Form 10-Q
period 1996-06-30
CENTURY BANCORP INC
filed 1996-08-14
CIK 812348

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                             or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from _______  to ______


Commission file number.      0-15752

                       CENTURY BANCORP, INC.
    (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                               04-2498617
(St. or other jurisdiction of incorp. or organization)(I.R.S. Employer ID #)

400 MYSTIC AVENUE, MEDFORD, MA                                     02155
(Address of principal executive offices)                         (Zip Code)

                                    (617)391-4000
               (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   X  Yes     No

 Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1996:

          Class A Common Stock, $1.00 par value      3,392,547 Shares
          Class B Common Stock, $1.00 par value      2,345,370 Shares

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 12, 1996               Century Bancorp, Inc.
                                          (Registrant)


\s\ Paul V. Cusick, Jr.         \s\ Kenneth A. Samuelian
Paul V. Cusick, Jr.             Kenneth A. Samuelian
Vice President and Treasurer    Vice President and Controller,
(Principal Financial Officer)   Century Bank & Trust Company
                                (Chief Accounting Officer)

                              1 of 15




                      Century Bancorp, Inc.

                                                         Page
                         Index                          Number

Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets:
               June 30, 1996 and 1995; March 31, 1996
               December 31, 1995.                          3

               Consolidated Statements of Income:
               Three (3) Months Ended June 30, 1996
               and 1995; and six (6) Months End
               June 30, 1996 and 1995.                     4

               Consolidated Statements of Cash Flows:
               Six (6) Months Ended June 30, 1996
               and 1995.                                   5

               Consolidated Changes in Stockholders
               Equity:  December 31, 1994 through
               June 30, 1996.                              6

               Notes to Consolidated Financial
               Statements                               7 - 11

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                              12 - 14


Part II.       Other Information

               Item 1 through Item 6                      15




                             2 of 15



PART I - Item 1
- ----------
Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
- ---------------------------------------------------------------
        (000's)                         Jun 30,  Mar 31,  Jun 30,  Dec 31,
Assets                                 	 1996     1996     1995     1995
- ------				                             	-------  -------  -------  -------
Cash and due from banks                 $32,165  $33,210  $41,061  $28,874
Federal funds sold			                         0   12,000   10,000   19,000
Int-bearing deposits in other banks           0       77       53       22
                                        -------  -------  -------  -------
  Total cash and cash equivalents        32,165   45,287   51,114   47,896
                                        -------  -------  -------  -------
Secs AFS, amort cost $93,803; $91,153;
  $100,159; $66,495, respectively        93,145   90,925  100,754   66,708
Secs HTM, mark val $100,139; $84,920;
  $78,410; $65,585, respectively        101,613   85,693   77,987   65,604
Loans, net of unearned discount:
  Commercial & industrial		              40,156   38,582   37,811   37,161
  Construction & land development         3,187    1,388    1,444    1,738
  Commercial real estate                131,499  130,535  130,173  126,154
  Industrial revenue bonds		              3,204    3,293    3,362    3,521
  Residential real estate		              77,405   78,039   80,899   80,210
  Residential real estate held-for-sale   1,895    1,906    1,233      335
  Consumer                                8,864    8,661    9,243   10,398
  Home equity			                         17,669   18,550   21,130   22,346
  Overdrafts                		              133      318      143      183
                                        -------  -------  -------  -------
   Tot loans, net of unearned disc      284,012  281,272  285,438  282,046
    Less allow for poss loan losses      (4,012)  (4,163)  (4,193)  (4,504)
                                        -------  -------  -------  -------
     Net loans                          280,000  277,109  281,245  277,542

  Bank premises & equipment, net          8,420    8,602    8,716    8,052
  Accrued interest receivable             4,308    4,507    4,292    3,705
  Other real estate owned                   313      474      845      784
  Other assets                           12,011   10,639    6,975    6,553
                                        -------  -------  -------  -------
      Total assets		                   $531,975 $523,236 $531,928 $476,844
				                                   ======== ======== ======== ========
Liabilities
- --------------
Deposits:
  Demand deposits                       $90,122  $87,906  $99,953  $85,003
  Savings and NOW deposits              132,007  134,020  131,181  123,105
  Money market accounts                  71,746   73,578   72,463   76,758
  Time deposits                         155,724  152,937  155,018  128,149
					                                   -------  -------  -------  -------
   Total deposits                       449,599  448,441  458,615  413,015

Secs sold under agreemnts to repurchase  13,650   17,480   21,580   17,030
FHLB borrowings & other borrowed funds   17,176    1,049    1,897      921
Other liabilities                         7,106   12,749    6,901    5,401
       					                            -------  -------  -------  -------
     Total liabilities                  487,531  479,719  488,993  436,367

Stockholder's equity
- ----------------------
 Class A com stck, $1.00 par value p/s;   3,422    3,415    3,406    3,324
  auth 10,000,000 shrs; issued 3,422,547
 Class B com stck, $1.00 par value p/s;   2,393    2,393    2,396    2,476
  auth 5,000,000 shrs; issued 2,392,920
 Additional paid-in capital		            10,725	  10,704   10,687   10,683
 Retained earnings                       28,464   27,314   26,278   24,048
 Treasury stock, 77,550 shares             (177)    (177)    (177)    (177)
 					                                  -------  -------  -------  -------
    Realized stockholders' equity        44,827   43,649   42,590   40,354
 Unreal (loss) gns on secs AFS             (383)    (132)     345      123
					                                   -------  -------  -------  -------
    Total stockholders' equity           44,444   43,517   42,935   40,477
                                        -------  -------  -------  -------
     Total liabs and stckhldrs' equity $531,975 $523,236 $531,928 $476,844
				                                   ======== ======== ======== ========

					                                   3 of 15




Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
- -------------------------------------------------------------------------------
(000's except share data)             Three months ended  Year-to-Date ended
                        		                June 30,           June 30,
                                         1996     1995      1996    1995
Interest income 		                     -------  -------	  ------- -------
  Loans                                 $6,529   $6,587   $13,066 $12,922
  Securities held-to-maturity            1,446    1,073     2,585   1,418
  Securities available-for-sale          1,496      831     2,959   2,112
  Interest-bearing deps in other banks       2        0         2       0
  Federal funds sold                       233      546       489   1,059
				                                   -------  -------	  ------- -------
   Total interest income                 9,706    9,037    19,101  17,511

Interest expense
  Savings and NOW deposits               1,001    1,046     1,942   1,931
  Money market accounts                    525      628     1,056   1,285
  Time deposits                          2,290    1,897     4,507   3,477
  Sec sold under agrmnts to reprchs        171      154       372     280
  Other borrowed funds                      54       11        67      21
				                                   -------  -------	  ------- -------
   Total interest expense                4,041    3,736     7,944   6,994
 			                                   -------  -------	  ------- -------
    Net interest income                  5,665    5,301    11,157  10,517

    Provision for poss loan losses         255      405       510     810
			                                    -------  -------	  ------- -------
     Net int inc after provision
      for possible loan losses           5,410    4,896    10,647   9,707

Other operating income
  Service charges on deposit accounts      431      402       819     785
  Lockbox fees                             362      423       732     706
  Brokerage commissions                    281      215       620     434
  Gain on sales of loans		                  77       36       165      72
  Other income                             119       98       222     256
				                                   -------  -------	  ------- -------
     Total other operating income        1,270    1,174     2,558   2,253
				                                   -------  -------	  ------- -------

Operating expenses
  Salaries and employee benefits         2,874    2,779     5,868   5,524
  Occupancy				                            343      348       735     684
  Equipment                                269      271       566     514
  Other real estate owned  		               12       88        34     162
  Other					                             1,004    1,135	    1,916   2,249
				                                   -------  -------	  ------- -------
     Total operating expenses            4,502    4,621     9,119   9,133
				                                   -------  -------	  ------- -------
      Income before income taxes         2,178    1,449     4,086   2,827

       Provision for income taxes          880      368     1,603     703
				                                   -------  -------	  ------- -------
      Net income                        $1,298   $1,081    $2,483  $2,124
				                                   =======  =======   ======= =======

- ---------------------------------------------------------------------------

Share data:
  Wtd avg number of shrs o/s        5,736,220 5,722,450 5,731,224 5,722,450
  Net income per share                  $0.23     $0.19     $0.43     $0.37
  Cash dividends declared:
    Class A common stock	             $0.0400   $0.0300   $0.0800   $0.0600
    Class B common stock              $0.0056   $0.0042   $0.0112   $0.0084

					                                   4 of 15




Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)
						                                                 1996     1995
- ---------------------------------------------------------------------------
						                                          For the six months ended
                                     			                June 30,
							                                                  (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $2,483   $2,124
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                 510      810
      Deferred income taxes                             (233)     173
      Net depreciation and amortization                  353      233
      Increase in accrued interest receivable            (16)    (414)
      (Increase) decrease in other assets             (4,382)     317
      Loans originated for sale                      (11,879)  (4,318)
      Proceeds from sales of loans                    11,465    4,379
      Gain on sales of loans                            (165)     (75)
      Gain on sales of real estate owned                 (42)      (2)
      Prov for poss losses on other real estate owned      0       50
      Increase (decrease) in other liabilities           205   (2,189)
						                                               -------  -------
        Net cash (used in) prov by operatg actvts     (1,701)   1,088
						                                               -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from mats of sec available-for-sale        30,680   11,850
  Purchase of securities available-for-sale          (24,237)  (6,969)
  Proceeds from maturities of sec held-to-maturity    28,750   12,100
  Purchase of securities held-to-maturity            (52,395) (29,781)
  Net decrease (increase) in loans                     1,352   (9,781)
  Proceeds from sales of real estate owned               749    2,547
  Capital expenditures                                  (235)    (774)
						                                              -------- --------
    Net cash used in invest activities               (15,336) (20,808)
						                                              -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in time deposit accounts       706   (2,041)
  Net (decrease) increase in demand, savings,
   money market and NOW deposits                      (9,722)   5,514
  Net proceeds from the issuance of common stock          51        0
  Cash Dividends                                        (296)    (218)
  Net (decr) incr in sec sold under agr to repurch    (7,930)   7,230
  Net increase (decrease) in FHLB & other borr funds  15,279      (13)
						                                              -------- --------
    Net cash (used in) prov by fincng actvts          (1,912)  10,472
						                                              -------- --------
Net decrease in cash and cash equivalents            (18,949)  (9,248)
  Cash and cash equivalents at beginning of year      51,114   57,144
						                                              -------- --------
  Cash and cash equivalents at end of period         $32,165  $47,896
						                                              ======== ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                          $7,503   $7,068
    Income taxes                                       2,140      838
  Noncash transactions:
    Property acquired through foreclosure               $175     $180
  Chg in unrlzd (loss) gns on sec afs, net of tax      ($728)  $1,018

	                                    			5 of 15



Century Bancorp, Inc. -
Consolidated Statement of Changes in Stockholders' Equity (unaudited)
- ----------------------------------------------------------------------------
                               December 31, 1994 through June 30, 1996
                                             (000's)
                          Cl A  Cl B    Add        Cl A, Cl B,        Total
                          Comm  Comm  Pd-In Retnd   30K 47,550 G/L  Stkhlds
                           Stk   Stk    Cap Erngs  Shrs  Shrs  AFS    Equty
- ----------------------------------------------------------------------------
BALANCE, DEC 31, 1994    3,312 2,488 10,683 22,142 (136) (41) (895)  37,553
Conv of Cl B stk to
 to Cl A, 12,000 shrs       12   (12)     -      -    -    -     -        -
Net inc, 1st qtr 1995        -     -      -  1,043    -    -	    -    1,043
Net inc, 2nd qtr 1995        -     -      -  1,081    -    -	    -    1,081
Cash divs, Cl A cm stk
 $.030 per share             -     -      -   (198)   -    -	    -     (198)
Cash divs, Cl B cm stk
 $.0042 per share            -     -      -    (20)   -    -	    -      (20)
Net chg in unrlzd ls
 on secs AFS, net of txs     -     -      -      -    -    - 1,018    1,018
                         ---------------------------------------------------
BALANCE, JUNE 30, 1995   3,324 2,476 10,683 24,048 (136) (41)  123   40,477
Conv of Cl B  stk to
 Cl A stk, 79,698 shrs      80   (80)     -      -    -    -     -	       -
Stk opts exer, 1,667 shrs    2     -      4      -    -    -     - 	      6
Net inc, 3rd qtr 1995        -     -      -  1,293    -    -     -    1,293
Net inc, 4th qtr 1995        -     -      -  1,157    -    -     -    1,157
Cash divs, Cl A comm stk
 $.030 per share, per qtr    -     -      -   (199)   -    -     -     (199)
Cash divs, Cl B comm stk
 $.0042 per share, per qtr   -     -      -    (21)   -    -     -      (21)
Net chg in unrealized G/L
 on secs AFS, net of txs     -     -      -      -    -    -     -      222
			                      ---------------------------------------------------
BALANCE, DEC 31, 1995    3,406 2,396 10,687 26,278 (136) (41)  345   42,935
Conv of Cl B  stk to
 Cl A  stk, 3,000 shrs       3    (3)     -      -    -    -	    -	       -
Stk opts exer, 6,000 shrs    6     -     17      -    -    -	    -       23
Net inc, 1st qtr 1996        -     -      -  1,184    -    -	    -    1,184
Cash divs, Cl A comm stk
 $.040 per share             -     -      -   (135)   -    -	    -     (135)
Cash divs, Cl B comm stk
 $.0056 per share            -     -      -    (13)   -    -	    -      (13)
Net chg in unrealized G/L
 on secs AFS, net of txs     -     -      -      -    -    -  (477)    (477)
                         ---------------------------------------------------
BALANCE, MARCH 31, 1996  3,415 2,393 10,704 27,314 (136) (41) (132)  43,517
Conv of Cl B stk to
 Cl A  stock                 -     -      -      -    -    -     -        -
Stk opts exer, 7,800 shrs    7     -     21      -    -    -	    -	      28
Net income, 2nd qtr 1996     -     -      -  1,298    -    -	    -    1,298
Cash divs, Cl A comm stock
 $.040 per share             -     -      -   (135)   -    -     -     (135)
Cash divs, Cl B comm stock
 $.0056 per share            -     -      -    (13)   -    -	    -      (13)
Net chg in unrealized G/L
 on secs AFS, net of txs     -     -      -      -    -    -  (251)    (251)
			                      ---------------------------------------------------
BALANCE, JUNE 30, 1996   3,422 2,393 10,725 28,464 (136) (41) (383)  44,444
                         ===================================================

                                   					6 of 15




                    Century Bancorp Inc.
        Notes to Consolidated Financial Statements

Basis of Presentation

	In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to
	present a fair statement of the results for the interim	period
	presented of Century Bancorp, Inc. (the "Company"). The	results of
	operations for the interim period ended June 30, 1996, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

 Effective January 1, 1996, the Company adopted Financial Accounting
	Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". SFAS No. 122 requires the Company to recognize as separate assets rights to service mortgage loans for others however those servicing rights are acquired. The current sales volume of loans serviced for others is negligible and, therefore, the adoption of SFAS No. 122 has not had, and is not expected to have, a material impact on the Company's financial statements.

	As of January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages, but does not require, a fair value based method of accounting for stock-based compensation plans. SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Company continues to account for stock-based compensation costs under APB Opinion No. 25, and will provide the additional required disclosures relating to 1995 and 1996 stock options in its 1996 Annual Report.

Summary of Significant Accounting Policies

 The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company. In November 1992, the Company merged its former subsidiaries, Century North Shore Bank and Trust Company and Century Bank/Suffolk into Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "Comptroller") and the Federal Deposit

                             				7 OF 15



 Insurance Corporation (the "FDIC"). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services.


Basis of Financial Statement Presentation

 The financial statements have been prepared in conformity with generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

 Material estimates that are susceptible to change in the near-term relate to the allowance for possible losses on loans and other real estate owned ("OREO") . Management believes that the allowance for possible losses on loans and OREO is adequate based on independent appraisals and review of other factors associated with the assets. While management uses available information to recognize losses on loans and OREO, future additions to the allowance for loans and OREO may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company's allowance for possible losses on loans and OREO. Such agencies may require the Company to recognize additions to the allowance for loans and OREO based on their judgements about information available to them at the time of their examination.


Investment Securities

 Effective January 1, 1994, the Company adopted Financial Accounting
	Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated related income taxes. SFAS No.

                             				8 of 15



 115 does not apply to unsecuritized loans. However, after mortgage loans are converted to mortgage-backed securities, they are subject to its provisions. Upon adoption, the Company classified its investment securities into two categories: held-to-maturity and available-for-sale; the Company has no securities held for trading. As a result of adoption, stockholders' equity was decreased by approximately $895,000, representing the net unrealized loss on securities available-for-sale less applicable income taxes at December 31, 1994. In 1993 and in prior periods, investment securities intended to be held-to-maturity were carried at amortized cost, marketable equity securities were carried at the lower of aggregate cost or market value, with unrealized losses reported as a separate component of stockholders' equity, and investment securities held for sale were carried at the lower of cost or market value with unrealized losses recognized in current year earnings.

 Premiums and discounts on investment securities are amortized or accreted into income by use of the level-yield method. If a decline in fair value below the amortized cost basis of an investment is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of the writedown is included as a charge to earnings. Gains and losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.


Loans

 Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued are designated non-accrual loans. When a loan is placed on non-accrual, all income which has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan fees is discontinued. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and income. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan depending on management's evaluation as to the collectibility of principal.

 Loans held for sale are carried at the lower of aggregate cost or market value. Gain or loss on sales of loans is recognized at the time of sale when the sales proceeds exceed or are less than the Bank's investment in the loans. Additionally, gains and losses are recognized when the average interest rate on the loans sold, adjusted for normal servicing fee, differs from the agreed yield to the buyer. The resulting excess service fee receivables, if any, are amortized using the interest method over the estimated life of the loans, adjusted for estimated prepayments.

 Discounts and premiums on loans purchased from failed financial institutions that represent market yield adjustments are accreted or amortized to interest income over the estimated lives of the loans using the level-yield method.

	                            			9 of 15




 Loan origination fees and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

 In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended in October, 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The statements generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. These statements apply to all creditors and all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases and debt securities as defined in SFAS No. 115. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan's principals remote.
	In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. These statements also require impairment of troubled debt restructurings to be measured using the pre-modification rate of interest. The Bank adopted these statements on January 1, 1995. Management has determined that the implementation of these statements was not material to the Bank's consolidated financial statements.


Allowance For Possible Loan Losses

 The allowance for possible loan losses is based on management's evaluation of the quality of the loan portfolio and is used to absorb losses resulting from loans which ultimately prove uncollectible. In determining the level of the allowance, periodic evaluations are made of the loan portfolio which take into account such factors as the character of the loans, loan status, financial posture of the borrowers, value of collateral securing the loans and other relevant information sufficient to reach an informed judgement. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries.

 While management uses available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Loans are charged off in whole or in part when, in management's opinion, collectibility is not probable. Management believes that the allowance for possible loan losses is adequate. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

				                         10 of 15


Other Real Estate Owned

	Other real estate owned ("OREO") includes real estate acquired by foreclosure and real estate substantively repossessed. Real estate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. SFAS No. 114 narrowed the definition of real estate substantively repossessed to include only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings. Both in-substance foreclosures and real estate formally acquired in settlement of loans are recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received. Loan losses from the acquisition of such properties are charged against the allowance for possible loan losses. After foreclosure, if the fair value of an asset minus its estimated cost to sell is less than the carrying value of the asset, such amount is recognized as a valuation allowance. If the fair value of an asset less its estimated cost to sell subsequently increases so that the resulting amount is more than the asset's current carrying value, the valuation allowance is reversed by the amount of the increase. Increases or decreases in the valuation allowance are charged or credited to income. Gains upon disposition of OREO are reflected in the statement of income as realized. Realized losses are charged to the valuation allowance.


Bank Premises And Equipment

 Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the terms of leases, if shorter.

 It is general practice to charge the cost of maintenance and repairs to operations when incurred; major expenditures for improvements are capitalized and depreciated.


Income Taxes

 The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      ____________________________________________________________


                           				11 of 15




Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations.

        For the quarter ended and year-to-date ended June 30, 1996.

Overview

 Earnings for the second quarter ended June 30, 1996 were $1,298 thousand, an increase of 20.1% when compared with the second quarter 1995 earnings of $1,081 thousand. Earnings per share for the second quarter 1996 were $.23 versus $.19 for the second quarter of 1995.



 For the six months ending June 30, 1996, earnings were $2,483 thousand an increase of 16.9% when compared with the same period last year. Earnings per share were $.43 for the first six months of 1996 compared with $.37 for the first six months of 1995.

Financial Condition

Loans
 On June 30 1996 loans outstanding, net of unearned discount, were $284.0 million an increase of .7% from the total on June 30, 1995. At June 30, 1996 Commercial Real Estate loans accounted for 46.3% and Residential Real Estate loans accounted for 27.9% of total loans. Construction loans increased to $3.2 million.

Allowance for Possible Loan Losses

 The allowance for possible loan losses was 1.41% of total loans on June 30, 1996 compared with 1.60% on June 30, 1995. Net charge-offs for the six month period ended June 30, 1996, were $406 thousand, compared with $424 thousand for the same period in 1995. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

 As of June 30, 1996, loans on non-accrual status totaled $2.7 million or .95% of loans; loans past due 90 days or more totaled $23 thousand; restructured performing loans totaled $2.6 million.

Securities Held-to-Maturity

	The securities held-to-maturity portfolio totaled $101.6 million on June 30, 1996, an increase of 54.9% from the total on June 30, 1995. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 3.8 years.

Securities Available-for-Sale

	The securities available-for-sale portfolio totaled $93.1 million at June 30, 1996, an increase of 39.6 % from June 30, 1995. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 2.1 years.


				                        12 of 15



Managements Discussion and Analysis of Financial Condition and Results of Operation (con't.)

Other Assets

	On June 30, 1996 other real estate owned ("OREO") totaled $313 thousand, a decrease of $471 thousand from June 30, 1995. During the second quarter $45 thousand was added to OREO and $225 thousand of OREO was sold.

Deposits and Borrowed Funds

	On June 30, 1996 deposits totaled $449.6 million, which is 8.9% above total deposits on June 30, 1995. Borrowed funds totaled $30.8 million compared to $18.0 million last year. The majority of the increase was a borrowing from the Federal Home Loan Bank of $16.0 million.

Results of Operations

Net Interest Income

	For the three month period ended June 30, 1996 net interest income totaled $5.7 million, an increase of 6.9% from the comparable period in 1995.

	For the six month period ended June 30, 1996, net interest income totaled $11.2 million, an increase of 6.1% from the first six months of 1995.

Provision for Loan Losses

	Loan loss provision for the six months ended June 30, 1996 was $510 thousand compared with $810 thousand for the same period in 1995.

Non-Interest Income and Expense

	Fee income for the quarter ended June 30, 1996 was $1.3 million, an 8.2% increase from the second quarter of 1995. Income from the gain on sales of loans increased because of an increase in mortgage loan originations. Brokerage commissions increased because of increased activity in that line of business. The lockbox fee decrease was due to a decrease in lockbox related volume.

 During the second quarter 1996, operating expenses, exclusive of OREO expenses, decreased by .9% from the same quarter last year. Expenses associated with OREO decreased by $76 thousand for the same period.


	For the six month period ended June 30, 1996 non-interest income increased 13.5% while operating expenses, exclusive of OREO expenses, increased 1.3% from the same period in 1995.

Income Taxes

	For the second quarter of 1996, the Company's income taxes totaled $880 thousand on pretax income of $2,178 thousand for an effective tax rate of 40.4%. For last year's corresponding quarter, the Company's income

                             				13 of 15




Managements Discussion and Analysis of Financial Condition and Results of Operation (con't.)


	taxes totalled $368 thousand on pretax income of $1,449 thousand for an effective rate of 25.4%.

	For the six month period ended June 30, 1996 income taxes totaled $1,603 thousand on pretax income of $4,086 thousand for an effective tax rate of 39.2%. For last years corresponding period, income taxes totaled $703 thousand on pretax income of $2,827 thousand for an effective tax rate of 24.9%.

	The major contribution to the increase in the effective tax rate for the second quarter 1996 compared with the second quarter 1995 was a reduction of the deferred tax asset valuation allowance. The reduction of this allowance for the second quarter of 1996 was $75 thousand compared to a reduction of $255 thousand for the second quarter of 1995.



                            				14 of 15



Part II - Other Information

Item 1               Legal proceedings - Not applicable

Item 2               Change in securities - Not applicable

Item 3               Defaults upon senior securities - Not applicable

Item 4               Submission of matters to a vote - Not applicable

Item 5               Other information - Not applicable

Item 6               Exhibits and reports on form 8-K - Not applicable






                                     				15 of 15