Form 10-Q
period 1996-09-30
CENTURY BANCORP INC
filed 1996-11-12
CIK 812348

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q
(Mark One)

[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                             or

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

          Class A Common Stock, $1.00 par value      3,394,097 Shares
          Class B Common Stock, $1.00 par value      2,345,370 Shares

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 12, 1996               Century Bancorp, Inc.
                                          (Registrant)


\s\ Paul V. Cusick, Jr.         \s\ Kenneth A. Samuelian
Paul V. Cusick, Jr.             Kenneth A. Samuelian
Vice President and Treasurer    Vice President and Controller,
(Principal Financial Officer)   Century Bank & Trust Company
                                (Chief Accounting Officer)

                              1 of 15



                      Century Bancorp, Inc.

                                                           Page
                         Index                            Number

Part I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets:
               September 30, 1996 and 1995; June 30, 1996
               and December 31, 1995.                        3

               Consolidated Statements of Income:
               Three (3) Months Ended September 30, 1996
               and 1995; and nine (9) Months Ended
               September 30, 1996 and 1995.                  4

               Consolidated Statements of Cash Flows:
               Nine (9) Months Ended September 30, 1996
               and 1995.                                     5

               Consolidated Changes in Stockholders
               Equity:  December 31, 1994 through
               September 30, 1996.                           6

               Notes to Consolidated Financial
               Statements                                 7 - 11

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                12 - 14


Part II.       Other Information

               Item 1 through Item 6                        15




                             2 of 15



PART I - Item 1
----------
Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
---------------------------------------------------------------
        (000's)                         Sep 30,  Jun 30,  Dec 31,  Sep 30,
Assets                                 	 1996     1996     1995     1995
------	                             				-------  -------  -------  -------
Cash and due from banks                 $44,898  $32,165  $41,061  $39,504
Federal funds sold			                         0        0   10,000        0
Int-bearing deposits in other banks           0        0       53       38
                                        -------  -------  -------  -------
  Total cash and cash equivalents        44,898   32,165   51,114   39,542
                                        -------  -------  -------  -------
Secs AFS, amort cost $86,103; $93,803;
  $100,159; $64,077, respectively        85,640   93,145  100,754   64,251
Secs HTM, mark val $105,902; $100,139;
  $78,410; $70,735, respectively        107,019  101,613   77,987   70,765
Loans, net of unearned discount:
  Commercial & industrial		              39,107   40,156   37,811   38,992
  Construction & land development         3,205    3,187    1,444    1,695
  Commercial real estate                132,817  131,499  130,173  130,407
  Industrial revenue bonds		              3,116    3,204    3,362    3,442
  Residential real estate		              77,735   77,405   80,899   80,348
  Residential real estate held-for-sale     570    1,895    1,233    1,170
  Consumer                                8,605    8,864    9,243    9,610
  Home equity			                         17,476   17,669   21,130   22,025
  Overdrafts                		              263      133      143      197
                                        -------  -------  -------  -------
   Tot loans, net of unearned disc      282,894  284,012  285,438  287,886
    Less allow for poss loan losses      (4,104)  (4,012)  (4,193)  (4,311)
                                        -------  -------  -------  -------
     Net loans                          278,790  280,000  281,245  283,575

  Bank premises & equipment, net          8,335    8,420    8,716    8,169
  Accrued interest receivable             4,978    4,308    4,292    3,891
  Other real estate owned                   280      313      845      620
  Other assets                            7,648   12,011    6,975    7,545
                                        -------  -------  -------  -------
      Total assets		                   $537,588 $531,975 $531,928 $478,358
				                                   ======== ======== ======== ========
Liabilities
--------------
Deposits:
  Demand deposits                      $100,188  $90,122  $99,953  $90,661
  Savings and NOW deposits              122,519  132,007  131,181  115,828
  Money market accounts                  69,833   71,746   72,463   75,121
  Time deposits                         157,751  155,724  155,018  132,114
                                   					-------  -------  -------  -------
   Total deposits                       450,291  449,599  458,615  413,724

Secs sold under agreemnts to repurchase  17,220   13,650   21,580   16,120
FHLB borrowings & other borrowed funds   17,577   17,176    1,897      654
Other liabilities                         6,682    7,106    6,901    6,219
                                   					-------  -------  -------  -------
     Total liabilities                  491,770  487,531  488,993  436,717

Stockholder's equity
----------------------
 Class A com stck, $1.00 par value p/s;   3,424    3,422    3,406    3,341
  auth 10,000,000 shrs; issued 3,424,097
 Class B com stck, $1.00 par value p/s;   2,393    2,393    2,396    2,460
  auth 5,000,000 shrs; issued 2,392,920
 Additional paid-in capital		            10,730   10,725   10,687   10,684
 Retained earnings                       29,718   28,464   26,278   25,232
 Treasury stock, 77,550 shares             (177)    (177)    (177)    (177)
 					                                  -------  -------  -------  -------
    Realized stockholders' equity        46,088   44,827   42,590   41,540
 Unreal (loss) gns on secs AFS             (270)    (383)     345      101
					                                   -------  -------  -------  -------
    Total stockholders' equity           45,818   44,444   42,935   41,641
                                        -------  -------  -------  -------
     Total liabs and stckhldrs' equity $537,588 $531,975 $531,928 $478,358
                            				       ======== ======== ======== ========

                                          					3 of 15




Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
-------------------------------------------------------------------------------
(000's except share data)             Three months ended  Year-to-Date ended
                                      		 September 30,      September 30,
                                         1996     1995      1996    1995
Interest income               		       -------  -------	  ------- -------
  Loans                                 $6,608   $6,685   $19,674 $19,607
  Securities held-to-maturity            1,675    1,080     4,260   2,498
  Securities available-for-sale          1,390      976     4,349   3,088
  Interest-bearing deps in other banks       0        0         2       0
  Federal funds sold                       214      394       703   1,453
                            				       -------  -------	  ------- -------
   Total interest income                 9,887    9,135    28,988  26,646

Interest expense
  Savings and NOW deposits                 959    1,016     2,901   2,947
  Money market accounts                    533      621     1,589   1,906
  Time deposits                          2,337    1,982     6,844   5,459
  Sec sold under agrmnts to reprchs        192      176       534     456
  FHLB & other borrowed funds               31       16       128      37
                            				       -------  -------	  ------- -------
   Total interest expense                4,052    3,811    11,996  10,805
 			                                   -------  -------	  ------- -------
    Net interest income                  5,835    5,324    16,992  15,841

    Provision for poss loan losses         255      375       765   1,185
                     			               -------  -------	  ------- -------
     Net int inc after provision
      for possible loan losses           5,580    4,949    16,227  14,656

Other operating income
  Service charges on deposit accounts      402      401     1,221   1,186
  Lockbox fees                             262      365       994   1,071
  Brokerage commissions                    223      260       843     694
  Gain on sales of loans	              	    76       83       241     155
  Other income                              97      106       319     362
				                                   -------  -------	  ------- -------
     Total other operating income        1,060    1,215     3,618   3,468
                            				       -------  -------	  ------- -------

Operating expenses
  Salaries and employee benefits         2,815    2,785     8,683   8,309
  Occupancy				                            334      319     1,069   1,003
  Equipment                                299      291       865     805
  Other real estate owned  		               (5)      34        29     196
  Other					                               894      868	    2,811   3,117
				                                   -------  -------	  ------- -------
     Total operating expenses            4,337    4,297    13,457  13,430
	                            			       -------  -------	  ------- -------
      Income before income taxes         2,303    1,867     6,388   4,694

       Provision for income taxes          899      575     2,502   1,278
                            				       -------  -------	  ------- -------
      Net income                        $1,404   $1,292    $3,886  $3,416
				                                   =======  =======   ======= =======

---------------------------------------------------------------------------

Share data:
  Wtd avg number of shrs o/s        5,738,706 5,722,530 5,733,736 5,722,477
  Net income per share                  $0.24     $0.23     $0.68     $0.60
  Cash dividends declared:
    Class A common stock	             $0.0400   $0.0300   $0.1200   $0.0900
    Class B common stock              $0.0056   $0.0042   $0.0168   $0.0126

                                       					4 of 15




Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)
                                          						       1996     1995
---------------------------------------------------------------------------
						                                        For the nine months ended
                                     			              September 30,
							  (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $3,886   $3,416
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for possible loan losses                 765    1,185
      Deferred income taxes                             (436)     672
      Net depreciation and amortization                  515      328
      Increase in accrued interest receivable           (686)    (600)
      Decrease (increase) in other assets                 51   (1,156)
      Loans originated for sale                      (14,861) (10,141)
      Proceeds from sales of loans                    16,063    9,716
      Gain on sales of loans                            (241)    (155)
      Gain on sales of real estate owned                 (52)      (2)
      Prov for poss losses on other real estate owned      0       50
      Decrease in other liabilities                     (219)  (1,373)
						                                               -------  -------
        Net cash provided by operating activities      4,785    1,940
						                                               -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from matrities of sec available-for-sale   41,193   22,375
  Purchase of securities available-for-sale          (27,006) (15,021)
  Proceeds from maturities of sec held-to-maturity    34,250   18,650
  Purchase of securities held-to-maturity            (63,299) (41,526)
  Net decrease (increase) in loans                       672  (15,910)
  Proceeds from sales of real estate owned               993    3,124
  Capital expenditures                                  (412)  (1,132)
						                                              -------- --------
    Net cash used in investing activities            (13,609) (29,440)
						                                              -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in time deposit accounts                2,733    1,924
  Net (decrease) increase in demand, savings,
   money market and NOW deposits                     (11,057)   2,258
  Net proceeds from the issuance of common stock          58        3
  Cash Dividends                                        (446)    (327)
  Net (decr) incr in sec sold under agr to repurch    (4,360)   6,320
  Net increase (decrease) in FHLB & other borr funds  15,680     (280)
						                                              -------- --------
    Net cash provided by financing activities          2,608    9,895
						                                              -------- --------
Net decrease in cash and cash equivalents             (6,216) (17,602)
  Cash and cash equivalents at beginning of year      51,114   57,144
                                         						     -------- --------
  Cash and cash equivalents at end of period         $44,898  $39,542
						                                              ======== ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                         $12,301  $10,532
    Income taxes                                       2,764    1,425
  Noncash transactions:
    Property acquired through foreclosure               $376     $600
  Chg in unrlzd gains on sec afs, net of tax           ($615)    $996


                                       				5 of 15



Century Bancorp, Inc. -
Consolidated Statement of Changes in Stockholders' Equity (unaudited)
----------------------------------------------------------------------------
                           December 31, 1994 through September 30, 1996
                                             (000's)
                          Cl A  Cl B    Add        Cl A, Cl B,        Total
                          Comm  Comm  Pd-In Retnd   30K 47,550 G/L  Stkhlds
                           Stk   Stk    Cap Erngs  Shrs  Shrs  AFS    Equty
----------------------------------------------------------------------------
BALANCE, DEC 31, 1994    3,312 2,488 10,683 22,142 (136) (41) (895)  37,553
Conv of Cl B stk to
 to Cl A, 28,251 shrs       28   (28)     -      -    -    -     -        -
Stk opts exer, 667 shrs      1     -      1      -    -    -	    -        2
Net inc, 1st qtr 1995        -     -      -  1,043    -    -	    -    1,043
Net inc, 2nd qtr 1995        -     -      -  1,081    -    -	    -    1,081
Net inc, 3rd qtr 1995        -     -      -  1,293    -    -	    -    1,293
Cash divs, Cl A cm stk
 $.030 per share, per qtr    -     -      -   (296)   -    -	    -     (296)
Cash divs, Cl B cm stk
 $.0042 per share, per qtr   -     -      -    (31)   -    -	    -      (31)
Net chg in unrlzd ls
 on secs AFS, net of txs     -     -      -      -    -    -   996      996
                         ---------------------------------------------------
BALANCE, SEP 30, 1995    3,341 2,460 10,684 25,232 (136) (41)  101   41,641
Conv of Cl B  stk to
 Cl A stk, 63,447 shrs      64   (64)     -      -    -    -     -	       -
Stk opts exer, 1,000 shrs    1     -      3      -    -    -     - 	      4
Net inc, 4th qtr 1995        -     -      -  1,157    -    -     -    1,157
Cash divs, Cl A comm stk
 $.030 per share             -     -      -   (101)   -    -     -     (101)
Cash divs, Cl B comm stk
 $.0042 per share            -     -      -    (10)   -    -     -      (10)
Net chg in unrealized G/L
 on secs AFS, net of txs     -     -      -      -    -    -   244      244
			                      ---------------------------------------------------
BALANCE, DEC 31, 1995    3,406 2,396 10,687 26,278 (136) (41)  345   42,935
Conv of Cl B  stk to
 Cl A  stk, 3,000 shrs       3    (3)     -      -    -    -	    -        -
Stk opts exer, 13,800 shrs  13     -     38      -    -    -	    -       51
Net inc, 1st qtr 1996        -     -      -  1,184    -    -	    -    1,184
Net inc, 2nd qtr 1996        -     -      -  1,298    -    -	    -    1,298
Cash divs, Cl A comm stk
 $.040 per share, per qtr    -     -      -   (270)   -    -	    -     (270)
Cash divs, Cl B comm stk
 $.0056 per share, per qtr   -     -      -    (26)   -    -	    -      (26)
Net chg in unrealized G/L
 on secs AFS, net of txs     -     -      -      -    -    -  (728)    (728)
                         ---------------------------------------------------
BALANCE, JUNE 30, 1996   3,422 2,393 10,725 28,464 (136) (41) (383)  44,444

Stk opts exer, 1,550 shrs    2     -      5      -    -    -	    -	       7
Net income, 3rd qtr 1996     -     -      -  1,404    -    -	    -    1,404
Cash divs, Cl A comm stock
 $.040 per share             -     -      -   (137)   -    -     -     (137)
Cash divs, Cl B comm stock
 $.0056 per share            -     -      -    (13)   -    -	    -      (13)
Net chg in unrealized G/L
 on secs AFS, net of txs     -     -      -      -    -    -   113      113
                    			 ---------------------------------------------------
BALANCE, SEP 30, 1996    3,424 2,393 10,730 29,718 (136) (41) (270)  45,818
                         ===================================================

                                      					6 of 15




                    Century Bancorp Inc.
        Notes to Consolidated Financial Statements

Basis of Presentation

	In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to
	present a fair statement of the results for the interim	period
	presented of Century Bancorp, Inc. (the "Company"). The	results of
	operations for the interim period ended September 30, 1996, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

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

 In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended in October, 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The statements generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. These statements apply to all creditors and all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases and debt securities as defined in SFAS No. 115. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. These statements also require impairment of troubled debt restructurings to be measured using the pre-modification rate of interest. The Bank adopted these statements on January 1, 1995. Management has determined that the implementation of these statements was not material to the Bank's consolidated financial statements.


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

      ____________________________________________________________


                            				11 of 15



Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations.

Overview

	For the quarter ended and year-to-date ended September 30, 1996.

 Earnings for the third quarter ended September 30, 1996 were $1,404 thousand, an increase of 8.7% when compared with the third quarter 1995 earnings of $1,292 thousand. Earnings per share for the third quarter 1996 were $.24 versus $.23 for the third quarter of 1995.

 For the nine months ending September 30, 1996, earnings were $3,886 thousand an increase of 13.8% when compared with the same period last year. Earnings per share were $.68 for the first nine months of 1996 compared with $.60 for the first nine months of 1995.

Financial Condition

Loans
 On September 30, 1996 loans outstanding, net of unearned discount, were $282.9 million an decrease of 1.7% from the total on September 30, 1996. At September 30, 1996 Commercial Real Estate loans accounted for 46.9% and Residential Real Estate loans accounted for 27.7% of total loans. Construction loans increased to $3.2 million.

Allowance for Possible Loan Losses

 The allowance for possible loan losses was 1.45% of total loans on
	September 30, 1996 compared with 1.50% on Septembere 30, 1995. Net charge-offs for the nine month period ended September 30, 1996, were $854 thousand, compared with $1,113 thousand for the same period in 1995. The allowance for loan losses is based on management's
	overview of the	quality of the loan portfolio, previous loan loss
	experience and current economic conditions.

 As of September 30, 1996, loans on non-accrual status totaled $2.8 million or .98% of loans; loans past due 90 days or more totaled $92 thousand; restructured performing loans totaled $2.6 million.

Securities Held-to-Maturity

	The securities held-to-maturity portfolio totaled $107.0 million on September 30, 1996, an increase of 51.2% from the total on September 30, 1995. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 3.7 years.

Securities Available-for-Sale

	The securities available-for-sale portfolio totaled $85.6 million at September 30, 1996, an increase of 33.3 % from September 30, 1995. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 2.1 years.


                    				12 of 15



Managements Discussion and Analysis of Financial Condition and Results of Operation (con't.)

Other Assets

	On September 30, 1996 other real estate owned ("OREO") totaled $280 thousand, a decrease of $340 thousand from September 30, 1995. During the third quarter $201 thousand was added to OREO and $244 thousand of OREO was sold.

Deposits and Borrowed Funds

	On September 30, 1996 deposits totaled $450.3 million, which is 8.8% above total deposits on September 30, 1995. Borrowed funds totaled $34.8 million compared to $16.8 million last year. The majority of the increase was a borrowing from the Federal Home Loan Bank of $16.5 million.

Results of Operations

Net Interest Income

	For the three month period ended September 30, 1996 net interest income totaled $5.8 million, an increase of 9.6% from the comparable period in 1995.

	For the nine month period ended September 30, 1996, net interest income totaled $17.0 million, an increase of 7.3% from the first nine months of 1995.

Provision for Loan Losses

	Loan loss provision for the nine months ended September 30, 1996 was $765 thousand compared with $1,185 thousand for the same period in 1995.

Non-Interest Income and Expense

	Fee income for the quarter ended September 30, 1996 was $1.1 million, a 12.8% decrease from the third quarter of 1995. Income from the gain on sales of loans decreased because of an decrease in mortgage loan originations. Brokerage commissions decreased because of decreased activity in that line of business. The lockbox fee decrease was due to a decrease in lockbox related volume.

 During the third quarter 1996, operating expenses, exclusive of OREO expenses, increased by .2% from the same quarter last year. Expenses associated with OREO decreased by $39 thousand for the same period.


	For the nine month period ended September 30, 1996 non-interest income increased 4.3% while operating expenses, exclusive of OREO expenses, increased 1.5% from the same period in 1995.

                  				13 of 15





Managements Discussion and Analysis of Financial Condition and Results of Operation (con't.)



Income Taxes

	For the third quarter of 1996, the Company's income taxes totaled $899 thousand on pretax income of $2,303 thousand for an effective tax rate of 39.0%. For last year's corresponding quarter, the Company's income taxes totalled $575 thousand on pretax income of $1,867 thousand for an effective rate of 30.8%.

	For the nine month period ended September 30, 1996 income taxes totaled $2,502 thousand on pretax income of $6,388 thousand for an effective tax rate of 39.2%. For last years corresponding period, income taxes totaled $1,278 thousand on pretax income of $4,694 thousand for an effective tax rate of 27.2%.

	The major contribution to the increase in the effective tax rate for the third quarter 1996 compared with the third quarter 1995 was a reduction of the deferred tax asset valuation allowance. The reduction of this allowance for the third quarter of 1996 was $75 thousand compared to a reduction of $255 thousand for the third quarter of 1995.



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