Form 10-K
period 1996-12-31
CENTURY BANCORP INC
filed 1997-03-26
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended                DECEMBER 31, 1996
                                   ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number:                                0-15752
                       ---------------------------------------------------------


                              CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          COMMONWEALTH OF MASSACHUSETTS                    04-2498617
          -----------------------------                    ----------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification number)

400 MYSTIC AVENUE, MEDFORD, MA                                02155
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:        (617)391-4000
                                                  ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $1.00 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997:

                                   $5,992,180

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997:

          CLASS A COMMON STOCK, $1.00 PAR VALUE     3,461,297    SHARES
          CLASS B COMMON STOCK, $1.00 PAR VALUE     2,300,170    SHARES

                              CENTURY BANCORP INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1                BUSINESS                                              1-16

ITEM 2                PROPERTIES                                              17

ITEM 3                LEGAL PROCEEDINGS                                       17

ITEM 4                SUBMISSION OF MATTERS TO A VOTE OF SECURITY             17
                        HOLDERS

                                     PART II

ITEM 5                MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED    17-18
                      STOCKHOLDER MATTERS

ITEM 6                SELECTED FINANCIAL DATA                                 18

ITEM 7                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       18
                        CONDITION AND RESULTS OF OPERATIONS

ITEM 8                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             18

ITEM 9                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS           18
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   42-44

ITEM 11               EXECUTIVE COMPENSATION AND OTHER INFORMATION         44-48

ITEM 12               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS         49
                        AND MANAGEMENT

ITEM 13               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          50

                                     PART IV

ITEM 14               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND             50
                        REPORTS ON FORM 8-K

                                  SIGNATURES                                  51

                                     PART I

ITEM 1. BUSINESS

THE COMPANY


Century Bancorp, Inc. (together with its subsidiary, unless the context otherwise requires, the "Company"), is a bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the "Bank"): Century Bank and Trust Company formed in 1969. During November 1992, the Company merged two former banking subsidiaries, Century North Shore Bank and Trust Company and Century Bank/Suffolk, into Century Bank and Trust Company. The Company had total assets of $560.9 million on December 31, 1996. On that date the assets of Century Bank and Trust Company were $465.3 million. The Company presently operates 15 banking offices in 14 cities and towns ranging from Braintree to Peabody. The Banks' customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

On March 26, 1993 the Bank assumed $43.5 million in deposits of the former Wollaston Credit Union of Quincy, Massachusetts from the Massachusetts Credit Union Share Insurance Corporation. The Bank also acquired $25.2 million in residential and consumer loans, $6.2 million in investment securities and $12.9 million in cash. The Bank continues to operate the former branches of Wollaston and intends to continue to seek similar acquisitions in its market area or contiguous market areas.

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, and individuals. It makes commercial loans, real estate and construction loans, and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market.

The Company emphasizes service to small and medium-sized businesses and retail customers in its market area. It provides business and consumer deposit services and makes commercial loans, real estate and construction loans and consumer loans. The Company provides full service brokerage through Century Financial Services in conjunction with Commonwealth Equities.

The Company is a provider of financial services including cash management, transaction processing, short term financing and intermediate term leasing to municipalities in Massachusetts. The Company has deposit relationships with approximately 30% of the 351 cities and towns in the state.

The Company's principal executive offices are located at 400 Mystic Avenue, Medford, Massachusetts 02155. Its telephone number is (617) 391-4000.

The following table sets forth the distribution of the Company's average assets, liabilities and stockholders' equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.


                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------

                                                           1996                                  1995
                                                           ----                                  ----
                                            Average      Interest        Rate      Average     Interest        Rate
                                            Balance     Income (1)     Earned (1)  Balance    Income (1)     Earned (1)
                                            -------     ----------     ----------  -------    ----------     ----------
                                                                      (Dollars In Thousands)
Assets
Interest-earning assets:
Loans(2)                                   $ 281,943    $  26,429         9.37%   $ 279,555   $  26,490        9.48%
Securities available-for-sale:
      Taxable                                 90,652        5,627         6.21%      70,467       4,218        6.00%
      Tax-exempt                                 872           52         5.96%       1,372          91        6.63%
Securities held-to-maturity:
      Taxable                                 94,335        6,007         6.37%      62,158       3,650        5.87%
      Tax-exempt                                 170           13         7.65%         180          15        8.33%
 Federal funds sold                           15,090          807         5.35%      29,076       1,723        5.93%
 Interest bearing deposits
    in other banks                                47            2         4.26%          29           1        3.45%
                                           ---------    ---------                 ---------   ---------
           Total interest-earning assets     483,109       38,937         8.06%     442,837      36,188        8.17%
                                                        ---------         -----               ---------        -----
 Non  interest-earning assets                 61,450                                 56,127
 Allowance for loan losses                    (4,163)                                (4,479)
                                           ---------                              ---------
           Total assets                    $ 540,396                              $ 494,485
                                           =========                              =========

                                                      YEAR ENDED DECEMBER 31,
                                                ----------------------------------
                                                               1994
                                                               ----
                                                 Average      Interest     Rate
                                                 Balance     Income (1)  Earned (1)
                                                ---------    ---------   ---------
                                                     (Dollars In Thousands)
Assets
Interest-earning assets:
Loans(2)                                        $ 267,123    $  23,418        8.77%
Securities available-for-sale:
      Taxable                                      52,435        3,121        5.95%
      Tax-exempt                                       68            5        7.35%
Securities held-to-maturity:
      Taxable                                      70,342        2,812        4.00%
      Tax-exempt                                      474           62       13.08%
 Federal funds sold                                30,462        1,287        4.22%
 Interest bearing deposits
    in other banks                                      0            0        0.00%
                                                ---------    ---------
           Total interest-earning assets          420,904       30,705        7.30%
                                                             ---------       ------
 Non  interest-earning assets                      56,671
 Allowance for loan losses                         (4,765)
                                                ---------
           Total assets                         $ 472,810
                                                =========

--------------------------------------------------------------------------------

(1) On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2) Nonaccrual loans are included in average amounts outstanding.

                                                                YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------
                                                       1996                                1995
                                                       ----                                ----
                                        Average   Interest Income Rate Earned Average Interest Income Rate Earned
                                        Balance     /Expense (1)   /Paid (1)  Balance   /Expense (1)   /Paid (1)
                                        --------    -----------   ---------- -------- --------------- -----------
                                                                   (Dollars In Thousands)
Liabilities and Stockholders'
    Equity
 Interest-bearing deposits:
   NOW accounts                         $ 84,620      $ 2,367      2.80%     $ 82,628     $ 2,568      3.11%
   Savings accounts                       55,905        1,439      2.57%       50,916       1,335      2.62%
   Money market accounts                  70,735        2,084      2.95%       78,029       2,487      3.19%
   Time deposits                         158,037        9,020      5.71%      134,769       7,612      5.65%
                                        --------      -------                --------     ------
         Total interest-bearing
            deposits                     369,297       14,910      4.04%      346,342      14,002      4.04%
 Securities sold under
     agreements to repurchase             16,654          713      4.28%       14,390         632      4.39%
 Other borrowed funds                      3,135          182      5.81%          960          52      5.42%
                                        --------      -------                --------     ------
      Total interest-bearing
        liabilities                      389,086       15,805      4.06%      361,692      14,686      4.06%
                                                      -------      ----                   ------       -----
 Non interest-bearing
     liabilities
          Demand deposits                 99,179                               86,328
          Other liabilities                7,340                                6,084
                                        --------                             --------
                  Total liabilities      495,605                              454,104
Stockholders' equity                      44,791                               40,381
                                        --------                             --------
    Total liabilities &
        stockholders' equity            $540,396                             $494,485
                                        ========                             ========
Net interest income(1)                                $23,132                             $21,502
                                                      =======                             =======
Net interest spread                                                4.00%                               4.11%
                                                                   ====                                ====
Net yield on earnings assets                                       4.79%                               4.86%
                                                                   ====                                ====

                                           YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                                   1994
                                                   ----
                                     Average Interest Income Rate Earned
                                     Balance   /Expense (1)   /Paid (1)
                                     --------  ------------  -----------
                                            (Dollars In Thousands)
Liabilities and Stockholders'
    Equity
 Interest-bearing deposits:
   NOW accounts                     $ 75,941     $ 1,721       2.27%
   Savings accounts                   53,166       1,328       2.50%
   Money market accounts              94,820       2,330       2.46%
   Time deposits                     124,963       5,245       4.20%
                                    --------     -------
         Total interest-bearing
            deposits                 348,890      10,624       3.05%
 Securities sold under
     agreements to repurchase         10,235         268       2.62%
 Other borrowed funds                    732          32       4.37%
                                    --------     -------
      Total interest-bearing
        liabilities                  359,857      10,924       3.04%
                                                 -------       -----
 Non interest-bearing
     liabilities
          Demand deposits             70,994
          Other liabilities            5,678
                                    --------
                  Total liabilities  436,529
Stockholders' equity                  36,281
                                    --------
    Total liabilities &
        stockholders' equity        $472,810
                                    ========
Net interest income(1)                           $19,781
                                                 =======
Net interest spread                                            4.26%
                                                               ====
Net yield on earnings assets                                   4.70%
                                                               ====

--------------------------------------------------------------------------------
(1) On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

The following table summarizes the year-to-year changes in the Company's net interest income resulting from fluctuations in interest rates and volume changes in earning assets and interest bearing liabilities. Changes due to rate are the change in rate multiplied by the prior year's volume. Changes due to volume are the change in volume multiplied by the prior year's rate. Changes in volume and rate that cannot be separately identified have been allocated in proportion to the relationship of the absolute dollar amounts of each change.

Net interest income improved in 1996. Interest income was affected positively by improvements in the interest earned in most categories of earning assets. Much of the Company's earning assets were repriced to improve their respective returns. Interest expense rose primarily because of a higher level of time deposit volume. Interest income on securities increased primarily because of volume.

                                                         Year Ended December 31,
                                                         -----------------------
                                       1996 Compared with 1995         1995 Compared with 1994
                                   ----------------------------------- -----------------------------
                                   Increase/(Decrease)                 Increase/(Decrease)
                                   Due to Change in                    Due to Change in
                                   ----------------                    ----------------
                                                           Total                               Total
                                   Average     Average     Increase    Average     Average     Increase
                                   Balance     Rate        (Decrease)  Balance     Rate        (Decrease)
                                   -------     -------     -------     -------     -------     -------
                                                              (In Thousands)
Interest income:
 Loans                             $   225     $  (286)    $   (61)    $ 1,122     $ 1,950     $ 3,072
 Securities available-for-sale:
  Taxable                            1,248         161       1,409       1,079          18       1,097
  Tax-exempt                           (31)         (8)        (39)         87          (1)         86
 Securities held-to-maturity:
  Taxable                            2,027         330       2,357        (358)      1,196         838
  Tax-exempt                            (1)         (1)         (2)        (30)        (17)        (47)
 Federal funds sold                   (762)       (154)       (916)        (61)        497         436
 Interest-bearing deposits
  in other banks                         1           0           1           0           1           1
                                   -------     -------     -------     -------     -------     -------
   Total interest income             2,707          42       2,749       1,840       3,643       5,483
                                   -------     -------     -------     -------     -------     -------
Interest expense:
 Deposits:
  NOW accounts                          61        (262)       (201)        162         685         847
  Savings accounts                     129         (25)        104         (57)         64           7
  Money market accounts               (223)        180         403        (458)        615         157
  Time deposits                      1,327          81       1,408         438       1,929       2,367
                                   -------     -------     -------     -------     -------     -------
    Total interest-bearing
     deposits                        1,294        (386)        908          84       3,294       3,378
 Securities sold under
  agreements to repurchase              97         (16)         81         136         228         364
Other borrowed funds                   126           4         130          11           9          20
                                   -------     -------     -------     -------     -------     -------
     Total interest expense          1,517        (398)      1,119         232       3,530       3,762
                                   -------     -------     -------     -------     -------     -------
Change in net interest income      $ 1,190     $   440     $ 1,630     $ 1,608     $   113     $ 1,721
                                   =======     =======     =======     =======     =======     =======

ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management objective is to insulate the balance sheet, and therefore the income statement, from excessive risk due to changes in market interest rates. It is the responsibility of the Company's ALCO committee to establish long-term strategies with respect to interest rate exposure, and to monitor that exposure in relation to present and prospective market interest rates, economic conditions, and balance sheet composition on an on-going basis. Monitoring techniques include gap management and simulation analysis.

The Company attempts to manage its exposure to interest rate risk by closely monitoring the maturities and interest rate sensitivities of its assets and liabilities. The following table measures the extent to which interest-sensitive assets exceed interest-sensitive liabilities (or vice versa) within certain time periods. This "Gap" analysis is one measure of the Company's sensitivity to interest rate fluctuations. A Gap is considered positive when the amount of interest-sensitive assets maturing or repricing within a period exceeds the amount of interest-sensitive liabilities maturing or repricing within that period; a Gap is considered negative when the converse occurs. During a decreasing interest rate environment, a negative Gap would tend to result in an increase in net interest income while a positive Gap would tend to adversely affect net interest income. In a rising interest rate environment, an institution with a positive Gap would generally expect an increase in net interest income, whereas an institution with a negative Gap would generally be expected to experience the opposite result.

The Company's targeted Gap range is +/- 10% within 3 months or less and +/- 10% within 4 to 12 months with a cumulative 1 year Gap at +/- 10%. The table presents categorical balances based on contractual maturities and repricing opportunities. The resulting amounts have been modified to reflect a management adjustment that pertains to NOW and savings accounts. While these core deposit accounts are subject to immediate withdrawal, the management adjustment is based on the fact that interest changes on such accounts have been infrequent and have not coincided with changes in market interest rates. In addition, a management adjustment has been made in the first maturity interval for the uncollected portion of cash and due from banks.

                                                                       Repricing / Maturity Interval Within
                                              ---------------------------------------------------------------------------------
December 31, 1996                              3 months     4 months        One year        Over          Non-
                                               or less     to 12 months    to 5 years      5 years     Maturing(1)      Total
                                              ---------     ---------      ---------      ---------     ---------     ---------
                                                                            (Dollars in Thousands)
Interest-earning assets:
Loans                                         $ 111,355     $  54,950      $ 107,703      $  12,132     $   2,140     $ 288,280
Securities available-for-sale:
    Taxable                                       9,369         7,014         63,141            250             0        79,774
    Tax exempt                                      250           991              0              0             0         1,241
Securities held-to-maturity:
    Taxable                                       1,529         1,008         85,684         19,460             0       107,681
    Tax exempt                                        0            11             23              0             0            34
Federal funds sold                               21,000             0              0              0             0        21,000
Interest-bearing deposits in other banks              0             0              0              0             0             0
                                              ---------     ---------      ---------      ---------     ---------     ---------
       Total interest-earning assets            143,503        63,974        256,551         31,842         2,140       498,010
                                              ---------     ---------      ---------      ---------     ---------     ---------
Interest-bearing liabilities:
Deposits:
    NOW accounts                                 75,836             0              0              0             0        75,836
    Savings accounts                             53,956             0              0              0             0        53,956
    Money market deposits                        50,470        19,302              0              0             0        69,772
    Time deposits                                60,569        57,369         46,929              0             0       164,867
                                              ---------     ---------      ---------      ---------     ---------     ---------
        Total interest-bearing deposits         240,831        76,671         46,929              0             0       364,431
Securities sold under agreements
  to repurchase                                  17,790             0              0              0             0        17,790
Other borrowed funds                             10,864             0              0          1,489             0        12,353
                                              ---------     ---------      ---------      ---------     ---------     ---------
        Total interest-bearing liabilities      269,485        76,671         46,929          1,489             0       394,574
                                              ---------     ---------      ---------      ---------     ---------     ---------
Interest-earning assets minus
  interest-bearing liabilities(Gap)           ($125,982)    ($ 12,697)     $ 209,622      $  30,353     $   2,140     $ 103,436
Management adjustment                           112,083       (25,861)       (51,721)             0             0        34,501
                                              ---------     ---------      ---------      ---------     ---------     ---------
Management-adjusted Gap                       ($ 13,899)    ($ 38,558)     $ 157,901      $  30,353     $   2,140     $ 137,937
Management-adjusted Cumulative Gap                            (52,457)       105,444        135,797        137,937           --
Management-adjusted Gap / Total Assets           -2.46%        -6.82%          27.95%          5.37%         0.38%        24.41%
Management-adjusted Cumulative Gap /
  Total Assets                                                 -9.28%          18.66%         24.03%        24.41%           --

(1) Represents loans placed on nonaccrual status.

LENDING ACTIVITIES

The following summary shows the composition of the loan portfolio at the dates indicated.

                                                                   December 31,
                                                                   ------------
                                          1996               1995               1994               1993              1992
                                          ----               ----               ----               ----              ----
                                             Percent            Percent           Percent             Percent            Percent
                                    Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total
                                   -------- --------  -------- --------  -------- --------  -------- --------  -------- --------
                                                                      (Dollars In Thousands)
Construction and land
   development                     $  3,576    1.2%   $  1,444     0.5%  $  1,924     0.7%  $  1,228     0.5%  $  1,647     0.6%
Commercial and industrial            41,006   14.2      37,811    13.2     33,283    12.2     29,664    10.9     35,000    12.2
Industrial revenue bonds              3,030    1.1       3,362     1.2      3,873     1.4      4,186     1.5      5,256     1.8
Commercial real estate              133,757   46.4     130,173    45.6    122,538    44.9    120,064    44.2    132,659    46.2
Residential real estate              76,638   26.6      82,132    28.8     82,028    30.1     85,260    31.3     76,852    26.8
Consumer                             12,749    4.4       9,243     3.2     12,017     4.4     15,208     5.6     15,650     5.4
Home equity                          17,330    6.0      21,130     7.4     16,826     6.2     16,180     5.9     19,646     6.8
Overdrafts                              194    0.1         143     0.1        232     0.1        250     0.1        612     0.2
                                   --------   -----    -------   -----   --------   -----   --------    ----   -------    -----
Loans(net of unearned
      discount)                    $288,280   100.0%  $285,438   100.0%  $272,721   100.0%  $272,040   100.0%  $287,322   100.0%
                                   ========   =====   ========   =====   ========   =====   ========   =====   ========   =====

The following table summarizes the remaining maturity distribution of certain components of the Company's loan portfolio at December 31, 1996. The table excludes loans secured by one-to-four family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

           Remaining Maturities of Selected Loans at December 31, 1996

                                        One Year    One to Five   Over
                                        or Less     Years       Five Years  Total
                                        --------    --------    ----------  --------
                                                         (In Thousands)
Construction and land development       $  3,392    $    184    $      0    $  3,576
Commercial and industrial                 31,431       6,520       3,055      41,006
Industrial revenue bonds                      85       2,164         781       3,030
Commercial real estate                    62,375      68,233       3,149     133,757
                                        --------    --------    --------    --------
  Total                                 $ 97,283    $ 77,101    $  6,985    $181,369
                                        ========    ========    ========    ========

The following table indicates the rate variability of the above loans due after one year.

                                                        December 31, 1996
                                                        -----------------
                                                 One to Five   Over
                                                   Years     Five Years  Total
                                                 ----------- ----------  -------
                                                         (In Thousands)
Predetermined interest rates                     $55,777     $ 6,896     $62,673
Floating or adjustable interest rates             21,324          89      21,413
                                                 -------     -------     -------
  Total                                          $77,101     $ 6,985     $84,086
                                                 =======     =======     =======


Individual loan officers have designated lending authorities established by the Board of Directors, with larger loans requiring a second approval. The Bank has an Executive Committee of the Board of Directors which meets monthly and ratifies or approves all credits above a specified size. In addition, the Company has an Executive Management Committee which meets monthly and monitors the Company's lending policies and practices. The members of the Executive Management Committee are: Marshall M. Sloane, Chairman, President and CEO; George F. Swansburg, Executive Vice President; Jonathan G. Sloane, Senior Vice President; Paul V. Cusick, Jr., Vice President and Treasurer; all of the Company, and Donald H. Lang and William J. Sloboda, both Executive Vice Presidents of the Bank.

The Company's commercial and industrial (C&I) loan customers represent various small and middle market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Bank has placed greater emphasis on building its C&I base over the future. The regional economic strength or weakness impacts on the relative risks in this loan category. There is little concentration to any one business sector and loan risks are generally diversified among many borrowers.

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Banks's market area to generally include Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms up to three to five years. Amortization schedules are long term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at the then prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This emphasis complements the above C&I emphasis placed on the operating business entities and will be continued. The regional economic environment impacts on the risk to both non-residential and residential mortgages. Although not robust, the environment has improved over the recent period and there has been little new construction for a number of years. Together the above factors have stabilized many sections of the regional market.

Residential real estate (1-4 family) includes two categories of loans. Approximately $17,000,000 of loans are classified as "Commercial and Industrial" type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories wherein the collateral mitigates some risk. The collateral position notwithstanding, this category of loans shares similar risk characteristics as the C&I loans. The balance of loans in this category are mostly 1-4 family residential properties located in the Bank's market area. General underwriting criteria are largely the same as FNMA but normally only one or three year adjustable variable interest rates are used. The Bank does utilize mortgage insurance in order to provide lower down payment products and has provided a "First Time Homebuyer" product to encourage new home ownership. With rising interest rates, residential real estate loan volume has declined but nonetheless remains a core consumer product. The regional environment impacts on the risks to this category. In the recent period, the environment has improved, and the market has generally been stable. Further increases to interest rates could negatively impact the risk on adjustable interest rate loans as they are repriced in the future.

Home equity loans are extended as both first and second mortgages on owner occupied residential properties in the Bank's market area. Loans are underwritten to a maximum loan to value of 75%.

The Bank does intend to maintain a market for construction loans, principally for smaller local residential projects or an owner occupied commercial project. Independent appraisals of the project and the costs are obtained and funds are advanced over the life of the project as inspections of completed work warrant. Individual consumer residential home construction loans are also extended on a similar basis.

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. At December 31, 1996, the Company was obligated to advance a total of $2.4 million to complete projects under construction.

At December 31, 1996 approximately 46% of the Company's loan portfolio consisted of commercial real estate loans. Construction loans had increased to 1.2 % of the Company's outstanding loans.

At December 31, 1996, the Company's residential mortgage loans amounted to $76.6 million. The Company's consumer loan portfolio amounted to $30.1 million at December 31, 1996, primarily consisting of home equity loans amounting to $17.3 million and personal lines of credit, motor vehicle loans and other installment loans amounting to $12.7 million.

NONPERFORMING ASSETS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Loans are placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. The Company monitors closely the performance of its loan portfolio. In addition to internal loan review, the Company has contracted with an independent organization to review the Company's commercial and commercial real estate loan portfolios. This independent review was performed in each of the past five years. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management and monthly by the Board of Directors of the Bank.

The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                         December 31,
                                                         ------------
                                     1996       1995        1994        1993         1992
                                   -------     -------     -------     -------     -------
                                                          (Dollars in Thousands)
Loans on nonaccrual                $ 2,140     $ 3,751     $ 2,954     $ 4,676     $11,117
Loans not included above
   which are nonperforming
   troubled debt restructurings      1,164       1,457       3,113       5,427       1,344
Other real estate owned , net          182         845       3,192      10,388      13,067
                                   -------     -------     -------     -------     -------
     Total nonperforming assets    $ 3,486     $ 6,053     $ 9,259     $20,491     $25,528
                                   =======     =======     =======     =======     =======
Percentage of nonperforming
   assets to total loans and
   other related assets               1.21%       2.11%       3.36%       7.26%       8.50%
                                   =======     =======     =======     =======     =======

The lower level of nonperforming assets in 1996 resulted from a reduction in new additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans and sales of other real estate owned (OREO).

The Company identifies loans renegotiated prior to January 1, 1995 at then below market rates as troubled debt restructurings. Interest income associated with the $2,541,000 of troubled debt restructurings and performing impaired loans at December 31, 1996 amounted to $175,000 for the year then ended. Interest income for the same period would have amounted to $211,000 under the original terms and agreements of the notes. As a result of placing loans on non-accrual status, the Company has foregone $172,000 of interest income during 1996 compared to $274,000 during 1995.

In addition to the above, the Company is monitoring closely $9.8 million of loans on which management is concerned with the ability of the borrowers to perform. The majority of the loans are secured by real estate properties experiencing higher than expected vacancies and lower than expected rental revenue. While the properties are considered to have adequate value to cover the loan balances at December 31, 1996, such values can fluctuate with changes in the economy and the real estate market.

There were no impaired loans with specific reserves at December 31, 1996 and 1995 because, in the opinion of management, none required a specific reserve. All impaired loans have been measured using the fair value of the collateral method.

The following table summarizes the Company's loans past due 90 days or more and still accruing and impaired loans at the dates indicated.

                                                        December 31,
                                                        ------------
                                       1996      1995      1994      1993      1992
                                       ----      ----      ----      ----      ----
                                                     (Dollars in Thousands)
Loans past due 90 days or
   more and still accruing            $  191    $   87    $  114    $  502    $2,243
Impaired Loans                        $3,227    $3,356       n/a       n/a       n/a

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company's allowance for loan losses for the years indicated.

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                 1996         1995         1994         1993         1992
                                               --------     --------     --------     --------     --------
                                                                    (Dollars in Thousands)
Year end loans outstanding
  (net of unearned discount)                   $288,280     $285,438     $272,721     $272,040     $287,322
                                               ========     ========     ========     ========     ========
Average loans outstanding
  (net of unearned discount)                   $281,943     $279,555     $267,123     $289,007     $307,108
                                               ========     ========     ========     ========     ========
Balance of allowance for
  loan losses at
  beginning of year                            $  4,193     $  4,239     $  5,129     $  5,644     $  4,879
                                               --------     --------     --------     --------     --------
Loans charged-off:
  Commercial                                          2            2          781          657          841
  Construction and land development                   0            0          292           23          111
  Commercial real estate                            380        1,144          433        2,024        1,758
  Residential real estate                           801          551        1,016        1,075          652
  Consumer                                          120          131          242          408          425
                                               --------     --------     --------     --------     --------
     Total loans charged-off                       1303        1,828        2,764        4,187        3,787
                                               --------     --------     --------     --------     --------
Recoveries of loans previously charged-off:
       Commercial                                    78           39           23           32            4
       Real estate                                  163          134          204          297           67
       Consumer                                      28           49           27           43           32
                                               --------     --------     --------     --------     --------
            Total recoveries of loans
               previously charged-off               269          222          254          372          103
                                               --------     --------     --------     --------     --------
Net loans charged-off                             1,034        1,606        2,510        3,815        3,684
                                               --------     --------     --------     --------     --------
Additions to allowance charged to
  operating expense                               1,020        1,560        1,620        1,800        4,449
Acquired allowance                                   --           --           --        1,500           --
                                               --------     --------     --------     --------     --------
Balance at end of year                         $  4,179     $  4,193     $  4,239     $  5,129     $  5,644
                                               ========     ========     ========     ========     ========
Ratio of net charge-offs during
  the year to average loans
  outstanding                                      0.37%         .57%         .94%        1.32%        1.20%
                                               ========     ========     ========     ========     ========
Ratio of allowance for
  loan losses to loans
  outstanding                                      1.45%        1.47%        1.55%        1.89%        1.96%
                                               ========     ========     ========     ========     ========

For 1992, the provision for loan losses was high because of the deterioration in the economy. The provision for 1996, which is below the prior four year average, reflects significant improvements in the quality of the loan portfolio. At December 31, 1996 nonperforming assets were $5.1 million or 1.75 % of loans and related assets. Such figures are significantly lower than those at the end of each of the last four years.

While the Company expects a declining level of charge-offs, the pace of the improvement depends on many factors including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels.

The allowance for loan losses is an estimate of the amount needed for an adequate reserve to absorb losses in the existing loan portfolio. This amount is determined by an evaluation of the loan portfolio including input from an independent organization engaged to review selected larger loans, a review of loan loss experience and current economic conditions. At December 31, the allowance was comprised of the following components.

                                        1996              1995              1994              1993              1992
                                        ----              ----              ----              ----              ----
                                        Percent of        Percent of        Percent of        Percent of        Percent of
                                          loans in          loans in          loans in          loans in          loans in
                                     each category     each category     each category     each category     each category
Balance at end of                         to total          to total          to total          to total          to total
period applicable to               Amount    loans   Amount    loans   Amount    loans   Amount    loans    Amount   loans
--------------------               ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                                   (Dollars In Thousands)
Construction and land development  $   48      1.2%  $   21      0.5%  $   49      0.7%  $  102      0.5%  $   31      0.6%
Commercial and industrial             660     14.2      595     13.2      530     12.2      958     10.9      796     12.2
Industrial revenue bonds               17      1.1       23      1.2       26      1.4       23      1.5      124      1.8
Commercial real estate              2,201     46.4    2,095     45.6    2,158     44.9    2,422     44.2    3,336     46.2
Residential real estate               830     26.6    1,031     28.8    1,025     30.1    1,023     31.3      842     26.8
Consumer                              233      4.4      228      3.2      293      4.4      462      5.6      360      5.4
Home equity                           187      6.0      198      7.4      155      6.2      139      5.9      155      6.8
Overdrafts                              3      0.1        2      0.1        3      0.1        0      0.1        0      0.2
                                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                   $4,179    100.0%  $4,193    100.0%  $4,239    100.0%  $5,129    100.0%  $5,644    100.0%
                                   ======   ======   ======   ======   ======   ======   ======   ======   ======   ======


Investment Activities

The following table sets forth certain information regarding the Company's investment portfolio. Dollar amounts reflect carrying values. The market value of securities available-for-sale was $81.0 million compared to the amortized cost of $81.1 million for such securities. At December 31, 1996, the market value of securities held-to-maturity was $107.3 million, compared to the amortized cost of $107.7 million of such securities.

                                         Securities available-for-sale          Securities held-to-maturity
                                                 December 31,                        December 31,
                                       --------------------------------    --------------------------------
                                         1996        1995        1994        1996         1995       1994
                                       --------    --------    --------    --------    --------    --------
Balance at end of                               (In Thousands)                     (In Thousands)
period applicable to
U.S. Government and Agencies           $ 77,155    $ 97,482    $ 67,484    $105,582    $ 74,710    $ 44,659
Obligations of states and political
 subdivison                               1,241       1,510         979          34         179         294
Other                                     2,619       1,762       1,235       2,099       3,098       3,097
                                       --------    --------    --------    --------    --------    --------
                                       $ 81,015    $100,754    $ 69,698    $107,715    $ 77,987    $ 48,050
                                       ========    ========    ========    ========    ========    ========

The following table sets forth the maturities of the Company's investment securities on the basis of their carrying values at December 31, 1996 and the weighted average yields of securities, which are based on amortized cost, calculated on a fully taxable equivalent basis.

                          Securities Available-for-Sale

                                                  After One             After Five
                             Within               But Within            But Within              After
                             One Year             Five Years            Ten Years              Ten Years               Total
                             --------             ----------            ---------              ---------               -----
                         Amount     Yield      Amount      Yield    Amount      Yield     Amount      Yield      Amount     Yield
                         ------     -----      ------      -----    ------      -----     ------      -----      ------     -----
                                                    (Dollars In Thousands)
U.S Government and
  Agencies              $14,013       6.28%   $63,142       6.09%   $     0       0.00%   $     0       0.00%   $77,155       6.13%
Obligations of states
  and political
  subdivisions            1,241       3.93%         0       0.00%         0       0.00%         0       0.00%     1,241       3.93%
Other                         0       0.00%         0       0.00%       250       7.80%     2,369       6.07%     2,619       6.23%
                        -------               -------               -------               -------               -------
                        $15,254       6.09%   $63,142       6.09%   $   250       7.80%   $ 2,369       6.07%   $81,015       6.10%
                        =======    =======    =======    =======    =======    =======    =======    =======    =======    =======

                           Securities Held-To-Maturity

                                                 After One              After Five
                             Within              But Within             But Within            After
                             One Year            Five Years             Ten Years             Ten Years               Total
                             --------            ----------             ---------             ---------               -----
                        Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                    (Dollars In Thousands)
U.S Government and
  Agencies             $  2,511       5.54%  $ 83,636       6.43%  $ 18,935       6.57%  $    500       6.73%  $105,582       6.44%
Obligations of states
  and political
  subdivisions               11       8.65%        23       8.65%         0       0.00%         0       0.00%        34       8.65%
Other                         2       4.00%     2,072       5.21%        25       5.50%         0       0.00%     2,099       5.21%
                       --------              --------              --------              --------              --------
                       $  2,524       5.55%  $ 85,731       6.40%  $ 18.960       6.57%  $    500       6.73%  $107,715       6.38%
                       ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

Obligations of states and political subdivisions consist primarily of obligations of the Commonwealth of Massachusetts and entities within it having other relationships with the Company. The Company regularly bids on tax anticipation notes and other short-term instruments of municipalities who have depository relationships with it. The Company also writes equipment leases to finance acquisition of computers, fire trucks, snow plows and other equipment used by municipalities.

Except for obligations of the United States Government, the portfolio at December 31, 1996 did not include securities of any single issuer in an amount in excess of 10% of stockholders' equity.

DEPOSITS

The Company offers savings accounts, NOW accounts, demand deposits, certificates of deposit and money market accounts. The Company offers cash management accounts which provide either automatic transfer of funds above a specified level from the customer's checking account to a money market account or short-term borrowings. Also, an account reconciliation service is offered whereby the Company provides a computerized report balancing the customer's checking account.

Interest rates on deposits are set weekly by the Treasurer, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

The following table shows the average amount of and average interest rate paid on various categories of deposits during the years indicated.

                                                 1996                       1995                       1994
                                        ----------------------     ----------------------     ----------------------
                                                     Average                    Average                    Average
                                                     Interest                   Interest                   Interest
                                        Average      Rate          Average      Rate          Average      Rate
                                        Amount       Paid          Amount       Paid          Amount       Paid
                                        ---------    ---------     ---------    ---------     ---------    ---------
Interest-bearing deposits:
NOW accounts                            $  84,620         2.80%    $  82,628         3.11%    $  75,941         2.27%
Savings accounts                           55,905         2.57%       50,916         2.62%       53,166         2.50%
Money market accounts                      70,735         2.95%       78,029         3.19%       94,820         2.46%
Time deposits of $100,000 or more          34,542         5.19%       26,872         5.50%       19,042         3.97%
Other time deposits                       123,495         5.85%      107,897         5.69%      105,921         4.24%
                                        ---------                  ---------                  ---------
Total interest-bearing deposits           369,297         4.04%      346,342         4.04%      348,890         3.04%
Non interest-bearing demand deposits       99,179                     86,328                     70,994
                                        ---------                  ---------                  ---------
       Total average deposits           $ 468,476         3.18%    $ 432,670         3.24%    $ 419,884         2.53%
                                        =========    =========     =========    =========     =========    =========

Total deposits at December 31, 1996 amounted to $476 million, including $46 million of time deposits of $100,000 or more. Traditionally, the Company experiences a decline in deposits during the first and third quarters of each year because of the deposit cycles of certain of its customers, notably municipalities.

The Company's time certificates of deposit in amounts of $100,000 or more at December 31, 1996 mature as follows.

                                                                     (In Thousands)
Three months or less                                                     $34,639
Three through six months                                                   4,719
Six through twelve months                                                  4,527
Over twelve months                                                         1,761
                                                                         -------
                                                                         $45,646
                                                                         =======

BORROWED FUNDS

The Company sells securities under repurchase agreements and enters into other borrowings to obtain funds to support asset growth. Pertinent data relating to borrowed funds is presented below.

                                             1996          1995           1994
                                             ----          ----           ----
                                                   (Dollars In Thousands)
Securities sold under agreements
to repurchase:
Amount outstanding at year end              $17,790       $21,580       $ 9,800
Weighted average interest rate
  at end of year                               4.34%         4.25%         4.15%
Maximum amount outstanding at
  any month end during year                 $17,790       $21,580       $51,789
Daily average amount outstanding
  during year                               $16,654       $14,390       $10,235
Weighted average interest rate
  during year                                  4.28%         4.39%         2.62%

Other borrowed funds:

Amount outstanding at year end              $12,353       $ 1,897       $   934
Weighted average interest rate
  at end of year                               7.16%         5.21%         3.38%
Maximum amount outstanding at
  any month end during year                 $17,577       $ 1,897       $   934
Daily average amount outstanding
  during year                               $ 3,135       $   960       $   732
Weighted average interest rate
  during year                                  5.81%         5.42%         4.37%

Securities sold under agreements to repurchase are primarily over-night demand obligations and are collateralized by U.S. Government and Agency securities.

OTHER SERVICES

In addition to fees derived from traditional banking activities such as loan origination fees, the Company derives revenues from its automated lock box collection system and full service securities brokerage offered through Commonwealth Equity Services, Inc., a registered securities broker-dealer and investment adviser.

Under the lock-box program, which is not tied to extensions of credit by the Company, the Company's customer arranges for payments of its accounts receivable to be made directly to the Company. The Company records on its computer the amounts paid to its customers, deposits the funds to the customer's account with the Company and provides computerized records of the amounts received to the Company's customers. Typical customers for the lock box service are municipalities who use it to automate tax collections, cable TV companies, and other commercial enterprises.

Through Commonwealth Equity Services, Inc., the Company provides full service securities brokerage services under the umbrella of Century Financial Services, a subsidiary of the Bank. Registered representatives employed by the Company offer investment advice, execute transactions and assist customers in financial and retirement planning. Commonwealth Equity Services, Inc., provides research to and supervises the representatives in exchange for payment by the Company of a fixed fee and a share in the commission revenues.

EMPLOYEES

As of December 31, 1996, the Company had 206 full-time and 71 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

HOLDING COMPANY REGULATION

The Company is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is registered as such with the Federal Reserve Board (the "FRB"), which is responsible for administration of the Holding Company Act. As required by the Holding Company Act, the Company files with the FRB an annual report regarding its financial condition and operations, management and intercompany relationships of the Company and the Bank. It is also subject to examination by the FRB and must obtain FRB approval before (i) acquiring direct or indirect ownership or control of more than 5% of the voting stock of any bank, unless it already owns or controls a majority of the voting stock of that bank, (ii) acquiring all or substantially all of the assets of a bank, except through a subsidiary which is a bank, or (iii) merging or consolidating with any other bank holding company. A bank holding company must also give the FRB prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth.

The Holding Company Act prohibits a bank holding company, with certain exceptions, from (i) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or a bank holding company, or
(ii) engaging in any activity other than managing or controlling banks, or furnishing services to or performing services for its subsidiaries. A bank holding company may own, however, shares of a company engaged in activities which the FRB has determined are so closely related to banking or managing or controlling banks as to be a proper incident thereto. Such activities include leasing real or personal property under certain conditions; operating as a mortgage finance or factoring company; servicing loans and other extensions of credit; acting as a fiduciary; acting as investment or financial advisor under certain conditions; acting as insurance agent or broker principally in connection with extension of credit by the bank holding company or any subsidiary; acting as underwriter for credit life insurance and credit accident and health insurance which is directly related to extension of credit by the bank holding company or any subsidiary; arranging commercial real estate equity financing under certain circumstances; providing securities brokerage and related services as agent for the account of customers; providing bookkeeping or data processing services for the bank holding company, its affiliates and other institutions, with certain limitations; making certain equity and debt investments in community rehabilitation and development corporations; and providing certain kinds of management consulting advice to unaffiliated banks.

A bank holding company and its subsidiaries are prohibited from acquiring any voting shares of, interest in, or all or substantially all of the assets of, any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the acquisition is specifically authorized by the statutes of the state in which the bank to be acquired is located.

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review in 1996.

The regulatory standard for capital adequacy assigns risk factors to asset categories and certain off-balance sheet commitments. The fully-phased in 1992 standard requires a tier-1 capital to risk assets ratio of 4.00% and a total capital to risk assets ratio of 8.00%. At December 31, 1996, the Company's ratios were 15.49% and 16.74%, respectively. The Bank also exceeded these risk-weighted capital measures at December 31, 1996. In addition to these risk based capital requirements, federal banking regulators have leverage guidelines. The minimum leverage requirement is 4% as measured by the ratio of core capital, net of intangible assets, to total assets. At December 31, 1996 the Company's ratio was 8.58%. The Bank also exceeded the leverage requirement at December 31, 1996.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

On December 19, 1991, the FDIC Improvement Act of 1991 (the "1991 Act") was enacted. This legislation seeks to recapitalize the Bank Insurance Fund of the FDIC ("BIF") so that the BIF can continue to resolve its caseload of failed banks. The recapitalization will be funded through, among other things, increased deposit insurance assessments payable by BIF-insured institutions, which will increase the cost of doing business by all BIF-insured institutions, including the Company's subsidiary. The 1991 Act also provides for, among other things: enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; a requirement that the federal banking agencies amend their risk-based capital requirements to include components for interest-rate risk, concentration of credit risk, and the risk of nontraditional activities; expanded authority for cross-industry mergers and acquisitions; mandated consumer protection disclosures with respect to deposit accounts; and imposed restrictions on the activities of state-chartered banks, including the Company's subsidiary.

Provisions of the 1991 Act relating to the activities of state-chartered banks may significantly impact the way the Company conducts its business. In this regard, the 1991 Act provides that, effective one year from date of enactment, insured state banks, such as the Company's subsidiary, may not engage as principal in any activity that is not permissible for a national bank, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. Activities of subsidiaries of insured state banks are similarly restricted to those activities permissible for subsidiaries of national banks, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards.

COMPETITION

The Company experiences substantial competition in attracting deposits and making loans from commercial banks, thrift institutions and other enterprises such as insurance companies and mutual funds. These competitors include several major commercial banks whose greater resources may afford them a competitive advantage by enabling them to maintain numerous branch offices and mount extensive advertising campaigns.

ITEM 2. PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, and 11 of the 14 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 1997 to 2026. The Company has renovated its Medford operations center to provide space for its Executive and Lending staff.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material adverse effect on the Company's consolidated financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of Security Holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Class A Common Stock of the Company is traded on the NASDAQ system. The price range of the Company's common stock since January 1, 1995 is shown on page 19.

                  The shares of Class A Common Stock are not entitled to vote in the election of Company Directors but, in limited circumstances, are entitled to vote as a class on certain extraordinary transactions, including any merger or consolidation (other than one in which the Company is the surviving corporation or one which by law may be approved by the directors without any stockholder vote) or the sale, lease, or exchange of all or substantially all of the property and assets of the Company. Since the vote of a majority of the shares of Class B Common Stock, voting as a class, is required to approve certain extraordinary corporate transactions, the Board of Directors of the Company has power to prevent any takeover of the Company not approved by them in their capacity as Class B stockholders.


         (b) Approximate number of equity security holders as of December 31, 1996.

                                                            Approximate Number
                   Title of Class                            of Record Holders
                   Class A Common Stock                             367
                   Class B Common Stock                              83

         (c) Under the Company's Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of that paid, if any, from time to time on each share of Class B Common Stock.(cont.)

                  The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

                                                                               Dividends Per Share

                                                                             Class A           Class B
                                                                             -------           -------
                    1994
                         First quarter                                       $  .025           $ .0035
                         Second quarter                                         .025             .0035
                         Third quarter                                          .025             .0035
                         Fourth quarter                                         .025             .0035

                    1995
                         First quarter                                       $  .030           $ .0042
                         Second quarter                                         .030             .0042
                         Third quarter                                          .030             .0042
                         Fourth quarter                                         .030             .0042

                    1996
                         First quarter                                       $  .040           $ .0056
                         Second quarter                                         .040             .0056
                         Third quarter                                          .040             .0056
                         Fourth quarter                                         .040             .0056


                  As a bank holding company, the Company's ability to pay dividends is dependent in part upon the dividend payments it receives from the Bank, which are subject to certain restrictions on the payment of dividends. A Massachusetts trust company may pay dividends out of net profits from time to time, provided that either (i) the trust company's capital stock and surplus account equal an aggregate of at least 10% of its deposit liability, or (ii) the amount of its surplus account is equal to at least the amount of its capital account.



ITEM 6.           SELECTED FINANCIAL DATA

                  The information required herein is shown on page 19 and 20.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The information required herein is shown on pages 21 through 23.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required herein is shown on pages 24 through 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

FINANCIAL HIGHLIGHTS


                                                   1996           1995           1994
-----------------------------------------------------------------------------------------
                                                (dollars in thousands except share data)
YEAR-END
     Total assets                               $  560,857     $  531,928     $  465,419
     Total net loans                               284,101        281,245        268,482
     Total deposits                                476,135        458,615        409,542
     Total stockholders' equity                     47,489         42,935         37,553

YEARLY AVERAGES
     Total assets                               $  540,396     $  494,485     $  472,810
     Total earning assets                          483,109        442,837        420,904
     Total securities available - for - sale        91,524         71,839         52,503
     Total securities held - to - maturity          94,505         62,338         70,816
     Total loans                                   281,943        279,555        267,123
     Total deposits                                468,476        432,670        419,884
     Total borrowed funds                           19,789         15,350         10,967
     Total stockholders' equity                     44,791         40,381         36,281

EARNINGS
     Net income                                 $    5,434     $    4,574     $    3,304
     Net interest income, taxable equivalent        23,132         21,502         19,781
     Other operating income                          4,761          4,722          5,420
     Operating expenses                             17,874         18,224         19,265

PERFORMANCE MEASURES
     Earnings per share based
       on average shares outstanding            $      .95     $      .80     $      .58
     Return on average stockholders' equity          12.13%         11.33%          9.11%
     Book value per share at December 31        $     8.25     $     7.50     $     6.56
     Return on average assets                         1.01%           .92%           .70%

COMMON SHARE DATA
     Average shares outstanding                  5,736,230      5,722,646      5,722,450
     Shares outstanding at year-end              5,758,467      5,724,117      5,722,450

PER SHARE DATA

1996, Quarter Ended                December 31,   September 30,   June 30,     March 31,
-----------------------------------------------------------------------------------------
     Market price range (Class A)
       High                        $  14.50        $ 13.00       $ 12.875      $ 11.375
       Low                            12.25          11.50         11.00         10.00
     Dividends class A                  .04            .04           .04           .04
     Dividends class B                  .0056          .0056         .0056         .0056

1995, Quarter Ended                December 31,   September 30,    June 30,    March 31,
-----------------------------------------------------------------------------------------
     Market price range (Class A)
       High                        $  10.375       $ 10.625       $ 8.75       $  9.125
       Low                             9.50          10.00          7.625         8.25
     Dividends class A                  .03            .03           .03           .03
     Dividends class B                  .0042          .0042         .0042         .0042

                                                         SELECTED FINANCIAL DATA

                                                    1996            1995           1994           1993           1992
-------------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands except share data)
FOR THE YEAR
     Interest income                             $   38,777     $   35,988     $   30,461     $   29,262     $    32,152
     Interest expense                                15,805         14,686         10,924         11,813          14,911
                                                 ------------------------------------------------------------------------
       Net interest income                           22,972         21,302         19,537         17,449          17,241
     Provision for loan losses                        1,020          1,560          1,620          1,800           4,449
                                                 ------------------------------------------------------------------------
       Net interest income after
         provision for loan losses                   21,952         19,742         17,917         15,649          12,792
     Other operating income                           4,761          4,722          5,420          6,833           6,099
     Operating expenses                              17,874         18,224         19,265         20,654          20,567
                                                 ------------------------------------------------------------------------
       Income (loss) before income taxes
         and cumulative effect of change
         in accounting principle                      8,839          6,240          4,072          1,828          (1,676)
     Provision for income taxes                       3,405          1,666            768            605           1,012
                                                 ------------------------------------------------------------------------
       Income (loss) before cumulative effect
         of change in accounting principle            5,434          4,574          3,304          1,223          (2,688)
       Cumulative effect of change in method
         of accounting for income taxes                  --             --             --             --             568
                                                 ------------------------------------------------------------------------
       Net income (loss)                         $    5,434     $    4,574     $    3,304     $    1,223     $    (2,120)
                                                 ========================================================================
     Average shares outstanding                   5,736,230      5,722,646      5,722,450      5,722,450       5,722,450
     Per share amounts:
       Income (loss) before cumulative effect
         of change in accounting principle       $      .95     $      .80     $      .58     $      .21     $      (.47)
       Cumulative effect of change in method
         of accounting for income taxes                  --             --             --             --             .10
                                                 ------------------------------------------------------------------------
       Net income (loss)                         $      .95     $      .80     $      .58     $      .21     $      (.37)
                                                 ========================================================================
     Dividend payout ratio                             10.9%           9.6%          10.9%          28.9%           *n/m

AT YEAR-END
     Assets                                      $  560,857     $  531,928     $  465,419     $  469,823     $   440,607
     Net loans                                      284,101        281,245        268,482        266,911         281,678
     Deposits                                       476,135        458,615        409,542        421,395         385,385
     Stockholders' equity                            47,489         42,935         37,553         35,505          34,635
     Book value per share                        $     8.25     $     7.50     $     6.56     $     6.20     $      6.05

SELECTED FINANCIAL PERCENTAGES
     Return on average assets                          1.01%           .92%           .70%           .25%           (.45)%
     Return on average stockholders' equity           12.13%         11.33%          9.11%          3.48%          (5.82)%
     Net yield on average earning assets,
       taxable equivalent                              4.79%          4.86%          4.70%          4.16%           4.26%
     Net charge-offs as a percent of
       average loans                                    .37%           .57%           .94%          1.32%           1.20%
     Average stockholders' equity to
       average assets                                  8.29%          8.17%          7.67%          7.30%           7.72%

*not meaningful

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

            Century Bancorp, Inc. (the "Company") had net income of $5,434,000 for the year ended December 31, 1996, compared with net income of $4,574,000 for year ended December 31, 1995 and net income of $3,304,000 for the year ended December 31, 1994. Earnings per share were $0.95 in 1996 compared to $0.80 in 1995 and $0.58 in 1994.

                 Total assets were $560,857,000 at December 31, 1996, an
            increase of 5.4% from total assets of $531,928,000 on December 31, 1995, which, in turn, were 14.3% higher than total assets of $465,419,000 on December 31, 1994.

                 On December 31, 1996, stockholders' equity totaled $47,489,000 compared with $42,935,000 on December 31, 1995, and $37,553,000 on
            December 31, 1994. Book value increased to $8.25 at December 31, 1996 from $7.50 on December 31, 1995, which had increased from $6.56 on December 31, 1994.

                 On January 25, 1995, the Bank purchased the assets of Nexus
            Integrated Service Corporation, a lockbox processing company, and negotiated the right to service its customers.

                 On November 18, 1995, Century Bank and Trust Company (the
            "Bank") purchased The Co-operative Bank of Concord's branch office located at 55 High Street in Medford. The agreement called for the Bank to acquire approximately $20 million of deposits along with the real estate in which the branch is located. The Bank continues to seek similar acquisitions in its market area or contiguous market areas.

RESULTS OF OPERATIONS

            The Company's operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 7.6% in 1996 to $23,132,000 compared with $21,502,000 in 1995. Interest income was affected positively by improvements in the interest earned in most categories of earning assets. Much of the Company's earning assets were repriced to improve their respective returns. Net interest income is affected by the level of interest rates, the ability of the Company's earning assets and deposits to adjust to changes in interest rates and the mix of the Company's earning assets and deposits. The net yield on earning assets on a fully taxable equivalent basis decreased to 4.79% in 1996 from 4.86% in 1995 which, in turn, had improved from 4.70% in 1994.

                 Average earning assets were $483,109,000 in 1996, an increase of $40,272,000 or 9.1% from the average in 1995, which was 5.2% higher than the average in 1994. Total securities, including securities available for sale and securities held to maturity, increased 38.6% to $186,029,000. The increase in securities volume combined with a slight lengthening in the maturity of the portfolios and resulted in higher securities income, which increased 47.1% to $11,677,000. Total loans increased 0.9% to $281,943,000 after increasing $12,432,000 in 1995. The increase in loan volume combined with a lower level of interest rates resulted in lower loan income, which decreased by 0.1% or $35,000 to $26,291,000. Total loan income was $23,203,000 in 1994.

                 The Company's sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 8.3% in 1996 after increasing by 3.0% in 1995. On average, borrowed funds increased by 28.9% in 1996 following an increase of 40.0% in 1995. The majority of the Company's borrowed funds are in repurchase agreements. Interest expense totaled $15,805,000 in 1996, an increase of $1,119,000 or 7.6% from 1995 when interest expense increased 34.4% from 1994. This increase in interest expense is due primarily to an increase in deposits and borrowed funds volume.

PROVISION FOR LOAN LOSS

            The provision for loan losses was $1,020,000 in 1996 compared with $1,560,000 in 1995 and $1,620,000 in 1994. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

                 The allowance for loan losses was $4,179,000 at December 31,
            1996 compared with $4,193,000 at December 31, 1995 and $4,239,000 at
            December 31, 1994. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.45% in 1996, 1.47% in 1995 and 1.55% in 1994.

                 Management believes that the allowance for loan losses is
            adequate. Management uses available information to provide for losses but recognizes that changes in economic conditions may result in additional losses and additional loss provisions. Also, the allowance is reviewed in conjunction with regulatory examinations. These reviews may require the Company to make additional provisions to the allowance based on judgements made by the regulators.

                 The Company experienced a decrease in net charge-offs in 1996 with net charge-offs as a percent of average loans outstanding at 0.37%. The comparable figures for 1995 and 1994 were 0.57% and 0.94% respectively.

Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $3,304,000 on December 31, 1996, compared with $5,208,000 on December 31,1995.

                                                          OTHER OPERATING INCOME

The Company continued to experience good results in its fee-based services in 1996. These fee-based services include deposit related services, lock-box processing, mortgage origination services and securities brokerage services.

     Total other operating income in 1996, was $4,761,000 an increase of $39,000 or 0.8%. This increase followed a decrease of $968,000 or 17.0% in 1995. Service charge income, which continues to be the largest area of other operating income with $1,627,000 in 1996, saw an increase of $68,000 in 1996 as more customers paid demand deposit fees. Lock-box revenues totaled $1,280,000 down $141,000 in 1996, primarily as a result of a decrease in the lock-box customer base. The Company sold both sections of its credit card business in 1994 and recorded a gain of $156,000 in other income for the merchant card business and a gain of $85,000 for the consumer credit business. Merchant discount fees totaled $545,000 in 1994. Brokerage commissions increased slightly to $1,072,000 in 1996 from $1,027,000 in 1995, which, in turn, saw a decline of $20,000 from 1994. Revenues from mortgage sales increased to $290,000 in 1996 from $217,000 in 1995 and $255,000 in 1994. There were no security transactions in 1996 and 1995 but there was a net loss on sales of securities available-for-sale of $270,000 in 1994.

                                                              OPERATING EXPENSES

Total operating expenses excluding other real estate owned (OREO) expenses and writedowns were $17,894,000 in 1996 compared to $18,007,000 in 1995 and $17,521,000 in 1994. Total OREO expenses were $(20,000) in 1996, $217,000 in
1995 and $1,744,000 in 1994.

     Salaries and employee benefits expenses increased by $347,000 or 3.0% in 1996 after increasing 8.7% in 1995. Nearly all of the increase was in the salaries category and was caused by an increase in the wage base. The majority of the 1995 increase resulted from increased accruals for incentive compensation, increased staff as a result of the Nexus acquisition and additions to our lending staff.

     Occupancy expense decreased by $91,000 or 6.4% in 1996 primarily because of a decrease in building depreciation. Occupancy expense increased by 7.3% in 1995 primarily because of costs associated with branch relocations. Equipment expense increased by $54,000 in 1996 primarily because of increased equipment depreciation. Equipment expense increased by $213,000 or 24.5% in 1995 primarily because of higher depreciation and service contract expenses associated with the Nexus purchase and other related lock-box items.

     Other operating expenses decreased by $423,000 in 1996, which followed a $733,000 decrease in 1995. In 1996 decreases in FDIC insurance expense and legal expense were offset by increased marketing and amortization of the core deposit intangible associated with a branch acquisition during November, 1995. During 1995, decreases in FDIC insurance, credit card processing and general insurance expenses were offset by increased expenses in marketing, supplies and postage.

     Total OREO expense decreased to $(20,000) from $217,000 in 1995. At year-end the Company had $182,000 of OREO compared with $845,000 at December 31, 1995.

                                                      PROVISION FOR INCOME TAXES

Income tax expense was $3,405,000 in 1996, $1,666,000 in 1995 and $768,000 in
1994. Income tax expense in 1996 included reductions in the valuation reserve for deferred income taxes. The relatively low tax expense for 1995 and 1994 is a result of the recognition of benefits relating to a portion of the provision for loan losses and OREO writedowns which were not deductible for income tax purposes in prior periods and reductions in the valuation reserve for deferred income taxes. The effective tax rate was 38.5% in 1996, 26.7% in 1995 and 18.9% in 1994.

LIQUIDITY AND ASSET LIABILITY MANAGEMENT

            Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $67,681,000 on December 31, 1996 compared with $51,114,000 on December 31, 1995, and $57,144,000 on December 31, 1994. In each of the three years deposit activity has been adequate to support asset activity.

                 The source of funds for dividends paid by the Company is
            dividends received from the Bank. The Company and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans and advances from the Bank to the Company. Generally, the Bank has the ability to pay dividends to the Company subject to minimum regulatory capital requirements.

                 The Company manages the mix, maturity and pricing of its assets and liabilities so that changes in interest rates will not impact earnings adversely. The interest rate gap is used to measure the Company's exposure. At December 31, 1996 the gap was:

Subject to Interest Rate Changes Within      Three Months    Three to Twelve Months
-----------------------------------------------------------------------------------
                                                         (in thousands)
Assets                                        $ 178,004                   $  63,974
-----------------------------------------------------------------------------------
Liabilities                                     191,903                     102,532
-----------------------------------------------------------------------------------
Gap                                           $ (13,899)                  $ (38,558)
-----------------------------------------------------------------------------------

CAPITAL ADEQUACY

            Total stockholders' equity was $47,489,000 at December 31, 1996, compared with $42,935,000 at December 31,1995 and $37,553,000 at
            December 31, 1994. The increases in all years reported were primarily the result of earnings less dividends paid, although there was a $133,000 increase in 1996 and $6,000 increase in 1995 from the execution of certain stock options.

                 Federal banking regulators have issued risk-based capital
            guidelines which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a tier-1 capital-to-risk assets ratio of 4.00% and a total capital-to-risk assets ratio of 8.00%. The Company and the Bank exceeded these requirements with a tier-1 capital-to-risk assets ratio of 15.49% and 13.49% respectively, and total capital-to-risk assets ratio of 16.74% and 14.74%, respectively at December 31, 1996. Additionally, federal banking regulators have issued leverage ratio guidelines which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 1996, the Company and the Bank exceeded this requirement with leverage ratios of 8.58% and 7.46%, respectively.

                                                     CONSOLIDATED BALANCE SHEETS


December 31,                                                                                   1996          1995
-------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
ASSETS
     Cash and due from banks (note 2)                                                       $  46,681     $  41,061
     Federal funds sold and interest-bearing deposits in other banks                           21,000        10,053
                                                                                            -----------------------
       Total cash and cash equivalents                                                         67,681        51,114
                                                                                            -----------------------
     Securities available-for-sale, amortized cost $81,140,000 in 1996
       and $100,159,000 in 1995 (note 3)                                                       81,015       100,754
     Securities held-to-maturity, market value $107,331,000 in 1996
       and $78,410,000 in 1995 (notes 4 and 10)                                               107,715        77,987

     Loans, net (note 5)                                                                      288,280       285,438
     Less: allowance for loan losses (note 6)                                                   4,179         4,193
                                                                                            -----------------------
         Net loans                                                                            284,101       281,245
                                                                                            -----------------------
     Bank premises and equipment (note 7)                                                       8,265         8,716
     Accrued interest receivable                                                                4,283         4,292
     Other real estate owned, net of allowance for losses (note 8)                                182           845
     Other assets (note 13)                                                                     7,615         6,975
                                                                                            -----------------------
         Total assets                                                                       $ 560,857     $ 531,928
                                                                                            =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
     Demand deposits                                                                        $ 111,704     $  99,953
     Savings and NOW deposits                                                                 129,792       131,181
     Money market accounts                                                                     69,772        72,463
     Time deposits (note 9)                                                                   164,867       155,018
                                                                                            -----------------------
         Total deposits                                                                       476,135       458,615
                                                                                            -----------------------
     Securities sold under agreements to repurchase (note 10)                                  17,790        21,580
     Other borrowed funds (note 11)                                                            12,353         1,897
     Other liabilities                                                                          7,090         6,901
                                                                                            -----------------------
         Total liabilities                                                                    513,368       488,993
                                                                                            ========================
     Commitments and contingencies (notes 7, 15 and 16)

     Stockholders' equity (note 12):
       Class A common stock,
         $1.00 par value per share; authorized 10,000,000 shares;
           issued 3,488,297 shares in 1996 and 3,405,747 in 1995                                3,488         3,406
       Class B common stock,
         $1.00 par value per share; authorized 5,000,000 shares;
           issued 2,347,720 shares in 1996 and 2,395,920 in 1995                                2,348         2,396
       Additional paid-in-capital                                                              10,786        10,687
       Retained earnings                                                                       31,117        26,278
       Treasury stock, 77,550 shares in 1996 and 1995, at cost                                   (177)         (177)
                                                                                            -----------------------
         Realized stockholders' equity                                                         47,562        42,590
       Unrealized gains (losses) on securities available-for-sale, net of taxes (note 3)          (73)          345
                                                                                            -----------------------
         Total stockholders' equity                                                            47,489        42,935
                                                                                            -----------------------
           Total liabilities and stockholders' equity                                       $ 560,857     $ 531,928
                                                                                            =======================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,                                                      1996           1995          1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands except share data)
INTEREST INCOME
     Loans                                                              $    26,291     $   26,326    $    23,203
     Securities held-to-maturity                                              6,016          3,660          2,847
     Securities available-for-sale                                            5,661          4,278          3,124
     Federal funds sold and interest-bearing deposits in other banks            809          1,724          1,287
                                                                        -----------------------------------------
         Total interest income                                               38,777         35,988         30,461
                                                                        -----------------------------------------
INTEREST EXPENSE
     Savings and NOW deposits                                                 3,806          3,903          3,049
     Money market accounts                                                    2,084          2,487          2,330
     Time deposits (note 9)                                                   9,020          7,612          5,245
     Securities sold under agreements to repurchase                             713            632            268
     Other borrowed funds                                                       182             52             32
                                                                        -----------------------------------------
         Total interest expense                                              15,805         14,686         10,924
                                                                        -----------------------------------------
         Net interest income                                                 22,972         21,302         19,537

PROVISION FOR LOAN LOSSES (NOTE 6)                                            1,020          1,560          1,620
     Net interest income after provision for loan losses                     21,952         19,742         17,917
                                                                        -----------------------------------------
OTHER OPERATING INCOME
     Service charges on deposit accounts                                      1,627          1,559          1,733
     Lockbox fees                                                             1,280          1,421          1,087
     Merchant discount fees                                                      --             41            545
     Brokerage commissions                                                    1,072          1,027          1,047
     Gain on sales of loans                                                     290            217            255
     Net loss on sales of securities available-for-sale (note 3)                 --             --           (270)
     Other income                                                               492            457          1,023
                                                                        -----------------------------------------
         Total other operating income                                         4,761          4,722          5,420
                                                                        -----------------------------------------
OPERATING EXPENSES
     Salaries and employee benefits (note 14)                                11,741         11,394         10,484
     Occupancy                                                                1,322          1,413          1,317
     Equipment                                                                1,135          1,081            868
     Other real estate owned                                                    (20)           217          1,744
     Other (note 17)                                                          3,696          4,119          4,852
                                                                        -----------------------------------------
         Total operating expenses                                            17,874         18,224         19,265
                                                                        -----------------------------------------
         Income before income taxes                                           8,839          6,240          4,072

PROVISION FOR INCOME TAXES (NOTE 13)                                          3,405          1,666            768
                                                                        -----------------------------------------
         Net income                                                     $     5,434     $    4,574    $     3,304
                                                                        =========================================
SHARE DATA (NOTE 12)
         Weighted average number of shares outstanding                    5,736,230      5,722,646      5,722,450
         Net income per share                                           $       .95     $      .80    $       .58

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          Unrealized
                                                                                  Treasury  Treasury  Gains (losses)
                                                                                     Stock     Stock   on Securities
                                       Class A  Class B  Additional                Class A   Class B      available-           Total
Years Ended December 31,                Common   Common     Paid-In    Retained    (30,000   (47,550       for-sale,   Stockholders'
1996, 1995 and 1994                      Stock    Stock     Capital    Earnings    shares)   shares)    net of taxes          Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
BALANCE, DECEMBER 31, 1993              $3,231  $ 2,569     $10,683    $ 19,199     $(136)     $(41)         $    --       $ 35,505
                                        --------------------------------------------------------------------------------------------
Conversion of Class B common
     stock to Class A common
     stock, 80,780 shares                   81      (81)         --          --        --        --               --             --
Net income                                  --       --          --       3,304        --        --               --          3,304
Cash dividends, Class A common
     stock $.10 per share                   --       --          --        (327)       --        --               --           (327)
Cash dividends, Class B common
     stock $.014 per share                  --       --          --         (34)       --        --               --            (34)
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                           --       --          --          --        --        --             (895)          (895)
                                        --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994              $3,312  $ 2,488     $10,683    $ 22,142     $(136)     $(41)         $  (895)      $ 37,553
                                        --------------------------------------------------------------------------------------------
Conversion of Class B common
     stock to Class A common
     stock, 91,698 shares                   92      (92)         --          --        --        --               --             --
Stock options exercised,
     1,667 shares                            2       --           4          --        --        --               --              6
Net income                                  --       --          --       4,574        --        --               --          4,574
Cash dividends, Class A common
     stock $.12 per share                   --       --          --        (397)       --        --               --           (397)
Cash dividends, Class B common
     stock $.0168 per share                 --       --          --         (41)       --        --               --            (41)
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                           --       --          --          --        --        --            1,240          1,240
                                        --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995              $3,406  $ 2,396     $10,687    $ 26,278     $(136)     $(41)         $   345       $ 42,935
                                        --------------------------------------------------------------------------------------------
Conversion of Class B common
     stock to Class A common
     stock, 48,200 shares                   48      (48)         --          --        --        --               --             --
Stock options exercised,
     34,350 shares                          34       --          99          --        --        --               --            133
Net income                                  --       --          --       5,434        --        --               --          5,434
Cash dividends, Class A common
     stock $.16 per share                   --       --          --        (543)       --        --               --           (543)
Cash dividends, Class B common
     stock $.0224 per share                 --       --          --         (52)       --        --               --            (52)
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                           --       --          --          --        --        --             (418)          (418)
                                        --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996              $3,488  $ 2,348     $10,786    $ 31,117     $(136)     $(41)         $   (73)      $ 47,489
                                        --------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                         1996         1995         1994
----------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $  5,434     $  4,574     $  3,304
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                               1,020        1,560        1,620
         Deferred income taxes                                                    (616)         (82)         423
         Net depreciation and amortization                                         668          548         (145)
         Decrease (increase) in accrued interest receivable                          9       (1,001)        (729)
         Decrease (increase) in other assets                                        72        1,382       (1,398)
         Loss on sales of securities available-for-sale                             --           --          270
         Loans originated for sale                                             (18,033)     (16,407)     (16,170)
         Proceeds from sales of loans                                           19,317       16,016       17,806
         Gain on sales of loans                                                   (290)        (217)        (255)
         (Gain) loss on sales of real estate owned                                 (82)         (27)          75
         Provision for losses on other real estate owned                            --           70        1,100
         Increase (decrease) in other liabilities                                  189         (690)       1,956
                                                                              ----------------------------------
           Net cash provided by operating activities                             7,688        5,726        7,857
                                                                              ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available-for-sale                           --           --       11,092
     Proceeds from maturities of securities available-for-sale                  49,193       27,860       38,750
     Purchase of securities available-for-sale                                 (29,999)     (56,543)     (96,096)
     Proceeds from maturities of securities held-to-maturity                    53,946       38,447       59,083
     Purchase of securities held-to-maturity                                   (83,675)     (68,575)     (13,875)
     Net cash and cash equivalents received from acquisitions                       --       17,877           --
     Net increase in loans                                                      (4,823)     (13,618)      (5,819)
     Proceeds from sales of real estate owned                                    1,121        2,744        7,816
     Capital expenditures                                                         (608)      (1,416)        (900)
                                                                              ----------------------------------
           Net cash (used in) provided by investing activities                 (14,845)     (53,224)          51
                                                                              ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in time deposits                                               9,849       17,658          627
     Net increase (decrease) in demand, savings,
       money market and NOW deposits                                             7,671       11,499      (12,455)
     Net proceeds from the issuance of common stock                                133            6           --
     Cash dividends                                                               (595)        (438)        (361)
     Net (decrease) increase in securities sold
       under agreements to repurchase                                           (3,790)      11,780        3,660
     Net increase (decrease) in other borrowed funds                            10,456          963         (215)
                                                                              ----------------------------------
           Net cash provided by (used in) financing activities                  23,724       41,468       (8,744)
                                                                              ----------------------------------
Net increase (decrease) in cash and cash equivalents                            16,567       (6,030)        (836)
     Cash and cash equivalents at beginning of year                             51,114       57,144       57,980
                                                                              ----------------------------------
     Cash and cash equivalents at end of year                                 $ 67,681     $ 51,114     $ 57,144
                                                                              ==================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest                                                               $ 16,170     $ 13,884     $ 11,393
       Income taxes                                                              3,644        1,512          689
     Noncash transactions:
       Property acquired through foreclosure                                  $    376     $    440     $  1,795
     Change in unrealized (losses) gain
       on securities available-for-sale, net of taxes                         $   (418)    $  1,240     $   (895)
     Assets acquired and liabilities assumed through acquisitions:
         Assets acquired, net of cash and cash equivalents received                 --     $  2,040           --
         Cash and cash equivalents received                                         --       17,877           --
         Liabilities assumed                                                        --       19,917           --



See accompanying Notes to Consolidated Financial Statements.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services.


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

    Material estimates that are susceptible to change in the near-term relate to the allowance for losses on loans. Management believes that the allowance for losses on loans is adequate based on independent appraisals and review of other factors associated with the assets. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance for loans based on their judgements about information available to them at the time of their examination.


                                                           INVESTMENT SECURITIES

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated related income taxes. The Company has no securities held for trading.

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

    The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases and debt securities. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

    Effective January 1, 1996, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." This statement requires that the rights to service mortgage loans for others be recognized as an asset, including rights acquired through both purchases and originations. Capitalized mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically evaluated for impairment based on their fair value. The adoption of this pronouncement did not have a significant effect on the Company's financial position or results of operations.

    In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and will be applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. Earlier or retroactive applications of this statement is not permitted. The Company has determined that the adoption of this statement will not have a material impact on its consolidated financial statements.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management's evaluation of the quality of the loan portfolio and is used to provide for losses resulting from loans which ultimately prove uncollectible. In determining the level of the allowance, periodic evaluations are made of the loan portfolio which take into account such factors as the character of the loans, loan status, financial posture of the borrowers, value of collateral securing the loans and other relevant information sufficient to reach an informed judgement. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries.

    While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Loans are charged-off in whole or in part when, in management's opinion, collectibility is not probable.

    Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

                                                         OTHER REAL ESTATE OWNED

Other real estate owned ("OREO") includes real estate acquired by foreclosure and real estate substantively repossessed. Real estate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate substantively repossessed includes only those loans for which the Company has taken possession of the collateral, but has not completed legal foreclosure proceedings. Both in-substance foreclosures and real estate formally acquired in settlement of loans are recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received. Loan losses from the acquisition of such properties are charged against the allowance for loan losses. After foreclosure, if the fair value of an asset minus its estimated cost to sell is less than the carrying value of the asset, such amount is recognized as a valuation allowance. If the fair value of an asset less its estimated cost to sell subsequently increases so that the resulting amount is more than the asset's current carrying value, the valuation allowance is reversed by the amount of the increase. Increases or decreases in the valuation allowance are charged or credited to income. Gains upon disposition of OREO are reflected in the statement of income as realized. Realized losses are charged to the valuation allowance.


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


                                                      2. CASH AND DUE FROM BANKS

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $10,768,000 at December 31,1996 and $10,743,000 at December 31,1995.


                                                3. SECURITIES AVAILABLE-FOR-SALE

                                              December 31,1996                                    December 31,1995
                                ----------------------------------------------   ------------------------------------------------
                                                 Gross       Gross   Estimated                     Gross        Gross   Estimated
                                Amortized   Unrealized  Unrealized      Market   Amortized    Unrealized   Unrealized      Market
                                     Cost        Gains      Losses       Value        Cost         Gains       Losses       Value
                                ----------------------------------------------   ------------------------------------------------
                                                (in thousands)                                     (in thousands)
U.S. Government and Agencies      $77,283        $  93     $   221    $ 77,155    $ 96,889          $622     $     29    $ 97,482
Obligations of states
    and political subdivisions      1,241           --          --       1,241       1,510            --           --       1,510
FHLB Stock                          2,364           --          --       2,364       1,399            --                    1,399
Other                                 252            3          --         255         361             2           --         363
                                  --------------------------------------------    -----------------------------------------------
                                  $81,140        $  96     $   221    $ 81,015    $100,159          $624     $     29    $100,754
                                  ============================================    ===============================================

The following tables show the maturity distribution of the Company's securities available-for-sale at December 31, 1996 and 1995:

                                                         December 31,1996
                                  -------------------------------------------------------------
                                                  Obligations       FHLB
                                          U.S.      of States      Stock              Estimated
                                    Government  and Political        and                 Market
                                  and Agencies   Subdivisions      Other      Total       Value
                                  -------------------------------------------------------------
                                                        (in thousands)
Within one year                        $13,988         $1,241    $    --    $15,229     $15,254
After one but within five years         63,295             --         --     63,295      63,142
After five but within ten years             --             --        250        250         250
Non-maturing                                --             --      2,366      2,366       2,369
                                       --------------------------------------------------------
                                       $77,283         $1,241    $ 2,616    $81,140     $81,015
                                       ========================================================




                                                        December 31,1995
                                  ---------------------------------------------------------------
                                                  Obligations        FHLB
                                          U.S.      of States       stock               Estimated
                                    Government  and Political         and                  Market
                                  and Agencies   Subdivisions       Other       Total       Value
                                  ---------------------------------------------------------------
                                                         (in thousands)
Within one year                        $33,495         $1,510    $     --    $ 35,005    $ 35,144
After one but within five years         63,394             --          --      63,394      63,849
After five but within ten years             --             --         250         250         250
Non-maturing                                --             --       1,510       1,510       1,511
                                       ----------------------------------------------------------
                                       $96,889         $1,510    $  1,760    $100,159    $100,754
                                       ==========================================================

Proceeds from sales of securities available-for-sale totaled $11,092,000 during 1994. Gross gains of $13,000 and gross losses of $283,000 were realized on those sales in 1994. There were no sales of securities available-for-sale in 1996 and 1995.


4.  SECURITIES HELD-TO-MATURITY

                                                   December 31,1996                                   December 31,1995
                                    -----------------------------------------------   ----------------------------------------------
                                                     Gross        Gross   Estimated                   Gross        Gross   Estimated
                                    Amortized   Unrealized   Unrealized      Market   Amortized  Unrealized   Unrealized      Market
                                         Cost        Gains       Losses       Value        Cost       Gains       Losses       Value
                                    -----------------------------------------------   ----------------------------------------------
                                                     (in thousands)                                    (in thousands)
    U.S. Government and Agencies     $105,582         $211      $   574    $105,219     $74,710        $510       $   69     $75,151
    Obligations of states
        and political subdivisions         34           --           --          34         179          --           --         179
    Other                               2,099           --           21       2,078       3,098          --           18       3,080
                                     ----------------------------------------------     --------------------------------------------
                                     $107,715         $211      $   595    $107,331     $77,987        $510       $   87     $78,410
                                     ==============================================     ============================================

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $24,746,000 at December 31, 1996 and $29,286,000 at December 31, 1995.

    The following tables show the maturity distribution of the Company's securities held-to-maturity at December 31, 1996 and 1995:

                                                                 December 31,1996
                                         ----------------------------------------------------------------
                                                          Obligations
                                                 U.S.       of States                           Estimated
                                           Government   and Political                              Market
                                         and Agencies    Subdivisions       Other       Total       Value
                                         ----------------------------------------------------------------
                                                                 (in thousands)
    Within one year                          $  2,511          $   11    $      2    $  2,524    $  2,516
    After one but within five years            83,636              23       2,072      85,731      85,562
    After five but within ten years            18,935              --          25      18,960      18,759
    After ten years                               500              --          --         500         494
                                             ------------------------------------------------------------
                                             $105,582          $   34    $  2,099    $107,715    $107,331
                                             ============================================================

                                                                  December 31,1995
                                         ----------------------------------------------------------------
                                                          Obligations
                                                 U.S.       of States                           Estimated
                                           Government   and Political                              Market
                                         and Agencies    Subdivisions       Other      Total        Value
                                         ----------------------------------------------------------------
                                                                   (in thousands)
    Within one year                           $15,385          $  145     $ 1,000    $16,530      $16,502
    After one but within five years            51,307              34       2,073     53,414       53,805
    After five but within ten years             8,018              --          25      8,043        8,103
    After ten years                                --              --          --         --           --
                                              -----------------------------------------------------------
                                              $74,710          $  179     $ 3,098    $77,987      $78,410
                                              ===========================================================

    There were no sales of securities held-to-maturity in 1996, 1995 or 1994.


5.  LOANS


The Company's lending activities are conducted principally in Massachusetts. The Company grants single and multi-family residential loans, commercial and commercial real estate loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties, and land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate market in the borrowers' geographic areas and the general economy.

    The composition of the loan portfolio at December 31, 1996 and 1995 is as follows:

                                                1996        1995
                                             --------------------
                                                 (in thousands)

    Construction and land development        $  3,576    $  1,444
    Commercial and industrial                  41,006      37,811
    Industrial revenue bonds                    3,030       3,362
    Commercial real estate                    133,757     130,173
    Residential real estate                    76,081      80,899
    Residential real estate held for sale         557       1,233
    Consumer                                   12,749       9,243
    Home equity                                17,330      21,130
    Overdrafts                                    194         143
                                             --------------------
                                             $288,280    $285,438
                                             ====================

    At December 31, 1996 and 1995, loans were carried net of discounts of $3,360,000 and $3,844,000, respectively. Included in these amounts at December 31, 1996 and 1995, residential real estate loans were carried net of discounts of $3,319,000 and $3,791,000 respectively, associated with the acquisition of Wollaston.

    At December 31, 1996 and 1995, total impaired loans were $3,227,000 and $3,356,000, respectively. There were no impaired loans with specific reserves at December 31, 1996 and 1995. In the opinion of management, none of the $3,227,000 and $3,356,000 of impaired loans at December 31, 1996 and 1995, respectively, required a specific reserve. All of the $3,227,000 and $3,356,000 of impaired loans at December 31, 1996 and 1995, respectively, have been measured using the fair value of the collateral method. During the twelve months ended December 31, 1996 and 1995, the average recorded value of the impaired loans was $3,029,000 and $3,431,000, respectively. Interest income of $149,000 and $17,000 was recognized on these loans during 1996 and 1995, respectively, all of which was recorded on a cash basis. Interest income of $333,000 and $450,000 would have been recorded under the original terms of the loans during 1996 and 1995, respectively.

    The composition of impaired loans at December 31, is as follows:

                                              1996        1995
                                             ------------------
                                               (in thousands)

Residential real estate:
 1 to 4 family                               $  471      $  727
 Multi - family                               1,201         497
Construction and land development                --          21
Commercial real estate                        1,248       1,816
Commercial and industrial                       307         295
                                             ------------------
  Total                                      $3,227       3,356
Specific valuation allowance                     --          --
                                             ------------------
  Total impaired loans                       $3,227      $3,356
                                             ==================

    At December 31, 1996 there were $2,140,000 of loans on non-accrual, of which $1,676,000 were classified as impaired. Interest income of $270,000 would have been recorded in 1996 had these loans performed according to their original terms during the period. Interest income actually recorded on these loans was $98,000. At December 31, 1995 there were $3,751,000 of loans on non-accrual, of which $2,290,000 were classified as impaired. Interest income of $341,000 would have been recorded in 1995 had these loans performed according to their original terms during the period. Interest income actually recorded on these loans was $67,000. Additionally at December 31, 1996 and December 31, 1995, there were $192,000 and $87,000 respectively, of loans which were past due 90 days or more and still accruing, none of which were classified as impaired. At December 31, 1996, management had entered into troubled debt restructuring agreements totaling $2,541,000, of which $1,377,000 were classified as impaired. Troubled debt restructuring agreements at December 31, 1995 totaled $2,524,000, of which $1,067,000 were classified as impaired. The effect of interest foregone on these restructuring agreements is not material.

    The Company was servicing mortgage loans sold to others without recourse of approximately $20,359,000 at December 31, 1996 and $24,380,000 at December 31, 1995. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of those loans sold to others with limited recourse was approximately $1,092,000 at December 31, 1996 and $1,110,000 at December 31, 1995.

    Directors and officers of the Company and their associates are customers of, and have other transactions with, the Company in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risk of collection or present other unfavorable features.

    The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 1996.

                    Balance at                    Repayments          Balance at
             December 31, 1995     Additions   and Deletions   December 31, 1996
             -------------------------------------------------------------------
                                       (in thousands)

                        $1,794         $ 487          $1,353               $ 928
                        ========================================================


                                                    6. ALLOWANCE FOR LOAN LOSSES


                                             1996          1995          1994
                                            -----------------------------------
                                                       (in thousands)

Balance at beginning of year                $ 4,193       $ 4,239       $ 5,129
Provision charged to operating expense        1,020         1,560         1,620
Loans charged-off                            (1,303)       (1,828)       (2,764)
Loan recoveries                                 269           222           254
                                            -----------------------------------
Balance at end of year                      $ 4,179       $ 4,193       $ 4,239
                                            ===================================


                                                  7. BANK PREMISES AND EQUIPMENT


December 31,                                      1996           1995
-----------------------------------------------------------------------
                                                     (in thousands)

 Land                                           $  1,839       $  1,839
 Bank premises                                     6,254          6,254
 Furniture and equipment                           8,261          7,689
 Leasehold improvements                            1,888          1,860
                                                -----------------------
                                                  18,242         17,642
 Accumulated depreciation and amortization        (9,977)        (8,926)
                                                -----------------------
                                                $  8,265       $  8,716
                                                =======================

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through the year 2026. Total lease expense approximated $144,000, $168,000 and $189,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1996 were as follows:

                              YEAR             Amount
                        -----------------------------
                                  (in thousands)
                              1997               $ 81
                              1998                 62
                              1999                 64
                              2000                 64
                              2001                 28
                        Thereafter                574
                        -----------------------------
                                                 $873
                        =============================

8. ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE OWNED

                                      1996        1995          1994
                                      ------------------------------
                                             (in thousands)

    Balance at beginning of year      $ 60       $ 238       $   620
    Valuation writedowns               (41)       (248)       (1,482)
    Provision charged to expense        --          70         1,100
                                      ------------------------------
    Balance at end of year            $ 19       $  60       $   238
                                      ==============================

9. DEPOSITS

    Time deposits as of December 31, are as follows:

                                       1996          1995
                                     ----------------------
                                         (in thousands)

    Three months or less             $ 60,569      $ 47,253
    Three through twelve months        57,369        87,151
    Over twelve months                 46,929        20,614
                                     ----------------------
                                     $164,867      $155,018
                                     ======================

    Time deposits in denominations of $100,000 or more totaled $45,646,000 and $42,933,000 at December 31, 1996 and 1995, respectively. Interest expense associated with deposits in denominations of $100,000 or more was $2,124,000, $1,749,000, and $930,000 for the years ended 1996, 1995 and
    1994, respectively.


10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE


                                                      1996          1995          1994
                                                     -----------------------------------
                                                             (dollars in thousands)

    Average rate at December 31,                        4.34%         4.25%         4.15%
    Average balance outstanding during the year      $16,654       $14,390       $10,235
    Average rate during the year                        4.28%         4.39%         2.62%
    Maximum amount outstanding
      at any month-end                               $17,790       $21,580       $51,789
    Amount outstanding at December 31,               $17,790       $21,580       $ 9,800

    Amounts outstanding at December 31, 1996, 1995 and 1994 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $17,762,000, $21,497,000, and $9,850,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 1996, 1995 and 1994, respectively. The approximate market value of the collateral at those dates was $17,605,000, $21,715,000, and $9,638,000, respectively.


11. OTHER BORROWED FUNDS


    December 31,                                 1996        1995
    ---------------------------------------------------------------
                                                  (in thousands)
    Treasury tax and loan note                  $   726      $1,759
    Federal Home Loan Bank - IDEAL Advance       10,000          --
    Federal Home Loan Bank - Advance              1,489          --
    Other                                           138         138
                                                -------------------
                                                $12,353      $1,897
                                                ===================



    The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. The Bank has a credit line with the Federal Home Loan Bank for $10,000,000, which was fully advanced on December 31, 1996. The interest rate on this line was 7.32%. The Bank also borrowed $1,500,000 during 1996 from Federal Home Loan Bank. The borrowing bears interest at a fixed rate of 7.20% and matures on July 24, 2006.

                                                        12. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                       DIVIDENDS

    Holders of the Class A common stock may not vote in the election of directors, but may vote as a class to approve certain extraordinary corporate transactions. Class A common stockholders are entitled to receive dividends per share equal to at least 200% per share of that paid, if any, on each share of Class B common stock. Class A common stock is publicly traded. Class B common stock is not publicly traded, however, it can be converted on a share for share basis to Class A common stock at any time. Dividend payments by the Company are dependent in part on the dividends it receives from its bank subsidiary, which are subject to certain regulatory restrictions.

                                                               STOCK OPTION PLAN

    On March 10, 1987, the common stockholders of the Company approved a stock option plan (the "Option Plan") that provides for granting of options for not more than 150,000 shares of Class A common stock. Under the Option Plan, all officers and other key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plan is administered by the Compensation Committee whose members are ineligible to participate in the Option Plan. Based on management's recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares to be granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (no more than ten years from the date of grant). Options exercisable at December 31, 1996 totaled 61,657 with a weighted average option price of $3.76.

         Information with regard to the stock option plan is as follows:

                                                      Number of      Weighted Average
                                                      Option Shares  Option Price Per Share
                                                      -------------  ----------------------
Outstanding at December 31, 1993                               --             --
Granted                                                   146,500           3.80
Exercised                                                      --             --
Cancelled                                                      --             --
                                                      -----------    -----------
Outstanding at December 31, 1994                          146,500           3.80
Granted                                                        --             --
Exercised                                                  (1,667)          3.75
Cancelled                                                      --             --
                                                      -----------    -----------
Outstanding at December 31, 1995                          144,833           3.80
Granted                                                        --             --
Exercised                                                 (34,350)          3.89
Cancelled                                                      --             --
                                                      -----------    -----------
Outstanding at December 31, 1996                          110,483           3.78
                                                      ===========    ===========

A summary of options by maturity is as follows:

Expiring During the                                 Number of      Weighted average
Year Ended December 31,                             Shares         Option Price Per Share
-----------------------                             ---------      ----------------------
1997                                                       -                   -
1998                                                       -                   -
1999                                                   7,500                4.13
2000                                                 102,983                3.75
2001                                                       -                   -
                                                    --------            --------
                                                     110,483                3.78
                                                    ========            ========

    As allowed under SFAS No. 123, "Accounting for Stock Based Compensation", the Company will continue to measure compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25. SFAS No. 123, which is effective January 1, 1996, requires pro forma disclosure of net income and earnings per share computed as if the fair value based method had been applied. The Company granted no stock options during 1996 or 1995 and, therefore, no disclosures under SFAS No. 123 are provided. The new disclosures will be provided when additional stock options are granted.

CAPITAL AND OTHER REGULATORY REQUIREMENTS

    The Bank is subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material affect on the Company's financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

         The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                  To be Well Capitalized
                                                                                                  Under Prompt Corrective
                                                       Actual       For Capital Adequacy Purposes  Action Provisions
                                                ------------------- ----------------------------- -----------------------
                                                 Amount      Ratio        Amount      Ratio       Amount       Ratio
                                                -------     -------      -------     -------      -------     -------
As of December 31, 1996:                                                (dollars in thousands)
   Total capital (to risk-weighted assets)      $44,004       14.74%     $23,882         8.0%     $29,852        10.0%
   Tier I capital (to risk-weighted assets)      40,267       13.49%      11,941         4.0%      17,911         6.0%
   Tier I capital (to average assets)            40,267        7.46%      21,577         4.0%      26,971         5.0%
As of December 31, 1995:
   Total capital (to risk-weighted assets)       39,802       14.18%      22,460         8.0%      28,075        10.0%
   Tier I capital (to risk-weighted assets)      36,284       12.92%      11,230         4.0%      16,845         6.0%
   Tier I capital (to average assets)            36,284        7.11%      20,407         4.0%      25,509         5.0%


13. INCOME TAXES
--------------------------------------------------------------------------------

         The current and deferred components of income tax expense for the years ended December 31, are as follows:

                                                 1996         1995         1994
                                                -------      -------      -----
                                                          (in thousands)
      Current expense:
         Federal                                $ 2,959      $ 1,302      $ 300
         State                                    1,062          446         45
                                                -------      -------      -----
           Total current expense                  4,021        1,748        345
                                                -------      -------      -----
      Deferred expense:
         Federal                                   (238)         716        865
         State                                      (78)         337        433
         Change in valuation reserve               (300)      (1,135)      (875)
                                                -------      -------      -----
           Total deferred expense                  (616)         (82)       423
                                                -------      -------      -----
      Provision for income taxes                $ 3,405      $ 1,666      $ 768
                                                =======      =======      =====

    Income tax accounts included in other assets and other liabilities at December 31, 1996, and included in other assets at December 31, 1995, are as follows:

                                                             1996          1995
                                                            -------      -------
                                                               (in thousands)
      Currently (payable) refundable                        $  (287)     $    92
      Deferred income tax asset, net                          1,655          736
                                                            -------      -------
                                                            $ 1,368      $   828
                                                            =======      =======

    Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 34% to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

                                            1996           1995          1994
                                           -------       -------       -------
                                                      (in thousands)
Federal income tax expense
  at statutory rates                       $ 3,005       $ 2,121       $ 1,385
State income taxes, net of Federal
  income tax benefit                           649           517           315
Effect of tax-exempt interest                 (105)         (132)         (106)
Change in valuation reserve                   (300)       (1,135)         (875)
Other                                          156           295            49
                                           -------       -------       -------
                                           $ 3,405       $ 1,666       $   768
                                           =======       =======       =======
Effective Tax Rate                            38.5%         26.7%         18.9%

    Management believes that it is more likely than not that the net deferred income tax asset of $1,655,000 at December 31, 1996 will be realized. This amount is entirely supported by the availability of federal income taxes paid in prior carryback years.

         The valuation reserve was reduced by $300,000 in 1996 in recognition of the operating results achieved and the increase in recoverable federal income taxes paid in prior years.

         The following table sets forth the Company's gross deferred income tax assets and gross deferred income tax liabilities at December 31:

                                                            1996         1995
                                                           -------      -------
                                                               (in thousands)
Deferred income tax assets:
  Allowance for loan losses                                $   722      $   653
  Other real estate owned writedowns                             8           53
  Deferred compensation                                      1,340        1,248
  Unrealized loss on securities available-for-sale              52           --
  Leveraged leases                                              --           11
  Acquisition premium                                           50           --
  Other                                                         79           --
                                                           -------      -------
   Gross deferred income tax asset                           2,251        1,965
  Valuation reserve                                             --         (300)
                                                           -------      -------
   Net deferred income tax asset                             2,251        1,665
                                                           -------      -------
Deferred income tax liabilities:
  Unrealized gain on securities available-for-sale              --         (250)
  Purchase accounting                                         (388)        (413)
  Depreciation                                                (183)        (187)
  Other                                                        (25)         (79)
                                                           -------      -------
   Deferred income tax asset, net                          $ 1,655      $   736
                                                           =======      =======


                                                           14. EMPLOYEE BENEFITS
--------------------------------------------------------------------------------

    The Company has a qualified defined benefit retirement plan (the "Plan") which is offered to all employees reaching minimum age and service requirements. A decrease in the discount rate and a stable work force in 1996 resulted in an increase in pension cost. The following table sets forth the Plan's funding status and amounts recognized in the Company's consolidated financial statements at December 31:

                                                          1996           1995
                                                         -------        -------
                                                             (in thousands)
Actuarial value of benefit obligations:
   Vested                                                $ 3,360        $ 2,873
                                                         -------        -------
   Non-vested                                                 82             71
                                                         -------        -------
     Total accumulated benefit obligation                $ 3,442        $ 2,944
                                                         =======        =======
Actuarial present value of projected benefit
   obligation for services rendered to date              $ 4,859        $ 4,397
                                                         -------        -------
Plan assets at fair value                                  3,341          2,882
                                                         -------        -------
     Projected benefit obligation in excess
       of plan assets                                      1,518          1,515
                                                         -------        -------
Unrecognized net transition obligation being
   recognized over 15 years                                   (4)            (5)
                                                         -------        -------
Unrecognized prior service cost being
   recognized over 15 years                                 (821)          (920)
                                                         -------        -------
Unrecognized (loss)/gain                                    (388)          (423)
                                                         -------        -------
   Accrued pension cost
   (included in other liabilities)                       $   305        $   167
                                                         =======        =======

    Net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 included the following components:

                                                     1996       1995       1994
                                                    -----      -----      -----
                                                           (in thousands)
Service costs-benefits earned
   during the period                                $ 318      $ 256      $ 299
Interest cost on projected benefit obligation         308        260        244
Actual return on plan assets                         (208)      (181)       (73)
Net amortization and accrual                          120        117         63
                                                    -----      -----      -----
                                                    $ 538      $ 452      $ 533
                                                    -----      -----      -----

    Pension expense was computed using a discount rate of 7.0% in 1996 and 1994 and 8.0% in 1995, an expected long-term return of 8.0% and assumed salary increases of 5.0% in 1996, 1995 and 1994 respectively. A discount rate of 7.0% was used in determining benefit obligations in 1996 and 1995; a rate of 8.0% was used in 1994.

         In 1996, the Company offered a 410-k defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary with no matching contributions. Administrative costs associated with the plan are absorbed by the Company.

         The Company has a Supplemental Insurance/Retirement Plan which is limited to certain officers and employees of the Company. The plan is voluntary and participants are required to contribute to its cost. Under the plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies are purchased covering the lives of each participant. The Company is the owner of these policies and is also the beneficiary of a portion of each policy's proceeds; The net cost to the Company for this plan was $306,000 in 1996, $247,000 in 1995 and $247,000 in 1994.

         The Company does not offer any post retirement benefits other than pensions.

15. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

    A number of legal claims against the Bank arising in the normal course of business were outstanding at December 31, 1996. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company's consolidated financial position.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
--------------------------------------------------------------------------------

    The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

         The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         Financial instruments with off-balance sheet risk at December 31, are as follows:

      Contract or Notional Amount                            1996          1995
      ---------------------------                           -------      -------
                                                               (in thousands)
Financial instruments whose contract amount
   represents credit risk:
     Commitments to originate 1-4 family mortgages          $   106      $   615
     Standby letters of credit                                  945        1,056
     Unused lines of credit                                  66,696       51,554
     Unadvanced portions of construction loans                2,190          656
Financial instruments whose contract amount
   exceeds the amount of credit risk:
     Commitments to sell 1-4 family mortgages                   663        1,848

    Commitments to originate loans, unadvanced portions of construction loans and unused lines of credit are generally agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         In addition to general commitments, the Company originates 1-4 family mortgages for sale in the secondary markets. These loans are sold with and without recourse and no loan is originated without its sale having been pre-arranged. The Company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $1,092,000 at December 31, 1996 and $1,110,000 at December 31, 1995.

                                                    17. OTHER OPERATING EXPENSES
--------------------------------------------------------------------------------

Year Ended December 31,                            1996        1995        1994
-----------------------                           ------      ------      ------
                                                            (in thousands)
Marketing                                         $  835      $  650      $  497
Supplies                                             471         522         365
Telephone                                            218         198         228
Postage and delivery                                 512         514         461
Legal and audit                                      316         486         571
Credit card processing                                --          12         394
Insurance                                            184         192         248
FDIC assessment                                        2         473         999
Core deposit intangible amortization                 200          25          --
Other                                                958       1,047       1,089
                                                  ------      ------      ------
                                                  $3,696      $4,119      $4,852
                                                  ======      ======      ======


                                        18. FAIR VALUES OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of these assets because of the short-term nature of these financial instruments.

         Securities held-to-maturity and securities available-for-sale: The fair value of these securities, excluding certain state and municipal securities whose fair value is estimated at book value because they are not readily marketable, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

         Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of other loans is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Incremental credit risk for non-performing loans has been considered.

         Accrued interest receivable and payable: The carrying amounts for accrued interest receivable and payable approximate fair values because of the short-term nature of these financial instruments.

         Deposits: The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings, N.O.W. and money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for deposits of similar remaining maturities.

         Repurchase agreements and other borrowed funds: The carrying amounts reported in the balance sheet for repurchase agreements and other borrowed funds approximate the fair values of those liabilities because of the short-term nature of these financial instruments.

         Off-balance-sheet instruments: The fair values of the Company's unused lines of credit, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Company's commitments to sell mortgage loans approximates the estimated cost to terminate or otherwise settle the obligations with the counterparties. Therefore, at December 31, 1996 and 1995, there was no fair value adjustment.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                        1996                         1995
                                                        ----                         ----
                                              Carrying       Estimated      Carrying      Estimated
                                              Amounts        Fair Value     Amounts       Fair Value
                                              ---------      ---------      ---------     ---------
                                                    (in thousands)              (in thousands)
Financial assets:
   Cash and cash equivalents                  $  67,681      $  67,681      $  51,114     $  51,114
   Securities available-for-sale                 81,015         81,015        100,754       100,754
   Investment securities held-to-maturity       107,715        107,331         77,987        78,410
   Loans (net of unearned discount)             288,280                      285,438
   Allowance for loan losses                     (4,179)                      (4,193)
                                              ---------      ---------      ---------     ---------
     Loans, net                                 284,101        286,494        281,245       285,208
   Accrued interest receivable                    4,283          4,283          4,292         4,292
Financial liabilities:
   Deposits                                     476,135        476,787        458,615       459,557
   Repurchase agreements
     and other borrowed funds                    30,143         30,143         23,477        23,477
   Accrued interest payable                       2,000          2,000          2,365         2,365

LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the type of financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for some of the Bank's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, cash flows, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered.

19. QUARTERLY RESULT OF OPERATIONS
--------------------------------------------------------------------------------


1996 Quarters                                 Fourth         Third          Second         First
                                            ----------     ----------     ----------     ----------
                                                     (in thousands, except per share data)
Interest income                             $    9,789     $    9,887     $    9,706     $    9,395
Interest expense                                 3,809          4,052          4,041          3,903
                                            ----------     ----------     ----------     ----------
   Net interest income                           5,980          5,835          5,665          5,492
Provision for loan losses                          255            255            255            255
                                            ----------     ----------     ----------     ----------
   Net-interest income after provisions
     for loan losses                             5,725          5,580          5,410          5,237
Other operating income                           1,143          1,060          1,270          1,288
Operating expenses                               4,417          4,337          4,502          4,618
                                            ----------     ----------     ----------     ----------
   Income before income taxes                    2,451          2,303          2,178          1,907
Provision for income taxes                         903            899            880            723
                                            ----------     ----------     ----------     ----------
   Net income                               $    1,548     $    1,404     $    1,298     $    1,184
                                            ==========     ==========     ==========     ==========
Share Data
   Weighted average number
     of shares outstanding                   5,743,657      5,738,706      5,736,220      5,726,227
   Net income per share                     $     0.27     $     0.24     $     0.23     $     0.21
                                            ==========     ==========     ==========     ==========

1995 Quarters                                 Fourth         Third         Second          First
                                            ----------     ----------     ----------     ----------
                                                      (in thousands, except per share data)
Interest income                             $    9,342     $    9,135     $    9,037     $    8,474
Interest expense                                 3,881          3,811          3,736          3,258
                                            ----------     ----------     ----------     ----------
   Net interest income                           5,461          5,324          5,301          5,216
Provision for loan losses                          375            375            405            405
                                            ----------     ----------     ----------     ----------
   Net-interest income after provisions
     for loan losses                             5,086          4,949          4,896          4,811
Other operating income                           1,254          1,215          1,174          1,079
Operating expenses                               4,795          4,297          4,621          4,512
                                            ----------     ----------     ----------     ----------
   Income before income taxes                    1,545          1,867          1,449          1,378
Provision for income taxes                         388            575            368            335
                                            ----------     ----------     ----------     ----------
   Net income                               $    1,157     $    1,292     $    1,081     $    1,043
                                            ==========     ==========     ==========     ==========
Share Data
   Weighted average number
     of shares outstanding                   5,723,150      5,722,530      5,722,450      5,722,450
   Net income per share                     $     0.20     $     0.23     $     0.19     $     0.18
                                            ==========     ==========     ==========     ==========

                                         20. PARENT COMPANY FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The balance sheets of Century Bancorp, Inc. ("Parent Company") as of December 31, 1996 and 1995 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 1996 are presented below. The statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and are therefore not presented here.

                                                                  BALANCE SHEETS
December 31,                                                    1996         1995
                                                               -------     -------
                                                                (in thousands)
Assets:
     Cash                                                      $ 6,409     $ 5,086
     Investment in subsidiary, at equity                        41,363      37,998
     Other assets                                                   87          92
                                                               -------     -------
        Total assets                                           $47,859     $43,176
                                                               =======     =======
Liabilities and Stockholders' Equity:
     Liabilities                                               $   370         241
     Stockholders' equity                                       47,489      42,935
                                                               -------     -------
        Total liabilities and stockholders' equity             $47,859     $43,176
                                                               =======     =======

                                                         STATEMENTS OF INCOME
Year Ended December 31,                              1996       1995       1994
                                                    ------     ------     ------
                                                           (in thousands)
Income:
   Dividends from subsidiary                        $1,544     $  939     $  300
   Interest income from deposits in bank               253        216        131
   Other income                                         12         12         46
                                                    ------     ------     ------
    Total income                                     1,809      1,167        477
Operating expenses                                      69         79         83
                                                    ------     ------     ------
   Income before income taxes and equity in
    undistributed income of subsidiary               1,740      1,088        394
Income tax expense                                      89         66         38
                                                    ------     ------     ------
   Income before equity in undistributed
    income of subsidiary                             1,651      1,022        356
Equity in undistributed income of subsidiary         3,783      3,552      2,948
                                                    ------     ------     ------
   Net income                                       $5,434     $4,574     $3,304
                                                    ======     ======     ======

                                                          STATEMENTS OF CASH FLOWS
Year Ended December 31,                               1996         1995         1994
                                                     -------      -------      -------
                                                           (in thousands)
Cash flows from operating activities:
   Net income                                        $ 5,434      $ 4,574      $ 3,304
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Undistributed income of subsidiary              (3,783)      (3,552)      (2,948)
      Depreciation and amortization                        6            6           16
      Increase in other assets                            (1)          (3)          --
      Increase (decrease) in liabilities                 129         (298)          52
                                                     -------      -------      -------
       Net cash provided by operating activities       1,785          727          424
                                                     -------      -------      -------
Cash flows from investing activities:
                                                     -------      -------      -------
   Proceeds from transfer of premises                     --           --          371
Cash flows from financing activities:
   Stock options excercised                              133            6           --
   Cash dividends paid                                  (595)        (438)        (361)
                                                     -------      -------      -------
       Net cash used by financing activities            (462)        (432)        (361)
                                                     -------      -------      -------
Net increase in cash                                   1,323          295          434
Cash at beginning of year                              5,086        4,791        4,357
                                                     -------      -------      -------
Cash at end of year                                  $ 6,409      $ 5,086      $ 4,791
                                                     =======      =======      =======
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Income taxes                                      $    93      $    70      $    44

INDEPENDENT AUDITORS' REPORT


KPMG Peat Marwick LLP
Certified Public Accountants
99 High Street
Boston, Massachusetts 02110


THE BOARD OF DIRECTORS CENTURY BANCORP, INC.:

         We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                     /s/  KPMG PEAT MARWICK LLP
         January 10, 1997

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 1996 are as follows:

      NAME                                      AGE                           POSITION
George R. Baldwin                               53         Director, Century Bancorp, Inc., and Century Bank and Trust Co.,

Roger S. Berkowitz                              44         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Karl E. Case, Ph. D.                            50         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Henry L. Foster, D.V.M.                         71         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Marshall I. Goldman, Ph. D.                     66         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Russell B. Higley, Esquire                      57         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Fraser Lemley                                   56         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph P. Mercurio                              48         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Gary L. Saunders, CHA                           42         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph J. Senna, Esquire                        57         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan G. Sloane                              38         Director and Senior Vice President, Century Bancorp, Inc.; Director
                                                            and Senior Executive Vice President, Century Bank and Trust Company

Marshall M. Sloane                              70         Chairman, President and CEO, Century Bancorp, Inc., Chairman and
                                                           CEO, Century Bank and Trust Company

George F. Swansburg                             54         Director and Executive Vice President, Century Bancorp, Inc.;
                                                           Director, President, and COO, Century Bank and Trust Company

George Traicoff                                 64         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jon Westling                                    54         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Mr. Baldwin became a director of the Company in 1996. He has been a Director of Century Bank and Trust Company since January 1995. Mr. Baldwin is President and CEO of Arthur J. Gallagher & Co. of Massachusetts. Inc.

Mr. Berkowitz became a director of the Company in 1996. He was elected a director of Century Bank/Suffolk in 1986 and has been a director of Century Bank and trust Company since the banks merged in 1992. Mr. Berkowitz is President of Legal SeaFoods, Inc.

Dr. Case became a director of the Company in 1996. Dr. Case has been a director of Century Bank and Trust Company since March 1995. He is a Marion Butler McLean Professor of Economics at Wellesley College and a Visiting Scholar at the Federal Reserve Bank of Boston.

Dr. Foster has been a director of the Company since its organization in 1972. He was a founding director of Century Bank and Trust Company in 1969. For over 40 years he has been Chairman of the Board of Charles River Laboratories, Inc. He is also Senior Vice President of Bausch & Lomb.

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He has been a Professor of Economics at Wellesley College since 1968 and Associate Director of the Russian Research Center at Harvard University since 1975.

Mr. Higley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since April 1986. Mr. Higley is an attorney.

Mr. Lemley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since March 1988. Mr. Lemley is President of Sentry Ford, Inc., and President of Sentry Lincoln-Mercury, Inc.

Mr. Mercurio became a director of the Company in 1991. He was formerly a director of Century Bank and Trust Company from 1989 to 1991. He is an Executive Vice President at Boston University.

Mr. Saunders became a director of the Company in 1996. He was elected a director of Century Bank/Suffolk in 1989 and has been a director of Century Bank and Trust Company since the banks merged in 1992. Mr. Saunders is Chairman and CEO of the Saunders Hotel Group.

Mr. Senna became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney.

Mr. Jonathan G. Sloane became a director of the Company in 1986 and was elected Senior Vice President in 1995. He was President and a director of Century Bank/Suffolk and became Treasurer in January 1987. He was an Assistant Vice President at Century Bank and Trust Company from 1980 to 1983. He is currently Senior Executive Vice President of Century Bank and Trust Company.

Mr. Marshall M. Sloane is the founder of the Company and has been Chairman, President and CEO since its organization in 1972. He founded Century Bank and Trust Company in 1969 and is currently its Chairman and CEO.

Mr. Swansburg became a director of the Company in 1986 and was elected Executive Vice President in 1995. He was President and a director of Century North Shore Bank and Trust Company. He was Executive Vice President of BayBank Merrimack Valley N.A. from 1981 to 1985. He is currently Director, President and COO of Century Bank and Trust Company.

Mr. Traicoff became a director of the Company in 1996. He was elected a director of Century North Shore Bank and Trust Company in April 1990 and has been a director of Century Bank and Trust Company since the banks merged in 1992. Mr. Traicoff is President of North Shore Community College.

Mr. Westling became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since April 1995. Mr. Westling is President of Boston University.

All of the Company's directors are elected annually and hold office until their successors are duly elected and qualified. There are no family relationships between any of the directors or executive officers, except that Jonathan G. Sloane is the son of Marshall M. Sloane. There were no arrangements or understandings pursuant to which any director or executive officer was so selected.

The Company has a Compensation and Audit Committee. The Compensation Committee is a committee of the Board of Directors composed of Joseph P. Mercurio as Chairman, Henry L. Foster and Roger S. Berkowitz. It reviews the salaries of the Company's officers and administers the Company's Supplemental Executive Insurance/Retirement Income Plan, Incentive Compensation Plan and Stock Option Plan.

The Audit Committee is composed of Joseph Senna, Chairman and George Traicoff, Russell B. Higley and Jon Westling. It meets with KPMG Peat Marwick LLP, independent certified public accountants, in connection with the annual audit of the Company's financial statements and reviews the findings and recommendations of the FRB, FDIC and Massachusetts Bank Commissioner's staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiary.

Directors not employed by the Company receive $100 per Board meeting attended and $200 per committee meeting attended.


ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name of each executive officer of the Company and the principal positions and offices he holds with the Company. Unless otherwise noted, each of these officers has served as an executive officer of the Company or its principal subsidiary for at least five years.

Marshall M. Sloane            Chairman, President and CEO; Chairman and CEO,
                              Century Bank and Trust Company.

George F. Swansburg           Director and Executive Vice President; President
                              and COO, Century Bank and Trust Company.

Jonathan G. Sloane            Director and Senior Vice President; Director and
                              Senior Executive Vice President, Century Bank and
                              Trust Company with responsibility for retail banking and sales administration.

Paul V. Cusick, Jr.           Vice President and Treasurer;
                              Executive Vice President, Chief Financial Officer and Treasurer, Century Bank and Trust Company.
                              Mr. Cusick is 52 years of age.

Donald H. Lang                Executive Vice President, Century Bank and Trust
                              Company with responsibility for lending. Mr. Lang is 56 years of age.

William J. Sloboda            Executive Vice President, Century Bank and Trust
                              Company with responsibility for operations.
                              Mr. Sloboda is 54 years of age.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Decisions on compensation of the Company's executives are generally made by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a non-employee director. The goal of the Committee is to provide competitive levels of compensation in order to attract and retain qualified executive personnel. The Compensation Committee believes that the actions of each executive officer have the potential to affect the short and long term profitability of the Company. Accordingly, the Compensation Committee places considerable importance on the design and administration of the executive compensation program.

The Company has an executive compensation program that is driven by the overall performance of the Company, the increase in shareholder value, the performance of the business unit directly affected by the executive and by the performance of the individual executive. The three primary components of the executive compensation program are base salary, cash incentive plan and stock based incentive plans.

BASE SALARY

Base salary levels are set so that the Company has the management talent to meet the challenges in the financial services industry. Several factors are included in setting base salaries including the responsibilities of the executive officer, the scope of the executive's position, individual performance and salary levels at peer banks. Historically, the Company's executive compensation practices have been designed to provide total compensation in the middle range of compensation levels at similar banking institutions. Salary increases for the senior management group have averaged 4% to 8% during the last several years.

CASH INCENTIVE PLANS

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. No bonuses are paid unless actual earnings are at least 85% of budgeted net income. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 1996, 1995 and 1994 are shown in the Summary Compensation Table.

STOCK INCENTIVE PLANS

One of the Compensation Committee's priorities is for executives to be significant shareholders so that the interest of the executives are aligned with the shareholders and decisions are made as owners of the Company. On March 10, 1987, the stockholders approved a Stock Option Plan (the "Option Plan") that the Board of Directors adopted on February 24, 1987, that provides for grants of options to purchase no more than 150,000 shares of Class A Common Stock. Options may be granted, in the discretion of the Board of Directors, to officers and other key employees of the Company. Options granted under the Option Plan may be either incentive stock options as defined in the Internal Revenue Code or non-qualified stock options. The Option Plan is administrated by the Compensation Committee (whose members are ineligible to participate in the Option Plan) which makes recommendations, based upon management's recommendations, to the Board of Directors as to persons to whom options are to be granted, the number of shares to be optioned to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time periods during which options are exercisable (no more than ten years from the date of grants). In the event of a reorganization, as defined in the Option Plan, the Board of Directors may terminate the exercise period by giving 30 days notice to all participants, during which time all outstanding options may be exercised. Options for 146,500 shares were granted in 1994.

EXECUTIVE BENEFITS

The Company's executive compensation package includes a special benefits component in addition to base salary and cash and stock incentive plans. These special benefits are viewed as less important than the above. Where such benefits are provided, they are intended to support other business purposes including facilitating business development efforts.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 1996 cash compensation for Mr. Sloane was $520,650 of which $413,400 was base salary.

CONCLUSION

The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

                            Comparison of Five-Year
                           Cumulative Total Return.*

                                  [LINE CHART]

Value of $100 Invested on December 31, 1991 at:

                        12/31/92    12/31/93    12/31/94    12/31/95    12/31/96
                        --------    --------    --------    --------    --------
Century                   161.47      185.79      431.95      553.79      727.37
Nasdaq Banks              145.55      165.99      165.39      246.32      325.60
Nasdaq U.S.               116.38      133.60      130.59      184.67      227.16

* Assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 1991 and that all dividends were reinvested.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for fiscal years ending December 31, 1994, 1995 and 1996, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.


                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term Compensation
                                                                                     ----------------------------------
                                                    Annual Compensation                      Awards            Payouts
============================     ========     ==================================     =====================     ========
                                                                                    Restricted   Securities
Name                                                                                 Stock       Underlying     LTIP     All Other
and                                            Salary      Bonus(1)      Other       Awards       Options/     Payouts  Compensation
Principal Position                 Year          ($)         ($)          ($)          ($)        SARs (#)       ($)        ($)
----------------------------     --------     --------     --------     --------     --------     --------     -------- ------------
Marshall M. Sloane                   1996      413,400      125,260            0            0            0            0            0
Chairman                             1995      390,000      107,250            0            0            0            0            0
                                     1994      386,756       65,625            0            0            0            0            0

George F. Swansburg                  1996      183,800       45,582            0            0            0            0            0
President                            1995      173,400       39,015            0            0            0            0            0
                                     1994      158,112       15,750            0            0            0            0            0

Jonathan G. Sloane                   1996      148,000       36,852            0            0            0            0            0
Senior Executive Vice                1995      140,000       31,500            0            0            0            0            0
President                            1994      126,226       12,750            0            0            0            0            0

Donald H. Lang                       1996      123,300       27,742            0            0            0            0            0
Executive Vice                       1995      118,600       23,720            0            0            0            0            0
President                            1994      114,292       11,400            0            0            0            0            0

William J. Sloboda                   1996      145,000       29,000            0            0            0            0            0
Executive Vice                       1995      141,900       28,380            0            0            0            0            0
President                            1994      136,482       13,650            0            0            0            0            0
============================     ========     ========     ========     ========     ========     ========     ========     ========

         (1) Bonus amounts are based on performance for the years shown.


STOCK OPTION PLAN

The Company has granted incentive stock options to purchase 126,500 shares of Class A Common Stock, at 100% of the January 19, 1994 closing price of $3.75 per share, to 18 officers and employees. The Company also granted incentive stock options to purchase 20,000 shares of Class A Common Stock at $4.125 to Marshall
M. Sloane. Options granted to the aforementioned officers are as follows.


NAME OF INDIVIDUAL                                                   NUMBER OF SHARES
------------------                                                   ----------------
Marshall M. Sloane                                                        20,000
George F. Swansburg                                                       20,000
Donald H. Lang                                                            15,000
Jonathan G. Sloane                                                        16,000
William J. Sloboda                                                        16,000


Options for the eighteen participants have six year terms and become exercisable in increments of 33.3% of the shares covered thereby per year, commencing in January of 1995. Mr. Sloane's options have five year terms.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT INCOME PLAN


Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Executive Insurance/Retirement Income Plan (the "Supplemental Plan").

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual's salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $2,067,000, $919,000, $616,500, $740,000,
$725,000 for Messrs. Marshall M. Sloane, Swansburg, Lang, Jonathan G. Sloane and Sloboda.

Premiums paid by the Company in 1996 amounted to $87,800, $31,700, $27,600, $8,300, $28,400, for policies on the lives of Messrs. Marshall M. Sloane, Swansburg, Lang, Jonathan G. Sloane and Sloboda. The policies are on an "insurance bonus" basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of the policies and each participant has the right to name a beneficiary. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

A participant in the Supplemental Plan is also entitled to retirement benefits. Participants, upon retirement at age 65, after a specified number of years of service, are entitled to receive for life, with ten years certain, 75% of their highest 60 months salary for certain executives, or 66% of such salary if the participants are Senior Vice Presidents and equivalents (as determined by the Compensation Committee), less the primary social security benefits and the benefit received from the defined benefit retirement plan. If a participant retires or terminates employment prior to age 65 such person is entitled to a reduced benefit. Five years of service are required for any benefits to become vested. Thereafter benefits vest incrementally.

The following table illustrates representative annual retirement benefits at various compensation levels for executive management employees under the Supplemental Plan who retire at age 65 and with 15 years of service, without reflecting the required offset of benefits from social security and the defined benefit retirement plan.

Five Year
Average Compensation         Annual Benefit
--------------------         --------------
$  50,000                    $ 37,500
  100,000                      75,000
  150,000                     112,500
  200,000                     150,000
  250,000                     187,500
  300,000                     225,000


As of January 1, 1996, Messrs. Marshall M. Sloane, Swansburg, Lang, Jonathan G. Sloane, and Sloboda were 100%, 70.0%, 77.5%, 100%, and 100% vested, respectively, under the Supplemental Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 1996 (i) by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Class A or Class B Common Stock (ii) by each of the Company's directors and certain officers; and (iii) by all directors and officers of the Company as a group.

NUMBER OF BENEFICIAL
OWNER & ADDRESS OR NUMBER                     CLASS A              % A        CLASS B               % B
OF PERSONS IN GROUP                            OWNED              OWNED        OWNED                OWNED
-------------------                            -----              -----        -----                -----
Marshall M. Sloane,(i),(ii)                   15,816(1)           0.47%      1,714,330(2)          74.53%
400 Mystic Ave
Medford, MA 02155

George R. Baldwin,(ii)                         5,502              0.16%
Roger S. Berkowitz,(ii)                        1,820              0.05%
Karl E. Case,(ii)                                262              0.01%
Paul V. Cusick, Jr., (ii)                      4,200              0.12%
Henry L. Foster, D.V.M.,(i),(ii)             352,543(3)          10.26%          1,000              0.04%
Marshall I. Goldman,(ii)                         144(4)           0.00%         30,000(5)           1.30%
Russell B. Higley, Esquire,(ii)                4,315              0.12%
Donald H. Lang,(ii)                            3,600              0.10%
Fraser Lemley,(ii)                               822              0.02%
Joseph P. Mercurio,(ii)                        1,038              0.03%
Gary L. Saunders, CHA,(ii)                       363              0.01%
Joseph J. Senna,(ii)                           2,693              0.08%         42,000(6)           1.83%
Jonathan G. Sloane,(ii)                          500              0.01%         60,000              2.61%
William J. Sloboda,(ii)                        5,000              0.14%            500              0.02%
George F. Swansburg,(ii)                      17,100              0.49%
George Traicoff,(ii)                             655              0.02%
Jon Westling,(ii)                                294              0.01%

All directors and officers as a group
(19 in number),(iii)                         419,267             12.12%      1,847,930             80.34%

(1) Includes 2,500 shares owned by Mrs. Sloane and also includes 13,316 shares held in trust for Mr. Sloane's grandchildren.

(2) Includes 1,500 shares owned by Mrs. Sloane, and does not include 120,000 shares owned by Mr. Sloane's children. Mr. Sloane disclaims beneficial ownership of such 121,500 shares.

(3)      Includes 333,129 shares held in trust for Mr. Foster's children.

(4) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.

(5) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.

(6)      Includes 34,800 shares owned by Mrs. Senna.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company's knowledge, there currently are none) are required by SEC regulation to furnish the Company's with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the corporation believes that, during 1996, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with, except that reports relating to sales of stock owned indirectly by a director were filed late and one report was filed late by an Executive Officer relating to the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) Financial Statements.

                 The following financial statements of the company and its subsidiaries are presented in Item 8:

                 Independent Auditors' Report

                 Consolidated Balance Sheets - December 31, 1996 and 1995

                 Consolidated Statements of Income -- Years Ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Changes in Stockholders' Equity -Years ended December 31, 1996, 1995 and 1994

                 Consolidated Statements of Cash Flows-Years Ended December 31, 1996, 1995 and 1994

                 Notes to Consolidated Financial Statements

             (2) Financial Statement Schedules

                 All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

             (3) Exhibits

                 Those exhibits required by Item 601 of Regulation S-K and by paragraph (c) below previously filed.

         (b) Reports on Form 8K.

             There were no items reported on Form 8K during the last quarter of the period covered by this Form.

         (c) Exhibits required by Item 601 of Regulation S-K.

             Required exhibits previously filed

         (d) Financial Statement required by Regulation S-X.

             Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 1997.

                              Century Bancorp, Inc.



                              /s/Marshall M. Sloane
                              --------------------------------------------------
                              By: Marshall M. Sloane, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.



/s/George R. Baldwin
-----------------------------------     ----------------------------------------
George R. Baldwin, Director             George Traicoff, Director


/s/Roger S. Berkowitz                   /s/Jon Westling
-----------------------------------     ----------------------------------------
Roger S. Berkowitz, Director            Jon Westling, Director


/s/Karl E. Case                         /s/Jonathan G. Sloane
-----------------------------------     ----------------------------------------
Karl E. Case, Ph.D., Director           Jonathan G. Sloane, Director and
                                        Senior Vice President


                                        /s/Marshall M. Sloane
-----------------------------------     ----------------------------------------
Henry L. Foster, D.V.M., Director       Marshall M. Sloane, Chairman,
                                        President and Chief Executive Officer

/s/Marshall I. Goldman                  /s/George F. Swansburg
-----------------------------------     ----------------------------------------
Marshall I. Goldman, Ph.D., Director    George F. Swansburg, Director and
                                        Executive Vice President

/s/Russell B. Higley                    /s/Paul V. Cusick
-----------------------------------     ----------------------------------------
Russell B. Higley, Esquire, Director    Paul V. Cusick, Jr., Vice President and
                                        Treasurer, Principal Financial Officer

/s/Fraser Lemley                        /s/Kenneth A. Samuelian
-----------------------------------     ----------------------------------------
Fraser Lemley, Director                 Kenneth A. Samuelian, Vice President,
                                        Controller and Compliance Officer,
                                        Century Bank and Trust Company Principal
                                        Accounting Officer

/s/Joseph P. Mercurio
-----------------------------------
Joseph P. Mercurio, Director


-----------------------------------
Gary L. Saunders, CHA, Director


/s/Joseph J. Senna
-----------------------------------
Joseph J. Senna, Esquire, Director