Form 10-Q
period 1997-03-31
CENTURY BANCORP INC
filed 1997-05-06
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended             MARCH 31, 1997
                              -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                   to
                               ------------------------------------------------

Commission file number.                     0-15752
                       --------------------------------------------------------

                              CENTURY BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                           04-2498617
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

400 MYSTIC AVENUE, MEDFORD, MA                                          02155
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  (617)391-4000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             X   Yes         No
                                                           -----       -----

 Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997:

          CLASS A COMMON STOCK, $1.00 PAR VALUE               3,472,997 SHARES
          CLASS B COMMON STOCK, $1.00 PAR VALUE               2,292,470 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   MAY 5, 1997                            CENTURY BANCORP, INC.
      --------------------------        -------------------------------------
                                                   (Registrant)



 /s/ Paul V. Cusick, Jr.                /s/ Kenneth A. Samuelian
--------------------------------        -------------------------------------
PAUL V. CUSICK, JR.                     KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER            VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)           CENTURY BANK & TRUST COMPANY
                                        (CHIEF ACCOUNTING OFFICER)



                                     1 of 15

                              Century Bancorp, Inc.

                                                                          Page
                        Index                                            Number
                        -----                                            ------

Part I.           Financial Information
-------           ---------------------

Item 1.           Financial Statements
                  --------------------

                  Consolidated Balance Sheets:
                  March 31, 1997 and 1996;
                  December 31, 1996.                                         3

                  Consolidated Statements of Income:
                  Three (3) Months Ended March 31, 1997
                  and 1996.                                                  4

                  Consolidated Statements of Cash Flows:
                  Three (3) Months Ended March 31, 1997
                  and 1996.                                                  5

                  Consolidated Changes in Stockholders
                  Equity:  December 31, 1995 through
                  March 31, 1997.                                            6

                  Notes to Consolidated Financial
                  Statements                                              7-11

Item 2.           Management's Discussion and Analysis of
                  ---------------------------------------
                  Financial Condition and Results of
                  ----------------------------------
                  Operations                                             12-14
                  ----------

Part II.          Other Information
--------          -----------------

                  Item 1 through Item 6                                     15
















                                     2 of 15

PART I - Item 1
------


Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
----------------------------------------------------------------------------------------------------------------------
                                           (000's)                               Mar 31,        Dec 31,        Mar 31,
Assets                                                                            1997           1996           1996
------                                                                          --------       --------       --------
Cash and due from banks                                                         $ 38,371       $ 46,681       $ 33,210
Federal funds sold                                                                     0         21,000         12,000
Interest-bearing deposits in other banks                                               0              0             77
                                                                                --------       --------       --------
    Total cash and cash equivalents                                               38,371         67,681         45,287
                                                                                --------       --------       --------
Securities available-for-sale, amortized cost $83,230;
         $81,140; $91,153, respectively                                           82,544         81,015         90,925
Securities held-to-maturity, market value $111,483;
         $107,331; $84,920, respectively                                         113,168        107,715         85,693

Loans, net of unearned discount:
  Commercial & industrial                                                         44,857         41,006         38,582
  Construction & land development                                                  6,025          3,576          1,388
  Commercial real estate                                                         132,909        133,757        130,535
  Industrial revenue bonds                                                         2,948          3,030          3,293
  Residential real estate                                                         77,335         76,081         78,039
  Residential real estate held-for-sale                                              309            557          1,906
  Consumer                                                                        15,642         12,749          8,661
  Home equity                                                                     16,703         17,330         18,550
  Overdrafts                                                                         305            194            318
                                                                                --------       --------       --------
    Total loans, net of unearned discount                                        297,033        288,280        281,272
      Less allowance for loan losses                                              (4,348)        (4,179)        (4,163)
                                                                                --------       --------       --------
        Net loans                                                                292,685        284,101        277,109

  Bank premises and equipment, net                                                 8,528          8,265          8,602
  Accrued interest receivable                                                      4,874          4,283          4,507
  Other real estate owned                                                            134            182            474
  Other assets                                                                     8,171          7,615         10,639
                                                                                --------       --------       --------
          Total assets                                                          $548,475       $560,857       $523,236
                                                                                ========       ========       ========

Liabilities
-----------

Deposits:
  Demand deposits                                                               $ 95,631       $111,704       $ 87,906
  Savings and NOW deposits                                                       132,554        129,792        134,020
  Money market accounts                                                           70,570         69,772         73,578
  Time deposits                                                                  152,448        164,867        152,937
                                                                                --------       --------       --------
    Total deposits                                                               451,203        476,135        448,441

Securities sold under agreements to repurchase                                    19,980         17,790         17,480
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                 21,474         12,353          1,049
Other liabilities                                                                  7,444          7,090         12,749
                                                                                --------       --------       --------
        Total liabilities                                                        500,101        513,368        479,719

Stockholders' equity
--------------------

  Class A common stock, $1.00 par value per share;                                 3,503          3,488          3,415
    authorized 10,000,000 shares; issued 3,502,997
  Class B common stock, $1.00 par value per share;                                 2,340          2,348          2,393
    authorized 5,000,000 shares; issued 2,340,020
  Additional paid-in capital                                                      10,806         10,786         10,704
  Retained earnings                                                               32,304         31,117         27,314
  Treasury stock, 77,550 shares                                                     (177)          (177)          (177)
                                                                                --------       --------       --------
        Realized stockholders' equity                                             48,776         47,562         43,649
  Unrealized (losses) gains on securities available-for-sale, net of taxes          (402)           (73)          (132)
                                                                                --------       --------       --------
        Total stockholders' equity                                                48,374         47,489         43,517
                                                                                --------       --------       --------
          Total liabilities and stockholders' equity                            $548,475       $560,857       $523,236
                                                                                ========       ========       ========



                                    3 of 15



Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
----------------------------------------------------------------------------------
              (000's except share data)                Three months ended March 31,
                                                          1997             1996
                                                       ----------       ----------
Interest income
  Loans                                                $    6,665       $    6,537
  Securities held-to-maturity                               1,813            1,139
  Securities available-for-sale                             1,243            1,463
  Interest-bearing deposits in other banks                      0                0
  Federal funds sold                                          175              256
                                                       ----------       ----------
      Total interest income                                 9,896            9,395

Interest expense
  Savings and NOW deposits                                    945              941
  Money market accounts                                       484              531
  Time deposits                                             2,130            2,217
  Securities sold under agreements to repurchase              201              201
  FHLB borrowings and other borrowed funds                     85               13
                                                       ----------       ----------
      Total interest expense                                3,845            3,903
                                                       ----------       ----------
        Net interest income                                 6,051            5,492

          Provision for loan losses                           255              255
                                                       ----------       ----------
        Net interest income after provision
         for loan losses                                    5,796            5,237

Other operating income
  Service charges on deposit accounts                         411              388
  Lockbox fees                                                309              370
  Brokerage commissions                                       294              339
  Gain on sales of loans                                       21               88
  Other income                                                109              103
                                                       ----------       ----------
      Total other operating income                          1,144            1,288
                                                       ----------       ----------
Operating expenses
  Salaries and employee benefits                            3,013            2,994
  Occupancy                                                   319              392
  Equipment                                                   273              297
  Other real estate owned                                      14               22
  Other                                                     1,011              913
                                                       ----------       ----------
      Total operating expenses                              4,630            4,618
                                                       ----------       ----------

        Income before income taxes                          2,310            1,907

          Provision for income taxes                          934              723
                                                       ----------       ----------

        Net income                                     $    1,376       $    1,184
                                                       ==========       ==========
----------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding         5,761,278        5,726,227
  Net income per share                                 $     0.24       $     0.21
  Cash dividends declared:
    Class A common stock                               $   0.0500       $   0.0400
    Class B common stock                               $   0.0070       $   0.0056





                                    4 of 15



Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)            1997              1996
------------------------------------------------------------------------------------------------------------
                                                                                  For the three months ended
                                                                                           March 31,
                                                                                            (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  1,376        $  1,184
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          255             255
      Deferred income taxes                                                             (110)           (155)
      Net depreciation and amortization                                                  147             197
      Increase in accrued interest receivable                                           (591)           (215)
      Increase in other assets                                                          (265)         (3,215)
      Loans originated for sale                                                       (1,006)         (6,456)
      Proceeds from sales of loans                                                     1,410           5,898
      Gain on sales of loans                                                             (21)            (88)
      Loss (gain) on sales of real estate owned                                            4             (13)
      Increase in other liabilities                                                      354           5,848
                                                                                    --------        --------
        Net cash provided by operating activities                                      1,553           3,240
                                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                            9,250          18,165
  Purchase of securities available-for-sale                                          (11,299)         (9,119)
  Proceeds from maturities of securities held-to-maturity                              1,500          19,250
  Purchase of securities held-to-maturity                                             (6,925)        (26,979)
  Net (increase) decrease in loans                                                    (9,254)          4,503
  Proceeds from sales of real estate owned                                               180             514
  Capital expenditures                                                                  (532)           (154)
                                                                                    --------        --------
    Net cash (used in) provided by investing activities                              (17,080)          6,180
                                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                      (12,419)         (2,081)
  Net decrease in demand, savings,money market and NOW deposits                      (12,513)         (8,093)
  Net proceeds from the issuance of common stock                                          27              23
  Cash Dividends                                                                        (189)           (148)
  Net increase (decrease) in securities sold under agreements to repurchase            2,190          (4,100)
  Net increase (decrease) in FHLB borrowings and other borrowed funds                  9,121            (848)
                                                                                    --------        --------
    Net cash used in financing activities                                            (13,783)        (15,247)
                                                                                    --------        --------
Net decrease in cash and cash equivalents                                            (29,310)         (5,827)
  Cash and cash equivalents at beginning of year                                      67,681          51,114
                                                                                    --------        --------
  Cash and cash equivalents at end of period                                        $ 38,371        $ 45,287
                                                                                    ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                        $  3,708        $  3,764
    Income taxes                                                                         602             738
  Noncash transactions:
    Property acquired through foreclosure                                           $    136        $    130
  Change in unrealized losses on securities available-for-sale, net of  taxes       $   (561)       $   (477)



                                    5 of 15

Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                 December 31, 1995 through March 31, 1997
                                                                              (000's)                      Unrealized
                                                                                      Treasury   Treasury Gains(losses)
                                                                                        Stock      Stock  on Securities
                                          Class A    Class B   Additional              Class A,   Class B,   available-    Total
                                          Common     Common      Paid-In    Retained    30,000     47,550    for-sale  Stockholders'
                                           Stock      Stock      Capital    Earnings    Shares     Shares  net of taxes,   Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                 $3,406     $2,396     $10,687    $26,278     ($136)       ($41)       $345     $42,935

Conversion of Class B common stock to
    Class A common stock, 3,000 shares          3         (3)         --         --        --          --          --          --

Stock options exercised, 6,000 shares           6         --          17         --        --          --          --          23

Net income, 1st quarter 1996                   --         --          --      1,184        --          --          --       1,184

Cash dividends, Class A common stock
    $.040 per share                            --         --          --       (135)       --          --          --        (135)

Cash dividends, Class B common stock
    $.0056 per share                           --         --          --        (13)       --          --          --         (13)

Net change in unrealized gains(losses)
    on securities available-for-sale,
    net of taxes                               --         --          --         --        --          --        (477)       (477)
                                           --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                    $3,415     $2,393     $10,704    $27,314     ($136)       ($41)      ($132)    $43,517

Conversion of Class B common stock to
    Class A common stock, 45,200 shares        45        (45)         --         --        --          --          --          --

Stock options exercised, 28,350 shares         28         --          82         --        --          --          --         110

Net income, 2nd quarter 1996                   --         --          --      1,298        --          --          --       1,298

Net income, 3rd quarter 1996                   --         --          --      1,404        --          --          --       1,404

Net income, 4th quarter 1996                   --         --          --      1,548        --          --          --       1,548

Cash dividends, Class A common stock
    $.040 per share, per quarter               --         --          --       (408)       --          --          --        (408)

Cash dividends, Class B common stock
    $.0056 per share, per quarter              --         --          --        (39)       --          --          --         (39)

Net change in unrealized gains(losses)
    on securities available-for-sale,
    net of taxes                               --         --          --         --        --          --          59          59
                                           --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                 $3,488     $2,348     $10,786    $31,117     ($136)      ($41)        ($73)    $47,489

Conversion of Class B common stock to
    Class A common stock, 7,700 shares          8         (8)         --         --        --          --          --          --

Stock options exercised, 7,000 shares           7         --          20         --        --          --          --          27

Net income, 1st quarter 1997                   --         --          --      1,376        --          --          --       1,376

Cash dividends, Class A common stock
    $.050 per share                            --         --          --       (173)       --          --          --        (173)

Cash dividends, Class B common stock
    $.0070 per share                           --         --          --        (16)       --          --          --         (16)

Net change in unrealized gains(losses)
    on securities available-for-sale,
    net of taxes                               --         --          --         --        --          --        (329)       (329)
                                           --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                    $3,503     $2,340     $10,806    $32,304     ($136)       ($41)      ($402)    $48,374
                                           ======================================================================================



                                    6 of 15

                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION   In the opinion of management, the accompanying unaudited
---------------------   interim consolidated financial statements reflect all
                        adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century
                        Bancorp, Inc. (the "Company"). The results of operations for the interim period ended March 31, 1997, are not necessarily indicative of results for the entire year.
                        It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual
                        Report.

                        As of January 1, 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 127, "Deferral of the effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. Earlier or retroactive applications of this statement is not permitted. The Company has determined that the adoption of this statement will not have a material impact on its consolidated financial statements.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

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





                                     7 of 15

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

BASIS OF FINANCIAL STATEMENT PRESENTATION
-----------------------------------------

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

INVESTMENT SECURITIES
---------------------

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














                                     8 of 15

LOANS
-----

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

                        The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at he present value of the expected future cash flows discounted at the loan's effective interest rate. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases and debt securities. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.





                                     9 of 15

ALLOWANCE FOR LOAN LOSSES
-------------------------

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

OTHER REAL ESTATE OWNED
-----------------------

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








                                    10 of 15

BANK PREMISES AND EQUIPMENT
---------------------------

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

INCOME TAXES
------------

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

          ------------------------------------------------------------































                                    11 of 15

Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview        For the quarter ended and year-to-date ended March 31, 1997.
--------
                Earnings for the first quarter ended March 31, 1997 were $1,376 thousand, an increase of 16.2% when compared with the first quarter 1996 earnings of $1,184 thousand. Earnings per share for the first quarter 1997 were $.24 versus $.21 for the first quarter of 1996.


FINANCIAL CONDITION
-------------------

Loans           On March 31, 1997 loans outstanding, net of unearned discount,
-----           were $297.0 million an increase of 5.6% from the total on March
                31, 1996. At March 31, 1997 Commercial Real Estate loans accounted for 44.7% and Residential Real Estate loans accounted for 26.1% of total loans. Construction loans increased to $6.0 million.

Allowance for Loan Losses
-------------------------

                The allowance for loan losses was 1.46% of total loans on March 31, 1997 compared with 1.48% on March 31, 1996. Net charge-offs for the three month period ended March 31, 1997, were $86 thousand, compared with $285 thousand for the same period in 1996. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

                As of March 31, 1997, loans on non-accrual status totaled $1.8 million or .61% of loans; loans past due 90 days or more totaled $249 thousand; restructured performing loans totaled $2.7 million.

Securities Held-to-Maturity
---------------------------

                The securities held-to-maturity portfolio totaled $113.2 million on March 31, 1997, an increase of 32.1% from the total on March 31, 1996. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 3.8 years.

Securities Available-for-Sale
-----------------------------

                The securities available-for-sale portfolio totaled $82.5 million at March 31, 1997, a decrease of 9.2 % from March 31, 1996. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 2.1 years.









                                    12 of 15

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CON'T.)

Other Assets
------------

                On March 31, 1997 other real estate owned ("OREO") totaled $134 thousand, a decrease of $340 thousand from March 31, 1996. During the third quarter $136 thousand was added to OREO and $180 thousand of OREO was sold.

Deposits and Borrowed Funds
---------------------------

                On March 31, 1997 deposits totaled $451.2 million, which is .6% above total deposits on March 31, 1996. Borrowed funds totaled $41.5 million compared to $18.5 million last year. The majority of the increase was a borrowing from the Federal Home Loan Bank of $20.4 million.

RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------

                For the three month period ended March 31, 1997 net interest income totaled $6.1 million, an increase of 10.2% from the comparable period in 1996.


Provision for Loan Losses
-------------------------

                Loan loss provision for the three months ended March 31, 1997 was $255 thousand compared with $255 thousand for the same period in 1996.

Non-Interest Income and Expense
-------------------------------

                Fee income for the quarter ended March 31, 1997 was $1.1 million, a 11.2% decrease from the first quarter of 1996. Income from the gain on sales of loans decreased because of a decrease in mortgage loan originations. Brokerage commissions decreased because of decreased activity in that line of business. The lockbox fee decrease was due to a decrease in lockbox related volume.

                During the third quarter 1996, operating expenses, exclusive of OREO expenses, increased by .4% from the same quarter last year. Expenses associated with OREO decreased by $8 thousand for the same period.












                                    13 of 15

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CON'T.)



Income Taxes
------------

                For the first quarter of 1997, the Company's income taxes totaled $934 thousand on pretax income of $2,310 thousand for an effective tax rate of 40.4%. For last year's corresponding quarter, the Company's income taxes totalled $723 thousand on pretax income of $1,907 thousand for an effective rate of 37.9%.

                The major contribution to the increase in the effective tax rate for the first quarter 1997 compared with the first quarter 1996 was a reduction of the deferred tax asset valuation allowance during 1996. The reduction of this allowance for the first quarter of 1996 was $75 thousand.







































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