Form 10-Q
period 1997-06-30
CENTURY BANCORP INC
filed 1997-08-08
CIK 812348

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended      JUNE 30, 1997
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________________ to _______________________

Commission file number.             0-15752
                       ---------------------------------------------------------

                              CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                                    04-2498617
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                IdentificationNo.)

400 MYSTIC AVENUE, MEDFORD, MA                                      02155
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (617)391-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes
        No

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997:

       CLASS A COMMON STOCK, $1.00 PAR VALUE           3,485,297 SHARES
       CLASS B COMMON STOCK, $1.00 PAR VALUE           2,292,470 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   AUGUST 6, 1997                              CENTURY BANCORP, INC.
-----------------------------------          -----------------------------------
                                                         (Registrant)




/s/ Paul V. Cusick Jr.                       /s/ Kenneth A. Samuelian
-----------------------------------          -----------------------------------
PAUL V. CUSICK, JR.                          KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                 VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)                CENTURY BANK & TRUST COMPANY
                                             (CHIEF ACCOUNTING OFFICER)

                                     1 of 15

                             Century Bancorp, Inc.


                                                                         Page
                        Index                                            Number
                        -----                                            ------

Part I.        Financial Information
-------        ---------------------

Item 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets:
               June 30, 1997 and 1996; March 31, 1997 and
               December 31, 1996.                                            3

               Consolidated Statements of Income:
               Three (3) Months Ended June 30, 1997
               and 1996; and six (6) Months Ended
               June 30, 1997 and 1996.                                       4

               Consolidated Statements of Cash Flows:
               Six (6) Months Ended June 30, 1997
               and 1996.                                                     5

               Consolidated Changes in Stockholders
               Equity:  December 31, 1995 through
               June 30, 1997.                                                6

               Notes to Consolidated Financial
               Statements                                                 7-11

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                12-14

Part II.       Other Information
--------       -----------------

               Item 1 through Item 6                                        15







                                    2 of 15

PART I - Item 1
------

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------------------------------------------------------
                                (000's)                                          Jun 30,      Mar 31,      Dec 31,      Jun 30,
Assets                                                                            1997         1997         1996         1996
------                                                                          --------     --------     --------     --------
Cash and due from banks                                                         $ 47,660     $ 38,371     $ 46,681     $ 32,165
Federal funds sold                                                                     0            0       21,000            0
Interest-bearing deposits in other banks                                              72            0            0            0
                                                                                --------     --------     --------     --------
    Total cash and cash equivalents                                               47,732       38,371       67,681       32,165
                                                                                --------     --------     --------     --------
Securities available-for-sale, amortized cost $85,169; $83,230;
         $81,140; $93,803, respectively                                           85,019       82,544       81,015       93,145
Securities held-to-maturity, market value $108,865; $111,483;
         $107,331; $100,139, respectively                                        109,196      113,168      107,715      101,613

Loans, net of unearned discount:
  Commercial & industrial                                                         44,389       44,857       41,006       40,156
  Construction & land development                                                  8,061        6,025        3,576        3,187
  Commercial real estate                                                         141,240      132,909      133,757      131,499
  Industrial revenue bonds                                                         2,863        2,948        3,030        3,204
  Residential real estate                                                         80,054       77,335       76,081       77,405
  Residential real estate held-for-sale                                              793          309          557        1,895
  Consumer                                                                        18,340       15,642       12,749        8,864
  Home equity                                                                     16,695       16,703       17,330       17,669
  Overdrafts                                                                         259          305          194          133
                                                                                --------     --------     --------     --------
    Total loans, net of unearned discount                                        312,694      297,033      288,280      284,012
      Less allowance for loan losses                                              (4,438)      (4,348)      (4,179)      (4,012)
                                                                                --------     --------     --------     --------
        Net loans                                                                308,256      292,685      284,101      280,000

  Bank premises and equipment, net                                                 8,570        8,528        8,265        8,420
  Accrued interest receivable                                                      4,403        4,874        4,283        4,308
  Other real estate owned                                                             58          134          182          313
  Other assets                                                                     7,959        8,171        7,615       12,011
                                                                                --------     --------     --------     --------
          Total assets                                                          $571,193     $548,475     $560,857     $531,975
                                                                                ========     ========     ========     ========

Liabilities
-----------
Deposits:
  Demand deposits                                                               $103,944     $ 95,631     $111,704     $ 90,122
  Savings and NOW deposits                                                       136,597      132,554      129,792      132,007
  Money market accounts                                                           68,828       70,570       69,772       71,746
  Time deposits                                                                  147,413      152,448      164,867      155,724
                                                                                --------     --------     --------     --------
    Total deposits                                                               456,782      451,203      476,135      449,599

Securities sold under agreements to repurchase                                    20,270       19,980       17,790       13,650
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                 36,609       21,474       12,353       17,176
Other liabilities                                                                  7,324        7,444        7,090        7,106
                                                                                --------     --------     --------     --------
        Total liabilities                                                        520,985      500,101      513,368      487,531

Stockholders' equity
--------------------
  Class A common stock, $1.00 par value per share;                                 3,515        3,503        3,488        3,422
    authorized 10,000,000 shares; issued 3,515,297
  Class B common stock, $1.00 par value per share;                                 2,340        2,340        2,348        2,393
    authorized 5,000,000 shares; issued 2,340,020
  Additional paid-in capital                                                      10,840       10,806       10,786       10,725
  Retained earnings                                                               33,778       32,304       31,117       28,464
  Treasury stock, 77,550 shares                                                     (177)        (177)        (177)        (177)
                                                                                --------     --------     --------     --------
        Realized stockholders' equity                                             50,296       48,776       47,562       44,827
  Unrealized losses on securities available-for-sale, net of taxes                   (88)        (402)         (73)        (383)
                                                                                --------     --------     --------     --------
        Total stockholders' equity                                                50,208       48,374       47,489       44,444
                                                                                --------     --------     --------     --------
          Total liabilities and stockholders' equity                            $571,193     $548,475     $560,857     $531,975
                                                                                ========     ========     ========     ========

                                                                         3 of 15

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
------------------------------------------------------------------------------------------------------------------------
           (000's except share data)                       Three months ended June 30,        Six months ended June 30,
                                                              1997             1996             1997             1996
                                                           ----------       ----------       ----------       ----------

Interest income
  Loans                                                    $    7,112       $    6,529       $   13,777       $   13,066
  Securities held-to-maturity                                   1,802            1,446            3,615            2,585
  Securities available-for-sale                                 1,300            1,496            2,543            2,959
  Interest-bearing deposits in other banks                          0                2                0                2
  Federal funds sold                                              118              233              293              489
                                                           ----------       ----------       ----------       ----------
      Total interest income                                    10,332            9,706           20,228           19,101

Interest expense
  Savings and NOW deposits                                      1,062            1,001            2,007            1,942
  Money market accounts                                           485              525              969            1,056
  Time deposits                                                 2,094            2,290            4,224            4,507
  Securities sold under agreements to repurchase                  213              171              413              372
  FHLB borrowings and other borrowed funds                        138               54              224               67
                                                           ----------       ----------       ----------       ----------
      Total interest expense                                    3,992            4,041            7,837            7,944
                                                           ----------       ----------       ----------       ----------
        Net interest income                                     6,340            5,665           12,391           11,157

          Provision for loan losses                               135              255              390              510
                                                           ----------       ----------       ----------       ----------
        Net interest income after provision
          for loan losses                                       6,205            5,410           12,001           10,647

Other operating income
  Service charges on deposit accounts                             438              431              849              819
  Lockbox fees                                                    414              362              723              732
  Brokerage commissions                                           267              281              561              620
  Gain on sales of loans                                           30               77               51              165
  Other income                                                    106              119              215              222
                                                           ----------       ----------       ----------       ----------
      Total other operating income                              1,255            1,270            2,399            2,558
                                                           ----------       ----------       ----------       ----------

Operating expenses
  Salaries and employee benefits                                3,022            2,874            6,035            5,868
  Occupancy                                                       315              343              634              735
  Equipment                                                       282              269              555              566
  Other real estate owned                                           6               12               20               34
  Other                                                         1,038            1,004            2,050            1,916
                                                           ----------       ----------       ----------       ----------
      Total operating expenses                                  4,663            4,502            9,294            9,119
                                                           ----------       ----------       ----------       ----------

        Income before income taxes                              2,797            2,178            5,106            4,086

          Provision for income taxes                            1,133              880            2,067            1,603
                                                           ----------       ----------       ----------       ----------

        Net income                                         $    1,664       $    1,298       $    3,039       $    2,483
                                                           ==========       ==========       ==========       ==========
------------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding             5,769,282        5,736,220        5,765,302        5,731,224
  Net income per share                                     $     0.29       $     0.23       $     0.53       $     0.43
  Cash dividends declared:
    Class A common stock                                   $   0.0500       $   0.0400       $   0.1000       $   0.0800
    Class B common stock                                   $   0.0070       $   0.0056       $   0.0140       $   0.0112





                                                                         4 of 15

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)                1997              1996
-------------------------------------------------------------------------------------------------------------------
                                                                                        For the six months ended
                                                                                                June 30,
                                                                                                 (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  3,039          $  2,483
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                             390               510
      Deferred income taxes                                                                (214)             (233)
      Net depreciation and amortization                                                     294               353
      Increase in accrued interest receivable                                              (120)              (16)
      Increase in other assets                                                             (223)           (4,382)
      Loans originated for sale                                                          (3,538)          (11,879)
      Proceeds from sales of loans                                                        3,529            11,465
      Gain on sales of loans                                                                (51)             (165)
      Loss (gain) on sales of real estate owned                                               4               (42)
      Increase in other liabilities                                                         234               205
                                                                                       --------          --------
        Net cash provided by (used in) operating activities                               3,344            (1,701)
                                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                              13,056            30,680
  Purchase of securities available-for-sale                                             (17,000)          (24,237)
  Proceeds from maturities of securities held-to-maturity                                 7,502            28,750
  Purchase of securities held-to-maturity                                                (8,925)          (52,395)
  Net (increase) decrease in loans                                                      (24,473)            1,352
  Proceeds from sales of real estate owned                                                  316               749
  Capital expenditures                                                                     (846)             (235)
                                                                                       --------          --------
    Net cash used in investing activities                                               (30,370)          (15,336)
                                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in time deposits                                              (17,454)              706
  Net decrease in demand, savings,money market and NOW deposits                          (1,899)           (9,722)
  Net proceeds from the issuance of common stock                                             73                51
  Cash Dividends                                                                           (379)             (296)
  Net increase (decrease) in securities sold under agreements to repurchase               2,480            (7,930)
  Net increase in FHLB borrowings and other borrowed funds                               24,256            15,279
                                                                                       --------          --------
    Net cash provided by (used in) financing activities                                   7,077            (1,912)
                                                                                       --------          --------
Net decrease in cash and cash equivalents                                               (19,949)          (18,949)
  Cash and cash equivalents at beginning of year                                         67,681            51,114
                                                                                       --------          --------
  Cash and cash equivalents at end of period                                           $ 47,732          $ 32,165
                                                                                       ========          ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                           $  7,442          $  7,503
    Income taxes                                                                          2,327             2,140
  Noncash transactions:
    Property acquired through foreclosure                                              $    196          $    175
  Change in unrealized losses on securities available-for-sale, net of  taxes          $    (15)         $   (728)









                                                                         5 of 15

Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                              December 31, 1995 through June 30, 1997
                                                                               (000's)              Unrealized
                                                                               Treasury  Treasury  Gains(losses)
                                                                                 Stock     Stock   on Securities
                                     Class A   Class B  Additional             Class A,  Class B,    available-         Total
                                     Common    Common    Paid-In    Retained    30,000    47,550     for-sale,      Stockholders'
                                      Stock     Stock    Capital    Earnings    Shares    Shares   net of taxes,       Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995            $3,406    $2,396   $10,687     $26,278    $(136)     $(41)       $ 345           $42,935

Conversion of Class B common
    stock to Class A common
    stock, 3,000 shares                    3        (3)        -           -        -         -            -                 -

Stock options exercised,
    13,800 shares                         13         -        38           -        -         -            -                51

Net income, 1st quarter 1996               -         -         -       1,184        -         -            -             1,184

Net income, 2nd quarter 1996               -         -         -       1,298        -         -            -             1,298

Cash dividends, Class A
    common stock $.040 per
    share, per quarter                     -         -         -        (270)       -         -            -              (270)

Cash dividends, Class B
    common stock $.0056 per
    share, per quarter                     -         -         -         (26)       -         -            -               (26)

Net change in unrealized
    gains(losses) on securities
    available-for-sale, net of
    taxes                                  -         -         -           -        -         -         (728)             (728)
                                     --------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                $3,422    $2,393   $10,725     $28,464    $(136)     $(41)       $(383)          $44,444

Conversion of Class B common
    stock to Class A common
    stock, 45,200 shares                  45       (45)        -           -        -         -            -                 -

Stock options exercised,
    20,550 shares                         21         -        61           -        -         -            -                82

Net income, 3rd quarter 1996               -         -         -       1,404        -         -            -             1,404

Net income, 4th quarter 1996               -         -         -       1,548        -         -            -             1,548

Cash dividends, Class A common
    stock $.040 per share, per
    quarter                                -         -         -        (273)       -         -            -              (273)

Cash dividends, Class B common
    stock $.0056 per share, per
    quarter                                -         -         -         (26)       -         -            -               (26)

Net change in unrealized
    gains(losses) on securities
    available-for-sale, net of
    taxes                                  -         -         -           -        -         -          310               310
                                     --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996            $3,488    $2,348   $10,786     $31,117    $(136)     $(41)       $ (73)          $47,489

Conversion of Class B common
    stock to Class A common
    stock, 7,700 shares                    8        (8)        -           -        -         -            -                 -

Stock options exercised,
    7,000 shares                           7         -        20           -        -         -            -                27

Net income, 1st quarter 1997               -         -         -       1,376        -         -            -             1,376

Cash dividends, Class A common
    stock $.050 per share                  -         -         -        (173)       -         -            -              (173)

Cash dividends, Class B common
    stock $.0070 per share                 -         -         -         (16)       -         -            -               (16)

Net change in unrealized
    gains(losses) on securities
    available-for-sale, net of
    taxes                                  -         -         -           -        -         -         (329)             (329)
                                     --------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997               $3,503    $2,340   $10,806     $32,304    $(136)     $(41)       $(402)          $48,374

Stock options exercised,
    12,300 shares                         12         -        34           -        -         -            -                46

Net income, 2nd quarter 1997               -         -         -       1,664        -         -            -             1,664

Cash dividends, Class A common
    stock $.050 per share                  -         -         -        (174)       -         -            -              (174)

Cash dividends, Class B common
    stock $.0070 per share                 -         -         -         (16)       -         -            -               (16)

Net change in unrealized
    gains(losses) on securities
    available-for-sale, net of
    taxes                                  -         -         -           -        -         -          314               314
                                     --------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                $3,515    $2,340   $10,840     $33,778    $(136)     $(41)       $ (88)          $50,208
                                     ============================================================================================


                                                                         6 of 15

                              Century Bancorp Inc.

                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION    In the opinion of management, the accompanying
---------------------    unaudited interim consolidated financial statements
                         reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the "Company"). The results of operations for the interim period ended June
                         30, 1997, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

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

                  ------------------------------------------------------------









                                    11 of 15

Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview                 For the quarter ended and year-to-date ended June 30,
--------                 1997.

                         Earnings for the second quarter ended June 30, 1997 were $1,664 thousand, an increase of 28.2% when compared with the second quarter 1996earnings of $1,298 thousand. Earnings per share for the second quarter 1997 were $.29 versus $.23 for the second quarter of 1996.

                         For the six months ending June 30, 1997, earnings were $3,039 thousand an increase of 22.4% when compared with the same period last year earnings of $2,483 thousand. Earnings per share were $.53 for the first six months of 1997 compared with $.43 for the first six months of 1996.


FINANCIAL CONDITION
-------------------

Loans                    On June 30, 1997 loans outstanding, net of unearned
-----                    discount, were $312.7 million an increase of 10.1% from
                         the total on June 30, 1996. At June 30, 1997 Commercial
                         Real Estate loans accounted for 45.2% and Residential
                         Real Estate loans accounted for 25.9% of total loans.
                         Construction loans increased to $8.1 million.

Allowance for Loan Losses
-------------------------

                         The allowance for loan losses was 1.42% of total loans on June 30, 1997 compared with 1.41% on June 30, 1996. Net charge-offs for the six month period ended June 30, 1997, were $131 thousand, compared with $406 thousand for the same period in 1996. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

                         As of June 30, 1997, loans on non-accrual status totaled $1.9 million or .61% of loans; loans past due 90 days or more totaled $209 thousand; restructured performing loans totaled $3.4 million.

Securities Held-to-Maturity
---------------------------

                         The securities held-to-maturity portfolio totaled $109.2 million on June 30, 1997, an increase of 7.5% from the total on June 30, 1996. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 3.6 years.

Securities Available-for-Sale
-----------------------------

                         The securities available-for-sale portfolio totaled $85.0 million at June 30, 1997, a decrease of 8.7 % from June 30, 1996. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 2.0 years.




                                    12 of 15

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CON'T.)

Other Assets
------------

                         On June 30, 1997 other real estate owned ("OREO") totaled $58 thousand, a decrease of $313 thousand from June 30, 1996. During the second quarter $60 thousand was added to OREO and $136 thousand of OREO was sold.

Deposits and Borrowed Funds
---------------------------

                         On June 30, 1997 deposits totaled $456.8 million, which is 1.6% above total deposits on June 30, 1996. Borrowed funds totaled $56.9 million compared to $30.8 million last year. The majority of the increase was an increase in borrowing from the Federal Home Loan Bank of $16.0 million.

RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------

                         For the three month period ended June 30, 1997 net interest income totaled $6.3 million, an increase of 11.9% from the comparable period in 1996.

                         For the six month period ended June 30, 1997 net interest income totaled $12.4 million, an increase of 11.1% from the comparable period in 1996.


Provision for Loan Losses
-------------------------

                         Loan loss provision for the six months ended June 30, 1997 was $390 thousand compared with $510 thousand for the same period in 1996.

Non-Interest Income and Expense
-------------------------------

                         Other operating income for the quarter ended June 30, 1997 was $1.3 million, compared to the same amount for the second quarter of 1996. Income from the gain on sales of loans decreased because of a decrease in mortgage loan originations. Brokerage commissions decreased because of decreased activity in that line of business. The lockbox fee increase was due to an increase in lockbox related volume.

                         During the second quarter 1997, operating expenses, exclusive of OREO expenses, increased by 4.0% from the same quarter last year. Expenses associated with OREO decreased by $6 thousand for the same period.


                         For the six month period ended June 30, 1997 other operating income decreased 6.2% while operating expenses, exclusive of OREO expenses, increased 2.1% from the same period in 1996.






                                    13 of 15

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CON'T.)



Income Taxes
------------

                         For the second quarter of 1997, the Company's income taxes totaled $1,133 thousand on pretax income of $2,797 thousand for an effective tax rate of 40.5%. For last year's corresponding quarter, the Company's income taxes totalled $880 thousand on pretax income of $2,178 thousand for an effective rate of 40.4%.

                         For the six month period ended June 30, 1997 income taxes totaled $2,067 thousand on pretax income of $5,106 thousand for an effective tax rate of 40.5%. For last year's corresponding period, income taxes totalled $1,603 thousand on pretax income of $4,086 thousand for an effective rate of 39.2%.














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