Form 10-Q
period 1997-09-30
CENTURY BANCORP INC
filed 1997-11-14
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1997

                                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                 to


Commission file number.                     0-15752

                              CENTURY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                                                                   04-2498617
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA                                                                      02155
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
                                                  X  Yes         No
                                                 ---         ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997:

          CLASS A COMMON STOCK, $1.00 PAR VALUE        3,486,797 SHARES
          CLASS B COMMON STOCK, $1.00 PAR VALUE        2,290,970 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   NOVEMBER 7, 1997                          CENTURY BANCORP, INC.
                                                      (Registrant)



/s/ Paul V. Cusick, Jr.                /s/ Kenneth A. Samuelian
----------------------------           -----------------------------
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

                                     1 of 15

                              Century Bancorp, Inc.

                                                                        Page
                        Index                                           Number
                        -----                                           ------
Part I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets:
              September 30, 1997 and 1996; June 30, 1997
              December 31, 1996.                                          3

              Consolidated Statements of Income:
              Three (3) Months Ended September 30, 1997
              and 1996; and Nine (9) Months Ended
              September 30, 1997 and 1996.                                4

              Consolidated Statements of Cash Flows:
              Nine (9) Months Ended September 30, 1997
              and 1996.                                                   5

              Consolidated Changes in Stockholders
              Equity:  December 31, 1995 through
              September 30, 1997.                                         6

              Notes to Consolidated Financial
              Statements                                                  7 - 11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  12- 14

Part II.      Other Information

              Item 1 through Item 6                                       15


                                     2 of 15

PART I - Item 1
------
Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
---------------------------------------------------------------

                                           (000's)                               Sep 30,     Jun 30,      Dec 31,      Sep 30,
Assets                                                                            1997        1997         1996         1996
------                                                                           -------     -------      -------      -------
Cash and due from banks                                                          $49,567     $47,660      $46,681      $44,898
Federal funds sold                                                                     0           0       21,000            0
Interest-bearing deposits in other banks                                              60          72            0            0
                                                                                --------    --------     --------     --------
    Total cash and cash equivalents                                               49,627      47,732       67,681       44,898
                                                                                --------    --------     --------     --------
Securities available-for-sale, amortized cost $81,483; $85,169;
         $81,140; $86,103, respectively                                           81,642      85,019       81,015       85,640
Securities held-to-maturity, market value $109,340; $108,865;
         $107,331; $105,902, respectively                                        109,223     109,196      107,715      107,019

Loans, net of unearned discount:
  Commercial & industrial                                                         43,243      44,389       41,006       39,107
  Construction & land development                                                  7,186       8,061        3,576        3,205
  Commercial real estate                                                         139,847     141,240      133,757      132,817
  Industrial revenue bonds                                                         2,774       2,863        3,030        3,116
  Residential real estate                                                         78,312      80,054       76,081       77,735
  Residential real estate held-for-sale                                            1,102         793          557          570
  Consumer                                                                        20,605      18,340       12,749        8,605
  Home equity                                                                     17,565      16,695       17,330       17,476
  Overdrafts                                                                         235         259          194          263
                                                                                --------    --------     --------     --------
    Total loans, net of unearned discount                                        310,869     312,694      288,280      282,894
      Less allowance for loan losses                                              (4,434)     (4,438)      (4,179)      (4,104)
                                                                                --------    --------     --------     --------
        Net loans                                                                306,435     308,256      284,101      278,790

  Bank premises and equipment, net                                                 8,515       8,570        8,265        8,335
  Accrued interest receivable                                                      4,798       4,403        4,283        4,978
  Other real estate owned                                                            155          58          182          280
  Other assets                                                                     7,488       7,959        7,615        7,648
                                                                                --------    --------     --------     --------
          Total assets                                                          $567,883    $571,193     $560,857     $537,588
                                                                                ========    ========     ========     ========
Liabilities
-----------
Deposits:
  Demand deposits                                                               $106,450    $103,944     $111,704     $100,188
  Savings and NOW deposits                                                       136,281     136,597      129,792      122,519
  Money market accounts                                                           64,337      68,828       69,772       69,833
  Time deposits                                                                  153,968     147,413      164,867      157,751
                                                                                --------    --------     --------     --------
    Total deposits                                                               461,036     456,782      476,135      450,291

Securities sold under agreements to repurchase                                    29,980      20,270       17,790       17,220
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                 17,070      36,609       12,353       17,577
Other liabilities                                                                  7,868       7,324        7,090        6,682
                                                                                --------    --------     --------     --------
        Total liabilities                                                        515,954     520,985      513,368      491,770

Stockholders' equity
--------------------
  Class A common stock, $1.00 par value per share;                                 3,517       3,515        3,488        3,424
    authorized 10,000,000 shares; issued 3,516,797
  Class B common stock, $1.00 par value per share;                                 2,338       2,340        2,348        2,393
    authorized 5,000,000 shares; issued 2,338,520
  Additional paid-in capital                                                      10,840      10,840       10,786       10,730
  Retained earnings                                                               35,318      33,778       31,117       29,718
  Treasury stock, 77,550 shares                                                     (177)       (177)        (177)        (177)
                                                                                --------    --------     --------     --------
        Realized stockholders' equity                                             51,836      50,296       47,562       46,088
  Unrealized gains(losses) on securities available-for-sale, net of taxes             93         (88)         (73)        (270)
                                                                                --------    --------     --------     --------
        Total stockholders' equity                                                51,929      50,208       47,489       45,818
                                                                                --------    --------     --------     --------
          Total liabilities and stockholders' equity                            $567,883    $571,193     $560,857     $537,588
                                                                                ========    ========     ========     ========


                                                                         3 of 15

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
---------------------------------------------------------------------

                           (000's except share data)           Three months ended September 30,    Nine months ended September 30,
                                                                   1997              1996             1997                1996
                                                               -----------        ----------       ----------          -----------
Interest income
  Loans                                                             $7,280            $6,608          $21,057            $19,674
  Securities held-to-maturity                                        1,751             1,675            5,366              4,260
  Securities available-for-sale                                      1,274             1,390            3,817              4,349
  Interest-bearing deposits in other banks                               0                 0                1                  2
  Federal funds sold                                                    90               214              382                703
                                                                 ---------         ---------        ---------          ---------
      Total interest income                                         10,395             9,887           30,623             28,988

Interest expense
  Savings and NOW deposits                                             998               959            3,005              2,901
  Money market accounts                                                466               533            1,435              1,589
  Time deposits                                                      2,088             2,337            6,312              6,844
  Securities sold under agreements to repurchase                       275               192              688                534
  FHLB borrowings and other borrowed funds                             164                31              388                128
                                                                 ---------         ---------        ---------          ---------
      Total interest expense                                         3,991             4,052           11,828             11,996
                                                                 ---------         ---------        ---------          ---------
        Net interest income                                          6,404             5,835           18,795             16,992

          Provision for loan losses                                    135               255              525                765
                                                                 ---------         ---------        ---------          ---------
        Net interest income after provision
         for loan losses                                             6,269             5,580           18,270             16,227

Other operating income
  Service charges on deposit accounts                                  460               402            1,309              1,221
  Lockbox fees                                                         365               262            1,088                994
  Brokerage commissions                                                278               223              839                843
  Gain on sales of loans                                                37                76               88                241
  Other income                                                         108                97              323                319
                                                                 ---------         ---------        ---------          ---------
      Total other operating income                                   1,248             1,060            3,647              3,618
                                                                 ---------         ---------        ---------          ---------
Operating expenses
  Salaries and employee benefits                                     3,055             2,815            9,090              8,683
  Occupancy                                                            323               334              957              1,069
  Equipment                                                            285               299              840                865
  Other real estate owned                                                3                (5)              23                 29
  Other                                                              1,027               894            3,077              2,811
                                                                 ---------         ---------        ---------          ---------
      Total operating expenses                                       4,693             4,337           13,987             13,457
                                                                 ---------         ---------        ---------          ---------

        Income before income taxes                                   2,824             2,303            7,930              6,388

          Provision for income taxes                                 1,093               899            3,160              2,502
                                                                 ---------         ---------        ---------          ---------

        Net income                                                  $1,731            $1,404           $4,770             $3,886
                                                                 =========         =========        =========          =========

Share data:
  Weighted average number of shares outstanding                  5,777,767         5,738,706        5,769,503          5,733,736
  Net income per share                                               $0.30             $0.24            $0.83              $0.68
  Cash dividends declared:
    Class A common stock                                           $0.0500           $0.0400          $0.1500            $0.1200
    Class B common stock                                           $0.0070           $0.0056          $0.0210            $0.0168


                                                                         4 of 15

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)               1997                 1996
--------------------------------------------------------------------------------------------------------------------
                                                                                        For the nine months ended
                                                                                               September 30,
                                                                                                  (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $4,770             $3,886
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                             525                765
      Deferred income taxes                                                                (312)              (436)
      Net depreciation and amortization                                                     442                515
      Increase in accrued interest receivable                                              (515)              (686)
      Decrease in other assets                                                              167                 51
      Loans originated for sale                                                          (6,899)           (14,861)
      Proceeds from sales of loans                                                        7,037             16,063
      Gain on sales of loans                                                                (88)              (241)
      Loss (gain) on sales of real estate owned                                               4                (52)
      Increase (decrease) in other liabilities                                              778               (219)
                                                                                        -------            -------
        Net cash provided by operating activities                                         5,909              4,785
                                                                                        -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                              18,776             41,193
  Purchase of securities available-for-sale                                             (18,993)           (27,006)
  Proceeds from maturities of securities held-to-maturity                                15,502             34,250
  Purchase of securities held-to-maturity                                               (16,923)           (63,299)
  Net (increase) decrease in loans                                                      (22,893)               672
  Proceeds from sales of real estate owned                                                  319                993
  Capital expenditures                                                                   (1,062)              (412)
                                                                                        -------            -------
    Net cash used in investing activities                                               (25,274)           (13,609)
                                                                                        -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in time deposits                                              (10,899)             2,733
  Net decrease in demand, savings, money market and NOW deposits                         (4,200)           (11,057)
  Net proceeds from the issuance of common stock                                             73                 58
  Cash Dividends                                                                           (570)              (446)
  Net increase (decrease) in securities sold under agreements to repurchase              12,190             (4,360)
  Net increase in FHLB borrowings and other borrowed funds                                4,717             15,680
                                                                                        -------            -------
    Net cash provided by financing activities                                             1,311              2,608
                                                                                        -------            -------
Net decrease in cash and cash equivalents                                               (18,054)            (6,216)
  Cash and cash equivalents at beginning of year                                         67,681             51,114
                                                                                        -------            -------
  Cash and cash equivalents at end of period                                            $49,627            $44,898
                                                                                        =======            =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                            $11,146            $12,301
    Income taxes                                                                          3,569              2,764
  Noncash transactions:
    Property acquired through foreclosure                                                  $296               $376
  Change in unrealized gains on securities available-for-sale, net of  taxes               $181              ($615)


                                                                         5 of 15


Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                           December 31, 1995 through September 30, 1997
                                                                               (000's)
                                                                                                          Unrealized
                                                                                    Treasury   Treasury Gains(losses)
                                                                                      Stock     Stock   on Securities
                                         Class A    Class B   Additional            Class A,   Class B,   available-      Total
                                         Common     Common     Paid-In   Retained    30,000    47,550     for-sale,    Stockholders'
                                          Stock      Stock     Capital   Earnings    Shares    Shares   net of taxes,    Equity
                                         -------    -------   ---------- --------   --------   -------- -------------  -------------

BALANCE, DECEMBER 31, 1995                $3,406    $2,396     $10,687    $26,278     $(136)    $(41)      $ 345        $ 42,935

Conversion of Class B common stock to
  Class A common stock, 3,000 shares           3        (3)         --         --        --       --          --              --

Stock options exercised, 15,350 shares        15        --          43         --        --       --          --              58

Net income, 1st quarter 1996                  --        --          --      1,184        --       --          --           1,184

Net income, 2nd quarter 1996                  --        --          --      1,298        --       --          --           1,298

Net income, 3rd quarter 1996                  --        --          --      1,404        --       --          --           1,404

Cash dividends, Class A common stock
  $.040 per share, per quarter                --        --          --       (407)       --       --          --            (407)

Cash dividends, Class B common stock
  $.0056 per share, per quarter               --        --          --        (39)       --       --          --             (39)

Net change in unrealized gains(losses)
  on securities available-for-sale,
  net of taxes                                --        --          --         --        --       --        (615)           (615)
                                          ------    ------     -------    -------     -----     ----       -----        --------
BALANCE, SEPTEMBER 30, 1996               $3,424    $2,393     $10,730    $29,718     $(136)    $(41)      $(270)       $ 45,818

Conversion of Class B common stock to
  Class A common stock, 45,200 shares         45       (45)         --         --        --       --          --              --

Stock options exercised, 19,000 shares        19        --          56         --        --       --          --              75

Net income, 4th quarter 1996                  --        --          --      1,548        --       --          --           1,548

Cash dividends, Class A common stock
  $.040 per share                             --        --          --       (136)       --       --          --            (136)

Cash dividends, Class B common stock
  $.0056 per share                            --        --          --        (13)       --       --          --             (13)

Net change in unrealized gains(losses)
  on securities available-for-sale,
  net of taxes                                --        --          --         --        --       --         197             197
                                          ------    ------     -------    -------     -----     ----       -----        --------
BALANCE, DECEMBER 31, 1996                $3,488    $2,348     $10,786    $31,117     $(136)    $(41)      $ (73)       $ 47,489

Conversion of Class B common stock to
  Class A common stock, 7,700 shares           8        (8)         --         --        --       --          --              --

Stock options exercised, 19,300 shares        19        --          54         --        --       --          --              73

Net income, 1st quarter 1997                  --        --          --      1,376        --       --          --           1,376

Net income, 2nd quarter 1997                  --        --          --      1,664        --       --          --           1,664

Cash dividends, Class A common stock
  $.050 per share, per quarter                --        --          --       (347)       --       --          --            (347)

Cash dividends, Class B common stock
  $.0070 per share, per quarter               --        --          --        (32)       --       --          --             (32)

Net change in unrealized gains(losses)
  on securities available-for-sale,
  net of taxes                                --        --          --         --        --       --         (15)            (15)
                                          ------    ------     -------    -------     -----     ----       -----        --------
BALANCE, JUNE 30, 1997                    $3,515    $2,340     $10,840    $33,778     $(136)    $(41)      $ (88)       $ 50,208

Conversion of Class B common stock to
  Class A common stock, 1,500 shares           2        (2)         --         --        --       --          --              --

Net income, 3rd quarter 1997                  --        --          --      1,731        --       --          --           1,731

Cash dividends, Class A common stock
  $.050 per share                             --        --          --       (175)       --       --          --            (175)

Cash dividends, Class B common stock
  $.0070 per share                            --        --          --        (16)       --       --          --             (16)

Net change in unrealized gains(losses)
  on securities available-for-sale,
  net of taxes                                --        --          --         --        --       --         181             181
                                          ------    ------     -------    -------     -----     ----       -----        --------
BALANCE, SEPTEMBER 30, 1997               $3,517    $2,338     $10,840    $35,318     $(136)    $(41)      $  93        $ 51,929
                                          ======    ======     =======    =======     =====     ====       =====        ========



                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION      In the opinion of management, the accompanying
                           unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the
                           "Company"). The results of operations for the interim period ended September 30, 1997, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

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


                                    11 of 15

Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview                   For the quarter ended and year-to-date ended
                           September 30, 1997.

                           Earnings for the third quarter ended September 30, 1997 were $1,731 thousand, an increase of 23.3% when compared with the third quarter 1996 earnings of $1,404 thousand. Earnings per share for the third quarter 1997 were $0.30 versus $0.24 for the third quarter of 1996.

                           For the nine months ending September 30, 1997, earnings were $4,770 thousand an increase of 22.7% when compared with the same period last year earnings of $3,886 thousand. Earnings per share were $0.83 for the first nine months of 1997 compared with $0.68 for the first nine months of 1996.


FINANCIAL CONDITION

Loans On September 30, 1997 loans outstanding, net of unearned discount, were $310.9 million an increase of 9.9% from the total on September 30, 1996. At September 30, 1997 Commercial Real Estate loans accounted for 45% and Residential Real Estate loans accounted for 25.5% of total loans. Construction loans increased to $7.2 million.

Allowance for Loan Losses

                           The allowance for loan losses was 1.43% of total loans on September 30, 1997 compared with 1.45% on September 30, 1996. Net charge-offs for the nine month period ended September 30, 1997, were $270 thousand, compared with $854 thousand for the same period in 1996. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

                           As of September 30, 1997, loans on non-accrual status totaled $1.4 million or .46% of loans; loans past due 90 days or more totaled $457 thousand; restructured performing loans totaled $3.3 million.

Securities Held-to-Maturity

                           The securities held-to-maturity portfolio totaled $109.2 million on September 30, 1997, an increase of 2.1% from the total on September 30, 1996. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 3.6 years.

Securities Available-for-Sale

                           The securities available-for-sale portfolio totaled $81.6 million at September 30, 1997, a decrease of
                           4.7 % from September 30, 1996. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 2.0 years.


                                    12 of 15

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CON'T.)

Other Assets

                           On September 30, 1997 other real estate owned ("OREO") totaled $155 thousand, a decrease of $125 thousand from September 30, 1996. During the third quarter $100 thousand was added to OREO.

Deposits and Borrowed Funds

                           On September 30, 1997 deposits totaled $461.0 million, which is 2.4% above total deposits on September 30, 1996. Borrowed funds totaled $47.1 million compared to $34.8 million last year. The majority of the increase was an increase in securities sold under agreements to repurchase of $12.8 million.

RESULTS OF OPERATIONS

Net Interest Income

                           For the three month period ended September 30, 1997 net interest income totaled $6.4 million, an increase of 9.8% from the comparable period in 1996.

                           For the nine month period ended September 30, 1997 net interest income totaled $18.8 million, an increase of 10.6% from the comparable period in 1996.


Provision for Loan Losses

                           Loan loss provision for the nine months ended September 30, 1997 was $525 thousand compared with $765 thousand for the same period in 1996.

Non-Interest Income and Expense

                           Other operating income for the quarter ended
                           September 30, 1997 was $1.2 million, compared to $1.1 million for the third quarter of 1996. Income from the gain on sales of loans decreased because of a decrease in mortgage loan originations. Brokerage commissions increased because of increased activity in that line of business. The lockbox fee increase was due to an increase in lockbox related volume.

                           During the third quarter 1997, operating expenses, exclusive of OREO expenses, increased by 8.0% from the same quarter last year. Expenses associated with OREO increased by $8 thousand for the same period.


                           For the nine month period ended September 30, 1997 other operating income increased 0.8% while operating expenses, exclusive of OREO expenses, increased 4.0% from the same period in 1996.


                                    13 of 15

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION (CON'T.)


Income Taxes

                           For the third quarter of 1997, the Company's income taxes totaled $1,093 thousand on pretax income of $2,824 thousand for an effective tax rate of 38.7%. For last year's corresponding quarter, the Company's income taxes totalled $899 thousand on pretax income of $2,303 thousand for an effective rate of 39.0%.

                           For the nine month period ended September 30, 1997 income taxes totaled $3,160 thousand on pretax income of $7,930 thousand for an effective tax rate of 39.8%. For last year's corresponding period, income taxes totalled $2,502 thousand on pretax income of $6,388 thousand for an effective rate of 39.2%.


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