Form 10-K
period 1997-12-31
CENTURY BANCORP INC
filed 1998-03-25
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended        DECEMBER 31, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 0-15752

                              CENTURY BANCORP, INC.

             (Exact name of registrant as specified in its charter)

 COMMONWEALTH OF MASSACHUSETTS                                  04-2498617
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification number)

400 MYSTIC AVENUE, MEDFORD, MA                                          02155
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:                 (781)391-4000


Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $1.00 PAR VALUE
                                (Title of class)

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998:

                                   $7,848,270

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28,1998:

         CLASS A COMMON STOCK, $1.00 PAR VALUE     3,523,647    SHARES

         CLASS B COMMON STOCK, $1.00 PAR VALUE     2,268,770    SHARES

                              CENTURY BANCORP INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                      PART I

ITEM 1      BUSINESS                                                       1-16

ITEM 2      PROPERTIES                                                       17

ITEM 3      LEGAL PROCEEDINGS                                                17

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY                      17
              HOLDERS

                      PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED             17-18
              STOCKHOLDER MATTERS

ITEM 6      SELECTED FINANCIAL DATA                                          18

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                18
              CONDITION AND RESULTS OF OPERATIONS

ITEM 7a     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET            18
              RISK

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      18

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                    18
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

                      PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            45-47

ITEM 11     EXECUTIVE COMPENSATION AND OTHER INFORMATION                  47-51

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                  52
              AND MANAGEMENT

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   53

                      PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND                      53
              REPORTS ON FORM 8-K

                      SIGNATURES                                             54

                                                       PART I

ITEM 1.   BUSINESS

THE COMPANY


Century Bancorp, Inc. (together with its subsidiary, unless the context otherwise requires, the "Company"), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the "Bank"): Century Bank and Trust Company formed in 1969. The Company had total assets of $631.1 million on December 31, 1997. The Company presently operates 15 banking offices in 14 cities and towns ranging from Braintree to Peabody. The Banks' customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

On December 10, 1997, the Company announced an agreement to merge Haymarket Cooperative Bank, based in Boston, Massachusetts, into Century Bank and Trust Company. The agreement called for the Bank to acquire assets of approximately $142 million and two banking offices located in Boston. Century Bank and Trust Company will pay approximately $20 million in cash for Haymarket Cooperative Bank and is subject to federal and state regulatory approval. The transaction will be accounted for using the purchase method of accounting.

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

                             YEAR ENDED DECEMBER 31,

                                                          1997                                 1996
                                                          ----                                 ----
                                           Average      Interest       Rate       Average    Interest      Rate
                                           Balance      Income (1)   Earned (1)   Balance    Income (1)  Earned (1)
                                          ---------     ---------    ----------  ---------   ---------   ----------
                                                                                 (Dollars In Thousands)
Assets

Interest-earning assets:
Loans(2)                                  $ 304,147     $  28,479       9.36%    $ 281,943   $  26,429      9.37%

Securities available-for-sale:
      Taxable                                82,163         5,054       6.15%       90,652       5,627      6.21%
      Tax-exempt                              1,327            80       6.03%          872          52      5.96%

Securities held-to-maturity:
      Taxable                               109,458         7,047       6.44%       94,335       6,007      6.37%
      Tax-exempt                                 33             3       9.09%          170          13      7.65%

 Federal funds sold                          12,864           706       5.49%       15,090         807      5.35%
 Interest bearing deposits
    in other banks                               36             1       2.78%           47           2      4.26%
                                          -----------------------                ---------------------

           Total interest-earning assets    510,028        41,370       8.11%      483,109      38,937      8.06%
                                                        ---------       -----                ---------      -----

 Non  interest-earning assets                61,211                                 61,450

 Allowance for loan losses                   (4,412)                                (4,163)
                                          ---------                              ---------
           Total assets                   $ 566,827                              $ 540,396
                                          =========                              =========


                                                      1995
                                                      ----
                                           Average   Interest      Rate
                                          Balance    Income (1)  Earned (1)
                                        -----------  ---------   ----------

Assets

Interest-earning assets:
Loans(2)                                  $ 279,555  $  26,490      9.48%

Securities available-for-sale:
      Taxable                                70,467      4,218      5.99%
      Tax-exempt                              1,372         91      6.63%

Securities held-to-maturity:
      Taxable                                62,158      3,650      5.87%
      Tax-exempt                                180         15      8.33%

 Federal funds sold                          29,076      1,723      5.93%
 Interest bearing deposits
    in other banks                               29          1      3.45%
                                          --------------------

           Total interest-earning assets    442,837     36,188      8.17%
                                                     ---------   --------

 Non  interest-earning assets                56,127

 Allowance for loan losses                   (4,479)
                                        -----------
           Total assets                 $   494,485
                                        ===========


-------------------------------------------------------------------------------
(1) On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2) Nonaccrual loans are included in average amounts outstanding.

                             YEAR ENDED DECEMBER 31,

                                                            1997                                          1996

                                       Average   Interest Income    Rate Earned       Average     Interest Income     Rate Earned
                                       Balance    /Expense (1)       /Paid (1)        Balance       /Expense (1)       /Paid (1)
                                      --------   ---------------    -----------       --------    ---------------     -----------
                                                                                      (Dollars In Thousands)
Liabilities and Stockholders'
    Equity

 Interest-bearing deposits:
   NOW accounts                       $ 91,938     $  2,561               2.79%       $ 84,620       $  2,367              2.80%
   Savings accounts                     55,911        1,433               2.56%         55,905          1,439              2.57%
   Money market accounts                66,936        1,888               2.82%         70,735          2,084              2.95%
   Time deposits                       155,607        8,474               5.45%        158,037          9,020              5.71%
                                      --------     --------                           --------       --------
         Total interest-bearing
            deposits                   370,392       14,356               3.88%        369,297         14,910              4.04%

 Securities sold under
     agreements to repurchase           24,994        1,075               4.30%         16,654            713              4.28%

 Other borrowed funds                    7,908          491               6.21%          3,135            182              5.81%
                                      --------     --------                           --------       --------

      Total interest-bearing
        liabilities                    403,294       15,922               3.95%        389,086         15,805              4.06%
                                      --------     --------               ----        --------       --------              ----

 Non interest-bearing
     liabilities
          Demand deposits              105,417                                          99,179
          Other liabilities              7,787                                           7,340
                                       --------                                       --------
                  Total liabilities    516,498                                         495,605
Stockholders' equity                    50,329                                          44,791
                                       --------                                       --------
    Total liabilities &
        stockholders' equity          $566,827                                        $540,396
                                      ========                                        ========
Net interest income(1)                             $ 25,448                                          $ 23,132
                                                   ========                                          ========

Net interest spread                                                       4.16%                                            4.00%
                                                                          ----                                             ----

Net yield on earnings assets                                              4.99%                                            4.79%
                                                                          ----                                             ----


                                                             1995

                                         Average     Interest Income     Rate Earned
                                         Balance       /Expense (1)       /Paid (1)
                                         --------    ----------------    -----------

Liabilities and Stockholders'
    Equity

 Interest-bearing deposits:
   NOW accounts                          $ 82,628       $  2,568              3.11%
   Savings accounts                        50,916          1,335              2.62%
   Money market accounts                   78,029          2,487              3.19%
   Time deposits                          134,769          7,612              5.65%
                                         --------       --------
         Total interest-bearing
            deposits                      346,342         14,002              4.04%

 Securities sold under
     agreements to repurchase              14,390            632              4.39%

 Other borrowed funds                         960             52              5.42%
                                         --------       --------       -----------

      Total interest-bearing
        liabilities                       361,692         14,686              4.06%
                                                        --------              ----
 Non interest-bearing
     liabilities
          Demand deposits                  86,328
          Other liabilities                 6,084
                                      -----------
                  Total liabilities       454,104
Stockholders' equity                       40,381
                                       -----------
    Total liabilities &
        stockholders' equity          $   494,485
                                      ===========
Net interest income(1)                                  $21,502
                                                        =======

Net interest spread                                                           4.11%
                                                                              ----

Net yield on earnings assets                                                  4.86%
                                                                              ----



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

Net interest income improved in 1997. Interest income was affected positively by higher loan volume and by improvements in the interest earned in most categories of earning assets. Much of the Company's earning assets were repriced to improve their respective returns. Interest expense rose primarily because of a higher level of borrowed funds. Interest income on securities increased primarily because of volume.

                                                 Year Ended December 31,

                                      1997 Compared with 1996              1996 Compared with 1995
                                   -------------------------------     -------------------------------
                                   Increase/(Decrease)                 Increase/(Decrease)
                                   Due to Change in                    Due to Change in
                                                           Total                               Total
                                   Average     Average    Increase     Average    Average     Increase
                                   Balance      Rate     (Decrease)    Balance      Rate     (Decrease)
                                   -------     -------     -------     -------    --------     -------

                                                                    (In Thousands)
Interest income:
 Loans                             $ 2,079     $   (29)    $ 2,050     $   225     $  (286)    $   (61)
 Securities available-for-sale:
   Taxable                            (523)        (50)       (573)      1,248         161       1,409
   Tax-exempt                           27           1          28         (31)         (8)        (39)
 Securities held-to-maturity:
   Taxable                             973          66       1,039       2,027         330       2,357
   Tax-exempt                          (12)          2         (10)         (1)         (1)         (2)
 Federal funds sold                   (122)         21        (101)       (762)       (154)       (916)
 Interest-bearing deposits
  in other banks                        (1)          1           0           1           0           1
                                   -------     -------     -------     -------     -------     -------
   Total interest income             2,422          11       2,433       2,707          42       2,749
                                   -------     -------     -------     -------     -------     -------

Interest expense:
 Deposits:
  NOW accounts                         204         (10)        194          61        (262)       (201)
  Savings accounts                       0          (6)         (6)        129         (25)        104
  Money market accounts               (109)        (87)       (196)       (223)        180         403
  Time deposits                       (137)       (409)       (546)      1,327          81       1,408
                                                                       -------     -------     -------
    Total interest-bearing
     deposits                          (42)       (512)       (554)      1,294        (386)        908
 Securities sold under
 agreements to repurchase              359           3         362          97         (16)         81

Other borrowed funds                   262          13         309         126           4         130
                                   -------     -------     -------     -------     -------     -------
    Total interest expense             612        (495)        117       1,517        (398)      1,119
                                   -------     -------     -------     -------     -------     -------
Change in net interest income      $ 1,811     $   505     $ 2,316     $ 1,190     $   440     $ 1,630
                                   =======     =======     =======     =======     =======     =======

ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management objective is to attempt to insulate the balance sheet, and therefore the income statement, from excessive risk due to changes in market interest rates. It is the responsibility of the Company's ALCO committee to establish long-term strategies with respect to interest rate exposure, and to monitor that exposure in relation to present and prospective market interest rates, economic conditions, and balance sheet composition on an on-going basis. Monitoring techniques include gap management and simulation analysis.

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



                                                                       Repricing / Maturity Interval Within
                                             -----------------------------------------------------------------------------------
December  31, 1997                             3 months      4 months      One year         Over            Non-
                                               or less     to 12 months   to 5 years       5 years        Maturing(1)    Total
                                             -----------------------------------------------------------------------------------

Interest-earning assets:                                                   (Dollars in Thousands)
------------------------
Loans                                         $ 118,184     $  49,270      $ 131,471      $  15,760     $   1,705      $ 316,390
Securities available-for-sale:
    Taxable                                       8,926        24,004         54,251          1,259             0         88,440
    Tax exempt                                        0           750              0              0             0            750
Securities held-to-maturity:
    Taxable                                       2,524         9,494         79,217         17,981             0        109,216
    Tax exempt                                        0            12             11              0             0             23
Federal funds sold                               51,000             0              0              0             0         51,000
Interest-bearing deposits in other banks:            24             0              0              0             0             24
                                               ---------     --------      ---------       --------       -------      ---------
       Total interest-earning assets            180,658        83,530        264,950         35,000         1,705        565,843
                                               ---------     --------      ---------       --------       -------      ---------

Interest-bearing liabilities:
Deposits:
    NOW accounts                                 93,825             0              0              0             0         93,825
    Savings accounts                             55,983             0              0              0             0         55,983
    Money market deposits                        50,110        20,951              0              0             0         71,061
    Time deposits                               101,719        55,263         14,297              0             0        171,279
                                               ---------     --------      ---------       --------       -------      ---------
        Total interest-bearing deposits         301,637        76,214         14,297              0             0        392,148
Securities sold under agreements
  to repurchase                                  32,850             0              0              0             0         32,850
Other borrowed funds                             10,972         1,048              0          1,454             0         13,474
                                               ---------     --------      ---------       --------       -------      ---------
        Total interest-bearing liabilities      345,459        77,262         14,297          1,454             0        438,472
                                               ---------     --------      ---------       --------       -------      ---------

Interest-earning assets minus
  interest-bearing liabilities(Gap)           ($164,801)    $   6,268      $ 250,653      $  33,546     $   1,705      $ 127,371
Management adjustment                           126,189       (30,489)       (60,978)             0             0         34,722
                                               ---------     --------      ---------       --------       -------      ---------
Management-adjusted Gap                       ($ 38,612)    ($ 24,221)     $ 189,675      $  33,546     $   1,705      $ 162,093
Management-adjusted Cumulative Gap                            (62,833)       126,842        160,388       162,093             --

Management-adjusted Gap / Total Assets           -6.08%        -3.81%          29.84%          5.28%         0.27%         25.50
Management-adjusted Cumulative Gap /
  Total Assets                                                 -9.89%          19.96%         25.24%        25.50%          --

(1) Represents loans placed on nonaccrual status.

LENDING ACTIVITIES

The following summary shows the composition of the loan portfolio at the dates indicated.


                                                                        December 31,

                                             1997                1996                  1995
                                             ----                ----                  ----

                                               Percent               Percent               Percent
                                      Amount   of Total     Amount   of Total     Amount   of Total
                                     --------  --------    --------  --------    --------  --------
                                                                                (Dollars In Thousands)

Construction and land development    $  7,549      2.4%    $  3,576      1.2%    $  1,444      0.5%
Commercial and industrial              50,560     16.0       41,006     14.2       37,811     13.2
Industrial revenue bonds                2,693      0.9        3,030      1.1        3,362      1.2
Commercial real estate                140,270     44.3      133,757     46.4      130,173     45.6
Residential real estate                76,385     24.1       76,638     26.6       82,132     28.8
Consumer                               19,254      6.1       12,749      4.4        9,243      3.2
Home equity                            19,031      6.0       17,330      6.0       21,130      7.4
Overdrafts                                648      0.2          194      0.1          143      0.1
                                     --------    -----     --------    -----     --------    -----
Loans(net of unearned
      discount)                      $316,390    100.0%    $288,280    100.0%    $285,438    100.0%
                                     ========    =====     ========    =====     ========    =====




                                            1994                   1993
                                            ----                   ----

                                               Percent                Percent
                                      Amount    of Total    Amount    of Total
                                     --------   --------   --------   --------


Construction and land development    $  1,924      0.7%    $  1,228        0.5%
Commercial and industrial              33,283     12.2       29,664       10.9
Industrial revenue bonds                3,873      1.4        4,186        1.5
Commercial real estate                122,538     44.9      120,064       44.2
Residential real estate                82,028     30.1       85,260       31.3
Consumer                               12,017      4.4       15,208        5.6
Home equity                            16,826      6.2       16,180        5.9
Overdrafts                                232      0.1          250        0.1
                                     --------    -----     --------      -----
Loans(net of unearned
      discount)                      $272,721    100.0%    $272,040      100.0%
                                     ========    =====     ========      =====

The following table summarizes the remaining maturity distribution of certain components of the Company's loan portfolio at December 31, 1997. The table excludes loans secured by one-to-four family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

           Remaining Maturities of Selected Loans at December 31, 1997

                                   One Year  One to Five    Over
                                   or Less      Years     Five Years     Total
                                   --------  -----------  ----------   --------
                                                  (In Thousands)

Construction and land development  $  4,927    $  2,622    $      0    $  7,549
Commercial and industrial            36,499      13,964          97      50,560
Industrial revenue bonds                 50       1,902         741       2,693
Commercial real estate               64,668      72,437       3,165     140,270
                                   --------    --------    --------    --------
  Total                            $106,144    $ 90,925    $  4,003    $201,072
                                   ========    ========    ========    ========

The following table indicates the rate variability of the above loans due after one year.

                                December 31, 1997

                                       One to Five     Over
                                          Years     Five Years    Total
                                         -------      -------    -------
                                                   (In Thousands)
Predetermined interest rates             $75,535      $ 3,919    $79,454
Floating or adjustable interest rates     15,390           83     15,473
                                         -------      -------    -------
  Total                                  $90,925      $ 4,002    $94,927
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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Banks's market area to generally include Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms up to three to five years. Amortization schedules are long term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This complements the above C&I emphasis placed on the operating business entities and will be continued. The regional economic environment impacts on the risk to both non-residential and residential mortgages. This environment has improved over the recent period. Together the above factors have stabilized many sections of the regional market.

Residential real estate (1-4 family) includes two categories of loans. Approximately $14 million of loans are classified as "Commercial and Industrial" type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories wherein the collateral mitigates some risk. The collateral position notwithstanding, this category of loans shares similar risk characteristics as the C&I loans. The balance of loans in this category are mostly 1-4 family residential properties located in the Bank's market area. General underwriting criteria are largely the same as FNMA but normally only one or three year adjustable interest rates are used. The Bank does utilize mortgage insurance in order to provide lower down payment products and has provided a "First Time Homebuyer" product to encourage new home ownership. Residential real estate loan volume has declined but nonetheless remains a core consumer product. The regional environment impacts on the risks to this category. In the recent period, the environment has improved, and the market has generally been stable. Declining interest rates could negatively impact the risk on adjustable interest rate loans as they are repriced in the future.

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

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. At December 31, 1997, the Company was obligated to advance a total of $321 thousand to complete projects under construction.

At December 31, 1997 approximately 44% of the Company's loan portfolio consisted of commercial real estate loans. Construction loans had increased to 2.4 % of the Company's outstanding loans.

At December 31, 1997, the Company's residential mortgage loans amounted to $76.4 million. The Company's consumer loan portfolio amounted to $38.3 million at December 31, 1997, primarily consisting of home equity loans amounting to $19.0 million and personal lines of credit, motor vehicle loans and other installment loans amounting to $19.3 million.

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

The following table summarizes the Company's nonperforming assets at the dates indicated.

                                  December 31,

                                     1997        1996        1995        1994       1993
                                   -------     -------     -------     -------     -------
                                               (Dollars in Thousands)

Loans on nonaccrual                $ 1,705     $ 2,140     $ 3,751     $ 2,954     $ 4,676
Loans not included above
   which are nonperforming
   troubled debt restructurings      1,026       1,164       1,457       3,113       5,427
Other real estate owned , net          -0-         182         845       3,192      10,388
                                   -------     -------     -------     -------     -------
     Total nonperforming assets    $ 2,731     $ 3,486     $ 6,053     $ 9,259     $20,491
                                   =======     =======     =======     =======     =======

Percentage of nonperforming
   assets to total loans and
   other related assets               0.86%       1.21%       2.11%       3.36%       7.26%
                                   =======     =======     =======     =======     =======

The lower level of nonperforming assets in 1997 resulted from a reduction in new additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans and sales of other real estate owned (OREO).

The Company identifies loans renegotiated prior to January 1, 1995 at then below market rates as troubled debt restructurings. Interest income associated with the $3,306,000 of troubled debt restructurings and performing impaired loans at December 31, 1997 amounted to $230,000 for the year then ended. Interest income for the same period would have amounted to $277,000 under the original terms and agreements of the notes. As a result of placing loans on non-accrual status, the Company has foregone $118,000 of interest income during 1997 compared to $172,000 during 1996.

In addition to the above, the Company is monitoring closely $7.7 million of loans on which management is concerned with the ability of the borrowers to perform. The majority of the loans are secured by real estate properties experiencing higher than expected vacancies and lower than expected rental revenue. While the properties are considered to have adequate value to cover the loan balances at December 31, 1997, such values can fluctuate with changes in the economy and the real estate market.

There were no impaired loans with specific reserves at December 31, 1997 and 1996 because, in the opinion of management, none required a specific reserve. All impaired loans have been measured using the fair value of the collateral method.

The following table summarizes the Company's loans past due 90 days or more and still accruing and impaired loans at the dates indicated.



                                             December 31,
                               1997      1996      1995      1994      1993
                              ------    ------    ------    ------    ------
                                          (Dollars in Thousands)
Loans past due 90 days or
   more and still accruing    $    7    $  192    $   87    $  114    $  502
Impaired loans                $3,515    $3,055    $3,356       n/a       n/a

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company's allowance for loan losses for the years indicated.

                                                                      Year Ended December 31,
                                                 1997         1996         1995         1994         1993
                                               --------     --------     --------     --------     --------
                                                                    (Dollars in Thousands)
Year end loans outstanding
  (net of unearned discount)                   $316,390     $288,280     $285,438     $272,721     $272,040
                                               ========     ========     ========     ========     ========

Average loans outstanding
  (net of unearned discount)                   $304,147     $281,943     $279,555     $267,123     $289,007
                                               ========     ========     ========     ========     ========

Balance of allowance for
  loan losses at
  beginning of year                            $  4,179     $  4,193     $  4,239     $  5,129     $  5,644
                                               --------     --------     --------     --------     --------

Loans charged-off:
  Commercial                                         25            2            2          781          657
  Construction and land development                   0            0            0          292           23
  Commercial real estate                             48          380        1,144          433        2,024
  Residential real estate                           363          801          551        1,016        1,075
  Consumer                                          253          120          131          242          408
                                               --------     --------     --------     --------     --------
     Total loans charged-off                        689         1303        1,828        2,764        4,187
                                               --------     --------     --------     --------     --------

Recoveries of loans previously charged-off:
  Commercial                                         76           78           39           23           32
  Real estate                                       162          163          134          204          297
  Consumer                                           58           28           49           27           43
                                               --------     --------     --------     --------     --------
     Total recoveries of loans
      previously charged-off                        296          269          222          254          372
                                               --------     --------     --------     --------     --------
     Net loans charged-off                          393        1,034        1,606        2,510        3,815
                                               --------     --------     --------     --------     --------
  Additions to allowance charged to
    operating expense                               660        1,020        1,560        1,620        1,800
  Acquired allowance                               --           --           --           --          1,500
                                               --------     --------     --------     --------     --------
  Balance at end of year                       $  4,446     $  4,179     $  4,193     $  4,239     $  5,129
                                               ========     ========     ========     ========     ========

  Ratio of net charge-offs during
    the year to average loans
    outstanding                                    0.13%        0.37%         .57%         .94%        1.32%
                                               ========     ========     ========     ========     ========

  Ratio of allowance for
    loan losses to loans
    outstanding                                    1.41%        1.45%        1.47%        1.55%        1.89%
                                               ========     ========     ========     ========     ========

 The provision for 1997, while below the prior four year average, remains above historical levels and reflects significant improvements in the loan portfolio. At December 31, 1997 nonperforming assets were $2.7 million or .86% of loans and related assets. Such figures are significantly lower than those at the end of the last four years.

 While the Company expects a similar level of charge-offs in future periods, the pace of the charge-offs depends on many factors including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels.

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

                                                      1997                    1996                    1995                    1994
                                                      ----                    ----                    ----                    ----
                                                Percent of              Percent of              Percent of              Percent of
                                                  loans in                loans in                loans in                loans in
                                             each category           each category           each category           each category
Balance at end of                                 to total                to total                to total                to total
period applicable to                 Amount          loans   Amount          loans   Amount          loans   Amount          loans
--------------------                 ------          -----   ------          -----   ------          -----   ------          -----
                                                                        (Dollars In Thousands)
Construction and land development   $   104            2.4%  $   48            1.2%  $   21            0.5%  $   49            0.7%
Commercial and industrial               716           16.0      660           14.2      595           13.2      530           12.2
Industrial revenue bonds                 17            0.9       17            1.1       23            1.2       26            1.4
Commercial real estate                2,138           44.3    2,201           46.4    2,095           45.6    2,158           44.9
Residential real estate                 846           24.1      830           26.6    1,031           28.8    1,025           30.1
Consumer                                402            6.1      233            4.4      228            3.2      293            4.4
Home equity                             214            6.0      187            6.0      198            7.4      155            6.2
Overdrafts                                9            0.2        3            0.1        2            0.1        3            0.1
                                    -------          -----   ------          -----   ------          -----   ------          -----
                                    $ 4,446          100.0%  $4,179          100.0%  $4,193          100.0%  $4,239          100.0%
                                    =======          =====   ======          =====   ======          =====   ======          =====

                                                      1993
                                                      ----
                                                Percent of
                                                  loans in
                                             each category
Balance at end of                                 to total
period applicable to                 Amount          loans
--------------------                 ------          -----
                                    (Dollars In Thousands)
Construction and land development    $  102            0.5%
Commercial and industrial               958           10.9
Industrial revenue bonds                 23            1.5
Commercial real estate                2,422           44.1
Residential real estate               1,023           31.3
Consumer                                462            5.6
Home equity                             139            5.9
Overdrafts                                0            0.1
                                     ------          -----
                                     $5,129          100.0%
                                     ======          =====


Investment Activities

The following table sets forth certain information regarding the Company's investment portfolio. Dollar amounts reflect carrying values. At December 31, 1997, the market value of securities available-for-sale was $89.2 million compared to the amortized cost of $89.0 million for such securities. At December 31, 1997, the market value of securities held-to-maturity was $109.5 million, compared to the amortized cost of $109.2 million of such securities.

                                            Securities available-for-sale             Securities held-to-maturity
                                                    December 31,                               December 31,
                                         -----------------------------------      -----------------------------------
                                            1997          1996          1995          1997          1996         1995
                                            ----          ----          ----          ----          ----         ----
                                                    (In Thousands)                            (In Thousands)
Balance at end of
period applicable to

U.S. Government and Agencies             $84,763      $ 77,155      $ 97,482      $107,117      $105,582      $74,710
Obligations of states and political
 subdivison                                  750         1,241         1,510            22            34          179
 Other                                     3,677         2,619         1,762         2,100         2,099        3,098
                                         -------      --------      --------      --------      --------      -------
                                         $89,190      $ 81,015      $100,754      $109,239      $107,715      $77,987
                                         =======      ========      ========      ========      ========      =======

The following table sets forth the maturities of the Company's investment securities on the basis of their carrying values at December 31, 1997 and the weighted average yields of securities, which are based on amortized cost, calculated on a fully taxable equivalent basis.

                                                         Securities Available-for-Sale
                                                         -----------------------------
                                                         After One         After Five
                                        Within           But Within        But Within          After
                                       One Year          Five Years        Ten Years         Ten Years         Total
                                       --------          ----------        ----------        ---------         -----
                                     Amount   Yield    Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield
                                     ------   -----    ------    -----   ------    -----   ------    -----   ------    -----
                                                                          (Dollars In Thousands)
U.S Government and
  Agencies                           $29,503   5.97%   $54,251   6.24%   $1,000    6.50%   $    0    0.00%   $84,754    6.15%
Obligations of states
  and political
  subdivisions                           750   4.18%         0   0.00%        0    0.00%        0    0.00%       750    4.18%
Other                                      0   0.00%         0   0.00%      259    7.80%    3,427    6.38%     3,686    6.48%
                                     -------           -------           ------            ------            -------

                                     $30,253   5.92%   $54,251   6.24%   $1,259    6.77%   $3,427    6.38%   $89,190    6.15%
                                     =======  =====    =======   ====    ======    ====    ======    ====    =======    ====

                                                        Securities Held-To-Maturity
                                                        ---------------------------
                                                        After One         After Five
                                      Within            But Within        But Within          After
                                      One Year          Five Years        Ten Years         Ten Years         Total
                                      --------          ----------        ----------        ---------         -----
                                    Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield   Amount    Yield
                                    ------    -----   ------    -----   ------    -----   ------    -----   ------    -----
                                                                   (Dollars In Thousands)
U.S Government and
  Agencies                         $ 9,970    6.12%   $79,191   6.37%   $16,956   6.57%   $1,000    6.65%   $107,117  6.38%
Obligations of states
  and political
  subdivisions                          11    8.65%        11   8.65%         0   0.00%        0    0.00%         22  8.65%
Other                                2,025    4.91%        50   4.19%        25   5.50%        0    0.00%      2,100  4.90%
                                     -----            -------           -------           ------            --------
                                   $12,006    5.91%   $79,252   6.37%   $16.981   6.57%   $1,000    6.65%   $109,239  6.35%
                                   =======    ====    =======   ====    =======   ====    ======    ====    ========  ====

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

Except for obligations of the United States Government, the portfolio at December 31, 1997 did not include securities of any single issuer in an amount in excess of 10% of stockholders' equity.

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

The following table shows the average amount of and average interest rate paid on various categories of deposits during the years indicated.

                                                     1997                         1996                        1995
                                                     ----                         ----                        ----
                                                              Average                    Average                       Average
                                                              Interest                   Interest                      Interest
                                             Average          Rate        Average        Rate         Average          Rate
                                             Amount           Paid        Amount         Paid         Amount           Paid
                                             ------           ----        ------         ----         ------           ----
Interest-bearing deposits:
NOW accounts                               $ 91,938          2.79%       $ 84,620        2.80%       $ 82,628          3.11%
Savings accounts                             55,911          2.56%         55,905        2.57%         50,916          2.62%
Money market accounts                        66,936          2.82%         70,735        2.95%         78,029          3.19%
Time deposits of $100,000 or more            35,939          5.14%         34,542        5.19%         26,872          5.50%
Other time deposits                         119,668          5.54%        123,495        5.85%        107,897          5.69%
                                           --------                      --------                    --------

Total interest-bearing deposits             370,392          3.88%        369,297        4.04%        346,342          4.04%

Non interest-bearing demand deposits        105,417                        99,179                      86,328
                                           --------                      --------                    --------


Total average deposits                     $475,809          3.02%       $468,476       3.18%        $432,670          3.24%
                                           ========          ====        ========       ====         ========          ====

Total deposits at December 31, 1997 amounted to $515 million, including $63 million of time deposits of $100,000 or more. Traditionally, the Company experiences a decline in deposits during the first and third quarters of each year because of the deposit cycles of certain of its customers, notably municipalities.

The Company's time certificates of deposit in amounts of $100,000 or more at December 31, 1997 mature as follows.

                                         (In Thousands)
Three months or less                         $49,960
Three through six months                       6,193
Six through twelve months                      6,279
Over twelve months                               782
                                             -------
                                             $63,214
                                             =======

BORROWED FUNDS

The Company sells securities under repurchase agreements and enters into other borrowings to obtain funds to support asset growth. Pertinent data relating to borrowed funds is presented below.

                                                           1997                  1996              1995
                                                           ----                  ----              ----
                                                                     (Dollars In Thousands)
Securities sold under agreements to repurchase:

Amount outstanding at year end                            $32,850               $17,790          $21,580
Weighted average interest rate
  at end of year                                             4.49%                 4.34%            4.25%
Maximum amount outstanding at
  any month end during year                               $39,060               $17,790          $21,580
Daily average amount outstanding
  during year                                             $24,994               $16,654          $14,390
Weighted average interest rate
  during year                                                4.30%                 4.28%            4.39%

Other borrowed funds:

Amount outstanding at year end                            $13,474               $12,353          $ 1,897
Weighted average interest rate
  at end of year                                             6.96%                 7.16%            5.21%
Maximum amount outstanding at
  any month end during year                               $36,609               $17,577          $ 1,897
Daily average amount outstanding
  during year                                             $ 7,908               $ 3,135          $   960
Weighted average interest rate
  during year                                                6.21%                 5.81%            5.42%

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

Through Commonwealth Equity Services, Inc., the Bank provides full service securities brokerage services. Registered representatives employed by the Bank offer investment advice, execute transactions and assist customers in financial and retirement planning. Commonwealth Equity Services, Inc., provides research to and supervises the representatives in exchange for payment by the Bank for a fixed fee and a share in the commission revenues.

EMPLOYEES

As of December 31, 1997, the Company had 201 full-time and 85 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review in 1997.

The regulatory standard for capital adequacy assigns risk factors to asset categories and certain off-balance sheet commitments. The fully-phased in 1992 standard requires a tier-1 capital to risk assets ratio of 4.00% and a total capital to risk assets ratio of 8.00%. At December 31, 1997, the Company's ratios were 15.51% and 16.76%, respectively. The Bank also exceeded these risk-weighted capital measures at December 31, 1997. In addition to these risk based capital requirements, federal banking regulators have leverage guidelines. The minimum leverage requirement is 4% as measured by the ratio of core capital, net of intangible assets, to total assets. At December 31, 1997 the Company's ratio was 9.09%. The Bank also exceeded the leverage requirement at December 31, 1997.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of Security Holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         (a) The Class A Common Stock of the Company is traded on the NASDAQ system. The price range of the Company's common stock since January 1, 1996 is shown on page 19.

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


         (b) Approximate number of equity security holders as of December 31, 1997.

                                                     Approximate Number
                     Title of Class                  of Record Holders

                     Class A Common Stock                   347
                     Class B Common Stock                    79

         (C) Under the Company's Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of that paid, if any, from time to time on each share of Class B Common Stock.(cont.)

                    The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

                                                            Dividends Per Share

                                                          Class A           Class B
                                                          -------           -------
                    1995
                         First quarter                    $  .030           $ .0042
                         Second quarter                      .030             .0042
                         Third quarter                       .030             .0042
                         Fourth quarter                      .030             .0042

                    1996
                         First quarter                    $  .040           $ .0056
                         Second quarter                      .040             .0056
                         Third quarter                       .040             .0056
                         Fourth quarter                      .040             .0056

                    1997
                         First quarter                    $ .050            $ .0070
                         Second quarter                      .050             .0070
                         Third quarter                       .050             .0070
                         Fourth quarter                      .050             .0070


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required herein is shown on pages 21 through 24.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is shown on page 23.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required herein is shown on pages 25 through 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

FINANCIAL HIGHLIGHTS



------------------------------------------------------------------------------------
                                                  1997           1996           1995
------------------------------------------------------------------------------------
(dollars in thousands except share data)
YEAR-END
Total assets                                $  631,125     $  560,857     $  531,928
Total loans                                    316,390        288,280        285,438
Total deposits                                 515,449        476,135        458,615
Total stockholders' equity                      53,857         47,489         42,935

YEARLY AVERAGES
Total assets                                $  566,827     $  540,396     $  494,485
Total earning assets                           510,028        483,109        442,837
Total securities available-for-sale             83,396         91,524         71,839
Total securities held-to-maturity              109,491         94,505         62,338
Total loans                                    304,147        281,943        279,555
Total deposits                                 475,809        468,476        432,670
Total borrowed funds                            32,902         19,789         15,350
Total stockholders' equity                      50,329         44,791         40,381

EARNINGS
Net income                                  $    6,823     $    5,434     $    4,574
Net interest income, taxable equivalent         25,448         23,132         21,502
Other operating income                           4,994          4,761          4,722
Operating expenses                              18,600         17,874         18,224

PERFORMANCE MEASURES
Earnings per share, basic                   $     1.18     $     0.95     $     0.80
Earnings per share, diluted                 $     1.17     $     0.93     $     0.78
Return on average stockholders' equity           13.56%         12.13%         11.33%
Book value per share at December 31         $     9.30     $     8.25     $     7.50
Return on average assets                          1.20%          1.01%           .92%

COMMON SHARE DATA
Average shares outstanding, basic            5,772,135      5,736,230      5,722,646
Average shares outstanding, diluted          5,830,910      5,818,942      5,831,042
Shares outstanding at year-end               5,790,417      5,758,467      5,724,117

PER SHARE DATA

1997, Quarter Ended                December 31,     September 30,      June 30,         March 31,
-------------------------------------------------------------------------------------------------
Market price range (Class A)
   High                              $  19.00         $  17.25         $ 13.875         $ 14.125
   Low                                 16.625            13.25           12.625            12.75
Dividends class A                        0.05             0.05             0.05             0.05
Dividends class B                       0.007            0.007            0.007            0.007

1996, Quarter Ended                December 31,     September 30,      June 30,         March 31,
-------------------------------------------------------------------------------------------------
Market price range (Class A)
   High                              $  14.50         $  13.00         $ 12.875         $ 11.375
   Low                                  12.25            11.50            11.00            10.00
Dividends class A                        0.04             0.04             0.04             0.04
Dividends class B                      0.0056           0.0056           0.0056           0.0056

SELECTED FINANCIAL DATA


                                                1997          1996          1995          1994          1993
                                                ----          ----          ----          ----          ----
(dollars in thousands except share data)

FOR THE YEAR
Interest income..............................   $   41,216    $   38,777    $   35,988    $   30,461    $   29,262
Interest expense.............................       15,922        15,805        14,686        10,924        11,813
                                                ----------    ----------    ----------    ----------    ----------
   Net interest income.......................       25,294        22,972        21,302        19,537        17,449
Provision for loan losses....................          660         1,020         1,560         1,620         1,800
                                                ----------    ----------    ----------    ----------    ----------
   Net interest income after provision
     for loan losses.........................       24,634        21,952        19,742        17,917        15,649
Other operating income.......................        4,994         4,761         4,722         5,420         6,833
Operating expenses...........................       18,600        17,874        18,224        19,265        20,654
                                                ----------    ----------    ----------    ----------    ----------
   Income before income taxes................       11,028         8,839         6,240         4,072         1,828
Provision for income taxes...................        4,205         3,405         1,666           768           605
                                                ----------    ----------    ----------    ----------    ----------
   Net income................................   $    6,823    $    5,434    $    4,574    $    3,304    $    1,223
                                                ==========    ==========    ==========    ==========    ==========
Average shares outstanding, basic............    5,772,135     5,736,230     5,722,646     5,722,450     5,722,450
Average shares outstanding, diluted..........    5,830,910     5,818,942     5,831,042     5,832,093     5,722,450
Earnings per share:
   Basic.....................................   $     1.18    $     0.95    $     0.80    $     0.58    $     0.21
   Diluted...................................   $     1.17    $     0.93    $     0.78    $     0.57    $     0.21
Dividend payout ratio........................         11.1%         10.9%          9.6%         10.9%         28.9%

AT YEAR-END
Assets.......................................   $  631,125    $  560,857    $  531,928    $  465,419    $  469,823
Loans........................................      316,390       288,280       285,438       272,721       272,040
Deposits.....................................      515,449       476,135       458,615       409,542       421,395
Stockholders' equity.........................       53,857        47,489        42,935        37,553        35,505
Book value per share.........................   $     9.30    $     8.25    $     7.50    $     6.56    $     6.20

SELECTED FINANCIAL PERCENTAGES
Return on average assets.....................         1.20%         1.01%         0.92%         0.70%         0.25%
Return on average stockholders' equity.......        13.56%        12.13%        11.33%         9.11%         3.48%
Net yield on average earning assets,
   taxable equivalent........................         4.99%         4.79%         4.86%         4.70%         4.16%
Net charge-offs as a percent of
   average loans.............................         0.13%         0.37%         0.57%         0.94%         1.32%
Average stockholders' equity to
   average assets............................         8.88%         8.29%         8.17%         7.67%         7.30%

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

Century Bancorp, Inc. (the "Company") had net income of $6,823,000 for the year ended December 31, 1997, compared with net income of $5,434,000 for year ended December 31, 1996 and net income of $4,574,000 for the year ended December 31, 1995. Basic earnings per share were $1.18 in 1997 compared to $0.95 in 1996 and $0.80 in 1995. Diluted earnings per share were $1.17 in 1997 compared to $0.94 in 1996 and $0.79 in 1995.

     Total assets were $631,125,000 at December 31, 1997, an increase of 12.5% from total assets of $560,857,000 on December 31, 1996, which, in turn, were 5.4% higher than total assets of $531,928,000 on December 31, 1995.

     On December 31, 1997, stockholders' equity totaled $53,857,000 compared with $47,489,000 on December 31, 1996, and $42,935,000 on December 31, 1995.
Book value increased to $9.30 at December 31, 1997 from $8.25 on December 31, 1996, which had increased from $7.50 on December 31, 1995.

     On December 10, 1997 the Company announced an agreement to merge Haymarket Cooperative Bank, based in Boston, Massachusetts, into Century Bank and Trust Company. The agreement called for the Bank to acquire assets of approximately $142 million and operate two banking offices located in Boston. Century Bank and Trust Company will pay approximately $20 million in cash for Haymarket Cooperative Bank and is subject to federal and state regulatory approval. The transaction will be accounted for using the purchase method of accounting.

     During 1997 the Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with the previously planned conversion to a new core processing software and modifications to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The new core processing software is Year 2000 compliant and the other systems which require modifications are not significant and the cost is not material. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

RESULTS OF OPERATIONS

The Company's operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 10.0% in 1997 to $25,448,000 compared with $23,132,000 in 1996. Interest income was affected positively by improvements in the interest earned in most categories of earning assets. Much of the Company's earning assets were repriced to improve their respective returns. Net interest income is affected by the level of interest rates, the ability of the Company's earning assets and deposits to adjust to changes in interest rates and the mix of the Company's earning assets and deposits. The net yield on earning assets on a fully taxable equivalent basis increased to 4.99% in 1997 from 4.79% in 1996 which, in turn, had decreased from 4.86% in 1995.

     Average earning assets were $510,028,000 in 1997, an increase of $26,919,000 or 5.6% from the average in 1996, which was 9.1% higher than the average in 1995. Total average securities, including securities available for sale and securities held to maturity, increased 3.7% to $192,887,000. The increase in securities volume combined with a slight lengthening in the maturity of the portfolios resulted in higher securities income, which increased 4.1% to $12,156,000. Total average loans increased 7.9% to $304,147,000 after increasing $2,388,000 in 1996. The increase in loan volume combined with a slightly higher level of interest rates resulted in higher loan income, which increased by 7.8% or $2,062,000 to $28,353,000. Total loan income was $26,326,000 in 1995.

     The Company's sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 1.6% in 1997 after increasing by 8.3% in 1996. Borrowed funds increased by 66.3% in 1997 following an increase of 28.9% in 1996. The majority of the Company's borrowed funds are in repurchase agreements. Interest expense totaled $15,922,000 in 1997, an increase of $117,000 or .7% from 1996 when interest expense increased 7.6% from 1995. This increase in interest expense is due primarily to an increase in deposits and borrowed funds volume.

PROVISION FOR LOAN LOSS

The provision for loan losses was $660,000 in 1997 compared with $1,020,000 in 1996 and $1,560,000 in 1995. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

     The allowance for loan losses was $4,446,000 at December 31, 1997 compared with $4,179,000 at December 31, 1996 and $4,193,000 at December 31, 1995.
Expressed as a percentage of outstanding loans at year-end, the allowance was 1.41% in 1997, 1.45% in 1996 and 1.47% in 1995.

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

     The Company experienced a decrease in net charge-offs in 1997 with net charge-offs as a percent of average loans outstanding at 0.13%. The comparable figures for 1996 and 1995 were 0.37% and 0.57% respectively. Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $2,731,000 on December 31, 1997, compared with $3,304,000 on December 31, 1996.

OTHER OPERATING INCOME

The Company continued to experience good results in its fee-based services in 1997. These fee-based services include deposit related services, lock-box processing, mortgage origination services and securities brokerage services.

     Total other operating income in 1997, was $4,994,000 an increase of $233,000 or 4.9% compared to 1996. This increase followed an increase of $39,000 or 0.8% in 1996, compared to 1995. Service charge income, which continues to be the largest area of other operating income with $1,791,000 in 1997, saw an increase of $164,000 in 1997 as more customers paid demand deposit fees. Lock-box revenues totaled $1,467,000 up $187,000 in 1997, primarily as a result of an increase in the lock-box customer base. Brokerage commissions increased slightly to $1,171,000 in 1997 from $1,072,000 in 1996, which, saw an increase of $45,000 from 1995. Gain on sale of loans decreased to $136,000 in 1997 from $290,000 in 1996 and $217,000 in 1995. There were no security transactions in 1997, 1996 and 1995.

OPERATING EXPENSES

Total operating expenses excluding other real estate owned (OREO) expenses and writedowns were $18,578,000 in 1997 compared to $17,894,000 in 1996 and $18,007,000 in 1995. Total OREO expenses were $22,000 in 1997, $(20,000) in 1996 and $217,000 in 1995. At year-end the Company had $0 of OREO compared with $182,000 at December 31, 1996.

     Salaries and employee benefits expenses increased by $379,000 or 3.2% in 1997 after increasing 3.0% in 1996. Nearly all of the increase, for 1997 and 1996, was in the salaries category and was caused by an increase in the wage base.

     Occupancy expense decreased by $50,000 or 3.8% in 1997 primarily because of an increase in tenant rents. Occupancy expense decreased by 6.4% in 1996 primarily because of a decrease in building depreciation. Equipment expense increased by $5,000 in 1997 primarily because of increased equipment depreciation. Equipment expense increased by $54,000 in 1996 also because of increased equipment depreciation.

     Other operating expenses increased by $350,000 in 1997, which followed a $423,000 decrease in 1996. In 1997 increases were primarily the result of increased marketing, FDIC insurance and other operating expenses. In 1996 decreases in FDIC insurance expense and legal expense were offset by increased marketing and amortization of the core deposit intangible associated with a prior branch acquisition.

PROVISION FOR INCOME TAXES

Income tax expense was $4,205,000 in 1997, $3,405,000 in 1996 and $1,666,000 in
1995. The relatively low tax expense for 1995 is a result of reductions in the valuation reserve for deferred income taxes. The effective tax rate was 38.1% in 1997, 38.5% in 1996 and 26.7% in 1995.

MARKET RISK AND ASSET LIABILITY MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

     The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest on its net interest income using several tools. One measure of the Company's exposure to differential changes in interest rates between assets and liabilities is shown in the Company's gap table shown below. Another measure is an interest rate risk management test. This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments.

            --------------------------------------------------------------------------------------------
            Change in Interest Rates (in Basis Points)      Percentage Change in Net Interest Income (1)
            --------------------------------------------------------------------------------------------
                               +200                                             5.1%
                               +100                                             2.5%
                               -100                                            (2.0%)
                               -200                                            (3.8%)

     (1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the Net Interest Income in the various rate scenarios.

     The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

     The Company manages the mix, maturity and pricing of its assets and liabilities so that changes in interest rates will not impact earnings adversely. The interest rate gap is used to measure the Company's exposure. At December 31, 1997 the gap was:

                  ------------------------------------------------------------------------------------
                  Subject to Interest Rate Changes Within     Three Months      Three to Twelve Months
                  ------------------------------------------------------------------------------------
                  (in thousands)
                  Assets                                         $ 215,380                   $  83,530
                  Liabilities                                      253,991                     107,751
                  ------------------------------------------------------------------------------------
                  Gap                                            $ (38,611)                  $ (24,221)
                  ====================================================================================

LIQUIDITY

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $97,892,000 on December 31, 1997 compared with $67,681,000 on December 31, 1996, and $51,114,000 on December 31, 1995. In
each of the three years deposit activity has generally been adequate to support asset activity.

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

CAPITAL ADEQUACY

Total stockholders' equity was $53,857,000 at December 31, 1997, compared with $47,489,000 at December 31, 1996 and $42,935,000 at December 31, 1995. The
increases in all years reported were primarily the result of retained earnings less dividends paid, although there was a $123,000 increase in 1997, a $133,000 increase in 1996 and a $6,000 increase in 1995 from the execution of certain stock options.

     Federal banking regulators have issued risk-based capital guidelines which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a tier-1 capital-to-risk assets ratio of 4.00% and a total capital-to-risk assets ratio of 8.00%. The Company and the Bank exceeded these requirements with a tier-1 capital-to-risk assets ratio of 15.51% and 13.38% respectively, and total capital-to-risk assets ratio of 16.76% and 14.64%, respectively at December 31, 1997. Additionally, federal banking regulators have issued leverage ratio guidelines which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 1997, the Company and the Bank exceeded this requirement with leverage ratios of 9.09% and 7.85%, respectively.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. An operating segment is defined as a components of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance.

     This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 annual financial statements.

                                                     CONSOLIDATED BALANCE SHEETS


-----------------------------------------------------------------------------------------------------------------
December 31,                                                                                   1997          1996
-----------------------------------------------------------------------------------------------------------------
(dollars in thousands except share data)
ASSETS

   Cash and due from banks (note 2)                                                       $  46,868     $  46,681
   Federal funds sold and interest-bearing deposits in other banks                           51,024        21,000
                                                                                          -----------------------
       Total cash and cash equivalents                                                       97,892        67,681

   Securities available-for-sale, amortized cost $89,004,000 in 1997
     and $81,140,000 in 1996 (note 3)                                                        89,190        81,015
   Securities held-to-maturity, market value $109,454,000 in 1997
     and $107,331,000 in 1996 (notes 4 and 10)                                              109,239       107,715

   Loans, net (note 5)                                                                      316,390       288,280
   Less: allowance for loan losses (note 6)                                                   4,446         4,179
                                                                                          -----------------------
       Net loans                                                                            311,944       284,101

   Bank premises and equipment (note 7)                                                       8,718         8,265
   Accrued interest receivable                                                                4,334         4,283
   Other real estate owned, net of allowance for losses (note 8)                                 --           182
   Other assets (note 13)                                                                     9,808         7,615
                                                                                          -----------------------
       Total assets                                                                       $ 631,125     $ 560,857
                                                                                          =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
   Demand deposits                                                                        $ 123,301     $ 111,704
   Savings and NOW deposits                                                                 149,808       129,792
   Money market accounts                                                                     71,061        69,772
   Time deposits (note 9)                                                                   171,279       164,867
                                                                                          -----------------------
       Total deposits                                                                       515,449       476,135

   Securities sold under agreements to repurchase (note 10)                                  32,850        17,790
   Other borrowed funds (note 11)                                                            13,474        12,353
   Other liabilities                                                                         15,495         7,090
                                                                                          -----------------------
       Total liabilities                                                                    577,268       513,368
   Commitments and contingencies (notes 7, 15 and 16)

   Stockholders' equity (note 12):
     Class A common stock,
       $1.00 par value per share; authorized 10,000,000 shares;
         issued 3,541,447 shares in 1997 and 3,488,297 in 1996                                3,541         3,488
     Class B common stock,
       $1.00 par value per share; authorized 5,000,000 shares;
         issued 2,326,520 shares in 1997 and 2,347,720 in 1996                                2,327         2,348
     Additional paid-in-capital                                                              10,877        10,786
     Retained earnings                                                                       37,180        31,117
     Treasury stock, Class A, 30,000 shares in 1997 and 1996, at cost                          (136)         (136)
     Treasury stock, Class B, 47,550 shares in 1997 and 1996, at cost                           (41)          (41)
                                                                                          -----------------------
       Realized stockholders' equity                                                         53,748        47,562
     Unrealized gains (losses) on securities available-for-sale, net of taxes (note 3)          109           (73)
                                                                                          -----------------------
       Total stockholders' equity                                                            53,857        47,489
                                                                                          -----------------------
         Total liabilities and stockholders' equity                                       $ 631,125     $ 560,857
                                                                                          =======================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME


      ----------------------------------------------------------------------------------------------------------------
      Year Ended December 31,                                                      1997           1996            1995
      ----------------------------------------------------------------------------------------------------------------
      (dollars in thousands except share data)
      INTEREST INCOME

         Loans                                                              $    28,353    $    26,291     $    26,326
         Securities held-to-maturity                                              7,049          6,016           3,660
         Securities available-for-sale                                            5,107          5,661           4,278
         Federal funds sold and interest-bearing deposits in other banks            707            809           1,724
                                                                            ------------------------------------------
           Total interest income                                                 41,216         38,777          35,988

      INTEREST EXPENSE

         Savings and NOW deposits                                                 3,994          3,806           3,903
         Money market accounts                                                    1,888          2,084           2,487
         Time deposits (note 9)                                                   8,474          9,020           7,612
         Securities sold under agreements to repurchase                           1,075            713             632
         Other borrowed funds                                                       491            182              52
                                                                            ------------------------------------------
           Total interest expense                                                15,922         15,805          14,686
                                                                            ------------------------------------------
             Net interest income                                                 25,294         22,972          21,302

      Provision for loan losses (note 6)                                            660          1,020           1,560
                                                                            ------------------------------------------
             Net interest income after provision for loan losses                 24,634         21,952          19,742

      OTHER OPERATING INCOME

         Service charges on deposit accounts                                      1,791          1,627           1,559
         Lockbox fees                                                             1,467          1,280           1,421
         Brokerage commissions                                                    1,171          1,072           1,027
         Gain on sales of loans                                                     136            290             217
         Other income                                                               429            492             498
                                                                            ------------------------------------------
           Total other operating income                                           4,994          4,761           4,722

      OPERATING EXPENSES

         Salaries and employee benefits (note 14)                                12,120         11,741          11,394
         Occupancy                                                                1,272          1,322           1,413
         Equipment                                                                1,140          1,135           1,081
         Other real estate owned                                                     22            (20)            217
         Other (note 17)                                                          4,046          3,696           4,119
                                                                            ------------------------------------------
           Total operating expenses                                              18,600         17,874          18,224
                                                                            ------------------------------------------

             Income before income taxes                                          11,028          8,839           6,240
      Provision for income taxes (note 13)                                        4,205          3,405           1,666
                                                                            ------------------------------------------

             NET INCOME                                                     $     6,823    $     5,434     $     4,574
                                                                            ==========================================

      SHARE DATA (NOTE 12)

         Weighted average number of shares outstanding, basic                 5,772,135      5,736,230       5,722,646
         Weighted average number of shares outstanding, diluted               5,830,910      5,818,942       5,831,042
         Net income per share, basic                                        $      1.18    $      0.95     $      0.80
         Net income per share, diluted                                      $      1.17    $      0.93     $      0.78

      See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                     Unrealized
                                                                                                                 Gains (losses)
                                                                                                                  on Securities
                                           Class A   Class B    Additional               Treasury    Treasury        available-
                                            Common    Common       Paid-In   Retained       Stock       Stock         for-sale,
                                             Stock     Stock       Capital   Earnings     Class A     Class B      net of taxes
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands except share data)

BALANCE, DECEMBER 31, 1994                  $3,312    $2,488       $10,683    $22,142       $(136)       $(41)           $ (895)

Conversion of Class B common
     stock to Class A common
     stock, 91,698 shares                       92       (92)           --         --          --          --                --
Stock options exercised,
     1,667 shares                                2        --             4         --          --          --                --
Net income                                      --        --            --      4,574          --          --                --
Cash dividends, Class A common
     stock $0.12 per share                      --        --            --       (397)         --          --                --
Cash dividends, Class B common
     stock $0.0168 per share                    --        --            --        (41)         --          --                --
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                               --        --            --         --          --          --             1,240
                                           -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                   3,406     2,396        10,687     26,278        (136)        (41)              345

Conversion of Class B common
     stock to Class A common
     stock, 48,200 shares                       48       (48)           --         --          --          --                --
Stock options exercised,
     34,350 shares                              34        --            99         --          --          --                --
Net income                                      --        --            --      5,434          --          --                --
Cash dividends, Class A common
     stock $0.16 per share                      --        --            --       (543)         --          --                --
Cash dividends, Class B common
     stock $0.0224 per share                    --        --            --        (52)         --          --                --
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                               --        --            --         --          --          --              (418)
                                           -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                   3,488     2,348        10,786     31,117        (136)        (41)              (73)

Conversion of Class B common
     stock to Class A common
     stock, 21,200 shares                       21       (21)           --         --          --          --                --
Stock options exercised,
     31,950 shares                              32        --            91         --          --          --                --
Net income                                      --        --            --      6,823          --          --                --
Cash dividends, Class A common
     stock $0.20 per share                      --        --            --       (696)         --          --                --
Cash dividends, Class B common
     stock $0.028 per share                     --        --            --        (64)         --          --                --
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                               --        --            --         --          --          --               182
                                           -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                  $3,541    $2,327       $10,877    $37,180       $(136)       $(41)           $  109
                                           =====================================================================================

                                                   Total
                                           Stockholders'
                                                  Equity
--------------------------------------------------------
(dollars in thousands except share data)

BALANCE, DECEMBER 31, 1994                       $37,553

Conversion of Class B common
     stock to Class A common
     stock, 91,698 shares                             --
Stock options exercised,
     1,667 shares                                      6
Net income                                         4,574
Cash dividends, Class A common
     stock $0.12 per share                          (397)
Cash dividends, Class B common
     stock $0.0168 per share                         (41)
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                                  1,240
                                           -------------
BALANCE, DECEMBER 31, 1995                        42,935

Conversion of Class B common
     stock to Class A common
     stock, 48,200 shares                             --
Stock options exercised,
     34,350 shares                                   133
Net income                                         5,434
Cash dividends, Class A common
     stock $0.16 per share                          (543)
Cash dividends, Class B common
     stock $0.0224 per share                         (52)
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                                   (418)
                                           -------------
BALANCE, DECEMBER 31, 1996                        47,489

Conversion of Class B common
     stock to Class A common
     stock, 21,200 shares                             --
Stock options exercised,
     31,950 shares                                   123
Net income                                         6,823
Cash dividends, Class A common
     stock $0.20 per share                          (696)
Cash dividends, Class B common
     stock $0.028 per share                          (64)
Change in unrealized gains (losses)
     on securities available-for-sale,
     net of taxes                                    182
                                           -------------
BALANCE, DECEMBER 31, 1997                       $53,857
                                           =============


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

      ---------------------------------------------------------------------------------------------------------
      Year Ended December 31,                                                    1997         1996         1995
      ---------------------------------------------------------------------------------------------------------
      (in thousands)
      CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                        $  6,823     $  5,434     $  4,574
           Adjustments to reconcile net income to net cash
             provided by operating activities:
               Provision for loan losses                                          660        1,020        1,560
               Deferred income taxes                                             (710)        (616)         (82)
               Net depreciation and amortization                                  586          668          548
               (Increase) decrease in accrued interest receivable                 (51)           9       (1,001)
               (Increase) decrease in other assets                             (1,818)          72        1,382
               Loans originated for sale                                       (9,442)     (18,033)     (16,407)
               Proceeds from sales of loans                                    10,507       19,317       16,025
               Gain on sales of loans                                            (137)        (290)        (226)
               Loss (gain) on sales of other real estate owned                      1          (82)         (27)
               Provision for losses on other real estate owned                     --           --           70
               Increase (decrease) in other liabilities                         8,405          189         (690)
                                                                             ----------------------------------
                 Net cash provided by operating activities                     14,824        7,688        5,726

      CASH FLOWS FROM INVESTING ACTIVITIES:
           Proceeds from maturities of securities available-for-sale           30,235       49,193       27,860
           Purchase of securities available-for-sale                          (37,934)     (29,999)     (56,543)
           Proceeds from maturities of securities held-to-maturity             39,013       53,946       38,447
           Purchase of securities held-to-maturity                            (40,418)     (83,675)     (68,575)
           Net cash and cash equivalents received from acquisitions                --           --       17,877
           Net increase in loans                                              (29,400)      (4,823)     (13,618)
           Proceeds from sales of other real estate owned                         566        1,121        2,744
           Capital expenditures                                                (1,533)        (608)      (1,416)
                                                                             ----------------------------------
                 Net cash used in investing activities                        (39,471)     (14,845)     (53,224)

      CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase in time deposit accounts                                6,412        9,849       17,658
           Net increase in demand, savings,
             money market and NOW deposits                                     32,902        7,671       11,499
           Net proceeds from the issuance of common stock                         123          133            6
           Cash Dividends                                                        (760)        (595)        (438)
           Net increase (decrease) in securities sold
             under agreements to repurchase                                    15,060       (3,790)      11,780
           Net increase in other borrowed funds                                 1,121       10,456          963
                                                                             ----------------------------------
                 Net cash provided by financing activities                     54,858       23,724       41,468
                                                                             ----------------------------------

      Net increase (decrease) in cash and cash equivalents                     30,211       16,567       (6,030)
           Cash and cash equivalents at beginning of year                      67,681       51,114       57,144
                                                                             ----------------------------------
           Cash and cash equivalents at end of year                          $ 97,892     $ 67,681     $ 51,114
                                                                             ==================================

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
           Cash paid during the year for:
             Interest                                                        $ 14,800     $ 16,170     $ 13,884
             Income taxes                                                       4,784        3,644        1,512
           Noncash transactions:
             Property acquired through foreclosure                           $    385     $    376     $    440
           Change in unrealized gains (losses)
             on securities available-for-sale, net of taxes                  $    182     $   (418)    $  1,240
           Assets acquired and liabilities assumed through acquisitions:
               Assets acquired, net of cash and cash equivalents received          --           --     $  2,040
               Cash and cash equivalents received                                  --           --       17,877
               Liabilities assumed                                                 --           --       19,917

      See accompanying Notes to Consolidated Financial Statements.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "Comptroller"), the Federal Deposit Insurance Corporation (the "FDIC") and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services.

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

     The Bank recognizes the rights to service mortgage loans for others as an asset, including rights acquired through both purchases and originations. Capitalized mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically evaluated for impairment based on their fair value.

     Effective January 1, 1997, the Bank adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. Earlier or retroactive applications of this statement is not permitted. The Company has determined that the adoption of SFAS No. 127 will not have a material impact on its consolidated financial statements. The adoption of SFAS No. 125 did not have a significant impact.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

2. CASH AND DUE FROM BANKS

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $471,000 at December 31, 1997 and $10,768,000 at December 31, 1996.

3. SECURITIES AVAILABLE-FOR-SALE

                                               December 31,1997                                  December 31,1996
                                -----------------------------------------------   -----------------------------------------------
                                                 Gross        Gross   Estimated                    Gross        Gross   Estimated
                                Amortized   Unrealized   Unrealized      Market   Amortized   Unrealized   Unrealized      Market
                                     Cost        Gains       Losses       Value        Cost        Gains       Losses       Value
-------------------------------------------------------------------------------   -----------------------------------------------
(in thousands)
U.S. Government and Agencies      $84,582         $237          $56     $84,763     $77,283          $93         $221     $77,155
Obligations of states
   and political subdivisions         750           --           --         750       1,241           --           --       1,241
FHLB Stock                          3,419           --           --       3,419       2,364           --           --       2,364
Other                                 253            5           --         258         252            3           --         255
                                -----------------------------------------------   -----------------------------------------------
                                  $89,004         $242          $56     $89,190     $81,140          $96         $221     $81,015
                                ===============================================   ===============================================

The following tables show the maturity distribution of the Company's securities available-for-sale at December 31, 1997 and 1996:

                                                       December 31, 1997
                                  -----------------------------------------------------------
                                                   Obligations
                                          U.S.       of States                      Estimated
                                    Government   and Political                         Market
                                  and Agencies    Subdivisions    Other     Total       Value
---------------------------------------------------------------------------------------------
(in thousands)
Within one year                        $29,460            $750   $   --   $30,210     $30,253
After one but within five years         54,122              --       --    54,122      54,251
After five but within ten years          1,000              --      250     1,250       1,259
Non-maturing                                --              --    3,422     3,422       3,427
                                  -----------------------------------------------------------
                                       $84,582            $750   $3,672   $89,004     $89,190
                                  ===========================================================

                                                       December 31, 1996
                                  -----------------------------------------------------------
                                                   Obligations
                                          U.S.       of States                      Estimated
                                    Government   and Political                         Market
                                  and Agencies    Subdivisions    Other     Total       Value
---------------------------------------------------------------------------------------------
(in thousands)
Within one year                        $13,988          $1,241   $   --   $15,229     $15,254
After one but within five years         63,295              --       --    63,295      63,142
After five but within ten years             --              --      250       250         250
Non-maturing                                --              --    2,366     2,366       2,369
                                  -----------------------------------------------------------
                                       $77,283          $1,241   $2,616   $81,140     $81,015
                                  ===========================================================



There were no sales of securities available-for-sale in 1997, 1996 and 1995.

4. SECURITIES HELD-TO-MATURITY

                                                     December 31, 1997                         December 31, 1996
                               -----------------------------------------------   -----------------------------------------------
                                                Gross        Gross   Estimated                    Gross        Gross   Estimated
                               Amortized   Unrealized   Unrealized      Market   Amortized   Unrealized   Unrealized      Market
                                    Cost        Gains       Losses       Value        Cost        Gains       Losses       Value
------------------------------------------------------------------------------   -----------------------------------------------
(in thousands)
U.S. Government and Agencies    $107,117         $347         $124    $107,340    $105,582         $211         $574    $105,219
Obligations of states
  and political subdivisions          22           --           --          22          34           --           --          34
Other                              2,100           --            8       2,092       2,099           --           21       2,078
                               -----------------------------------------------   -----------------------------------------------
                                $109,239         $347         $132    $109,454    $107,715         $211         $595    $107,331
                               ===============================================   ===============================================

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $40,256,000 at December 31, 1997 and $24,746,000 at December 31, 1996.

     The following tables show the maturity distribution of the Company's securities held-to-maturity at December 31, 1997 and 1996:

                                                        December 31, 1997
                                  ------------------------------------------------------------
                                                   Obligations
                                          U.S.       of States                       Estimated
                                    Government   and Political                          Market
                                  and Agencies    Subdivisions    Other      Total       Value
----------------------------------------------------------------------------------------------
(in thousands)
Within one year                       $  9,970             $11   $2,025   $ 12,006    $ 12,009
After one but within five years         79,191              11       50     79,252      79,439
After five but within ten years         16,956              --       25     16,981      17,007
More than ten years                      1,000              --       --      1,000         999
                                  ------------------------------------------------------------
                                      $107,117             $22   $2,100   $109,239    $109,454
                                  ============================================================

                                                        December 31, 1996
                                  ------------------------------------------------------------
                                                   Obligations
                                          U.S.       of States                       Estimated
                                    Government   and Political                          Market
                                  and Agencies    Subdivisions    Other      Total       Value
----------------------------------------------------------------------------------------------
(in thousands)
Within one year                       $  2,511             $11   $    2   $  2,524    $  2,516
After one but within five years         83,636              23    2,072     85,731      85,562
After five but within ten years         18,935              --       25     18,960      18,759
More than ten years                        500              --       --        500         494
                                  ------------------------------------------------------------
                                      $105,582             $34   $2,099   $107,715    $107,331
                                  ============================================================


     There were no sales of securities held-to-maturity in 1997, 1996 or 1995.

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

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The composition of the loan portfolio at December 31, 1997 and 1996 is as follows:

                                                            1997            1996
--------------------------------------------------------------------------------
(in thousands)
Construction and land development                       $  7,549        $  3,576
Commercial and industrial                                 50,560          41,006
Industrial revenue bonds                                   2,693           3,030
Commercial real estate                                   140,270         133,757
Residential real estate                                   76,160          76,081
Residential real estate held for sale                        225             557
Consumer                                                  19,254          12,749
Home equity                                               19,031          17,330
Overdrafts                                                   648             194
                                                        ------------------------
                                                        $316,390        $288,280
                                                        ========================

     At December 31, 1997 and 1996, loans were carried net of discounts of $2,875,000 and $3,360,000 respectively. Included in these amounts at December 31, 1997 and 1996, residential real estate loans were carried net of discounts of $2,847,000 and $3,319,000 respectively, associated with the acquisition of Wollaston.

     The composition of non-accrual loans, impaired loans and troubled debt restructuring agreements is as follows:

                                                                1997        1996
--------------------------------------------------------------------------------
(in thousands)
Loans on non-accrual                                          $1,705      $2,140
  Impaired loans on non-accrual included above                 1,235       1,676

Troubled debt restructuring agreements                        $3,306      $2,543
  Impaired troubled debt restructuring
   agreements included above                                   2,280       1,377

Total recorded investment in impaired loans                   $3,515      $3,055
Average recorded value of impaired loans                      $3,157      $2,935

Loans 90 days past due and still accruing                     $    7      $  192

Interest income on non-accrual loans according to
  their original terms                                        $  202      $  270
Interest income on non-accrual loans
  actually recorded                                           $   84      $   98
Interest income recognized on impaired loans                  $  216      $  149

     The composition of impaired loans at December 31, is as follows:

                                                            1997            1996
--------------------------------------------------------------------------------
(in thousands)
Residential real estate:

  1 to 4 family                                           $  250          $  299
  Multi-family                                               771           1,201
Construction and land development                             --              --
Commercial real estate                                     2,323           1,248
Commercial and industrial                                    171             307
                                                          ----------------------
   Total                                                  $3,515          $3,055
Specific valuation allowance                                  --              --
                                                          ----------------------
   Total impaired loans                                   $3,515          $3,055
                                                          ======================

     There were no impaired loans with specific reserves at December 31, 1997 and 1996 and in the opinion of management, none of the above listed impaired loans required a specific reserve. All of the impaired loans listed above have been measured using the fair value of the collateral method.

     The Company was servicing mortgage loans sold to others without recourse of approximately $18,053,000 at December 31, 1997 and $20,359,000 at December 31, 1996. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $753,000 at December 31, 1997 and $1,092,000 at December 31, 1996.

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

     The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 1997.

                         Balance at                  Repayments          Balance at
                  December 31, 1996   Additions   and Deletions   December 31, 1997
-----------------------------------------------------------------------------------
(in thousands)

                             $  928      $1,055          $  556              $1,427
                  -----------------------------------------------------------------


6. ALLOWANCE FOR LOAN LOSSES

                                                 1997             1996            1995
--------------------------------------------------------------------------------------
(in thousands)
Balance at beginning of year                   $4,179          $ 4,193         $ 4,239
Provision charged to operating expense            660            1,020           1,560
Loans charged-off                                (689)          (1,303)         (1,828)
Loan recoveries                                   296              269             222
                                               ---------------------------------------
Balance at end of year                         $4,446          $ 4,179         $ 4,193
                                               =======================================

7. BANK PREMISES AND EQUIPMENT

December 31,                                                1997           1996
--------------------------------------------------------------------------------
(in thousands)
Land                                                    $  1,839       $  1,839
Bank premises                                              6,533          6,254
Furniture and equipment                                    9,468          8,261
Leasehold improvements                                     1,888          1,888
                                                        -----------------------
                                                          19,728         18,242
Accumulated depreciation and amortization                (11,010)        (9,977)
                                                        -----------------------
                                                        $  8,718       $  8,265
                                                        =======================

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through the year 2026. Total lease expense approximated $85,000, $144,000 and $168,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1997 were as follows:

                                                      Year              Amount
------------------------------------------------------------------------------
(in thousands)
                                                      1998             $    80
                                                      1999                  64
                                                      2000                  64
                                                      2001                  28
                                                      2002                  21
                                                Thereafter                 554
                                                ------------------------------
                                                                       $   811
                                                ==============================


8. ALLOWANCE FOR LOSSES ON OTHER REAL ESTATE OWNED

                                           1997             1996            1995
--------------------------------------------------------------------------------
(in thousands)
Balance at beginning of year             $   19           $   60          $  238
Valuation writedowns                        (19)             (41)           (248)
Provision charged to expense                 --               --              70
                                         ---------------------------------------
Balance at end of year                   $   --           $   19          $   60
                                         =======================================

9. DEPOSITS

      Time deposits as of December 31 are as follows:

                                                        1997             1996
-----------------------------------------------------------------------------
(in thousands)
Three months or less                                $101,719         $ 60,569
Three through twelve months                           55,263           57,369
Over twelve months                                    14,297           46,929
                                                    -------------------------
                                                    $171,279         $164,867
                                                    =========================

Time deposits in denominations of $100,000 or more totaled $63,214,000 and $45,646,000 at December 31, 1997 and 1996, respectively. Interest expense associated with deposits in denominations of $100,000 or more was $2,251,000, $2,124,000 and $1,749,000 for the years ended 1997, 1996 and 1995, respectively.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                   1997        1996        1995
--------------------------------------------------------------------------------
(dollars in thousands)
Average rate at December 31,                       4.49%       4.34%       4.25%
Average balance outstanding during the year     $24,994     $16,654     $14,390
Average rate during the year                       4.30%       4.28%       4.39%
Maximum amount outstanding at any month-end     $39,060     $17,790     $21,580
Amount outstanding at December 31,              $32,850     $17,790     $21,580

Amounts outstanding at December 31, 1997, 1996 and 1995 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $32,776,000, $17,762,000 and $21,497,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 1997, 1996 and 1995, respectively. The approximate market value of the collateral at those dates was $32,814,000, $17,605,000 and $21,715,000, respectively.

11. OTHER BORROWED FUNDS

December 31,                                          1997                1996
------------------------------------------------------------------------------
(in thousands)
Treasury tax and loan note                         $   834             $   726
Federal Home Loan Bank - IDEAL Advance                  -               10,000
Federal Home Loan Bank - Advance                    11,454               1,489
Other                                                1,186                 138
                                                   ---------------------------
                                                   $13,474             $12,353
                                                   ===========================

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. The Bank borrowed $10,000,000 from the Federal Home Loan Bank on December 31, 1997 as an overnight advance. The interest rate on this advance was 7.05%. The Bank also borrowed $1,500,000 during 1996 from Federal Home Loan Bank. The borrowing bears interest at a fixed rate of 7.20%, has a remaining principal balance of $1,454,000 and matures on July 24, 2006.

12. STOCKHOLDERS' EQUITY

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

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending December 31, 1997. Primary EPS has been replaced with basic EPS and fully diluted EPS has been replaced with diluted EPS. Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. Diluted EPS is very similar to fully diluted EPS. The statement also requires a reconciliation of basic EPS to diluted EPS. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 1997, 1996 and 1995 was an increase of 58,775, 82,712 and 108,396 shares, respectively.

STOCK OPTION PLAN

On March 10, 1987, the common stockholders of the Company approved a stock option plan (the "Option Plan") that provides for granting of options for not more than 150,000 shares of Class A common stock. Under the Option Plan, all officers and other key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plan is administered by the Compensation Committee whose members are ineligible to participate in the Option Plan. Based on management's recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares to be granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (no more than ten years from the date of grant). Options exercisable at December 31, 1997 totaled 78,533 with a weighted average option price of $3.75.

     Information with regard to the stock option plan is as follows:

                                           Number of            Weighted Average
                                       Option Shares      Option Price Per Share
--------------------------------------------------------------------------------
Outstanding at December 31, 1994             146,500                       $3.80
Granted                                           --                          --
Exercised                                     (1,667)                       3.75
Cancelled                                         --                          --
--------------------------------------------------------------------------------
Outstanding at December 31, 1995             144,833                        3.80
Granted                                           --                          --
Exercised                                    (34,350)                       3.89
Cancelled                                         --                          --
--------------------------------------------------------------------------------
Outstanding at December 31, 1996             110,483                        3.78
Granted                                           --                          --
Exercised                                    (31,950)                       3.84
Cancelled                                         --                          --
--------------------------------------------------------------------------------
Outstanding at December 31, 1997              78,533                       $3.75
================================================================================

A summary of options by maturity is as follows:

Expiring During the                    Number of                Weighted average
Year Ended December 31,                   Shares          Option Price Per Share
--------------------------------------------------------------------------------
1998                                          --                              --
1999                                          --                              --
2000                                          --                              --
2001                                      78,533                         $  3.75
2002                                          --                              --
--------------------------------------------------------------------------------
                                          78,533                         $  3.75
================================================================================

The Company measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25. The Company granted no stock options during 1997, 1996 or 1995 and, therefore, no disclosures of proforma net income and earnings per share as if the fair value method had been applied are required. The new disclosures will be provided when additional stock options are granted.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                             To Be Well Capitalized
                                                                                                             Under Prompt Corrective
                                                         Actual              For Capital Adequacy Purposes      Action Provisions
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Amount           Ratio           Amount        Ratio         Amount         Ratio
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
As of December 31, 1997:
  Total capital (to risk-weighted assets)        $49,735          14.64%          $27,179         8.0%        $33,974         10.0%
  Tier I capital (to risk-weighted assets)        45,474          13.38%           13,590         4.0%         20,384          6.0%
  Tier I capital (to average assets)              45,474           7.85%           22,670         4.0%         28,338          5.0%
As of December 31, 1996:
  Total capital (to risk-weighted assets)        $44,004          14.74%          $23,882         8.0%        $29,852         10.0%
  Tier I capital (to risk-weighted assets)        40,267          13.49%           11,941         4.0%         17,911          6.0%
  Tier I capital (to average assets)              40,267           7.46%           21,577         4.0%         26,971          5.0%

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which is effective for 1997 financial statements. The Company's disclosures currently comply with the provisions of this statement.

13. INCOME TAXES

The current and deferred components of income tax expense for the years ended December 31 are as follows:

                                          1997             1996            1995
--------------------------------------------------------------------------------
(in thousands)
Current expense:
  Federal                               $3,824        $   2,959          $1,302
  State                                  1,091            1,062             446
                                        ---------------------------------------
   Total current expense                 4,915            4,021           1,748
                                        =======================================
Deferred expense:
  Federal                                 (541)            (238)            716
  State                                   (169)             (78)            337
  Change in valuation reserve               --             (300)         (1,135)
                                        ---------------------------------------
   Total deferred expense                 (710)            (616)            (82)
                                        ---------------------------------------
Provision for income taxes              $4,205        $   3,405          $1,666
                                        =======================================

Income tax accounts included in other assets and other liabilities at December 31 are as follows:

                                                       1997                 1996
--------------------------------------------------------------------------------
(in thousands)
Currently payable                                    $ (419)             $  (287)
Deferred income tax asset, net                        2,235                1,655
                                                     ---------------------------
                                                     $1,816              $ 1,368
                                                     ===========================

Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 34% to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

                                            1997            1996            1995
--------------------------------------------------------------------------------
(in thousands)
Federal income tax expense
  at statutory rates                     $ 3,750         $ 3,005         $ 2,121
State income taxes, net of Federal
  income tax benefit                         608             649             517
Effect of tax-exempt interest               (102)           (105)           (132)
Change in valuation reserve                   --            (300)         (1,135)
Other                                        (51)            156             295
                                         ---------------------------------------
                                         $ 4,205         $ 3,405         $ 1,666
                                         =======================================
Effective Tax Rate                          38.1%           38.5%           26.7%

Management believes that it is more likely than not that the net deferred income tax asset of $2,235,000 at December 31, 1997 will be realized. The federal tax portion of $1,622,000 of the deferred tax asset is supported by the availability of federal income taxes paid in prior carryback years.

     The valuation reserve was reduced by $300,000 in 1996 in recognition of the operating results achieved and the increase in recoverable federal income taxes paid in prior years.

     The following table sets forth the Company's gross deferred income tax assets and gross deferred income tax liabilities at December 31:

                                                            1997           1996
--------------------------------------------------------------------------------
(in thousands)
Deferred income tax assets:
  Allowance for loan losses                              $ 1,055        $   722
  Other real estate owned writedowns                          --              8
  Deferred compensation                                    1,625          1,340
  Unrealized loss on securities available-for-sale            --             52
  Acquisition premium                                         95             50
  Other                                                       12             79
                                                         ----------------------
   Gross deferred income tax asset                         2,787          2,251
Deferred income tax liabilities:
  Unrealized gain on securities available-for-sale           (77)            --
  Purchase accounting                                       (297)          (388)
  Depreciation                                              (157)          (183)
  Other                                                      (21)           (25)
                                                         ----------------------
   Deferred income tax asset, net                        $ 2,235        $ 1,655
                                                         ======================

14. EMPLOYEE BENEFITS

The Company's noncontributory defined benefit pension plan covers substantially all full-time employees. Benefits are based on employee's years of service and highest five year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act.

                                                      1997                1996
------------------------------------------------------------------------------
(dollars in thousands)
Projected benefit obligation                        $6,319             $ 4,859
Plan assets at fair value                            4,171               3,341
                                                    --------------------------
Projected benefit obligation in
   excess of plan assets                            $2,148             $ 1,518
                                                    ==========================

     The assumptions used in determining the projected benefits obligation were as follows:

Discount rate                                         7.00%               7.00%
Rate of increase in compensation levels               5.00%               5.00%

Certain changes in the items shown are not recognized as they occur, but are amortized over subsequent periods. Unrecognized amounts to be amortized and the amounts included in the Consolidated Balance Sheets are as follows:

December 31,                                          1997                1996
------------------------------------------------------------------------------
(in thousands)
Unrecognized net loss                               $  987             $   200
Unrecognized past service costs                        722                 821
Transition obligation                                    3                   4
Accrued pension expense                                436                 493
                                                    --------------------------
Projected benefit obligation in
   excess of plan assets                            $2,148             $ 1,518
                                                    ==========================

     The assumptions used and the components of net pension expense for the years ended December 31, 1997, 1996 and 1995 include the following:

Years Ended December 31,                                1997       1996       1995
----------------------------------------------------------------------------------
(dollars in thousands)
Assumptions used
   Discount rate                                        7.00%      7.00%      8.00%
   Rate of increase in compensation levels              5.00%      5.00%      5.00%
   Expected long term rate of return on plan assets     8.00%      8.00%      8.00%

Net pension cost:
   Service cost; benefits earned during this period    $ 357      $ 318      $ 256
   Interest cost on projected benefit obligation         340        308        260
   Actual return on plan assets                         (354)      (208)      (181)
   Net amortization and deferral                         174        120        117
                                                       ---------------------------
Net periodic pension expense                           $ 517      $ 538      $ 452
                                                       ===========================

     In 1996, the Company began offering a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary with no matching contributions. Administrative costs associated with the plan are absorbed by the Company.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has a Supplemental Insurance/Retirement Plan which is limited to certain officers and employees of the Company. The plan is voluntary and participants are required to contribute to its cost. Under the plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies are purchased covering the life of each participant. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy's proceeds. The amount of pension liability recorded on the books of the Company related to the supplemental retirement plan was $3.9 million and $3.2 million on December 31, 1997 and 1996, respectively. The net cost to the Company for this plan for the years ended December 31, 1997, 1996 and 1995 was $558,000, $306,000 and $247,000, respectively.

     The Company does not offer any post retirement benefits other than pensions.

15. COMMITMENTS AND CONTINGENCIES

A number of legal claims against the Bank arising in the normal course of business were outstanding at December 31, 1997. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company's consolidated financial position.

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

     Financial instruments with off-balance sheet risk at December 31 are as follows:

Contract or Notional Amount                           1997                1996
------------------------------------------------------------------------------
(in thousands)
Financial instruments whose contract amount
  represents credit risk:
   Commitments to originate 1-4 family mortgages   $   163             $   106
   Standby letters of credit                         1,561                 945
   Unused lines of credit                           85,204              66,696
   Unadvanced portions of construction loans           321               2,190
Financial instruments whose contract amount
  exceeds the amount of credit risk:
   Commitments to sell 1-4 family mortgages            388                 663

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

     In addition to general commitments, the Company originates 1-4 family mortgages for sale in the secondary markets. These loans are sold with and without recourse and no loan is originated without its sale having been pre-arranged. The Company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $753,000 at December 31, 1997 and $1,092,000 at December 31, 1996.

17. OTHER OPERATING EXPENSES

Year Ended December 31,                          1997             1996            1995
---------------------------------------------------------------------------------------
(in thousands)
Marketing                                      $1,024          $   835          $  650
Supplies                                          441              471             522
Telephone                                         227              218             198
Postage and delivery                              465              512             514
Legal and audit                                   330              316             486
Insurance                                         187              184             192
FDIC assessment                                    57                2             473
Core deposit intangible amortization              200              200              25
Other                                           1,115              958           1,059
                                             ------------------------------------------
                                               $4,046          $ 3,696          $4,119
                                             ==========================================

18. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments. Excluded from this disclosure are certain financial instruments for which it is not practical to estimate their value and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

     Off-balance-sheet instruments: The fair values of the Company's unused lines of credit, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Company's commitments to sell mortgage loans approximates the estimated cost to terminate or otherwise settle the obligations with the counterparties. Therefore, at December 31, 1997 and 1996, there was no fair value adjustment.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                              1997                                     1996
----------------------------------------------------------------------------------------------------------------------------
                                                  Carrying                                  Carrying
                                                  Amounts            Fair Value              Amounts           Fair Value
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Financial assets:

  Cash and cash equivalents                    $    97,892         $    97,892            $     67,681        $   67,681
  Securities available-for-sale                     89,190              89,190                  81,015            81,015

  Investment securities held-to-maturity           109,239             109,454                 107,715           107,331
  Net loans                                        311,944             315,653                 284,101           286,494
  Accrued interest receivable                        4,334               4,334                   4,283             4,283

Financial liabilities:

  Deposits                                         515,449             515,904                 476,135           476,787
  Repurchase agreements
   and other borrowed funds                         46,324              46,324                  30,143            30,143
  Accrued interest payable                           3,123               3,123                   2,000             2,000

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


19. QUARTERLY RESULT OF OPERATIONS

1997 Quarters                                Fourth         Third          Second         First
--------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Interest income                            $   10,593     $   10,395     $   10,332     $    9,896
Interest expense                                4,094          3,991          3,992          3,845
                                          ---------------------------------------------------------
  Net interest income                           6,499          6,404          6,340          6,051
Provision for loan losses                         135            135            135            255
                                          ---------------------------------------------------------
  Net-interest income after provisions

   for loan losses                              6,364          6,269          6,205          5,796
Other operating income                          1,347          1,248          1,255          1,144
Operating expenses                              4,613          4,693          4,663          4,630
                                          ---------------------------------------------------------
  Income before income taxes                    3,098          2,824          2,797          2,310
Provision for income taxes                      1,045          1,093          1,133            934
  Net income                               $    2,053     $    1,731     $    1,664     $    1,376
                                          =========================================================
Share Data
  Average shares outstanding, basic         5,779,946      5,777,767      5,769,282      5,761,278
  Average shares outstanding, diluted       5,842,167      5,846,473      5,834,441      5,835,391
Earnings per share, basic                  $     0.36     $     0.30     $     0.29     $     0.24
Earnings per share, diluted                $     0.35     $     0.30     $     0.29     $     0.24
                                          =========================================================


1996 Quarters                                Fourth         Third          Second         First
--------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest income                            $    9,789     $    9,887     $    9,706     $    9,395
Interest expense                                3,809          4,052          4,041          3,903
                                          ---------------------------------------------------------
  Net interest income                           5,980          5,835          5,665          5,492
Provision for loan losses                         255            255            255            255
                                          ---------------------------------------------------------
  Net-interest income after provisions

   for loan losses                              5,725          5,580          5,410          5,237
Other operating income                          1,143          1,060          1,270          1,288
Operating expenses                              4,417          4,337          4,502          4,618
                                          ---------------------------------------------------------
  Income before income taxes                    2,451          2,303          2,178          1,907
Provision for income taxes                        903            899            880            723
                                          ---------------------------------------------------------
  Net income                               $    1,548     $    1,404     $    1,298     $    1,184
                                          =========================================================
Share Data
  Average shares outstanding, basic         5,743,657      5,738,706      5,736,220      5,726,227
  Average shares outstanding, diluted       5,831,192      5,836,271      5,828,748      5,818,968
Earnings per share, basic                  $     0.27     $     0.24     $     0.23     $     0.21
Earnings per share, diluted                $     0.27     $     0.24     $     0.22     $     0.20
                                          =========================================================

20. PARENT COMPANY FINANCIAL STATEMENTS


The balance sheets of Century Bancorp, Inc. ("Parent Company") as of December 31, 1997 and 1996 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 1997 are presented below. The statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and are therefore not presented here.

BALANCE SHEETS

December 31,                                                          1997                1996
------------------------------------------------------------------------------------------------
(in thousands)
Assets:

     Cash                                                           $  7,602             $ 6,409
     Investment in subsidiary, at equity                              46,550              41,363
     Other assets                                                         83                  87
                                                               ---------------------------------
        Total assets                                                  54,235             $47,859
                                                               =================================

Liabilities and Stockholders' Equity:

     Liabilities                                                    $    378             $   370
     Stockholders' equity                                             53,857              47,489
                                                               ---------------------------------
        Total liabilities and stockholders' equity                  $ 54,235             $47,859
                                                               =================================

STATEMENTS OF INCOME

Year Ended December 31,                                 1997             1996            1995
-----------------------------------------------------------------------------------------------
(in thousands)

Income:

   Dividends from subsidiary                         $ 1,702          $ 1,544         $   939
   Interest income from deposits in bank                 289              253             216
   Other income                                           12               12              12
                                                     ------------------------------------------
    Total income                                       2,003            1,809           1,167
Operating expenses                                        73               69              79
                                                     ------------------------------------------
   Income before income taxes and equity in
    undistributed income of subsidiary                 1,930            1,740           1,088
Income tax expense                                       112               89              66
                                                     ------------------------------------------
   Income before equity in undistributed
    income of subsidiary                               1,818            1,651           1,022
Equity in undistributed income of subsidiary           5,005            3,783           3,552
                                                     ------------------------------------------
   Net income                                        $ 6,823          $ 5,434         $ 4,574
                                                     ==========================================

STATEMENTS OF CASH FLOWS

Year Ended December 31,                                 1997             1996            1995
----------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities:

   Net income                                        $ 6,823          $ 5,434         $ 4,574
   Adjustments to reconcile net income to
    net cash provided by operating activities:

      Undistributed income of subsidiary              (5,005)          (3,783)         (3,552)
      Depreciation and amortization                        6                6               6
      Increase in other assets                            (2)              (1)             (3)
      Increase (decrease) in liabilities                   8              129            (298)
                                                     -----------------------------------------
       Net cash provided by operating activities       1,830            1,785             727
                                                     -----------------------------------------
Cash flows from investing activities:

   None                                                 --               --              --
Cash flows from financing activities:
   Stock options exercised                               123              133               6
   Cash dividends paid                                  (760)            (595)           (438)
                                                     -----------------------------------------
       Net cash used by financing activities            (637)            (462)           (432)
                                                     -----------------------------------------
Net increase in cash                                   1,193            1,323             295
Cash at beginning of year                              6,409            5,086           4,791
                                                     -----------------------------------------
Cash at end of year                                  $ 7,602          $ 6,409         $ 5,086
                                                     =========================================
Supplemental disclosures of cash flow
information: Cash paid during the year
for:

   Income taxes                                       $  111          $    93         $    70

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21. SUBSEQUENT EVENT - ACQUISITION

In December 1997, Century Bancorp, Inc. announced an agreement to acquire Haymarket Cooperative Bank ("Haymarket") and merge Haymarket into Century Bank and Trust Company. This acquisition is expected to be completed on or before April 1, 1998. Haymarket is headquartered in Boston, Massachusetts and operates two banking offices located in Boston. Haymarket is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential real estate, consumer and small business loans.

     Total assets of Haymarket were approximately $142 million at December 31, 1997. Under the terms of the agreement, Century Bank and Trust Company will pay approximately $20 million in cash for Haymarket and the acquisition is subject to federal and state regulatory approval. The transaction will be accounted for using the purchase method of accounting.

The following pro-forma condensed balance sheet was prepared as if this acquisition had taken place at December 31, 1997.


PRO-FORMA CONDENSED BALANCE SHEETS
DECEMBER 31,1997

(unaudited)                                     Century                         Pro-Forma        Pro-Forma
                                             Bancorp, Inc.    Haymarket        Adjustments        Combined
-----------------------------------------------------------------------------------------------------------
(in thousands)
Assets:

  Cash and cash equivalents                     $  97,892     $   5,015        $ (20,395)(a)     $  82,512
  Securities                                      198,429        54,278 (b)                        252,707
  Loans, net                                      311,944        79,358 (c)                        391,302
  Bank premises and equipment                       8,718           725                              9,443
  Other assets                                     14,142         2,561            3,397 (a)        20,100
                                             --------------------------------------------------------------
   Total assets                                 $ 631,125     $ 141,937        $ (16,998)        $ 756,064
                                             ==============================================================

Liabilities:

  Deposits                                      $ 515,449     $ 119,984 (c)                      $ 635,433
  Borrowed funds                                   46,324         3,000 (c)                         49,324
  Other liabilities                                15,495         1,955                             17,450
                                             --------------------------------------------------------------
   Total liabilities                              577,268       124,939                            702,207

Stockholders' equity                               53,857        16,998          (16,998)(a)        53,857
                                             --------------------------------------------------------------
   Total liabilities & stockholders' equity     $ 631,125     $ 141,937        $ (16,998)        $ 756,064
                                             ==============================================================

     (a) Purchase of Haymarket funded by sale of federal funds.

     (b) All of Haymarket's securities are classified as available-for-sale and carried at fair value.

     (c) Haymarket's loans, deposits and borrowed funds are generally short term in nature and approximate fair value.

     The following pro-forma condensed results of Century Bancorp, Inc. were prepared as if this acquisition had taken place on January 1, 1997. The pro-forma results are not necessarily indicative of the actual results of operations had the Company's acquisition of Haymarket actually occurred on January 1, 1997.

PRO-FORMA CONDENSED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31,1997
(unaudited)                                               Century                                 Pro-Forma       Pro-Forma
                                                        Bancorp, Inc.           Haymarket        Adjustments      Combined
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Interest income                                           $ 41,216              $ 12,842         $ (1,122)(a)     $ 52,936
Interest expense                                            15,922                 6,859                            22,781
                                                       ---------------------------------------------------------------------
  Net interest income                                       25,294                 5,983           (1,122)          30,155
Provision for loan losses                                      660                  (841)                             (181)
                                                       ---------------------------------------------------------------------
  Net interest income after provision for loan losses       24,634                 6,824           (1,122)          30,336

Operating income                                             4,994                   200                             5,194
Operating expenses                                          18,600                 3,995              340 (b)       22,935
                                                       ---------------------------------------------------------------------
  Income before income taxes                                11,028                 3,029           (1,462)          12,595
Provision for income taxes                                   4,205                   890             (464)(c)        4,631
                                                       ---------------------------------------------------------------------

  Net income                                              $  6,823              $  2,139         $   (998)        $  7,964
                                                       =====================================================================
Net income per share, basic                               $   1.18                  --               --           $   1.38
Net income per share, diluted                             $   1.17                  --               --           $   1.37

   (a) Foregone interest on federal funds sold to finance purchase of Haymarket.

   (b) Amortization of goodwill assuming ten year amortization period.

   (c) Tax effect of the interest income adjustments.

INDEPENDENT AUDITORS' REPORT


KPMG PEAT MARWICK LLP
Certified Public Accountants
99 High Street
Boston, Massachusetts 02110

THE BOARD OF DIRECTORS CENTURY BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                             /s/ KPMG Peat Marwick LLP


January 12, 1998

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 1997 are as follows:

      NAME                                      AGE                           POSITION
George R. Baldwin                               54         Director, Century Bancorp, Inc., and Century Bank and Trust Co.,

Roger S. Berkowitz                              45         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Karl E. Case, Ph. D.                            51         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Henry L. Foster, D.V.M.                         72         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Marshall I. Goldman, Ph. D.                     67         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Russell B. Higley, Esquire                      58         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan B. Kay                                 38         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Fraser Lemley                                   57         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph P. Mercurio                              49         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph J. Senna, Esquire                        58         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Barry R. Sloane                                 42         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan G. Sloane                              39         Director and Senior Vice President, Century Bancorp, Inc.; President
                                                           and COO, Century Bank and Trust Company

Marshall M. Sloane                              71         Chairman, President and CEO, Century Bancorp, Inc., Chairman and
                                                           CEO, Century Bank and Trust Company

Stephanie Sonnabend                             44         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

George F. Swansburg                             55         Director and Executive Vice President, Century Bancorp, Inc.;
                                                           Director, Vice Chairman, Century Bank and Trust Company

Jon Westling                                    55         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

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

Dr. Case became a director of the Company in 1996. Dr. Case has been a director of Century Bank and Trust Company since March 1995. He is the Marion Butler McLean Professor of Economics at Wellesley College and a Visiting Scholar at the Federal Reserve Bank of Boston.

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

Mr. Kay became a director of the Company in January 1997. He was also elected a director of Century Bank and Trust Company in January 1997. Mr. Kay is President of The Kay Companies.

Mr. Lemley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since March 1988. Mr. Lemley is Chairman of the Board of Sentry Ford, Inc., Sentry Lincoln-Mercury, Inc., and Sentry South Lincoln-Mercury, Inc.

Mr. Mercurio became a director of the Company in 1991. He was formerly a director of Century Bank and Trust Company from 1989 to 1991. He is an Executive Vice President of Boston University.

Mr. Senna became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney.

Mr. Barry R. Sloane became a director of the Company in January 1997. He was also elected a director of Century Bank and Trust Company in January 1997. Mr. Sloane is Head of Private Banking (North America) at Credit Suisse Private Banking.

Mr. Jonathan G. Sloane became a director of the Company in 1986. He was elected President and director of Century Bank/Suffolk in 1983. In 1992 he was elected Executive Vice President of Century Bank and Trust Company and in 1995 promoted to Senior Executive Vice President. Mr. Sloane is currently President and COO of Century Bank and Trust Company.

Mr. Marshall M. Sloane is the founder of the Company and has been Chairman, President and CEO since its organization in 1972. He founded Century Bank and Trust Company in 1969 and is currently its Chairman and CEO.

Ms. Sonnabend became a director of the Company in July 1997. She has been a director of Century Bank and Trust Company since April 1997. Ms Sonnabend is President of Sonesta International Hotels Corporation.

Mr. Swansburg became a director of the Company in 1986 and was elected Executive Vice President in 1995. He was President of Century North Shore Bank and Trust Company. In 1992 he was elected President and COO of Century Bank and Trust Company. He is currently Vice Chairman of Century Bank and Trust Company.

Mr. Westling became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since April 1995. Mr. Westling is President of Boston University.

All of the Company's directors are elected annually and hold office until their successors are duly elected and qualified. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Jonathan G. Sloane are the sons of Marshall M. Sloane and Jonathan B. Kay is the son-in-law of Marshall M. Sloane.

The Company has a Compensation and Audit Committee. The Compensation Committee is a committee of the Board of Directors composed of Joseph P. Mercurio as Chairman, Fraser Lemley and Roger S. Berkowitz. It reviews the salaries of the Company's officers and administers the Company's Supplemental Executive Insurance/Retirement Income Plan, Incentive Compensation Plan and Stock Option Plan.

The Audit Committee is composed of Joseph Senna, Chairman and George Baldwin, Russell B. Higley and Jon Westling. It meets with KPMG Peat Marwick LLP, independent certified public accountants, in connection with the annual audit of the Company's financial statements and reviews the findings and recommendations of the FRB, FDIC and Massachusetts Bank Commissioner's staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiary.

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

Marshall M. Sloane                                      Chairman, President and CEO; Chairman and CEO, Century Bank
                                                        and Trust Company.

George F. Swansburg                                     Director and Executive Vice President; Director and Vice Chairman, Century
                                                        Bank and Trust Company.

Jonathan G. Sloane                                      Director and Senior Vice President; Director President and COO, Century
                                                        Bank and Trust Company.

Paul V. Cusick, Jr.                                     Vice President and Treasurer;
                                                        Executive Vice President, Chief Financial Officer and Treasurer,
                                                        Century Bank and Trust Company.  Mr. Cusick is 53 years of age.

Donald H. Lang                                          Executive Vice President, Century Bank and Trust
                                                        Company with responsibility for lending.  Mr. Lang
                                                        is 57 years of age.

William J. Sloboda                                      Executive Vice President, Century Bank and Trust Company with responsibility for operations.  Mr. Sloboda is 55 years of age.

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

BASE SALARY

Base salary levels are set so that the Company has the management talent to meet the challenges in the financial services industry. Several factors are included in setting base salaries including the responsibilities of the executive officer, the scope of the executive's position, individual performance and salary levels at peer banks. Historically, the Company's executive compensation practices have been designed to provide total compensation in the middle range of compensation levels at similar banking institutions. Salary increases for the senior management group have averaged 3% to 6% during the last several years.

CASH INCENTIVE PLANS

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. No bonuses are paid unless actual earnings are at least 85% of budgeted net income. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 1997, 1996 and 1995 are shown in the Summary Compensation Table.

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

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 1997 cash compensation for Mr. Sloane was $563,460 of which $438,200 was base salary.

CONCLUSION

The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

                            Comparison of Five-Year
                            Cumulative Total Return*

[LINE GRAPH]


Value of $100 Invested on December 31, 1992 at:

                   12/31/93       12/31/94       12/31/95       12/31/96       12/31/97
Century             115.06         267.51         342.97         450.46         621.64
Nasdaq Banks        114.04         119.27         169.27         223.41         377.44
Nasdaq U.S.         114.80         112.16         158.70         195.19         239.53


* Assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 1992 and that all dividends were reinvested.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for fiscal years ending December 31, 1995, 1996 and 1997, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.


                                                   SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Long-Term Compensation
                                                                       -------------------------------------------
                                       Annual Compensation                       Awards                 Payouts
------------------------------------------------------------------------------------------------------------------
                                                                        Restricted      Securities
Name                                                                      Stock         Underlying        LTIP
and                              Salary      Bonus(1)        Other        Awards         Options/        Payouts        All Other
Principal Position      Year      ($)           ($)           ($)          ($)           SARs (#)          ($)        Compensation
----------------------------------------------------------------------------------------------------------------------------------
Marshall M. Sloane      1997    438,200       139,000          0            0               0               0              0
Chairman                1996    413,400       125,260          0            0               0               0              0
                        1995    390,000       107,250          0            0               0               0              0
George F. Swansburg     1997    191,100       50,496           0            0               0               0              0
Vice Chairman           1996    183,800       45,582           0            0               0               0              0
                        1995    173,400       39,015           0            0               0               0              0
Jonathan G. Sloane      1997    154,000       40,905           0            0               0               0              0
President               1996    148,000       36,852           0            0               0               0              0
                        1995    140,000       31,500           0            0               0               0              0
Donald H. Lang          1997    127,000       30,793           0            0               0               0              0
Executive Vice          1996    123,300       27,742           0            0               0               0              0
President               1995    118,600       23,720           0            0               0               0              0
William J. Sloboda      1997    147,900       36,827           0            0               0               0              0
Executive Vice          1996    145,000       29,000           0            0               0               0              0
President               1995    141,900       28,380           0            0               0               0              0
----------------------------------------------------------------------------------------------------------------------------------


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

NAME OF INDIVIDUAL                           NUMBER OF SHARES
--------------------------                   ----------------
Marshall M. Sloane                                20,000
George F. Swansburg                               20,000
Donald H. Lang                                    15,000
Jonathan G. Sloane                                16,000
William J. Sloboda                                16,000


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

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual's salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $2,191,000, $955,500, $635,000, $770,000,
$739,000 for Messrs. Marshall M. Sloane, Swansburg, Lang, Jonathan G. Sloane and Sloboda.

Premiums paid by the Company in 1997 amounted to $87,800, $31,700, $27,600, $8,300, $28,400, for policies on the lives of Messrs. Marshall M. Sloane, Swansburg, Lang, Jonathan G. Sloane and Sloboda. The policies are on an "insurance bonus" basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy's proceeds. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

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


As of January 1, 1997, Messrs. Marshall M. Sloane, Swansburg, Lang, Jonathan G. Sloane, and Sloboda were 100%, 77.5%, 85.0%, 100%, and 100% vested, respectively, under the Supplemental Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 1997 (i) by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Class A or Class B Common Stock (ii) by each of the Company's directors and certain officers; and (iii) by all directors and officers of the Company as a group.

NUMBER OF BENEFICIAL
OWNER & ADDRESS OR NUMBER                  CLASS A             % A          CLASS B        % B
OF PERSONS IN GROUP                        OWNED               OWNED         OWNED         OWNED
------------------------------------       ---------           -----      -----------      -----
Charles J. Moore,(i)                       222,000             6.32%
The Banc Funds
208 South LaSalle Street
Chicago, IL 60604

Marshall M. Sloane,(i),(ii)                 15,973(1)          0.45%      1,714,330(2)     75.22%
400 Mystic Ave.
Medford, MA  02155

George R. Baldwin,(ii)                       5,960             0.17%
Roger S. Berkowitz,(ii)                      1,934             0.06%
Karl E. Case,(ii)                              342             0.01%
Paul V. Cusick, Jr., (ii)                    8,200             0.23%
Henry L. Foster, D.V.M.,(ii)                18,471             0.53%          1,000         0.04%
Marshall I. Goldman,(ii)                       261(3)          0.01%         30,000(4)      1.32%
Russell B. Higley, Esquire,(ii)              4,440             0.13%
Jonathan B. Kay,(ii)                         2,946             0.08%         60,000(6)      2.63%
Donald H. Lang,(ii)                          6,600             0.19%
Fraser Lemley,(ii)                           2,219             0.06%
Joseph P. Mercurio,(ii)                      1,362             0.04%
Joseph J. Senna,(ii)                         2,818             0.08%         42,000(5)      1.84%
Barry R. Sloane,(ii)                           251             0.01%
Jonathan G. Sloane,(ii)                        614             0.02%         60,000         2.63%
William J. Sloboda,(ii)                      7,009             0.20%            500         0.02%
Stephanie Sonnabend,(ii)                       126             0.00%
George F. Swansburg,(ii)                    17,100             0.49%
Jon Westling,(ii)                              385             0.01%

All directors and officers as a group
(20 in number),(iii)                       101,111             2.87%      1,907,930        83.72%


(1) Includes 2,500 shares owned by Mrs. Sloane and also includes 13,316 shares held in trust for Mr. Sloane's grandchildren.

(2) Includes 1,500 shares owned by Mrs. Sloane, and does not include 120,000 shares owned by Mr. Sloane's children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares.

(3) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.

(4) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)   Includes 34,800 shares owned by Mrs. Senna.

(6)   Entire 60,000 shares are owned by Mrs. Kay, Marshall Sloane's daughter.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company's knowledge, there currently are none) are required by SEC regulation to furnish the Company's with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the corporation believes that, during 1997, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with, except that reports on initial holdings and subsequent purchases by one director were filed late.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  (1)   Financial Statements.

                  The following financial statements of the company and its subsidiaries are presented in Item 8:

                  Independent Auditors' Report

                  Consolidated Balance Sheets - December 31, 1997 and 1996

                  Consolidated Statements of Income -- Years Ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Changes in Stockholders' Equity -Years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows-Years Ended December 31, 1997, 1996 and 1995

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 1998

                                Century Bancorp, Inc.



                                /s/ Marshall M. Sloane
                                ------------------------------------------------
                                By: Marshall M. Sloane, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.


/s/ George R. Baldwin                             /s/ Barry R. Sloane
------------------------------------------        -------------------------------------------------------
George R. Baldwin, Director                       Barry R. Sloane, Director


/s/ Roger S. Berkowitz                            /s/ Stephanie Sonnabend
------------------------------------------        -------------------------------------------------------
Roger S. Berkowitz, Director                      Stephanie Sonnabend, Director


/s/ Karl E. Case                                  /s/ Jon Westling
------------------------------------------        -------------------------------------------------------
Karl E. Case, Ph.D., Director                     Jon Westling, Director


/s/ Henry L. Foster                               /s/ Jonathan G. Sloane
------------------------------------------        -------------------------------------------------------
Henry L. Foster, D.V.M., Director                 Jonathan G. Sloane, Director and Senior Vice President


/s/ Marshall I. Goldman                           /s/ Marshall M. Sloane
------------------------------------------        -------------------------------------------------------
Marshall I. Goldman, Ph.D., Director              Marshall M. Sloane, Chairman, President and Chief
                                                  Executive Officer

/s/ Russell B. Higley                             /s/ George F. Swansburg
------------------------------------------        -------------------------------------------------------
Russell B. Higley, Esquire, Director              George F. Swansburg, Director and Executive
                                                  Vice President

/s/ Jonathan B. Kay                               /s/ Paul V. Cusick, Jr.
------------------------------------------        -------------------------------------------------------
Jonathan B. Kay, Director                         Paul V. Cusick, Jr., Vice President and Treasurer,
                                                  Principal Financial Officer

/s/ Fraser Lemley                                 /s/ Kenneth A. Samuelian
------------------------------------------        -------------------------------------------------------
Fraser Lemley, Director                           Kenneth A. Samuelian, Vice President, Controller and
                                                  Compliance Officer, Century Bank and Trust Company,
                                                  Principal Accounting Officer
/s/ Joseph P. Mercurio
------------------------------------------
Joseph P. Mercurio, Director


/s/ Joseph J. Senna
------------------------------------------
Joseph J. Senna, Esquire, Director