Form 10-Q
period 1998-03-31
CENTURY BANCORP INC
filed 1998-05-15
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       MARCH 31, 1998
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   ----------------------------


Commission file number.                        0-15752
                       ---------------------------------------------------------


                              CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                                                               04-2498617
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


400 MYSTIC AVENUE, MEDFORD, MA                                                                   02155
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                    (Zip Code)


                                  (781)391-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X    Yes        No
                                     ----         ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998:

     CLASS A COMMON STOCK, $1.00 PAR VALUE           3,539,897 SHARES
     CLASS B COMMON STOCK, $1.00 PAR VALUE           2,253,770 SHARES


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   MAY 15, 1998                                CENTURY BANCORP, INC.
     -------------------------------       -------------------------------------
                                                       (Registrant)



/s/ Paul V. Cusick, Jr.                    /s/ Kenneth A. Samuelian
------------------------------------       -------------------------------------
PAUL V. CUSICK, JR.                        KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER               VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)              CENTURY BANK & TRUST COMPANY
                                           (CHIEF ACCOUNTING OFFICER)



                                     1 of 16

                              Century Bancorp, Inc.


                                                                       Page
                             Index                                    Number
                             -----                                    ------
PART I.              FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS

                     Consolidated Balance Sheets:
                     March 31, 1998 and December 31, 1997.             3

                     Consolidated Statements of Income:
                     Three (3) Months Ended March 31, 1998
                     and 1997.                                         4

                     Consolidated Changes in Stockholders
                     Equity: Three (3) Months Ended March 31,
                     1998 and 1997.                                    5

                     Consolidated Statements of Cash Flows:
                     Three (3) Months Ended March 31, 1998
                     and 1997.                                         6

                     Notes to Consolidated Financial
                     Statements                                        7 - 12

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                        13 - 15


Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK                                       15

Part II.             OTHER INFORMATION

                     Item 1 through Item 6                             16




                                     2 of 16

PART 1 - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------


                          (000's)                                        Mar 31,         Dec 31,
Assets                                                                    1998            1997
------                                                                   -------         -------
Cash and due from banks                                                 $ 31,305        $ 46,868
Federal funds sold and interest-bearing deposits in other banks            7,022          51,024
                                                                        --------        --------
    Total cash and cash equivalents                                       38,327          97,892
                                                                        --------        --------
Securities available-for-sale, amortized cost $93,745 and
         $89,004, respectively                                            93,701          89,190
Securities held-to-maturity, market value $118,630 and
         $109,454, respectively                                          118,804         109,239

Loans, net of unearned discount:
  Commercial & industrial                                                 54,402          50,560
  Construction & land development                                         10,616           7,549
  Commercial real estate                                                 140,084         140,270
  Industrial revenue bonds                                                 2,606           2,693
  Residential real estate                                                 73,134          76,160
  Residential real estate held-for-sale                                      330             225
  Consumer                                                                18,563          19,254
  Home equity                                                             19,282          19,031
  Overdrafts                                                                 379             648
                                                                        --------        --------
    Total loans, net of unearned discount                                319,396         316,390
      Less allowance for loan losses                                      (4,674)         (4,446)
                                                                        --------        --------
        Net loans                                                        314,722         311,944

  Bank premises and equipment, net                                         8,828           8,718
  Accrued interest receivable                                              4,588           4,334
  Other assets                                                            10,323           9,808
                                                                        --------        --------
          Total assets                                                  $589,293        $631,125
                                                                        ========        ========

Liabilities
-----------
Deposits:
  Demand deposits                                                       $107,657        $123,301
  Savings and NOW deposits                                               150,191         149,808
  Money market accounts                                                   67,079          71,061
  Time deposits                                                          165,926         171,279
                                                                        --------        --------
    Total deposits                                                       490,853         515,449

Securities sold under agreements to repurchase                            31,230          32,850
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds          3,141          13,474
Other liabilities                                                          8,725          15,495
                                                                        --------        --------
        Total liabilities                                                533,949         577,268

Stockholders' equity

  Class A common stock, $1.00 par value per share;                         3,570           3,541
    authorized 10,000,000 shares; issued 3,569,897
  Class B common stock, $1.00 par value per share;                         2,301           2,327
    authorized 5,000,000 shares; issued 2,301,320
  Additional paid-in capital                                              10,886          10,877
  Retained earnings                                                       38,790          37,180
  Treasury stock, Class A, 30,000 shares                                    (136)           (136)
  Treasury stock, Class B, 47,550 shares                                     (41)            (41)
                                                                        --------        --------
        Realized stockholders' equity                                     55,370          53,748
  Accumulated other comprehensive income (loss)                              (26)            109
                                                                        --------        --------
        Total stockholders' equity                                        55,344          53,857
                                                                        --------        --------
          Total liabilities and stockholders' equity                    $589,293        $631,125
                                                                        ========        ========


                                                                         3 of 16

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------


             (000's except share data)                                  Three months ended March 31,
                                                                           1998              1997
                                                                        ----------         ---------
Interest income
  Loans                                                                 $   7,306       $   6,665
  Securities held-to-maturity                                               1,810           1,813
  Securities available-for-sale                                             1,457           1,243
  Federal funds sold and interest-bearing deposits in other banks             361             175
                                                                        ---------       ---------
      Total interest income                                                10,934           9,896

Interest expense
  Savings and NOW deposits                                                  1,049             945
  Money market accounts                                                       493             484
  Time deposits                                                             2,147           2,130
  Securities sold under agreements to repurchase                              320             201
  FHLB borrowings and other borrowed funds                                     71              85
                                                                        ---------       ---------
      Total interest expense                                                4,080           3,845
                                                                        ---------       ---------
        Net interest income                                                 6,854           6,051

          Provision for loan losses                                           165             255
                                                                        ---------       ---------
        Net interest income after provision
         for loan losses                                                    6,689           5,796

Other operating income
  Service charges on deposit accounts                                         441             411
  Lockbox fees                                                                382             309
  Brokerage commissions                                                       285             294
  Gain on sales of loans                                                       22              21
  Other income                                                                117             109
                                                                        ---------       ---------
      Total other operating income                                          1,247           1,144
                                                                        ---------       ---------

Operating expenses
  Salaries and employee benefits                                            3,237           3,013
  Occupancy                                                                   345             319
  Equipment                                                                   316             273
  Other                                                                     1,174           1,025
                                                                        ---------       ---------
      Total operating expenses                                              5,072           4,630
                                                                        ---------       ---------

        Income before income taxes                                          2,864           2,310

 Provision for income taxes                                                 1,062             934
                                                                        ---------       ---------
        Net income                                                      $   1,802       $   1,376
                                                                        =========       =========

-------------------------------------------------------------------------------------------------
Share data:
  Weighted average number of shares outstanding, basic                  5,792,160       5,761,278
  Weighted average number of shares outstanding, diluted                5,853,993       5,835,391
  Net income per share, basic                                               $0.31           $0.24
  Net income per share, diluted                                             $0.31           $0.24
  Cash dividends declared:
    Class A common stock                                                  $0.0500         $0.0500
    Class B common stock                                                  $0.0070         $0.0070



                                                                         4 of 16


Century Bancorp, Inc. - Consolidated Statements of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                         Class A   Class B   Additional             Treasury  Treasury      Other         Total
                                         Common    Common     Paid-In    Retained     Stock     Stock   Comprehensive  Stockholders'
Three months ended March 31,              Stock     Stock     Capital    Earnings    Class A   Class B  Income (Loss)    Equity
                                         -------------------------------------------------------------------------------------------
                                                                         (000's)
1997
Balance at December 31, 1996              $3,488   $ 2,348    $10,786    $ 31,117     ($136)    ($41)      ($ 73)        $ 47,489

Net income                                  --        --         --         1,376      --        --         --              1,376
Other comprehensive income, net of tax:
  Decrease in unrealized gain on
    securities available-for-sale           --        --         --          --        --        --         (329)            (329)
                                                                                                                         --------
Comprehensive income                                                                                                        1,047

Conversion of Class B common stock to
    Class A common stock, 7,700 shares         8        (8)      --          --        --        --         --               --

Stock options exercised, 7,000 shares          7      --           20        --        --        --         --                 27

Cash dividends, Class A common stock,
    $.050 per share                         --        --         --          (173)     --        --         --               (173)

Cash dividends, Class B common stock,
    $.0070 per share                        --        --         --           (16)     --        --         --                (16)
                                          ---------------------------------------------------------------------------------------
Balance at March 31, 1997                 $3,503   $ 2,340    $10,806    $ 32,304     ($136)    ($41)      ($402)        $ 48,374
                                          =======================================================================================

1998
Balance at December 31, 1997              $3,541   $ 2,327    $10,877    $ 37,180     ($136)    ($41)      $ 109         $ 53,857

Net income                                  --        --         --         1,802      --        --         --              1,802
Other comprehensive income, net of tax:
  Decrease in unrealized gain on
    securities available-for-sale           --        --         --          --        --        --         (135)            (135)
                                                                                                                         --------
Comprehensive income                                                                                                        1,667

Conversion of Class B common stock to
    Class A common stock, 25,200 shares       26       (26)      --          --        --        --         --               --

Stock options exercised, 3,250 shares          3      --            9        --        --        --         --                 12

Cash dividends, Class A common stock,
    $.050 per share                         --        --         --          (176)     --        --         --               (176)

Cash dividends, Class B common stock,
    $.0070 per share                        --        --         --           (16)     --        --         --                (16)
                                          ---------------------------------------------------------------------------------------
Balance at March 31, 1998                 $3,570   $ 2,301    $10,886    $ 38,790     ($136)    ($41)      ($ 26)        $ 55,344
                                          =======================================================================================



                                                                         5 of 16


Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)           1998              1997
----------------------------------------------------------------------------------------------------------------
                                                                                 For the three months ended
                                                                                          March 31,
                                                                                           (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  1,802       $  1,376
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                         165            255
      Deferred income taxes                                                            (195)          (110)
      Net depreciation and amortization                                                 133            147
      Increase in accrued interest receivable                                          (254)          (591)
      Increase in other assets                                                         (146)          (265)
      Loans originated for sale                                                      (1,283)        (1,006)
      Proceeds from sales of loans                                                    1,449          1,410
      Gain on sales of loans                                                            (22)           (21)
      Loss on sales of real estate owned                                                  0              4
      (Decrease) increase in other liabilities                                       (6,770)           354
                                                                                   --------       --------
        Net cash (used in) provided by operating activities                          (5,121)         1,553
                                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                          16,500          9,250
  Purchase of securities available-for-sale                                         (21,198)       (11,299)
  Proceeds from maturities of securities held-to-maturity                            26,500          1,500
  Purchase of securities held-to-maturity                                           (35,987)        (6,925)
  Net increase in loans                                                              (3,114)        (9,254)
  Proceeds from sales of real estate owned                                                0            180
  Capital expenditures                                                                 (416)          (532)
                                                                                   --------       --------
    Net cash used in investing activities                                           (17,715)       (17,080)
                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                      (5,353)       (12,419)
  Net decrease in demand, savings, money market and NOW deposits                    (19,243)       (12,513)
  Net proceeds from the issuance of common stock                                         12             27
  Cash Dividends                                                                       (192)          (189)
  Net (decrease) increase in securities sold under agreements to repurchase          (1,620)         2,190
  Net (decrease) increase in FHLB borrowings and other borrowed funds               (10,333)         9,121
                                                                                   --------       --------
    Net cash used in financing activities                                           (36,729)       (13,783)
                                                                                   --------       --------
Net decrease in cash and cash equivalents                                           (59,565)       (29,310)
  Cash and cash equivalents at beginning of year                                     97,892         67,681
                                                                                   --------       --------
  Cash and cash equivalents at end of period                                       $ 38,327       $ 38,371
                                                                                   ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                         $4,982         $3,708
    Income taxes                                                                        332            602
  Noncash transactions:
    Property acquired through foreclosure                                              $130           $136
  Change in unrealized losses on securities available-for-sale, net of  taxes         ($135)         ($329)



                                                                         6 of 16

                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION   In the opinion of management, the accompanying unaudited
                        interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century
                        Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank").
                        The results of operations for the interim period ended
                        March 31, 1998, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

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

RECENT ACCOUNTING DEVELOPMENTS

                        As of January 1, 1997, the Bank adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 127, "Deferral of the effective Date of Certain Provisions of SFAS No. 125," requires the deferral of


                                     7 of 16
                        implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. Earlier or retroactive applications of this statement is not permitted. The adoption of these statements did not have a material impact on its consolidated financial statements.

                        In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Bank has adopted SFAS No. 130 effective for the current quarter.

                        Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. The Company has determined that the adoption of this statement did not have a significant impact on its consolidated financial statements.

                        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers'Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for 1998 annual financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                        The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and


                                     8 of 16
                        regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC").

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

LOANS

                        Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued are designated non-accrual loans. When a loan is placed on non-accrual, all income which has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan fees is discontinued. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer


                                     9 of 16
                        exists a concern as to the collectibility of principal and income. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan depending on management's evaluation as to the collectibility of principal.

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

                        While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be


                                    10 of 16
                        necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Loans are charged off in whole or in part when, in management's opinion, collectibility is not probable.

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

INCOME TAXES

                        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Under this method, the effect on


                                    11 of 16
                        deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECENT DEVELOPMENTS

                        In December 1997, the Company announced an agreement to acquire Haymarket Co-operative Bank ("Haymarket") and merge Haymarket into the Bank. This acquisition is expected to be completed during the second quarter of 1998. Haymarket operates two banking offices and is headquartered in Boston, Massachusetts. Haymarket is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential real estate, consumer and small business loans.

                        Total assets of Haymarket were approximately $142 million at December 31, 1997. Under the terms of the agreement, the Bank will pay approximately $20 million in cash for Haymarket. The transaction will be accounted for using the purchase method of accounting.

                        In April 1998, the Company filed a registration statement with the Securities and Exchange Commission for a trust preferred stock offering that will raise approximately $25 million of capital. The Company will use the proceeds primarily for general business purposes.

                        ========================================================



                                    12 of 16

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW For the quarter ended and year-to-date ended March 31, 1998. Earnings for the first quarter ended March 31, 1998 were $1.8 million, an increase of 31.0% when compared with the first quarter 1997 earnings of $1.4 million. Earnings per share for the first quarter 1998 were $0.31 versus $0.24 for the first quarter of 1997.

FINANCIAL CONDITION

LOANS On March 31, 1998 total loans outstanding, net of unearned discount, were $319.4 million, an increase of 1.0% from the total on December 31, 1997. At March 31, 1998 commercial real estate loans accounted for 43.9% and residential real estate loans and real estate loans held-for-sale accounted for 23.0% of total loans. Construction loans increased to $10.6 million at March 31, 1998 from $7.5 million at the end of the previous quarter.

ALLOWANCE FOR LOAN LOSSES

                        The allowance for loan losses was 1.46% of total loans on March 31, 1998 compared with 1.41% on December 31, 1997. Net recoveries for the three month period ended March 31, 1998, were $63 thousand, compared with net charge-offs of $86 thousand for the same period in 1997. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

                        As of March 31, 1998, loans on non-accrual status totaled $1.5 million or .48% of loans; loans past due 90 days or more totaled $130 thousand; restructured performing loans totaled $1.0 million.

SECURITIES HELD-TO-MATURITY

                        The securities held-to-maturity portfolio totaled $118.8 million on March 31, 1998, an increase of 8.8% from the total on December 31, 1997. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 4.0 years.

SECURITIES AVAILABLE-FOR-SALE

                        The securities available-for-sale portfolio totaled $93.7 million at March 31, 1998, an increase of 5.1 % from December 31, 1997. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 2.5 years.

OTHER ASSETS

                        On March 31 1998 other real estate owned totaled $130 thousand compared to $0 at December 31, 1997.


                                    13 of 16

                        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (con't.)

DEPOSITS AND BORROWED FUNDS

                        On March 31, 1998 deposits totaled $490.9 million, representing a 4.8% decrease in total deposits from December 31, 1997. Borrowed funds totaled $34.4 million compared to $46.3 million at December 31, 1997. The majority of the decrease was a decrease in borrowings from the Federal Home Loan Bank, partially offset by an increase in securities sold under agreements to repurchase.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                        For the three month period ended March 31, 1998 net interest income totaled $6.9 million, an increase of 13.3% from the comparable period in 1997. Interest income was affected positively by improvements in the interest earned in most categories of earning assets. This, in addition to a higher level of non-interest bearing transaction accounts, on average, and a continued low level of market deposit rates, compared to historical levels, has combined to improve the performance of the Company's balance sheet. The net yield on average earning assets on a fully taxable equivalent basis increased to 5.07% in the first quarter of 1998 from 4.90% during the same period in 1997.

PROVISION FOR LOAN LOSSES

                        Loan loss provision for the three months ended March 31, 1998 was $165 thousand compared with $255 thousand for the same period in 1997. Loan loss provision decreased because of continued improvement in the Company's loan portfolio. The lower provision reflects the Company's recent charge-off and recovery experience as well as the overall continued improvement in the measured quality of the loan portfolio. Despite the decrease in provision for loan losses and an increase in total loans outstanding from March 31, 1997 to March 31, 1998, the Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.41% to 1.46%, respectively.

NON-INTEREST INCOME AND EXPENSE

                        Other operating income for the quarter ended March 31, 1998 was $1.2 million, compared to $1.1 million for the first quarter of 1997. Service charges on deposit accounts, gains on sales of loans and other income showed modest increases while brokerage commissions showed a modest decrease. Lockbox fees increased 26.6% due to an increase in lockbox volume relating to new customers.

                        During the first quarter 1998, operating expenses increased by $442 thousand or 9.5% from the same quarter last year. Approximately half of


                                    14 of 16

                        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (con't.)

                        The increase was in salaries and employee benefits with the remaining half in all other expenses. The Company has incurred expenses relating to increased professional fees for certain strategic initiatives.

INCOME TAXES

                        For the first quarter of 1998, the Company's income taxes totaled $1,062 thousand on pretax income of $2,864 thousand for an effective tax rate of 37.1%. For last year's corresponding quarter, the Company's income taxes totaled $934 thousand on pretax income of $2,310 thousand for an effective rate of 40.4%. The Company has begun to realize savings in this area as the result of strategic tax savings initiatives.

                        ========================================================



ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                        RISK

                        The response is incorporated herein by reference from the discussion under the subcaption "Interest Rate Sensitivity" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 7 through 10 of the Annual Report which is incorporated herein by reference.




                                    15 of 16

PART II - OTHER INFORMATION

Item 1 Legal proceedings - The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operation.

Item 2                  Change in securities - Not applicable

Item 3                  Defaults upon senior securities - Not applicable

Item 4 Submission of matters to a vote - There was an annual meeting of the stockholders of the Company on April 14, 1998. The stockholders voted to elect the following individuals as directors of the Company for the ensuing year: George R. Baldwin; Roger S. Berkowitz; Karl E. Case, Ph.D.; Henry L. Foster, D.V.M.; Marshall I. Goldman, Ph.D.; Russell B. Higley, Esq.; Jonathan B. Kay; Fraser Lemley; Joseph P. Mercurio; Joseph J. Senna, Esq.; Barry R. Sloane; Jonathan G. Sloane; Marshall M. Sloane; Stephanie Sonnabend; George F. Swansburg; and Jon Westling.

                        In addition, the stockholders of the Company voted to confirm KPMG Peat Marwick LLP as external auditors for the ensuing year.

Item 5                  Other information - Not applicable

Item 6                  Exhibits and reports on form 8-K - Not applicable




                                    16 of 16