Form 10-Q
period 1998-06-30
CENTURY BANCORP INC
filed 1998-08-14
CIK 812348

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1998
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission file number                      0-15752
                       ---------------------------------------------------------

                              CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


COMMONWEALTH OF MASSACHUSETTS                                     04-2498617
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998:

    CLASS A COMMON STOCK, $1.00 PAR VALUE          3,566,897 SHARES
    CLASS B COMMON STOCK, $1.00 PAR VALUE          2,250,770 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: AUGUST 14, 1998                                CENTURY BANCORP, INC.
      ---------------------------               --------------------------------
                                                         (Registrant)

/s/ Paul V. Cusick, Jr.                         /s/ Kenneth A. Samuelian
---------------------------------               --------------------------------
PAUL V. CUSICK, JR.                             KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                    VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)                   CENTURY BANK & TRUST COMPANY
                                                (CHIEF ACCOUNTING OFFICER)



                                     1 of 16

                             Century Bancorp, Inc.

                                                                          Page
                                    Index                                Number
                                    -----                                ------


PART I.       FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets:
              June 30, 1998 and December 31, 1997.                            3

              Consolidated Statements of Income:
              Three (3) Months Ended June 30, 1998
              and 1997; and Six (6) Months Ended
              June 30, 1998 and 1997.                                         4

              Consolidated Changes in Stockholders
              Equity: Six (6) Months Ended June
              30, 1998 and 1997.                                              5

              Consolidated Statements of Cash Flows:
              Six (6) Months Ended June 30, 1998
              and 1997.                                                       6

              Notes to Consolidated Financial
              Statements                                                   7-13

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                  13-15

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK                                                    16

PART II.      OTHER INFORMATION

              Item 1 through Item 6                                          16












                                    2 of 16

PART I - Item 1


Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
----------------------------------------------------------------------------------------------
                                           (000's)                      Jun 30,        Dec 31,
Assets                                                                   1998           1997
------                                                                 --------       --------

Cash and due from banks                                                $ 32,812       $ 46,868
Federal funds sold and interest-bearing
  deposits in other banks                                                 8,607         51,024
                                                                       --------       --------
    Total cash and cash equivalents                                      41,419         97,892
                                                                       --------       --------
Securities available-for-sale, amortized
  cost $185,491  and $89,004, respectively                              185,481         89,190
Securities held-to-maturity, market value
  $121,406 and $109,454, respectively                                   121,315        109,239

Loans, net of unearned discount:
  Commercial & industrial                                                57,225         50,560
  Construction & land development                                        19,563          7,549
  Commercial real estate                                                183,790        140,270
  Industrial revenue bonds                                                2,530          2,693
  Residential real estate                                                92,006         76,160
  Residential real estate held-for-sale                                       0            225
  Consumer                                                               17,839         19,254
  Home equity                                                            20,337         19,031
  Overdrafts                                                                533            648
                                                                       --------       --------
    Total loans, net of unearned discount                               393,823        316,390
      Less allowance for loan losses                                     (6,019)        (4,446)
                                                                       --------       --------
        Net loans                                                       387,804        311,944

  Bank premises and equipment, net                                       10,278          8,718
  Accrued interest receivable                                             6,988          4,334
  Other assets                                                           14,011          9,808
                                                                       --------       --------
          Total assets                                                 $767,296       $631,125
                                                                       ========       ========

Liabilities
-----------
Deposits:
  Demand deposits                                                      $114,261       $123,301
  Savings and NOW deposits                                              158,385        149,808
  Money market accounts                                                  81,247         71,061
  Time deposits                                                         267,197        171,279
                                                                       --------       --------
    Total deposits                                                      621,090        515,449

Securities sold under agreements to repurchase                           34,230         32,850
Federal Home Loan Bank (FHLB) borrowings and
  other borrowed funds                                                    4,801         13,474
Other liabilities                                                        21,179         15,495
Long term debt                                                           28,750              0
                                                                       --------       --------
        Total liabilities                                               710,050        577,268

Stockholders' equity
--------------------
  Class A common stock, $1.00 par value per share;                        3,597          3,541
    authorized 10,000,000 shares; issued 3,596,897
  Class B common stock, $1.00 par value per share;                        2,298          2,327
    authorized 5,000,000 shares; issued 2,298,320
  Additional paid-in capital                                             10,953         10,877
  Retained earnings                                                      40,581         37,180
  Treasury stock, Class A, 30,000 shares                                   (136)          (136)
  Treasury stock, Class B, 47,550 shares                                    (41)           (41)
                                                                       --------       --------
        Realized stockholders' equity                                    57,252         53,748
  Accumulated other comprehensive (loss) income                              (6)           109
                                                                       --------       --------
        Total stockholders' equity                                       57,246         53,857
                                                                       --------       --------
          Total liabilities and stockholders' equity                   $767,296       $631,125
                                                                       ========       ========






See accompanying Notes to Consolidated Financial Statements.



                                    3 of 16

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)


------------------------------------------------------------------------------------------------------------------------
              (000's except share data)                       Three months ended June 30,     Six months ended June 30,
                                                                 1998            1997            1998           1997
                                                              ----------      ----------      ----------      ----------

Interest income
  Loans                                                       $    7,811      $    7,112      $   15,117      $   13,777
  Securities held-to-maturity                                      1,896           1,802           3,706           3,615
  Securities available-for-sale                                    1,663           1,300           3,120           2,543
  Federal funds sold and interest-bearing deposits
     in other banks                                                  720             118           1,081             293
                                                              ----------      ----------      ----------      ----------
      Total interest income                                       12,090          10,332          23,024          20,228

Interest expense
  Savings and NOW deposits                                         1,144           1,062           2,193           2,007
  Money market accounts                                              510             485           1,003             969
  Time deposits                                                    2,665           2,094           4,812           4,224
  Securities sold under agreements to repurchase                     365             213             685             413
  FHLB borrowings and other borrowed funds                           355             138             426             224
                                                              ----------      ----------      ----------      ----------
      Total interest expense                                       5,039           3,992           9,119           7,837
                                                              ----------      ----------      ----------      ----------
        Net interest income                                        7,051           6,340          13,905          12,391

          Provision for loan losses                                  185             135             350             390
                                                              ----------      ----------      ----------      ----------
        Net interest income after provision
         for loan losses                                           6,866           6,205          13,555          12,001

Other operating income
  Service charges on deposit accounts                                440             438             881             849
  Lockbox fees                                                       472             414             854             723
  Brokerage commissions                                              316             267             601             561
  Gain on sales of loans                                              17              30              39              51
  Other income                                                       122             106             239             215
                                                              ----------      ----------      ----------      ----------
      Total other operating income                                 1,367           1,255           2,614           2,399
                                                              ----------      ----------      ----------      ----------

Operating expenses
  Salaries and employee benefits                                   3,294           3,022           6,531           6,035
  Occupancy                                                          303             315             648             634
  Equipment                                                          322             282             638             555
  Other                                                            1,196           1,044           2,370           2,070
                                                              ----------      ----------      ----------      ----------
      Total operating expenses                                     5,115           4,663          10,187           9,294
                                                              ----------      ----------      ----------      ----------
        Income before income taxes                                 3,118           2,797           5,982           5,106

 Provision for income taxes                                        1,133           1,133           2,195           2,067
                                                              ----------      ----------      ----------      ----------

        Net income                                            $    1,985      $    1,664      $    3,787      $    3,039
                                                              ==========      ==========      ==========      ==========

------------------------------------------------------------------------------------------------------------------------


Share data:
  Weighted average number of shares outstanding, basic         5,809,420       5,769,282       5,800,838       5,765,302
  Weighted average number of shares outstanding, diluted       5,851,732       5,834,441       5,843,056       5,830,537
  Net income per share, basic                                 $     0.34      $     0.29      $     0.65      $     0.53
  Net income per share, diluted                               $     0.34      $     0.29      $     0.65      $     0.52
  Cash dividends declared:
    Class A common stock                                      $   0.0500      $   0.0500      $   0.1000      $   0.1000
    Class B common stock                                      $   0.0070      $   0.0070      $   0.0140      $   0.0140




See accompanying Notes to Consolidated Financial Statements.




                                     4 of 16


Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                   Class A    Class B   Additional               Treasury   Treasury      Other         Total
                                   Common     Common      Paid-In    Retained      Stock      Stock    Comprehensive  Stockholders'
Six months ended June 30,           Stock      Stock      Capital    Earnings     Class A    Class B   Income (Loss)    Equity
                                   -----------------------------------------------------------------------------------------------
                                                                         (000's)
1997
----
Balance at December 31, 1996       $3,488     $2,348      $10,786     $31,117      $(136)     $ (41)       $ (73)       $47,489

Net income                             --         --           --       3,040         --         --           --          3,040
Other comprehensive
  income, net of tax:
  Decrease in unrealized
    gain on securities
    available-for-sale                 --         --           --          --         --         --          (15)           (15)
                                                                                                                        -------
Comprehensive income                                                                                                      3,025

Conversion of Class B
    common stock to Class A
    common stock, 7,700 shares          8         (8)          --          --         --         --           --             --

Stock options
    exercised, 19,300 shares           19         --           54          --         --         --           --             73

Cash dividends, Class A common
    stock, $.050 per share,
    per quarter                        --         --           --        (347)        --         --           --           (347)

Cash dividends, Class B common
    stock, $.0070 per share,
    per quarter                        --         --           --         (32)        --         --           --            (32)
                                   --------------------------------------------------------------------------------------------
Balance at June 30, 1997           $3,515     $2,340      $10,840     $33,778      $(136)     $ (41)       $ (88)       $50,208
                                   ============================================================================================

1998
----
Balance at December 31, 1997       $3,541     $2,327      $10,877     $37,180      $(136)     $ (41)       $ 109        $53,857

Net income                             --         --           --       3,787         --         --           --          3,787
Other comprehensive income,
  net of tax:
  Decrease in unrealized gain
    on securities available-
    for-sale                           --         --           --          --         --         --         (115)          (115)
                                                                                                                        -------
Comprehensive income                                                                                                      3,672

Conversion of Class B common
    stock to Class A common
    stock, 28,200 shares               29        (29)          --          --         --         --           --             --

Stock options exercised,
    27,250 shares                      27         --           76          --         --         --           --            103

Cash dividends, Class A common
    stock, $.050 per share             --         --           --        (354)        --         --           --           (354)

Cash dividends, Class B common
    stock, $.0070 per share            --         --           --         (32)        --         --           --            (32)
                                   --------------------------------------------------------------------------------------------
Balance at June 30, 1998           $3,597     $2,298      $10,953     $40,581      $(136)     $ (41)       $  (6)       $57,246
                                   ============================================================================================





See accompanying Notes to Consolidated Financial Statements.





                                   5 of 16


Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)          1998           1997
---------------------------------------------------------------------------------------------------------
                                                                                 For the six months ended
                                                                                          June 30,
                                                                                          (000's)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  3,787      $  3,039
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                        350           390
      Deferred income taxes                                                           (223)         (214)
      Net depreciation and amortization                                                335           294
      Increase in accrued interest receivable                                       (1,976)         (120)
      Increase in other assets                                                        (603)         (223)
      Loans originated for sale                                                     (2,532)       (3,538)
      Proceeds from sales of loans                                                   3,048         3,529
      Gain on sales of loans                                                           (46)          (51)
      Loss on sales of real estate owned                                                 0             4
      Increase in other liabilities                                                  5,077           234
                                                                                  --------      --------
        Net cash provided by operating activities                                    7,217         3,344
                                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                         34,013        13,056
  Purchase of securities available-for-sale                                        (76,585)      (17,000)
  Proceeds from maturities of securities held-to-maturity                           35,000         7,502
  Purchase of securities held-to-maturity                                          (46,980)       (8,925)
  Net cash paid for acquired institution                                            (5,786)            0
  Net increase in loans                                                             (3,004)      (24,473)
  Proceeds from sales of real estate owned                                               0           316
  Capital expenditures                                                                (882)         (846)
                                                                                  --------      --------
    Net cash used in investing activities                                          (64,224)      (30,370)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                     (6,635)      (17,454)
  Net decrease in demand, savings, money market and NOW deposits                   (14,005)       (1,899)
  Net proceeds from the issuance of common stock                                       103            73
  Cash Dividends                                                                      (386)         (379)
  Net increase in securities sold under agreements to repurchase                     1,380         2,480
  Net (decrease) increase in FHLB borrowings and other borrowed funds               (8,673)       24,256
  Issuance of long term debt                                                        28,750             0
                                                                                  --------      --------
    Net cash provided by financing activities                                          534         7,077
                                                                                  --------      --------
Net decrease in cash and cash equivalents                                          (56,473)      (19,949)
  Cash and cash equivalents at beginning of year                                    97,892        67,681
                                                                                  --------      --------
  Cash and cash equivalents at end of period                                      $ 41,419      $ 47,732
                                                                                  ========      ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $  9,003      $  7,442
    Income taxes                                                                     2,530         2,327
  Noncash transactions:
    Property acquired through foreclosure                                         $    130      $    196
  Change in unrealized losses on securities available-for-sale,
    net of taxes                                                                  $   (115)     $    (15)





See accompanying Notes to Consolidated Financial Statements.



                                     6 of 16

                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements

BASIS OF          In the opinion of management, the accompanying unaudited
PRESENTATION      interim consolidated financial statements reflect all
                  adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the
                  "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

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

RECENT ACCOUNTING DEVELOPMENTS

                  In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Bank has adopted SFAS No. 130 effective for January 1, 1998.

                  Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating




                                     7 of 16
                  segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. The Company has determined that the adoption of this statement did not have a significant impact on its consolidated financial statements.

                  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for 1998 annual financial statements.

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which amends FASB Statements No. 52, 80, 105, and 107, as well as, nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c ) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

                  Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

                  The Statement is effective for the year 2000 financial statements.

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

                  The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century





                                     8 of 16

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

LOANS

                  Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued are designated non-accrual loans. When a loan is placed on non-accrual, all income which has been accrued but remains unpaid is reversed against




                                     9 of 16
                  current period income and all amortization of deferred loan fees is discontinued. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and income. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan depending on management's evaluation as to the collectibility of principal.

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




                                    10 of 16

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

INCOME TAXES

                  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to




                                    11 of 16
                  apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECENT DEVELOPMENTS

                  On June 11, 1998 The Company acquired Haymarket Co-operative Bank ("Haymarket"), headquartered in Boston, Massachusetts and merged Haymarket into the Bank. The purchase price was $21.1 million and was accounted for using the purchase method of accounting. The results of operations include the effect of the purchase for the 19 day period beginning June 12, 1998. In connection with the acquisition, the fair value of the assets acquired and liabilities assumed were as follows.

                                                                     June 11, 1998
                                                                     -------------
                                                                     (in thousands)
                   Assets acquired:
                      Cash and due from banks                           $  4,035
                      Federal funds sold and interest-bearing
                        deposits in other banks                           11,300
                      Securities available-for-sale                       53,845
                      Net loans                                           73,584
                      Accrued interest receivable                            678
                      Premises and equipment                               1,262
                      Other assets                                            84
                                                                        --------
                           Total assets acquired                         144,788

                   Liabilities assumed:
                      Deposit accounts                                   126,281
                      Accrued expenses and other liabilities                 607
                                                                        --------
                           Total liabilities assumed                     126,888
                                                                        --------
                           Assets in excess of liabilities                17,900
                           Cash paid to Haymarket shareholders            21,121
                                                                        --------
                           Goodwill                                     $  3,221
                                                                        ========

                  The following condensed consolidated pro-forma results of the Company were prepared as if the acquisition had taken place on January 1 of the respective year. The pro-forma results are not necessarily indicative of the actual results of operations had the Company's acquisition of Haymarket actually occurred on January 1 of the respective year.


                                                   Three months ended      Six months ended
                                                        June 30,                June 30,
                                                  --------------------    -------------------
                                                   1998          1997      1998         1997
                                                  ------        ------    -------     -------

                   Net interest income            $7,988        $7,555    $15,778     $14,821
                   Net income                      2,160         1,949      4,136       3,610
                   Basic earnings per share       $ 0.37        $ 0.34    $  0.71     $  0.63
                   Diluted earnings per share     $ 0.37        $ 0.34    $  0.71     $  0.62






                                    12 of 16

                  In May 1998, the Company, through Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities will pay dividends at an annualized rate of 8.30%. The Company is using the proceeds primarily for general business purposes.

                  ==============================================================


ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW          For the quarter ended and year-to-date ended June 30, 1998.

                  Earnings for the second quarter ended June 30, 1998 were $2.0 million, an increase of 19.3% when compared with the second quarter 1997 earnings of $1.7 million. Diluted earnings per share for the second quarter 1998 were $0.34 versus $0.29 for the second quarter of 1997.

                  For the six months ending June 30, 1998, earnings were $3,787 thousand an increase of 24.6% when compared with the same period last year earnings of $3,039 thousand. Diluted earnings per share were $.65 for the first six months of 1997 compared with $.52 for the first six months of 1997.

                  The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The implementation plan includes obtaining representations from software vendors for compliance with the Year 2000 processing and developing a strategy to test Year 2000 compliance.

                  The Company's previously planned conversion to a new core processing system is scheduled to be completed during the third quarter of 1998. The vendor has represented that its system is Year 2000 compliant and testing will begin after the conversion is complete. Testing of other critical systems will begin during the fourth quarter of 1998. The cost associated with the "Year 2000" issue is not expected to have a material impact on the Financial Statements.

FINANCIAL CONDITION

LOANS On June 30, 1998 total loans outstanding, net of unearned discount, were $387.8 million, an increase of 24.5% from the total on December 31, 1997. At June 30, 1998 commercial real estate loans accounted for 46.7% and residential real estate loans and real estate loans held-for-sale accounted for 28.5% of total loans. Construction loans increased to $19.6 million at June 30, 1998 from $10.6 million at the end of the previous quarter. Total loans increased primarily as a result of the acquisition of Haymarket.






                                    13 of 16

                  Managements Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                  ALLOWANCE FOR LOAN LOSSES

                  The allowance for loan losses was 1.53% of total loans on June 30, 1998 compared with 1.41% on December 31, 1997. Net recoveries for the six month period ended June 30, 1998, were $29 thousand, compared with net charge-offs of $131 thousand for the same period in 1997. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

                  As of June 30, 1998, loans on non-accrual status totaled $1.8 million or .46% of loans; loans past due 90 days or more totaled $168 thousand; restructured performing loans totaled $1.0 million.

SECURITIES HELD-TO-MATURITY

                  The securities held-to-maturity portfolio totaled $121.3 million on June 30, 1998, an increase of 11.1% from the total on December 31, 1997. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 3.8 years.

SECURITIES AVAILABLE-FOR-SALE

                  The securities available-for-sale portfolio totaled $185.5 million at June 30, 1998, an increase of 107.9 % from December 31, 1997. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of 2.9 years. Total securities available-for-sale increased primarily as a result of the acquisition of Haymarket.

OTHER ASSETS

                  On June 30 1998 other real estate owned totaled $130 thousand compared to $0 at December 31, 1997.


DEPOSITS AND BORROWED FUNDS

                  On June 30, 1998 deposits totaled $621.1 million, representing a 20.5% increase in total deposits from December 31, 1997. Borrowed funds totaled $39.0 million compared to $46.3 million at December 31, 1997. The majority of the decrease was a decrease in borrowings from the Federal Home Loan Bank, partially offset by an increase in securities sold under agreements to repurchase. Total deposits increased primarily as a result of the acquisition of Haymarket.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                  For the three month period ended June 30, 1998 net interest income totaled $7.1 million, an increase of 11.2% from the comparable period in 1997. For the six month period ended June 30, 1998 net interest income



                                    14 of 16

                  Managements Discussion and Analysis of Financial Condition and Results of Operation (con't.)


                  totaled $13.9 million, an increase of 12.2% from the comparable period in 1997. Interest income was affected positively by improvements in the interest earned in most categories of earning assets. This, in addition to a higher level of non-interest bearing transaction accounts, on average, and a continued low level of market deposit rates, compared to historical levels, has combined to improve the performance of the Company's balance sheet. The net yield on average earning assets on a fully taxable equivalent basis decreased to 4.82% in the first half of 1998 from 4.98% during the same period in 1997.

PROVISION FOR LOAN LOSSES

                  Loan loss provision for the six months ended June 30, 1998 was $350 thousand compared with $390 thousand for the same period in 1997. Loan loss provision decreased because of continued improvement in the Company's loan portfolio. The lower provision reflects the Company's recent charge-off and recovery experience as well as the overall continued improvement in the measured quality of the loan portfolio. Despite the decrease in provision for loan losses and an increase in total loans outstanding from June 30, 1997 to June 30, 1998, the Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.42% to 1.53%, respectively.

NON-INTEREST INCOME AND EXPENSE

                  Other operating income for the quarter ended June 30, 1998 was $1.4 million, compared to $1.3 million for the second quarter of 1997. Service charges on deposit accounts, gains on sales of loans, other income, and brokerage commissions showed modest increases. Lockbox fees increased 14.0% due to an increase in lockbox volume relating to new customers.

                  During the second quarter 1998, operating expenses increased by $452 thousand or 9.7% from the same quarter last year. Approximately half of the increase was in salaries and employee benefits with the remaining half in all other expenses. The Company has incurred expenses relating to increased professional fees for certain strategic initiatives.

INCOME TAXES

                  For the second quarter of 1998, the Company's income taxes totaled $1,133 thousand on pretax income of $3,118 thousand for an effective tax rate of 36.3%. For last year's corresponding quarter, the Company's income taxes totaled $1,133 thousand on pretax income of $2,797 thousand for an effective rate of 40.5%. The Company has begun to realize savings in this area as the result of strategic tax savings initiatives.


                  ==============================================================





                                    15 of 16

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

                  ==============================================================





PART II - OTHER INFORMATION

Item 1 Legal proceedings - The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is party to routing legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operation.

Item 2            Change in securities - Not applicable

Item 3            Defaults upon senior securities - Not applicable

Item 4            Submission of matters to a vote - Not applicable

Item 5            Other information - Not applicable

Item 6            Exhibits and reports on form 8-K - Not applicable

























                                    16 of 16