Form 10-Q
period 1998-09-30
CENTURY BANCORP INC
filed 1998-11-13
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER  30, 1998
                               -------------------------------------------------
                                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998:

        CLASS A COMMON STOCK, $1.00 PAR VALUE        3,608,897 SHARES
        CLASS B COMMON STOCK, $1.00 PAR VALUE        2,208,770 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: NOVEMBER 13, 1998                            CENTURY BANCORP, INC.
     ---------------------------------- ----------------------------------------
                                                      (Registrant)

/s/ Paul V. Cusick, Jr.                            /s/ Kenneth A. Samuelian
-----------------------------                     ------------------------------
PAUL V. CUSICK, JR.                               KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                      VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)                     CENTURY BANK & TRUST COMPANY
                                                  (CHIEF ACCOUNTING OFFICER)


                                     1 of 16

                              Century Bancorp, Inc.

                                                                       Page
                         Index                                        Number
                         -----                                        ------

PART I.        FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

               Consolidated Balance Sheets:
               September 30, 1998 and December 31, 1997.                 3

               Consolidated Statements of Income:
               Three (3) Months Ended September 30, 1998
               and 1997; and Nine (9)Months Ended                        4
               September 30, 1998 and 1997.

               Consolidated Statements of Changes in Stockholders
               Equity: Nine (9) Months Ended September
               30, 1998 and 1997.                                        5

               Consolidated Statements of Cash Flows:
               Nine (9) Months Ended September 30, 1998
               and 1997.                                                 6

               Notes to Consolidated Financial
               Statements                                                7 - 12

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                12 - 15

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
               MARKET RISK                                               15

PART II.       OTHER INFORMATION

               Item 1 through Item 6                                     16



                                     2 of 16

PART I - Item 1
------
Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------
                                  (000's)

                                                                         Sep 30,          Dec 31,
Assets                                                                     1998             1997
------                                                                  ---------        ---------
Cash and due from banks                                                 $  52,165        $  46,868
Federal funds sold and interest-bearing deposits in other banks                17           51,024
                                                                        ---------        ---------
    Total cash and cash equivalents                                        52,182           97,892
                                                                        ---------        ---------
Securities available-for-sale, amortized cost $161,356  and
         $89,004, respectively                                            162,761           89,190
Securities held-to-maturity, market value $167,388 and
         $109,454, respectively                                           165,814          109,239

Loans, net of unearned discount:
  Commercial & industrial                                                  57,891           50,560
  Construction & land development                                          20,619            7,549
  Commercial real estate                                                  185,448          140,270
  Industrial revenue bonds                                                  1,869            2,693
  Residential real estate                                                  89,019           76,385
  Consumer                                                                 16,063           19,254
  Home equity                                                              20,132           19,031
  Overdrafts                                                                1,056              648
                                                                        ---------        ---------
    Total loans, net of unearned discount                                 392,097          316,390
      Less allowance for loan losses                                       (5,956)          (4,446)
                                                                        ---------        ---------
        Net loans                                                         386,141          311,944

  Bank premises and equipment, net                                         10,200            8,718
  Accrued interest receivable                                               6,500            4,334
  Other assets                                                             14,203            9,808
                                                                        ---------        ---------
          Total assets                                                  $ 797,801        $ 631,125
                                                                        =========        =========
Liabilities
-----------
Deposits:
  Demand deposits                                                       $ 125,188        $ 123,301
  Savings and NOW deposits                                                157,016          149,808
  Money market accounts                                                    87,752           71,061
  Time deposits                                                           241,525          171,279
                                                                        ---------        ---------
    Total deposits                                                        611,481          515,449

Securities sold under agreements to repurchase                             39,550           32,850
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds          50,627           13,474
Other liabilities                                                           7,420           15,495
Long term debt                                                             28,750                0
                                                                        ---------        ---------
        Total liabilities                                                 737,828          577,268

Stockholders' equity
--------------------
  Class A common stock, $1.00 par value per share;                          3,639            3,541
    authorized 10,000,000 shares; issued 3,638,897
  Class B common stock, $1.00 par value per share;                          2,256            2,327
    authorized 5,000,000 shares; issued 2,256,320
  Additional paid-in capital                                               10,952           10,877
  Retained earnings                                                        42,476           37,180
  Treasury stock, Class A, 30,000 shares                                     (136)            (136)
  Treasury stock, Class B, 47,550 shares                                      (41)             (41)
                                                                        ---------        ---------
        Realized stockholders' equity                                      59,146           53,748
  Accumulated other comprehensive income                                      827              109
                                                                        ---------        ---------
        Total stockholders' equity                                         59,973           53,857
                                                                        ---------        ---------
          Total liabilities and stockholders' equity                    $ 797,801        $ 631,125
                                                                        =========        =========



See accompanying Notes to Consolidated Financial Statements             3 of 16

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------

                        (000's except share data)                   Three months ended September 30, Nine months ended September 30,
                                                                         1998              1997           1998            1997
                                                                    ---------------- --------------  -------------- ----------------
Interest income
  Loans                                                                $    9,193      $    7,280      $   24,310      $   21,057
  Securities held-to-maturity                                               2,352           1,751           6,058           5,366
  Securities available-for-sale                                             2,653           1,274           5,773           3,817
  Federal funds sold and interest-bearing deposits in other banks             205              90           1,286             383
                                                                       ----------      ----------      ----------      ----------
      Total interest income                                                14,403          10,395          37,427          30,623

Interest expense
  Savings and NOW deposits                                                  1,043             998           3,236           3,005
  Money market accounts                                                       641             466           1,644           1,435
  Time deposits                                                             3,490           2,088           8,302           6,312
  Securities sold under agreements to repurchase                              449             275           1,134             688
  FHLB borrowings and other borrowed funds                                    972             164           1,398             388
                                                                       ----------      ----------      ----------      ----------
      Total interest expense                                                6,595           3,991          15,714          11,828
                                                                       ----------      ----------      ----------      ----------
        Net interest income                                                 7,808           6,404          21,713          18,795

          Provision for loan losses                                           225             135             575             525
                                                                       ----------      ----------      ----------      ----------
        Net interest income after provision
         for loan losses                                                    7,583           6,269          21,138          18,270

Other operating income
  Service charges on deposit accounts                                         456             460           1,337           1,309
  Lockbox fees                                                                398             365           1,252           1,088
  Brokerage commissions                                                       258             278             859             839
  Gain on sales of loans                                                        8              37              47              88
  Other income                                                                131             108             370             323
                                                                       ----------      ----------      ----------      ----------
      Total other operating income                                          1,251           1,248           3,865           3,647
                                                                       ----------      ----------      ----------      ----------

Operating expenses
  Salaries and employee benefits                                            3,422           3,055           9,953           9,090
  Occupancy                                                                   423             323           1,071             957
  Equipment                                                                   317             285             955             840
  Other                                                                     1,310           1,030           3,680           3,100
                                                                       ----------      ----------      ----------      ----------
      Total operating expenses                                              5,472           4,693          15,659          13,987
                                                                       ----------      ----------      ----------      ----------

        Income before income taxes                                          3,362           2,824           9,344           7,930

 Provision for income taxes                                                 1,273           1,093           3,468           3,160
                                                                       ----------      ----------      ----------      ----------

        Net income                                                     $    2,089      $    1,731      $    5,876      $    4,770
                                                                       ==========      ==========      ==========      ==========
------------------------------------------------------------------------------------------------------------------------------------
Share data:
  Weighted average number of shares outstanding, basic                  5,817,667       5,777,767       5,806,509       5,769,503
  Weighted average number of shares outstanding, diluted                5,858,784       5,846,473       5,848,388       5,836,008
  Net income per share, basic                                          $     0.36      $     0.30      $     1.01      $     0.83
  Net income per share, diluted                                        $     0.36      $     0.30      $     1.00      $     0.82
  Cash dividends declared:
    Class A common stock                                               $   0.0600      $   0.0500      $   0.1600      $   0.1500
    Class B common stock                                               $   0.0170      $   0.0070      $   0.0310      $   0.0210


See accompanying Notes to Consolidated Financial Statements.


                                                                        4 of 16

Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                           Class A  Class B  Additional             Treasury  Treasury      Other        Total
                                           Common    Common   Paid-In    Retained    Stock     Stock    Comprehensive  Stockholders'
Nine months ended September 30,             Stock    Stock    Capital    Earnings   Class A   Class B   Income (Loss)    Equity
                                           -----------------------------------------------------------------------------------------
                                                                                (000's)
1997
----
Balance at December 31, 1996               $3,488   $ 2,348   $10,786    $ 31,117    ($136)     ($41)       ($ 73)      $ 47,489

Net income                                      -         -         -       4,770        -         -            -          4,770
Other comprehensive income, net of tax:
  Increase in unrealized gain on
    securities available-for-sale               -         -         -           -        -         -          166            166
                                                                                                                        --------
Comprehensive income                                                                                                       4,936

Conversion of Class B common stock to
    Class A common stock, 9,200 shares         10       (10)        -           -        -         -            -              -

Stock options exercised, 19,300 shares         19         -        54           -        -         -            -             73

Cash dividends, Class A common stock,
    $.050 per share, per quarter                -         -         -        (521)       -         -            -           (521)

Cash dividends, Class B common stock,
    $.0070 per share, per quarter               -         -         -         (48)       -         -            -            (48)
                                           -------------------------------------------------------------------------------------
Balance at September 30, 1997              $3,517   $ 2,338   $10,840    $ 35,318    ($136)     ($41)       $  93       $ 51,929
                                           =====================================================================================

1998
----
Balance at December 31, 1997               $3,541   $ 2,327   $10,877    $ 37,180    ($136)     ($41)       $ 109       $ 53,857

Net income                                      -         -         -       5,876        -         -            -          5,876
Other comprehensive income, net of tax:
  Increase in unrealized gain on
    securities available-for-sale               -         -         -           -        -         -          718            718
                                                                                                                        --------
Comprehensive income                                                                                                       6,594

Conversion of Class B common stock to
    Class A common stock, 70,200 shares        71       (71)        -           -        -         -            -              -

Stock options exercised, 27,250 shares         27         -        75           -        -         -            -            102

Cash dividends, Class A common stock,
    $.050 per share, per quarter                -         -         -        (533)       -         -            -           (533)

Cash dividends, Class B common stock,
    $.0070 per share, per quarter               -         -         -         (47)       -         -            -            (47)
                                           -------------------------------------------------------------------------------------
Balance at September 30, 1998              $3,639   $ 2,256   $10,952    $ 42,476    ($136)     ($41)       $ 827       $ 59,973
                                           =====================================================================================



See accompanying Notes to Consolidated Financial Statements.


                                                                       5 of 16


Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)            1998          1997
---------------------------------------------------------------------------------------------------------
                                                                                For the nine months ended
                                                                                       September 30,
                                                                                          (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   5,876      $  4,770
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                        575           525
      Deferred income taxes                                                           (228)         (312)
      Net depreciation and amortization                                                588           442
      Increase in accrued interest receivable                                       (1,488)         (515)
      (Increase) decrease in other assets                                           (1,679)          167
      Loans originated for sale                                                     (2,532)       (6,899)
      Proceeds from sales of loans                                                   3,118         7,037
      Gain on sales of loans                                                           (47)          (88)
      (Gain) loss on sales of real estate owned                                         (7)            4
      (Decrease) increase in other liabilities                                      (2,183)          778
                                                                                 ---------      --------
        Net cash provided by operating activities                                    1,993         5,909
                                                                                 ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                         71,214        18,776
  Purchase of securities available-for-sale                                        (89,579)      (18,993)
  Proceeds from maturities of securities held-to-maturity                           59,787        15,502
  Purchase of securities held-to-maturity                                         (116,309)      (16,923)
  Decrease in investments purchased payable                                         (6,499)            0
  Net cash paid for acquired institution                                            (5,786)            0
  Net increase in loans                                                             (1,567)      (22,893)
  Proceeds from sales of real estate owned                                             137           319
  Capital expenditures                                                              (1,087)       (1,062)
                                                                                 ---------      --------
    Net cash used in investing activities                                          (89,689)      (25,274)
                                                                                 ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                    (32,197)      (10,899)
  Net increase (decrease) in demand, savings, money market and NOW deposits          2,058        (4,200)
  Net proceeds from the issuance of common stock                                       102            73
  Cash Dividends                                                                      (580)         (570)
  Net increase in securities sold under agreements to repurchase                     6,700        12,190
  Net increase in FHLB borrowings and other borrowed funds                          37,153         4,717
  Issuance of long term debt                                                        28,750             0
                                                                                 ---------      --------
    Net cash provided by financing activities                                       41,986         1,311
                                                                                 ---------      --------
Net decrease in cash and cash equivalents                                          (45,710)      (18,054)
  Cash and cash equivalents at beginning of year                                    97,892        67,681
                                                                                 ---------      --------
  Cash and cash equivalents at end of period                                     $  52,182      $ 49,627
                                                                                 =========      ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                     $  17,665      $ 11,146
    Income taxes                                                                     3,891         3,569
  Noncash transactions:
    Property acquired through foreclosure                                        $     130      $    296
  Change in unrealized gains on securities available-for-sale, net of  taxes     $     718      $    181



See accompanying Notes to Consolidated Financial Statements.


                                                                       6 of 16

                                          Century Bancorp Inc.
                               Notes to Consolidated Financial Statements


BASIS OF PRESENTATION       In the opinion of management, the accompanying
                            unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc.
                            (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended
                            September 30, 1998, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report.

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

                            In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB


                                     7 of 16

                            Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The provisions of the statement will be adopted in the December 31, 1998 financial statements.

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

                            The Statement is effective for the year 2000 financial statements. This statement is not expected to have a material impact on the financial statements.

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

                            The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on


                                     8 of 16
                            the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services.

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

                            Loans held for sale are carried at the lower of aggregate cost or market value. Gain or loss on sales of loans is recognized at the time of sale when the sales proceeds exceed or are less than the Bank's investment in the loans. Additionally, gains and losses are recognized when the average interest rate on the loans sold, adjusted for normal servicing fee, differs from the agreed yield to the buyer. The resulting excess service fee


                                     9 of 16
                            receivables, if any, are amortized using the interest method over the estimated life of the loans, adjusted for estimated prepayments.

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


                                    10 of 16

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

                            ====================================================



                                    11 of 16

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW                    For the quarter ended and year-to-date ended
                            September 30, 1998.

                            Earnings for the third quarter ended September 30, 1998 were $2.1 million, an increase of 20.7% when compared with the third quarter 1997 earnings of $1.7 million. Diluted earnings per share for the third quarter 1998 were $0.36 versus $0.30 for the third quarter of 1997.

                            For the nine months ending September 30, 1998, earnings were $5.9 million an increase of 23.2% when compared with the same period last year earnings of $4.8 million. Diluted earnings per share were $1.00 for the first nine months of 1998 compared with $.82 for the first nine months of 1997.

YEAR 2000                   The Company has completed its assessment of Year
                            2000 issues and developed a plan, budget, and testing strategy for mission-critical systems. The
                            Bank relies on its recently converted new core processing system for critical data warehousing and transaction processing. Other, less critical, systems are supported by purchased applications software. The Bank is continually evaluating mission-critical vendor plans and monitoring project milestones. The Bank plans to begin testing its key transaction processing system in the fourth quarter of 1998 and to substantially complete testing on its core processing system and on most other applications no later than December 31, 1998. The vendor has disclosed that its core processing system is Year 2000 compliant. Currently, there are five vendors for which testing will not commence until the first quarter of 1999. There can be no guarantee that the systems of other companies, or third party vendors on which the Company's systems rely, will be remedied on a timely basis. Therefore, the Company could possibly be negatively impacted to the extent other entities not affiliated with the Company are unsuccessful in properly addressing their respective
                            Year 2000 compliance responsibilities. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                            The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modification. The Bank's cost of Year 2000 remediation, which includes its cost of converting to new mainframe software, is expected to approach $1.5 - $2.0 million of which approximately $1.0 million has been incurred. The Company expects that the majority of the costs yet to be incurred will be to replace or update existing hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. In most instances, upgrades to computer hardware and software are being made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

                            The costs of the project and the date on which the Bank plans to complete



                                    12 of 16

                            Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                            Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

                            The Bank has also assessed the impact of the Year 2000 issue on its major borrowing customers. Borrowers that could experience a significant disruption in their business due to a Year 2000 failure have been identified. Management is in the process of obtaining specific information as to the readiness of these borrowers for Year 2000. Management will complete this assessment process by December 31, 1998.

                            After the Bank completes its testing of
                            mission-critical systems, a contingency plan will be completed for non-compliant systems. The Bank's contingency plan is expected to be in place by the second quarter of 1999.

FINANCIAL CONDITION

LOANS On September 30, 1998 total loans outstanding, net of unearned discount, were $392.1 million, an increase of 23.9% from the total on December 31, 1997. At September 30, 1998 commercial real estate loans accounted for 47.3% and residential real estate loans and real estate loans held-for- sale accounted for 27.8% of total loans. Construction loans increased to $20.6 million at September 30, 1998 from $19.6 million at the end of the previous quarter. Total loans increased primarily as a result of the acquisition of Haymarket in June 1998.

ALLOWANCE FOR LOAN LOSSES

                            The allowance for loan losses was 1.52% of total loans on September 30, 1998 compared with 1.41% on December 31, 1997. Net charge-offs for the nine month period ended September 30, 1998, were $259 thousand, compared with net charge-offs of $270 thousand for the same period in 1997. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

                            As of September 30, 1998, loans on non-accrual status totaled $1.6 million or .40% of loans; loans past due 90 days or more totaled $682 thousand; restructured performing loans totaled $1.0 million.

SECURITIES HELD-TO-MATURITY

                            The securities held-to-maturity portfolio totaled $165.8 million on September 30, 1998, an increase of 51.8% from the total on December 31, 1997. The portfolio is concentrated in United States Treasury and Agency securities and had a legal weighted average maturity of 11.0 years.

                            Total securities held-to-maturity increased primarily as a result of leveraged balance sheet transactions.


                                    13 of 16

                            Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

SECURITIES AVAILABLE-FOR-SALE

                            The securities available-for-sale portfolio totaled $162.8 million at September 30, 1998, an increase of
                            82.5 % from December 31, 1997. The portfolio is concentrated in United States Treasury and Agency securities and had a weighted average maturity of
                            3.25 years. Total securities available-for-sale increased primarily as a result of the acquisition of Haymarket.

DEPOSITS AND BORROWED FUNDS

                            On September 30, 1998 deposits totaled $611.5 million, representing a 18.6% increase in total deposits from December 31, 1997. Borrowed funds totaled $90.2 million compared to $46.3 million at December 31, 1997. The majority of the increase was an increase in borrowings from the Federal Home Loan Bank, as well as an increase in securities sold under agreements to repurchase. Total deposits increased primarily as a result of the acquisition of Haymarket.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                            For the three month period ended September 30, 1998 net interest income totaled $7.8 million, an increase of 21.9% from the comparable period in 1997. For the nine month period ended September 30, 1998 net interest income totaled $21.7 million, an increase of 15.5% from the comparable period in 1997. Interest income was primarily affected positively by the acquisition of Haymarket. The net yield on average earning assets on a fully taxable equivalent basis decreased to 4.60% in the first nine months of 1998 from 4.91% during the same period in 1997.

PROVISION FOR LOAN LOSSES

                            For the three month period ended September 30, 1998 the loan loss provision totaled $225 thousand compared to $135 thousand for the same period in 1997.

                            Loan loss provision for the nine months ended September 30, 1998 was $575 thousand compared with $525 thousand for the same period in 1997. Loan loss provision increased due to growth in loan portfolio.The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.43% at September 30, 1997 to 1.52% at September 30, 1998, respectively.

NON-INTEREST INCOME AND EXPENSE

                            Other operating income for the quarter ended
                            September 30, 1998 was $1.3 million unchanged, compared to the third quarter of 1997. For the nine month period ended September 30, 1998 other operating income totaled $3.9 million compared to $3.6 million for the same period in



                                    14 of 16

                            Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                            1997. Lockbox fees increased 6.0% due to an increase in lockbox volume relating to new customers for September 30, 1998.

                            During the third quarter 1998, operating expenses increased by $779 thousand to $5.5 million or 16.6% from the same quarter last year. The third quarter increase reflects expenses associated with the Haymarket acquisition.. For the nine month period ended September 30, 1998 operating expenses totaled $15.7 million compared to $14.0 million for the same period in 1997. For both the third quarter and year-to-date approximately half of the increase was in salaries and employee benefits with the remaining half in all other expenses. The Company has incurred expenses relating to increased professional fees for certain strategic initiatives.

INCOME TAXES

                            For the third quarter of 1998, the Company's income taxes totaled $1.3 million on pretax income of $3.4 million for an effective tax rate of 37.9%. For last year's corresponding quarter, the Company's income taxes totaled $1.1 million on pretax income of $2.8 million for an effective rate of 38.7%. For the nine month period ended September 30, 1998 income taxes totaled $3.5 million on pretax income of $9.3 million for an effective tax rate of 37.1%. For last year's corresponding period, the Company's income taxes totaled $3.2 million on pretax income of $7.9 million for an effective tax rate of 39.8%. The Company is continuing to realize savings in this area as the result of strategic tax savings initiatives.


                            ====================================================


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


                            ====================================================


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