Form 10-K
period 1998-12-31
CENTURY BANCORP INC
filed 1999-03-23
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended DECEMBER 31, 1998
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number              0-15752
                       ---------------------------------------------------------

                              CENTURY BANCORP, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

 COMMONWEALTH OF MASSACHUSETTS                                04-2498617
 -----------------------------                                ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification number)

    400 MYSTIC AVENUE, MEDFORD, MA                                     02155
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number including area code:                 (781)391-4000
                                                  ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $1.00 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                             X Yes   No
                                                                      -      -


  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1999:
                                   $5,778,720

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28,1999:

             CLASS A COMMON STOCK, $1.00 PAR VALUE 3,648,397 SHARES CLASS B COMMON STOCK, $1.00 PAR VALUE 2,178,770 SHARES

                              CENTURY BANCORP INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
                                     ------

ITEM 1    BUSINESS                                                          1-16

ITEM 2    PROPERTIES                                                          17

ITEM 3    LEGAL PROCEEDINGS                                                   17

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17


                                     PART II
                                     -------

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                17-18
               STOCKHOLDER MATTERS

ITEM 6    SELECTED FINANCIAL DATA                                             18

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   18
               CONDITION AND RESULTS OF OPERATIONS

ITEM 7a   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET               18
               RISK

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         18

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                       18
               ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                    PART III
                                    --------

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               45-47

ITEM 11   EXECUTIVE COMPENSATION AND OTHER INFORMATION                     47-51

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                     52
               AND MANAGEMENT

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      53


                                     PART IV
                                     -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND                         53
               REPORTS ON FORM 8-K


                                   SIGNATURES                                 54
                                   ----------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY


Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the "Company"), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the "Bank"): Century Bank and Trust Company formed in 1969. The Company had total assets of $853.3 million on December 31, 1998. The Company presently operates 16 banking offices in 15 cities and towns in Massachusetts ranging from Braintree to Peabody. The Banks' customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

On June 11, 1998, the Company completed its acquisition of Haymarket Co-operative Bank ("Haymarket"), headquartered in Boston, Massachusetts, and merged Haymarket into the Bank. The purchase price paid by the Company to the shareholders of Haymarket was $21.1 million in cash and the transaction was accounted for using the purchase method of accounting. The results of operations include the effect of the Haymarket acquisition for the 203 day period beginning June 12, 1998.

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

The Company is a provider of financial services including cash management, transaction processing, short term financing and intermediate term leasing to municipalities in Massachusetts. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.

The following table sets forth the distribution of the Company's average assets, liabilities and stockholders' equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.


                                                                       YEAR ENDED DECEMBER 31,
                                                                       ----------------------
                                                 1998                            1997                            1996
                                                 ----                            ----                            ----

                                     Average   Interest    Rate      Average   Interest     Rate      Average   Interest     Rate
                                     Balance  Income(1)  Earned(1)   Balance   Income(1)   Earned(1)  Balance   Income(1)  Earned(1)
                                     -------  ---------  ---------   -------   ---------   ---------  -------   ---------  ---------
                                                                    (Dollars In Thousands)

ASSETS


Interest-earning assets:
Loans(2)                             $358,498  $33,461     9.33%     $304,147   $28,479     9.36%     $281,943   $26,429    9.37%

Securities available-for-sale:
    Taxable                           138,104    8,314     6.02%       82,069     5,054     6.16%       90,652     5,627    6.21%
    Tax-exempt                            808       47     5.82%        1,327        80     6.03%          872        52    5.96%

Securities held-to-maturity:
    Taxable                           137,238    8,610     6.27%      109,458     7,047     6.44%       94,335     6,007    6.37%
    Tax-exempt                             21        3    14.29%           33         3     9.09%          170        13    7.65%

 Federal funds sold                    28,241    1,516     5.37%       12,864       706     5.49%       15,090       807    5.35%
 Interest bearing deposits
  in other banks                          571       44     7.71%           36         1     2.78%           47         2    4.26%
                                     -----------------               ------------------               ------------------

      Total interest-earning assets   663,481   51,995     7.84%      509,934    41,370     8.11%      483,109    38,937    8.06%
                                               -------                          -------     ----                 -------    ----

 Non interest-earning assets           61,421                          61,305                           61,450

 Allowance for loan losses             (5,452)                         (4,412)                          (4,163)
                                     --------                        --------                          --------
      Total assets                   $719,450                        $566,827                          $540,396
                                     ========                        ========                          ========

--------------------------------------------------------------------------------
(1) On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)  Nonaccrual loans are included in average amounts outstanding.


                                                                      YEAR ENDED DECEMBER 31,
                                                                      ----------------------

                                              1998                            1997                            1996
                                              ----                            ----                            ----
                                           Interest     Rate                 Interest      Rate                Interest
                                   Average  Income/     Earned/     Average   Income/      Earned/    Average   Income/    Rate
                                   Balance  Expense(1)   Paid(1)    Balance   Expense(1)    Paid(1)   Balance   Expense(1) Earned(1)
                                   -------  ----------  ---------   -------   ---------    ---------  -------   ---------  ---------
                                                                   (Dollars In Thousands)
LIABILITIES AND STOCKHOLDERS'
    EQUITY


Interest-bearing deposits:
    NOW accounts                    $110,066  $ 2,745     2.49%     $ 91,938   $ 2,561     2.79%     $ 84,620   $ 2,367    2.80%
    Savings accounts                  56,802    1,422     2.50%       55,911     1,433     2.56%       55,905     1,439    2.57%
    Money market accounts             77,930    2,255     2.89%       66,936     1,888     2.82%       70,735     2,084    2.95%
    Time deposits                    213,861   11,445     5.35%      155,607     8,474     5.45%      158,037     9,020    5.71%
                                    --------  -------               --------   -------               --------   -------

           Total interest-bearing
            deposits                 458,659   17,867     3.90%      370,392    14,356     3.88%      369,297    14,910    4.04%

Securities sold under
  agreements to repurchase            36,953    1,574     4.26%       24,994     1,075     4.30%       16,654       713    4.28%

Other borrowed funds and
  Long Term Debt                      38,293    2,574     6.72%        7,908       491     6.21%        3,135       182    5.81%
                                    -----------------               ------------------               ------------------
    Total interest-bearing
      liabilities                    533,905   22,015     4.12%      403,294    15,922     3.95%      389,086    15,805    4.06%
                                              -------     ----                 -------     ----                 -------    ----

Non interest-bearing liabilities
    Demand deposits                  119,802                         105,417                           99,179
    Other liabilities                  8,204                           7,787                            7,340
                                    --------                        --------                         --------
           Total liabilities         661,911                         516,498                          495,605
                                    --------                        --------                         --------
Stockholders' equity                  57,539                          50,329                           44,791
    Total liabilities &
      stockholders' equity          $719,450                        $566,827                         $540,396
                                    ========                        ========                         ========

Net interest income(1)                        $29,980                          $25,448                          $23,132
                                              =======                          =======                          =======


Net interest spread                                       3.72%                            4.16%                           4.00%
                                                          ====                             ====                            ====

Net yield on earnings assets                              4.52%                            4.99%                           4.79%
                                                          ====                             ====                            ====


--------------------------------------------------------------------------------

(1) On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

The following table summarizes the year-to-year changes in the Company's net interest income resulting from fluctuations in interest rates and volume changes in earning assets and interest bearing liabilities. Changes due to rate are computed by multiplying the change in rate by the prior year's volume. Changes due to volume are computed by multiplying the change in volume by the prior year's rate. Changes in volume and rate that cannot be separately identified have been allocated in proportion to the relationship of the absolute dollar amounts of each change.

Net interest income improved in 1998. Interest income was affected positively by higher loan volume, primarily as a result of the Haymarket acquisition. Much of the Company's earning assets were repriced to improve their respective returns. Interest expense rose primarily because of a higher level of borrowed funds. Interest income on securities increased primarily because of volume.


                                                               Year Ended December 31,
                                                               -----------------------

                                          1998 Compared with 1997                     1997 Compared with 1996
                                     -------------------------------------     ------------------------------------
                                     Increase/(Decrease)                       Increase/(Decrease)
                                     Due to Change in                          Due to Change in
                                     ---------------------                     --------------------
                                                                 Total                                     Total
                                     Average        Average     Increase       Average       Average      Increase
                                     Balance         Rate      (Decrease)      Balance         Rate      (Decrease)
                                     -------         ----      ----------      -------         ----      ----------

                                                                    (In Thousands)

Interest income:
 Loans                              $  5,073      $    (91)     $  4,982      $  2,079      $    (29)     $  2,050
 Securities available-for-sale:
   Taxable                             3,376          (116)        3,260          (523)          (50)         (573)
   Tax-exempt                            (30)           (3)          (33)           27             1            28
 Securities held-to-maturity:
   Taxable                             1,747          (183)        1,564           973            66         1,039
   Tax-exempt                             (1)            1            (0)          (12)            2           (10)
 Federal funds sold                      826           (16)          810          (122)           21          (101)
 Interest-bearing deposits
  in other banks                          40             2            42            (1)            1             0
                                    --------      --------      --------      --------      --------      --------
   Total interest income              11,031          (406)       10,625         2,422            11         2,433
                                    --------      --------      --------      --------      --------      --------

Interest expense:
 Deposits:
  NOW accounts                           470          (286)          184           204           (10)          194
  Savings accounts                        23           (34)          (11)            0            (6)           (6)
  Money market accounts                   19           348           367          (109)          (87)         (196)
  Time deposits                        2,980            (9)        2,971          (137)         (409)         (546)
                                    --------      --------      --------      --------      --------      --------
    Total interest-bearing
     deposits                          3,492            19         3,511           (42)         (512)         (554)
 Securities sold under
 agreements to repurchase                509           (10)          499           359             3           362

Other borrowed funds
   and long term debt                  2,040            43         2,083           262            13           309
                                    --------      --------      --------      --------      --------      --------
Total interest expense                 6,041            52         6,093           612          (495)          117
                                    --------      --------      --------      --------      --------      --------
Change in net interest income       $  4,990      $   (458)     $  4,532      $  1,811      $    505      $  2,316
                                    ========      ========      ========      ========      ========      ========


ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management objective is to attempt to insulate the balance sheet, and therefore the income statement, from excessive risk due to changes in market interest rates. It is the responsibility of the Company's ALCO committee to establish long- term strategies with respect to interest rate exposure, and to monitor that exposure in relation to present and prospective market interest rates, economic conditions, and balance sheet composition on an on-going basis. Monitoring techniques include gap management and simulation analysis.

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

The Company's targeted Gap range is +/- 20% within 3 months or less and +/- 20% within 4 to 12 months with a cumulative 1 year Gap at +/- 20%. The table presents categorical balances based on contractual maturities and repricing opportunities. The resulting amounts have been modified to reflect a management adjustment that pertains to NOW savings and money market accounts. While these core deposit accounts are subject to immediate withdrawal, the management adjustment is based on the fact that interest changes on such accounts have been infrequent and have not coincided with changes in market interest rates. In addition, a management adjustment has been made in the first maturity interval for the uncollected portion of cash and due from banks.



                                                                      Repricing / Maturity Interval Within
                                             --------------------------------------------------------------------------------------
December 31, 1998                              3 months      4 months       One year          Over          Non-
                                               or less     to 12 months    to 5 years        5 years      Maturing(1)      Total
                                             --------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:                                               (Dollars in Thousands)
Loans                                        $ 232,904     $  92,982       $  56,812       $  11,923      $   1,282      $ 395,903
Securities available-for-sale:
    Taxable                                     20,821         6,513         138,585          44,238              0        210,157
    Tax exempt                                       0             0               0               0              0              0
Securities held-to-maturity:
    Taxable                                      1,026         1,005          83,846          73,987              0        159,864
    Tax exempt                                       0            11               0               0              0             11
Federal funds sold                              26,500             0               0               0              0         26,500
Interest-bearing deposits in other banks:            1             0               0               0              0              1
                                             --------------------------------------------------------------------------------------
       Total interest-earning assets           281,252       100,511         279,243         130,148          1,282        792,436
                                             --------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Deposits:
    NOW accounts                                98,127             0               0               0              0         98,127
    Savings accounts                            55,080             0               0               0              0         55,080
    Money market deposits                       84,848             0               0               0              0         84,848
    Time deposits                               78,845       121,731          41,553               0              0        242,129
                                             --------------------------------------------------------------------------------------
        Total interest-bearing deposits        316,900       121,731          41,553               0              0        480,184
Securities sold under agreements
  to repurchase                                 57,690             0               0               0              0         57,690
Other borrowed funds & Long Term Debt            6,382         1,048               0          56,166              0         63,596
                                             --------------------------------------------------------------------------------------
        Total interest-bearing liabilities     380,972       122,779          41,553          56,166              0        601,470
                                             --------------------------------------------------------------------------------------

Interest-earning assets minus
  interest-bearing liabilities(Gap)          ($99,720)      ($22,268)      $ 237,690       $  73,982      $   1,282      $ 190,966
Management adjustment                          200,653       (17,448)       (155,437)              0              0         27,768
                                             --------------------------------------------------------------------------------------
Management-adjusted Gap                      $ 100,933     ($39,716)       $  82,253       $  73,982      $   1,282      $ 218,734
Management-adjusted Cumulative Gap                            61,217         143,470         217,452        218,734             --

Management-adjusted Gap/Total Assets             11.75%       -4.62%            9.57%           8.61%          0.15%         25.45%
Management-adjusted Cumulative Gap/
  Total Assets                                                  7.12%          16.70%          25.30%         25.45%            --

December 31, 1997
Management-adjusted Gap/Total Assets              0.92%         1.82%          17.22%           5.28%          0.27%         25.50%
Management-adjusted Cumulative Gap/
  Total Assets                                                  2.74%          19.96%          25.24%         25.50%            --


(1)  Represents loans placed on nonaccrual status.

LENDING ACTIVITIES

The following summary shows the composition of the loan portfolio at the dates indicated.

                                                              December 31,
                           ------------------------------------------------------------------------------------------
                                 1998                1997               1996             1995               1994
                           -----------------   ---------------    ----------------  ---------------   ---------------
                                    Percent            Percent            Percent           Percent           Percent
                           Amount   of Total   Amount  of Total   Amount  of Total  Amount  of Total  Amount  of Total
                           ------   --------   ------  --------   ------  --------  ------  --------  ------  --------
                                                         (Dollars In Thousands)
Construction and
 land development.......  $ 21,691    5.5%  $   7,549     2.4%   $  3,576    1.2%  $  1,444    0.5%  $  1,924    0.7%
Commercial and
 industrial.............    64,822   16.4      50,560    16.0      41,006   14.2     37,811   13.2     33,283   12.2
Industrial revenue
 bonds..................     1,034    0.2       2,693     0.9       3,030    1.1      3,362    1.2      3,873    1.4
Commercial real estate..   187,285   47.3     140,270    44.3     133,757   46.4    130,173   45.6    122,538   44.9
Residential real
 estate.................    87,518   22.1      76,385    24.1      76,638   26.6     82,132   28.8     82,028   30.1
Consumer................    14,355    3.6      19,254     6.1      12,749    4.4      9,243    3.2     12,017    4.4
Home equity.............    18,839    4.8      19,031     6.0      17,330    6.0     21,130    7.4     16,826    6.2
Overdrafts..............       359    0.1         648     0.2         194    0.1        143    0.1        232    0.1
                          --------  -----     -------    -----   --------  -----   --------  -----   --------  -----
Loans (net of unearned
 discount)..............  $395,903  100.0%   $316,390    100.0%  $288,280  100.0%  $285,438  100.0%  $272,721  100.0%
                          ========  =====    ========    =====   ========  =====   ========  =====   ========  =====

The following table summarizes the remaining maturity distribution of certain components of the Company's loan portfolio at December 31, 1998. The table excludes loans secured by one-to-four family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.


                                  Remaining Maturities of Selected Loans at December 31, 1998
                                  -----------------------------------------------------------

                                       One Year   One to Five     Over
                                       or Less       Years      Five Years     Total
                                       -------       -----      ----------     -----
                                                       (In Thousands)

Construction and land development     $ 20,009     $  1,682     $      0     $ 21,691
Commercial and industrial               62,766        2,415            0       65,181
Industrial revenue bonds                   339            0          695        1,034
Commercial real estate                 167,744       18,398        1,143      187,285
                                      --------     --------     --------     --------
  Total                               $250,858     $ 22,495     $  1,838     $275,191
                                      ========     ========     ========     ========

The following table indicates the rate variability of the above loans due after one year.


                                                  December 31, 1998
                                                  -----------------
                                        One to Five    Over
                                           Years     Five Years    Total
                                           -----     ----------    -----
                                                   (In Thousands)

Predetermined interest rates              $19,895     $ 1,838     $21,733
Floating or adjustable interest rates       2,600           0       2,600
                                          -------     -------     -------
  Total                                   $22,495     $ 1,838     $24,333
                                          =======     =======     =======

Individual loan officers have designated lending authorities established by the Board of Directors, with larger loans requiring a second approval. The Bank has an Executive Committee of the Board of Directors which meets monthly and ratifies or approves all credits above a specified size. In addition, the Company has an Executive Management Committee which meets monthly and monitors the Company's lending policies and practices. The members of the Executive Management Committee are: Marshall M. Sloane, Chairman, President and CEO; Jonathan G. Sloane, Executive Vice President; Paul V. Cusick, Jr., Vice President and Treasurer; all of the Company, and Donald H. Lang and William J. Sloboda, both Executive Vice Presidents of the Bank.

The Company's commercial and industrial (C&I) loan customers represent various small and middle market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Bank has placed greater emphasis on building its C&I base in the future. The regional economic strength or weakness impacts on the relative risks in this loan category. There is little concentration to any one business sector and loan risks are generally diversified among many borrowers.

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Banks's market area to generally include Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This complements the above C&I emphasis placed on the operating business entities and will be continued. The regional economic environment impacts on the risk to both non-residential and residential mortgages. This environment has improved over the recent period. Together the above factors have stabilized many sections of the regional market.

Residential real estate (1-4 family) includes two categories of loans. Approximately $20 million of loans are classified as "Commercial and Industrial" type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories wherein the collateral mitigates some risk. The collateral position notwithstanding, this category of loans shares similar risk characteristics as the C&I loans. The balance of loans in this category are mostly 1-4 family residential properties located in the Bank's market area. General underwriting criteria are largely the same as Fannie Mae but normally only one or three year adjustable interest rates are used. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a "First Time Homebuyer" product to encourage new home ownership. Residential real estate loan volume has declined but nonetheless remains a core consumer product. The economic environment impacts the risks associated with this category. In the recent period, the environment has improved, and the market has generally been stable. Declining interest rates could negatively impact the interest rate risk on adjustable interest rate loans as they are repriced in the future.

Home equity loans are extended as both first and second mortgages on owner occupied residential properties in the Bank's market area. Loans are underwritten to a maximum loan to property value of 75%.

The Bank intends to maintain a market for construction loans, principally for smaller local residential projects or an owner occupied commercial project. Independent appraisals of the project and the estimated costs are obtained and funds are advanced over the life of the project as inspections of completed work warrant. Individual consumer residential home construction loans are also extended on a similar basis.

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. At December 31, 1998, the Company was obligated to advance a total of $321 thousand to complete projects under construction.

At December 31, 1998 approximately 47.3% of the Company's loan portfolio consisted of commercial real estate loans. Construction loans had increased to
5.5 % of the Company's outstanding loans.

At December 31, 1998, the Company's residential mortgage loans amounted to $87.5 million. The Company's consumer loan portfolio amounted to $33.2 million at December 31, 1998, primarily consisting of home equity loans of $18.8 million and personal lines of credit, motor vehicle loans and other installment loans of $14.4 million.

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

The following table summarizes the Company's nonperforming assets at the dates indicated.


                                                          December 31,
                                                          ------------
                                     1998        1997        1996        1995        1994
                                     ----        ----        ----        ----        ----
                                                    (Dollars in Thousands)

Loans on nonaccrual                 $1,281      $1,705      $2,140      $3,751      $2,954
Loans not included above
   which are nonperforming
   troubled debt restructurings        -0-         -0-         -0-       1,457       3,113
Other real estate owned , net          -0-         -0-         182         845       3,192
                                    ------      ------      ------      ------      ------
     Total nonperforming assets     $1,281      $1,705      $2,322      $6,053      $9,259
                                    ======      ======      ======      ======      ======

Percentage of nonperforming
   assets to total loans and
   other related assets               0.32%       0.54%       0.81%       2.12%       3.39%
                                    ======      ======      ======      ======      ======


The lower level of nonperforming assets in 1998 resulted from a reduction in new additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans and sales of other real estate owned (OREO).

The Company identifies loans renegotiated prior to January 1, 1995 at then below market rates as troubled debt restructurings. Interest income associated with the $2,872,000 of troubled debt restructurings and performing impaired loans at December 31, 1998 amounted to $196,000 for the year then ended. Interest income for the same period would have amounted to $260,000 under the original terms and agreements of the notes. As a result of placing loans on non-accrual status, the Company has foregone $139,000 of interest income during 1998 compared to $118,000 during 1997.

In addition to the above, the Company is monitoring closely $8.7 million of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate properties experiencing higher than expected vacancies and lower than expected rental revenue. While the properties are considered to have adequate value to cover the loan balances at December 31, 1998, such values can fluctuate with changes in the economy and the real estate market.

There were no impaired loans with specific reserves at December 31, 1998 and 1997 because, in the opinion of management, none required a specific reserve. All impaired loans have been measured using the fair value of the collateral method.

The following table summarizes the Company's loans past due 90 days or more and still accruing and impaired loans at the dates indicated.


                                                                                   December 31,
                                                                                   ------------
                                                                  1998       1997       1996       1995       1994
                                                                  ----       ----       ----       ----       ----

                                                                              (Dollars in Thousands)
Loans past due 90 days or
   more and still accruing                                       $  698     $    7     $  192     $   87     $  114
Impaired loans                                                   $2,992     $3,515     $3,055     $3,356        n/a

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company's allowance for loan losses for the years indicated.


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                  1998          1997          1996          1995         1994
                                                  ----          ----          ----          ----         ----
                                                                    (Dollars in Thousands)
Year end loans outstanding
  (net of unearned discount)                    $395,903      $316,390      $288,280      $285,438      $272,721
                                                ========      ========      ========      ========      ========

Average loans outstanding
  (net of unearned discount)                    $358,498      $304,147      $281,943      $279,555      $267,123
                                                ========      ========      ========      ========      ========

Balance of allowance for
  loan losses at
  beginning of year                             $  4,446      $  4,179      $  4,193      $  4,239      $  5,129
                                                --------      --------      --------      --------      --------

Loans charged-off:
  Commercial                                         316            25             2             2           781
  Construction and land development                    0             0             0             0           292
  Commercial real estate                              21            48           380         1,144           433
  Residential real estate                              0           363           801           551         1,016
  Consumer                                           506           253           120           131           242
                                                --------      --------      --------      --------      --------
     Total loans charged-off                         843           689         1,303         1,828         2,764
                                                --------      --------      --------      --------      --------

Recoveries of loans previously charged-off:
  Commercial                                          21            76            78            39            23
  Real estate                                        367           162           163           134           204
  Consumer                                            37            58            28            49            27
                                                --------      --------      --------      --------      --------
     Total recoveries of loans
      previously charged-off                         425           296           269           222           254
                                                --------      --------      --------      --------      --------
     Net loans charged-off                           418           393         1,034         1,606         2,510
                                                --------      --------      --------      --------      --------
  Additions to allowance charged to
    operating expense                                800           660         1,020         1,560         1,620
  Acquired allowance                               1,194            --            --            --            --
                                                --------      --------      --------      --------      --------
  Balance at end of year                        $  6,022      $  4,446      $  4,179      $  4,193      $  4,239
                                                ========      ========      ========      ========      ========

  Ratio of net charge-offs during
    the year to average loans
    outstanding                                     0.12%         0.13%          .37%          .57%         1.32%
                                                ========      ========      ========      ========      ========

  Ratio of allowance for
    loan losses to loans
    outstanding                                     1.52%         1.41%         1.45%         1.47%         1.89%
                                                ========      ========      ========      ========      ========

The provision for 1998, while below the prior four year average, remains above historical levels and reflects significant improvements in the loan portfolio. At December 31, 1998 nonperforming assets were $1.3 million or .32% of loans and related assets. Such figures are significantly lower than those at the end of the last four years.

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




                                 1998                1997               1996              1995               1994
                           -----------------   ----------------   ----------------   ----------------   ----------------
                                  Percent of         Percent of         Percent of         Percent of         Percent of
                                    loans in           loans in           loans in           loans in           loans in
                               each category      each category      each category      each category      each category
Balance at end of                   to total           to total           to total           to total           to total
period applicable to       Amount      loans   Amount     loans   Amount     loans   Amount     loans   Amount     loans
--------------------       ------   --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                         (Dollars In Thousands)
Construction and land
 development.............  $  361       5.5%   $  104      2.4%   $   48      1.2%   $   21      0.5%   $   49     0.7%
Commercial and
 industrial..............     912      16.4       716     16.0       660     14.2       595     13.2       530    12.2
Industrial revenue
 bonds...................       6       0.2        17      0.9        17      1.1        23      1.2        26     1.4
Commercial real estate...   2,737      47.3     2,138     44.3     2,201     46.4     2,095     45.6     2,158    44.9
Residential real estate..   1,296      22.1       846     24.1       830     26.6     1,031     28.8     1,025    30.1
Consumer.................     508       3.6       402      6.1       233      4.4       228      3.2       293     4.4
Home equity..............     197       4.8       214      6.0       187      6.0       198      7.4       155     6.2
Overdrafts...............       5       0.1         9      0.2         3      0.1         2      0.1         3     0.1
                           ------     -----    ------    -----    ------    -----    ------    -----    ------   -----
                           $6,022     100.0%   $4,446    100.0%   $4,179    100.0%   $4,193    100.0%   $4,239   100.0%
                           ======     =====    ======    =====    ======    =====    ======    =====    ======   =====


INVESTMENT ACTIVITIES

The following table sets forth certain information regarding the Company's investment portfolio. Dollar amounts reflect carrying values. At December 31, 1998, the market value of securities available-for-sale was $210.2 million compared to the amortized cost of $210.3 million for such securities. At December 31, 1998, the market value of securities held-to-maturity was $160.1 million, compared to the amortized cost of $159.9 million of such securities.


                                     Securities available-for-sale         Securities held-to-maturity
                                              December 31,                         December 31,
                                   ---------------------------------    ---------------------------------
                                      1998        1997        1996        1998       1997        1996
                                   ---------    --------    --------    ---------   ---------   ---------
                                             (In Thousands)                      (In Thousands)
Balance at end of
period applicable to
--------------------
U.S. Government and Agencies......  $202,925     $84,763     $77,155     $159,789    $107,117    $105,582
Obligations of states and
 political subdivision............         0         750       1,241           11          22          34
Other.............................     7,232       3,677       2,619           75       2,100       2,099
                                    --------     -------     -------     --------    --------    --------
                                    $210,157     $89,190     $81,015     $159,875    $109,239    $107,715
                                    ========     =======     =======     ========    ========    ========

The following table sets forth the maturities of the Company's investment securities on the basis of their carrying values at December 31, 1998 and the weighted average yields of securities, which are based on amortized cost, calculated on a fully taxable equivalent basis.


                                                        Securities Available-for-Sale
                            ------------------------------------------------------------------------------------------
                                                   After One         After Five
                                 Within            But Within        But Within          After
                                One Year           Five Years         Ten Years        Ten Years            Total
                            -----------------   ----------------   ----------------  ---------------   ---------------
                            Amount     Yield    Amount   Yield     Amount   Yield    Amount   Yield    Amount   Yield
                            ------   --------   ------  --------   ------  --------  ------  --------  ------  --------
                                                         (Dollars In Thousands)
U.S. Government and
 Agencies.................  $20,527    6.02%   $138,480   5.82%    $42,918   5.84%   $1,000   6.01%   $202,925   5.85%
Obligations of states and
 political subdivisions...        0    0.00%          0   0.00%          0   0.00%        0   0.00%          0   0.00%
Other.....................        0    0.00%        105   6.30%        268   7.80%    6,859   6.40%      7,232   6.45%
                            -------            --------            -------           ------           --------
                            $20,527    6.02%   $138,585   5.82%    $43,186   5.86%   $7,861   6.35%   $210,157   5.87%
                            =======    ====    ========   ====     =======   ====    ======   ====    ========   ====

                                                          Securities Held-to-Maturity
                            ------------------------------------------------------------------------------------------
                                                   After One         After Five
                                 Within            But Within        But Within          After
                                One Year           Five Years         Ten Years        Ten Years            Total
                            -----------------   ----------------   ----------------  ---------------   ---------------
                            Amount    Yield     Amount   Yield    Amount   Yield    Amount     Yield    Amount    Yield
                            ------   --------   ------   ------   ------   ------   -------   ------   --------  ------
                                                         (Dollars In Thousands)
U.S. Government and
 Agencies.................  $2,006    5.92%    $83,822   6.05%    $19,996   5.98%   $36,623    7.12%   $142,447   6.31%
Obligations of states and
 political subdivisions...      11    8.65%          0   0.00%          0   0.00%         0    0.00%         11   8.65%
Other.....................      25    7.25%         25   4.00%         25   5.50%    17,342    6.35%     17,417   6.53%
                            ------             -------            -------           -------             -------
                            $2,042    5.95%    $83,847   6.05%    $20,021   5.98%   $53,965    6.93%    $159,875  6.34%
                            ======    ====     =======   ====     =======   ====    =======    ====     ========  ====

Obligations of states and political subdivisions consist primarily of obligations of the Commonwealth of Massachusetts and its subdivisions having other relationships with the Company. The Company regularly bids on tax anticipation notes and other short-term instruments of municipalities who have other depository relationships with it. The Company also writes equipment leases to finance acquisition of computers, fire trucks, snow plows and other equipment used by municipalities.


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

Interest rates on deposits are set bi-monthly by the Bank's rate setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

The following table shows the average amount of and average interest rate paid on various categories of deposits during the years indicated.


                                                  1998                        1997                     1996
                                         ----------------------      ----------------------    ----------------------
                                                                     (Dollars In Thousands)

                                                       Average                     Average                   Average
                                                       Interest                    Interest                  Interest
                                          Average        Rate         Average        Rate      Average         Rate
                                          Amount         Paid         Amount         Paid      Amount         Paid
                                         --------        ----        --------        ----      --------        ----

Interest-bearing deposits:
NOW accounts                             $110,066        2.49%       $ 91,938        2.79%     $ 84,620        2.80%
Savings accounts                           56,802        2.50%         55,911        2.56%       55,905        2.57%
Money market accounts                      77,930        2.89%         66,936        2.82%       70,735        2.95%
Time deposits of $100,000 or more          60,895        5.37%         35,939        5.14%       34,542        5.19%
Other time deposits                       152,966        5.34%        119,668        5.54%      123,495        5.85%
                                         --------        ----        --------        ----      --------        ----

Total interest-bearing deposits           458,659        3.90%        370,392        3.88%      369,297        4.04%

Non interest-bearing demand deposits      119,802                     105,417                    99,179
                                         --------                    --------                  --------


Total average deposits                   $578,461        3.09%       $475,809        3.02%     $468,476        3.18%
                                         ========        ====        ========        ====      ========        ====


Total deposits at December 31, 1998 amounted to $643 million, including $72 million of time deposits of $100,000 or more. Traditionally, the Company experiences a decline in deposits during the first and third quarters of each year because of the deposit cycles of certain of its customers, notably municipalities.

The Company's time certificates of deposit in amounts of $100,000 or more at December 31, 1998 mature as follows.


                                                        (In Thousands)
Three months or less                                        $43,637
Three through six months                                     13,264
Six through twelve months                                     8,419
Over twelve months                                            6,512
                                                              -----
                                                            $71,832
                                                            =======

BORROWED FUNDS AND LONG TERM DEBT

The Company sells securities under repurchase agreements and enters into other borrowings to obtain funds to support asset growth. Pertinent data relating to borrowed funds and long term debt is presented below.


                                               1998        1997          1996
                                               ----        ----          ----
                                                   (Dollars In Thousands)
Securities sold under agreements
to repurchase:

Amount outstanding at year end               $57,690      $32,850      $17,790
Weighted average interest rate
  at end of year                                3.53%        4.49%        4.34%
Maximum amount outstanding at
  any month end during year                  $57,690      $39,060      $17,790
Daily average amount outstanding
  during year                                $36,953      $24,994      $16,654
Weighted average interest rate
  during year                                   4.26%        4.30%        4.28%

Other borrowed funds and long term debt:

Amount outstanding at year end               $63,596      $13,474      $12,353
Weighted average interest rate
  at end of year                                6.65%        6.96%        7.16%
Maximum amount outstanding at
  any month end during year                  $79,377      $36,609      $17,577
Daily average amount outstanding
  during year                                $38,293      $ 7,908      $ 3,135
Weighted average interest rate
  during year                                   6.72%        6.21%        5.81%


Securities sold under agreements to repurchase are primarily over-night demand obligations and are collateralized by U.S. Government and Agency securities.

OTHER SERVICES

In addition to fees derived from traditional banking activities such as loan origination fees, the Company derives revenues from its automated lock box collection system and full service securities brokerage offered through Commonwealth Equity Services, Inc., an unaffiliated registered securities broker-dealer and investment adviser.

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

EMPLOYEES

As of December 31, 1998, the Company had 214 full-time and 72 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

The Holding Company Act prohibits a bank holding company, with certain exceptions, from (I) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or a bank holding company, or
(ii) engaging in any activity other than managing or controlling banks, or furnishing services to or performing services for its subsidiaries. A bank holding company may own, however, shares of a company engaged in activities which the FRB has determined are so closely related to banking or managing or controlling banks as to be a proper incident thereto. Such activities include leasing real or personal property under certain conditions; operating as a mortgage finance or factoring company; servicing loans and other extensions of credit; acting as a fiduciary; acting as investment or financial advisor under certain conditions; acting as insurance agent or broker principally in connection with extensions of credit by the bank holding company or any subsidiary; acting as underwriter for credit life insurance and credit accident and health insurance which is directly related to extensions of credit by the bank holding company or any subsidiary; arranging commercial real estate equity financing under certain circumstances; providing securities brokerage and related services as agent for the account of customers; providing bookkeeping or data processing services for the bank holding company, its affiliates and other institutions, with certain limitations; making certain equity and debt investments in community rehabilitation and development corporations; and providing certain kinds of management consulting advice to unaffiliated banks.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review in 1998.

The regulatory standard for capital adequacy assigns risk factors to asset categories and certain off-balance sheet commitments. The fully-phased in 1992 standard requires a tier-1 capital to risk assets ratio of 4.00% and a total capital to risk assets ratio of 8.00%. At December 31, 1998, the Company's ratios were 16.66% and 19.72%, respectively. The Bank also exceeded these risk-weighted capital measures at December 31, 1998. In addition to these risk based capital requirements, federal banking regulators have leverage guidelines. The minimum leverage requirement is 4% as measured by the ratio of core capital, net of intangible assets, to total assets. At December 31, 1998 the Company's ratio was 9.55%. The Bank also exceeded the leverage requirement at December 31, 1998.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

On December 19, 1991, the FDIC Improvement Act of 1991 (the "1991 Act") was enacted. This legislation sought to recapitalize the Bank Insurance Fund of the FDIC ("BIF"), which had been severely depleted as a result of the larger members of failed banks. The recapitalization continues to be funded through, among other things, increased deposit insurance assessments payable by BIF-insured institutions, which increases the cost of doing business by all BIF-insured institutions, including the Bank. The 1991 Act also provides for, among other things: enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; a requirement that the federal banking agencies amend their risk-based capital requirements to include components for interest-rate risk, concentration of credit risk, and the risk of nontraditional activities; expanded authority for cross-industry mergers and acquisitions; mandated consumer protection disclosures with respect to deposit accounts; and imposed restrictions on the activities of state-chartered banks, including the Bank.

Provisions of the 1991 Act relating to the activities of state-chartered banks significantly impact the way the Company conducts its business. In this regard, the 1991 Act provides that insured state banks, such as the Bank, may not engage as principal in any activity that is not permissible for a national bank, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards. Activities of subsidiaries of insured state banks are similarly restricted to those activities permissible for subsidiaries of national banks, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards.

INTERSTATE BANKING

As of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "RNA") permitted adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, beginning on June 1, 1997, the RNA provides for banks to branch across state lines, although individual states are authorized to permit interstate branches earlier or to elect to opt out entirely.

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

ITEM 2. PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, and 11 of the 15 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 1998 to 2026.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of Security Holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     (a) The Class A Common Stock of the Company is traded on the NASDAQ system. The price range of the Company's Class A common stock since January 1, 1997 is shown on page 19.

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


     (b)  Approximate number of equity security holders as of December 31, 1998.

                                                             Approximate Number
                 Title of Class                              of Record Holders

                 Class A Common Stock                             330
                 Class B Common Stock                              69

     (C) Under the Company's Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of that paid, if any, from time to time on each share of Class B Common Stock. (cont.)

          The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.


                                                                               Dividends Per Share

                                                                             Class A           Class B
                                                                             -------           -------

                    1996
                         First quarter                                       $  .040            $.0056
                         Second quarter                                         .040             .0056
                         Third quarter                                          .040             .0056
                         Fourth quarter                                         .040             .0056

                    1997
                         First quarter                                       $  .050            $.0070
                         Second quarter                                         .050             .0070
                         Third quarter                                          .050             .0070
                         Fourth quarter                                         .050             .0070

                    1998
                         First quarter                                       $  .050            $.0070
                         Second quarter                                         .050             .0070
                         Third quarter                                          .050             .0070
                         Fourth quarter                                         .060             .0170


          As a bank holding company, the Company's ability to pay dividends is dependent in part upon the dividend payments it receives from the Bank, which are subject to certain restrictions on the payment of dividends. A Massachusetts trust company may pay dividends out of net profits from time to time, provided that either (I) the trust company's capital stock and surplus account equal an aggregate of at least 10% of its deposit liabilities, or (ii) the amount of its surplus account is equal to at least the amount of its capital account.



ITEM 6. SELECTED FINANCIAL DATA

        The information required herein is shown on page 19 and 20.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required herein is shown on pages 21 through 25.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is shown on page 23 and 24.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required herein is shown on pages 26 through 44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


 .................................................................. FINANCIAL HIGHLIGHTS


                                            .............
                                                1998            1997            1996
 ........................................................................................
(dollars in thousands except share data)

YEAR-END
Total assets                                 $  853,326      $  631,125      $  560,857
Total loans                                     395,903         316,390         288,280
Total deposits                                  643,425         515,449         476,135
Total stockholders' equity                       61,051          53,857          47,489

YEARLY AVERAGES
Total assets                                 $  719,450      $  566,827      $  540,396
Total earning assets                            663,481         509,934         483,109
Total securities available-for-sale             138,912          83,396          91,524
Total securities held-to-maturity               137,259         109,491          94,505
Total loans                                     358,498         304,147         281,943
Total deposits                                  578,461         475,809         468,476
Total borrowed funds                             56,079          32,902          19,789
Total stockholders' equity                       57,539          50,329          44,791

EARNINGS
Net income                                   $    8,105      $    6,823      $    5,434
Net interest income, taxable equivalent          29,980          25,448          23,132
Other operating income                            5,230           4,994           4,761
Operating expenses                               21,326          18,600          17,874

PERFORMANCE MEASURES
Earnings per share, basic                    $     1.40      $     1.18      $     0.95
Earnings per share, diluted                  $     1.39      $     1.17      $     0.93
Return on average stockholders' equity            14.09%          13.56%          12.13%
Book value per share at December 31          $    10.49      $     9.30      $     8.25
Return on average assets                           1.13%           1.20%           1.01%
Common Share Data
Average shares outstanding, basic             5,806,445       5,772,135       5,736,230
Average shares outstanding, diluted           5,847,444       5,830,910       5,818,942
Shares outstanding at year-end                5,822,167       5,790,417       5,758,467
                                             ...........



PER SHARE DATA

                                .......................................................
1998, Quarter Ended              December 31,   September 30,   June 30,     March 31,
 .......................................................................................
                                                   <
Market price range (Class A)
  High                             $ 20.50         $21.75       $ 22.75       $ 23.75
  Low                                15.00          16.00         20.00         17.875
  Dividends class A                   0.06           0.05          0.05          0.05
Dividends class B                     0.017          0.007         0.007         0.007
                                .......................................................


                                .......................................................
1997, Quarter Ended              December 31,   September 30,   June 30,     March 31,
 .......................................................................................
Market price range (Class A)
  High                             $19.00          $17.25       $13.875       $14.125
  Low                               16.625          13.25        12.625        12.75
Dividends class A                    0.05            0.05         0.05          0.05
Dividends class B                    0.007           0.007        0.007         0.007
                                .......................................................


 ............................................................................................SELECTED FINANCIAL DATA


                                           ............
                                               1998           1997           1996           1995           1994
 ...................................................................................................................
(dollars in thousands except share data)
FOR THE YEAR
Interest income                             $   51,878     $   41,216     $   38,777     $   35,988     $   30,461
Interest expense                                22,015         15,922         15,805         14,686         10,924
                                            ----------------------------------------------------------------------
  Net interest income                           29,863         25,294         22,972         21,302         19,537
Provision for loan losses                          800            660          1,020          1,560          1,620
                                            ----------------------------------------------------------------------
  Net interest income after
   provision for loan losses                    29,063         24,634         21,952         19,742         17,917
Other operating income                           5,230          4,994          4,761          4,722          5,420
Operating expenses                              21,326         18,600         17,874         18,224         19,265
                                            ----------------------------------------------------------------------
  Income before income taxes                    12,967         11,028          8,839          6,240          4,072
Provision for income taxes                       4,862          4,205          3,405          1,666            768
                                            ----------------------------------------------------------------------
  Net income                                $    8,105     $    6,823     $    5,434     $    4,574     $    3,304
                                            ======================================================================

Average shares outstanding, basic            5,806,445      5,772,135      5,736,230      5,722,646      5,722,450
Average shares outstanding, diluted          5,847,444      5,830,910      5,818,942      5,831,042      5,832,093
Earnings per share:
  Basic                                     $     1.40     $     1.18     $     0.95     $     0.80     $     0.58
  Diluted                                   $     1.39     $     1.17     $     0.93     $     0.78     $     0.57
Dividend payout ratio                             10.3%          11.1%          10.9%           9.6%          10.9%

AT YEAR-END
Assets                                      $  853,326     $  631,125     $  560,857     $  531,928     $  465,419
Loans                                          395,903        316,390        288,280        285,438        272,721
Deposits                                       643,425        515,449        476,135        458,615        409,542
Stockholders' equity                            61,051         53,857         47,489         42,935         37,553
Book value per share                        $    10.49     $     9.30     $     8.25     $     7.50     $     6.56

SELECTED FINANCIAL PERCENTAGES
Return on average assets                          1.13%          1.20%          1.01%          0.92%          0.70%
Return on average stockholders' equity           14.09%         13.56%         12.13%         11.33%          9.11%
Net yield on average earning assets,
 taxable equivalent                               4.52%          4.99%          4.79%          4.86%          4.70%
Net charge-offs as a percent of
 average loans                                    0.12%          0.13%          0.37%          0.57%          0.94%
Average stockholders' equity to
 average assets                                   7.99%          8.88%          8.29%          8.17%          7.67%
                                           ............

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION.......................................................................

OVERVIEW
 ................................................................................

Century Bancorp, Inc. (the "Company") had net income of $8,105,000 for the year ended December 31, 1998, compared with net income of $6,823,000 for year ended December 31, 1997 and net income of $5,434,000 for the year ended December 31, 1996. Basic earnings per share were $1.40 in 1998 compared to $1.18 in 1997 and $0.95 in 1996. Diluted earnings per share were $1.39 in 1998 compared to $1.17 in 1997 and $0.93 in 1996.

Total assets were $853,326,000 at December 31, 1998, an increase of 35.2% from total assets of $631,125,000 on December 31, 1997, which, in turn, were 12.5% higher than total assets of $560,857,000 on December 31, 1996.

On December 31, 1998, stockholders' equity totaled $61,051,000 compared with $53,857,000 on December 31, 1997, and $47,489,000 on December 31, 1996. Book
value increased to $10.49 at December 31, 1998 from $9.30 on December 31, 1997, which had increased from $8.25 on December 31, 1996.

On June 11, 1998 The Company acquired Haymarket Co-operative Bank ("Haymarket"), headquartered in Boston Massachusetts, and merged Haymarket into the Company's subsidiary, Century Bank and Trust Company (the "Bank"). The purchase price was $21.1 million and was accounted for using the purchase method of accounting. The results of operations include the effect of the purchase for the 203 day period beginning June 12, 1998.

In May 1998 the Company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company is using the proceeds primarily for general business purposes.

YEAR 2000
 ................................................................................

The Company has completed its assessment of Year 2000 issues and developed a plan, budget, and testing strategy for mission-critical systems. The Bank relies on its recently converted new core processing system for critical data warehousing and transaction processing. Other, less critical, systems are supported by purchased applications software. The Bank is continually evaluating mission-critical vendor plans and monitoring project milestones. The Bank has begun testing its key transaction processing system and is expected to substantially complete testing on its core processing system and on most other applications no later than March 31, 1999. The vendor, of the core processing system, has disclosed that its processing system is Year 2000 compliant. Currently, there are five vendors for which testing will not commence until the first quarter of 1999. There can be no guarantee that the systems of other companies, or third party vendors on which the Company's systems rely, will be remedied on a timely basis. Therefore, the Company could possibly be negatively impacted to the extent other entities not affiliated with the Company are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modification. The Bank's cost of Year 2000 remediation, which includes its cost of converting to new mainframe software and certain internal costs, is expected to approach $1.5 - $2.0 million of which approximately $1.2 million has been incurred. The Company expects that the majority of the costs yet to be incurred will be to replace or update existing hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. In most instances, upgrades to computer hardware and software are being made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

The costs of the project and the date on which the Bank plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

The Bank has also assessed the impact of the Year 2000 issue on its major borrowing customers. Borrowers that could experience a significant disruption in their business due to a Year 2000 failure have been identified. Management is in the process of obtaining information as to the readiness of these borrowers for Year 2000. Management is expected to substantially complete this assessment process by March 31, 1999.

After the Bank completes its testing of mission-critical systems, a contingency plan will be completed for non-compliant systems. The Bank's contingency plan is expected to be in place by the second quarter of 1999.

 ................................................................................

RESULTS OF OPERATIONS
 ................................................................................

The Company's operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 17.8% in 1998 to $29,980,000 compared with $25,448,000 in 1997. Interest income was affected positively by the acquisition of Haymarket. Net interest income is affected by the level of interest rates, the ability of the Company's earning assets and deposits to adjust to changes in interest rates and the mix of the Company's earning assets and deposits. The net yield on earning assets on a fully taxable equivalent basis decreased to 4.52% in 1998 from 4.99% in 1997 which, in turn, had increased from 4.79% in 1996.

Average earning assets were $663,481,000 in 1998, an increase of $153,453,000 or 30.1% from the average in 1997, which was 5.6% higher than the average in 1996. Total average securities, including securities available for sale and securities held to maturity, increased 43.2% to $276,171,000. The increase in average securities-held-to-maturity increased primarily as a result of leveraged balance sheet transactions. Total securities available-for-sale increased primarily as a result of the acquisition of Haymarket. Haymarket securities contributed approximately $20,000,000 to the Bank's year-to-date average. This increase in securities volume resulted in higher securities income, which increased 39.5% to $16,957,000. Total average loans increased 17.9% to $358,498,000 after increasing $22,204,000 in 1997. Total loans increased in 1998 primarily as a result of the acquisition of Haymarket. Haymarket loans contributed approximately $42,000,000 to the Bank's year-to-date average. The increase in loan volume resulted in higher loan income, which increased by 17.7% or $5,008,000 to $33,361,000. Total loan income was $26,291,000 in 1996.

The Company's sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 21.6% in 1998 after increasing by 1.6% in 1997. Deposits increased in 1998, primarily as a result of the acquisition of Haymarket. Haymarket deposits contributed approximately $58,000,000 to the Bank's year-to-date average. Borrowed funds increased by 70.4% in 1998 following an increase of 66.3% in 1997. The majority of the Company's borrowed funds are in retail repurchase agreements. Interest expense totaled $22,015,000 in 1998, an increase of $6,093,000 or 38.3% from 1997 when interest expense increased .7% from 1996. This increase in interest expense is due primarily to the acquisition of Haymarket.

PROVISION FOR LOAN LOSS
 ................................................................................

The provision for loan losses was $800,000 in 1998 compared with $660,000 in 1997 and $1,020,000 in 1996. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

The allowance for loan losses was $6,022,000 at December 31, 1998 compared with $4,446,000 at December 31, 1997 and $4,179,000 at December 31, 1996. Expressed
as a percentage of outstanding loans at year-end, the allowance was 1.52% in 1998, 1.41% in 1997 and 1.45% in 1996. This increased ratio reflects the uncertain incremental risks associated with the acquisition of Haymarket. Also, a certain section of the consumer loan portfolio has had higher than anticipated charge-off activity, accordingly the reserve has been increased.

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

The Company experienced a slight decrease in net charge-offs in 1998 with net charge-offs as a percent of average loans outstanding at 0.12%. The comparable figures for 1997 and 1996 were 0.13% and 0.37% respectively. Non-performing loans, which include all non-accruing loans, totaled $1,281,000 on December 31, 1998, compared with $1,705,000 on December 31, 1997.

 ................................................................................


OTHER OPERATING INCOME
 ................................................................................

The Company continued to experience good results in its fee-based services in 1998. These fee-based services include deposit related services, lock-box processing and securities brokerage services.

Total other operating income in 1998, was $5,230,000 an increase of $236,000 or 4.7% compared to 1997. This increase followed an increase of $233,000 or 4.9% in 1997, compared to 1996. Service charge income, which continues to be the largest area of other operating income with $1,800,000 in 1998, saw an increase of $9,000 in 1998. Lock-box revenues totaled $1,660,000 up $193,000 in 1998, primarily as a result of an increase in the lock-box customer base. Brokerage commissions decreased slightly to $1,130,000 in 1998 from $1,171,000 in 1997, which, saw an increase of $99,000 from 1996.

OPERATING EXPENSES
 ................................................................................

Total operating expenses were $21,326,000 in 1998 compared to $18,600,000 in 1997 and $17,874,000 in 1996.

Salaries and employee benefits expenses increased by $1,312,000 or 10.8% in 1998 after increasing 3.2% in 1997. The majority of the 1998 increase was in the salaries category and was caused by an increase in the wage base increased accruals for incentive compensation, and personnel costs associated with the acquisition of Haymarket. Nearly all of the increase for 1997 was in the salaries category and was caused by an increase in the wage base.

Occupancy expense increased by $182,000 or 14.3% in 1998 primarily because of the acquisition of Haymarket properties and the assumption of Haymarket leases. Occupancy expense decreased by 3.8% in 1997 primarily because of an increase in tenant rents. Equipment expense increased by $158,000 in 1998 primarily because of increased equipment depreciation associated with the purchase of Haymarket. Equipment expense increased by $5,000 in 1997 also because of increased equipment depreciation.

Other operating expenses increased by $1,072,000 in 1998, which followed a $350,000 increase in 1997. In 1998 increase were primarily the result of costs associated with the purchase of Haymarket, amortization of costs associated with the Trust Preferred Offering, expenses relating to increased professional fees for certain strategic initiatives and amortization of costs associated with the new core processing system. In 1997 increases were primarily the result of increased marketing, Federal Deposit Insurance Corporation (the "FDIC") insurance and other operating expenses.

PROVISION FOR INCOME TAXES
 ................................................................................

Income tax expense was $4,862,000 in 1998, $4,205,000 in 1997 and $3,405,000 in
1996. The effective tax rate was 37.5% in 1998, 38.1% in 1997 and 38.5% in 1996.
The Company is realizing savings in this area as a result of strategic tax savings initiatives.

MARKET RISK AND ASSET LIABILITY MANAGEMENT
 ................................................................................

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities, to that end, management actively monitors and manages its interest rate risk exposure.

 ................................................................................

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

------------------------------------------   -------------------------------------------
Change in Interest Rates (in Basis Points)   Percentage Change in Net Interest Income(1)
 ..........................................   ...........................................

                   +200                                          4.7%
                   +100                                          2.3%
                   -100                                         (2.3%)
                   -200                                         (4.6%)

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

The Company manages the mix, maturity and pricing of its assets and liabilities so that changes in interest rates will not impact earnings adversely The interest rate gap is used to measure the Company's exposure. At December 31,1998 the gap was:

 ................................................................................
Subject to Interest Rate Changes Within     Three Months  Three to Twelve Months
 ................................................................................
(in thousands)
Assets                                        $309,020            $100,511
Liabilities                                   $263,501             176,222
 ................................................................................
Gap                                           $ 45,519            $(75,711)
 ................................................................................


LIQUIDITY
 ................................................................................

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $61,019,000 on December 31, 1998 compared with $97,892,000 on December 31, 1997, and $67,681,000 on December 31, 1996. In
each of the three years deposit activity has generally been adequate to support asset activity.

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

CAPITAL ADEQUACY
 ................................................................................

Total stockholders' equity was $61,051,000 at December 31, 1998, compared with $53,857,000 at December 31, 1997 and $47,489,000 at December 31, 1996. The
increases in all years reported were primarily the result of retained earnings less dividends paid, although there was a $120,000 increase in 1998, a $123,000 increase in 1997 and a $133,000 increase in 1996 from the execution of certain incentive stock options.

Federal banking regulators have issued risk-based capital guidelines which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a tier-I capital-to-risk assets ratio of 4.00% and a total capital-to-risk assets ratio of 8.00%. The Company and the Bank exceeded these requirements with a tier-1 capital-to-risk assets ratio of 16.66% and 10.62% respectively, and total capital-to-risk assets ratio of 19.72% and 11.87%, respectively at December 31, 1998. Additionally, federal banking regulators have issued leverage ratio guidelines which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 1998, the Company and the Bank exceeded this requirement with leverage ratios of 9.55% and 6.08%, respectively.

 ................................................................................


RECENT ACCOUNTING DEVELOPMENTS
 ................................................................................

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Bank has adopted SFAS No. 130 effective for January 1, 1998.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," were issued. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The provisions of the statement has been adopted in the December 31, 1998 financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which amends FASB Statements No. 52, 80, 105, and 107, as well as, nullifies or modifies the consenses reached in a number of issues addressed by the Emerging Issues Task Force. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.

Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

This Statement is effective for the year 2000 financial statements. This statement is not expected to have a material impact on the financial statements.


 ..............................................................................CONSOLIDATED BALANCE SHEETS


                                                                              ..........
December 31,                                                                     1998             1997
 .........................................................................................................
(dollars in thousands except share data)
ASSETS
  Cash and due from banks (note 2)                                             $ 34,518         $ 46,868
  Federal funds sold and interest-bearing deposits in other banks                26,501           51,024
                                                                              ...........................
  Total cash and cash equivalents                                                61,019           97,892

  Securities available-for-sale, amortized cost $210,290 in 1998
  and $89,004 in 1997 (note 3)                                                  210,157           89,190
  Securities held-to-maturity, market value $160,109 in 1998
  and $109,454 in 1997 (notes 4 and 9)                                          159,875          109,239

  Loans, net (note 5)                                                           395,903          316,390
  Less: allowance for loan losses (note 6)                                        6,022            4,446
                                                                              ...........................
  Net loans                                                                     389,881          311,944

  Bank premises and equipment (note 7)                                           10,543            8,718
  Accrued interest receivable                                                     6,518            4,334
  Other assets (note 12)                                                         15,333            9,808
                                                                              ...........................
  Total assets                                                                 $853,326         $631,125
                                                                              ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Demand deposits                                                            $163,241         $123,301
    Savings and NOW deposits                                                    153,207          149,808
    Money market accounts                                                        84,848           71,061
    Time deposits (note 8)                                                      242,129          171,279
                                                                              ...........................
    Total deposits                                                              643,425          515,449

    Securities sold under agreements to repurchase (note 9)                      57,690           32,850
    Other borrowed funds (note 10)                                               34,846           13,474
    Other liabilities                                                            27,564           15,495
    Long term debt (note 10)                                                     28,750                -
                                                                              ...........................
    Total liabilities                                                           792,275          577,268

    Commitments and contingencies (notes 7, 14 and 15)

    Stockholders' equity (note 11):
    Class A common stock,
    $1.00 par value per share; authorized 10,000,000 shares;
    issued 3,673,397 shares in 1998 and 3,541,447 in 1997                         3,673            3,541
    Class B common stock,
    $1.00 par value per share; authorized 5,000,000 shares;
    issued 2,226,320 shares in 1998 and 2,326,520 in 1997                         2,227            2,327
    Additional paid-in-capital                                                   10,965           10,877
    Retained earnings                                                            44,451           37,180
    Treasury stock, Class A, 30,000 shares in 1998 and 1997, at cost               (136)            (136)
    Treasury stock, Class B, 47,550 shares in 1998 and 1997, at cost                (41)             (41)
                                                                              ...........................
                                                                                 61,139           53,748
    Accumulated other comprehensive income (loss), net of taxes (note 3)            (88)             109
                                                                              ...........................
    Total stockholders' equity                                                   61,051           53,857
                                                                              ...........................
    Total liabilities and stockholders' equity                                 $853,326         $631,125
                                                                              ===========================

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME..............................................................................


                                                                      ............
Year Ended December 31,                                                   1998          1997          1996
 ...............................................................................................................
(dollars in thousands except share data)
INTEREST INCOME
    Loans                                                              $   33,361    $   28,353    $   26,291
    Securities held-to-maturity                                             8,612         7,049         6,016
    Securities available-for-sale                                           8,345         5,107         5,661
    Federal funds sold and interest-bearing deposits in other banks         1,560           707           809
                                                                       --------------------------------------
      Total interest income                                                51,878        41,216        38,777

INTEREST EXPENSE
    Savings and NOW deposits                                                4,167         3,994         3,806
    Money market accounts                                                   2,255         1,888         2,084
    Time deposits (note 8)                                                 11,445         8,474         9,020
    Securities sold under agreements to repurchase                          1,574         1,075           713
    Other borrowed funds                                                    2,574           491           182
                                                                       --------------------------------------
      Total interest expense                                               22,015        15,922        15,805
                                                                       --------------------------------------
      Net interest income                                                  29,863        25,294        22,972
Provision for loan losses (Note 6)                                            800           660         1,020
                                                                       --------------------------------------
      Net interest income after provision for loan losses                  29,063        24,634        21,952

OTHER OPERATING INCOME
    Service charges on deposit accounts                                     1,800         1,791         1,627
    Lockbox fees                                                            1,660         1,467         1,280
    Brokerage commissions                                                   1,130         1,171         1,072
    Gain on sales of loans                                                     49           136           290
    Other income                                                              591           429           492
                                                                        -------------------------------------
    Total other operating income                                            5,230         4,994         4,761

OPERATING EXPENSES
    Salaries and employee benefits (note 13)                               13,432        12,120        11,741
    Occupancy                                                               1,454         1,272         1,322
    Equipment                                                               1,298         1,140         1,135
    Other (note 16)                                                         5,142         4,068         3,676
                                                                       --------------------------------------
      Total operating expenses                                             21,326        18,600        17,874
                                                                       --------------------------------------
      Income before income taxes                                           12,967        11,028         8,839
Provision for income taxes (Note 12)                                        4,862         4,205         3,405
                                                                       --------------------------------------
    NET INCOME                                                         $    8,105    $    6,823    $    5,434
                                                                       ======================================

SHARE DATA (NOTE 11)
    Weighted average number of shares outstanding, basic                5,806,445     5,772,135     5,736,230
    Weighted average number of shares outstanding, diluted              5,847,444     5,830,910     5,818,942
      Net income per share, basic                                      $     1.40    $     1.18    $     0.95
      Net income per share, diluted                                    $     1.39    $     1.17    $     0.93
                                                                      ............

See accompanying Notes to Consolidated Financial Statements.


 .........................................................................CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                         Accumulated
                                            Class A  Class B  Additional            Treasury  Treasury      Other          Total
                                            Common   Common     Paid-In   Retained    Stock     Stock   Comprehensive  Stockholders'
                                             Stock    Stock     Capital   Earnings   Class A   Class B   Income(Loss)      Equity
 ....................................................................................................................................
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 1995                   $3,406  $2,396     $10,687   $26,278    $(136)     $(41)       $345          $42,935

Net income                                        -       -           -     5,434        -         -           -            5,434
Other comprehensive income, net of tax:
 Increase in unrealized losses on
 securities available-for-sale,
 net of $299 in taxes                             -       -           -         -        -         -        (418)            (418)
                                                                                                                         ..........
Comprehensive income                                                                                                        5,016
Conversion of Class B common
 stock to Class A common
 stock, 48,200 shares                            48     (48)          -         -        -         -           -                -
Stock options exercised,
 34,350 shares                                   34       -          99         -        -         -           -              133
Cash dividends, Class A common
 stock $0.16 per share                            -       -           -      (543)       -         -           -             (543)
Cash dividends, Class B common
 stock $0.0224 per share                          -       -           -       (52)       -         -           -              (52)
                                            .......................................................................................
BALANCE, DECEMBER 31, 1996                    3,488   2,348      10,786    31,117     (136)      (41)        (73)          47,489

Net income                                        -       -           -     6,823        -         -           -            6,823
Other comprehensive income, net of tax:
 Increase in unrealized gains on
 securities available-for-sale,
 net of $129 in taxes                             -       -           -         -        -         -         182              182
                                                                                                                         ..........
Comprehensive income                                                                                                        7,005
Conversion of Class B common
 stock to Class A common
 stock, 21,200 shares                            21     (21)          -         -        -         -           -                -
Stock options exercised,
 31,950 shares                                   32       -          91         -        -         -           -              123
Cash dividends, Class A common
 stock $0.20 per share                            -       -           -      (696)       -         -           -             (696)
Cash dividends, Class B common
 stock $0.028 per share                           -       -           -       (64)       -         -           -              (64)
                                            .......................................................................................
BALANCE, DECEMBER 31, 1997                    3,541    2,327    10,8773     7,180     (136)      (41)        109           53,857

                                            .......................................................................................

Net income                                        -       -           -     8,105        -         -           -            8,105
Other comprehensive income, net of tax:
 Increase in unrealized losses on
 securities available-for-sale,
 net of $102 in taxes                             -       -           -         -        -         -        (197)            (197)
                                                                                                                         ..........
Comprehensive income                                                                                                        7,908
Conversion of Class B common
 stock to Class A common
 stock, 100,200 shares                          100    (100)          -         -        -         -           -                -
Stock options exercised,
 31,750 shares                                   32       -          88         -        -         -           -              120
Cash dividends, Class A common
 stock $0.21 per share                            -       -           -      (749)       -         -           -             (749)
Cash dividends, Class B common
 stock $0.038 per share                           -       -           -       (85)       -         -           -              (85)
                                            .......................................................................................
BALANCE, DECEMBER 31, 1998                   $3,673  $2,227     $10,965   $44,451    $(136)     $(41)       $(88)         $61,051
                                            =======================================================================================


See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS....................................................................


                                                              ...........
Year Ended December 31,                                           1998              1997         1996
 .........................................................................................................
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   8,105          $  6,823     $  5,434
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                        800               660        1,020
    Deferred income taxes                                           (434)             (710)        (616)
    Net depreciation and amortization                              1,389               586          668
    (Increase) decrease in accrued interest receivable            (1,506)              (51)           9
    (Increase) decrease in other assets                           (2,174)           (1,818)          72
    Loans originated for sale                                     (2,532)           (9,442)     (18,033)
    Proceeds from sales of loans                                   3,179            10,507       19,317
    Gain on sales of loans                                           (48)             (137)        (290)
    (Gain) loss on sales of other real estate owned                   (7)                1          (82)
    (Decrease) increase in other liabilities                         (31)            8,405          189
                                                               ----------------------------------------
      Net cash provided by operating activities                    6,741            14,824        7,688

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale      111,641            30,235       49,193
  Purchase of securities available-for-sale                     (179,295)          (37,934)     (29,999)
  Proceeds from maturities of securities held-to-maturity         89,659            39,013       53,946
  Purchase of securities held-to-maturity                       (140,304)          (40,418)     (83,675)
  Increase in investments purchased payable                       11,493                 -            -
  Net cash paid for acquired institution                          (5,786)                -            -
  Net increase in loans                                           (5,521)          (29,400)      (4,823)
  Proceeds from sales of real estate owned                           137               566        1,121
  Capital expenditures                                            (1,801)           (1,533)        (608)
                                                               ----------------------------------------
      Net cash used in investing activities                     (119,777)          (39,471)     (14,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in time deposit accounts               (31,483)            6,412        9,849
  Net increase in demand, savings,
   money market and NOW deposits                                  33,398            32,902        7,671
  Net proceeds from the issuance of common stock                     120               123          133
  Cash Dividends                                                    (834)             (760)        (595)
  Net increase (decrease) in securities sold
   under agreements to repurchase                                 24,840            15,060       (3,790)
  Net increase in FHLB borrowings and other borrowed funds        21,372             1,121       10,456
  Issuance of long term debt                                      28,750                 -            -
                                                               ----------------------------------------
      Net cash provided by financing activities                   76,163            54,858       23,724
                                                               ----------------------------------------

Net (decrease) increase in cash and cash equivalents             (36,873)           30,211       16,567
  Cash and cash equivalents at beginning of year                  97,892            67,681       51,114
  Cash and cash equivalents at end of year                     $  61,019          $ 97,892     $ 67,681
                                                               ========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                                    $  24,047          $ 14,800     $ 16,170
   Income taxes                                                    3,963             4,784        3,644
  Noncash transactions:
   Property acquired through foreclosure                       $     130          $    385     $    376
  Change in unrealized (losses) gains
   on securities available-for-sale, net of taxes              $    (197)         $    182     $   (418)
                                                              ...........

See accompanying Notes to Consolidated Financial Statements.

 ......................................NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 ................................................................................

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "Comptroller"), the Federal Deposit Insurance Corporation (the "FDIC") and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment under FASB 131.

BASIS OF FINANCIAL STATEMENT PRESENTATION
 ................................................................................

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

INVESTMENT SECURITIES
 ................................................................................

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

LOANS
 ................................................................................

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

 ................................................................................


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

ALLOWANCE FOR LOAN LOSSES
 ................................................................................

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

BANK PREMISES AND EQUIPMENT
 ................................................................................

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

INCOME TAXES
 ................................................................................

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

 ......................................NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. CASH AND DUE FROM BANKS
 ................................................................................

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 1998 and $471,000 at December 31, 1997.

3. SECURITIES AVAILABLE-FOR-SALE
 ................................................................................

                             ................................................
                                               December 31, 1998                               December 31, 1997
                             ................................................  ................................................
                                               Gross       Gross  Estimated                      Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized     Market      Amortized  Unrealized  Unrealized     Market
                                    Cost       Gains      Losses      Value           Cost       Gains      Losses      Value
 .............................................................................  ................................................
(in thousands)
U.S. Government and Agencies    $202,903        $343        $323   $202,923        $84,582        $237         $56   $84,763
Obligations of states
 and political subdivisions            -           -           -          -            750           -           -       750
FHLB Stock                         4,415           -           -      4,415          3,419           -           -     3,419
Other                              2,972          18         171      2,819            253           5           -       258
                             ................................................  ................................................
                                $210,290        $361        $494   $210,157        $89,004        $242         $56   $89,190
                             ================================================  ================================================

Included in U.S. Government and Agency Securities are Securities pledged to secure public deposits and repurchase agreements amounting to $53,972,000 at December 31, 1998 and $13,137,000 at December 31, 1997.

The following tables show the maturity distribution of the Company's securities available-for-sale at December 31, 1998 and 1997:

                      ........................................................
                                            December 31, 1998                                     December 31, 1997
                      ........................................................ .....................................................
                                      Obligations                                              Obligations
                               U.S.     of States                   Estimated           U.S.     of States                 Estimated
                         Government and Political                      Market     Government and Political                    Market
                       and Agencies  Subdivisions   Other     Total     Value   and Agencies  Subdivisions  Other    Total     Value
 .............................................................................. .....................................................
(in thousands)
Within one year            $ 20,445          $  -  $    -  $ 20,445  $ 20,525       $ 29,460          $750 $    -  $30,210   $30,253
After one but within
  five years                138,475             -     100   138,575   138,585         54,122             -      -   54,122    54,251
After five but
  within ten years           42,984             -     256    43,240    43,188          1,000             -    250    1,250     1,259
More than ten years             999             -      49     1,048     1,050              -             -      -        -         -
Non-maturing                      -             -  $6,982     6,982     6,809              -             -  3,422    3,422     3,427
                      ........................................................ .....................................................
                           $202,903          $  -  $7,387  $210,290  $210,157        $84,582          $750 $3,672  $89,004   $89,190
                      ======================================================== =====================================================

The weighed average remaining life of investment securities available-for-sale at December 31, 1998 and 1997 was 4.0 years and 2.0 years, respectively. Included in the weighted average remaining life calculation at December 31, 1998 were $138.6 million of U.S. Agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

4. SECURITIES HELD-TO-MATURITY

                             ................................................
                                               December 31, 1998                               December 31, 1997
                             ................................................  ................................................
                                               Gross       Gross  Estimated                      Gross       Gross  Estimated
                               Amortized  Unrealized  Unrealized     Market      Amortized  Unrealized  Unrealized     Market
                                    Cost       Gains      Losses      Value           Cost       Gains      Losses      Value
 .............................................................................  ................................................
(in thousands)
U.S. Government and Agencies    $202,903        $343        $323   $202,923       $ 84,582        $237        $ 56   $ 84,763
U.S. Government and Agencies    $142,447        $607        $275   $142,779       $107,117        $347        $124   $107,340
Obligations of states
 and political subdivisions           11           -           -         11             22           -           -         22
Other                             17,417           -          98     17,319          2,100           -           8      2,092
                             ................................................  ................................................
                                $159,875        $607        $373   $160,109       $109,239        $347        $132   $109,454
                             ===============================================   ================================================

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $11,676,000 at December 31, 1998 and $27,119,000 at December 31, 1997.

 ................................................................................

The following tables show the maturity distribution of the Company's securities held-to-maturity at December 31, 1997 and 1996:

                      ........................................................
                                            December 31,1998                                     December 31,1997
                      ........................................................ .....................................................
                                      Obligations                                              Obligations
                               U.S.     of States                   Estimated           U.S.     of States                 Estimated
                         Government and Political                      Market     Government and Political                    Market
                       and Agencies  Subdivisions   Other     Total     Value   and Agencies  Subdivisions  Other    Total     Value
 .............................................................................. .....................................................
(in thousands)
Within one year            $  2,006           $11     $25  $  2,042  $  2,050       $  9,970           $1l $2,025 $ 12,006   $12,009
After one but
 within five years           83,822             -      25    83,847    84,142         79,191            11     50   79,252    79,439
After five but
 within ten years            19,996             -      25    20,021    20,014         16,956             -     25   16,981    17,007
More than ten years          36,623             -  17,342    53,965    53,903          1,000             -      -    1,000       999
                      ..............................................................................................................
                           $142,447           $11 $17,417  $159,875  $160,109       $107,117           $22 $2,100 $109,239  $109,454
                      ........................................................ .....................................................

The weighted average remaining life of investment securities held-to-maturity at December 31, 1998 and 1997 was 11.1 years and 3.5 years, respectively. Included in the weighted average remaining life calculation at December 31, 1998 were $89.0 million of U.S. Agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

5. LOANS
 ................................................................................

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

The composition of the loan portfolio at December 31, 1998 and 1997 is as follows:
                                                ............
                                                      1998        1997
 ........................................................................
(in thousands)
Construction and land development                 $ 21,691    $  7,549
Commercial and industrial                           64,822      50,560
Industrial revenue bonds                             1,034       2,693
Commercial real estate                             187,285     140,270
Residential real estate                             87,518      76,160
Residential real estate held for sale                    -         225
Consumer                                            14,355      19,254
Home equity                                         18,839      19,031
Overdrafts                                             359         648
                                                ........................
                                                  $395,903    $316,390
                                                ........................

At December 31, 1997 and 1996, loans were carried net of discounts of $2,399,000 and $2,875,000 respectively. Included in these amounts at December 31, 1998 and 1997, residential real estate loans were carried net of discounts of $2,375,000 and $2,847,000 respectively, associated with a prior financial institution acquisition.

The composition of non-accrual loans and impaired loans is as follows:
                                                ............
                                                      1998        1997
 ........................................................................
(in thousands)
Loans on non-accrual                                $1,281      $1,705
  Impaired loans on non-accrual included above       1,131       1,235
  --------------------------------------------------------------------
Total recorded investment in impaired loans         $2,992      $3,515
Average recorded value of impaired loans            $3,048      $3,157
----------------------------------------------------------------------
Loans 90 days past due and still accruing           $  698      $    7
----------------------------------------------------------------------
Interest income on non-accrual loans
  according to their original terms                 $  166      $  202
Interest income on non-accrual loans
  actually recorded                                 $   27      $   84
Interest income recognized on impaired loans        $  142      $  216
                                                ............
                                      -33-

 ......................................NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The composition of impaired loans at December 31, is as follows:

                                                ............
                                                      1998        1997
 ........................................................................
(in thousands)
Residential real estate:
  1 to 4 family                                     $  330      $  250
  Multi-family                                         729         771
Construction and land development                        -           -
Commercial real estate                               1,662       2,323
Commercial and industrial                              271         171
                                                ........................
  Total                                             $2,992      $3,515
Specific valuation allowance                             -           -
                                                ........................
  Total impaired loans                              $2,992      $3,515
                                                ========================

There were no impaired loans with specific reserves at December 31, 1998 and 1997 and in the opinion of management, none of the above listed impaired loans required a specific reserve. All of the impaired loans listed above have been measured using the fair value of the collateral method.

The Company was servicing mortgage loans sold to others without recourse of approximately $16,123,000 at December 31, 1998 and $18,053,000 at December 31, 1997. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $501,000 at December 31, 1998 and $753,000 at December 31, 1997.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 1998.

                                                       ..................................................
                                          Balance at                    Repayments           Balance at
                                   December 31, 1997    Additions    and Deletions    December 31, 1998
 .........................................................................................................
(in thousands)
                                              $1,427         $355             $517               $1,265
                                 ========================================================================

6. ALLOWANCE FOR LOAN LOSSES

                                        ............
                                              1998        1997           1996
 ...............................................................................
(in thousands)
Balance at beginning of year                $4,446      $4,179         $4,193
Acquired allowance                           1,194           -              -
Provision charged to operating expense         800         660          1,020
Loans charged-off                             (843)       (689)        (1,303)
Loan recoveries                                425         296            269
                                        .......................................
Balance at end of year                     $ 6,022      $4,446         $4,179
                                        =======================================

7. BANK PREMISES AND EQUIPMENT

                                             ...........
December 31,                                      1998         1997
 .....................................................................
(in thousands)
  Land                                        $  1,839     $  1,839
  Bank premises                                  6,533        6,533
  Furniture and equipment                       12,504        9,468
  Leasehold improvements                         1,888        1,888
                                             ........................
                                                22,764       19,728
  Accumulated depreciation and amortization    (12,221)     (11,010)
                                             ........................
                                              $ 10,543     $  8,718
                                             ========================

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through the year 2026. Total lease expense approximated $111,000, $85,000 and $144,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

 ................................................................................


Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1998 were as follows:

                                           Year                        Amount
--------------------------------------------------------------------------------

(in thousands)

                                           1999                       $    126
                                           2000                            126
                                           2001                             89
                                           2002                             82
                                           2003                             82
                                           Thereafter                      582
                                           -----------------------------------
                                                                      $  1,087
                                           ===================================

8. DEPOSITS
-------------------------------------------------------------------------------
Time deposits as of December 31 are as follows:

                                                  1998                      1997
--------------------------------------------------------------------------------
(in thousands)

Three months or less                             78,845                    $101,719
Three through twelve months                    $121,732                      55,263
Over twelve months                               41,552                      14,297
                                               ------------------------------------
                                               $242,129                    $171,279
                                               ====================================

Time deposits in denominations of $100,000 or more totaled $71,832,000 and $63,214,000 at December 31, 1998 and 1997, respectively. Interest expense associated with deposits in denominations of $100,000 or more was $3,547,000, $2,251,000 and $2,124,000 for the years ended 1998, 1997 and 1996, respectively.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------------------------------

                                                       1998             1997              1996
-----------------------------------------------------------------------------------------------------
  (dollars in thousands)

Average rate at December 31,                           3.53%             4.49%             4.34%
Average balance outstanding during the year         $36,953           $24,994           $16,654
Average rate during the year                           4.26%             4.30%             4.28%
Maximum amount outstanding at any month-end         $57,690           $39,060           $17,790
Amount outstanding at December 31,                  $57,690           $32,850           $17,790

Amounts outstanding at December 31, 1998, 1997 and 1996 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $57,654,000, $32,776,000 and $17,762,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 1998, 1997 and 1996, respectively. The approximate market value of the collateral at those dates was $57,626,000, $32,814,000 and $17,605,000, respectively.

10. OTHER BORROWED FUNDS AND LONG TERM DEBT
--------------------------------------------------------------------------------

December 31,                                                  1998             1997
-----------------------------------------------------------------------------------
  (in thousands)
Treasury tax and loan note                                 $ 1,234          $   834
Federal Home Loan Bank-IDEAL Advance                         5,000              --
Federal Home Loan Bank-Advance                              27,415           11,454
Other                                                        1,196            1,186
                                                           ------------------------
         Total other borrowed funds                        $34,846          $13,474
                                                           ========================

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. The Bank had a credit line advance of $5,000,000 with the Federal Home Loan Bank on December 31, 1998. The interest rate on this line was 5.40%. The Bank also borrowed $1,500,000 from the Federal Home Loan Bank in July 1996. The borrowing bears interest at a fixed rate of 7.20%, has a remaining principal balance of $1,415,000 and matures on July 24, 2006. In addition, the Bank borrowed three term loans with the Federal Home Loan Bank on July 31, 1998. These loans total $26,000,000, bear a weighted average interest rate of 5.39% and mature on July 30, 2008.

In May 1998 the Company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30% and mature on June 30, 2029. The Company is using the proceeds primarily for general business purposes.

11. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Dividends

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

Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending December 31, 1997. Primary earnings per share ("EPS") has been replaced with basic EPS and fully diluted EPS has been replaced with diluted EPS. Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. Diluted EPS is very similar to fully diluted EPS. The statement also requires a reconciliation of basic EPS to diluted EPS. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 1998, 1997 and 1996 was an increase of 37,999, 58,775 and 82,712 shares, respectively.

Stock Option Plan

On March 10, 1987, the common stockholders of the Company approved a stock option plan (the "Option Plan") that provides for granting of options for not more than 150,000 shares of Class A common stock. Under the Option Plan, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plan is administered by the Compensation Committee whose members are ineligible to participate in the Option Plan. Based on management's recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares to be granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (no more than ten years from the date of grant). Options exercisable at December 31, 1998 totaled 46,783 with a weighted average option price of $3.75.

Information with regard to the stock option plan is as follows:

                                                               Number of           Weighted Average
                                                             Option Shares      Option Price Per Share
------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                144,833                $3.80
Granted                                                              --                   --
Exercised                                                       (34,350)                3.89
Cancelled                                                            --                   --
--------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                110,483                 3.78
Granted                                                              --                   --
Exercised                                                       (31,950)                3.84
Cancelled                                                            --                   --
--------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                                 78,533                 3.75
Granted                                                              --                   --
Exercised                                                       (31,750)                3.75
Cancelled                                                            --                   --
--------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                                 46,783                $3.75
============================================================================================


A summary of options by maturity is as follows:

Expiring During the                                   Number of             Weighted average
Year Ended December 31,                               Shares          Option Price Per Share
--------------------------------------------------------------------------------------------
1999                                                      --                              --
2000                                                  46,783                           $3.75
--------------------------------------------------------------------------------------------
                                                      46,783                           $3.75
============================================================================================

The Company measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25. The Company granted no stock options during 1998, 1997 or 1996 and, therefore, no disclosures of proforma net income and earnings per share as if the fair value method had been applied are required. The new disclosures will be provided when additional stock options are granted.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the FDICcategorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                            To Be Well Capitalized
                                                                                                            Under Prompt Corrective
                                                          Actual         For Capital Adequacy Purposes         Action Provisions
---------------------------------------------------------------------------------------------------------------------------------
                                                      Amount       Ratio         Amount       Ratio          Amount         Ratio
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
As of December 31, 1998:
  Total capital (to risk-weighted assets)            $54,777       11.87%       $36,922       8.0%          $46,153        10.6%
  Tier I capital (to risk-weighted assets)            49,005       10.62%        18,461       4.0%           27,692         6.0%
  Tier I capital (to average assets)                  49,005        6.08%        32,254       4.0%           40,318         5.0%
As of December 31, 1997:
  Total capital (to risk-weighted assets)            $49,735       14.64%       $27,179       8.0%          $33,974        10.0%
  Tier I capital (to risk-weighted assets)            45,474       13.38%        13,590       4.0%           20,384         6.0%
  Tier I capital (to average assets)                  45,474        7.85%        22,670       4.0%           28,338         5.0%

12. INCOME TAXES
--------------------------------------------------------------------------------
The current and deferred components of income tax expense for the years ended December 31 are as follows:

                                                       1998              1997              1996
-----------------------------------------------------------------------------------------------
(in thousands)
Current expense:

  Federal                                            $4,884            $3,824            $2,959
  State                                                 349             1,091             1,062
                                                     ------------------------------------------
  Total current expense                               5,233             4,915             4,021
                                                     ------------------------------------------
Deferred expense:
  Federal                                            (1,001)             (541)             (238)
  State                                                 630              (169)              (78)
  Change in valuation allowance                          --                --              (300)
                                                     ------------------------------------------
  Total deferred expense                               (371)             (710)             (616)
                                                     ------------------------------------------

Provision for income taxes                           $4,862            $4,205            $3,405
                                                     ==========================================

Income tax accounts included in other assets and other liabilities at December 31 are as follows:

                                                           1998                 1997
------------------------------------------------------------------------------------
(in thousands)
Currently payable                                        $(1,112)            $ (419)
Deferred income tax asset, net                             1,834              2,235
                                                         --------------------------
                                                         $   722             $1,816
                                                         ==========================

Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 34% to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

                                                      1998             1997            1996
-------------------------------------------------------------------------------------------
(in thousands)
Federal income tax expense
  at statutory rates                                $4,409            $3,750          $3,005
State income taxes, net of Federal
  income tax benefit                                   646               608             649
Effect of tax-exempt interest                          (77)             (102)           (105)
Change in valuation allowance                           --                --            (300)
Other                                                 (116)              (51)            156
                                                    ----------------------------------------
                                                    $4,862            $4,205          $3,405
                                                    ========================================
Effective Tax Rate                                    37.5%             38.1%           38.5%

Management believes that it is more likely than not that the net deferred income tax asset of $1,834,000 at December 31, 1998 will be realized. The federal tax portion of $1,834,000 of the deferred tax asset is supported by the availability of federal income taxes paid in prior carryback years.

The valuation allowance was reduced by $300,000 in 1996 in recognition of the operating results achieved and the increase in recoverable federal income taxes paid in prior years.

The following table sets forth the Company's gross deferred income tax assets and gross deferred income tax liabilities at December 31:

                                                              1998             1997
------------------------------------------------------------------------------------
(in thousands)

Deferred income tax assets:
  Allowance for loan losses                                   $1,578          $1,055
  Deferred compensation                                        1,554           1,625
  Unrealized loss on securities available-for-sale                45              --
  Acquisition premium                                            114              95
  Capital loss carryforward                                       79              --
  Investments writedown                                           62              --
  Deferred origination fees                                       47              --
  Other                                                           --              12
                                                              ----------------------
  Gross deferred income tax asset                              3,479           2,787
  Valuation allowance                                            (79)             --
                                                              ----------------------
  Net deferred income tax asset                                3,400           2,787
Deferred income tax liabilities:
  Unrealized gain on securities available-for-sale                --             (77)
  Purchase accounting                                           (276)           (297)
  Depreciation                                                  (186)           (157)
  Limited partnerships                                        (1,099)             --
  Other                                                           (5)            (21)
                                                              ----------------------
   Deferred income tax asset, net                             $1,834          $2,235
                                                              ======================

13. EMPLOYEE BENEFITS
-------------------------------------------------------------------------------
The Company has a qualified Defined Benefit Pension Plan (the "Plan"), which is offered to all employees reaching minimum age and service requirements. A decrease in the discount rate and a stable work force in 1998 resulted in an increase in pension cost.

The Company has a Supplemental Insurance/Retirement Plan(the "Supplemental Plan"), which is limited to certain officers and employees of the Company. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

                                                     Defined Benefit Pension Plan      Supplemental Insurance/Retirement Plan
-----------------------------------------------------------------------------------------------------------------------------

                                                            1998           1997                     1998        1997
Change in benefit obligation:
  Benefit obligation at beginning of year                $ 6,319        $ 4,859                 $ 4,260       $ 3,557
  Service cost                                               413            357                     107            78
  Interest cost                                              442            340                     298           263
  Plan amendments                                             --             --                      --            10
  Actuarial gain                                             917            862                     902           372
  Benefits paid                                             (139)           (99)                    (10)          (20)
                                                         ------------------------------------------------------------
  Benefit obligation at end of year                      $ 7,952        $ 6,319                 $ 5,557       $ 4,260
                                                         ------------------------------------------------------------

Change in plan assets:

  Fair value of plan assets at beginning of year         $ 4,171        $ 3,341
  Actual return of plan assets                               268            354
  Employer contributions                                     575            575
  Benefits paid                                             (139)           (99)
                                                         ------------------------------------------------------------
  Fair value of plan assets at end of year               $ 4,875        $ 4,171
                                                         ------------------------------------------------------------
  Funded status                                          $(3,077)       $(2,148)                $(5,557)      $(4,260)
  Unrecognized transition obligation                          (2)            (3)                   (309)         (412)
  Unrecognized prior service cost                           (622)          (722)                    955         1,023
  Unrecognized net actuarial loss                         (1,941)          (987)                 (1,929)       (1,245)
                                                         ------------------------------------------------------------
  Accrued benefit cost                                   $  (512)       $  (436)                $(4,274)      $(3,626)
                                                         ============================================================

Weighted-average assumptions as of December 31:
  Discount rate                                             6.25%          7.00%                   6.25%         7.00%
  Expected return on plan assets                            8.00%          8.00%                    N/A           N/A
  Rate of compensation increase                             5.00%          5.00%                   5.00%         5.00%

Components of net periodic benefit cost:
  Service cost                                           $   413         $  357                   $  107      $    78
  Interest cost                                              442            340                      298          263
  Expected return on plan assets                            (328)          (270)                       0            0
  Amortization of unrecognized
   transition obligation                                       1              1                      103          103
  Recognized prior service cost                               99             99                      (68)         (69)
  Recognized net gains                                        24              0                       54           20
                                                         ------------------------------------------------------------
  Net periodic cost                                      $   651         $  527                   $  494      $   395
                                                         ============================================================


The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and, as of January 1, 1998, employee contributions are matched by the Company at a rate of 25% for the first 4% of compensation contributed by each employee. The Company's match totaled $67,000 for 1998. Administrative costs associated with the plan are absorbed by the Company.

The Company does not offer any post retirement programs other than pensions.

14. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------
A number of legal claims against the Bank arising in the normal course of business were outstanding at December 31, 1998. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company's consolidated financial position.

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
--------------------------------------------------------------------------------
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments with off-balance sheet risk at December 31 are as follows:

Contract or Notional Amount                                 1998                  1997
--------------------------------------------------------------------------------------
(in thousands)
Financial instruments whose contract amount
  represents credit risk:
    Commitments to originate 1-4 family mortgages         $ 1,146              $   163
    Standby letters of credit                               1,935                1,561
    Unused lines of credit                                 73,926               85,204
    Unadvanced portions of construction loans               1,308                  321
Financial instruments whose contract amount
  exceeds the amount of credit risk:
    Commitments to sell 1-4 family mortgages                   --                  388

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

In addition to general commitments, the Company originates 1-4 family mortgages for sale in the secondary markets. These loans are sold with and without recourse and no loan is originated without its sale having been pre-arranged. The Company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $501,000 at December 31, 1998 and $753,000 at December 31, 1997.

16. OTHER OPERATING EXPENSES
--------------------------------------------------------------------------------

Year Ended December 31,                                          1998             1997               1996
---------------------------------------------------------------------------------------------------------
(in thousands)
Marketing                                                       $1,079           $1,024           $   835
Supplies                                                           488              441               471
Telephone                                                          267              227               218
Postage and delivery                                               459              465               512
Legal and audit                                                    381              330               316
Insurance                                                          172              187               184
FDIC assessment                                                     70               57                 2
Core deposit intangible amortization                               200              200               200
Goodwill amortization                                              171               --                --
Other                                                            1,855            1,137               938
                                                                -----------------------------------------
                                                                $5,142           $4,068            $3,676
                                                                =========================================

17. FAIR VALUES OF FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

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

Off-balance sheet instruments: The fair values of the Company's unused lines of credit, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Company's commitments to sell mortgage loans approximates the estimated cost to terminate or otherwise settle the obligations with the counterparties. Therefore, at December 31, 1998 and 1997, there was no fair value adjustment.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:


                                                   1998                       1997
------------------------------------------------------------------------------------------
                                           Carrying                  Carrying
                                            Amounts   Fair Value      Amounts   Fair Value
------------------------------------------------------------------------------------------
(in thousands)
Financial assets:
Cash and cash equivalents                  $ 61,019     $ 61,019     $ 97,892     $ 97,892
Securities available-for-sale               210,157      210,157       89,190       89,190
Investment securities held-to-maturity      159,875      160,109      109,239      109,454
Net loans                                   389,881      395,751      311,944      315,653
Accrued interest receivable                   6,518        6,518        4,334        4,334

Financial liabilities:

Deposits                                    643,425      644,885      515,449      515,904
Repurchase agreements
and other borrowed funds                     92,536       92,536       46,324       46,324
Accrued interest payable                      1,612        1,612        3,123        3,123


Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the type of financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no active market exists for some of the Bank's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, cash flows, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered.

18. QUARTERLY RESULT OF OPERATIONS
--------------------------------------------------------------------------------

1998 Quarters                                Fourth          Third         Second          First
------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest income                          $   14,451     $   14,403     $   12,090     $   10,934
Interest expense                              6,301          6,595          5,039          4,080
                                         -------------------------------------------------------
Net interest income                           8,150          7,808          7,051          6,854
Provision for loan losses                       225            225            185            165
                                         -------------------------------------------------------
Net-interest income after provisions

for loan losses                               7,925          7,583          6,866          6,689
Other operating income                        1,365          1,251          1,367          1,247
Operating expenses                            5,667          5,472          5,115          5,072
                                         -------------------------------------------------------
Income before income taxes                    3,623          3,362          3,118          2,864
Provision for income taxes                    1,394          1,273          1,133          1,062
                                         -------------------------------------------------------
Net income                               $    2,229     $    2,089     $    1,985     $    1,802
                                         =======================================================
Share Data
Average shares outstanding, basic         5,818,156      5,817,667      5,809,420      5,792,160
Average shares outstanding, diluted       5,855,477      5,858,784      5,851,732      5,853,993
Earnings per share, basic                $     0.38     $     0.36     $     0.34     $     0.31
Earnings per share, diluted              $     0.38     $     0.36     $     0.34     $     0.31


1997 Quarters                                        Fourth          Third         Second          First
--------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest income                                  $   10,593     $   10,395     $   10,332     $    9,896
Interest expense                                      4,094          3,991          3,992          3,845
                                                 -------------------------------------------------------
Net interest income                                   6,499          6,404          6,340          6,051
Provision for loan losses                               135            135            135            255
                                                 -------------------------------------------------------
Net-interest income after provisions

for loan losses                                       6,364          6,269          6,205          5,796
Other operating income                                1,347          1,248          1,255          1,144
Operating expenses                                    4,613          4,693          4,663          4,630
Income before income taxes                            3,098          2,824          2,797          2,310
Provision for income taxes                            1,045          1,093          1,133            934
                                                 -------------------------------------------------------
Net income                                       $    2,053     $    1,731     $    1,664     $    1,376
                                                 =======================================================
Share Data
Average shares outstanding, basic                 5,779,946      5,777,767      5,769,282      5,761,278
Average shares outstanding, diluted               5,842,167      5,846,473      5,834,441      5,835,391
Earnings per share, basic                        $     0.36     $     0.30     $     0.29     $     0.24
Earnings per share, diluted                      $     0.35     $     0.30     $     0.29     $     0.24
                                                 =======================================================


19. PARENT COMPANY FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
The balance sheets of Century Bancorp, Inc. ("Parent Company") as of December 31, 1998 and 1997 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 1998 are presented below. The statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and are therefore not presented here.

Balance Sheets
------------------------------------------------------------------
December 31,                                      1998        1997
------------------------------------------------------------------
(in thousands)

Assets:
Cash                                           $35,162     $ 7,602
Investment in subsidiary, at equity             53,383      46,550
Other assets                                     1,672          83
                                               -------------------
Total assets                                    90,217      54,235
                                               ===================

Liabilities and Stockholders' Equity:

Liabilities                                    $   416     $   378
Long term debt                                  28,750          --
Stockholders' equity                            61,051      53,857
                                               -------------------
Total liabilities and stockholders' equity     $90,217     $54,235
                                               ===================

Statements of Income
---------------------------------------------------------------------------------
Year Ended December 31,                             1998         1997        1996
---------------------------------------------------------------------------------
(in thousands)
Income:
Dividends from subsidiary                        $ 1,435      $ 1,702     $ 1,544
Interest income from deposits in bank              1,159          289         253
Other income                                          12           12          12
                                                 --------------------------------
Total income                                       2,606        2,003       1,809
Interest expense                                   1,485           --          --
Operating expenses                                   212           73          69
                                                 --------------------------------
Income before income taxes and equity in

undistributed income of subsidiary                   909        1,930       1,740
Income tax expense                                  (167)         112          89
                                                 --------------------------------
Income before equity in undistributed

income of subsidiary                               1,076        1,818       1,651
Equity in undistributed income of subsidiary       7,029        5,005       3,783
                                                 --------------------------------
Net income                                       $ 8,105      $ 6,823     $ 5,434
                                                 ================================

Statements of Cash Flows
--------------------------------------------------------------------------------

Year Ended December 31,                                    1998          1997          1996
-------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities:
Net income                                             $  8,105      $  6,823      $  5,434
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed income of subsidiary                       (7,029)       (5,005)       (3,783)
Depreciation and amortization                               138             6             6
Increase in other assets                                 (1,728)           (2)           (1)
Increase in liabilities                                      38            81            29
                                                       ------------------------------------
Net cash (used in) provided
by operating activities                                    (476)        1,830         1,785
                                                       ------------------------------------
Cash flows from financing activities:
Stock options exercised                                     120           123           133
Cash dividends paid                                        (834)         (760)         (595)
Issuance of long term debt                               28,750            --            --
                                                       ------------------------------------
Net cash provided by (used in)
financing activities                                     28,036          (637)         (462)
                                                        -----------------------------------
Net increase in cash                                     27,560         1,193         1,323
Cash at beginning of year                                 7,602         6,409         5,086
                                                       ------------------------------------
Cash at end of year                                    $ 35,162      $  7,602      $  6,409
                                                       ====================================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes                                           $     25      $    111      $     93

20. ACQUISITION
--------------------------------------------------------------------------------
On June 11, 1998 The Company acquired Haymarket Co-operative Bank ("Haymarket"), headquartered in Boston, Massachusetts and merged Haymarket into the Bank. The purchase price was $21.1 million and was accounted for using the purchase method of accounting. The results of operations include the effect of the purchase for the 203 day period beginning June 12, 1998. In connection with the acquisition, the fair value of the assets acquired and liabilities assumed were as follows:

                                                  June 11, 1998
---------------------------------------------------------------
(in thousands)
Assets acquired:
Cash and due from banks                              $  4,035
Federal funds sold and interest-bearing
deposits in other banks                                11,300
Securities available-for-sale                          53,473
Net loans                                              73,823
Accrued interest receivable                               678
Premises and equipment                                  1,649
Other Assets                                               84
                                                     --------
Total assets acquired                                 145,042

Liabilities assumed:

Deposits accounts                                     126,572
Accrued expenses and other liabilities                  1,045
                                                     --------
Total liabilities assumed                             127,617
                                                     --------

Assets in excess of liabilities                        17,425
Cash paid to Haymarket shareholders                    21,121

Goodwill                                             $  3,696
                                                     ========

Goodwill is included as a component of other assets.

The following condensed consolidated pro-forma results of the Company were prepared as if the acquisition had taken place on January 1 of the respective year. The pro-forma results are not necessarily indicative of the actual results of operations had the Company's acquisition of Haymarket actually occurred on January 1 of the respective year.

                                            1998               1997
---------------------------------------------------------------------
Net interest income                       $31,736             $30,336
Net income                                  8,453               7,964
Basic earnings per share                  $  1.46             $  1.38
Diluted earnings per share                $  1.45             $  1.37

                                                    Independent Auditors' Report

KPMG Peat Marwick LLP
Certified Public Accountants
99 High Street
Boston, Massachusetts 02110

THE BOARD OF DIRECTORS
CENTURY BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                  KPMG Peat Marwick LLP


January 8, 1999

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 1998 are as follows:


      NAME                                      AGE                           POSITION

George R. Baldwin                               55         Director, Century Bancorp, Inc., and Century Bank and Trust Co.,

Roger S. Berkowitz                              46         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Karl E. Case, Ph. D.                            52         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Henry L. Foster, D.V.M.                         73         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Marshall I. Goldman, Ph. D.                     68         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Russell B. Higley, Esquire                      59         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan B. Kay                                 39         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Fraser Lemley                                   58         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph P. Mercurio                              50         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph J. Senna, Esquire                        59         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Barry R. Sloane                                 43         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan G. Sloane                              40         Director and Senior Vice President, Century Bancorp, Inc.; President
                                                           and COO, Century Bank and Trust Company

Marshall M. Sloane                              72         Chairman, President and CEO, Century Bancorp, Inc., Chairman and
                                                           CEO, Century Bank and Trust Company

Stephanie Sonnabend                             45         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

George F. Swansburg                             56         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jon Westling                                    56         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Mr. Baldwin became a director of the Company in 1996. He has been a Director of Century Bank and Trust Company since January 1995. Mr. Baldwin is President and CEO of Baldwin & Co.

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

Mr. Barry R. Sloane became a director of the Company in January 1997. He was also elected a director of Century Bank and Trust Company in January 1997. Mr. Sloane is Region Head of The Citibank Private Bank.

Mr. Jonathan G. Sloane became a director of the Company in 1986. He was elected President and director of Century Bank/Suffolk in 1983. In 1992 he was elected Executive Vice President of Century Bank and Trust Company and in 1995 promoted to Senior Executive Vice President. Mr. Sloane is currently Executive Vice President of Century Bancorp Inc. and President and COO of Century Bank and Trust Company.

Mr. Marshall M. Sloane is the founder of the Company and has been Chairman, President and CEO since its organization in 1972. He founded Century Bank and Trust Company in 1969 and is currently its Chairman and CEO.

Ms. Sonnabend became a director of the Company in July 1997. She has been a director of Century Bank and Trust Company since April 1997. Ms. Sonnabend is President of Sonesta International Hotels Corporation.

Mr. Swansburg became a director of the Company in 1986 and was elected Executive Vice President in 1995. He was President of Century North Shore Bank and Trust Company. In 1992 he was elected President and COO of Century Bank and Trust Company. He is now retired.

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

Marshall M. Sloane       Chairman, President and CEO; Chairman and CEO, Century
                         Bank and Trust Company. Mr. Sloane is 72 years of age.

Jonathan G. Sloane       Director and Executive Vice President; Director,
                         President and COO, Century Bank and Trust Company.
                         Mr. Sloane is 40 years of age.

Paul V. Cusick, Jr.      Vice President and Treasurer; Executive Vice President,
                         Chief Financial Officer and Treasurer, Century Bank and
                         Trust Company. Mr. Cusick is 54 years of age.

Kenneth M. Johnson       President, Century Financial Services, Inc.
                         Mr. Johnson is 38 years of age.

Donald H. Lang           Executive Vice President, Century Bank and Trust
                         Company with responsibility for lending. Mr. Lang is 58 years of age.

William J. Sloboda       Executive Vice President, Century Bank and Trust
                         Company with responsibility for operations.
                         Mr. Sloboda is 56 years of age.


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

CASH INCENTIVE PLANS

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. No bonuses are paid unless actual earnings are at least 90% of budgeted net income. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 1998, 1997 and 1996 are shown in the Summary Compensation Table.

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

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 1998 cash compensation for Mr. Sloane was $603,500 of which $464,500 was base salary.

CONCLUSION

The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

                            COMPARISON OF FIVE-YEAR

                            CUMULATIVE TOTAL RETURN*

$600

$500

$400                                              Century

$300                                                        NASDAQ Bank
                                                            Stocks
$200
                                                                 NASDAQ U.S.
$100

$  0


     12/31/93       12/31/94       12/31/95       12/31/96       12/31/97       12/31/98

Value of $100 Invested on December 31, 1993 at:

                    12/31/94       12/31/95       12/31/96       12/31/97       12/31/98
                    --------       --------       --------       --------       --------
Century             232.49         298.07         391.50         540.26         557.67
Nasdaq Banks         99.64         148.38         195.91         328.02         324.90
Nasdaq U.S.          97.75         138.26         170.01         208.58         293.21

* Assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 1993 and that all dividends were reinvested.

                                      -49-

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for fiscal years ending December 31, 1996, 1997 and 1998, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.


                                                       SUMMARY COMPENSATION TABLE
====================================================================================================================================
                                                                                           Long-Term Compensation
                                                                                    ----------------------------------
                                                       Annual Compensation                  Awards             Payouts
======================================================================================================================
                                                                                    Restricted    Securities
                                                                                       Stock      Underlying    LTIP     All Other
                                                    Salary      Bonus(1)    Other      Awards      Options/    Payouts  Compensation
Name and Principal Position               Year       ($)          ($)        ($)         ($)        SARs(#)      ($)         ($)
------------------------------------------------------------------------------------------------------------------------------------
Marshall M. Sloane                        1998     464,500     199,400         0          0           0           0           0
Chairman, President and                   1997     438,200     139,000         0          0           0           0           0
CEO, Century Bancorp, Inc.                1996     413,400     125,260         0          0           0           0           0
Chairman and CEO, Century
Bank and Trust Company
------------------------------------------------------------------------------------------------------------------------------------
Jonathan G. Sloane                        1998     200,000      79,760         0          0           0           0           0
Executive Vice President                  1997     154,000      40,905         0          0           0           0           0
Century Bancorp, Inc.                     1996     148,000      36,852         0          0           0           0           0
President and COO, Century
Bank and Trust Company
------------------------------------------------------------------------------------------------------------------------------------
Kenneth M. Johnson                        1998     202,947           0         0          0           0           0           0
President                                 1997     218,827           0         0          0           0           0           0
Century Financial Services,               1996     177,859           0         0          0           0           0           0
Inc.
------------------------------------------------------------------------------------------------------------------------------------
William J. Sloboda                        1998     152,400      30,000         0          0           0           0           0
Executive Vice President                  1997     147,900      36,827         0          0           0           0           0
Century Bank and Trust                    1996     145,000      29,000         0          0           0           0           0
Company
------------------------------------------------------------------------------------------------------------------------------------
Donald H. Lang                            1998     132,000      40,000         0          0           0           0           0
Executive Vice President                  1997     127,000      30,793         0          0           0           0           0
Century Bank and Trust                    1996     123,300      27,742         0          0           0           0           0
Company
====================================================================================================================================

     (1)  Bonus amounts are based on performance for the years shown.

     STOCK OPTION PLAN

     The Company has granted incentive stock options to purchase 126,500 shares of Class A Common Stock, at 100% of the January 19, 1994 closing price of $3.75 per share, to 18 officers and employees. The Company also granted incentive stock options to purchase 20,000 shares of Class A Common Stock at $4.125 to Marshall M. Sloane. Options granted to the officers listed below are as follows.


     NAME OF INDIVIDUAL                       NUMBER OF SHARES
     ------------------                       ----------------
     Marshall M. Sloane                            20,000
     Donald H. Lang                                15,000
     Jonathan G. Sloane                            16,000
     William J. Sloboda                            16,000


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

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual's salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $2,322,500, $1,000,000, $762,000, $660,000 for
Messrs. Marshall M. Sloane, Jonathan G. Sloane, Sloboda and Lang.

Premiums paid by the Company in 1998 amounted to $87,800, $8,300, $28,400, $27,600, for policies on the lives of Messrs. Marshall M. Sloane, Jonathan G. Sloane, Sloboda, and Lang,. The policies are on an "insurance bonus" basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy's proceeds. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

A participant in the Supplemental Plan is also entitled to retirement benefits. Participants, upon retirement at age 65, after a specified number of years of service, are entitled to receive for life, with ten years certain, 75% of their highest 60 months salary for certain executives, or 66% of such salary if the participants are Senior Officers (as determined by the Compensation Committee), less the primary social security benefits and the benefit received from the defined benefit retirement plan. If a participant retires or terminates employment prior to age 65 such person is entitled to a reduced benefit. Five years of service are required for any benefits to become vested. Thereafter benefits vest incrementally.

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


As of January 1, 1998, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Sloboda, and Lang, were 100%, 100%, 100%, and 92.5%, vested, respectively, under the Supplemental Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 1998 (i) by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Class A or Class B Common Stock (ii) by each of the Company's directors and certain officers; and (iii) by all directors and officers of the Company as a group.


NUMBER OF BENEFICIAL
OWNER & ADDRESS OR NUMBER                  CLASS A            % A           CLASS B         % B
OF PERSONS IN GROUP                         OWNED             OWNED          OWNED         OWNED
------------------------------------      ---------           -----        ----------      ------
Charles J. Moore (i)                       222,000             6.09%
The Banc Funds
208 South LaSalle Street
Chicago, IL 60604

Warburg Pincus Asset
Management, Inc. (i)                       215,855             5.92%
466 Lexington Avenue
New York, New York 10017

Marshall M. Sloane (i)(ii)                16,113(1)            0.44%      1,705,630(2)     78.28%
400 Mystic Ave.
Medford, MA  02155

George R. Baldwin (ii)                       6,270             0.17%
Roger S. Berkowitz (ii)                      2,013             0.06%
Karl E. Case (ii)                              422             0.01%
Paul V. Cusick, Jr. (ii)                    11,200             0.31%
Henry L. Foster, D.V.M. (ii)                18,536             0.51%          1,000         0.05%
Marshall I. Goldman (ii)                       341(3)          0.01%         30,000(4)      1.38%
Russell B. Higley, Esquire (ii)              4,527             0.12%
Jonathan B. Kay (ii)                         3,305(7)          0.09%         60,000(6)      2.75%
Donald H. Lang (ii)                         10,600             0.29%
Fraser Lemley (ii)                           4,052             0.11%            500(9)      0.02%
Joseph P. Mercurio (ii)                      1,628             0.04%
Joseph J. Senna (ii)                        44,905(5)          1.23%
Barry R. Sloane (ii)                           399             0.01%
Jonathan G. Sloane (ii)                        927(8)          0.03%         60,000         2.75%
William J. Sloboda (ii)                     11,509             0.32%            500         0.02%
Stephanie Sonnabend (ii)                       213             0.01%
George F. Swansburg (ii)                    30,040             0.82%
Jon Westling (ii)                              472             0.01%

All directors and officers as a group
(20 in number) (iii)                       171,572             4.71%      1,857,730        85.27%


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

(4) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr.Goldman disclaims beneficial ownership of such shares.

(5)  Includes 34,800 shares owned by Mrs. Senna.

(6)  Entire 60,000 shares are owned by Mrs. Kay, Marshall Sloane's daughter.

(7)  Includes 10 shares owned by Mrs. Kay.

(8) Includes 10 shares owned by Mrs. Debra Sloane and includes 320 shares owned by Mr. Jonathan Sloane's children.

(9)  Entire 500 shares owned by Mrs. Lemley.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company's knowledge, there currently are none) are required by SEC regulation to furnish the Company's with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the corporation believes that, during 1998, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with, except that reports on initial holdings and subsequent purchases by one director were filed late.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)       (1)  Financial Statements.

                    The following financial statements of the company and its subsidiaries are presented in Item 8:

                    Independent Auditors' Report

                    Consolidated Balance Sheets -- December 31, 1998 and 1997

                    Consolidated Statements of Income -- Years Ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March 1999.

                                 Century Bancorp, Inc.



                                 /s/ MARSHALL M. SLOANE
                                 -----------------------------------------------
                                 By: Marshall M. Sloane, Chairman, President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.



/s/ GEORGE R. BALDWIN                     /s/ BARRY R. SLOANE
-----------------------------------       --------------------------------------
George R. Baldwin, Director               Barry R. Sloane, Director


/s/ ROGER S. BERKOWITZ                    /s/ STEPHANIE SONNABEND
-----------------------------------       --------------------------------------
Roger S. Berkowitz, Director              Stephanie Sonnabend, Director


/s/ KARL E. CASE                          /s/ GEORGE F. SWANSBURG
-----------------------------------       --------------------------------------
Karl E. Case, Ph.D., Director             George F. Swansburg, Director


/s/ HENRY L. FOSTER                       /s/ JON WESTLING
-----------------------------------       --------------------------------------
Henry L. Foster, D.V.M., Director         Jon Westling, Director


/s/ MARSHALL I. GOLDMAN                   /s/ MARSHALL M. SLOANE
-----------------------------------       --------------------------------------
Marshall I. Goldman, Ph.D., Director      Marshall M. Sloane, Chairman,
                                          President and Chief Executive Officer


/s/ RUSSELL B. HIGLEY                     /s/ JONATHAN G. SLOANE
-----------------------------------       --------------------------------------
Russell B. Higley, Esquire, Director      Jonathan G. Sloane, Director and
                                          Executive Vice President


/s/ JONATHAN B. KAY                       /s/ PAUL V. CUSICK, JR.
-----------------------------------       --------------------------------------
Jonathan B. Kay, Director                 Paul V. Cusick, Jr., Vice President
                                          and Treasurer, Principal Financial
                                          Officer


/s/ FRASER LEMLEY                         /s/ KENNETH A. SAMUELIAN
-----------------------------------       --------------------------------------
Fraser Lemley, Director                   Kenneth A. Samuelian, Vice President,
                                          Controller and Compliance Officer,
                                          Century Bank and Trust Company,
                                          Principal Accounting Officer


/s/ JOSEPH P. MERCURIO
-----------------------------------
Joseph P. Mercurio, Director


/s/ JOSEPH J. SENNA
-----------------------------------
Joseph J. Senna, Esquire, Director