Form 10-Q
period 1999-03-31
CENTURY BANCORP INC
filed 1999-05-11
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH  31, 1999
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from


Commission file number              0-15752

                              CENTURY BANCORP, INC.

             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                                                                                             04-2498617
(State or other jurisdiction of incorporation or organization)                                  (I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA                                                                                                 02155
(Address of principal executive offices)                                                                                  (Zip Code)

                                  (781)391-4000
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999:

          CLASS A COMMON STOCK, $1.00 PAR VALUE      3,643,397 SHARES
          CLASS B COMMON STOCK, $1.00 PAR VALUE      2,178,770 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   MAY 07, 1999                                  CENTURY BANCORP, INC.
----------------------------------            ----------------------------------
                                                          (Registrant)


/s/ Paul V. Cusick, Jr.                       /s/ Kenneth A. Samuelian
----------------------------------            ----------------------------------
PAUL V. CUSICK, JR.                           KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                  VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)                 CENTURY BANK & TRUST COMPANY
                                              (CHIEF ACCOUNTING OFFICER)


                                     1 of 13

                              Century Bancorp, Inc.

                                                                          Page
                    Index                                                 Number
Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets:
            March 31, 1999 and December 31, 1998.                         3

            Consolidated Statements of Income:
            Three (3) Months Ended March 31,
            1999 and 1998.                                                4


            Consolidated Statements of Changes in Stockholders
            Equity: Three (3) Months Ended March 31,
            1999 and 1998.                                                5

            Consolidated Statements of Cash Flows:
            Three (3) Months Ended March 31,
            1999 and 1998.                                                6

            Notes to Consolidated Financial
            Statements                                                    7 - 8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    9 - 11

Item 3.     Quantitative and Qualitative Disclosure About
            Market Risk                                                   12

Part II.    Other Information

            Item 1 through Item 6                                         13


                                     2 of 13

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)

                       (000's)                                       Mar 31,      Dec 31,
Assets                                                                1999          1998
                                                                    ---------    ---------
Cash and due from banks                                             $  45,139    $  34,518
Federal funds sold and interest-bearing deposits in other banks           348       26,501
                                                                    ---------    ---------
    Total cash and cash equivalents                                    45,487       61,019
                                                                    ---------    ---------
Securities available-for-sale, amortized cost $224,135  and
         $210,290, respectively                                       222,630      210,157
Securities held-to-maturity, market value $160,595 and
         $160,109, respectively                                       161,888      159,875

Loans, net of unearned discount:
  Commercial & industrial                                              68,174       64,822
  Construction & land development                                      25,479       21,691
  Commercial real estate                                              191,962      187,285
  Industrial revenue bonds                                                330        1,034
  Residential real estate                                              85,386       87,518
  Consumer                                                             12,939       14,355
  Home equity                                                          19,020       18,839
  Overdrafts                                                              293          359
                                                                    ---------    ---------
    Total loans, net of unearned discount                             403,583      395,903
      Less allowance for loan losses                                   (6,173)      (6,022)
                                                                    ---------    ---------
        Net loans                                                     397,410      389,881

  Bank premises and equipment, net                                     10,399       10,543
  Accrued interest receivable                                           7,136        6,518
  Other assets                                                         15,982       15,333
                                                                    ---------    ---------
          Total assets                                              $ 860,932    $ 853,326
                                                                    =========    =========
Liabilities

Deposits:
  Demand deposits                                                   $ 123,190    $ 163,241
  Savings and NOW deposits                                            167,058      153,207
  Money market accounts                                                81,613       84,848
  Time deposits                                                       230,355      242,129
                                                                    ---------    ---------
    Total deposits                                                    602,216      643,425

Securities sold under agreements to repurchase                         42,460       57,690
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds     116,601       34,846
Other liabilities                                                       8,933       27,564
Long term debt                                                         28,750       28,750
                                                                    ---------    ---------
        Total liabilities                                             798,960      792,275

Stockholders' equity

  Class A common stock, $1.00 par value per share;                      3,678        3,673
    authorized 10,000,000 shares; issued 3,678,397
  Class B common stock, $1.00 par value per share;                      2,227        2,227
    authorized 5,000,000 shares; issued 2,226,320
  Additional paid-in capital                                           10,978       10,965
  Retained earnings                                                    46,331       44,451
  Treasury stock, Class A, 35,000 shares                                 (223)        (136)
  Treasury stock, Class B, 47,550 shares                                  (41)         (41)
                                                                    ---------    ---------
                                                                       62,950       61,139
  Accumulated other comprehensive income (loss)                          (978)         (88)
                                                                    ---------    ---------
        Total stockholders' equity                                     61,972       61,051
                                                                    ---------    ---------
          Total liabilities and stockholders' equity                $ 860,932    $ 853,326
                                                                    =========    =========



See accompanying Notes to Consolidated Financial Statements              3 of 13

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------


             (000's except share data)                            Three months ended March 31,
                                                                       1999         1998
                                                                    ----------   ----------
Interest income
  Loans                                                             $    8,648   $    7,306
  Securities held-to-maturity                                            2,325        1,810
  Securities available-for-sale                                          3,014        1,457
  Federal funds sold and interest-bearing
      deposits in other banks                                              163          361
                                                                    ----------   ----------
      Total interest income                                             14,150       10,934

Interest expense
  Savings and NOW deposits                                                 926        1,049
  Money market accounts                                                    571          493
  Time deposits                                                          2,927        2,147
  Securities sold under agreements to repurchase                           414          320
  FHLB borrowings and other borrowed funds                               1,374           71
                                                                    ----------   ----------
      Total interest expense                                             6,212        4,080
                                                                    ----------   ----------
        Net interest income                                              7,938        6,854

          Provision for loan losses                                        225          165
                                                                    ----------   ----------
        Net interest income after provision
         for loan losses                                                 7,713        6,689

Other operating income
  Service charges on deposit accounts                                      425          441
  Lockbox fees                                                             391          382
  Brokerage commissions                                                    350          285
  Gain on sales of loans                                                     0           22
  Other income                                                             132          117
                                                                    ----------   ----------
      Total other operating income                                       1,298        1,247
                                                                    ----------   ----------

Operating expenses
  Salaries and employee benefits                                         3,515        3,237
  Occupancy                                                                398          345
  Equipment                                                                335          316
  Other                                                                  1,352        1,174
                                                                    ----------   ----------
      Total operating expenses                                           5,600        5,072
                                                                    ----------   ----------

        Income before income taxes                                       3,411        2,864

 Provision for income taxes                                              1,275        1,062
                                                                    ----------   ----------

        Net income                                                  $    2,136   $    1,802
                                                                    ==========   ==========

Share data:
  Weighted average number of shares outstanding, basic               5,825,528    5,792,160
  Weighted average number of shares outstanding, diluted             5,858,711    5,853,993
  Net income per share, basic                                       $     0.37   $     0.31
  Net income per share, diluted                                     $     0.36   $     0.31
  Cash dividends declared:
    Class A common stock                                            $   0.0600   $   0.0500
    Class B common stock                                            $   0.0170   $   0.0070


See accompanying Notes to Consolidated Financial Statements.

                                                                         4 of 13

Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                              Class A        Class B        Additional                      Treasury
                                               Common         Common          Paid-In       Retained         Stock
Three months ended March 31, 1998              Stock          Stock           Capital       Earnings        Class A
                                              ----------------------------------------------------------------------
                                                                              (000's)
Balance at December 31, 1997                  $  3,541       $  2,327        $ 10,877       $ 37,180        ($   136)

Net income                                        --             --              --            1,802            --
Other comprehensive income, net of tax:
  Decrease in unrealized gain on
    securities available-for-sale                 --             --              --             --              --

Comprehensive income

Conversion of Class B common stock to
    Class A common stock, 25,200 shares             26            (26)           --             --              --

Stock options exercised, 3,250 shares                3           --                 9           --              --

Cash dividends, Class A common stock,
    $.050 per share, per quarter                  --             --              --             (176)           --

Cash dividends, Class B common stock,
    $.0070 per share, per quarter                 --             --              --              (16)           --
                                              --------       --------        --------       --------        --------
Balance at March 31, 1998                     $  3,570       $  2,301        $ 10,886       $ 38,790        ($   136)
                                              ========       ========        ========       ========        ========

1999
Balance at December 31, 1998                  $  3,673       $  2,227        $ 10,965       $ 44,451        ($   136)

Net income                                        --             --              --            2,136            --
Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale                 --             --              --             --              --

Comprehensive income

Stock options exercised, 5,000 shares                5           --                13           --              --

Treasury stock repurchase                         --             --              --             --               (87)

Cash dividends, Class A common stock,
    $.060 per share, per quarter                  --             --              --             (219)           --

Cash dividends, Class B common stock,
    $.0170 per share, per quarter                 --             --              --              (37)           --
                                              --------       --------        --------       --------        --------
Balance at March 31, 1999                     $  3,678       $  2,227        $ 10,978       $ 46,331        ($   223)
                                              ========       ========        ========       ========        ========

                                                                             Accumulated
                                              Treasury         Other           Total
                                               Stock        Comprehensive   Stockholders'
Three months ended March 31,                  Class B       Income (Loss)      Equity
                                              -------------------------------------------
1998
Balance at December 31, 1997                  ($    41)       $    109        $ 53,857

Net income                                        --              --             1,802
Other comprehensive income, net of tax:
  Decrease in unrealized gain on
    securities available-for-sale                 --              (135)           (135)
                                                                              --------
Comprehensive income                                                             1,667

Conversion of Class B common stock to
    Class A common stock, 25,200 shares           --              --              --

Stock options exercised, 3,250 shares             --              --                12

Cash dividends, Class A common stock,
    $.050 per share, per quarter                  --              --              (176)

Cash dividends, Class B common stock,
    $.0070 per share, per quarter                 --              --               (16)
                                              --------        --------        --------
Balance at March 31, 1998                     ($    41)       ($    26)       $ 55,344
                                                                              ========

1999
Balance at December 31, 1998                  ($    41)       ($    88)       $ 61,051

Net income                                        --              --             2,136
Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale                 --              (890)           (890)
                                                                              --------
Comprehensive income                                                             1,246

Stock options exercised, 5,000 shares             --              --                18

Treasury stock repurchase                         --              --               (87)

Cash dividends, Class A common stock,
    $.060 per share, per quarter                  --              --              (219)

Cash dividends, Class B common stock,
    $.0170 per share, per quarter                 --              --               (37)
                                              --------        --------        --------
Balance at March 31, 1999                     ($    41)       ($   978)       $ 61,972
                                                                              ========



See accompanying Notes to Consolidated Financial Statements.


                                                                         5 of 13

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                                                      1999            1998
                                                                                   For the three months ended
                                                                                             March 31,
                                                                                             (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  2,136        $  1,802
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          225             165
      Deferred income taxes                                                             (178)           (195)
      Net depreciation and amortization                                                  485             133
      Increase in accrued interest receivable                                           (618)           (254)
      Increase in other assets                                                          (195)           (146)
      Loans originated for sale                                                            0          (1,283)
      Proceeds from sales of loans                                                         0           1,449
      Gain on sales of loans                                                               0             (22)
      Decrease in other liabilities                                                     (639)         (6,770)
                                                                                    --------        --------
        Net cash provided by (used in) operating activities                            1,216          (5,121)
                                                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                           35,620          16,500
  Purchase of securities available-for-sale                                          (49,424)        (21,198)
  Proceeds from maturities of securities held-to-maturity                             32,577          26,500
  Purchase of securities held-to-maturity                                            (34,739)        (35,987)
  Decrease in payable for investments purchased                                      (17,992)              0
  Net increase in loans                                                               (7,685)         (3,114)
  Capital expenditures                                                                  (206)           (416)
                                                                                    --------        --------
    Net cash used in investing activities                                            (41,849)        (17,715)
                                                                                    --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                      (11,664)         (5,353)
  Net decrease in demand, savings, money market and NOW deposits                     (29,435)        (19,243)
  Net proceeds from the issuance of common stock                                          18              12
  Treasury Stock repurchase                                                              (87)              0
  Cash Dividends                                                                        (256)           (192)
  Net  decrease in securities sold under agreements to repurchase                    (15,230)         (1,620)
  Net  increase(decrease) in FHLB borrowings and other borrowed funds                 81,755         (10,333)
                                                                                    --------        --------
    Net cash provided by (used in) financing activities                               25,101         (36,729)
                                                                                    --------        --------
Net decrease in cash and cash equivalents                                            (15,532)        (59,565)
  Cash and cash equivalents at beginning of year                                      61,019          97,892
                                                                                    --------        --------
  Cash and cash equivalents at end of period                                        $ 45,487        $ 38,327
                                                                                    ========        ========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                        $  6,553        $  4,982
    Income taxes                                                                       1,592             332
  Noncash transactions:
    Property acquired through foreclosure                                           $      0        $    130
  Change in unrealized losses on securities available-for-sale, net of  taxes      ($    890)      ($    135)


See accompanying Notes to Consolidated Financial Statements.


                                                                         6 of 13

                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION      In the opinion of management, the accompanying
                           unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the
                           "Company") and its wholly owned subsidiary, Century
                           Bank and Trust Company (the "Bank"). The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on form 10K for year ended December 31, 1998.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Company provides a full range of banking services to consumer, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC"), and the Massachusetts Division of Banks.

                           The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that


                                     7 of 13
                           may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services.


                                     8 of 13

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW                   For the quarter ended and year-to-date ended
                           March 31, 1999.

                           Earnings for the first quarter ended March 31, 1999 were $2.1 million, an increase of 18.5% when compared with the first quarter 1998 earnings of $1.8 million. Diluted earnings per share for the first quarter 1999 were $0.36 versus $0.31 for the first quarter of 1998. The increase was mainly attributable to the purchase of Haymarket.

YEAR 2000                  The Company has completed its assessment of Year 2000
                           issues and developed a plan, budget, and testing strategy for mission-critical systems. The Company relies on its recently converted new core processing system for critical data warehousing and transaction processing. Other, less critical, systems are supported by purchased applications software. The
                           Company is continually evaluating mission-critical vendor plans and monitoring project milestones. The
                           Company has tested its key transaction processing system and has substantially completed testing its core processing system and most other applications.
                           The vendor has disclosed that its core processing system is Year 2000 compliant. There can be no guarantee that the systems of other companies, or third party vendors on which the Company's systems rely, will be remedied on a timely basis. Therefore, the Company could be negatively impacted to the extent other entities not affiliated with the Company are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities.
                           Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

                           The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modification. The Company's cost of Year 2000 remediation, which includes its cost of converting to its new core processing system, is expected to approach $1.8 - $2.0 million, of which approximately $1.5 million has been incurred. The Company expects that the majority of the costs yet to be incurred will be to replace or update existing hardware and software on non-mission critical items, which will be capitalized and amortized in accordance with the Company's existing accounting policy. In most instances, upgrades to computer hardware and software are being made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

                           The costs of the project and the date on which the Bank plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

                           The Bank has also assessed the impact of the Year 2000 issue on its major borrowing customers. Borrowers that could experience a significant disruption in their business due to a Year 2000 failure have been


                                     9 of 13

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                           identified. Management has received responses from this identified group, with a small number requiring further follow-up. Management has substantially completed this assessment. Large deposit customers associated with lockbox services have been identified and assessed. These customers will continue to be monitored for Year 2000 compliance.

                           A contingency plan is being completed for high risk assessed systems. This plan will cover preparing business resumption and liquidity needs in the event of possible Year 2000 disruptions. The Bank's contingency plan is expected to be in place by the second quarter of 1999.

FINANCIAL CONDITION

Loans On March 31, 1999 total loans outstanding, net of unearned discount, were $403.6 million, an increase of 1.9% from the total on December 31, 1998. At March 31, 1999 commercial real estate loans accounted for 47.6% and residential real estate loans accounted for 21.2% of total loans. Construction loans increased to $25.5 million at March 31, 1999 from $21.7 million at the end of the previous quarter.

Allowance for Loan Losses

                           The allowance for loan losses was 1.53% of total loans on March 31, 1999 compared with 1.52% on December 31, 1998. Net charge-offs for the three month period ended March 31, 1999, were $74 thousand, compared with net recoveries of $63 thousand for the same period in 1998. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

                           As of March 31, 1999, loans on non-accrual status totaled $1.9 million or .46% of loans; loans past due 90 days or more totaled $460 thousand.

Securities Held-to-Maturity

                           The securities held-to-maturity portfolio totaled $161.9 million on March 31, 1999, an increase of 1.3% from the total on December 31, 1998. The portfolio is concentrated in United States Treasury and Agency securities and an estimated weighted average maturity of 6.3 years.

Securities Available-for-Sale

                           The securities available-for-sale portfolio totaled $222.6 million at March 31, 1999, an increase of 5.9% from December 31, 1998. The portfolio is concentrated in United States Treasury and Agency securities and an estimated weighted average maturity of 7.2 years. Total securities available-for-sale increased primarily as a result of leveraged balance sheet transactions.

Deposits and Borrowed Funds

                           On March 31, 1999 deposits totaled $602.2 million, representing a 6.4%


                                    10 of 13

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                           decrease in total deposits from December 31, 1998. Total deposits decreased primarily as a result of the cyclical municipal deposit trends. Borrowed funds totaled $159.1 million compared to $92.5 million at December 31, 1998. The majority of the increase was an increase in borrowings from the Federal Home Loan Bank which were primarily used for leveraged balance sheet transactions.

RESULTS OF OPERATIONS

Net Interest Income

                           For the three month period ended March 31, 1999 net interest income totaled $7.9 million, an increase of 15.8% from the comparable period in 1998. Interest income was primarily affected positively by the acquisition of Haymarket. The net yield on average earning assets on a fully taxable equivalent basis decreased to 4.11% in the first three months of 1999 from 5.01% during the same period in 1998.

Provision for Loan Losses

                           For the three month period ended March 31, 1999 the loan loss provision totaled $225 thousand compared to $165 thousand for the same period in 1998.

                           Loan loss provision increased due to growth in the loan portfolio. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.46% at March 31, 1998 to 1.53% at March 31, 1999, respectively.

Non-Interest Income and Expense

                           Other operating income for the quarter ended March 31, 1999 was $1.3 million consistent with the first quarter of 1998.Lockbox fees increased 2.4% due to an increase in lockbox volume relating to customers added during the period.

                           During the first quarter 1999, operating expenses increased by $528 thousand to $5.6 million or 10.4% from the same quarter last year. The first quarter increase reflects expenses associated with the Haymarket acquisition. Approximately half of the increase was in salaries and employee benefits with the remaining half in all other expenses.

Income Taxes

                           For the first quarter of 1999, the Company's income taxes totaled $1.3 million on pretax income of $3.4 million for an effective tax rate of 37.4%. For last year's corresponding quarter, the Company's income taxes totaled $1.1 million on pretax income of $2.9 million for an effective rate of 37.1%.



                                    11 of 13

ITEM 3                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                           RISK

                           The response is incorporated herein by reference from the discussion under the subcaption "Market Risk and Asset Liability Management" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 9 and 10 of the Annual Report which is incorporated herein by reference.


                                    12 of 13

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


                                    13 of 13