Form 10-Q
period 1999-06-30
CENTURY BANCORP INC
filed 1999-08-13
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               JUNE 30, 1999
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                 _X_Yes  ___No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999:

          CLASS A COMMON STOCK, $1.00 PAR VALUE           3,668,677 SHARES
          CLASS B COMMON STOCK, $1.00 PAR VALUE           2,150,190 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   AUGUST 9, 1999                           CENTURY BANCORP, INC.
      -------------------------------      --------------------------------
                                                     (Registrant)


/S/ Paul V. Cusick, Jr.                    /s/ Kenneth A. Samuelian
-------------------------------------      --------------------------------
PAUL V. CUSICK, JR.                        KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER               VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)              CENTURY BANK & TRUST COMPANY
                                           (CHIEF ACCOUNTING OFFICER)


                                     1 of 14

                              Century Bancorp, Inc.


                                                                                                           PAGE
                                    INDEX                                                                  NUMBER
                                    -----                                                                  ------
PART I.                    FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                           Consolidated Balance Sheets:
                           June 30, 1999 and December 31, 1998.                                               3

                           Consolidated Statements of Income:
                           Three (3) Months Ended June 30,
                           1999 and 1998; and Six (6) Months Ended June 30,
                           1999 and 1998.                                                                     4

                           Consolidated Statements of Changes in Stockholders
                           Equity: Six (6) Months Ended June 30, 1999 and 1998.                               5

                           Consolidated Statements of Cash Flows:
                           Six (6) Months Ended June 30, 1999 and 1998.                                       6

                           Notes to Consolidated Financial
                           Statements                                                                         7 - 8

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS                                                                         9 - 13

Item 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           MARKET RISK                                                                        13

PART II.                   OTHER INFORMATION

                           Item 1 through Item 6                                                              14


                                     2 of 14

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                   (000's)                                      June 30,             Dec. 31,
ASSETS                                                                            1999                 1998
------                                                                          -------              --------

Cash and due from banks                                                        $  42,087             $  34,518
Federal funds sold and interest-bearing deposits in other banks                        3                26,501
                                                                               ---------             ---------
    Total cash and cash equivalents                                               42,090                61,019
                                                                               ---------             ---------
Securities available-for-sale, amortized cost $219,656  and
         $210,290, respectively                                                  214,663               210,157
Securities held-to-maturity, market value $158,446 and
         $160,109, respectively                                                  161,919               159,875

Loans, net of unearned discount:
  Commercial & industrial                                                         69,449                64,822
  Construction & land development                                                 25,232                21,691
  Commercial real estate                                                         194,699               187,285
  Industrial revenue bonds                                                           221                 1,034
  Residential real estate                                                         85,464                87,518
  Consumer                                                                        13,184                14,355
  Home equity                                                                     20,163                18,839
  Overdrafts                                                                         686                   359
                                                                               ---------             ---------
    Total loans, net of unearned discount                                        409,098               395,903
      Less allowance for loan losses                                              (6,467)               (6,022)
                                                                               ---------             ---------
        Net loans                                                                402,631               389,881

  Bank premises and equipment, net                                                10,351                10,543
  Accrued interest receivable                                                      6,297                 6,518
  Other assets                                                                    17,957                15,333
                                                                               ---------             ---------
          Total assets                                                         $ 855,908             $ 853,326
                                                                               =========             =========
LIABILITIES
-----------
Deposits:
  Demand deposits                                                              $ 131,873             $ 163,241
  Savings and NOW deposits                                                       162,021               153,207
  Money market accounts                                                           80,243                84,848
  Time deposits                                                                  226,028               242,129
                                                                               ---------             ---------
    Total deposits                                                               600,165               643,425

Securities sold under agreements to repurchase                                    43,410                57,690
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                112,095                34,846
Other liabilities                                                                 10,088                27,564
Long term debt                                                                    28,750                28,750
                                                                               ---------             ---------
        Total liabilities                                                        794,508               792,275

STOCKHOLDERS' EQUITY
--------------------
  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,718,677 and 3,673,397, respectively                3,719                 3,673
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,197,740 and 2,226,320, respectively                 2,198                 2,227
  Additional paid-in capital                                                      11,009                10,965
  Retained earnings                                                               48,244                44,451
  Treasury stock, Class A, 50,000 and 30,000 shares, at cost, respectively .        (484)                 (136)
  Treasury stock, Class B, 47,550 shares, each period, at cost, respectively         (41)                  (41)
                                                                               ---------             ---------
                                                                                  64,645                61,139
  Accumulated other comprehensive income (loss)                                   (3,245)                  (88)
                                                                               ---------             ---------
        Total stockholders' equity                                                61,400                61,051
                                                                               ---------             ---------
          Total liabilities and stockholders' equity                           $ 855,908             $ 853,326
                                                                               =========             =========

See accompanying Notes to Consolidated Financial Statements


                                                                         3 of 14

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)


----------------------------------------------------------------------------------------------------------------------------------
                           (000's except share data)                        Three months ended June 30,   Six months ended June 30,
                                                                               1999          1998            1999         1998
                                                                            ----------   -------------   ---------    ------------

Interest income

  Loans                                                                    $    8,836   $    7,811       $   17,484   $   15,117
  Securities held-to-maturity                                                   2,368        1,896            4,693        3,706
  Securities available-for-sale                                                 3,323        1,663            6,337        3,120
  Federal funds sold and interest-bearing deposits in other banks                  56          720              219        1,081
                                                                           ----------   ----------       ----------   ----------
      Total interest income                                                    14,583       12,090           28,733       23,024

Interest expense
  Savings and NOW deposits                                                      1,060        1,144            1,986        2,193
  Money market accounts                                                           539          510            1,110        1,003
  Time deposits                                                                 2,769        2,665            5,696        4,812
  Securities sold under agreements to repurchase                                  403          365              818          685
  FHLB borrowings, other borrowed funds and long term debt                      1,710          355            3,083          426
                                                                           ----------   ----------       ----------   ----------
      Total interest expense                                                    6,481        5,039           12,693        9,119
                                                                           ----------   ----------       ----------   ----------
        Net interest income                                                     8,102        7,051           16,040       13,905

          Provision for loan losses                                               225          185              450          350
                                                                           ----------   ----------       ----------   ----------
        Net interest income after provision
         for loan losses                                                        7,877        6,866           15,590       13,555

Other operating income
  Service charges on deposit accounts                                             455          440              880          881
  Lockbox fees                                                                    517          472              908          854
  Brokerage commissions                                                           417          316              767          601
  Gain on sales of loans                                                            0           17                0           39
  Other income                                                                    143          122              275          239
                                                                           ----------   ----------       ----------   ----------
      Total other operating income                                              1,532        1,367            2,830        2,614
                                                                           ----------   ----------       ----------   ----------

Operating expenses
  Salaries and employee benefits                                                3,555        3,294            7,070        6,531
  Occupancy                                                                       366          303              764          648
  Equipment                                                                       337          322              672          638
  Other                                                                         1,491        1,196            2,843        2,370
                                                                           ----------   ----------       ----------   ----------
      Total operating expenses                                                  5,749        5,115           11,349       10,187
                                                                           ----------   ----------       ----------   ----------

        Income before income taxes                                              3,660        3,118            7,071        5,982

 Provision for income taxes                                                     1,375        1,133            2,650        2,195
                                                                           ----------   ----------       ----------   ----------

        Net income                                                         $    2,285   $    1,985       $    4,421   $    3,787
                                                                           ==========   ==========       ==========   ==========
--------------------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding, basic                      5,814,533    5,809,420        5,820,000    5,800,838
  Weighted average number of shares outstanding, diluted                    5,842,324    5,851,732        5,850,962    5,843,056
  Net income per share, basic                                              $     0.39   $     0.34       $     0.76   $     0.65
  Net income per share, diluted                                            $     0.39   $     0.34       $     0.76   $     0.65
  Cash dividends declared:
    Class A common stock                                                   $   0.0800   $   0.0500       $   0.1400   $   0.1000
    Class B common stock                                                   $   0.0370   $   0.0070       $   0.0540   $   0.0140

See accompanying Notes to Consolidated Financial Statements.


                                                                         4 of 14

Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                            Class A  Class B  Additional            Treasury  Treasury     Other          Total
                                            Common   Common    Paid-In   Retained    Stock     Stock    Comprehensive  Stockholders'
Six months ended June 30,                   Stock    Stock     Capital   Earnings   Class A   Class B   Income (Loss)     Equity
                                            ----------------------------------------------------------------------------------------
                                                                              (000's)

1998
----
Balance at December 31, 1997                $3,541   $2,327    $10,877   $37,180    $(136)     $(41)    $    109         $ 53,857

Net income                                      --       --         --     3,787       --        --           --            3,787

Other comprehensive income, net of tax:
  Decrease in unrealized gain on
    securities available-for-sale               --       --         --        --       --        --         (115)            (115)
                                                                                                                         --------
Comprehensive income                                                                                                        3,672

Conversion of Class B common stock to
    Class A common stock, 28,200 shares         29      (29)        --        --       --        --           --               --

Stock options exercised, 27,250 shares          27       --         76        --       --        --           --              103

Cash dividends, Class A common stock,
    $.100 per share                             --       --         --      (354)      --        --           --             (354)

Cash dividends, Class B common stock,
    $.014 per share                             --       --          --      (32)      --        --           --              (32)
                                            -------------------------------------------------------------------------------------
Balance at June 30, 1998                    $3,597   $2,298    $10,953   $40,581    $(136)     $(41)   $(      6)        $ 57,246
                                            =====================================================================================


1999
----
Balance at December 31, 1998                $3,673   $2,227    $10,965   $44,451    $(136)     $(41)   $(     88)        $ 61,051

Net income                                      --       --         --     4,421       --        --           --            4,421

Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale               --       --         --        --       --        --       (3,157)          (3,157)
                                                                                                                         --------
Comprehensive income                                                                                                        1,264

Conversion of Class B common stock to
    Class A common stock, 28,580 shares         29      (29)        --        --       --        --           --               --

Stock options exercised, 16,700 shares          17       --         44        --       --        --           --               61

Treasury stock repurchases, 20,000 shares       --       --         --        --     (348)       --           --             (348)

Cash dividends, Class A common stock,
    $.140 per share                             --       --         --      (511)      --        --           --             (511)

Cash dividends, Class B common stock,
    $.054 per share                             --       --         --      (117)      --        --           --             (117)
                                            -------------------------------------------------------------------------------------
Balance at June 30, 1999                    $3,719   $2,198    $11,009   $48,244    $(484)     $(41)   $(  3,245)        $ 61,400
                                            =====================================================================================


See accompanying Notes to Consolidated Financial Statements.


                                                                         5 of 14

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)                    1999         1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          For the six months ended
                                                                                                 June 30,
                                                                                                 (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $  4,421    $  3,787
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                                450         350
      Deferred income taxes                                                                   (512)       (223)
      Net depreciation and amortization                                                        887         335
      Decrease (increase) in accrued interest receivable                                       221      (1,976)
      Increase in other assets                                                                (820)       (603)
      Loans originated for sale                                                                  0      (2,532)
      Proceeds from sales of loans                                                              52       3,048
      Gain on sales of loans                                                                    (1)        (46)
      Increase in other liabilities                                                            516       5,077
                                                                                          --------    --------
        Net cash provided by operating activities                                            5,214       7,217
                                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                                 52,588      34,013
  Purchase of securities available-for-sale                                                (61,902)    (76,585)
  Proceeds from maturities of securities held-to-maturity                                   40,399      35,000
  Purchase of securities held-to-maturity                                                  (42,739)    (46,980)
  Decrease in payable for investments purchased                                            (17,992)          0
  Net cash paid for acquired institution                                                         0      (5,786)
  Net increase in loans                                                                    (13,112)     (3,004)
  Capital expenditures                                                                        (400)       (882)
                                                                                          --------    --------
    Net cash used in investing activities                                                  (43,158)    (64,224)
                                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                            (15,880)     (6,635)
  Net decrease in demand, savings, money market and NOW deposits                           (27,159)    (14,005)
  Net proceeds from the issuance of common stock                                                61         103
  Treasury stock repurchases                                                                  (348)          0
  Cash Dividends                                                                              (628)       (386)
  Net (decrease) increase in securities sold under agreements to repurchase                (14,280)      1,380
  Net increase (decrease) in FHLB borrowings and other borrowed funds                       77,249      (8,673)
  Issuance of long term debt                                                                     0      28,750
                                                                                          --------    --------
    Net cash provided by financing activities                                               19,015         534
                                                                                          --------    --------
Net decrease in cash and cash equivalents                                                  (18,929)    (56,473)
  Cash and cash equivalents at beginning of year                                            61,019      97,892
                                                                                          --------    --------
  Cash and cash equivalents at end of period                                              $ 42,090    $ 41,419
                                                                                          ========    ========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                              $ 12,711    $  9,003
    Income taxes                                                                             2,214       2,530
  Noncash transactions:
    Property acquired through foreclosure                                                 $      0    $    130
  Change in unrealized losses on securities available-for-sale, net of  taxes             $ (3,157)   $   (115)

See accompanying Notes to Consolidated Financial Statements


                                                                         6 of 14

                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended June 30, 1999, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for year ended December 31, 1998.

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

                      The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that


                                     7 of 14
                      may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services.


                      ==========================================================


                                     8 of 14

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW For the quarter ended and year-to-date ended June 30, 1999.

                      Earnings for the second quarter ended June 30, 1999 were $2.3 million, an increase of 15.1% when compared with the second quarter 1998 earnings of $2.0 million. Diluted earnings per share for the second quarter 1999 were $0.39 versus $0.34 for the second quarter of 1998. The increase was attributable to balance sheet growth and the acquisition of Haymarket Cooperative Bank ("Haymarket"). The acquisition took place on June 11, 1998.

                      For the six months ending June 30, 1999, earnings were $4.4 million an increase of 16.7% when compared with the same period last year earnings of $3.8 million. Diluted earnings per share for the first six months were $0.76 versus $0.65 for the first six months of 1998. The increase was attributable to balance sheet growth and the acquisition of Haymarket.

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

                      The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modification. The Company's cost of Year 2000 remediation, which includes its cost of converting to its new core processing system, is expected to approach $2.0 million, of which approximately $1.7 million has been incurred. The Company's cost does not include internal costs. The Company expects that the majority of the costs yet to be incurred will be to replace or update existing hardware and software on non-mission critical items, which will be capitalized and amortized in accordance with the Company's existing accounting policy. In most instances, upgrades to computer hardware and software are being made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.


                                     9 of 14

                      Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                      The costs of the project and the date on which the Company plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

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

                      A contingency plan has been substantially completed for high risk assessed systems. This plan covers preparing business resumption and liquidity needs in the event of possible Year 2000 disruptions. The Bank's contingency plan was put in place at the end of the second quarter of 1999.


FINANCIAL CONDITION

LOANS On June 30, 1999 total loans outstanding, net of unearned discount, were $409.1 million, an increase of 3.3% from the total on December 31, 1998. At June 30, 1999 commercial real estate loans accounted for 47.6% and residential real estate loans accounted for 20.9% of total loans. Construction loans increased $25.2 million at June 30, 1999 from $21.7 million on December 31, 1998.

                      The increase in loans was mainly attributable to corporate loans which are comprised of commercial, construction and commercial real estate lending. Originations of corporate loans reflect the Company's increased interest for this type of loan as well as higher real estate values. The increase in corporate loans was partially offset by a decrease in consumer loans. Consumer loans are comprised mainly of personal installment and personal credit line loans.


ALLOWANCE FOR LOAN LOSSES

                      The allowance for loan losses was 1.58% of total loans on June 30, 1999 compared with 1.52% on December 31, 1998. Net charge-offs for the six month period ended June 30, 1999, were $5 thousand, compared with net recoveries of $29 thousand for the same period in 1998.

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


                                    10 of 14

                      Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


                                                        JUNE 30, 1999         DECEMBER 31, 1998
                                                        -------------         -----------------
                                                               (Dollars In Thousands)

                      Nonaccruing loans                    $2,281                   $1,281
                      Loans past due 90 days
                      or more                              $  720                   $  698


                      Nonaccruing loans as a
                      percentage of total loans               .56%                     .32%

                      The increase in nonaccruing loans was mainly attributable to residential mortgages which were placed on nonaccrual. These mortgages were fully collateralized.

INVESTMENTS           Management continually evaluates its investment
                      alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.


                                                         JUNE 30, 1999         DECEMBER 31, 1998
                                                         -------------         -----------------
                                                                (Dollars In Thousands)

                      SECURITIES AVAILABLE-FOR-SALE
                      U.S. Government and
                       Agencies                             $169,505                $198,305
                      Other Bonds                             13,544                   7,232

                      Mortgage-backed Securities              31,614                   4,620
                                                            --------                --------

                      Total Securities Available-for Sale   $214,663                $210,157
                                                            ========                ========


                      SECURITIES HELD-TO-MATURITY
                      U.S. Government and
                       Agencies                             $ 85,831                $105,823
                      Other bonds                                 61                      86
                      Mortgage-backed Securities              76,027                  53,966
                                                            --------                --------

                      Total Securities Held-to-Maturity     $161,919                $159,875
                                                            ========                ========

SECURITIES AVAILABLE-FOR-SALE

                      The securities available-for-sale portfolio totaled $214.7 million at June 30, 1999, an increase of 2.1% from December 31, 1998. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 4.5 years.


                                    11 of 14

                      Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

SECURITIES HELD-TO-MATURITY

                      The securities held-to-maturity portfolio totaled $161.9 million on June 30, 1999, an increase of 1.3% from the total on December 31, 1998. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 4.7 years.

DEPOSITS AND BORROWED FUNDS

                      On June 30, 1999 deposits totaled $600.2 million, representing a 6.7% decrease in total deposits from December 31, 1998. Total deposits decreased primarily as a result of the cyclical municipal deposit trends. Borrowed funds totaled $155.5 million compared to $92.5 million at December 31, 1998. In order to maintain total assets and offset the decline in cyclical demand and time deposits, the Bank increased borrowings from the Federal Home Loan Bank.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                      For the three month period ended June 30, 1999 net interest income totaled $8.1 million, an increase of 14.9% from the comparable period in 1998. For the six month period ended June 30, 1999 net interest income totaled $16.0 million, an increase of 15.4% from the comparable period in 1998. Interest income was primarily affected positively by the acquisition of Haymarket. The net yield on average earning assets on a fully taxable equivalent basis decreased to 4.11% in the first six months of 1999 from 4.82% during the same period in 1998. The decrease was mainly attributable to leveraged balance sheet transactions.

PROVISION FOR LOAN LOSSES

                      For the three month period ended June 30, 1999 the loan loss provision totaled $225 thousand compared to $185 thousand for the same period last year. For the six month period ended June 30, 1999 the loan loss provision totaled $450 thousand compared to $350 thousand for the same period in 1998.

                      Loan loss provision increased due to growth in the loan portfolio and an increase in nonaccruing loans. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.53% at June 30, 1998 to 1.58% at June 30, 1999.

NON-INTEREST INCOME AND EXPENSE

                      Other operating income for the quarter ended June 30, 1999 was $1.5 million compared to $1.4 million for the second quarter of 1998. Broker commissions increased $100 thousand or 32% due to an increase in broker related transactions during the period. For the six month period ending June 30, 1999 other operating income totaled $2.8 million


                                    12 of 14

                      Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                      compared to $2.6 million for the same period in 1998. This was mainly attributable to increased broker commissions which increased $166 thousand or 28%.

                      During the second quarter 1999, operating expenses increased by $634 thousand to $5.7 million or 12.4% from the same quarter last year. The second quarter increase reflects expenses associated with the Haymarket acquisition. Approximately half of the increase was in salaries and employee benefits with the remaining half in all other expenses. For the sixth month period ended June 30, 1999 operating expenses totaled $11.3 million compared to $10.2 million for the same period in 1998. Salaries and other employee benefits as well as other operating expenses made up the majority of the increase. The majority of the increase in salaries was caused by an increase in the wage base and personnel costs associated with the acquisition of Haymarket. Other operating expenses increased because of costs associated with the Haymarket purchase and amortization of costs associated with a Trust Preferred Offering, which was issued during May 1998.

INCOME TAXES

                      For the second quarter of 1999, the Company's income taxes totaled $1.4 million on pretax income of $3.7 million for an effective tax rate of 37.6%. For last year's corresponding quarter, the Company's income taxes totaled $1.1 million on pretax income of $3.1 million for an effective rate of 36.3%. For the sixth month period ended June 30, 1999 income taxes totaled $2.7 million on a pretax income of $7.1 million for an effective tax rate of 37.5% For last year's corresponding period income taxes totaled $2.2 million on pretax income of $6.0 million for an effective tax rate of 36.7%.


                      ==========================================================



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


                      ==========================================================


                                    13 of 14

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


                                    14 of 14