Form 10-Q
period 1999-09-30
CENTURY BANCORP INC
filed 1999-11-08
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             SEPTEMBER  30, 1999
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1999:

        CLASS A COMMON STOCK, $1.00 PAR VALUE          3,614,050 SHARES
        CLASS B COMMON STOCK, $1.00 PAR VALUE          2,149,350 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: NOVEMBER 8, 1999                           CENTURY BANCORP, INC.
     ---------------------------------  ----------------------------------------
                                                     (Registrant)


/s/ Paul V. Cusick, Jr.                 /s/ Kenneth A. Samuelian
--------------------------------------  ----------------------------------------
PAUL V. CUSICK, JR.                     KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER            VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)           CENTURY BANK & TRUST COMPANY
                                        (CHIEF ACCOUNTING OFFICER)


                                     1 of 14

                              Century Bancorp, Inc.

                                                                          Page
                                    Index                                 Number
                                    -----                                 ------

PART I.         FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

                Consolidated Balance Sheets:
                September 30, 1999 and December 31, 1998.                 3

                Consolidated Statements of Income:
                Three (3) Months Ended September 30,
                1999 and 1998; and Nine (9) Months                        4
                Ended September 30, 1999 and 1998.

                Consolidated Statements of Changes in Stockholders
                Equity: Nine (9) Months Ended September 30,
                1999 and 1998.                                            5

                Consolidated Statements of Cash Flows:
                Nine (9) Months Ended September 30,
                1999 and 1998.                                            6

                Notes to Consolidated Financial
                Statements                                                7 - 8

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                9 - 13

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                MARKET RISK                                               13

PART II.        OTHER INFORMATION

                Item 1 through Item 6                                     14



                                     2 of 14

PART I - Item 1
------

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------------------------------------
                                                (000's)                          Sept. 30,            Dec. 31,
Assets                                                                             1999                 1998
------                                                                           --------             --------

Cash and due from banks                                                          $ 33,340             $ 34,518
Federal funds sold and interest-bearing deposits in other banks                        30               26,501
                                                                                 --------             --------
  Total cash and cash equivalents                                                  33,370               61,019
                                                                                 --------             --------
Securities available-for-sale, amortized cost $245,528  and
    $210,290, respectively                                                        239,319              210,157
Securities held-to-maturity, market value $149,288 and
    $160,109, respectively                                                        154,550              159,875

Loans, net of unearned discount:
  Commercial & industrial                                                          74,709               64,822
  Construction & land development                                                  27,534               21,691
  Commercial real estate                                                          192,030              187,285
  Industrial revenue bonds                                                            205                1,034
  Residential real estate                                                          82,285               87,518
  Consumer                                                                         11,763               14,355
  Home equity                                                                      19,271               18,839
  Overdrafts                                                                          320                  359
                                                                                 --------             --------
   Total loans, net of unearned discount                                          408,117              395,903
    Less: allowance for loan losses                                                 6,654                6,022
                                                                                 --------             --------
    Net loans                                                                     401,463              389,881

  Bank premises and equipment, net                                                 10,386               10,543
  Accrued interest receivable                                                       7,153                6,518
  Other assets                                                                     18,116               15,333
                                                                                 --------             --------
      Total assets                                                               $864,357             $853,326
                                                                                 ========             ========

Liabilities
---------

Deposits:
  Demand deposits                                                                $129,680             $163,241
  Savings and NOW deposits                                                        159,196              153,207
  Money market accounts                                                            78,956               84,848
  Time deposits                                                                   214,410              242,129
                                                                                 --------             --------
    Total deposits                                                                582,242              643,425

Securities sold under agreements to repurchase                                     49,370               57,690
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                 130,795               34,846
Other liabilities                                                                  11,554               27,564
Long term debt                                                                     28,750               28,750
                                                                                 --------             --------
        Total liabilities                                                         802,711              792,275

Stockholders' equity
--------------------

  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,720,350 and 3,673,397, respectively                 3,720                3,673
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,196,900 and 2,226,320, respectively                  2,197                2,227
  Additional paid-in capital                                                       11,013               10,965
  Retained earnings                                                                50,319               44,451
  Treasury stock, Class A, 106,300 and 30,000 shares, at cost, respectively        (1,526)                (136)
  Treasury stock, Class B, 47,550 shares, each period, at cost, respectively          (41)                 (41)
                                                                                 --------             --------
                                                                                   65,682               61,139
  Accumulated other comprehensive income (loss)                                    (4,036)                 (88)
                                                                                 --------             --------
        Total stockholders' equity                                                 61,646               61,051
                                                                                 --------             --------
          Total liabilities and stockholders' equity                             $864,357             $853,326
                                                                                 ========             ========


See accompanying Notes to Consolidated Financial Statements

                                 3 of 14


Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                       (000's except share data)                          Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                                              1999           1998           1999           1998
                                                                             -------        -------        -------        -------
Interest income
  Loans                                                                      $ 9,056        $ 9,193        $26,540        $24,310
  Securities held-to-maturity                                                  2,264          2,352          6,957          6,058
  Securities available-for-sale                                                3,341          2,653          9,678          5,773
  Federal funds sold and interest-bearing deposits in other banks                 21            205            240          1,286
                                                                             -------        -------        -------        -------
      Total interest income                                                   14,682         14,403         43,415         37,427

Interest expense
  Savings and NOW deposits                                                       908          1,043          2,894          3,236
  Money market accounts                                                          517            641          1,627          1,644
  Time deposits                                                                2,751          3,490          8,447          8,302
  Securities sold under agreements to repurchase                                 471            449          1,289          1,134
  FHLB borrowings, other borrowed funds and long term debt                     1,881            972          4,964          1,398
                                                                             -------        -------        -------        -------
      Total interest expense                                                   6,528          6,595         19,221         15,714
                                                                             -------        -------        -------        -------
        Net interest income                                                    8,154          7,808         24,194         21,713

          Provision for loan losses                                              225            225            675            575
                                                                             -------        -------        -------        -------
        Net interest income after provision
         for loan losses                                                       7,929          7,583         23,519         21,138

Other operating income
  Service charges on deposit accounts                                            469            456          1,349          1,337
  Lockbox fees                                                                   447            398          1,355          1,252
  Brokerage commissions                                                          358            258          1,125            859
  Other income                                                                   133            139            408            417
                                                                             -------        -------        -------        -------
      Total other operating income                                             1,407          1,251          4,237          3,865
                                                                             -------        -------        -------        -------

Operating expenses
  Salaries and employee benefits                                               3,589          3,422         10,659          9,953
  Occupancy                                                                      378            423          1,142          1,071
  Equipment                                                                      337            317          1,009            955
  Other                                                                        1,309          1,310          4,152          3,680
                                                                             -------        -------        -------        -------
      Total operating expenses                                                 5,613          5,472         16,962         15,659
                                                                             -------        -------        -------        -------

        Income before income taxes                                             3,723          3,362         10,794          9,344

 Provision for income taxes                                                    1,275          1,273          3,925          3,468
                                                                             -------        -------        -------        -------

        Net income                                                           $ 2,448        $ 2,089        $ 6,869        $ 5,876
                                                                             =======        =======        =======        =======

---------------------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding, basic                     5,804,096      5,817,667      5,814,641      5,806,509
  Weighted average number of shares outstanding, diluted                   5,827,577      5,858,784      5,843,089      5,848,388
  Net income per share, basic                                                  $0.42          $0.36          $1.18          $1.01
  Net income per share, diluted                                                $0.42          $0.36          $1.18          $1.00
  Cash dividends declared:
    Class A common stock                                                     $0.0800        $0.0500        $0.2200        $0.1500
    Class B common stock                                                     $0.0370        $0.0070        $0.0910        $0.0210

See accompanying Notes to Consolidated Financial Statements.

                                 4 of 14


Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                           Class A  Class B  Additional            Treasury  Treasury      Other         Total
                                           Common   Common    Paid-In    Retained   Stock     Stock    Comprehensive  Stockholders'
Nine months ended September 30,            Stock    Stock     Capital    Earnings   Class A   Class B  Income (Loss)     Equity
                                           -------  -------  ----------  --------  --------  --------  -------------  -------------
                                                                                 (000's)
1998
----
Balance at December 31, 1997               $3,541   $2,327    $10,877    $37,180    ($136)    ($41)        $109         $53,857

Net income                                     --       --         --      5,876       --       --           --           5,876

Other comprehensive income, net of tax:
  Increase in unrealized gain on
    securities available-for-sale              --       --         --         --       --       --          718             718
                                                                                                                        -------
Comprehensive income                                                                                                      6,594

Conversion of Class B common stock to
    Class A common stock, 70,200 shares        71      (71)        --         --       --       --           --              --

Stock options exercised, 27,250 shares         27       --         75         --       --       --           --             102

Cash dividends, Class A common stock,
    $.15 per share                             --       --         --       (533)      --       --           --            (533)

Cash dividends, Class B common stock,
    $.021 per share                            --       --         --        (47)      --       --           --             (47)
                                           ------   ------    -------    -------     ----      ---         ----         -------
Balance at September 30, 1998              $3,639   $2,256    $10,952    $42,476    ($136)    ($41)        $827         $59,973
                                           ======   ======    =======    =======     ====      ===         ====         =======


1999
----

Balance at December 31, 1998               $3,673   $2,227    $10,965    $44,451    ($136)    ($41)       ($ 88)        $61,051

Net income                                     --       --         --      6,869       --       --           --           6,869

Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale              --       --         --         --       --       --       (3,948)         (3,948)
                                                                                                                        -------
Comprehensive income                                                                                                      2,921

Conversion of Class B common stock to
    Class A common stock, 29,420 shares        29      (29)        --         --       --       --           --              --

Stock options exercised, 17,533 shares         18       --         48         --       --       --           --              66

Treasury stock repurchases, 92,300 shares      --       --         --         --   (1,390)      --           --          (1,390)

Cash dividends, Class A common stock,
    $.22 per share                             --       --         --       (805)      --       --           --            (805)

Cash dividends, Class B common stock,
    $.091 per share                            --       --         --       (196)      --       --           --            (196)
                                           ------   ------    -------    -------   ------      ---       ------         -------
Balance at September 30, 1999              $3,720   $2,197    $11,013    $50,319  ($1,526)    ($41)     ($4,036)        $61,646
                                           ======   ======    =======    =======   ======      ===       ======         =======



See accompanying Notes to Consolidated Financial Statements.

                                 5 of 14


Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)                   1999               1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                                    (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 6,869           $  5,876
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                                675                575
      Deferred income taxes                                                                   (681)              (228)
      Net depreciation and amortization                                                      1,384                588
      Increase in accrued interest receivable                                                 (635)            (1,488)
      Increase in other assets                                                                (560)            (1,679)
      Loans originated for sale                                                                 --             (2,532)
      Proceeds from sales of loans                                                             145              3,118
      Gain on sales of loans                                                                    (2)               (47)
      Gain on sales of real estate owned                                                        --                 (7)
      Increase (decrease)  in other liabilities                                              1,982             (2,183)
                                                                                           -------           --------
        Net cash provided by operating activities                                            9,177              1,993
                                                                                           -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                                 56,736             71,214
  Purchase of securities available-for-sale                                                (91,918)           (89,579)
  Proceeds from maturities of securities held-to-maturity                                   52,649             59,787
  Purchase of securities held-to-maturity                                                  (47,730)          (116,309)
  Decrease in payable for investments purchased                                            (17,992)            (6,499)
  Net cash paid for acquired institution                                                        --             (5,786)
  Net increase in loans                                                                    (12,191)            (1,567)
  Proceeds from sales of real estate owned                                                      --                137
  Capital expenditures                                                                        (721)            (1,087)
                                                                                           -------           --------
    Net cash used in investing activities                                                  (61,167)           (89,689)
                                                                                           -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                            (27,499)           (32,197)
  Net (decrease) increase  in demand, savings, money market and NOW deposits               (33,464)             2,058
  Net proceeds from the issuance of common stock                                                66                102
  Treasury stock repurchases                                                                (1,390)                --
  Cash Dividends                                                                            (1,001)              (580)
  Net (decrease) increase in securities sold under agreements to repurchase                 (8,320)             6,700
  Net increase in FHLB borrowings and other borrowed funds                                  95,949             37,153
  Issuance of long term debt                                                                    --             28,750
                                                                                           -------           --------
    Net cash provided by financing activities                                               24,341             41,986
                                                                                           -------           --------
Net decrease in cash and cash equivalents                                                  (27,649)           (45,710)
  Cash and cash equivalents at beginning of year                                            61,019             97,892
                                                                                           -------           --------
  Cash and cash equivalents at end of period                                               $33,370           $ 52,182
                                                                                           =======           ========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                               $18,999           $ 17,665
    Income taxes                                                                             2,567              3,891
  Noncash transactions:
    Property acquired through foreclosure                                                       --           $    130
  Change in unrealized (losses) gains on securities available-for-sale, net of  taxes     ($ 3,948)          $    718


See accompanying Notes to Consolidated Financial Statements.

                                 6 of 14

                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for year ended December 31, 1998.

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

                      ==========================================================



                                     8 of 14

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW For the quarter ended and year-to-date ended September 30, 1999.

                      Earnings for the third quarter ended September 30, 1999 were $2.4 million, an increase of 17.2% when compared with the third quarter 1998 earnings of $2.1 million. Diluted earnings per share for the third quarter 1999 were $0.42 versus $0.36 for the second quarter of 1998. The increase was attributable to balance sheet growth.

                      For the nine months ending September 30, 1999, earnings were $6.9 million an increase of 16.9% when compared with the same period last year earnings of $5.9 million. Diluted earnings per share for the first nine months were $1.18 versus $1.00 for the first nine months of 1998. The increase was attributable to balance sheet growth and the acquisition of Haymarket Cooperative Bank ("Haymarket"). The acquisition took place on June 11, 1998.

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

                      The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modification. The Company's cost of Year 2000 remediation, which includes its cost of converting to its new core processing system, is expected to approach $2.0 million, of which approximately $1.9 million has been incurred. The Company's cost does not include internal costs. The Company expects that the majority of the costs yet to be incurred will be to replace or update existing hardware and software on non-mission critical items, which will be capitalized and amortized in accordance with the Company's existing accounting policy. In most instances, upgrades to computer hardware and software are being made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.


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

FINANCIAL CONDITION

LOANS On September 30, 1999 total loans outstanding, net of unearned discount, were $408.1 million, an increase of 3.1% from the total on December 31, 1998. At September 30, 1999 commercial real estate loans accounted for 47.1% and residential real estate loans accounted for 24.9% of total loans. Construction loans increased to $27.5 million at September 30, 1999 from $21.7 million on December 31, 1998.

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

ALLOWANCE FOR LOAN LOSSES

                      The allowance for loan losses was 1.63% of total loans on September 30, 1999 compared with 1.52% on December 31, 1998. Net charge-offs for the nine month period ended September 30, 1999, were $43 thousand, compared with net recoveries of $29 thousand for the same period in 1998.

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

                                    10 of 14

                      Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------
                                                   (Dollars In Thousands)

                      Nonaccruing loans                $983             $1,281
                      Loans past due 90 days
                        or more                        $170             $  698


                         Nonaccruing loans as a
                           percentage of total loans    .24%               .32%


                      Subsequent to September 30, 1999 there was deterioration with one borrower's credit quality, whose total relationship amounted to $4.1 million. As a result of this deterioration, management has placed this credit to nonaccrual loans during the 4th quarter. As of the date of this filing, the loss exposure on this credit and its potential impact on the provision for loan losses cannot be reasonably estimated.

INVESTMENTS           Management continually evaluates its investment
                      alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.


                                           September 30, 1999  December 31, 1998
                                           ------------------  -----------------
                                                   (Dollars In Thousands)

         SECURITIES AVAILABLE-FOR-SALE
         U.S. Government and
           Agencies                                $192,794           $198,305
         Other Bonds and Equity Securities           16,358              7,232
         Mortgage-backed Securities                  30,167              4,620
                                                   --------           --------

         Total Securities Available-for Sale       $239,319           $210,157
                                                   ========           ========


         SECURITIES HELD-TO-MATURITY
         U.S. Government and
           Agencies                                $ 81,822           $105,823
         Other bonds                                     61                 86
         Mortgage-backed Securities                  72,667             53,966
                                                   --------           --------

         Total Securities Held-to-Maturity         $154,550           $159,875
                                                   ========           ========




                                    11 of 14

                      Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

SECURITIES AVAILABLE-FOR-SALE

                      The securities available-for-sale portfolio totaled $239.3 million at September 30, 1999, an increase of 13.9% from December 31, 1998. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 5.5 years.

SECURITIES HELD-TO-MATURITY

                      The securities held-to-maturity portfolio totaled $154.6 million on September 30, 1999, a decrease of 3.3% from the total on December 31, 1998. The portfolio is concentrated in United States Treasury and Agency securities, including Mortgage Backed Securities and has an estimated weighted average maturity of 7.7 years.

DEPOSITS AND BORROWED FUNDS

                      On September 30, 1999 deposits totaled $582.2 million, representing a 9.5% decrease in total deposits from December 31, 1998. Total deposits declined by $29.2 million or 4.8% from September 30, 1998. Total deposits decreased primarily as a result of the cyclical municipal deposit trends and a reduction in high rate certificates of deposits acquired from Haymarket. Borrowed funds totaled $180.2 million compared to $92.5 million at December 31, 1998. In order to maintain total assets and offset the decline in cyclical demand and time deposits, the Bank increased borrowings from the Federal Home Loan Bank.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                      For the three month period ended September 30, 1999 net interest income totaled $8.2 million, an increase of 4.4% from the comparable period in 1998. For the nine month period ended September 30, 1999 net interest income totaled $24.2 million, an increase of 11.4% from the comparable period in 1998. Interest income was primarily affected positively by the acquisition of Haymarket. The net yield on average earning assets on a fully taxable equivalent basis decreased to 4.09% in the first nine months of 1999 from 4.60% during the same period in 1998. The decrease was mainly attributable to leveraged balance sheet transactions.

PROVISION FOR LOAN LOSSES

                      For the three month period ended September 30, 1999 the loan loss provision totaled $225 thousand compared to $225 thousand for the same period last year. For the nine month period ended September 30, 1999 the loan loss provision totaled $675 thousand compared to $575 thousand for the same period in 1998.

                      Loan loss provision increased due to growth in the loan portfolio. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.52% at September 30, 1998 to 1.63% at September 30, 1999.

                                    12 of 14

                      Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


NON-INTEREST INCOME AND EXPENSE

                      Other operating income for the quarter ended September 30, 1999 was $1.4 million compared to $1.3 million for the third quarter of 1998. Broker commissions increased $100 thousand or 38.8% due to an increase in broker related transactions during the period. For the nine month period ending September 30, 1999 other operating income totaled $4.2 million compared to $3.9 million for the same period in 1998. This was mainly attributable to increased broker commissions which increased $266 thousand or 31%.

                      During the third quarter 1999, operating expenses increased by $141 thousand to $5.6 million or 2.6% from the same quarter last year. Most of the increase was in salaries and employee benefits. For the nine month period ended September 30, 1999 operating expenses totaled $17.0 million compared to $16.0 million for the same period in 1998. Salaries and other employee benefits as well as other operating expenses made up the majority of the increase. The majority of the increase in salaries was caused by an increase in the wage base and personnel costs associated with the acquisition of Haymarket. Other operating expenses increased because of costs associated with the Haymarket purchase and amortization of costs associated with a Trust Preferred Offering, which was issued during May 1998.

INCOME TAXES

                      For the third quarter of 1999, the Company's income taxes totaled $1.3 million on pretax income of $3.7 million for an effective tax rate of 34.2%. For last year's corresponding quarter, the Company's income taxes totaled $1.3 million on pretax income of $3.4 million for an effective rate of 37.9%. For the nine month period ended September 30, 1999 income taxes totaled $3.9 million on a pretax income of $10.8 million for an effective tax rate of 36.4% For last year's corresponding period income taxes totaled $3.5 million on pretax income of $9.3 million for an effective tax rate of 37.1%.


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