Form 10-K
period 1999-12-31
CENTURY BANCORP INC
filed 2000-03-28
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended   DECEMBER 31,1999

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number           0-15752

                              CENTURY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                                04-2498617
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification number)

  400 MYSTIC AVENUE, MEDFORD, MA                               02155
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number including area code:         (781) 391-4000

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 2000:

                                   $4,762,714

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 29,2000:

             CLASS A COMMON STOCK, $1.00 PAR VALUE 3,516,500 SHARES CLASS B COMMON STOCK, $1.00 PAR VALUE 2,161,900 SHARES

                              CENTURY BANCORP INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                     PART I
                                     ------

ITEM 1      BUSINESS                                                   1-15

ITEM 2      PROPERTIES                                                   16

ITEM 3      LEGAL PROCEEDINGS                                            16

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

                                     PART II
                                     -------

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                      16-17

ITEM 6      SELECTED FINANCIAL DATA                                      17

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                         17

ITEM 7a     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK                                                         17

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  17

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                      17

                                  PART III
                                  --------

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        43-45

ITEM 11     EXECUTIVE COMPENSATION AND OTHER INFORMATION              45-49

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                             50

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               51

                                  PART IV
                                  -------

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K                                        51

                                 SIGNATURES                              52
                                 ----------

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY


Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the "Company"), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the "Bank"): Century Bank and Trust Company formed in 1969. The Company had total assets of $925.5 million on December 31, 1999. The Company presently operates 16 banking offices in 15 cities and towns in Massachusetts ranging from Braintree to Peabody. The Banks' customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

On June 11, 1998, the Company acquired Haymarket Co-operative Bank ("Haymarket"), headquartered in Boston, Massachusetts, and merged Haymarket into the Bank. The purchase price paid by the Company to the shareholders of Haymarket was $21.1 million in cash and the transaction was accounted for using the purchase method of accounting. The results of operations include the effect of the Haymarket acquisition for the 203 day period beginning June 12, 1998.

In May 1998, the Company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company is using the proceeds for general business purposes.

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, and individuals. It makes commercial loans, real estate and construction loans, consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market.

The Company emphasizes service to small and medium-sized businesses and retail customers in its market area. It provides business and consumer deposit services and makes commercial loans, real estate and construction loans and consumer loans. The Company provides full service brokerage services through Century Financial Services, in conjunction with Commonwealth Equities.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------

                                                          1999                                    1998
                                                          ----                                    ----

                                            Average     Interest       Rate        Average    Interest       Rate
                                            Balance     Income (1)     Earned (1)  Balance    Income (1)     Earned (1)
                                            -------     ----------     ----------  -------    ----------     ----------
                                                                  (Dollars In Thousands)
Assets

Interest-earning assets:
Loans(2)                                   $ 405,794     $  35,720       8.80%    $ 358,498   $  33,461        $9.33%

Securities available-for-sale:
      Taxable                                229,015        13,441       5.87%      138,104       8,314         6.02%
      Tax-exempt                                 724            34       4.70%          808          47         5.82%

Securities held-to-maturity:
      Taxable                                157,696         9,261       5.87%      137,238       8,610         6.27%
      Tax-exempt                                  10             1      10.00%           21           3        14.29%

 Federal funds sold                            7,786           385       4.94%       28,241       1,516         5.37%
 Interest bearing deposits
    in other banks                                67             3       4.48%          571          44         7.71%
                                           ---------     ---------     ------     ---------   ---------        -----


    Total interest-earning assets             801,092        58,845       7.35%      663,481      51,995        7.84%
                                                         ----------    ------                 ----------       -----

 Non  interest-earning assets                 65,903                                 61,421

 Allowance for loan losses                    (6,494)                                (5,452)
                                           ---------                              ---------
           Total assets                    $ 860,501                              $ 719,450
                                           =========                              =========

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------

                                                              1997
                                                              ----

                                              Average        Interest        Rate
                                              Balance        Income (1)      Earned (1)
                                              -------       ----------      ----------
                                                      (Dollars In Thousands)
Assets

Interest-earning assets:
Loans(2)                                      $304,147         $28,479         9.36%

Securities available-for-sale:
      Taxable                                   82,069           5,054         6.16%
      Tax-exempt                                 1,327              80         6.03%

Securities held-to-maturity:
      Taxable                                  109,458           7,047         6.44%
      Tax-exempt                                    33               3         9.09%

 Federal funds sold                             12,864             706         5.49%
 Interest bearing deposits
    in other banks                                  36               1         2.78%
                                            ----------      ----------
    Total interest-earning assets              509,934          41,370         8.11%
                                                            ----------    ----------

 Non interest-earning assets                    61,305

 Allowance for loan losses                      (4,412)
                                            ----------
           Total assets                       $566,827
                                            ==========

-------------------------------------------------------------------------------
 (1) On a fully taxable equivalent basis calculated using a federal tax rate of 35%.
 (2) Nonaccrual loans are included in average amounts outstanding.

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------

                                                                      1999                                  1998
                                                                      ----                                  ----

                                                  Average   Interest Income   Rate Earned    Average   Interest Income   Rate Earned
                                                  Balance    /Expense (1)      /Paid (1)     Balance      /Expense (1)    /Paid (1)
                                                  -------    ------------      ---------     -------    ------------      ---------
                                                                            (Dollars In Thousands)
Liabilities and Stockholders'
    Equity

 Interest-bearing deposits:
   NOW accounts                                   $116,753      $ 2,541          2.18%       $110,066      $  2,745            2.49%
   Savings accounts                                 58,733        1,283          2.18%         56,802         1,422            2.50%
   Money market accounts                            82,292        2,149          2.61%         77,930         2,255            2.89%
   Time deposits                                   228,157       11,326          4.96%        213,861        11,445            5.35%
                                                   -------      -------                      --------      --------
         Total interest-bearing
            deposits                               485,935       17,299          3.56%        458,659        17,867            3.90%

 Securities sold under
     agreements to repurchase                       48,782        1,863          3.82%         36,953         1,574            4.26%

 Other borrowed funds and Long Term Debt           114,593        7,122          6.22%         38,293         2,574            6.72%
                                                   -------      -------                       --------      --------

      Total interest-bearing
        liabilities                                649,310       26,284          4.05%        533,905        22,015            4.12%
                                                                -------      --------                      --------       ----------
 Non interest-bearing
     liabilities
          Demand deposits                          138,493                                    119,802
          Other liabilities                         11,088                                      8,204
                                                   -------                                   --------
                  Total liabilities                798,891                                    661,911
Stockholders' equity                                61,610                                     57,539
                                                   -------                                   --------
    Total liabilities &
        stockholders' equity                      $860,501                                   $719,450
                                                  ========
Net interest income(1)                                          $32,561                                    $ 29,980
                                                                =======                                    ========
Net interest spread                                                               3.30%                                        3.72%
                                                                               =======                                    =========
Net yield on earnings assets                                                      4.07%                                        4.52%
                                                                               =======                                    =========


                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------

                                                                              1997
                                                                              ----

                                                         Average      Interest Income          Rate Earned
                                                         Balance       /Expense (1)             /Paid (1)
                                                         -------       ------------             ---------
                                                                       (Dollars In Thousands)
Liabilities and Stockholders'
    Equity

 Interest-bearing deposits:
   NOW accounts                                        $ 91,938           $  2,561                 2.79%
   Savings accounts                                      55,911              1,433                 2.56%
   Money market accounts                                 66,936              1,888                 2.82%
   Time deposits                                        155,607              8,474                 5.45%
                                                    -----------        -----------
         Total interest-bearing
            deposits                                    370,392             14,356                 3.88%

 Securities sold under
     agreements to repurchase                            24,994              1,075                 4.30%

 Other borrowed funds and Long Term Debt                  7,908                491                 6.21%
                                                    -----------       ------------

      Total interest-bearing
        liabilities                                     403,294             15,922                 3.95%
                                                                      ------------           -----------
 Non interest-bearing
     liabilities
          Demand deposits                               105,417
          Other liabilities                               7,787
                                                    -----------
                  Total liabilities                     516,498
Stockholders' equity                                     50,329
                                                    -----------

    Total liabilities &
        stockholders' equity                        $   566,827
                                                    ===========
Net interest income(1)                                                   $    25,448
                                                                         ===========
Net interest spread                                                                                4.16%
                                                                                           ============
Net yield on earnings assets                                                                       4.99%
                                                                                           ============

-------------------------------------------------------------------------------
(1) On a fully taxable equivalent basis calculated using a federal tax rate of 35%.

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

Net interest income improved in 1999. Interest income was affected positively by higher loan volume, primarily as a result of the Haymarket acquisition. Much of the Company's earning assets were repriced to improve their respective returns. Interest expense rose primarily because of a higher level of borrowed funds. Interest income on securities increased primarily because of volume.







                                                              Year Ended December 31,
                                                              -----------------------

                                   1999 Compared with 1998                     1998 Compared with 1997
                                   Increase/(Decrease)                         Increase/(Decrease)
                                   Due to Change in                            Due to Change in
                                   ----------------                            ----------------

                                                                   Total                                    Total
                                   Average         Average       Increase      Average       Average       Increase
                                   Balance         Rate         (Decrease)     Balance       Rate         (Decrease)
                                   -------         ----         ----------     -------       ----         ----------

                                                                  (In Thousands)
 Interest income:
 Loans                              $  4,239      $ (1,980)     $  2,259      $  5,073      $    (91)     $  4,982
 Securities available-for-sale:
  Taxable                              5,341          (214)        5,127         3,376          (116)        3,260
  Tax-exempt                              (5)           (8)          (13)          (30)           (3)          (33)
 Securities held-to-maturity:
  Taxable                              1,226          (575)          651         1,747          (183)        1,564
  Tax-exempt                              (1)           (1)           (2)           (1)            1            (0)
 Federal funds sold                   (1,020)         (111)       (1,131)          826           (16)          810
 Interest-bearing deposits
   in other banks                        (28)          (13)          (41)           40             2            42
                                    --------      --------      --------      --------      --------      --------
   Total interest income               9,752        (2,902)        6,850        11,031          (406)       10,625
                                    --------      --------      --------      --------      --------      --------
Interest expense:
 Deposits:
   NOW accounts                          160          (364)         (204)          470          (286)          184
   Savings accounts                       47          (186)         (139)           23           (34)          (11)
   Money market accounts                 122          (228)         (106)           19           348           367
   Time deposits                         738          (857)         (119)        2,980            (9)        2,971
                                    --------      --------      --------      --------      --------      --------
   Total interest-bearing
    deposits                           1,067        (1,635)         (568)        3,492            19         3,511
 Securities sold under
  agreements to repurchase               464          (175)          289           509           (10)          499

 Other borrowed funds
  and long term debt                   4,756          (208)        4,548         2,040            43         2,083
                                    --------      --------      --------      --------      --------      --------
 Total interest expense                6,288        (2,019)        4,269         6,041            52         6,093
                                    --------      --------      --------      --------      --------      --------
 Change in net interest income      $  3,464      $   (883)     $  2,581      $  4,990      $    505      $  4,532
                                    ========      ========      ========      ========      ========      ========

LENDING ACTIVITIES

The following summary shows the composition of the loan portfolio at the dates indicated.


                                                         December 31,
                                                         ------------

                                              1999                    1998                    1997
                                              ----                    ----                    ----

                                                   Percent                Percent                  Percent
                                      Amount       of Total    Amount     of Total      Amount     of Total
                                      ------       --------    ------     --------      ------     --------
                                                              (Dollars In Thousands)

Construction and land development     $ 21,682       5.1%     $ 21,691       5.5%     $  7,549       2.4%
Commercial and industrial               77,166      18.3        64,822      16.4        50,560      16.0
Industrial revenue bonds                   190       0.0         1,034       0.2         2,693       0.9
Commercial real estate                 209,332      49.5       187,285      47.3       140,270      44.3
Residential real estate                 82,968      19.6        87,518      22.1        76,385      24.1
Consumer                                11,678       2.8        14,355       3.6        19,254       6.1
Home equity                             19,227       4.5        18,839       4.8        19,031       6.0
Overdrafts                                 482       0.1           359       0.1           648       0.2
                                      --------     -----      --------     -----      --------     -----
Loans(net of unearned
      discount)                       $422,725     100.0%     $395,903     100.0%     $316,390     100.0%
                                      ========     =====      ========     =====      ========     =====


                                                     December 31,
                                                     ------------

                                              1996                    1995
                                              ----                    ----

                                                 Percent                    Percent
                                       Amount   of Total      Amount        of Total
                                       ------   --------      ------        --------
                                                    (Dollars In Thousands)
Construction and land development     $  3,576       1.2%     $  1,444         0.5%
Commercial and industrial               41,006      14.2        37,811        13.2
Industrial revenue bonds                 3,030       1.1         3,362         1.2
Commercial real estate                 133,757      46.4       130,173        45.6
Residential real estate                 76,638      26.6        82,132        28.8
Consumer                                12,749       4.4         9,243         3.2
Home equity                             17,330       6.0        21,130         7.4
Overdrafts                                 194       0.1           143         0.1
                                      --------     -----      --------       -----
Loans(net of unearned
      discount)                       $288,280     100.0%     $285,438       100.0%
                                      ========     =====      ========       =====

The following table summarizes the remaining maturity distribution of certain components of the Company's loan portfolio at December 31, 1999. The table excludes loans secured by one-to-four family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.





                                        Remaining Maturities of Selected Loans at December 31, 1999
                                        -----------------------------------------------------------

                                          One Year        One to Five         Over
                                          or Less            Years         Five Years         Total
                                          -------            -----         ----------         -----
                                                                  (In Thousands)
Construction and land development         $ 18,311         $  2,870         $    500         $ 21,682
Commercial and industrial                   50,900           23,114            3,156           77,167
Industrial revenue bonds                       190                0                0              190
Commercial real estate                      65,339          133,674           10,320          209,332
                                          --------         --------         --------         --------
  Total                                   $134,740         $159,657         $ 13,974         $308,371
                                          ========         ========         ========         ========

The following table indicates the rate variability of the above loans due after one year.

                                                         December 31, 1999
                                                         -----------------
                                             One to Five         Over
                                               Years          Five Years        Total
                                               -----          ----------        -----
                                                             (In Thousands)
Predetermined interest rates                  $132,434         $ 11,668         $144,102
Floating or adjustable interest rates           27,223            2,306           29,530
                                              --------         --------         --------
  Total                                       $159,657         $ 13,974         $173,631
                                              ========         ========         ========

Individual loan officers have designated lending authorities established by the Board of Directors, with larger loans requiring a second approval. The Bank has an Executive Committee of its Board of Directors which meets monthly and reviews all credits above a specified size. In addition, the Company has an Executive Management Committee which meets monthly and monitors the Company's lending policies and practices. The members of the Executive Management Committee are:
Marshall M. Sloane, Chairman, President and CEO; Jonathan G. Sloane, Executive Vice President; Paul V. Cusick, Jr., Vice President and Treasurer; all of the Company, and David B. Woonton, Paul A. Evangelista and William J. Sloboda, all Executive Vice Presidents of the Bank.

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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Banks's market area which generally includes Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long-term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This compliments the above C&I emphasis placed on the operating business entities and will be continued. The regional economic environment impacts on the risk to both non-residential and residential mortgages. This environment has improved over the recent period. Together the above factors have stabilized many sections of the regional market.

Residential real estate (1-4 family) includes two categories of loans. Approximately $15 million of loans are classified as "Commercial and Industrial" type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. The collateral position notwithstanding, this category of loans shares similar risk characteristics as the C&I loans. The balance of loans in this category are mostly 1-4 family residential properties located in the Bank's market area. General underwriting criteria are largely the same as those used by Fannie Mae but normally only one or three year adjustable interest rates are used. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a "First Time Homebuyer" product to encourage new home ownership. Residential real estate loan volume has declined but nonetheless remains a core consumer product. The economic environment impacts the risks associated with this category. In the recent period, the environment has improved, and the market has generally been stable. Declining interest rates could negatively impact the interest rate risk on adjustable interest rate loans as they are repriced in the future.

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

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. At December 31, 1999, the Company was obligated to advance a total of $10.8 million to complete projects under construction.

At December 31, 1999, approximately 49.5% of the Company's loan portfolio consisted of commercial real estate loans. Construction loans had increased to 5.1% of the Company's outstanding loans.

At December 31, 1999, the Company's residential mortgage loans amounted to $83.0 million. The Company's consumer loan portfolio amounted to $30.9 million at December 31, 1999, primarily consisting of home equity loans of $19.2 million and personal lines of credit, motor vehicle loans and other installment loans of $11.7 million.

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

The following table summarizes the Company's nonperforming assets at the dates indicated.

                                                                     December 31,
                                                                     ------------
                                         1999           1998             1997            1996            1995
                                         ----           ----             ----            ----            ----
                                                               (Dollars in Thousands)
Loans on nonaccrual                     $4,621          $1,281          $1,705          $2,140          $3,751
Loans not included above
   which are nonperforming
   troubled debt restructurings            -0-             -0-             -0-             -0-           1,457
Other real estate owned, net               -0-             -0-             -0-             182             845
                                        ------          ------          ------          ------          ------
     Total nonperforming assets         $4,621          $1,281          $1,705          $2,322          $6,053
                                        ======          ======          ======          ======          ======
Percentage of nonperforming
   assets to total loans and
   other related assets                   1.09%           0.32%           0.54%           0.81%           2.12%
                                        ======          ======          ======          ======          ======


The higher level of nonperforming assets for 1999, reflects the deterioration of one borrower's credit quality, with whom the Company has a total relationship of $4.1 million. Management placed this credit to nonaccrual status during the fourth quarter of 1999.

The lower level of nonperforming assets in 1998 resulted from a reduction in new additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans and sales of other real estate owned (OREO).

In addition to the above, the Company is monitoring closely $9.7 million of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate properties experiencing higher than expected vacancies and lower than expected rental revenue. While the properties are considered to have adequate value to cover the loan balances at December 31, 1999, such values can fluctuate with changes in the economy and the real estate market.

There were no impaired loans with specific reserves at December 31, 1999 and 1998 because, in the opinion of management, none required a specific reserve. All impaired loans have been measured using the fair value of the collateral method.

The following table summarizes the Company's loans past due 90 days or more and still accruing and impaired loans at the dates indicated.





                                                               December 31,
                                                               ------------
                                    1999           1998           1997           1996           1995
                                    ----           ----           ----           ----           ----
                                                          (Dollars in Thousands)
Loans past due 90 days or
   more and still accruing         $  188         $  698         $    7         $  192         $   87
Impaired loans                     $6,019         $2,992         $3,515         $3,055         $3,356


The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company's allowance for loan losses for the years indicated.

                                                                      Year Ended December 31,
                                                 1999            1998               1997             1996              1995
                                                 ----            ----               ----             ----              ----
                                                                    (Dollars in Thousands)
Year end loans outstanding
  (net of unearned discount)                $ 422,724          $ 395,903         $ 316,390         $ 288,280         $ 285,438
                                            =========          =========         =========         =========         =========

Average loans outstanding
  (net of unearned discount)                $ 405,794          $ 358,498         $ 304,147         $ 281,943         $ 279,555
                                            =========          =========         =========         =========         =========
Balance of allowance for
  loan losses at
  beginning of year                         $   6,022          $   4,446         $   4,179         $   4,193         $   4,239
                                            ---------          ---------         ---------         ---------         ---------

Loans charged-off:
  Commercial                                       81                316                25                 2                 2
  Construction and land development                 0                  0                 0                 0                 0
  Commercial real estate                           61                 21                48               380             1,144
  Residential real estate                          14                  0               363               801               551
  Consumer                                        315                506               253               120               131
                                            ---------          ---------         ---------         ---------         ---------
Total loans charged-off                           471                843               689             1,303             1,828
                                            ---------          ---------         ---------         ---------         ---------
Recoveries of loans previously
   charged-off:
  Commercial                                      197                 21                76                78                39
  Real estate                                     393                367               162               163               134
  Consumer                                         30                 37                58                28                49
                                            ---------          ---------         ---------         ---------         ---------
     Total recoveries of loans
      previously charged-off                      620                425               296               269               222
                                            ---------          ---------         ---------         ---------         ---------
     Net loan recoveries charged-off             (149)               418               393             1,034             1,606
                                            ---------          ---------         ---------         ---------         ---------
  Additions to allowance charged to
    operating expense                           1,475                800               660             1,020             1,560
  Acquired allowance                                0              1,194                --                --                --
                                            ---------          ---------         ---------         ---------         ---------
  Balance at end of year                    $   7,646          $   6,022         $   4,446         $   4,179         $   4,193
                                            =========          =========         =========         =========         =========
  Ratio of net charge-offs during
    the year to average loans
    outstanding                                 (0.04%)             0.12%              .13%              .37%              .57%
                                            =========          =========         =========         =========         =========
  Ratio of allowance for
    loan losses to loans
    outstanding                                  1.81%              1.52%             1.41%             1.45%             1.47%
                                            =========          =========         =========         =========         =========


The provision for 1999 remains above historical levels. The increase for 1999, reflects increased provisions associated with the deterioration of one borrower's credit quality with whom the Company has a total relationship of $4.1 million. Management placed this credit to nonaccrual status during the fourth quarter of 1999. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. At December 31, 1999 nonperforming assets were $4.6 million or 1.09% of loans and related assets.

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

                                                              1999                              1998                           1997
                                                              ----                              ----                           ----

                                                        Percent of                        Percent of                     Percent of
                                                          loans in                          loans in                       loans in
                                                     each category                     each category                  each category
Balance at end of                                         to total                          to total                       to total
period applicable to                     Amount              loans         Amount              loans        Amount            loans
                                         ------              -----         ------              -----        ------            -----
                                                                   (Dollars In Thousands)
Construction and land development        $  441                5.1%        $  361                5.5%       $  14               2.4%
Commercial and industrial                 2,846               18.3            912               16.4           71              16.0
Industrial revenue bonds                      1                0.0              6                0.2            17              0.9
Commercial real estate                    2,951               49.5          2,737               47.3         2,138             44.3
Residential real estate                     867               19.6          1,296               22.1           846             24.1
Consumer                                    325                2.8            508                3.6           402              6.1
Home equity                                 209                4.5            197                4.8           214              6.0
Overdrafts                                    6                0.1              5                0.1             9              0.2
                                         ------              -----         ------              -----        ------            -----
                                         $7,646              100.0%        $6,022              100.0%       $4,446            100.0%
                                         ======              =====         ======              =====        ======            =====

                                                                1996                            1995
                                                                ----                            ----

                                                          Percent of                      Percent of
                                                            loans in                        loans in
                                                       each category                   each category
Balance at end of                                           to total                        to total
period applicable to                      Amount              loans        Amount              loans
                                          ------              -----        ------              -----
                                                       (Dollars In Thousands)
Construction and land development         $   48                1.2%       $   21                0.5%
Commercial and industrial                    660               14.2           595               13.2
Industrial revenue bonds                      17                1.1            23                1.2
Commercial real estate                     2,201               46.4         2,095               45.6
Residential real estate                      830               26.6         1,031               28.8
Consumer                                     233                4.4           228                3.2
Home equity                                  187                6.0           198                7.4
Overdrafts                                     3                0.1             2                0.1
                                          ------              -----        ------              -----
                                          $4,179              100.0%       $4,193              100.0%
                                          ======              =====        ======              =====

Investment Activities

The following table sets forth certain information regarding the Company's investment portfolio. Dollar amounts reflect carrying values. At December 31, 1999, the market value of securities available-for-sale was $255.0 million compared to the amortized cost of $263.7 million for such securities. At December 31, 1999, the market value of securities held-to-maturity was $146.6 million, compared to the amortized cost of $152.6 million of such securities.

                                                                 Securities available-for-sale       Securities held-to-maturity
                                                                          December 31,                        December 31,
                                                                --------------------------------    --------------------------------
                                                                  1999        1998        1997        1999        1998        1997
                                                                --------    --------    --------    --------    --------    --------
                                                                        (In Thousands)                      (In Thousands)
Balance at end of
period applicable to
U.S. Government and Agencies                                    $238,778    $202,925    $ 84,763    $127,719    $159,789    $107,117
Obligations of states and political
 subdivision                                                         250           0         750           0          11          22
 Other                                                            15,947       7,232       3,677      24,880          75       2,100
                                                                --------    --------    --------    --------    --------    --------
                                                                $254,975    $210,157    $ 89,190    $152,599    $159,875    $109,239
                                                                ========    ========    ========    ========    ========    ========

The following table sets forth the maturities of the Company's investment securities on the basis of their carrying values at December 31, 1999 and the weighted average yields of securities, which are based on amortized cost, calculated on a fully taxable equivalent basis.

                                                                Securities Available-for-Sale
                         ---------------------------------------------------------------------------------------------------------
                                                   After One             After Five
                               Within              But Within            But Within               After
                              One Year             Five Years             Ten Years             Ten Years              Total
                          Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield
                         --------     ----     --------     ----     --------     ----     --------     ----     --------     ----
                                                                             (Dollars In Thousands)
U.S Government and
  Agencies               $  5,158     6.20%    $195,402     5.89%    $ 10,596     6.34%    $ 27,623     6.30%    $238,779     5.96%
Obligations of states
  and political
  subdivisions                250     3.38%           0     0.00%           0     0.00%           0     0.00%         250     3.38%
Other                           0     0.00%         500     6.96%           0     0.00%      15,446     6.55%      15,946     6.56%
                         --------              --------              --------              --------              --------

                         $  5,408     6.07%    $195,902     5.89%    $ 10,596     6.34%    $ 43,069     6.39%    $254,975     6.00%
                         ========     ====     ========     ====     ========     ====     ========     ====     ========     ====

                                                                Securities Held-To-Maturity
                         ---------------------------------------------------------------------------------------------------------
                                                   After One             After Five
                               Within              But Within            But Within               After
                              One Year             Five Years             Ten Years             Ten Years              Total
                          Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield
                         --------     ----     --------     ----     --------     ----     --------     ----     --------     ----
                                                                             (Dollars In Thousands)

U.S Government and
  Agencies               $  1,850     6.16%    $66,975     5.92%     $ 13,999     5.96%    $ 44,895     6.58%    $127,719      6.16%
Obligations of states
  and political
  subdivisions                  0     0.00%          0     0.00%            0     0.00%           0     0.00%           0      0.00%
Other                          25     4.00%         25     5.50%            0     0.00%      24,830     6.50%      24,880      6.50%
                         --------              -------               --------              --------              --------

                         $  1,875     6.13%    $67,000     5.92%     $ 13,999     5.96%    $ 69,725     6.55%    $152,599      6.21%
                         ========     ====     =======     ====      ========     ====     ========     ====     ========      ====

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

Interest rates on deposits are set bi-monthly by the Bank's rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

The following table shows the average amount of, and average interest rate paid on, various categories of deposits during the years indicated.

                                               1999                   1998                   1997
                                        ------------------------------------------------------------------
                                                             (Dollars In Thousands)
                                                     Average                Average                 Average
                                                    Interest               Interest                Interest
                                        Average       Rate    Average        Rate     Average        Rate
                                         Amount       Paid    Amount         Paid      Amount        Paid
                                        --------      ----    -------        ----     --------       ----
Interest-bearing deposits:
NOW accounts                            $116,753      2.18%  $110,066        2.49%    $ 91,938       2.79%
Savings accounts                          58,733      2.18%    56,802        2.50%      55,911       2.56%
Money market accounts                     82,292      2.61%    77,930        2.89%      66,936       2.82%
Time deposits of $100,000 or more         64,699      5.05%    60,895        5.37%      35,939       5.14%
Other time deposits                      163,459      4.93%   152,966        5.34%     119,668       5.54%
                                        --------              -------                 --------

Total interest-bearing deposits          485,936      3.56%   458,659        3.90%     370,392       3.88%

Non interest-bearing demand deposits     138,492              119,802                  105,417
                                        --------              -------                 --------


Total average deposits                  $624,428      2.77%   $578,46        3.09%    $475,809       3.02%
                                        ========    ======   ========     =======     ========     ======

Total deposits at December 31, 1999, amounted to $644 million, including $122 million of time deposits of $100,000 or more. Traditionally, the Company experiences a decline in deposits during the first and third quarters of each year because of the deposit cycles of certain of its customers, notably municipalities.

The Company's time certificates of deposit in amounts of $100,000 or more at December 31, 1999 mature as follows.

                                                  (In Thousands)
Three months or less                                  $86,707
Three through six months                               19,049
Six through twelve months                              12,842
Over twelve months                                      3,071
                                                     --------
                                                     $121,769
                                                     ========

BORROWED FUNDS AND LONG TERM DEBT

The Company sells securities under repurchase agreements and enters into other borrowings to obtain funds to support asset growth. Pertinent data relating to borrowed funds and long term debt is presented below.

                                                  1999             1998             1997
                                                --------         --------         --------
                                                          (Dollars In Thousands)
Securities sold under agreements to repurchase:

Amount outstanding at year end                  $ 59,480         $ 57,690         $ 32,850
Weighted average interest rate
  at end of year                                    3.68%            3.53%            4.49%
Maximum amount outstanding at
  any month end during year                     $ 59,480         $ 57,690         $ 39,060
Daily average amount outstanding
  during year                                   $ 48,782         $ 36,953         $ 24,994
Weighted average interest rate
  during year                                       3.82%            4.26%            4.30%

Other borrowed funds and long term debt:

Amount outstanding at year end                  $146,344         $ 63,596         $ 13,474
Weighted average interest rate
  at end of year                                    6.08%            6.65%            6.96%
Maximum amount outstanding at
  any month end during year                     $159,545         $ 79,377         $ 36,609
Daily average amount outstanding
  during year                                   $114,593         $ 38,293         $  7,908
Weighted average interest rate
  during year                                       6.21%            6.72%            6.21%

Securities sold under agreements to repurchase are primarily over-night demand obligations and are collateralized by U.S. Government and Agency securities. The main reasons for the increase in other borrowed funds and long term debt were leveraged balance sheet transactions and increased borrowings for potential Year 2000 issues.

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

Through Commonwealth Equity Services, Inc., the Bank provides full service securities brokerage services. Registered representatives employed by the Bank offer investment advice, execute transactions and assist customers in financial and retirement planning. Commonwealth Equity Services, Inc., provides research to and supervises representatives in exchange for payment by the Bank for a fixed fee and a share in the commission revenues.

EMPLOYEES

As of December 31, 1999, the Company had 216 full-time and 72 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

FINANCIAL SERVICES MODERNIZATION

On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act ("Gramm-Leach") which significantly altered banking laws in the United States. Gramm Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. As a result of Gramm Leach, many of the depression-era laws which restricted these affiliations and other activities which may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest banks, it must meet certain financial rating or other comparable requirements.

Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

HOLDING COMPANY REGULATION

The Company is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB"), which is responsible for administration of the Holding Company Act. Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the Holding Company Act. As required by the Holding Company Act, the Company files with the FRB an annual report regarding its financial condition and operations, management and intercompany relationships of the Company and the Bank. It is also subject to examination by the FRB and must obtain FRB approval before (i) acquiring direct or indirect ownership or control of more than 5% of the voting stock of any bank, unless it already owns or controls a majority of the voting stock of that bank, (ii) acquiring all or substantially all of the assets of a bank, except through a subsidiary which is a bank, or (iii) merging or consolidating with any other bank holding company. A bank holding company must also give the FRB prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review in 1999.


CAPITAL RATIOS

The regulatory standard for capital adequacy assigns risk factors to asset categories and certain off-balance sheet commitments. The fully-phased in 1992 standard requires a tier-1 capital to risk assets ratio of 4.00% and a total capital to risk assets ratio of 8.00%. At December 31, 1999, the Company's ratios were 16.49% and 19.09%, respectively. The Bank also exceeded these risk-weighted capital measures at December 31, 1999. In addition to these risk based capital requirements, federal banking regulators have leverage guidelines. The minimum leverage requirement is 4% as measured by the ratio of core capital, net of intangible assets, to total assets. At December 31, 1999 the Company's ratio was 9.36%. The Bank also exceeded the leverage requirement at December 31, 1999.

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

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act") generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and operated de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

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

ITEM 2.  PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, and 11 of the 15 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2000 to 2026.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of Security Holders during the fourth quarter of the fiscal year ended December 31, 1999.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Class A Common Stock of the Company is traded on the NASDAQ National Market system. The price range of the Company's Class A common stock since January 1, 1999 is shown on page 18.

                  The shares of Class A Common Stock are not entitled to vote in the election of Company Directors but, in limited circumstances, are entitled to vote as a class on certain extraordinary transactions, including any merger or consolidation (other than one in which the Company is the surviving corporation or one which by law may be approved by the directors without any stockholder vote) or the sale, lease, or exchange of all or substantially all of the property and assets of the Company. Since the vote of a majority of the shares of Class B Common Stock, voting as a class, is required to approve certain extraordinary corporate transactions, the holders of Class B Common Stock have power to prevent any takeover of the Company not approved by them.


         (b) Approximate number of equity security holders as of December 31, 1999.

                                                                       Approximate Number
                             Title of Class                            of Record Holders
                             --------------                            -----------------
                             Class A Common Stock                             332
                             Class B Common Stock                              64

         (c) Under the Company's Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of that paid, if any, from time to time on each share of Class B Common Stock (cont.)

                    The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

                                            Dividends Per Share

                                          Class A          Class B
                                        ----------       ----------
                    1997
                       First quarter    $     .050       $    .0070
                       Second quarter         .050            .0070
                       Third quarter          .050            .0070
                       Fourth quarter         .050            .0070

                    1998
                       First quarter    $     .050       $    .0070
                       Second quarter         .050            .0070
                       Third quarter          .050            .0070
                       Fourth quarter         .060            .0170

                    1999
                       First quarter    $     .060       $    .0170
                       Second quarter         .080            .0370
                       Third quarter          .080            .0370
                       Fourth quarter         .080            .0370

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



ITEM 6.           SELECTED FINANCIAL DATA

                  The information required herein is shown on page 18 and 19.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The information required herein is shown on pages 20 through 23.

ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The information required herein is shown on page 22 and 23.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required herein is shown on pages 24 through 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

Financial Highlights

(dollars in thousands, except share data)            1999               1998               1997
-----------------------------------------------------------------------------------------------
YEAR-END
Total assets                                   $  925,533         $  853,326         $  631,125
Total loans                                       422,725            395,903            316,390
Total deposits                                    643,673            643,425            515,449
Total stockholders' equity                         60,296             61,051             53,857

YEARLY AVERAGES
Total assets                                   $  860,501         $  719,450         $  566,827
Total earning assets                              801,092            663,481            509,934
Total securities available-for-sale               229,739            138,912             83,396
Total securities held-to-maturity                 157,706            137,259            109,491
Total loans                                       405,794            358,498            304,147
Total deposits                                    624,428            578,461            475,809
Total borrowed funds                              134,625             56,079             32,902
Total stockholders' equity                         61,610             57,539             50,329

EARNINGS
Net income                                     $    9,105         $    8,105         $    6,823
Net interest income, taxable equivalent            32,561             29,980             25,448
Other operating income                              5,603              5,230              4,994
Operating expenses                                 22,655             21,326             18,600

PERFORMANCE MEASURES
Earnings per share, basic                      $     1.57         $     1.40         $     1.18
Earnings per share, diluted                    $     1.56         $     1.39         $     1.17
Return on average stockholders' equity              14.78%             14.09%             13.56%
Book value per share at December 31            $    10.63         $    10.49         $     9.30
Return on average assets                             1.06%              1.13%              1.20%
Common Share Data
Average shares outstanding, basic               5,791,858          5,806,445          5,772,135
Average shares outstanding, diluted             5,818,633          5,847,444          5,830,910
Shares outstanding at year-end                  5,670,600          5,822,167          5,790,417


PER SHARE DATA
1999, Quarter Ended                           December 31,      September 30,      June 30,        March 31,
-----------------------------------------------------------------------------------------------------------------------------------
Market price range (Class A)
      High                                         $ 18.00           $ 19.438       $ 20.00         $19.625
      Low                                            16.00             17.75          16.75          17.125
Dividends Class A                                     0.08              0.08           0.08            0.06
Dividends Class B                                    0.037             0.037          0.037           0.017

1998, Quarter Ended                           December 31,      September 30,      June 30,        March 31,
-----------------------------------------------------------------------------------------------------------------------------------
Market price range (Class A)
      High                                         $ 20.50           $ 21.75        $ 22.75         $ 23.75
      Low                                            15.00             16.00          20.00          17.875
Dividends Class A                                     0.06              0.05           0.05            0.05
Dividends Class B                                    0.017             0.007          0.007           0.007

Financial Highlights


                                                        1999             1998            1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands except share data)
FOR THE YEAR
Interest income                                  $    58,819       $   51,878      $   41,216      $   38,777      $   35,988
Interest expense                                      26,284           22,015          15,922          15,805          14,686
                                                 ----------------------------------------------------------------------------
   Net interest income                                32,535           29,863          25,294          22,972          21,302
Provision for loan losses                              1,475              800             660           1,020           1,560
                                                 ----------------------------------------------------------------------------
   Net interest income after
     provision for loan losses                        31,060           29,063          24,634          21,952          19,742
Other operating income                                 5,603            5,230           4,994           4,761           4,722
Operating expenses                                    22,655           21,326          18,600          17,874          18,224
                                                 ----------------------------------------------------------------------------
   Income before income taxes                         14,008           12,967          11,028           8,839           6,240
Provision for income taxes                             4,903            4,862           4,205           3,405           1,666
                                                 ----------------------------------------------------------------------------
   Net income                                    $     9,105       $    8,105      $    6,823      $    5,434      $    4,574
                                                 ============================================================================

Average shares outstanding, basic                  5,791,858        5,806,445       5,772,135       5,736,230       5,722,646
Average shares outstanding, diluted                5,818,633        5,847,444       5,830,910       5,818,942       5,831,042
Earnings per share:
   Basic                                         $      1.57       $     1.40      $     1.18      $     0.95      $     0.80
   Diluted                                       $      1.56       $     1.39      $     1.17      $     0.93      $     0.78
Dividend payout ratio                                   15.0%            10.3%           11.1%           10.9%            9.6%

AT YEAR-END
Assets                                           $   925,533       $  853,326      $  631,125      $  560,857      $  531,928
Loans                                                422,725          395,903         316,390         288,280         285,438
Deposits                                             643,673          643,425         515,449         476,135         458,615
Stockholders' equity                                  60,296           61,051          53,857          47,489          42,935
Book value per share                             $     10.63       $    10.49      $     9.30      $     8.25      $     7.50

SELECTED FINANCIAL PERCENTAGES
Return on average assets                                1.06%            1.13%           1.20%           1.01%           0.92%
Return on average stockholders' equity                 14.78%           14.09%          13.56%          12.13%          11.33%
Net yield on average earning assets,
   taxable equivalent                                   4.07%            4.52%           4.99%           4.79%           4.86%
Net (recoveries) charge-offs as a percent of
   average loans                                       (0.04%)           0.12%           0.13%           0.37%           0.57%
Average stockholders' equity to
   average assets                                       7.16%            7.99%           8.88%           8.29%           8.17%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Century Bancorp, Inc. (the "Company") had net income of $9,105,000 for the year ended December 31, 1999, compared with net income of $8,105,000 for year ended December 31, 1998 and net income of $6,823,000 for the year ended December 31, 1997. Basic earnings per share were $1.57 in 1999 compared to $1.40 in 1998 and $1.18 in 1997. Diluted earnings per share were $1.56 in 1999 compared to $1.39 in 1998 and $1.17 in 1997.

Total assets were $925,533,000 at December 31, 1999, an increase of 8.5% from total assets of $853,326,000 on December 31, 1998, which, in turn, were 35.2% higher than total assets of $631,125,000 on December 31, 1997.

On December 31, 1999, stockholders' equity totaled $60,296,000 compared with $61,051,000 on December 31, 1998, and $53,857,000 on December 31, 1997. Book
value increased to $10.63 at December 31, 1999 from $10.49 on December 31, 1998, which had increased from $9.30 on December 31, 1997.

On June 11, 1998, the Company acquired Haymarket Co-operative Bank ("Haymarket"), headquartered in Boston, Massachusetts, and merged Haymarket into the Bank. The purchase price paid by the Company to the shareholders of Haymarket was $21.1 million in cash and the transaction was accounted for using the purchase method of accounting. The results of operations include the effect of the Haymarket acquisition for the 203-day period beginning June 12, 1998.

In May 1998 the company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company is using the proceeds for general business purposes.

YEAR 2000

The Company has completed its assessment of Year 2000 issues and, to date, is not aware of any negative impacts from its own core processing system, third party vendors or major borrowing customers. The Company has developed a plan, budget, and testing strategy and will continue to monitor potential impacts from this issue. The Company relies on its recently converted new core processing system for critical data warehousing and transaction processing. Other, less critical, systems are supported by purchased applications software.

The Company's cost of Year 2000 remediation, which includes its cost of converting to its new core processing system, has approached $2.0 million. The Company's cost does not include internal costs. In most instances, upgrades to computer hardware and software have been made to improve the capacity and performance of the systems as well as to achieve Year 2000 compliance. Maintenance and modification costs will be expensed as incurred.

The costs of the project and the date on which the Company plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

The Bank has also assessed the impact of the Year 2000 issue on its major borrowing customers. The Bank is not aware of any negative impacts from this issue. Borrowers that could have experienced a significant disruption in their business due to a Year 2000 failure were identified. Management has received responses from this identified group and will continue to follow-up throughout the year. Large deposit customers associated with lockbox services were identified and assessed. These customers will continue to be monitored for Year 2000 compliance.

RESULTS OF OPERATIONS

The Company's operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 8.6% in 1999 to $32,561,000 compared with $29,980,000 in 1998. Interest income was affected positively by the acquisition of Haymarket, core balance sheet growth and leveraged balance sheet transactions. Net interest income is affected by the level of interest rates, the ability of the Company's earning assets and deposits to adjust to changes in interest rates and the mix of the Company's earning assets and deposits. The net yield on earning assets on a fully taxable equivalent basis decreased to 4.07% in 1999 from 4.52% in 1998, which had decreased from 4.99% in 1997. The decrease was mainly attributable to leveraged balance sheet transactions and pricing competition in loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Average earning assets were $801,092,000 in 1999, an increase of $137,611,000 or 20.7% from the average in 1998, which was 30.1% higher than the average in 1997. Total average securities, including securities available for sale and securities held to maturity, increased 40.3% to $387,445,000. The increase in securities volume was mainly attributable to both the acquisition of Haymarket and leveraged balance sheet transactions. Haymarket securities and leveraged balance sheet transactions contributed approximately $29,000,000 and $77,000,000 to the Bank's year-to-date average, respectively. This increase in securities volume resulted in higher securities income, which increased 34.0% to $22,725,000. Total average loans increased 13.2% to $405,794,000 after increasing $54,351,000 in 1998. Total loans increased primarily as a result of both the Haymarket acquisition and internal loan growth. The Haymarket acquisition contributed approximately $32,000,000 to average loan growth. The increase in loan volume offset by pricing competition resulted in higher loan income, which increased by 6.8% or $2,259,000 to $35,620,000. Total loan income was $28,353,000 in 1997.

The Company's sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 7.9% in 1999 after increasing by 21.6% in 1998. Deposits increased in 1999 primarily as a result of internal deposit growth. Borrowed funds increased by 140.1% in 1999 following an increase of 70.4% in 1998. The majority of the Company's borrowed funds are borrowings from the Federal Home Loan Bank (FHLB) and retail repurchase agreements. FHLB borrowings contributed approximately $67,000,000 to the Bank's increased year-to-date average, most of which was used as part of a leveraged balance sheet transaction. Interest expense totaled $26,284,000 in 1999, an increase of $4,269,000 or 19.4% from 1998 when interest expense increased 38.3% from 1997. This increase in interest expense is due primarily to leveraged balance sheet transactions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,475,000 in 1999 compared with $800,000 in 1998 and $660,000 in 1997. The increase for 1999, reflects increased provisions associated with the deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million. Management placed this credit to nonaccrual loans during the fourth quarter of 1999. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

The allowance for loan losses was $7,646,000 at December 31, 1999 compared with $6,022,000 at December 31, 1998 and $4,446,000 at December 31, 1997. Expressed
as a percentage of outstanding loans at year-end, the allowance was 1.81% in 1999, 1.52% in 1998 and 1.41% in 1997. The increased ratio, for 1999, reflects increased provisions associated with the previously mentioned deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million.

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

The Company experienced net recoveries in 1999 with net recoveries as a percent of average loans outstanding at 0.04%. The comparable net charge-offs figures for 1998 and 1997 were 0.12% and 0.13%, respectively. Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $4,621,000 on December 31, 1999, compared with $1,281,000 on December 31, 1998.

OTHER OPERATING INCOME

The Company continued to experience good results in its fee-based services in 1999. These fee-based services include deposit related services, lock box processing, and securities brokerage services.

Total other operating income in 1999 was $5,603,000, an increase of $373,000 or 7.1% compared to 1998. This increase followed an increase of $236,000 or 4.9% in 1998, compared to 1997. Service charge income, which continues to be the largest area of other operating income with $1,811,000 in 1999, saw an increase of $11,000 in 1999. Lock box revenues totaled $1,736,000 up $76,000 in 1999, primarily as a result of an increase in the lock box customer base. Brokerage commissions increased to $1,460,000 in 1999 from $1,130,000 in 1998, which saw a slight decrease of $41,000 from 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OPERATING EXPENSES

Total operating expenses were $22,655,000 in 1999 compared to $21,326,000 in 1998 and $18,600,000 in 1997.

Salaries and employee benefits expenses increased by $875,000 or 6.5% in 1999 after increasing 10.8% in 1998. Nearly all of the increase, for 1999 and 1998, was in the salaries category and was caused by an increase in the wage base, increased accruals for incentive compensation, and personnel costs associated with the acquisition of Haymarket.

Occupancy expense increased by $83,000 or 5.7% in 1999. This followed an increase of $182,000 or 14.3% in 1998. Nearly all of the increase, for 1999 and 1998, was because of the acquisition of Haymarket properties and the assumption of Haymarket leases. Equipment expense increased by $41,000 in 1999. Equipment expense increased by $158,000 in 1998 primarily because of increased equipment depreciation associated with the purchase of Haymarket.

Other operating expenses increased by $330,000 in 1999, which followed a $1,072,000 increase in 1998. In 1999 decreases in professional services were more than offset by full year costs associated with purchase of Haymarket, amortization of costs associated with the Trust Preferred Offering and amortization of costs associated with the new core processing system. In 1998 increases were primarily the result of costs associated with the purchase of Haymarket, amortization costs associated with the Trust Preferred Offering, expenses relating to increased professional fees for certain strategic initiatives and amortization costs associated with the new core processing system.

PROVISION FOR INCOME TAXES

Income tax expense was $4,903,000 in 1999, $4,862,000 in 1998 and $4,205,000 in
1997. The effective tax rate was 35.0% in 1999, 37.5% in 1998 and 38.1% in 1997.
The Company is continuing to realize savings in this area as a result of strategic tax savings initiatives.

MARKET RISK AND ASSET LIABILITY MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest on its net interest income using several tools. One measure of the Company's exposures to differential changes in interest rates between assets and liabilities is an interest rate risk management test. This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments.

       ---------------------------------------------------------------------------------------------
       Change in Interest Rates (in Basis Points)     Percentage Change in Net Interest Income (1)
       ---------------------------------------------------------------------------------------------
                             +200                                         1.7%
                             +100                                         0.8%
                             -100                                        (0.9%)
                             -200                                        (1.8%)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $66,528,000 on December 31, 1999 compared with $61,019,000 on December 31, 1998 and $97,892,000 on December 31, 1997. In
each of the three years deposit activity has generally been adequate to support asset activity.

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

CAPITAL ADEQUACY

Total stockholders' equity was $60,296,000 at December 31, 1999, compared with $61,051,000 at December 31, 1998 and $53,857,000 at December 31, 1997. The
decrease in 1999 was due to an increase in net unrealized losses on securities available-for-sale and treasury stock repurchases which were offset by retained earnings less dividends paid. The increase in 1998 was primarily the result of retained earnings less dividends paid. Also, there was a $71,000 increase in 1999, a $120,000 increase in 1998 and a $123,000 increase in 1997 from the execution of certain stock options.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a Tier I capital-to-risk assets ratio of 4.00% and a total capital-to-risk assets ratio of 8.00%. The Company and the Bank exceeded these requirements with a Tier I capital-to-risk assets ratio of 16.49% and 11.36%, respectively, and total capital-to-risk assets ratio of 19.09% and 12.61%, respectively at December 31, 1999. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 1999, the Company and the Bank exceeded this requirement with leverage ratios of 9.36% and 6.44%, respectively.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statement requires an entity to record all derivatives, at fair value, as either assets or liabilities on the balance sheet. The change in a derivative's fair value is to be recorded either in current period earnings or other comprehensive income depending on whether the derivative qualifies for hedge accounting and the hedge classification. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 delays for one year the effective date of SFAS 133, but permits early adoption. The Bank is not planning on adopting the statement early. This statement is not expected to have a material impact on the Bank.

CONSOLIDATED BALANCE SHEETS

December 31,                                                                  1999         1998
--------------------------------------------------------------------------------------------------
(dollars in thousands except share data)
ASSETS

  Cash and due from banks (note 2)                                        $  34,512      $  34,518
  Federal funds sold and interest-bearing deposits in other banks            32,016         26,501
                                                                          ------------------------
      Total cash and cash equivalents                                        66,528         61,019

  Securities available-for-sale, amortized cost $263,690 in 1999
    and $210,290 in 1998 (note 3)                                           254,975        210,157

  Securities held-to-maturity, market value $146,603 in 1999
    and $160,109 in 1998 (notes 4 and 9)                                    152,599        159,875

  Loans, net (note 5)                                                       422,725        395,903
  Less: allowance for loan losses (note 6)                                    7,646          6,022
                                                                          ------------------------
      Net loans                                                             415,079        389,881

  Bank premises and equipment (note 7)                                        9,473          9,646
  Accrued interest receivable                                                 6,624          6,518
  Other assets (note 12)                                                     20,255         16,230
                                                                          ------------------------
      Total assets                                                        $ 925,533      $ 853,326
                                                                          ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Demand deposits                                                         $ 143,280      $ 163,241
  Savings and NOW deposits                                                  152,089        153,207
  Money market accounts                                                      77,729         84,848
  Time deposits (note 8)                                                    270,575        242,129
                                                                          ------------------------
      Total deposits                                                        643,673        643,425

  Securities sold under agreements to repurchase (note 9)                    59,480         57,690
  Other borrowed funds (note 10)                                            117,594         34,846
  Other liabilities                                                          15,740         27,564
  Long term debt (note 10)                                                   28,750         28,750
                                                                          ------------------------
      Total liabilities                                                     865,237        792,275
  Commitments and contingencies (notes 7, 14 and 15)

  Stockholders' equity (note 11):
    Common stock, Class A,
      $1.00 par value per share; authorized 10,000,000 shares;
        issued 3,721,850 shares in 1999 and 3,673,397 in 1998                 3,722          3,673
    Common stock, Class B,
      $1.00 par value per share; authorized 5,000,000 shares;
        issued 2,196,900 shares in 1999 and 2,226,320 in 1998                 2,197          2,227
    Additional paid-in-capital                                               11,017         10,965
    Retained earnings                                                        52,188         44,451
    Treasury stock, Class A, 200,600 shares in 1999 and 30,000 shares
      in 1998, at cost                                                       (3,122)          (136)
    Treasury stock, Class B, 47,550 shares in 1999 and 1998, at cost            (41)           (41)
                                                                          ------------------------
                                                                             65,961         61,139
  Accumulated other comprehensive loss, net of taxes (note 3)                (5,665)           (88)
                                                                          ------------------------
      Total stockholders' equity                                             60,296         61,051
                                                                          ------------------------
        Total liabilities and stockholders' equity                        $ 925,533      $ 853,326
                                                                          ========================


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,                                                    1999           1998           1997
---------------------------------------------------------------------------------------------------------------
(dollars in thousands except share data)
INTEREST INCOME
   Loans                                                               $   35,620     $   33,361     $   28,353
   Securities held-to-maturity                                              9,262          8,612          7,049
   Securities available-for-sale                                           13,463          8,345          5,107
   Federal funds sold and interest-bearing deposits in other banks            474          1,560            707
                                                                       ----------------------------------------
     Total interest income                                                 58,819         51,878         41,216
INTEREST EXPENSE
   Savings and NOW deposits                                                 3,824          4,167          3,994
   Money market accounts                                                    2,149          2,255          1,888
   Time deposits (note 8)                                                  11,326         11,445          8,474
   Securities sold under agreements to repurchase                           1,863          1,574          1,075
   Other borrowed funds and long term debt                                  7,122          2,574            491
                                                                       ----------------------------------------
     Total interest expense                                                26,284         22,015         15,922
                                                                       ----------------------------------------
       Net interest income                                                 32,535         29,863         25,294

Provision for loan losses (note 6)                                          1,475            800            660
                                                                       ----------------------------------------
       Net interest income after provision for loan losses                 31,060         29,063         24,634
OTHER OPERATING INCOME
   Service charges on deposit accounts                                      1,811          1,800          1,791
   Lockbox fees                                                             1,736          1,660          1,467
   Brokerage commissions                                                    1,460          1,130          1,171
   Other income                                                               596            640            565
                                                                       ----------------------------------------
     Total other operating income                                           5,603          5,230          4,994
OPERATING EXPENSES
   Salaries and employee benefits (note 13)                                14,307         13,432         12,120
   Occupancy                                                                1,537          1,454          1,272
   Equipment                                                                1,339          1,298          1,140
   Other (note 16)                                                          5,472          5,142          4,068
                                                                       ----------------------------------------
     Total operating expenses                                              22,655         21,326         18,600
                                                                       ----------------------------------------
       Income before income taxes                                          14,008         12,967         11,028
Provision for income taxes (note 12)                                        4,903          4,862          4,205
                                                                       ----------------------------------------
       NET INCOME                                                      $    9,105     $    8,105     $    6,823
                                                                       ========================================
SHARE DATA (NOTE 11)
   Weighted average number of shares outstanding, basic                 5,791,858      5,806,445      5,772,135
   Weighted average number of shares outstanding, diluted               5,818,633      5,847,444      5,830,910
   Net income per share, basic                                         $     1.57     $     1.40     $     1.18
   Net income per share, diluted                                       $     1.56     $     1.39     $     1.17

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                            Class A     Class B   Additional              Treasury    Treasury
                                            Common      Common      Paid-In   Retained     Stock       Stock
                                             Stock       Stock      Capital   Earnings     Class A     Class B
----------------------------------------------------------------------------------------------------------------
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 1996                  $  3,488   $  2,348    $ 10,786   $ 31,117    $   (136)   $    (41)

Net income                                        --         --          --      6,823          --          --
Other comprehensive income, net of tax:
   Increase in unrealized gains on
   securities available-for-sale,
   net of $129 in taxes                           --         --          --         --          --          --

Comprehensive income
Conversion of Class B common
   stock to Class A common
   stock, 21,200 shares                           21        (21)         --         --          --          --
Stock options exercised,
   31,950 shares                                  32         --          91         --          --          --
Cash dividends, Class A common
   stock $0.20 per share                          --         --          --       (696)         --          --
Cash dividends, Class B common
   stock $0.028 per share                         --         --          --        (64)         --          --
                                            --------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                     3,541      2,327      10,877     37,180        (136)        (41)

Net income                                        --         --          --      8,105          --          --
Other comprehensive income, net of tax:
   Increase in unrealized losses on
   securities available-for-sale,
   net of $102 in taxes                           --         --          --         --          --          --

Comprehensive income
Conversion of Class B common
   stock to Class A common
   stock, 100,200 shares                         100       (100)         --         --          --          --
Stock options exercised,
   31,750 shares                                  32         --          88         --          --          --
Cash dividends, Class A common
   stock $0.21 per share                          --         --          --       (749)         --          --
Cash dividends, Class B common
   stock $0.038 per share                         --         --          --        (85)         --          --
                                            --------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                     3,673      2,227      10,965     44,451        (136)        (41)

Net income                                        --         --          --      9,105          --          --
Other comprehensive income, net of tax:
   Increase in unrealized losses on
   securities available-for-sale,
   net of $3,005 in taxes                         --         --          --         --          --          --

Comprehensive income
Conversion of Class B common
   stock to Class A common
   stock, 29,420 shares                           29        (29)         --         --          --          --
Stock options exercised,
   19,033 shares                                  19         --          52         --          --          --
Treasury stock repurchases,
   170,600 shares                                 --         --          --         --      (2,986)         --
Cash dividends, Class A common
   stock $0.30 per share                          --         --          --     (1,093)         --          --
Cash dividends, Class B common
   stock $0.128 per share                         --         --          --       (276)         --          --
                                            --------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                  $  3,722   $  2,197    $ 11,017   $ 52,188    $ (3,122)   $    (41)
                                            ====================================================================

                                              Accumulated
                                                 Other          Total
                                             Comprehensive   Stockholders'
                                              Income(Loss)      Equity
--------------------------------------------------------------------------
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 1996                     $    (73)       $ 47,489

Net income                                           --           6,823
Other comprehensive income, net of tax:
   Increase in unrealized gains on
   securities available-for-sale,
   net of $129 in taxes                             182             182
                                                               --------
Comprehensive income                                              7,005
Conversion of Class B common
   stock to Class A common
   stock, 21,200 shares                              --              --
Stock options exercised,
   31,950 shares                                     --             123
Cash dividends, Class A common
   stock $0.20 per share                             --            (696)
Cash dividends, Class B common
   stock $0.028 per share                            --             (64)
                                               ------------------------
BALANCE, DECEMBER 31, 1997                          109          53,857

Net income                                           --           8,105
Other comprehensive income, net of tax:
   Increase in unrealized losses on
   securities available-for-sale,
   net of $102 in taxes                            (197)           (197)
                                                               --------
Comprehensive income                                              7,908
Conversion of Class B common
   stock to Class A common
   stock, 100,200 shares                             --              --
Stock options exercised,
   31,750 shares                                     --             120
Cash dividends, Class A common
   stock $0.21 per share                             --            (749)
Cash dividends, Class B common
   stock $0.038 per share                            --             (85)
                                               ------------------------
BALANCE, DECEMBER 31, 1998                          (88)         61,051

Net income                                           --           9,105
Other comprehensive income, net of tax:
   Increase in unrealized losses on
   securities available-for-sale,
   net of $3,005 in taxes                        (5,577)         (5,577)
                                                               --------
Comprehensive income                                              3,528
Conversion of Class B common
   stock to Class A common
   stock, 29,420 shares                              --              --
Stock options exercised,
   19,033 shares                                     --              71
Treasury stock repurchases,
   170,600 shares                                    --          (2,986)
Cash dividends, Class A common
   stock $0.30 per share                             --          (1,093)
Cash dividends, Class B common
   stock $0.128 per share                            --            (276)
                                               ------------------------
BALANCE, DECEMBER 31, 1999                     $ (5,665)       $ 60,296
                                               ========================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                            1999          1998          1997
-----------------------------------------------------------------------------------------------------
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   9,105     $   8,105     $   6,823
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                    1,475           800           660
       Deferred income taxes                                       (1,269)         (434)         (710)
       Net depreciation and amortization                            2,225         1,389           586
       Increase in accrued interest receivable                       (106)       (1,506)          (51)
       Increase in other assets                                      (728)       (3,101)       (1,818)
       Loans originated for sale                                       --        (2,532)       (9,442)
       Proceeds from sales of loans                                   153         3,179        10,507
       Gain on sales of loans                                          (2)          (48)         (137)
       (Gain) loss on sales of other real estate owned                 --            (7)            1
       (Decrease) increase in other liabilities                    (6,331)          (31)        8,405
                                                                -------------------------------------
         Net cash provided by operating activities                  4,522         5,814        14,824
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale       61,312       111,641        30,235
   Purchase of securities available-for-sale                     (114,711)     (179,295)      (37,934)
   Proceeds from maturities of securities held-to-maturity         58,425        89,659        39,013
   Purchase of securities held-to-maturity                        (51,730)     (140,304)      (40,418)
   (Decrease) increase in payable for investments purchased        (5,493)       11,493            --
   Net cash paid for acquired institution                              --        (5,786)           --
   Net increase in loans                                          (26,545)       (5,521)      (29,400)
   Proceeds from sales of real estate owned                            --           137           566
   Capital expenditures                                              (994)         (874)       (1,533)
                                                                -------------------------------------
         Net cash used in investing activities                    (79,736)     (118,850)      (39,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in time deposit accounts                28,667       (31,483)        6,412
   Net (decrease) increase in demand, savings,
     money market and NOW deposits                                (28,198)       33,398        32,902
   Net proceeds from the issuance of common stock                      71           120           123
   Treasury stock repurchases                                      (2,986)           --            --
   Cash dividends                                                  (1,369)         (834)         (760)
   Net increase in securities sold
     under agreements to repurchase                                 1,790        24,840        15,060
   Net increase in FHLB borrowings and other borrowed funds        82,748        21,372         1,121
   Issuance of long term debt                                          --        28,750            --
                                                                -------------------------------------
         Net cash provided by financing activities                 80,723        76,163        54,858
                                                                -------------------------------------
Net increase (decrease) in cash and cash equivalents                5,509       (36,873)       30,211
   Cash and cash equivalents at beginning of year                  61,019        97,892        67,681
                                                                -------------------------------------
   Cash and cash equivalents at end of year                     $  66,528     $  61,019     $  97,892
                                                                =====================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                   $  25,566     $  24,047     $  14,800
     Income taxes                                                   6,911         3,963         4,784
   Noncash transactions:
     Property acquired through foreclosure                      $      --     $     130     $     385
   Change in unrealized (losses) gains
     on securities available-for-sale, net of taxes             $  (5,577)    $    (197)    $     182

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. CASH AND DUE FROM BANKS

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $41,000 at December 31, 1999 and $0 at December 31, 1998.

3. SECURITIES AVAILABLE-FOR-SALE

                                                 DECEMBER 31, 1999                                  December 31, 1998
                                -------------------------------------------------   ------------------------------------------------
                                                GROSS        GROSS      ESTIMATED                   Gross       Gross      Estimated
                                AMORTIZED    UNREALIZED   UNREALIZED      MARKET    Amortized    Unrealized   Unrealized     Market
                                   COST         GAINS       LOSSES        VALUE        Cost         Gains       Losses       Value
---------------------------------------------------------------------------------   ------------------------------------------------
(in thousands)
U.S. Government and Agencies     $247,289     $     10     $  8,521     $238,778     $202,903     $    343     $    323     $202,923
Obligations of states
  and political subdivisions          250           --           --          250           --           --           --           --
FHLB Stock                         13,084           --           --       13,084        4,415           --           --        4,415
Other                               3,067           14          218        2,863        2,972           18          171        2,819
                                 -----------------------------------------------     -----------------------------------------------
                                 $263,690     $     24     $  8,739     $254,975     $210,290     $    361     $    494     $210,157
                                 ===============================================     ===============================================

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $141,679,000 at December 31, 1999 and $53,972,000 at December 31, 1998.

The following tables show the maturity distribution of the Company's securities available-for-sale at December 31, 1999 and 1998:

                                                                DECEMBER 31, 1999
                                    --------------------------------------------------------------------
                                                     OBLIGATIONS
                                        U.S.          OF STATES                                ESTIMATED
                                     GOVERNMENT     AND POLITICAL                                MARKET
                                    AND AGENCIES     SUBDIVISIONS      OTHER        TOTAL        VALUE
--------------------------------------------------------------------------------------------------------
(in thousands)
Within one year                        $  5,170        $    250      $     --      $  5,420    $  5,408
After one but within five years         201,757              --           500       202,257     195,902
After five but within ten years          10,998              --            --        10,998      10,596
More than ten years                      29,363              --            --        29,363      27,623
Non-maturing                                 --              --        15,652        15,652      15,446
                                       ----------------------------------------------------------------
                                       $247,288        $    250      $ 16,152      $263,690    $254,975
                                       ================================================================

                                                                December 31,1998
                                        --------------------------------------------------------------
                                                       Obligations
                                            U.S.        of States                            Estimated
                                         Government    and Political                           Market
                                        and Agencies   Subdivisions     Other      Total        Value
------------------------------------------------------------------------------------------------------
(in thousands)
Within one year                           $ 20,445      $     --      $     --    $ 20,445    $ 20,525
After one but within five years            138,475            --           100     138,575     138,585
After five but within ten years             42,984            --           256      43,240      43,188
More than ten years                            999            --            49       1,048       1,050
Non-maturing                                    --            --         6,982       6,982       6,809
                                          ------------------------------------------------------------
                                          $202,903      $     --      $  7,387    $210,290    $210,157
                                          ============================================================

The weighed average remaining life of investment securities available-for-sale at December 31, 1999 and 1998 was 4.7 years and 4.0 years, respectively. Included in the weighted average remaining life calculation at December 31, 1999 were $132.5 million of U.S. Agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

4. SECURITIES HELD-TO-MATURITY

                                                 DECEMBER 31, 1999                                  December 31, 1998
                                 -----------------------------------------------    ------------------------------------------------
                                                GROSS       GROSS      ESTIMATED                    Gross       Gross      Estimated
                                 AMORTIZED   UNREALIZED   UNREALIZED     MARKET     Amortized    Unrealized   Unrealized     Market
                                   COST         GAINS       LOSSES       VALUE         Cost         Gains       Losses       Value
--------------------------------------------------------------------------------    ------------------------------------------------
 (in thousands)
U.S. Government and Agencies     $127,719     $     --     $  5,036     $122,683     $142,447     $    607     $    275     $142,779
Obligations of states
  and political subdivisions           --           --           --           --           11           --           --
                                                                                                                                  11
Other                              24,880           --          960       23,920       17,417           --           98       17,319
                                 -----------------------------------------------     -----------------------------------------------
                                 $152,599     $     --     $  5,996     $146,603     $159,875     $    607     $    373     $160,109
                                 ===============================================     ===============================================

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $1,999,000 at December 31, 1999 and $11,676,000 at December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following tables show the maturity distribution of the Company's securities held-to-maturity at December 31, 1999 and 1998:


                                                          DECEMBER 31, 1999
                                  --------------------------------------------------------------
                                                 OBLIGATIONS
                                       U.S.       OF STATES                            ESTIMATED
                                   GOVERNMENT   AND POLITICAL                            MARKET
                                  AND AGENCIES  SUBDIVISIONS    OTHER        TOTAL       VALUE
------------------------------------------------------------------------------------------------
(in thousands)
Within one year                     $  1,850     $     --     $     25     $  1,875     $  1,874
After one but within five years       66,975           --           25       67,000       65,172
After five but within ten years       13,999           --           --       13,999       13,253
More than ten years                   44,895           --       24,830       69,725       66,304
Non-maturing                              --           --           --           --           --
                                    ------------------------------------------------------------
                                    $127,719     $     --     $ 24,880     $152,599     $146,603
                                    ============================================================

                                                        December 31, 1998
                                  ---------------------------------------------------------------
                                                Obligations
                                      U.S.       of States                              Estimated
                                   Government   and Political                             Market
                                  and Agencies  Subdivisions    Other        Total        Value
-------------------------------------------------------------------------------------------------
(in thousands)
Within one year                     $  2,006     $     11     $     25     $  2,042     $  2,050
After one but within five years       83,822           --           25       83,847       84,142
After five but within ten years       19,996           --           25       20,021       20,014
More than ten years                   36,623           --       17,342       53,965       53,903
Non-maturing                              --           --           --           --           --
                                    ------------------------------------------------------------
                                    $142,447     $     11     $ 17,417     $159,875     $160,109
                                    ============================================================

The weighted average remaining life of investment securities held-to-maturity at December 31, 1999 and 1998 was 7.2 years and 11.1 years, respectively. Included in the weighted average remaining life calculation at December 31, 1999 were $48.0 million of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

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

The composition of the loan portfolio at December 31, 1999 and 1998 is as follows:

                                                         1999             1998
--------------------------------------------------------------------------------
(in thousands)
Construction and land development                      $ 21,682         $ 21,691
Commercial and industrial                                77,166           64,822
Industrial revenue bonds                                    190            1,034
Commercial real estate                                  209,332          187,285
Residential real estate                                  82,968           87,518
Consumer                                                 11,678           14,355
Home equity                                              19,227           18,839
Overdrafts                                                  482              359
                                                       -------------------------
                                                       $422,725         $395,903
                                                       =========================

At December 31, 1999 and 1998, loans were carried net of discounts of $2,042,000 and $2,399,000, respectively. Included in these amounts at December 31, 1999 and 1998, residential real estate loans were carried net of discounts of $2,021,000 and $2,375,000, respectively, associated with the acquisition of those loans.

The composition of non-accrual loans and impaired loans and troubled debt restructuring agreements is as follows:

                                                              1999         1998
--------------------------------------------------------------------------------
(in thousands)
Loans on non-accrual                                         $4,621       $1,281
  Impaired loans on non-accrual included above               $4,378        1,131
Total recorded investment in impaired loans                  $6,019       $2,992
Average recorded value of impaired loans                     $3,806       $3,048

Loans 90 days past due and still accruing                    $  188       $  698

Interest income on non-accrual loans according to
  their original terms                                       $  463       $  166
Interest income on non-accrual loans
  actually recorded                                          $  331       $   27
Interest income recognized on impaired loans                 $  458       $  142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of impaired loans at December 31, is as follows:

                                                           1999            1998
--------------------------------------------------------------------------------
(in thousands)
Residential real estate:
  1 to 4 family                                           $  341          $  330
  Multi-family                                               702             729
Construction and land development                             --              --
Commercial real estate                                       950           1,662
Commercial and industrial                                  4,026             271
                                                          ----------------------
   Total                                                  $6,019          $2,992
Specific valuation allowance                                  --              --
                                                          ----------------------
   Total impaired loans                                   $6,019          $2,992
                                                          ======================

There were no impaired loans with specific reserves at December 31, 1999 and 1998 and in the opinion of management, none of the above listed impaired loans required a specific reserve. All of the impaired loans listed above have been measured using the fair value of the collateral method.

The Company was servicing mortgage loans sold to others without recourse of approximately $13,111,000 at December 31, 1999 and $16,123,000 at December 31, 1998. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $490,000 at December 31, 1999 and $501,000 at December 31, 1998.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 1999.

                            Balance at                       REPAYMENTS        BALANCE AT
                        December 31, 1998    ADDITIONS     AND DELETIONS   DECEMBER 31, 1999
--------------------------------------------------------------------------------------------
(in thousands)
                             $ 1,265          $ 1,167          $   395           $ 2,037
                             -----------------------------------------------------------

6. ALLOWANCE FOR LOAN LOSSES

                                                1999        1998         1997
--------------------------------------------------------------------------------
(in thousands)
Balance at beginning of year                  $ 6,022      $ 4,446      $ 4,179
Acquired allowance                                 --        1,194           --
Provision charged to operating expense          1,475          800          660
Loans charged-off                                (470)        (843)        (689)
Loan recoveries                                   619          425          296
                                              ---------------------------------
Balance at end of year                        $ 7,646      $ 6,022      $ 4,446
                                              =================================

7. BANK PREMISES AND EQUIPMENT

December 31,                                             1999            1998
-------------------------------------------------------------------------------
(in thousands)
 Land                                                  $  1,839        $  1,839
 Bank premises                                            7,540           6,533
 Furniture and equipment                                 11,144          11,188
 Leasehold improvements                                   1,888           1,888
                                                       ------------------------
                                                         22,411          21,448
 Accumulated depreciation and amortization              (12,938)        (11,802)
                                                       ------------------------
                                                       $  9,473        $  9,646
                                                       ========================

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through the year 2026. Total lease expense approximated $148,000, $111,000 and $85,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1999 were as follows:

                                                      Year              Amount
------------------------------------------------------------------------------
(in thousands)
                                                      2000             $   126
                                                      2001                  89
                                                      2002                  82
                                                      2003                  82
                                                      2004                  82
                                                Thereafter                 523
                                                ------------------------------
                                                                       $   984
                                                ==============================

8. DEPOSITS

Time deposits as of December 31, are as follows:

                                                         1999             1998
--------------------------------------------------------------------------------
(in thousands)
Three months or less                                   $127,752         $ 78,845
Three months through twelve months                      111,283          121,732
Over twelve months                                       31,540           41,552
                                                       -------------------------
                                                       $270,575         $242,129
                                                       =========================

Time deposits in denominations of $100,000 or more totaled $121,769,000 and $71,832,000 at December 31, 1999 and 1998, respectively. Interest expense associated with deposits in denominations of $100,000 or more was $3,497,000, $3,547,000 and $2,251,000 for the years ended 1999, 1998 and 1997, respectively.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                  1999        1998          1997
---------------------------------------------------------------------------------
 (dollars in thousands)
Average rate at December 31,                       3.68%        3.53%        4.49%
Average balance outstanding during the year     $48,782      $36,953      $24,994
Average rate during the year                       3.82%        4.26%        4.30%
Maximum amount outstanding at any month-end     $59,480      $57,690      $39,060
Amount outstanding at December 31,              $59,480      $57,690      $32,850

Amounts outstanding at December 31, 1999, 1998 and 1997 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $62,121,000, $57,654,000 and $32,776,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 1999, 1998 and 1997, respectively. The approximate market value of the collateral at those dates was $59,486,000, $57,626,000 and $32,814,000, respectively.

10. OTHER BORROWED FUNDS AND LONG TERM DEBT

December 31,                                             1999             1998
--------------------------------------------------------------------------------
 (in thousands)
Treasury tax and loan note                             $  2,023         $  1,235
Federal Home Loan Bank-IDEAL Advance                         --            5,000
Federal Home Loan Bank-Advances                         114,375           27,415
Other                                                     1,196            1,196
                                                       -------------------------
                                                       $117,594         $ 34,846
                                                       =========================

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. The Bank borrowed $1,500,000 from the Federal Home Loan Bank in July 1996. The borrowing bears interest at a fixed rate of 7.20%, has a remaining principal balance of $1,375,000 and matures on July 24, 2006. In addition, the bank borrowed ten short-term loans with the Federal Home Loan Bank. These loans total $60,000,000, bear a weighted average interest rate of 5.60% and mature on or before March 22, 2000. Also, the bank borrowed five long-term loans with the Federal Home Loan Bank. These loans total $53,000,000, bear a weighted average interest rate of 5.27% and mature between July 30, 2008 and February 18, 2009.

In May 1998 the Company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30% and mature on June 30, 2029. The Company is using the proceeds primarily for general business purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT


11. STOCKHOLDERS' EQUITY

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

EARNINGS PER SHARE (EPS)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 1999, 1998 and 1997 was an increase of 26,775, 40,999 and 58,775 shares, respectively.

STOCK OPTION PLAN

The common stockholders of the Company approved a stock option plan (the "Option Plan") that provides for granting of options for not more than 150,000 shares of Class A common stock. Under the Option Plan, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plan is administered by the Compensation Committee whose members are ineligible to participate in the Option Plan. Based on management's recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (no more than ten years from the date of grant). Options exercisable at December 31, 1999 totaled 27,750 with a weighted average option price of $3.75.

Information with regard to the stock option plan is as follows:


                                                    Number of        Weighted Average
                                                  Option Shares   Option Price Per Share
----------------------------------------------------------------------------------------
Outstanding at December 31, 1996                     110,483                3.78
Granted                                                   --                  --
Exercised                                            (31,950)               3.84
Cancelled                                                 --                  --
----------------------------------------------------------------------------------------
Outstanding at December 31, 1997                      78,533                3.75
Granted                                                   --                  --
Exercised                                            (31,750)               3.75
Cancelled                                                 --                  --
----------------------------------------------------------------------------------------
Outstanding at December 31, 1998                      46,783                3.75
Granted                                                   --                  --
Exercised                                            (19,033)               3.75
Cancelled                                                 --                  --
----------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1999                      27,750         $      3.75
========================================================================================


A summary of options by maturity is as follows:


Expiring During the                      Number of           Weighted average
Year Ended December 31,                   Shares          Option Price Per Share
--------------------------------------------------------------------------------
2000                                       27,750               $   3.75
================================================================================

The Company measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25. The Company granted no stock options during 1999, 1998 or 1997 and, therefore, no disclosures of proforma net income and earnings per share as if the fair value method had been applied are required. The new disclosures will be provided when additional stock options are granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                     To Be Well Capitalized
                                                                                 For Capital         Under Prompt Corrective
                                                         Actual               Adequacy Purposes         Action Provisions
----------------------------------------------------------------------------------------------------------------------------
                                                  Amount        Ratio       Amount          Ratio     Amount         Ratio
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
As of December 31, 1999:
  Total capital (to risk-weighted assets)        $63,962        12.61%     $ 40,581         8.00%    $ 50,726        10.00%
  Tier I capital (to risk-weighted assets)        57,605        11.36%       20,291         4.00%      30,436         6.00%
  Tier I capital (to 4th qtr. average assets)     57,605         6.44%       35,785         4.00%      44,731         5.00%
As of December 31, 1998:
  Total capital (to risk-weighted assets)        $54,777        11.87%     $ 36,922         8.00%    $ 46,153        10.00%
  Tier I capital (to risk-weighted assets)        49,005        10.62%       18,461         4.00%      27,692         6.00%
  Tier I capital (to 4th qtr. average assets)     49,005         6.08%       32,254         4.00%      40,318         5.00%

12. INCOME TAXES

The current and deferred components of income tax expense for the years ended December 31 are as follows:

                                          1999            1998            1997
--------------------------------------------------------------------------------
(in thousands)
Current expense:
  Federal                               $ 5,883         $ 4,884         $ 3,824
  State                                     289             349           1,091
                                        ---------------------------------------
   Total current expense                  6,172           5,233           4,915
                                        ---------------------------------------
Deferred expense:
  Federal                                (1,269)         (1,001)           (541)
  State                                       0             630            (169)
                                        ---------------------------------------
   Total deferred expense                (1,269)           (371)           (710)
                                        ---------------------------------------

Provision for income taxes              $ 4,903         $ 4,862         $ 4,205
                                        =======================================

Income tax accounts included in other assets and other liabilities at December 31 are as follows:

                                                       1999               1998
-------------------------------------------------------------------------------
(in thousands)
Currently payable                                    $  (373)           $(1,112)
Deferred income tax asset, net                         6,108              1,834
                                                     --------------------------
                                                     $ 5,735            $   722
                                                     ==========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENT


Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 35% for 1999 and 34% for 1998 and 1997 to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

                                             1999          1998          1997
------------------------------------------------------------------------------
(in thousands)
Federal income tax expense
  at statutory rates                       $ 4,903       $ 4,409       $ 3,750
State income taxes, net of Federal
  income tax benefit                           188           646           608
Effect of tax-exempt interest                  (17)          (77)         (102)
Other                                         (171)         (116)          (51)
                                           -----------------------------------
                                           $ 4,903       $ 4,862       $ 4,205
                                           -----------------------------------
Effective Tax Rate                            35.0%         37.5%         38.1%

Management believes that it is more likely than not that the net deferred income tax asset of $6,108,000 at December 31, 1999 will be realized. The federal tax portion of $6,108,000 of the deferred tax asset is supported by the availability of federal income taxes paid in prior carryback years.

The following table sets forth the Company's gross deferred income tax assets and gross deferred income tax liabilities at December 31:

                                                             1999         1998
-------------------------------------------------------------------------------
(in thousands)
Deferred income tax assets:
  Allowance for loan losses                                $ 2,602      $ 1,578
  Deferred compensation                                      1,678        1,554
  Unrealized loss on securities available-for-sale           3,050           45
  Acquisition premium                                          240          114
  Capital loss carryforward                                     79           79
  Investments writedown                                         64           62
  Deferred origination fees                                     --           47
  Other                                                         62           --
                                                           --------------------
   Gross deferred income tax asset                           7,775        3,479
  Valuation allowance                                          (79)         (79)
                                                           --------------------
   Net deferred income tax asset                             7,696        3,400
Deferred income tax liabilities:
  Purchase accounting                                         (270)        (276)
  Depreciation                                                (188)        (186)
  Limited partnerships                                      (1,106)      (1,099)
  Other                                                        (24)          (5)
                                                           --------------------
   Deferred income tax asset, net                          $ 6,108      $ 1,834
                                                           ====================

13. EMPLOYEE BENEFITS

The Company has a qualified Defined Benefit Pension Plan (the "Plan"), which is offered to all employees reaching minimum age and service requirements. A decrease in the discount rate and a stable work force in 1999 resulted in an increase in pension cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Defined Benefit Pension Plan      Supplemental Insurance/Retirement Plan

                                                          1999                 1998                 1999                 1998
--------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year               $ 7,952              $ 6,319              $ 5,557              $ 4,260
  Service cost                                              495                  413                   63                  107
  Interest cost                                             497                  442                  347                  298
  Plan amendments                                            --                   --                  440                   --
  Actuarial (gain)/loss                                  (1,158)                 917                 (124)                 902
  Benefits paid                                            (158)                (139)                 (11)                 (10)
                                                        ----------------------------------------------------------------------
  Benefit obligation at end of year                     $ 7,628              $ 7,952              $ 6,272              $ 5,557
                                                        ----------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year        $ 4,875              $ 4,171
  Actual return of plan assets                              308                  268
  Employer contributions                                    600                  575
  Benefits paid                                            (158)                (139)
                                                        ----------------------------------------------------------------------
  Fair value of plan assets at end of year              $ 5,625              $ 4,875
                                                        ----------------------------------------------------------------------
  Funded status                                         $(2,003)             $(3,077)             $(6,272)             $(5,557)
  Unrecognized transition obligation                         (2)                  (2)                (206)                (309)
  Unrecognized prior service cost                          (523)                (622)                 446                  955
  Unrecognized net actuarial loss                          (794)              (1,941)              (1,714)              (1,929)
                                                        ----------------------------------------------------------------------
  Accrued benefit cost                                  $  (684)             $  (512)             $(4,798)             $(4,274)
                                                        ----------------------------------------------------------------------
Weighted-average assumptions as of December 31:
  Discount rate                                            7.25%                6.25%                7.25%                6.25%
  Expected return on plan assets                           8.00%                8.00%                 N/A                  N/A
  Rate of compensation increase                            5.00%                5.00%                5.00%                5.00%

Components of net periodic benefit cost:
  Service cost                                          $   495              $   413              $    63              $   107
  Interest cost                                             497                  442                  347                  298
  Expected return on plan assets                           (396)                (328)                   0                   --
  Amortization of unrecognized
    transition obligation                                     1                    1                  103                  103
  Recognized prior service cost                              99                   99                  (68)                 (68)
  Recognized net losses                                      76                   24                   91                   54
                                                        ----------------------------------------------------------------------
  Net periodic cost                                     $   772              $   651              $   536              $   494
                                                        ======================================================================

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and, as of January 1, 1999, employee contributions are matched by the Company at a rate of 25% for the first 4% of compensation contributed by each employee. The Company's match totaled $67,000 for 1998 and $61,000 for 1999. Administrative costs associated with the plan are absorbed by the Company.

The Company does not offer any post retirement programs other than pensions.

14. COMMITMENTS AND CONTINGENCIES

A number of legal claims against the Bank arising in the normal course of business were outstanding at December 31, 1999. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company's consolidated financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial instruments with off-balance sheet risk at December 31 are as follows:

Contract or Notional Amount                                 1999           1998
--------------------------------------------------------------------------------
(in thousands)
Financial instruments whose contract amount
  represents credit risk:
   Commitments to originate 1-4 family mortgages          $ 3,056        $ 1,146
   Standby letters of credit                                1,169          1,935
   Unused lines of credit                                  86,015         73,926
   Unadvanced portions of construction loans               10,838          1,308

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

In addition to general commitments, the Company originates 1-4 family mortgages for sale in the secondary markets. These loans are sold with and without recourse and no loan is originated without its sale having been pre-arranged. The Company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $490,000 at December 31, 1999 and $501,000 at December 31, 1998.

16. OTHER OPERATING EXPENSES

Year Ended December 31,                        1999          1998          1997
--------------------------------------------------------------------------------
(in thousands)
Marketing                                     $  947        $1,079        $1,024
Supplies                                         479           488           441
Telephone                                        240           267           227
Postage and delivery                             470           459           465
Legal and audit                                  462           381           330
Insurance                                        179           172           187
FDIC assessment                                   82            70            57
Core deposit intangible amortization             200           200           200
Goodwill amortization                            327           171            --
Other                                          2,086         1,855         1,137
                                              ----------------------------------
                                              $5,472        $5,142        $4,068
                                              ==================================

17. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Repurchase agreements and other borrowed funds: The carrying amounts reported in the balance sheet for repurchase agreements approximate the fair values of those liabilities because of the short-term nature of these financial instruments. The fair value of other borrowed funds is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other borrowed funds of similar remaining maturities.

Off-balance sheet instruments: The fair values of the Company's unused lines of credit, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Company's commitments to sell mortgage loans approximates the estimated cost to terminate or otherwise settle the obligations with the counterparties. Therefore, at December 31, 1999 and 1998, there was no fair value adjustment.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                          1999                           1998
---------------------------------------------------------------------------------------------------------
                                                CARRYING                        Carrying
                                                 AMOUNTS       FAIR VALUE        Amounts       Fair Value
---------------------------------------------------------------------------------------------------------
(in thousands)
Financial assets:
  Cash and cash equivalents                     $ 66,528        $ 66,528        $ 61,019        $ 61,019
  Securities available-for-sale                  254,975         254,975         210,157         210,157
  Investment securities held-to-maturity         152,599         146,603         159,875         160,109
  Net loans                                      415,079         419,095         389,881         395,751
  Accrued interest receivable                      6,624           6,624           6,518           6,518

Financial liabilities:
  Deposits                                       643,673         643,799         643,425         644,885
  Repurchase agreements
   and other borrowed funds                      177,074         175,057          92,536          92,536
  Accrued interest payable                         2,332           2,332           1,612           1,612

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

18. QUARTERLY RESULT OF OPERATIONS

1999 Quarters                                  FOURTH             THIRD            SECOND            FIRST
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest income                              $   15,404        $   14,682        $   14,583        $   14,150
Interest expense                                  7,063             6,528             6,481             6,212
                                             ----------------------------------------------------------------
  Net interest income                             8,341             8,154             8,102             7,938
Provision for loan losses                           800               225               225               225
                                             ----------------------------------------------------------------
  Net interest income after provision
   for loan losses                                7,541             7,929             7,877             7,713
Other operating income                            1,366             1,407             1,532             1,298
Operating expenses                                5,693             5,613             5,749             5,600
                                             ----------------------------------------------------------------
  Income before income taxes                      3,214             3,723             3,660             3,411
Provision for income taxes                          978             1,275             1,375             1,275
                                             ----------------------------------------------------------------
  Net income                                 $    2,236        $    2,448        $    2,285        $    2,136
                                             ================================================================
Share Data
  Average shares outstanding, basic           5,724,416         5,804,096         5,814,533         5,825,528
  Average shares outstanding, diluted         5,746,282         5,827,577         5,842,324         5,858,711
  Earnings per share, basic                  $     0.39        $     0.42        $     0.39        $     0.37
  Earnings per share, diluted                $     0.39        $     0.42        $     0.39        $     0.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1998 Quarters                                   Fourth        Third       Second         First
-------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest income                             $   14,451    $   14,403   $   12,090     $    10,934
Interest expense                                 6,301         6,595        5,039           4,080
                                            -----------------------------------------------------
  Net interest income                            8,150         7,808        7,051           6,854
Provision for loan losses                          225           225          185             165
                                            -----------------------------------------------------
  Net interest income after provision
   for loan losses                               7,925         7,583        6,866           6,689
Other operating income                           1,365         1,251        1,367           1,247
Operating expenses                               5,667         5,472        5,115           5,072
                                            -----------------------------------------------------
  Income before income taxes                     3,623         3,362        3,118           2,864
Provision for income taxes                       1,394         1,273        1,133           1,062
                                            -----------------------------------------------------
  Net income                                $    2,229    $    2,089   $    1,985     $     1,802
                                            =====================================================
Share Data
  Average shares outstanding, basic          5,818,156     5,817,667    5,809,420       5,792,160
  Average shares outstanding, diluted        5,855,477     5,858,784    5,851,732       5,853,993
  Earnings per share, basic                 $     0.38    $     0.36   $     0.34     $      0.31
  Earnings per share, diluted               $     0.38    $     0.36   $     0.34     $      0.31
                                            =====================================================

19. PARENT COMPANY FINANCIAL STATEMENTS

The balance sheets of Century Bancorp, Inc. ("Parent Company") as of December 31, 1999 and 1998 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 1999 are presented below. The statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and are therefore not presented here.

BALANCE SHEETS

December 31,                                            1999                1998
---------------------------------------------------------------------------------
(in thousands)
Assets:
     Cash                                            $32,404             $35,162
     Investment in subsidiary, at equity              55,910              53,383
     Other assets                                      1,425               1,672
                                                     ---------------------------
        Total assets                                  89,739              90,217
                                                     ---------------------------
Liabilities and Stockholders' Equity:
     Liabilities                                     $   693             $   416
     Long term debt                                   28,750              28,750
     Stockholders' equity                             60,296              61,051
                                                     ---------------------------
        Total liabilities and stockholders' equity   $89,739             $90,217
                                                     ===========================

STATEMENTS OF INCOME

Year Ended December 31,                          1999             1998            1997
--------------------------------------------------------------------------------------
(in thousands)
Income:
   Dividends from subsidiary                  $ 1,678          $ 1,435         $ 1,702
   Interest income from deposits in bank        1,714            1,159             289
   Other income                                    86               12              12
                                              ----------------------------------------
    Total income                                3,478            2,606           2,003
Interest expense                                2,460            1,485              --
Operating expenses                                390              212              73
                                              ----------------------------------------
   Income before income taxes and equity in
   undistributed income of subsidiary             628              909           1,930
Provision for income taxes                       (373)            (167)            112
                                              ----------------------------------------
   Income before equity in undistributed
    income of subsidiary                        1,001            1,076           1,818
Equity in undistributed income of subsidiary    8,104            7,029           5,005
                                              ----------------------------------------
   Net income                                 $ 9,105          $ 8,105         $ 6,823
                                              ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

Year Ended December 31,                                   1999             1998           1997
-----------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities:
   Net income                                          $ 9,105          $ 8,105         $6,823
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Undistributed income of subsidiary                (8,104)          (7,029)        (5,005)
      Depreciation and amortization                        234              138              6
      Decrease (increase) in other assets                   14           (1,728)            (2)
      Increase in liabilities                              277               38              8
                                                       ---------------------------------------
       Net cash provided by (used in)
         operating activities                            1,526             (476)         1,830
                                                       ---------------------------------------
Cash flows from financing activities:
   Stock options exercised                                  71              120            123
   Cash dividends paid                                  (1,369)            (834)          (760)
   Treasury stock repurchases                           (2,986)              --             --
   Issuance of long term debt                               --           28,750             --
                                                       ---------------------------------------
       Net cash (used in) provided by
         financing activities                           (4,284)          28,036           (637)
                                                       ---------------------------------------
Net (decrease) increase in cash                         (2,758)          27,560          1,193
Cash at beginning of year                               35,162            7,602          6,409
                                                       ---------------------------------------
Cash at end of year                                    $32,404          $35,162         $7,602
                                                       =======================================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Income taxes                                        $    --          $    25         $  111



20. ACQUISITION

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


                                                 June 11, 1998
--------------------------------------------------------------
(in thousands)
Assets acquired:
  Cash and due from banks                          $  4,035
  Federal funds sold and interest-bearing
   deposits in other banks                           11,300
  Securities available-for-sale                      53,473
  Net loans                                          73,823
  Accrued interest receivable                           678
  Premises and equipment                              1,649
  Other Assets                                           84
                                                   --------
     Total assets acquired                          145,042
Liabilities assumed:
  Deposit accounts                                  126,572
  Accrued expenses and other liabilities              1,045
                                                   --------
     Total liabilities assumed                      127,617
                                                   --------
   Assets in excess of liabilities                   17,425
   Cash paid to Haymarket shareholders               21,121
                                                   --------
   Goodwill                                        $  3,696
                                                   --------

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

                                                       1998                   1997
----------------------------------------------------------------------------------
Net interest income                                 $31,736                $30,336
Net income                                            8,453                  7,964
Basic earnings per share                            $  1.46                $  1.38
Diluted earnings per share                          $  1.45                $  1.37

Independent Auditors' Report


KPMG LLP
Certified Public Accountants
99 High Street
Boston, Massachusetts 02110


THE BOARD OF DIRECTORS
CENTURY BANCORP, INC.:


We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                  /s/ KPMG LLP


January 7, 2000

                                    PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 1999 are as follows:


NAME                                    AGE           POSITION

George R. Baldwin                       56        Director, Century Bancorp, Inc., and Century Bank and Trust Co.,

Roger S. Berkowitz                      47        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Karl E. Case, Ph. D.                    53        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Henry L. Foster, D.V.M.                 74        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Marshall I. Goldman, Ph. D.             69        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Russell B. Higley, Esquire              60        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan B. Kay                         40        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Donald H. Lang                          59        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Fraser Lemley                           59        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph P. Mercurio                      51        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph J. Senna, Esquire                60        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Barry R. Sloane                         44        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan G. Sloane                      41        Director and Executive Vice President, Century Bancorp, Inc.; President
                                                  and COO, Century Bank and Trust Company

Marshall M. Sloane                      73        Chairman, President and CEO, Century Bancorp, Inc., Chairman and
                                                  CEO, Century Bank and Trust Company

Stephanie Sonnabend                     46        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

George F. Swansburg                     57        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jon Westling                            57        Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Mr. Baldwin became a director of the Company in 1996. He has been a Director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of Baldwin & Co.

Mr. Berkowitz became a director of the Company in 1996. He was elected a director of Century Bank/Suffolk in 1986 and has been a director of Century Bank and Trust Company since the banks merged in 1992. Mr. Berkowitz is President of Legal SeaFoods, Inc.

Dr. Case became a director of the Company in 1996. Dr. Case has been a director of Century Bank and Trust Company since 1995. He is a Professor of Economics at Wellesley College and a Visiting Scholar at the Federal Reserve Bank of Boston.

Dr. Foster has been a director of the Company since its organization in 1972. He was a founding director of Century Bank and Trust Company in 1969. He was founder of Charles River Laboratories, Inc. in 1948 and is currently Chairman Emeritus.

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He has been a Professor of Economics at Wellesley College since 1958 and Associate Director of the Davis Center for Russian Studies at Harvard University since 1975.

Mr. Higley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1986. Mr. Higley is an attorney.

Mr. Kay became a director of the Company in 1997. He was also elected a director of Century Bank and Trust Company in 1997. Mr. Kay is President of The Kay Companies.

Mr. Lang became a director of the Company and Century Bank and Trust Company in September of 1999. In 1980 he was elected Executive Vice President of Century Bank and Trust Company. He is now retired.

Mr. Lemley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1988. Mr. Lemley is Chairman of the Board and CEO of Sentry Ford, Inc., Sentry Lincoln-Mercury, Inc., and Sentry South Lincoln-Mercury, Inc.

Mr. Mercurio became a director of the Company in 1991. He has been a director of Century Bank and Trust Company since 1995. He is an Executive Vice President of Boston University.

Mr. Senna became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney.

Mr. Barry R. Sloane became a director of the Company in 1997. He was also elected a director of Century Bank and Trust Company in 1997. Mr. Sloane is Vice President of The Citibank Private Bank.

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

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is President of Sonesta International Hotels Corporation.

Mr. Swansburg became a director of the Company in 1986 and was elected Executive Vice President in 1995. He was President of Century North Shore Bank and Trust Company. In 1992 he was elected President and COO of Century Bank and Trust Company. He is now retired.

Mr. Westling became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Westling is President of Boston University.

All of the Company's directors are elected annually and hold office until their successors are duly elected and qualified. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Jonathan G. Sloane are the sons of Marshall M. Sloane and Jonathan B. Kay is the son-in-law of Marshall M. Sloane.

The Company has Compensation and Audit Committees. The Compensation Committee is a committee of the Board of Directors composed of Joseph P. Mercurio as Chairman, Fraser Lemley and Roger S. Berkowitz. It reviews the salaries of the Company's officers and administers the Company's Supplemental Executive Insurance/Retirement Income Plan, Incentive Compensation Plan and Stock Option Plan.

The Audit Committee is composed of Joseph Senna, Chairman and George Baldwin, Russell B. Higley and Jon Westling. It meets with KPMG LLP, independent certified public accountants, in connection with the annual audit of the Company's financial statements and reviews the findings and recommendations of the FRB, FDIC and Massachusetts Bank Commissioner's staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiary.

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

Marshall M. Sloane                   Chairman, President and CEO; Chairman and CEO, Century Bank
                                     and Trust Company. Mr. Sloane is 73 years of age.

Jonathan G. Sloane                   Director and Executive Vice President; Director, President and COO,
                                     Century Bank and Trust Company. Mr. Sloane is 41 years of age.

Paul V. Cusick, Jr.                  Vice President and Treasurer; Executive Vice President, Chief
                                     Financial Officer and Treasurer, Century Bank and Trust Company.
                                     Mr. Cusick is 55 years of age.

Paul A. Evangelista                  Executive Vice President, Century Bank and Trust Company
                                     with responsibility for retail, cash management and fee income.
                                     Mr. Evangelista is 36 years of age.

Kenneth M. Johnson                   President, Century Financial Services, Inc. Mr. Johnson is 39
                                     years of age.

William J. Sloboda                   Executive Vice President, Century Bank and Trust Company with responsibility for operations. Mr. Sloboda is 57 years of age.

David B. Woonton                     Executive Vice President, Century Bank and Trust
                                     Company with responsibility for lending. Mr. Woonton
                                     is 44 years of age.

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

CASH INCENTIVE PLANS

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. No bonuses are paid unless actual earnings are at least 90% of budgeted net income. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 1999, 1998 and 1997 are shown in the Summary Compensation Table.

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

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 1999 cash compensation for Mr. Sloane was $719,400 of which $520,000 was base salary.

CONCLUSION

The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

                                    [CHART]


Value of $100 Invested on December 31, 1994 at:

                                      12/31/95           12/31/96           12/31/97            12/31/98           12/31/99
                                      --------           --------           --------            --------           --------
Century                                128.21             168.39             232.38              239.73             217.12
Nasdaq Banks                           148.93             196.62             329.22              326.09             314.24
Nasdaq U.S.                            141.44             173.92             213.38              299.95             543.09

* Assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 1994 and that all dividends were reinvested.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for fiscal years ending December 31, 1997, 1998 and 1999, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.

====================================================================================================================================
                           SUMMARY COMPENSATION TABLE
====================================================================================================================================
                                                                                      Long-Term Compensation
                                                  Annual Compensation
                                                                                       Awards              Payouts
==================================================================================================================
                                                                             Restricted    Securities
Name                                                                            Stock       Underlying       LTIP       All Other
and                                          Salary     Bonus(1)     Other      Awards       Options/      Payouts     Compensation
Principal Position                  Year      ($)          ($)        ($)        ($)         SARs (#)         ($)           ($)
------------------------------------------------------------------------------------------------------------------------------------
Marshall M. Sloane                  1999    520,000     242,200        0          0             0              0            0
Chairman, President and CEO,        1998    464,500     199,400        0          0             0              0            0
Century Bancorp, Inc.               1997    438,200     139,000        0          0             0              0            0
Chairman and CEO, Century Bank
and Trust Company
------------------------------------------------------------------------------------------------------------------------------------
Jonathan G. Sloane                  1999    250,000     96,900         0          0             0              0            0
Executive Vice President Century    1998    200,000     79,760         0          0             0              0            0
Bancorp, Inc.                       1997    154,000     40,905         0          0             0              0            0
President and COO, Century Bank
and Trust Company
------------------------------------------------------------------------------------------------------------------------------------
Kenneth M. Johnson                  1999    240,454        0           0          0             0              0            0
President                           1998    202,947        0           0          0             0              0            0
Century Financial Services, Inc.    1997    218,827        0           0          0             0              0            0
------------------------------------------------------------------------------------------------------------------------------------
Paul V. Cusick, Jr.                 1999    160,000     60,600         0          0             0              0            0
Executive Vice President            1998    129,500     49,850         0          0             0              0            0
Century Bank and Trust Company      1997    124,500     29,870         0          0             0              0            0
------------------------------------------------------------------------------------------------------------------------------------
William J. Sloboda                  1999    152,400     60,600         0          0             0              0            0
Executive Vice President            1998    152,400     30,000         0          0             0              0            0
Century Bank and Trust Company      1997    147,900     36,827         0          0             0              0            0
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

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual's salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $2,600,000, $1,250,000, $800,000, $762,000 for
Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick and Sloboda.

Premiums paid by the Company in 1999 amounted to $87,800, $63,500, $27,200, $28,400, for policies on the lives of Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Sloboda. The policies are on an "insurance bonus" basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy's proceeds. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

A participant in the Supplemental Plan is also entitled to retirement benefits. Participants, upon retirement at age 65, after a specified number of years of service, are entitled to receive for life, with ten years certain, 75% of their highest 60 months compensation for certain executives, or 66% of such compensation if the participants are Senior Officers (as determined by the Compensation Committee), less the primary social security benefits and the benefit received from the defined benefit retirement plan. If a participant retires or terminates employment prior to age 65 such person is entitled to a reduced benefit. Five years of service are required for any benefits to become vested. Thereafter benefits vest incrementally.

The following table illustrates representative annual retirement benefits at various compensation levels for executive management employees under the Supplemental Plan who retire at age 65 and with 15 years of service, without reflecting the required offset of benefits from social security and the defined benefit retirement plan.

                             Five Year
                             Average Compensation                       Annual Benefit
                             --------------------                       --------------
                                  $ 100,000                                $ 75,000
                                    150,000                                 112,500
                                    200,000                                 150,000
                                    250,000                                 187,500
                                    300,000                                 225,000
                                    400,000                                 300,000

As of January 1, 1999, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Sloboda were 100%, 100%, 70%, and 100%, vested, respectively, under the Supplemental Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 1999 (i) by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Class A or Class B Common Stock (ii) by each of the Company's directors and certain officers; and (iii) by all directors and officers of the Company as a group.

NUMBER OF BENEFICIAL
OWNER & ADDRESS OR NUMBER                     CLASS A         % A           CLASS B       % B
OF PERSONS IN GROUP                            OWNED         OWNED           OWNED       OWNED
Charles J. Moore (i)                          288,100        7.74%
The Banc Funds
208 South LaSalle Street
Chicago, IL 60604

Credit Suisse (i)                             223,255        6.00%
153 East 53rd Street
New York, New York 10022

Marshall M. Sloane (i)(ii)                     16,284(1)     0.44%        1,700,630(2)   79.91%
400 Mystic Ave.
Medford, MA 02155

George R. Baldwin (ii)                          6,688        0.18%
Roger S. Berkowitz (ii)                         1,309        0.04%
Karl E. Case (ii)                                 655        0.02%
Paul V. Cusick, Jr. (ii)                       13,200        0.35%
Henry L. Foster, D.V.M. (ii)                   18,712        0.50%            1,000       0.05%
Marshall I. Goldman (ii)                          577(3)     0.02%           30,000(4)    1.41%
Russell B. Higley, Esquire (ii)                 4,787        0.13%
Jonathan B. Kay (ii)                            3,790(7)     0.10%           60,000(6)    2.82%
Donald H. Lang (ii)                            13,600        0.37%
Fraser Lemley (ii)                              4,996(9)     0.13%
Joseph P. Mercurio (ii)                         2,067        0.06%
Joseph J. Senna (ii)                           45,173(5)     1.21%
Barry R. Sloane (ii)                              890(10)    0.02%
Jonathan G. Sloane (ii)                           760(8)     0.02%           60,000       2.82%
William J. Sloboda (ii)                        11,509        0.31%              500       0.02%
Stephanie Sonnabend (ii)                          446        0.01%
George F. Swansburg (ii)                       30,040        0.81%
Jon Westling (ii)                                 716        0.02%
David B. Woonton                                    0        0.00%

All directors and officers as a group
(20 in number) (iii)                          176,199        4.74%        1,852,130      87.03%

(1) Includes 2,500 shares owned by Mrs. Sloane and also includes 13,416 shares held in trust for Mr. Sloane's grandchildren.
(2) Includes 1,500 shares owned by Mrs. Sloane, and does not include 120,000 shares owned by Mr. Sloane's children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares.
(3) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.
(4) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.
(5)      Includes 34,800 shares owned by Mrs. Senna.
(6)      Entire 60,000 shares are owned by Mrs. Kay, Marshall Sloane's daughter.
(7)      Includes 20 shares owned by Mrs. Kay.
(8) Includes 20 shares owned by Mrs. Debra Sloane and includes 320 shares owned by Mr. Jonathan Sloane's children.
(9)      Includes 500 shares owned by Mrs. Lemley.
(10) Includes 20 shares owned by son and 10 shares owned by partner Candace Lapidus.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company's knowledge, there currently are none) are required by SEC regulation to furnish the Company's with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the corporation believes that, during 1999, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with, except that reports on initial holdings and subsequent purchases by one director were filed late.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  (1)   Financial Statements.

                  The following financial statements of the company and its subsidiaries are presented in Item 8:

                  Independent Auditors' Report

                  Consolidated Balance Sheets - December 31, 1999 and 1998

                  Consolidated Statements of Income -- Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders' Equity -Years ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows-Years Ended December 31, 1999, 1998 and 1997

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March 2000.


                                      Century Bancorp, Inc.



                                      /s/ Marshall M. Sloane
                                      -----------------------------------------
                                      By:  Marshall M. Sloane, Chairman,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.



/s/ George R. Baldwin
------------------------------------        --------------------------------------------------
George R. Baldwin, Director                 Barry R. Sloane, Director


------------------------------------        --------------------------------------------------
Roger S. Berkowitz, Director                Stephanie Sonnabend, Director


/s/ Karl E. Case
------------------------------------        --------------------------------------------------
Karl E. Case, Ph.D., Director               George F. Swansburg, Director


/s/ Henry L. Foster                         /s/ Jon  Westling
------------------------------------        --------------------------------------------------
Henry L. Foster, D.V.M., Director           Jon Westling, Director



/s/ Marshall I. Goldman                     /s/ Marshall M. Sloane
------------------------------------        --------------------------------------------------
Marshall I. Goldman, Ph.D., Director        Marshall M. Sloane, Chairman, President and
                                            Chief Executive Officer


/s/ Russell B. Higley                       /s/ Jonathan G. Sloane
------------------------------------        --------------------------------------------------
Russell B. Higley, Esquire, Director        Jonathan G. Sloane, Director and
                                            Executive Vice President


/s/ Jonathan B. Kay                         /s/ Paul V. Cusick, Jr.
------------------------------------        --------------------------------------------------
Jonathan B. Kay, Director                   Paul V. Cusick, Jr., Vice President and Treasurer,
                                            Principal Financial Officer


/s/ Donald H. Lang                          /s/ Kenneth A. Samuelian
------------------------------------        --------------------------------------------------
Donald H. Lang, Director                    Kenneth A. Samuelian, Vice President, Controller and
                                            Compliance Officer, Century Bank and Trust Company,
                                            Principal Accounting Officer


/s/ Fraser Lemley
------------------------------------
Fraser Lemley, Director


/s/ Joseph P. Mercurio
------------------------------------
Joseph P. Mercurio, Director

/s/ Joseph J. Senna
------------------------------------
Joseph J. Senna, Esquire, Director