Form 10-Q
period 2000-03-31
CENTURY BANCORP INC
filed 2000-05-12
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 2000
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________________


Commission file number.                      0-15752
                       ---------------------------------------------------------

                                CENTURY BANCORP, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                                                                                 04-2498617
------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA                                             02155
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000:

       CLASS A COMMON STOCK, $1.00 PAR VALUE                    3,496,500 SHARES
       CLASS B COMMON STOCK, $1.00 PAR VALUE                    2,144,350 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: MAY 12, 2000                                   CENTURY BANCORP, INC.
     ---------------------------               ---------------------------------
                                                         (Registrant)

/s/ Paul V. Cusick, Jr.                        /s/ Kenneth A. Samuelian
--------------------------------               ---------------------------------
PAUL V. CUSICK, JR.                            KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                   VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)                  CENTURY BANK & TRUST COMPANY
                                               (CHIEF ACCOUNTING OFFICER)


                                     1 of 12

                              Century Bancorp, Inc.

                                                                                         PAGE
                                    INDEX                                                NUMBER


PART I.                    FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                           Consolidated Balance Sheets:
                           March 31, 2000 and December 31, 1999.                           3

                           Consolidated Statements of Income:
                           Three (3) Months Ended March 31,
                           2000 and 1999.                                                  4

                           Consolidated Statements of Changes in Stockholders
                           Equity: Three (3) Months Ended March 31,
                           2000 and 1999.                                                  5

                           Consolidated Statements of Cash Flows:
                           Three (3) Months Ended March 31,
                           2000 and 1999.                                                  6

                           Notes to Consolidated Financial
                           Statements                                                      7 - 8

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS                                                      9 - 11

Item 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           MARKET RISK                                                     11

PART II.                   OTHER INFORMATION

                           Item 1 through Item 6                                           12


                                     2 of 12

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
---------------------------------------------------------------------------------------------------------------
                            (000's)                                                  Mar 31,           Dec. 31,
ASSETS                                                                                2000              1999
                                                                                    ---------         ---------
Cash and due from banks                                                             $  29,946         $  34,512
Federal funds sold and interest-bearing deposits in other banks                             1            32,016
                                                                                    ---------         ---------
    Total cash and cash equivalents                                                    29,947            66,528
                                                                                    ---------         ---------
Securities available-for-sale, amortized cost $265,358  and
         $263,690, respectively                                                       255,762           254,975
Securities held-to-maturity, market value $145,223 and
         $146,603, respectively                                                       151,293           152,599

Loans, net of unearned discount:
  Commercial & industrial                                                              81,153            77,166
  Construction & land development                                                      23,473            21,682
  Commercial real estate                                                              214,034           209,332
  Industrial revenue bonds                                                                175               190
  Residential real estate                                                              83,480            82,968
  Consumer                                                                             11,237            11,678
  Home equity                                                                          19,224            19,227
  Overdrafts                                                                              379               482
                                                                                    ---------         ---------
    Total loans, net of unearned discount                                             433,155           422,725
      Less: allowance for loan losses                                                   4,418             7,646
                                                                                    ---------         ---------
        Net loans                                                                     428,737           415,079

  Bank premises and equipment, net                                                      9,596             9,473
  Accrued interest receivable                                                           7,740             6,624
  Other assets                                                                         19,244            20,255
                                                                                    ---------         ---------
          Total assets                                                              $ 902,319         $ 925,533
                                                                                    =========         =========
LIABILITIES
Deposits:
  Demand deposits                                                                   $ 132,932         $ 143,280
  Savings and NOW deposits                                                            167,705           152,089
  Money market accounts                                                                80,613            77,729
  Time deposits                                                                       237,157           270,575
                                                                                    ---------         ---------
    Total deposits                                                                    618,407           643,673

Securities sold under agreements to repurchase                                         69,200            59,480
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                     113,812           117,594
Other liabilities                                                                      11,225            15,740
Long term debt                                                                         28,750            28,750
                                                                                    ---------         ---------
        Total liabilities                                                             841,394           865,237

STOCKHOLDERS' EQUITY
  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,754,600 and 3,721,850, respectively                     3,755             3,722
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,191,900 and 2,196,900, respectively                      2,192             2,197
  Additional paid-in capital                                                           11,093            11,017
  Retained earnings                                                                    54,175            52,188
  Treasury stock, Class A, 258,100 and 200,600 shares, at cost, respectively           (4,012)           (3,122)
  Treasury stock, Class B, 47,550 shares, each period, at cost, respectively              (41)              (41)
                                                                                    ---------         ---------
                                                                                       67,162            65,961
  Accumulated other comprehensive income (loss)                                        (6,237)           (5,665)
                                                                                    ---------         ---------
        Total stockholders' equity                                                     60,925            60,296
                                                                                    ---------         ---------
          Total liabilities and stockholders' equity                                $ 902,319         $ 925,533
                                                                                    =========         =========


See accompanying Notes to Consolidated Financial Statements.

                                    3 of 12

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
------------------------------------------------------------------------------------------------------
               (000's except share data)                                  Three months ended March 31,
                                                                            2000              1999
                                                                         ----------        ----------
Interest income
  Loans                                                                  $    9,427        $    8,648
  Securities held-to-maturity                                                 2,359             2,325
  Securities available-for-sale                                               3,914             3,014
  Federal funds sold and interest-bearing deposits in other banks               112               163
                                                                         ----------        ----------
      Total interest income                                                  15,812            14,150

Interest expense
  Savings and NOW deposits                                                      980               926
  Money market accounts                                                         540               571
  Time deposits                                                               3,055             2,927
  Securities sold under agreements to repurchase                                697               414
  FHLB borrowings, other borrowed funds and long term debt                    2,054             1,374
                                                                         ----------        ----------
      Total interest expense                                                  7,326             6,212
                                                                         ----------        ----------
        Net interest income                                                   8,486             7,938

          Provision for loan losses                                             300               225
                                                                         ----------        ----------
        Net interest income after provision
         for loan losses                                                      8,186             7,713

Other operating income
  Service charges on deposit accounts                                           457               425
  Lockbox fees                                                                  402               391
  Brokerage commissions                                                         440               350
  Other income                                                                  160               132
                                                                         ----------        ----------
      Total other operating income                                            1,459             1,298
                                                                         ----------        ----------
Operating expenses
  Salaries and employee benefits                                              3,828             3,515
  Occupancy                                                                     409               398
  Equipment                                                                     366               335
  Other                                                                       1,384             1,352
                                                                         ----------        ----------
      Total operating expenses                                                5,987             5,600
                                                                         ----------        ----------

        Income before income taxes                                            3,658             3,411

 Provision for income taxes                                                   1,307             1,275
                                                                         ----------        ----------

        Net income                                                       $    2,351        $    2,136
                                                                         ==========        ==========
------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding, basic                    5,672,269         5,825,528
  Weighted average number of shares outstanding, diluted                  5,674,306         5,858,711
  Net income per share, basic                                            $     0.41        $     0.37
  Net income per share, diluted                                          $     0.41        $     0.36
  Cash dividends declared:
    Class A common stock                                                 $   0.0800        $   0.0600
    Class B common stock                                                 $   0.0370        $   0.0170




See accompanying Notes to Consolidated Financial Statements.

                                    4 of 12

Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                                                                           Accumulated
                                          Class A    Class B  Additional              Treasury  Treasury     Other        Total
                                          Common     Common    Paid-In    Retained     Stock     Stock   Comprehensive Stockholders'
Three months ended March 31,               Stock      Stock    Capital    Earnings    Class A   Class B  Income (Loss)    Equity
                                         -------------------------------------------------------------------------------------------
                                                                                (000's)
1999
----
Balance at December 31, 1998             $  3,673   $  2,227   $ 10,965   $ 44,451    $  (136)  $  (41)    $    (88)    $  61,051

Net income                                   --         --         --        2,136       --         --           --         2,136

Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale            --         --         --         --         --         --         (890)        (890)
                                                                                                                        --------
Comprehensive income                                                                                                       1,246

Stock options exercised, 5,000 shares           5       --           13       --         --         --           --           18

Treasury stock repurchase, 5,000 shares      --         --         --         --          (87)      --           --          (87)

Cash dividends, Class A common stock,
    $.06 per share                           --         --         --         (219)      --         --           --         (219)

Cash dividends, Class B common stock,
    $.017 per share                          --         --         --          (37)      --         --           --          (37)
                                         ---------------------------------------------------------------------------------------
Balance at March 31, 1999                $  3,678   $  2,227   $ 10,978   $ 46,331    $  (223)  $  (41)    $   (978)    $ 61,972
                                         =======================================================================================


2000
----
Balance at December 31, 1999             $  3,722   $  2,197   $ 11,017   $ 52,188    $(3,122)  $  (41)    $ (5,665)    $ 60,296

Net income                                   --         --         --        2,351       --         --           --        2,351

Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale            --         --         --         --         --         --         (572)        (572)
                                                                                                                        --------
Comprehensive income                                                                                                       1,779

Conversion of Class B common stock to
    Class A common stock, 5,000 shares          5         (5)      --         --         --         --           --           --

Stock options exercised, 27,750 shares         28       --           76       --         --         --           --          104

Treasury stock repurchases, 57,500 shares    --         --         --         --         (890)      --           --         (890)

Cash dividends, Class A common stock,
    $.08 per share                           --         --         --         (284)      --         --           --         (284)

Cash dividends, Class B common stock,
    $.037 per share                          --         --         --          (79)      --         --           --          (79)
                                         ---------------------------------------------------------------------------------------
Balance at March 31, 2000                $  3,755   $  2,192   $ 11,093   $ 54,176    $(4,012)  $  (41)    $ (6,237)    $ 60,926
                                         =======================================================================================


See accompanying Notes to Consolidated Financial Statements.


                                    5 of 12

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)                 2000      1999
-----------------------------------------------------------------------------------------------------------------
                                                                                      For the three months ended
                                                                                              March 31,
                                                                                               (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  2,351    $  2,136
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                              300         225
      Deferred income taxes                                                                1,094        (178)
      Net depreciation and amortization                                                      480         485
      Increase in accrued interest receivable                                             (1,116)       (618)
      Increase in other assets                                                                (5)       (195)
      Loans originated for sale                                                             --          --
      Proceeds from sales of loans                                                             4        --
      Gain on sales of loans                                                                --          --
      Increase (decrease)  in other liabilities                                            1,485        (639)
                                                                                        --------    --------
        Net cash provided by operating activities                                          4,593       1,216
                                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                                2,332      35,620
  Purchase of securities available-for-sale                                               (4,000)    (49,424)
  Proceeds from maturities of securities held-to-maturity                                  3,304      32,577
  Purchase of securities held-to-maturity                                                 (1,997)    (34,739)
  Decrease in payable for investments purchased                                           (6,000)    (17,992)
  Net increase in loans                                                                  (13,892)     (7,685)
  Capital expenditures                                                                      (443)       (206)
                                                                                        --------    --------
    Net cash used in investing activities                                                (20,696)    (41,849)
                                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                          (33,418)    (11,664)
  Net increase (decrease) in demand, savings, money market and NOW deposits                8,152     (29,435)
  Net proceeds from the issuance of common stock                                             104          18
  Treasury stock repurchases                                                                (890)        (87)
  Cash Dividends                                                                            (364)       (256)
  Net increase (decrease) in securities sold under agreements to repurchase                9,720     (15,230)
  Net (decrease) increase in FHLB borrowings and other borrowed funds                     (3,782)     81,755
                                                                                        --------    --------
    Net cash (used in) provided by financing activities                                  (20,478)     25,101
                                                                                        --------    --------
Net decrease in cash and cash equivalents                                                (36,581)    (15,532)
  Cash and cash equivalents at beginning of year                                          66,528      61,019
                                                                                        --------    --------
  Cash and cash equivalents at end of period                                            $ 29,947    $ 45,487
                                                                                        ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                            $  7,857    $  6,553
    Income taxes                                                                             309       1,592
  Noncash transactions:
    Property acquired through foreclosure                                                   --      $      0
  Change in unrealized (losses) gains on securities available-for-sale, net of taxes    $   (572)   $   (890)


See accompanying Notes to Consolidated Financial Statements.


                                    6 of 12

                                          Century Bancorp Inc.
                               Notes to Consolidated Financial Statements

BASIS OF PRESENTATION
                         In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on form 10K for year ended December 31, 1999.

                         The financial statements have been prepared in conformity with generally accepted accounting principals and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near-term relate to the allowance for losses on loans. Management believes that the allowance for losses on loans is adequate based on independent appraisals and review of other factors associated with the assets. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance for loans based on their judgements about information available to them at the time of their examination.

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

                         The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that


                                     7 of 12
                    may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services.


                    =======================================================

                                     8 of 12

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW            For the quarter ended and year-to-date ended March 31, 2000.

                    Earnings for the first quarter ended March 31, 2000 were $2.4 million, an increase of 10.1% when compared with the first quarter 1999 earnings of $2.1 million. Diluted earnings per share for the first quarter 2000 were $0.41 versus $0.36 for the first quarter of 1999. The increase was mainly attributable to balance sheet growth.

                    Total assets were $902.3 million compared to $925.5 million at December 31, 1999. The reduction was mainly caused by municipal deposit trends.

                    During the fourth quarter of 1999, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 225,000 shares, or less than 7%, of Century Bancorp Class A Common Stock. The program expires on October 21, 2000. Through the end of the first quarter 2000, the Company has repurchased 135,800 shares.

FINANCIAL CONDITION

LOANS On March 31, 2000 total loans outstanding, net of unearned discount, were $433.2 million, an increase of 2.5% from the total on December 31, 1999. At March 31, 2000 commercial real estate loans accounted for 49.4% and residential real estate loans accounted for 19.3% of total loans. Construction loans increased to $23.5 million at March 31, 2000 from $21.7 million at the end of the previous quarter.

ALLOWANCE FOR LOAN LOSSES

                    The allowance for loan losses was 1.02% of total loans on March 31, 2000 compared with 1.81% on December 31, 1999. Net charge-offs for the three month period ended March 31, 2000, were $3.6 million, compared with net recoveries of $74 thousand for the same period in 1999. The increase in net charge-offs primarily reflects the deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million. Management reported this credit in the third quarter 10Q, placed it to nonaccrual loans during the fourth quarter of 1999 and subsequently charged-off $3.5 million during the first quarter of 2000. The allowance for loan losses is based on management's overview of the quality of the loan portfolio, previous loan loss experience and current economic conditions.

                    As of March 31, 2000, loans on non-accrual status totaled $624 thousand or .14% of loans compared to $4.6 million or 1.09% of loans at December 31, 1999. Nonaccrual loans decreased primarily as a result of the previously mentioned charge-off. Loans past due 90 days or more totaled $0 thousand.

SECURITIES HELD-TO-MATURITY

                    The securities held-to-maturity portfolio totaled $151.3 million on March 31, 2000, an increase of 0.9% from the total on December 31, 1999. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 4.5 years.


                                     9 of 12

                    Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

SECURITIES AVAILABLE-FOR-SALE

                    The securities available-for-sale portfolio totaled $255.8 million at March 31, 2000, an increase of 0.3% from December 31, 1999. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 3.8 years. Total securities available-for-sale increased primarily as a result of leveraged balance sheet transactions.

DEPOSITS AND BORROWED FUNDS

                    On March 31, 2000 deposits totaled $618.4 million, representing a 3.9% decrease in total deposits from December 31, 1999. Total deposits decreased primarily as a result of the cyclical municipal deposit trends. Borrowed funds totaled $183.0 million compared to $177.1 million at December 31, 1999. The majority of the increase was an increase in borrowings from the Federal Home Loan Bank which were primarily used for leveraged balance sheet transactions.

RESULTS OF OPERATIONS

NET INTEREST INCOME For the three month period ended March 31, 2000 net interest income totaled $8.5 million, an increase of 6.9% from the comparable period in 1999. Interest income was primarily affected positively by balance sheet growth. The net yield on average earning assets on a fully taxable equivalent basis decreased to 3.98% in the first three months of 2000 from 4.11% during the same period in 1999.

PROVISION FOR LOAN LOSSES

                    For the three month period ended March 31, 2000 the loan loss provision totaled $300 thousand compared to $225 thousand for the same period in 1999.

                    Loan loss provision increased due to growth in the loan portfolio. The Company's loan loss allowance as a percentage of total loans outstanding has decreased from 1.81% at March 31, 1999 to 1.02% at March 31, 2000, respectively.

NON-INTEREST INCOME AND EXPENSE

                    Other operating income for the quarter ended March 31, 2000 was $1.5 million compared to $1.3 million the first quarter of 1999. Brokerage commissions increased 25.7% due to an increase in investment related transactions.

                    During the first quarter 2000, operating expenses increased by $387 thousand to $6.0 million or 6.9% from the same quarter last year. Most of the increase was in salaries and employee benefits with the remainder in all other expenses.


                                    10 of 12

INCOME TAXES

                    For the first quarter of 2000, the Company's income taxes totaled $1.3 million on pretax income of $3.7 million for an effective tax rate of 35.7%. For last year's corresponding quarter, the Company's income taxes totaled $1.3 million on pretax income of $3.4 million for an effective rate of 37.4%.


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


                    ========================================================


                                    11 of 12

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


                                    12 of 12