Form 10-Q
period 2000-06-30
CENTURY BANCORP INC
filed 2000-08-11
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              JUNE  30, 2000
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from -------------------------------------------------


Commission file number.                   0-15752
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

         CLASS A COMMON STOCK, $1.00 PAR VALUE        3,416,000 SHARES
         CLASS B COMMON STOCK, $1.00 PAR VALUE        2,144,350 SHARES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   JULY 28, 2000                                  CENTURY BANCORP, INC.
     --------------------------------           --------------------------------
                                                         (Registrant)


/s/ Paul V. Cusick, Jr.                         /s/ Kenneth A. Samuelian
-------------------------------------           --------------------------------
PAUL V. CUSICK, JR.                             KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                    VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)                   CENTURY BANK & TRUST COMPANY
                                                (CHIEF ACCOUNTING OFFICER)


                                     1 of 13

                              Century Bancorp, Inc.

                                                                     Page
                Index                                               Number
                -----                                               ------

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets:
           June 30, 2000 and December 31, 1999.                       3

           Consolidated Statements of Income:
           Three (3) and Six (6) Months Ended June 30,
           2000 and 1999.                                             4

           Consolidated Statements of Changes in Stockholders
           Equity: Six (6) Months Ended June 30,
           2000 and 1999.                                             5

           Consolidated Statements of Cash Flows:
           Six (6) Months Ended June 30,
           2000 and 1999.                                             6

           Notes to Consolidated Financial
           Statements                                                 7 - 8

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                 9 - 12

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK                                                12

PART II.   OTHER INFORMATION

           Item 1 through Item 6                                      13



                                     2 of 13

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
---------------------------------------------------------------------------------------------------------------
                                             (000's)                                 June 30,          Dec. 31,
ASSETS                                                                                2000              1999
                                                                                     --------          --------
Cash and due from banks                                                             $  45,050         $  34,512
Federal funds sold and interest-bearing deposits in other banks                            24            32,016
                                                                                    ---------         ---------
    Total cash and cash equivalents                                                    45,074            66,528
                                                                                    ---------         ---------
Securities available-for-sale, amortized cost $268,703  and
         $263,690, respectively                                                       260,075           254,975
Securities held-to-maturity, market value $167,125 and
         $146,603, respectively                                                       172,705           152,599

Loans, net of unearned discount:
  Commercial & industrial                                                              91,201            77,166
  Construction & land development                                                      22,876            21,682
  Commercial real estate                                                              211,114           209,332
  Industrial revenue bonds                                                                156               190
  Residential real estate                                                              82,560            82,968
  Consumer                                                                             12,092            11,678
  Home equity                                                                          19,564            19,227
  Overdrafts                                                                            3,630               482
                                                                                    ---------         ---------
    Total loans, net of unearned discount                                             443,193           422,725
      Less: allowance for loan losses                                                   4,754             7,646
                                                                                    ---------         ---------
        Net loans                                                                     438,439           415,079

  Bank premises and equipment, net                                                      8,849             9,473
  Accrued interest receivable                                                           7,202             6,624
  Other assets                                                                         17,583            20,255
                                                                                    ---------         ---------
          Total assets                                                              $ 949,927         $ 925,533
                                                                                    =========         =========
LIABILITIES
Deposits:
  Demand deposits                                                                   $ 162,484         $ 143,280
  Savings and NOW deposits                                                            165,188           152,089
  Money market accounts                                                                79,355            77,729
  Time deposits                                                                       244,380           270,575
                                                                                    ---------         ---------
    Total deposits                                                                    651,407           643,673

Securities sold under agreements to repurchase                                         63,740            59,480
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                     133,088           117,594
Other liabilities                                                                      10,138            15,740
Long term debt                                                                         28,750            28,750
                                                                                    ---------         ---------
        Total liabilities                                                             887,123           865,237

STOCKHOLDERS' EQUITY
  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,754,600 and 3,721,850, respectively                     3,755             3,722
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,191,900 and 2,196,900, respectively                      2,192             2,197
  Additional paid-in capital                                                           11,093            11,017
  Retained earnings                                                                    56,514            52,188
  Treasury stock, Class A, 338,600 and 200,600 shares, at cost, respectively           (5,101)           (3,122)
  Treasury stock, Class B, 47,550 shares, each period, at cost, respectively              (41)              (41)
                                                                                    ---------         ---------
                                                                                       68,412            65,961
  Accumulated other comprehensive (loss)                                               (5,608)           (5,665)
                                                                                    ---------         ---------
        Total stockholders' equity                                                     62,804            60,296
                                                                                    ---------         ---------
          Total liabilities and stockholders' equity                                $ 949,927         $ 925,533
                                                                                    =========         =========



See accompanying Notes to Consolidated Financial Statements              3 of 13

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
               (000's except share data)                              Three months ended June 30,         Six months ended June 30,
                                                                         2000           1999               2000              1999
                                                                     ----------       ----------        ----------        ----------
Interest income
  Loans                                                              $    9,828       $    8,836        $   19,255        $   17,484
  Securities held-to-maturity                                             2,663            2,368             5,022             4,693
  Securities available-for-sale                                           4,009            3,323             7,923             6,337
  Federal funds sold and interest-bearing deposits in other banks           986               56             1,098               219
                                                                     ----------       ----------        ----------        ----------
      Total interest income                                              17,486           14,583            33,298            28,733

Interest expense
  Savings and NOW deposits                                                1,057            1,060             2,037             1,986
  Money market accounts                                                     551              539             1,091             1,110
  Time deposits                                                           4,194            2,769             7,249             5,696
  Securities sold under agreements to repurchase                            725              403             1,422               818
  FHLB borrowings, other borrowed funds and long term debt                2,113            1,710             4,167             3,083
                                                                     ----------       ----------        ----------        ----------
      Total interest expense                                              8,640            6,481            15,966            12,693
                                                                     ----------       ----------        ----------        ----------
        Net interest income                                               8,846            8,102            17,332            16,040

          Provision for loan losses                                         375              225               675               450
                                                                     ----------       ----------        ----------        ----------
        Net interest income after provision
         for loan losses                                                  8,471            7,877            16,657            15,590

Other operating income
  Service charges on deposit accounts                                       529              455               986               880
  Lockbox fees                                                              602              517             1,004               908
  Brokerage commissions                                                     415              417               855               767
  Other income                                                              514              143               674               275
                                                                     ----------       ----------        ----------        ----------
      Total other operating income                                        2,060            1,532             3,519             2,830
                                                                     ----------       ----------        ----------        ----------
Operating expenses
  Salaries and employee benefits                                          3,986            3,555             7,814             7,070
  Occupancy                                                                 368              366               777               764
  Equipment                                                                 413              337               779               672
  Other                                                                   1,558            1,491             2,942             2,843
                                                                     ----------       ----------        ----------        ----------
      Total operating expenses                                            6,325            5,749            12,312            11,349
                                                                     ----------       ----------        ----------        ----------

        Income before income taxes                                        4,206            3,660             7,864             7,071

 Provision for income taxes                                               1,510            1,375             2,817             2,650
                                                                     ----------       ----------        ----------        ----------

        Net income                                                   $    2,696       $    2,285        $    5,047        $    4,421
                                                                     ==========       ==========        ==========        ==========
------------------------------------------------------------------------------------------------------------------------------------
Share data:
  Weighted average number of shares outstanding, basic                5,603,086        5,814,533         5,637,678         5,820,000
  Weighted average number of shares outstanding, diluted              5,603,086        5,842,324         5,638,674         5,850,962
  Net income per share, basic                                        $     0.48       $     0.39        $     0.90        $     0.76
  Net income per share, diluted                                      $     0.48       $     0.39        $     0.90        $     0.76
  Cash dividends declared:
    Class A common stock                                             $   0.0800       $   0.0800        $   0.1600        $   0.1400
    Class B common stock                                             $   0.0370       $   0.0370        $   0.0740        $   0.0540


See accompanying Notes to Consolidated Financial Statements.

                                                                         4 of 13


Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                          Class A   Class B   Additional            Treasury  Treasury      Other        Total
                                          Common    Common     Paid-In   Retained    Stock      Stock    Comprehensive Stockholders'
Three months ended June 30,                Stock    Stock      Capital   Earnings   Class A    Class B   Income (Loss)    Equity
                                         -------------------------------------------------------------------------------------------
                                                                                (000's)
1999
Balance at December 31, 1998              $3,673    $2,227     $10,965    $44,451   $  (136)     $(41)     $   (88)      $61,051

Net income                                  --        --          --        4,421      --          --         --           4,421

Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale           --        --          --         --        --          --       (3,157)       (3,157)
                                                                                                                         -------
Comprehensive income                                                                                                       1,264

Conversion of Class B common stock to
  Class A common stock, 28,580 shares         29       (29)

Stock options exercised, 16,700 shares        17      --            44       --        --          --         --              61

Treasury stock repurchase, 20,000 shares    --        --          --         --        (348)       --         --            (348)

Cash dividends, Class A common stock,
    $.140 per share                         --        --          --         (511)     --          --         --            (511)

Cash dividends, Class B common stock,
    $.054 per share                         --        --          --         (117)     --          --         --            (117)
                                        ----------------------------------------------------------------------------------------
Balance at June 30, 1999                  $3,719    $2,198     $11,009    $48,244   $  (484)     $(41)     $(3,245)      $61,400
                                        ========================================================================================


2000
Balance at December 31, 1999              $3,722    $2,197     $11,017    $52,188   $(3,122)     $(41)     $(5,665)      $60,296

Net income                                  --        --          --        5,047      --          --         --           5,047

Other comprehensive income, net of tax:
  Decrease in unrealized loss on
    securities available-for-sale           --        --          --         --        --          --           57            57
                                                                                                                         -------
Comprehensive income                                                                                                       5,104

Conversion of Class B common stock to
    Class A common stock, 5,000 shares         5        (5)       --         --        --          --         --            --

Stock options exercised, 27,750 shares        28      --            76       --        --          --         --             104

Treasury stock repurchases, 138,000 shares  --        --          --         --      (1,979)       --         --          (1,979)

Cash dividends, Class A common stock,
    $.16 per share                          --        --          --         (563)     --          --         --            (563)

Cash dividends, Class B common stock,
    $.074 per share                         --        --          --         (158)     --          --         --            (158)
                                        ----------------------------------------------------------------------------------------
Balance at June 30, 2000                  $3,755    $2,192     $11,093    $56,514   $(5,101)     $(41)     $(5,608)      $62,804
                                        ========================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                                                         5 of 13


Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)              2000             1999
---------------------------------------------------------------------------------------------------------------
                                                                                      For the six months ended
                                                                                              June 30,
                                                                                              (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  5,047         $  4,421
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                           675              450
      (Increase) decrease in deferred income taxes                                        635             (512)
      Net depreciation and amortization                                                 1,122              887
      (Increase) decrease in accrued interest receivable                                 (578)             221
      Decrease (increase) in other assets                                               1,547             (820)
      Proceeds from sales of loans                                                         18               52
      Gain on sales of loans                                                             --                 (1)
      Gain on sale of building                                                           (386)            --
      Increase in other liabilities                                                       398              516
                                                                                     --------         --------
        Net cash provided by operating activities                                       8,478            5,214
                                                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                             6,041           52,588
  Purchase of securities available-for-sale                                           (11,050)         (61,902)
  Proceeds from maturities of securities held-to-maturity                               6,796           40,399
  Purchase of securities held-to-maturity                                             (26,934)         (42,739)
  Decrease in payable for investments purchased                                        (6,000)         (17,992)
  Net increase in loans                                                               (23,888)         (13,112)
  Proceeds from sale of building                                                        1,342             --
  Capital expenditures                                                                 (1,131)            (400)
                                                                                     --------         --------
    Net cash used in investing activities                                             (54,824)         (43,158)
                                                                                     --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                       (26,195)         (15,880)
  Net increase (decrease) in demand, savings, money market and NOW deposits            33,929          (27,159)
  Net proceeds from the issuance of common stock                                          104               61
  Treasury stock repurchases                                                           (1,979)            (348)
  Cash Dividends                                                                         (721)            (628)
  Net increase (decrease) in securities sold under agreements to repurchase             4,260          (14,280)
  Net increase in FHLB borrowings and other borrowed funds                             15,494           77,249
                                                                                     --------         --------
    Net cash provided by financing activities                                          24,892           19,015
                                                                                     --------         --------
Net decrease in cash and cash equivalents                                             (21,454)         (18,929)
  Cash and cash equivalents at beginning of year                                       66,528           61,019
                                                                                     --------         --------
  Cash and cash equivalents at end of period                                         $ 45,074         $ 42,090
                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                         $ 15,498         $ 12,711
    Income taxes                                                                          831            2,214
  Change in unrealized losses on securities available-for-sale, net of  taxes        $     57         $ (3,157)



See accompanying Notes to Consolidated Financial Statements.


                                                                         6 of 13

                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements


BASIS OF PRESENTATION   In the opinion of management, the accompanying unaudited
                        interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century
                        Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank").
                        The results of operations for the interim period ended
                        June 30, 2000, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for year ended
                        December 31, 1999.

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

 .SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


                        =======================================================






                                     8 of 13

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW          For the quarter ended and year-to-date ended June 30, 2000.

                  Earnings for the second quarter ended June 30, 2000 were $2.7 million, an increase of 18.0% when compared with the second quarter 1999 earnings of $2.3 million. Diluted earnings per share for the second quarter 2000 were $0.48 versus $0.39 for the second quarter of 1999. The increase was attributable to balance sheet growth and a pretax realized gain of $386,000 associated with the sale of Company owned real estate.

                  For the six months ending June 30, 2000, earnings were $5.0 million an increase of 14.2% when compared with the same period last year earnings of $4.4 million. Diluted earnings per share for the first six months were $0.90 versus $0.76 for the first six months of 1999. The increase was attributable to balance sheet growth and a pretax realized gain of $386,000 associated with the sale of Company owned real estate.

                  Total assets were $949.9 million compared to $925.5 million at December 31, 1999. The increase was attributable to loan and investment growth as well as deposit and borrowings growth.

                  During the fourth quarter of 1999, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 225,000 shares, or less than 7%, of Century Bancorp Class A Common Stock. The program expires on October 21, 2000. Through the end of the second quarter 2000, the Company has repurchased 216,300 shares.

FINANCIAL CONDITION

LOANS On June 30, 2000 total loans outstanding, net of unearned discount, were $443.2 million, an increase of 4.8% from the total on December 31, 1999. At June 30, 2000 commercial real estate loans accounted for 47.6% and residential real estate loans accounted for 18.6% of total loans. Construction loans increased $22.9 million at June 30, 2000 from $21.7 million on December 31, 1999.

ALLOWANCE FOR LOAN LOSSES

                  The allowance for loan losses was 1.07% of total loans on June 30, 2000 compared with 1.81% on December 31, 1999. Net charge-offs for the six month period ended June 30, 2000 were $3.6 million, compared with $75 thousand for the same period in 1999. The increase in net charge-offs primarily reflects the deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million. Management reported this credit in the third quarter 10Q, placed it to nonaccrual loans during the fourth quarter of 1999 and subsequently charged-off $3.5 million during the first quarter of 2000.

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

                                                June 30, 2000  December 31, 1999
                                                -------------  -----------------
                                                      (Dollars In Thousands)
                  Nonaccruing loans                 $  298          $4,621
                  Loans past due 90 days
                    or more                         $   76          $  188


                  Nonaccruing loans as a
                    percentage of total loans         0.07%           1.09%

                  The decrease in nonaccruing loans was mainly attributable to the previously mentioned $3.5 million charge-off that occurred during the first quarter of 2000.

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

                                              June 30, 2000    December 31, 1999
                                              -------------    -----------------
                                                    (Dollars In Thousands)
         SECURITIES AVAILABLE-FOR-SALE
         U.S. Government and
          Agencies                                $215,325           $209,414
         Other Bonds                                16,913             16,197

         Mortgage-backed Securities                 27,837             29,364
                                                  --------           --------

         Total Securities Available-for Sale      $260,075           $254,975
                                                  ========           ========

         SECURITIES HELD-TO-MATURITY
         U.S. Government and
           Agencies                               $ 83,975           $ 82,824
         Other bonds                                    25                 50
         Mortgage-backed Securities                 88,705             69,725
                                                  --------           --------

         Total Securities Held-to-Maturity        $172,705           $152,599
                                                  ========           ========

                                    10 of 13

                  Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

SECURITIES HELD-TO-MATURITY

                  The securities held-to-maturity portfolio totaled $172.7 million on June 30, 2000, an increase of 13.2% from the total on December 31, 1999. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 4.4 years. Total Securities held-to-maturity increased primarily as a result of growth in borrowings.

SECURITIES AVAILABLE-FOR-SALE

                  The securities available-for-sale portfolio totaled $260.1 million at June 30, 2000, an increase of 2.0% from December 31, 1999. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 3.5 years.

DEPOSITS AND BORROWED FUNDS

                  On June 30, 2000 deposits totaled $651.4 million, representing a 1.2% increase in total deposits from December 31, 1999. Total deposits increased primarily as a result of core deposit growth. Borrowed funds totaled $196.8 million compared to $177.1 million at December 31, 1999. The majority of the increase was an increase in borrowings from the Federal Home Loan Bank which were primarily used for leveraged balance sheet transactions.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                  For the three month period ended June 30, 2000 net interest income totaled $8.8 million, an increase of 9.2% from the comparable period in 1999. For the six month period ended June 30, 2000 net interest income totaled $17.3 million, an increase of 8.1% from the comparable period in 1999. Interest income was affected positively by balance sheet growth. The net yield on average earning assets on a fully taxable equivalent basis decreased to 4.02% in the first six months of 2000 from 4.11% during the same period in 1999. The decrease was mainly attributable to leveraged balance sheet transactions.

PROVISION FOR LOAN LOSSES

                  For the three month period ended June 30, 2000 the loan loss provision totaled $375 thousand compared to $225 thousand for the same period last year. For the six month period ended June 30, 2000 the loan loss provision totaled $675 thousand compared to $450 thousand for the same period in 1999.

                  Loan loss provision increased due to growth in the loan portfolio. The Company's loan loss allowance as a percentage of total loans outstanding has decreased from 1.58% at June 30, 1999 to 1.07% at June 30, 2000.


                                    11 of 13

                  Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

NON-INTEREST INCOME AND EXPENSE

                  Other operating income for the quarter ended June 30, 2000 was $2.1 million compared to $1.5 million for the second quarter of 1999. The Company benefited from a pretax gain of $386 thousand associated with the sale of Company owned real estate. For the six month period ending June 30, 2000 other operating income totaled $3.5 million compared to $2.8 million for the same period in 1999. This was mainly attributable to the previously mentioned pretax realized gain of $386 thousand associated with the sale of Company owned real estate.

                  During the second quarter 2000, operating expenses increased by $576 thousand to $6.3 million or 10.0% from the same quarter last year. Most of the increase was in staff levels as well as merit increases in salaries and employee benefits with the remainder in all other expenses. For the six month period ended June 30, 2000 operating expenses totaled $12.3 million compared to $11.3 million for the same period in 1999. Most of the increase was in salaries and employee benefits with the remainder in all other expenses.

INCOME TAXES

                  For the second quarter of 2000, the Company's income taxes totaled $1.5 million on pretax income of $4.2 million for an effective tax rate of 35.9%. For last year's corresponding quarter, the Company's income taxes totaled $1.4 million on pretax income of $3.7 million for an effective tax rate of 37.6%. For the six month period ended June 30, 2000 income taxes totaled $2.8 million on a pretax income of $7.9 million for an effective tax rate of 35.8%. For last year's corresponding period income taxes totaled $2.7 million on pretax income of $7.1 million for an effective tax rate of 37.5%. The tax rate is lower in the current period due to strategic tax savings initiatives.

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