Form 10-Q
period 2000-09-30
CENTURY BANCORP INC
filed 2000-11-13
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 2000
                              --------------------------------------------------
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------

Commission file number.                      0-15752
                       ---------------------------------------------------------

                              CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



COMMONWEALTH OF MASSACHUSETTS                                                                               04-2498617
------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer IdentificationNo.)

400 MYSTIC AVENUE, MEDFORD, MA                                                                                   02155
------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                     (Zip Code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2000:

          CLASS A COMMON STOCK, $1.00 PAR VALUE          3,416,000 SHARES
          CLASS B COMMON STOCK, $1.00 PAR VALUE          2,144,350 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   NOVEMBER 13, 2000                        CENTURY BANCORP, Inc.
     --------------------------------  -----------------------------------------
                                                     (Registrant)



/s/ Paul V. Cusick, Jr.                 /s/ Kenneth A. Samuelian
----------------------------------      ---------------------------------------
PAUL V. CUSICK, JR.                     KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER            VICE PRESIDENT AND CONTROLLER,
(PRINCIPAL FINANCIAL OFFICER)           CENTURY BANK & TRUST COMPANY
                                        (CHIEF ACCOUNTING OFFICER)


                                     1 of 13

                              Century Bancorp, Inc.

                                                                      Page
                                    Index                             Number
                                    -----                             ------

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets:
            September 30, 2000 and December 31, 1999.                   3

            Consolidated Statements of Income:
            Three (3) Months Ended September 30,
            2000 and 1999; and Nine (9) Months                          4
            Ended September 30, 2000 and 1999.

            Consolidated Statements of Changes in Stockholders,
            Equity: Nine (9) Months Ended September 30,
            2000 and 1999.                                              5

            Consolidated Statements of Cash Flows:
            Nine (9) Months Ended September 30,
            2000 and 1999.                                              6

            Notes to Consolidated Financial
            Statements                                                  7 - 8

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                  9 - 12


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK                                                 13

PART II.    OTHER INFORMATION

            Item 1 through Item 6                                       13




                                     2 of 13

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
-------------------------------------------------------------------------------------------------------------
                         (000's)                                                  Sept. 30,        Dec. 31,
ASSETS                                                                              2000            1999
                                                                                  ---------       ---------
Cash and due from banks                                                           $  48,724       $  34,512
Federal funds sold and interest-bearing deposits in other banks                           7          32,016
                                                                                  ---------       ---------
    Total cash and cash equivalents                                                  48,731          66,528
                                                                                  ---------       ---------
Securities available-for-sale, amortized cost $269,310 and
         $263,690, respectively                                                     263,519         254,975
Securities held-to-maturity, market value $167,311 and
         $146,603, respectively                                                     171,048         152,599

Loans, net of unearned discount:
  Commercial & industrial                                                            88,620          77,166
  Construction & land development                                                    20,551          21,682
  Commercial real estate                                                            208,299         209,332
  Industrial revenue bonds                                                              137             190
  Residential real estate                                                            82,711          82,968
  Consumer                                                                            9,948          11,678
  Home equity                                                                        21,046          19,227
  Overdrafts                                                                            664             482
                                                                                  ---------       ---------
    Total loans, net of unearned discount                                           431,976         422,725
      Less: allowance for loan losses                                                 5,206           7,646
                                                                                  ---------       ---------
        Net loans                                                                   426,770         415,079

  Bank premises and equipment, net                                                    8,855           9,473
  Accrued interest receivable                                                         8,111           6,624
  Other assets                                                                       18,872          20,255
                                                                                  ---------       ---------
          Total assets                                                            $ 945,906       $ 925,533
                                                                                  =========       =========
LIABILITIES
Deposits:
  Demand deposits                                                                 $ 174,098       $ 143,280
  Savings and NOW deposits                                                          169,444         152,089
  Money market accounts                                                              82,235          77,729
  Time deposits                                                                     237,480         270,575
                                                                                  ---------       ---------
    Total deposits                                                                  663,257         643,673

Securities sold under agreements to repurchase                                       61,190          59,480
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                   114,574         117,594
Other liabilities                                                                    11,314          15,740
Long term debt                                                                       28,750          28,750
                                                                                  ---------       ---------
        Total liabilities                                                           879,085         865,237

STOCKHOLDERS' EQUITY
  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,754,600 and 3,721,850, respectively                   3,755           3,722
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,191,900 and 2,196,900, respectively                    2,192           2,197
  Additional paid-in capital                                                         11,093          11,017
  Retained earnings                                                                  58,687          52,188
  Treasury stock, Class A, 338,600 and 200,600 shares, at cost, respectively         (5,101)         (3,122)
  Treasury stock, Class B, 47,550 shares, each period, at cost, respectively            (41)            (41)
                                                                                  ---------       ---------
                                                                                     70,585          65,961
  Accumulated other comprehensive (loss)                                             (3,764)         (5,665)
                                                                                  ---------       ---------
        Total stockholders' equity                                                   66,821          60,296
                                                                                  ---------       ---------
          Total liabilities and stockholders' equity                              $ 945,906       $ 925,533
                                                                                  =========       =========

See accompanying Notes to Consolidated Financial Statements.            3 of 13

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                           (000's except share data)                  Three months ended Sept. 30,     Nine months ended Sept. 30,
                                                                          2000            1999            2000            1999
                                                                       ----------      ----------      ----------      ----------
Interest income
  Loans                                                                $    9,968      $    9,056      $   29,223      $   26,540
  Securities held-to-maturity                                               2,684           2,264           7,706           6,957
  Securities available-for-sale                                             4,071           3,341          11,994           9,678
  Federal funds sold and interest-bearing deposits in other banks             220              21             424             240
                                                                       ----------      ----------      ----------      ----------
      Total interest income                                                16,943          14,682          49,347          43,415

Interest expense
  Savings and NOW deposits                                                  1,035             908           3,071           2,894
  Money market accounts                                                       602             517           1,676           1,627
  Time deposits                                                             3,509           2,751           9,881           8,447
  Securities sold under agreements to repurchase                              715             472           2,137           1,289
  FHLB borrowings, other borrowed funds and long term debt                  2,097           1,880           6,287           4,964
                                                                       ----------      ----------      ----------      ----------
      Total interest expense                                                7,958           6,528          23,052          19,221
                                                                       ----------      ----------      ----------      ----------
        Net interest income                                                 8,985           8,154          26,295          24,194

          Provision for loan losses                                           375             225           1,050             675
                                                                       ----------      ----------      ----------      ----------
        Net interest income after provision
         for loan losses                                                    8,610           7,929          25,245          23,519

Other operating income
  Service charges on deposit accounts                                         573             469           1,559           1,349
  Lockbox fees                                                                759             447           1,763           1,355
  Brokerage commissions                                                       317             358           1,172           1,125
  Other income                                                                123             133             797             408
                                                                       ----------      ----------      ----------      ----------
      Total other operating income                                          1,772           1,407           5,291           4,237
                                                                       ----------      ----------      ----------      ----------
Operating expenses
  Salaries and employee benefits                                            4,018           3,589          11,832          10,659
  Occupancy                                                                   405             378           1,182           1,142
  Equipment                                                                   428             337           1,207           1,009
  Other                                                                     1,698           1,309           4,619           4,152
                                                                       ----------      ----------      ----------      ----------
      Total operating expenses                                              6,549           5,613          18,840          16,962
                                                                       ----------      ----------      ----------      ----------

        Income before income taxes                                          3,833           3,723          11,696          10,794

 Provision for income taxes                                                 1,307           1,275           4,124           3,925
                                                                       ----------      ----------      ----------      ----------

        Net income                                                     $    2,526      $    2,448      $    7,572      $    6,869
                                                                       ==========      ==========      ==========      ==========

----------------------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding, basic                  5,560,350       5,804,096       5,611,714       5,814,641
  Weighted average number of shares outstanding, diluted                5,560,350       5,827,577       5,612,371       5,843,089
  Net income per share, basic                                          $     0.45      $     0.42      $     1.35      $     1.18
  Net income per share, diluted                                        $     0.45      $     0.42      $     1.35      $     1.18
  Cash dividends declared:
    Class A common stock                                               $   0.0900      $   0.0800      $   0.2500      $   0.2200
    Class B common stock                                               $   0.0450      $   0.0370      $   0.1190      $   0.0910

See accompanying Notes to Consolidated Financial Statements.

                                                                         4 of 13

Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                          Class A   Class B   Additional           Treasury   Treasury     Other         Total
                                           Common   Common     Paid-In   Retained    Stock      Stock   Comprehensive Stockholders'
Nine months ended September 30,            Stock     Stock     Capital   Earnings   Class A    Class B  Income (Loss)    Equity
                                       --------------------------------------------------------------------------------------------
                                                                               (000's)
1999
Balance at December 31, 1998              $  3,673  $  2,227   $ 10,965  $ 44,451   $   (136)  $    (41)  $    (88)    $ 61,051

Net income                                    --        --         --       6,869       --         --         --          6,869

Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale             --        --         --        --         --         --       (3,948)      (3,948)
                                                                                                                       --------
Comprehensive income                                                                                                      2,921

Conversion of Class B common stock to
  Class A common stock, 29,420 shares           29       (29)

Stock options exercised, 17,533 shares          18      --           48      --         --         --         --             66

Treasury stock repurchase, 76,300 shares      --        --         --        --       (1,390)      --         --         (1,390)

Cash dividends, Class A common stock,
    $.220 per share                           --        --         --        (805)      --         --         --           (805)

Cash dividends, Class B common stock,
    $.091 per share                           --        --         --        (196)      --         --         --           (196)
                                       --------------------------------------------------------------------------------------------
Balance at September 30, 1999             $  3,720  $  2,197   $ 11,013  $ 50,319   $ (1,526)  $    (41)  $ (4,036)    $ 61,646
                                       ============================================================================================

2000
Balance at December 31, 1999              $  3,722  $  2,197   $ 11,017  $ 52,188   $ (3,122)  $    (41)  $ (5,665)    $ 60,296

Net income                                    --        --         --       7,572       --         --         --          7,572

Other comprehensive income, net of tax:
  Decrease in unrealized loss on
    securities available-for-sale             --        --         --        --         --         --        1,901        1,901
                                                                                                                       --------
Comprehensive income                                                                                                      9,473

Conversion of Class B common stock to
    Class A common stock, 5,000 shares           5        (5)      --        --         --         --         --           --

Stock options exercised, 27,750 shares          28      --           76      --         --         --         --            104

Treasury stock repurchases, 138,000 shares    --        --         --        --       (1,979)      --         --         (1,979)

Cash dividends, Class A common stock,
    $.24 per share                            --        --         --        (836)      --         --         --           (836)

Cash dividends, Class B common stock,
    $.111 per share                           --        --         --        (237)      --         --         --           (237)
                                       --------------------------------------------------------------------------------------------
Balance at September 30, 2000             $  3,755  $  2,192   $ 11,093  $ 58,687   $ (5,101)  $    (41)  $ (3,764)    $ 66,821
                                       ============================================================================================


See accompanying Notes to Consolidated Financial Statements.


                                                                         5 of 13

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)            2000          1999
-------------------------------------------------------------------------------------------------------------
                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                            (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  7,572       $  6,869
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                       1,050            675
      Decrease (increase) in deferred income taxes                                      406           (681)
      Net depreciation and amortization                                               1,491          1,384
      Increase in accrued interest receivable                                        (1,487)          (635)
      Increase in other assets                                                         (735)          (560)
      Proceeds from sales of loans                                                       56            145
      Gain on sales of loans                                                             (1)            (2)
      Gain on sale of building                                                         (386)          --
      Increase in other liabilities                                                   1,574          1,982
                                                                                   --------       --------
        Net cash provided by operating activities                                     9,540          9,177
                                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                          10,428         56,736
  Purchase of securities available-for-sale                                         (28,934)       (91,918)
  Proceeds from maturities of securities held-to-maturity                             9,076         52,649
  Purchase of securities held-to-maturity                                           (14,682)       (47,730)
  Decrease in payable for investments purchased                                      (6,000)       (17,992)
  Net increase in loans                                                             (12,513)       (12,191)
  Proceeds from sale of building                                                      1,342           --
  Capital expenditures                                                               (1,380)          (721)
                                                                                   --------       --------
    Net cash used in investing activities                                           (42,663)       (61,167)
                                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                     (33,095)       (27,499)
  Net increase (decrease) in demand, savings, money market and NOW deposits          52,679        (33,464)
  Net proceeds from the issuance of common stock                                        104             66
  Treasury stock repurchases                                                         (1,979)        (1,390)
  Cash Dividends                                                                     (1,073)        (1,001)
  Net increase (decrease) in securities sold under agreements to repurchase           1,710         (8,320)
  Net (decrease) increase in FHLB borrowings and other borrowed funds                (3,020)        95,949
                                                                                   --------       --------
    Net cash provided by financing activities                                        15,326         24,341
                                                                                   --------       --------
Net decrease in cash and cash equivalents                                           (17,797)       (27,649)
  Cash and cash equivalents at beginning of year                                     66,528         61,019
                                                                                   --------       --------
  Cash and cash equivalents at end of period                                       $ 48,731       $ 33,370
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                       $ 22,046       $ 18,999
    Income taxes                                                                      2,998          2,567
  Change in unrealized losses on securities available-for-sale, net of  taxes      $  1,901       ($ 3,948)




See accompanying Notes to Consolidated Financial Statements.


                                                                         6 of 13

                              Century Bancorp Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION       In the opinion of management, the accompanying
                            unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc.
                            (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended
                            September 30, 2000, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for year ended December 31, 1999.

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


                            ====================================================









                                     8 of 13

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW      For the quarter ended and year-to-date ended September 30, 2000.

              Earnings for the third quarter ended September 30, 2000 were $2.5 million, an increase of 3.2% when compared with the third quarter 1999 earnings of $2.4 million. Diluted earnings per share for the third quarter 2000 were $0.45 versus $0.42 for the third quarter of 1999. The increase was attributable to balance sheet growth.

              For the nine months ending September 30, 2000, earnings were $7.6 million an increase of 10.2% when compared with the same period last year earnings of $6.9 million. Diluted earnings per share for the first nine months were $1.35 versus $1.18 for the first nine months of 1999. The increase was attributable to balance sheet growth and increases in fee income.

              Total assets were $945.9 million at September 30, 2000 compared to $925.5 million at December 31, 1999. The increase was attributable to loan and investment growth as well as deposit and borrowings growth.

              During the third quarter of 2000, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. The program expires on July 14, 2001.

FINANCIAL CONDITION

LOANS On September 30, 2000 total loans outstanding, net of unearned discount, were $432.0 million, an increase of 2.2% from the total on December 31, 1999. At September 30, 2000 commercial real estate loans accounted for 48.2% and residential real estate loans accounted for 24.0% of total loans. Construction loans decreased to $20.6 million at September 30, 2000 from $21.7 million on December 31, 1999.

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

ALLOWANCE FOR LOAN LOSSES

              The allowance for loan losses was 1.21% of total loans on September 30, 2000 compared with 1.81% on December 31, 1999. Net charge-offs for the nine month period ended September 30, 2000, were $3.5 million, compared with $43 thousand for the same period in 1999. The increase in net charge-offs primarily reflects the deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million. Management reported this credit in the third quarter 1999 10Q, placed it to nonaccrual loans during the fourth quarter of 1999 and subsequently


                                    9 of 13

              Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

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


                                       September 30, 2000   December 31, 1999
                                       ------------------   -----------------
                                                 (Dollars In Thousands)

              Nonaccruing loans                  $148            $4,621
              Loans past due 90 days
                or more                          $  0            $  188


              Nonaccruing loans as a
                percentage of total loans         .03%              1.09%


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

                                            September 30, 2000   December 31, 1999
                                            ------------------   -----------------
                                                    (Dollars In Thousands)
              SECURITIES AVAILABLE-FOR-SALE
              U.S. Government and
                 Agencies                          $217,933           $209,414
              Other Bonds and Equity Securities      18,378             16,197
              Mortgage-backed Securities             27,208             29,364
                                                   --------           --------

              Total Securities Available-for Sale  $263,519           $254,975
                                                   ========           ========

                                    10 of 13

              Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


              SECURITIES HELD-TO-MATURITY
              U.S. Government and
                Agencies                              $ 85,978    $ 82,824
              Other bonds                                   25          50
              Mortgage-backed Securities                85,045      69,725
                                                      --------     -------

              Total Securities Held-to-Maturity       $171,048    $152,599
                                                      ========    ========

SECURITIES AVAILABLE-FOR-SALE

              The securities available-for-sale portfolio totaled $263.5 million at September 30, 2000, an increase of 3.4% from December 31, 1999. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 3.2 years.

SECURITIES HELD-TO-MATURITY

              The securities held-to-maturity portfolio totaled $171.0 million on September 30, 2000, an increase of 12.1% from the total on December 31, 1999. The portfolio is concentrated in United States Treasury and Agency securities, including Mortgage Backed Securities and has an estimated weighted average maturity of 4.0 years.

DEPOSITS AND BORROWED FUNDS

              On September 30, 2000 deposits totaled $663.3 million, representing a 3.0% increase in total deposits from December 31, 1999. Total deposits increased primarily as a result of core deposit growth. Borrowed funds totaled $175.8 million compared to $177.1 million at December 31, 1999.


RESULTS OF OPERATIONS

NET INTEREST INCOME

              For the three month period ended September 30, 2000 net interest income totaled $9.0 million, an increase of 10.2% from the comparable period in 1999. For the nine month period ended September 30, 2000 net interest income totaled $26.3 million, an increase of 8.7% from the comparable period in 1999. Interest income was affected positively by balance sheet growth. The net yield on average earning assets on a fully taxable equivalent basis decreased to 4.01 in the first nine months of 2000 from 4.09% during the same period in 1999. The decrease was mainly attributable to leveraged balance sheet transactions and competetive pressures on loan pricing.


                                    11 of 13

              Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

PROVISION FOR LOAN LOSSES

              For the three month period ended September 30, 2000 the loan loss provision totaled $375 thousand compared to $225 thousand for the same period last year. For the nine month period ended September 30, 2000 the loan loss provision totaled $1,050 thousand compared to $675 thousand for the same period in 1999.

              Loan loss provision increased due to growth in the loan portfolio. The Company's loan loss allowance as a percentage of total loans outstanding has decreased from 1.63% at September 30, 1999 to 1.21% at September 30, 2000.

NON-INTEREST INCOME AND EXPENSE

              Other operating income for the quarter ended September 30, 2000 was $1.8 million compared to $1.4 million for the third quarter of 1999. The increase was mainly attributable to an increase of $312 thousand in lockbox fees. For the nine month period ending September 30, 1999 other operating income totaled $5.3 million compared to $4.2 million for the same period in 1999.This was mainly attributable to an increase of $408 thousand in lockbox fees and the benefit from a pretax gain of $386 thousand associated with the sale of Company owned real estate.

              During the third quarter 2000, operating expenses increased by $936 thousand to $6.5 million or 16.7% from the same quarter last year. Most of the increase was in staff levels as well as merit increases in salaries and employee benefits with the remainder in all other expenses. For the nine month period ended September 30, 2000 operating expenses totaled $18.8 million compared to $17.0 million for the same period in 1999. Most of the increase was in salaries and benefits with the remainder in all other expenses.

INCOME TAXES

              For the third quarter of 2000, the Company's income taxes totaled $1.3 million on pretax income of $3.8 million for an effective tax rate of 34.1%. For last year's corresponding quarter, the Company's income taxes totaled $1.3 million on pretax income of $3.7 million for an effective rate of 34.2%. For the nine month period ended September 30, 2000 income taxes totaled $4.1 million on a pretax income of $11.7 million for an effective tax rate of 35.3% For last year's corresponding period income taxes totaled $3.9 million on pretax income of $10.8 million for an effective tax rate of 36.4%.


              ==================================================================


                                    12 of 13

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


              ==================================================================


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