Form 10-K
period 2000-12-31
CENTURY BANCORP INC
filed 2001-03-28
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended          DECEMBER 31, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001:

                                   $5,316,055


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28,2001:

             CLASS A COMMON STOCK, $1.00 PAR VALUE 3,410,200 SHARES CLASS B COMMON STOCK, $1.00 PAR VALUE 2,140,150 SHARES

                              CENTURY BANCORP INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
                                        PART I

ITEM 1                BUSINESS                                                   1-13

ITEM 2                PROPERTIES                                                   13

ITEM 3                LEGAL PROCEEDINGS                                            13

ITEM 4                SUBMISSION OF MATTERS TO A VOTE OF SECURITY                  14
                        HOLDERS

                                       PART II

ITEM 5                MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED         14-15
                        STOCKHOLDER MATTERS

ITEM 6                SELECTED FINANCIAL DATA                                      15

ITEM 7                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            15
                        CONDITION AND RESULTS OF OPERATIONS

ITEM 7a               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET        15
                        RISK

ITEM 8                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  15

ITEM 9                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                15
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                       PART III

ITEM 10               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        41-43

ITEM 11               EXECUTIVE COMPENSATION AND OTHER INFORMATION              43-47

ITEM 12               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS              48
                        AND MANAGEMENT

ITEM 13               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               49

                                       PART IV

ITEM 14               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND                  49
                        REPORTS ON FORM 8-K

                                    SIGNATURES                                     50

                                     PART I

ITEM 1.   BUSINESS

THE COMPANY


Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the "Company"), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the "Bank"): Century Bank and Trust Company formed in 1969. The Company had total assets of $1,083.8 million on December 31, 2000. The Company presently operates 17 banking offices in 16 cities and towns in Massachusetts ranging from Braintree to Peabody. The Banks' customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

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

                                                                 YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                          2000                              1999                              1998
                              -------------------------------   -------------------------------   -------------------------------
                              Average   Interest      Rate      Average   Interest      Rate      Average   Interest      Rate
                              Balance   Income(1)   Earned(1)   Balance   Income(1)   Earned(1)   Balance   Income(1)   Earned(1)
                                                                    (Dollars In Thousands)
Assets

Interest-earning assets:
Loans(2)......................  $434,780   $39,205      9.02%     $405,794    $35,720     8.80%     $358,498   $33,461      9.33%

Securities available-for-sale:
     Taxable..................   266,759    16,050      6.02%      229,015     13,441     5.87%      138,104     8,314      6.02%
     Tax-exempt...............       874        57      6.52%          724         34     4.70%          808        47      5.82%

Securities held-to-maturity:
     Taxable..................   165,970    10,379      6.25%      157,696      9,261     5.87%      137,238     8.610      6.27%
     Tax-exempt...............         0         0      0.00%           10          1    10.00%           21         3     14.29%

Federal funds sold............    14,156       888      6.27%        7,786        385     4.94%       28,241     1,516      5.37%
Interest bearing deposits
  in other banks..............         6         0      6.67%           67          3     4.48%          571        44      7.71%
                                --------   -------                --------    -------               --------   -------
        Total interest-earning
        assets................   882,545    66,579      7.54%      801,092     58,845     7.35%      663,481    51,995      7.84%
                                           -------      -----                 -------     ----                 -------      ----


Non interest-earning
  assets......................    72,151                            65,903                            61,421

Allowance for loan losses.....    (5,681)                           (6,494)                           (5,452)
                                --------                          --------                          --------
        Total assets..........  $949,015                          $860,501                          $719,450
                                ========                          ========                          ========

----------
(1) On a fully taxable equivalent basis calculated using a federal tax rate of 35%.
(2) Nonaccrual loans are included in average amounts outstanding.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                     2000                                      1999
                                                                     ----                                      ----
                                                   Average   Interest Income   Rate Earned   Average   Interest Income   Rate Earned
                                                   Balance     /Expense(1)      /Paid(1)     Balance     /Expense(1)      /Paid(1)
                                                   --------  ---------------   -----------   --------  ---------------   -----------
                                                                                   (Dollars In Thousands)
Liabilities and Stockholders'
Equity

Interest-bearing deposits:
  NOW accounts                                     $127,809           $2,926         2.29%   $116,753           $2,541         2.18%
  Savings accounts                                   60,373            1,167         1.93%     58,733            1,283         2.18%
  Money market accounts                              82,686            2,306         2.79%     82,292            2,149         2.61%
  Time deposits                                     242,061           13,642         5.64%    228,157           11,326         4.96%
                                                   --------           ------                  -------           ------
    Total interest-bearing
      deposits                                      512,929           20,041         3.91%    485,935           17,299         3.56%

Securities sold under
  agreements to repurchase                           68,808            2,919         4.24%     48,782            1,863         3.82%

Other borrowed funds and Long Term Debt             123,886            8,132         6.56%    114,593            7,122         6.22%
                                                    ------------------------                  ------------------------

    Total interest-bearing
      liabilities                                   705,623           31,092         4.41%    649,310           26,284         4.05%
                                                                      ------         ----                       ------         ----
Non interest-bearing
    liabilities

      Demand deposits                               168,557                                   138,493
      Other liabilities                              11,411                                    11,088
                                                   --------                                  --------
        Total liabilities                           885,591                                   798,891
Stockholders' equity                                 63,424                                    61,610
                                                   --------                                  --------
  Total liabilities &
    stockholders' equity                           $949,015                                  $860,501
                                                   ========                                  ========
Net interest income(1)                                               $35,487                                   $32,561
                                                                     =======                                   =======
Net interest spread                                                                  3.14%                                     3.30%
                                                                                   =======                                   =======
Net yield on earnings assets                                                         4.02%                                     4.07%
                                                                                   =======                                   =======


                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                                     1998
                                                                     ----
                                                   Average   Interest Income   Rate Earned
                                                   Balance     /Expense(1)      /Paid(1)
                                                   --------  ---------------   -----------
                                                            (Dollars In Thousands)
Liabilities and Stockholders'
Equity

Interest-bearing deposits:
  NOW accounts                                     $110,066           $2,745         2.49%
  Savings accounts                                   56,802            1,422         2.50%
  Money market accounts                              77,930            2,255         2.89%
  Time deposits                                     213,861           11,445         5.35%
                                                    -------           ------
    Total interest-bearing
      deposits                                      458,659           17,867         3.90%

Securities sold under
  agreements to repurchase                           36,953            1,574         4.26%

Other borrowed funds and Long Term Debt              38,293            2,574         6.72%
                                                   -------------------------

    Total interest-bearing
      liabilities                                   533,905           22,015         4.12%
                                                                      ------         ----
Non interest-bearing
    liabilities

      Demand deposits                               119,802
      Other liabilities                               8,204
                                                   --------
        Total liabilities                           661,911
Stockholders' equity                                 57,539
                                                   --------
  Total liabilities &
    stockholders' equity                           $719,450
                                                   ========
Net interest income(1)                                               $29,980
                                                                     =======
Net interest spread                                                                  3.71%
                                                                                   =======
Net yield on earnings assets                                                         4.52%
                                                                                   =======

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

Net interest income improved in 2000. Interest income was affected positively by higher loan and securities volume, primarily as a result of organic growth. Net interest income increase primarily as a result of organic deposit growth and increases in loan and securities volume. Interest expense rose primarily because of a higher level of time deposit rates and borrowed funds rates. Interest income on securities increased primarily because of volume.

                                                                          Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                      2000 Compared with 1999                     1999 Compared with 1998
                                               -------------------------------------        -------------------------------------
                                               Increase/(Decrease)                          Increase/(Decrease)
                                               Due to Change in                             Due to Change in
                                                                                                                          Total
                                                                                            Average        Average       Increase
                                               Volume          Rate       Income Amount     Balance          Rate       (Decrease)
                                               -------        -------     -------------     -------        -------      ----------
                                                                                   (In Thousands)
          Interest income:
          Loans                                $ 2,598        $   887        $ 3,485        $ 4,239        $(1,980)       $ 2,259
          Securities available-for-sale:
            Taxable                              2,264            345          2,609          5,341           (214)         5,127
            Tax-exempt                               8             15             23             (5)            (8)           (13)
          Securities held-to-maturity:
            Taxable                                500            618          1,118          1,226           (575)           651
            Tax-exempt                              (0)            (1)            (1)            (1)            (1)            (2)
          Federal funds sold                       379            124            503         (1,020)          (111)        (1,131)
          Interest-bearing deposits
           in other banks                           (4)             1             (3)           (28)           (13)           (41)
                                               -------        -------        -------        -------        -------        -------
            Total interest income                5,745          1,989          7,734          9,752         (2,902)         6,850
                                               -------        -------        -------        -------        -------        -------

         Interest expense:
          Deposits:
           NOW accounts                            249            136            385            160           (364)          (204)
           Savings accounts                         35           (151)          (116)            47           (186)          (139)
           Money market accounts                    10            147            157            122           (228)          (106)
           Time deposits                           719          1,597          2,316            738           (857)          (119)
                                               -------        -------        -------        -------        -------        -------
             Total interest-bearing
              deposits                           1,013          1,729          2,742          1,067         (1,635)          (568)
          Securities sold under
          agreements to repurchase                 832            224          1,056            464           (175)           289

         Other borrowed funds
            and long term debt                     597            413          1,010          4,756           (208)         4,548
                                               -------        -------        -------        -------        -------        -------
         Total interest expense                  2,442          2,366          4,808          6,287         (2,018)         4,269
                                               -------        -------        -------        -------        -------        -------
         Change in net interest income         $ 3,303        $  (377)       $ 2,926        $ 3,465        $  (884)       $ 2,581
                                               =======        =======        =======        =======        =======        =======

The following table summarizes the remaining maturity distribution of certain components of the Company's loan portfolio at December 31, 2000. The table excludes loans secured by one-to-four family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

                                                 Remaining Maturities of Selected Loans at December 31, 2000
                                             --------------------------------------------------------------------
                                             One Year          One to Five             Over
                                             or Less              Years             Five Years            Total
                                             --------            --------            --------            --------
                                                                    (In Thousands)
Construction and land development            $ 18,864            $  2,976            $      0            $ 21,840
Commercial and industrial                      53,873              35,503               6,581              95,957
Industrial revenue bonds                            2                 117                   0                 119
Commercial real estate                         52,004             147,588               9,641             209,233
                                             --------            --------            --------            --------
  Total                                      $124,743            $186,184            $ 16,222            $327,149
                                             ========            ========            ========            ========

The following table indicates the rate variability of the above loans due after one year.

                                                                December 31, 2000
                                                 ------------------------------------------------
                                               One to Five             Over
                                                  Years             Five Years            Total
                                                 --------            --------            --------
                                                                  (In Thousands)
Predetermined interest rates                     $133,306            $ 15,256            $148,562
Floating or adjustable interest rates              52,878                 966              53,844
                                                 --------            --------            --------
  Total                                          $186,184            $ 16,222            $202,406
                                                 ========            ========            ========

Individual loan officers have designated lending authorities established by the Board of Directors, with larger loans requiring a second approval. The Bank has an Executive Committee of its Board of Directors which meets monthly and reviews all credits above a specified size. In addition, the Company has an Executive Management Committee which meets bi-monthly and monitors the Company's lending policies and practices. The members of the Executive Management Committee are:
Marshall M. Sloane, Chairman, President and CEO; Jonathan G. Sloane, Executive Vice President; Paul V. Cusick, Jr., Vice President and Treasurer; all of the Company, and David B. Woonton, Paul A. Evangelista and William J. Sloboda, all Executive Vice Presidents of the Bank.

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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Banks's market area which generally includes Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long-term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This compliments the above C&I emphasis placed on the operating business entities and will be continued. The regional economic environment impacts on the risk to both non-residential and residential mortgages. This environment has improved over the recent period. Together the above factors have stabilized many sections of the regional market. Residential real estate (1-4 family) includes two categories of loans. Approximately $10 million of loans are classified as "Commercial and Industrial" type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk.

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

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. At December 31, 2000, the Company was obligated to advance a total of $24.5 million to complete projects under construction.

At December 31, 2000, approximately 47.6% of the Company's loan portfolio consisted of commercial real estate loans. Construction loans had declined to
5.0 % of the Company's outstanding loans.

At December 31, 2000, the Company's residential mortgage loans amounted to $81.5 million. The Company's consumer loan portfolio amounted to $30.3 million at December 31, 2000, primarily consisting of home equity loans of $21.1 million and personal lines of credit, motor vehicle loans and other installment loans of $9.2 million.

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

The lower level of nonperforming assets in 2000 resulted from a reduction in new additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans.

The higher level of nonperforming assets for 1999, reflects the deterioration of one borrower's credit quality, with whom the Company has a total relationship of $4.1 million. Management placed this credit to nonaccrual status during the fourth quarter of 1999.

In addition to the above, the Company is monitoring closely $9.9 million of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2000, such values can fluctuate with changes in the economy and the real estate market.

There were no impaired loans with specific reserves at December 31, 2000 and 1999 because, in the opinion of management, none required a specific reserve. All impaired loans have been measured using the fair value of the collateral method.

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company's allowance for loan losses for the years indicated.

                                                                           Year Ended December 31,
                                                  ------------------------------------------------------------------------------
                                                     2000             1999             1998              1997            1996
                                                  ---------        ---------         ---------        ---------        ---------
                                                                               (Dollars in Thousands)
Year end loans outstanding
  (net of unearned discount)                      $ 439,563        $ 422,725         $ 395,903        $ 316,390        $ 288,280
                                                  =========        =========         =========        =========        =========

Average loans outstanding
  (net of unearned discount)                      $ 434,780        $ 405,794         $ 358,498        $ 304,147        $ 281,943
                                                  =========        =========         =========        =========        =========

Balance of allowance for
  loan losses at
  beginning of year                               $   7,646        $   6,022         $   4,446        $   4,179        $   4,193
                                                  ---------        ---------         ---------        ---------        ---------

Loans charged-off:
  Commercial                                          3,522               81               316               25                2
  Construction and land development                       0                0                 0                0                0
  Commercial real estate                                  0               61                21               48              380
  Residential real estate                                 0               14                 0              363              801
  Consumer                                              139              315               506              253              120
                                                  ---------        ---------         ---------        ---------        ---------
     Total loans charged-off                          3,661              471               843              689            1,303
                                                  ---------        ---------         ---------        ---------        ---------

Recoveries of loans previously charged-off:
  Commercial                                             26              197                21               76               78
  Real estate                                           195              393               367              162              163
  Consumer                                               31               30                37               58               28
                                                  ---------        ---------         ---------        ---------        ---------
     Total recoveries of loans
      previously charged-off                            252              620               425              296              269
                                                  ---------        ---------         ---------        ---------        ---------
     Net loan charge-offs (recoveries)                3,409             (149)              418              393            1,034
                                                  ---------        ---------         ---------        ---------        ---------
  Additions to allowance charged to
    operating expense                                 1,425            1,475               800              660            1,020
  Acquired allowance                                      0                0             1,194             --               --
                                                  ---------        ---------         ---------        ---------        ---------
  Balance at end of year                          $   5,662        $   7,646         $   6,022        $   4,446        $   4,179
                                                  =========        =========         =========        =========        =========

  Ratio of net charge-offs during
    the year to average loans
    outstanding                                        0.78%           (0.04%)             .12%             .13%             .37%
                                                  =========        =========         =========        =========        =========

  Ratio of allowance for
    loan losses to loans
    outstanding                                        1.29%            1.81%             1.52%            1.41%            1.45%
                                                  =========        =========         =========        =========        =========

The increase for 1999, reflects increased provisions associated with the deterioration of one borrower's credit quality with whom the Company has a total relationship of $4.1 million. Management placed this credit to nonaccrual status during the fourth quarter of 1999. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. At December 31, 2000 nonperforming assets were $0.1 million or 0.02% of loans and related assets.

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

                                              2000                1999                1998                1997                1996
                                              ----                ----                ----                ----                ----

                                        Percent of          Percent of          Percent of          Percent of          Percent of
                                     loans in each       loans in each       loans in each       loans in each       loans in each
                                       category to         category to         category to         category to         category to
                                             total               total               total               total               total
Balance at end of
period applicable to               Amount    loans     Amount    loans     Amount    loans     Amount    loans     Amount    loans
--------------------               ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
                                                                           (Dollars In Thousands)
Construction and land Development  $  285      5.0%    $  441      5.1%    $  361      5.5%    $  104      2.4%    $   48      1.2%
Commercial and industrial           1,200     21.8      2,846     18.3        912     16.4        716     16.0        660     14.2
Industrial revenue bonds                1      0.0          1      0.0          6      0.2         17      0.9         17      1.1
Commercial real estate              1,923     47.6      2,951     49.5      2,737     47.3      2,138     44.3      2,201     46.4
Residential real estate               726     18.5        867     19.6      1,296     22.1        846     24.1        830     26.6
Consumer                            1,290      2.2        325      2.9        508      3.6        402      6.1        233      4.4
Home equity                           230      4.8        209      4.5        197      4.8        214      6.0        187      6.0
Overdrafts                              7      0.1          6      0.1          5      0.1          9      0.2          3      0.1
                                   ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
                                   $5,662    100.0%    $7,646    100.0%    $6,022    100.0%    $4,446    100.0%    $4,179    100.0%
                                   ======    =====     ======    ======    ======    =====     ======    =====     ======    =====

INVESTMENT ACTIVITIES

The following table sets forth certain information regarding the Company's investment portfolio. Dollar amounts reflect carrying values. At December 31, 2000, the market value of securities available-for-sale was $273.1 million compared to the amortized cost of $274.9 million for such securities. At December 31, 2000, the market value of securities held-to-maturity was $168.5 million, compared to the amortized cost of $169.2 million of such securities.

                                                    Securities available-for-sale               Securities held-to-maturity
                                                            December 31,                                 December 31,
                                                   --------------------------------           ----------------------------------
                                                   2000         1999           1998           2000           1999           1998
                                                   ----         ----           ----           ----           ----           ----
                                                           (In Thousands)                              (In Thousands)
Balance at end of
period applicable to
--------------------
U.S. Government and Agencies                      $254,838     $238,778       $202,923       $146,962       $127,719       $142,447
Obligations of states and political subdivision      1,000          250              0              0              0             11
Other                                               17,306       15,947          7,234         22,224         24,880         17,417
                                                  --------     --------       --------       --------       --------       --------

                                                  $273,144     $254,975       $210,157       $169,186       $152,599       $159,875
                                                  ========     ========       ========       ========       ========       ========


The following table sets forth the maturities of the Company's investment securities on the basis of their carrying values at December 31, 2000 and the weighted average yields of securities, which are based on amortized cost, calculated on a fully taxable equivalent basis.

                                                         Securities Available-for-Sale
                              --------------------------------------------------------------------------------
                                                        After One            After Five
                                    Within              But Within           But Within             After
                                   One Year             Five Years           Ten Years            Ten Years              Total
                              -----------------    ------------------    ----------------    -----------------    ------------------
                              Amount      Yield     Amount      Yield    Amount     Yield    Amount      Yield     Amount      Yield
                              -------     -----    --------     -----    ------     -----    -------     -----    --------     -----
                                                            (Dollars In Thousands)
U.S. Government and Agencies  $22,391     5.90%    $194,264     5.90%    $7,978     6.21%    $30,207     6.24%    $254,840     5.95%
Obligations of states
  and political subdivisions    1,000     6.88%           0     0.00%         0     0.00%          0     0.00%       1,000     6.88%
Other                               0     0.00%         600     6.97%         0     0.00%     16,704     8.04%      17,304     8.00%
                              -------              --------              ------              -------              --------
                              $23,391     5.94%    $194,864     5.90%    $7,978     6.21%    $46,911     6.88%    $273,144     6.08%
                              =======     ====     ========     ====     ======     ====     =======     ====     ========     ====

                                                          Securities Held-To-Maturity
                               -------------------------------------------------------------------------------
                                                      After One            After Five
                                    Within            But Within           But Within             After
                                   One Year           Five Years           Ten Years            Ten Years              Total
                               ----------------    -----------------    ----------------    -----------------    ------------------
                               Amount     Yield    Amount      Yield    Amount     Yield    Amount      Yield     Amount      Yield
                               ------     -----    -------     -----    ------     -----    -------     -----    --------     -----
                                                           (Dollars In Thousands)
U.S. Government and Agencies   $5,999     6.40%    $76,981     5.94%    $8,295     6.71%    $55,687     6.78%    $146,962     6.32%
Obligations of states
  and political subdivisions        0     0.00%          0     0.00%         0     0.00%          0     0.00%           0     0.00%
Other                               0     4.00%         25     5.50%         0     0.00%     22,199     6.49%      22,224     6.49%
                               ------              -------              ------              -------              --------
                               $5,999     6.40%    $77,006     5.94%    $8,295     6.71%    $77,886     6.70%    $169,186     6.34%
                               ======     ====     =======     ====     ======     ====     =======     ====     ========     ====

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

The following table shows the average amount of, and average interest rate paid on, various categories of deposits during the years indicated.

                                                       2000                         1999                        1998
                                             -----------------------      -----------------------      -----------------------
                                                                            (Dollars In Thousands)

                                                                Average                      Average                      Average
                                                                Interest                     Interest                     Interest
                                              Average           Rate       Average           Rate       Average           Rate
                                              Amount            Paid       Amount            Paid       Amount            Paid
                                             --------           ----      --------           ----      --------           ----
Interest-bearing deposits:
NOW accounts                                 $127,809           2.29%     $116,753           2.18%     $110,066           2.49%
Savings accounts                               60,373           1.93%       58,733           2.18%       56,802           2.50%
Money market accounts                          82,686           2.79%       82,292           2.61%       77,930           2.89%
Time deposits of $100,000 or more              91,378           6.00%       64,699           5.05%       60,895           5.37%
Other time deposits                           150,683           5.41%      163,459           4.93%      152,966           5.34%
                                             --------                     --------                     --------

Total interest-bearing deposits               512,929           3.91%      485,935           3.56%      458,659           3.90%

Non interest-bearing demand deposits          168,557                      138,493                      119,802
                                             --------                     --------                     --------

Total average deposits                       $681,486           2.94%     $624,428           2.77%     $578,461           3.09%
                                             ========           ====      ========           ====      ========           ====

Total deposits at December 31, 2000, amounted to $794 million, including $142 million of time deposits of $100,000 or more. Traditionally, the Company experiences a decline in deposits during the first and third quarters of each year because of the deposit cycles of certain of its customers, notably municipalities.

The Company's time certificates of deposit in amounts of $100,000 or more at December 31, 2000 mature as follows.

                                                                 (In Thousands)
                                                                    --------
Three months or less                                                $108,280
Three through six months                                              21,043
Six through twelve months                                             10,741
Over twelve months                                                     1,789
                                                                    --------
                                                                    $141,853
                                                                    ========

BORROWED FUNDS AND LONG TERM DEBT

The Company sells securities under repurchase agreements and enters into other borrowings to obtain funds to support asset growth. Pertinent data relating to borrowed funds and long term debt is presented below.

                                                      2000                 1999                1998
                                                      ----                 ----                ----
                                                                  (Dollars In Thousands)
Securities sold under agreements to repurchase:

Amount outstanding at year end                      $ 71,450             $ 59,480             $ 57,690
Weighted average interest rate
  at end of year                                        4.04%                3.68%                3.53%
Maximum amount outstanding at
  any month end during year                         $ 77,426             $ 59,480             $ 57,690
Daily average amount outstanding
  during year                                       $ 68,808             $ 48,782             $ 36,953
Weighted average interest rate
  during year                                           4.24%                3.82%                4.26%

Other borrowed funds and long term debt:

Amount outstanding at year end                      $126,078             $146,344             $ 63,596
Weighted average interest rate
  at end of year                                        6.73%                6.08%                6.65%
Maximum amount outstanding at
  any month end during year                         $161,838             $159,545             $ 79,377
Daily average amount outstanding
  during year                                       $123,886             $114,593             $ 38,293
Weighted average interest rate
  during year                                           6.56%                6.22%                6.72%

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

EMPLOYEES

As of December 31, 2000, the Company had 230 full-time and 97 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm- Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest banks, it must meet certain financial rating or other comparable requirements.

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

HOLDING COMPANY REGULATION

The Company is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB"), which is responsible for administration of the Holding Company Act. Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the Holding Company Act. As required by the Holding Company Act, the Company files with the FRB an annual report regarding its financial condition and operations, management and intercompany relationships of the Company and the Bank. It is also subject to examination by the FRB and must obtain FRB approval before ( i ) acquiring direct or indirect ownership or control of more than 5% of the voting stock of any bank, unless it already owns or controls a majority of the voting stock of that bank, (ii) acquiring all or substantially all of the assets of a bank, except through a subsidiary which is a bank, or (iii) merging or consolidating with any other bank holding company. A bank holding company must also give the FRB prior written notice before purchasing or redeeming its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth.

The Holding Company Act prohibits a bank holding company, with certain exceptions, from (i ) acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or a bank holding company, or
(ii) engaging in any activity other than managing or controlling banks, or furnishing services to or performing services for its subsidiaries. A bank holding company may own, however, shares of a company engaged in activities which the FRB has determined are so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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


ITEM 2.  PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, and 11 of the 17 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2000 to 2026.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of Security Holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) The Class A Common Stock of the Company is traded on the NASDAQ National Market system. The price range of the Company's Class A common stock since January 1, 2000 is shown on page 18.

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


         (b) Approximate number of equity security holders as of December 31, 2000.

                                                                       Approximate Number
                             Title of Class                            of Record Holders
                             --------------                            -----------------
                             Class A Common Stock                             335
                             Class B Common Stock                              48

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

                                                     Dividends Per Share
                                                  --------------------------
                                                   Class A           Class B
                                                  --------          --------
                    1998
                         First quarter            $  .050           $ .0070
                         Second quarter              .050             .0070
                         Third quarter               .050             .0070
                         Fourth quarter              .060             .0170

                    1999
                         First quarter            $  .060           $ .0170
                         Second quarter              .080             .0370
                         Third quarter               .080             .0370
                         Fourth quarter              .080             .0370

                    2000
                         First quarter            $  .080           $ .0370
                         Second quarter              .080             .0370
                         Third quarter               .080             .0370
                         Fourth quarter              .090             .0450

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



ITEM 6.           SELECTED FINANCIAL DATA

                  The information required herein is shown on page 16 and 17.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The information required herein is shown on pages 18 through 21.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The information required herein is shown on page 20 and 21.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required herein is shown on pages 22 through 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

FINANCIAL HIGHLIGHTS

(dollars in thousands, except share data)               2000                   1999                   1998
                                                     ----------             ----------             ----------
YEAR-END
Total assets                                         $1,083,830             $  925,533             $  853,326
Total loans                                             439,563                422,725                395,903
Total deposits                                          793,796                643,673                643,425
Total stockholders' equity                               71,506                 60,296                 61,051

YEARLY AVERAGES
Total assets                                         $  949,015             $  860,501             $  719,450
Total earning assets                                    882,545                801,092                663,481
Total securities available-for-sale                     267,633                229,739                138,912
Total securities held-to-maturity                       165,970                157,706                137,259
Total loans                                             434,780                405,794                358,498
Total deposits                                          681,486                624,428                578,461
Total borrowed funds                                    163,944                134,625                 56,079
Total stockholders' equity                               63,424                 61,610                 57,539

EARNINGS
Net income                                           $   10,205             $    9,105             $    8,105
Net interest income, taxable equivalent                  35,488                 32,561                 29,980
Other operating income                                    7,234                  5,603                  5,230
Operating expenses                                       25,638                 22,655                 21,326

PERFORMANCE MEASURES
Earnings per share, basic                            $     1.82             $     1.57             $     1.40
Earnings per share, diluted                          $     1.82             $     1.56             $     1.39
Return on average stockholders' equity                    16.09%                 14.78%                 14.09%
Book value per share at December 31                  $    12.88             $    10.63             $    10.49
Return on average assets                                   1.08%                  1.06%                  1.13%
COMMON SHARE DATA
Average shares outstanding, basic                     5,597,136              5,791,858              5,806,445
Average shares outstanding, diluted                   5,597,629              5,818,633              5,847,444
Shares outstanding at year-end                        5,550,350              5,670,600              5,822,167

PER SHARE DATA
2000, QUARTER ENDED                   December 31,      September 30,         June 30,           March 31,
                                        -------            -------            -------            -------
Market price range (Class A)
      High                              $ 15.00            $14.875            $ 14.75            $ 16.50
      Low                                13.438             11.875              12.00             12.938
Dividends Class A                          0.09               0.08               0.08               0.08
Dividends Class B                         0.045              0.037              0.037              0.037

1999, QUARTER ENDED                   December 31,      September 30,         June 30,           March 31,
                                        -------            -------            -------            -------
Market price range (Class A)
      High                              $ 18.00            $19.438            $ 20.00            $19.625
      Low                                 16.00              17.75              16.75             17.125
Dividends Class A                          0.08               0.08               0.08               0.06
Dividends Class B                         0.037              0.037              0.037              0.017

FINANCIAL HIGHLIGHTS

                                                  2000              1999               1998              1997              1996
                                               -----------       -----------        -----------       -----------       -----------
(dollars in thousands except share data)
FOR THE YEAR
Interest income                                $    66,554       $    58,819        $    51,878       $    41,216       $    38,777
Interest expense                                    31,092            26,284             22,015            15,922            15,805
                                               -----------       -----------        -----------       -----------       -----------
   Net interest income                              35,462            32,535             29,863            25,294            22,972
Provision for loan losses                            1,425             1,475                800               660             1,020
                                               -----------       -----------        -----------       -----------       -----------
   Net interest income after
     provision for loan losses                      34,037            31,060             29,063            24,634            21,952
Other operating income                               7,234             5,603              5,230             4,994             4,761
Operating expenses                                  25,638            22,655             21,326            18,600            17,874
                                               -----------       -----------        -----------       -----------       -----------
   Income before income taxes                       15,633            14,008             12,967            11,028             8,839
Provision for income taxes                           5,428             4,903              4,862             4,205             3,405
                                               -----------       -----------        -----------       -----------       -----------
   Net income                                  $    10,205       $     9,105        $     8,105       $     6,823       $     5,434
                                               ===========       ===========        ===========       ===========       ===========

Average shares outstanding, basic                5,597,136         5,791,858          5,806,445         5,772,135         5,736,230
Average shares outstanding, diluted              5,597,629         5,818,633          5,847,444         5,830,910         5,818,942
Earnings per share:
   Basic                                       $      1.82       $      1.57        $      1.40       $      1.18       $      0.95
   Diluted                                     $      1.82       $      1.56        $      1.39       $      1.17       $      0.93
Dividend payout ratio                                 14.5%             15.0%              10.3%             11.1%             10.9%
AT YEAR-END
Assets                                         $ 1,083,830       $   925,533        $   853,326       $   631,125       $   560,857
Loans                                              439,563           422,725            395,903           316,390           288,280
Deposits                                           793,796           643,673            643,425           515,449           476,135
Stockholders' equity                                71,506            60,296             61,051            53,857            47,489
Book value per share                           $     12.88       $     10.63        $     10.49       $      9.30       $      8.25
SELECTED FINANCIAL PERCENTAGES
Return on average assets                              1.08%             1.06%              1.13%             1.20%             1.01%
Return on average stockholders' equity               16.09%            14.78%             14.09%            13.56%            12.13%
Net yield on average earning assets,
   taxable equivalent                                 4.02%             4.07%              4.52%             4.99%             4.79%
Net charge-offs (recoveries) as a percent
   of average loans                                   0.78%            (0.04%)             0.12%             0.13%             0.37%
Average stockholders' equity to
   average assets                                     6.68%             7.16%              7.99%             8.88%             8.29%

MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Century Bancorp, Inc. (the "Company") had net income of $10,205,000 for the year ended December 31, 2000, compared with net income of $9,105,000 for year ended December 31, 1999 and net income of $8,105,000 for the year ended December 31, 1998. Basic earnings per share were $1.82 in 2000 compared to $1.57 in 1999 and $1.40 in 1998. Diluted earnings per share were $1.82 in 2000 compared to $1.56 in 1999 and $1.39 in 1998.

Total assets were $1,083,830,000 at December 31, 2000, an increase of 17.1% from total assets of $925,533,000 on December 31, 1999, which, in turn, were 8.5% higher than total assets of $853,326,000 on December 31, 1998.

On December 31, 2000, stockholders' equity totaled $71,506,000 compared with $60,296,000 on December 31, 1999, and $61,051,000 on December 31, 1998. Book
value per share increased to $12.88 at December 31, 2000 from $10.63 on December 31, 1999, which had increased from $10.49 on December 31, 1998.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 9.0% in 2000 to $35,488,000 compared with $32,561,000 in 1999. Interest income was affected positively by the core balance sheet growth and leveraged balance sheet transactions. Net interest income is affected by the level of interest rates, the ability of the Company's earning assets and deposits to adjust to changes in interest rates and the mix of the Company's earning assets and deposits. The net yield on earning assets on a fully taxable equivalent basis decreased to 4.02% in 2000 from 4.07% in 1999, which had decreased from 4.52% in 1998. The decrease was mainly attributable to pricing competition on loans.

Average earning assets were $882,545,000 in 2000, an increase of $81,453,000 or 10.2% from the average in 1999, which was 20.7% higher than the average in 1998. Total average securities, including securities available for sale and securities held to maturity, increased 11.9% to $433,603,000. The increase in securities volume was mainly attributable to both deposit and borrowings growth. This increase in securities volume resulted in higher securities income, which increased 16.5% to $26,467,000. Total average loans increased 7.1% to $434,780,000 after increasing $47,296,000 in 1999. Total loans increased primarily as a result of internal loan growth. The increase in loan volume combined with a modestly higher level of interest rates resulted in higher loan income, which increased by 10.0% or $3,579,000 to $39,199,000. Total loan income was $33,361,000 in 1998.

The Company's sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 9.1% in 2000 after increasing by 7.9% in 1999. Deposits increased in 2000 primarily as a result of internal deposit growth. Borrowed funds increased by 21.8% in 2000 following an increase of 140.1% in 1999. The majority of the Company's borrowed funds are borrowings from the Federal Home Loan Bank (FHLB) and retail repurchase agreements. Retail repurchase agreements contributed approximately $20,026,000 to the Bank's increased year-to-date average. Interest expense totaled $31,092,000 in 2000 an increase of $4,808,000 or 18.3% from 1999 when interest expense increased 19.4% from 1998. This increase in interest expense is due primarily to increases in deposits and deposit rates.

MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,425,000 in 2000 compared with $1,475,000 in 1999 and $800,000 in 1998. The increased ratio, for 1999, reflects increased provisions associated with the deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million. Management placed this credit to nonaccrual loans during the fourth quarter of 1999 and subsequently charged off $3,500,000 of this loan during the first quarter of 2000. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

The allowance for loan losses was $5,662,000 at December 31, 2000 compared with $7,646,000 at December 31, 1999 and $6,022,000 at December 31, 1998. Expressed
as a percentage of outstanding loans at year-end, the allowance was 1.29% in 2000, 1.81% in 1999 and 1.52% in 1998. The increased ratio, for 1999, reflects increased provisions associated with the previously mentioned deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million.

Management maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience as well as regulatory guidelines.

Specific allowances are established in cases where management has identified significant conditions related to a credit that management believes that the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances as well as management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.

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

The Company experienced net charge-offs in 2000 with net charge-offs as a percent of average loans outstanding at 0.78%. The comparable net (recoveries) charge-offs figures for 1999 and 1998 were (0.04)% and 0.12% respectively. Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $110,000 on December 31, 2000, compared with $4,621,000 on December 31, 1999.

OTHER OPERATING INCOME

The Company continued to experience good results in its fee-based services in 2000. These fee-based services include deposit related services, lock-box processing, and securities brokerage services.

Total other operating income in 2000, was $7,234,000 an increase of $1,631,000 or 29.1% compared to 1999. This increase followed an increase of $373,000 or 7.1% in 1999, compared to 1998. Service charge income, which continues to be a major area of other operating income with $2,260,000 in 2000, saw an increase of $449,000 compared to 1999. Lock-box revenues totaled $2,506,000 up $770,000 in 2000, primarily as a result of an increase in the lock-box customer base. Brokerage commissions increased to $1,511,000 in 2000 from $1,460,000 in 1999, which saw an increase of $330,000 from 1998.

MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES

Total operating expenses were $25,638,000 in 2000 compared to $22,655,000 in 1999 and $21,326,000 in 1998.

Salaries and employee benefits expenses increased by $1,610,000 or 11.3% in 2000 after increasing 6.5% in 1999. Nearly all of the increase, for 2000 and 1999, was in the salaries category and was caused by an increase in the wage base, an increase in personnel, and increased accruals for incentive compensation. Personnel costs associated with the acquisition of Haymarket also contributed to the increase in 1999.

Occupancy expense increased by $49,000 or 3.2% in 2000, this followed an increase of $83,000 or 5.7% in 1999. Nearly all of the increase for 1999 was because of the acquisition of Haymarket properties and the assumption of Haymarket leases. Equipment expense increased by $296,000 in 2000. Equipment expense increased primarily because of increased equipment depreciation.

Other operating expenses increased by $1,028,000 in 2000, which followed a $330,000 increase in 1999. The increase for 2000 was primarily the result of increased marketing expense, check processing charges, software maintenance and supplies expense. In 1999 decreases in professional services were more than offset by full year costs associated with the purchase of Haymarket, amortization of costs associated with the Trust Preferred Offering and amortization of costs associated with the new core processing system.

PROVISION FOR INCOME TAXES

Income tax expense was $5,428,000 in 2000, $4,903,000 in 1999 and $4,862,000 in
1998. The effective tax rate was 34.7% in 2000, 35.0% in 1999 and 37.5% in 1998.
The Company is continuing to realize savings in this area as a result of strategic tax savings initiatives.

MARKET RISK AND ASSET LIABILITY MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company's exposures to differential changes in interest rates between assets and liabilities is an interest rate risk management test. This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments.

                 Change in Interest Rates (in Basis Points)  Percentage Change in Net Interest Income (1)
                 ------------------------------------------  --------------------------------------------
                                    +200                                         1.5%
                                    +100                                         0.7%
                                   - 100                                        (0.8%)
                                   - 200                                        (1.6%)

(1) The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $175,802,000 on December 31, 2000 compared with $66,528,000 on December 31, 1999 and $61,019,000 on December 31, 1998. In
each of the three years deposit activity has generally been adequate to support asset activity.

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

CAPITAL ADEQUACY

Total stockholders' equity was $71,506,000 at December 31, 2000, compared with $60,296,000 at December 31, 1999 and $61,051,000 at December 31, 1998. The
increase in 2000 was primarily the result of earnings less dividends paid which were offset by a decrease in net unrealized losses on securities available-for-sale and treasury stock repurchases. The decrease in 1999 was due to an increase in net unrealized losses on securities available-for-sale and treasury stock repurchases which were offset by earnings less dividends paid. Also, there was a $104,000 increase in 2000, a $71,000 increase in 1999 and a $120,000 increase in 1998 from the execution of certain stock options.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a tier-1 capital-to-risk assets ratio of 4.00% and a total capital-to-risk assets ratio of 8.00%. The Company and the Bank exceeded these requirements with a tier-1 capital-to-risk assets ratio of 16.77% and 11.82% respectively, and total capital-to-risk assets ratio of 18.62% and 12.84%, respectively at December 31, 2000. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 2000, the Company and the Bank exceeded this requirement with leverage ratios of 9.50% and 6.69%, respectively.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The statement requires an entity to record all derivatives, at fair value, as either assets or liabilities on the balance sheet. The change in a derivative's fair value is to be recorded either in current period earnings or other comprehensive income depending on whether the derivative qualifies for hedge accounting and the hedge classification. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. In June 1999 the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 delays for one year the effective date of SFAS 133, but permits early adoption. The Bank has not adopted this statement early. This statement is not expected to have a material impact on the Bank.

CONSOLIDATED BALANCE SHEETS

December 31,                                                                           2000                   1999
                                                                                   -----------             -----------
(dollars in thousands except share data)
ASSETS
   Cash and due from banks (note 2)                                                $    63,790             $    34,512
   Federal funds sold and interest-bearing deposits in other banks                     112,012                  32,016
                                                                                   -----------             -----------
       Total cash and cash equivalents                                                 175,802                  66,528

   Securities available-for-sale, amortized cost $274,939 in 2000
     and $263,690 in 1999 (notes 3 and 9)                                              273,144                 254,975
   Securities held-to-maturity, market value $168,462 in 2000
     and $146,603 in 1999 (notes 4 and 9)                                              169,186                 152,599

   Loans, net (note 5)                                                                 439,563                 422,725
   Less: allowance for loan losses (note 6)                                              5,662                   7,646
                                                                                   -----------             -----------
       Net loans                                                                       433,901                 415,079

   Bank premises and equipment (note 7)                                                  8,819                   9,473
   Accrued interest receivable                                                           7,612                   6,624
   Other assets (note 12)                                                               15,366                  20,255
                                                                                   -----------             -----------
       Total assets                                                                $ 1,083,830             $   925,533
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Demand deposits                                                                 $   198,914             $   143,280
   Savings and NOW deposits                                                            175,655                 152,089
   Money market accounts                                                               131,159                  77,729
   Time deposits (note 8)                                                              288,068                 270,575
                                                                                    ----------             -----------
       Total deposits                                                                  793,796                 643,673

   Securities sold under agreements to repurchase (note 9)                              71,450                  59,480
   Other borrowed funds (note 10)                                                       97,328                 117,594
   Other liabilities (note 12)                                                          21,000                  15,740
   Long term debt (note 10)                                                             28,750                  28,750
                                                                                   -----------             -----------
       Total liabilities                                                             1,012,324                 865,237
   Commitments and contingencies (notes 7, 14 and 15)

   Stockholders' equity (note 11):
     Common stock, Class A,
       $1.00 par value per share; authorized 10,000,000 shares;
         issued 3,754,600 shares in 2000 and 3,721,850 shares in 1999                    3,755                   3,722
     Common stock, Class B,
       $1.00 par value per share; authorized 5,000,000 shares;
         issued 2,191,900 shares in 2000 and 2,196,900 shares in 1999                    2,192                   2,197
     Additional paid-in-capital                                                         11,093                  11,017
     Retained earnings                                                                  60,916                  52,188
     Treasury stock, Class A, 348,600 shares in 2000 and 200,600 shares
       in 1999, at cost                                                                 (5,242)                 (3,122)
     Treasury stock, Class B, 47,550 shares in 2000 and 1999, at cost                      (41)                    (41)
                                                                                   -----------             -----------
                                                                                        72,673                  65,961
   Accumulated other comprehensive loss, net of taxes (note 3)                          (1,167)                 (5,665)
                                                                                   -----------             -----------
       Total stockholders' equity                                                       71,506                  60,296
                                                                                   -----------             -----------
         Total liabilities and stockholders' equity                                $ 1,083,830             $   925,533
                                                                                   ===========             ===========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31,                                                          2000                  1999                  1998
                                                                              ----------            ----------            ----------
(dollars in thousands except share data)
INTEREST INCOME
   Loans                                                                      $   39,199            $   35,620            $   33,361
   Securities held-to-maturity                                                    10,379                 9,262                 8,612
   Securities available-for-sale                                                  16,088                13,463                 8,345
   Federal funds sold and interest-bearing deposits in other banks                   888                   474                 1,560
                                                                              ----------            ----------            ----------
     Total interest income                                                        66,554                58,819                51,878

INTEREST EXPENSE
   Savings and NOW deposits                                                        4,093                 3,824                 4,167
   Money market accounts                                                           2,306                 2,149                 2,255
   Time deposits (note 8)                                                         13,642                11,326                11,445
   Securities sold under agreements to repurchase                                  2,919                 1,863                 1,574
   Other borrowed funds and long term debt                                         8,132                 7,122                 2,574
                                                                              ----------            ----------            ----------
     Total interest expense                                                       31,092                26,284                22,015
                                                                              ----------            ----------            ----------
       Net interest income                                                        35,462                32,535                29,863

Provision for loan losses (note 6)                                                 1,425                 1,475                   800
                                                                              ----------            ----------            ----------
       Net interest income after provision for loan losses                        34,037                31,060                29,063
OTHER OPERATING INCOME
   Service charges on deposit accounts                                             2,260                 1,811                 1,800
   Lockbox fees                                                                    2,506                 1,736                 1,660
   Brokerage commissions                                                           1,511                 1,460                 1,130
   Other income                                                                      957                   596                   640
                                                                              ----------            ----------            ----------
     Total other operating income                                                  7,234                 5,603                 5,230

OPERATING EXPENSES
   Salaries and employee benefits (note 13)                                       15,917                14,307                13,432
   Occupancy                                                                       1,586                 1,537                 1,454
   Equipment                                                                       1,635                 1,339                 1,298
   Other (note 16)                                                                 6,500                 5,472                 5,142
                                                                              ----------            ----------            ----------
     Total operating expenses                                                     25,638                22,655                21,326
                                                                              ----------            ----------            ----------

       Income before income taxes                                                 15,633                14,008                12,967
Provision for income taxes (note 12)                                               5,428                 4,903                 4,862
                                                                              ----------            ----------            ----------
       NET INCOME                                                             $   10,205            $    9,105            $    8,105
                                                                              ----------            ----------            ----------
SHARE DATA (NOTE 11)
   Weighted average number of shares outstanding, basic                        5,597,136             5,791,858             5,806,445
   Weighted average number of shares outstanding, diluted                      5,597,629             5,818,633             5,847,444
   Net income per share, basic                                                 $    1.82            $     1.57            $     1.40
   Net income per share, diluted                                               $    1.82            $     1.56            $     1.39

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                          Accumulated
                                     Class A    Class B  Additional               Treasury    Treasury          Other    Total
                                      Common     Common     Paid-In    Retained      Stock       Stock  Comprehensive Stockholders'
                                      Stock      Stock      Capital    Earnings    Class A     Class B   Income(Loss)   Equity
                                     --------   --------    --------   --------    --------    --------    ---------    --------
(dollars in thousands except share
data)

BALANCE, DECEMBER 31, 1997           $  3,541   $  2,327     $10,877    $ 37,180    $   (136)   $    (41)   $    109    $ 53,857

Net income                               --         --          --        8,105        --          --          --         8,105
Other comprehensive income, net of
tax:
   Increase in unrealized losses on
   securities available-for-sale
   net of $102 in taxes                  --         --          --         --          --          --          (197)       (197)
                                                                                                                       --------
Comprehensive income                                                                                                      7,908
Conversion of Class B common
   stock to Class A common
   stock, 100,200 shares                  100       (100)       --         --          --          --          --          --
Stock options exercised,
   31,750 shares                           32       --            88       --          --          --          --           120
Cash dividends, Class A common
   stock, $0.21 per share                --         --          --         (749)       --          --          --          (749)
Cash dividends, Class B common
   stock, $0.038 per share               --         --          --          (85)       --          --          --           (85)
                                     --------   --------    --------   --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 1998              3,673      2,227      10,965     44,451        (136)        (41)        (88)     61,051

Net income                               --         --          --        9,105        --          --          --         9,105
Other comprehensive income, net of
tax:
   Increase in unrealized losses on
   securities available-for-sale
   net of $3,050 in taxes                --         --          --         --          --          --        (5,577)     (5,577)
                                                                                                                       --------
Comprehensive income                                                                                                      3,528
Conversion of Class B common
   stock to Class A common
   stock, 29,420 shares                    30        (30)       --         --          --          --          --          --
Stock options exercised,
   19,033 shares                           19       --            52       --          --          --          --            71
Treasury stock repurchases,
   170,600 shares                        --         --          --         --        (2,986)       --          --        (2,986)
Cash dividends, Class A common
   stock, $0.30 per share                --         --          --       (1,093)       --          --          --        (1,093)
Cash dividends, Class B common
   stock, $0.128 per share               --         --          --         (276)       --          --          --          (276)
                                     --------   --------    --------   --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 1999              3,722      2,197      11,017     52,188      (3,122)        (41)     (5,665)     60,296

Net income                               --         --          --       10,205        --          --          --        10,205
Other comprehensive income, net of
tax:
   Decrease in unrealized losses on
   securities available-for-sale
   net of $628 in taxes                  --         --          --         --          --          --         4,498       4,498
                                                                                                                       --------
Comprehensive income                                                                                                     14,703
Conversion of Class B common
   stock to Class A common
   stock, 5,000 shares                      5         (5)       --         --          --          --          --          --
Stock options exercised,
   27,750 shares                           28       --            76       --          --          --          --           104
Treasury stock repurchases,
   148,000 shares                        --         --          --         --        (2,120)       --          --        (2,120)
Cash dividends, Class A common
   stock, $0.33 per share                --         --          --       (1,142)       --          --          --        (1,142)
Cash dividends, Class B common
   stock, $0.156 per share               --         --          --         (335)       --          --          --          (335)
                                     --------   --------    --------   --------    --------    --------    --------    --------
BALANCE, DECEMBER 31, 2000           $  3,755   $  2,192    $ 11,093   $ 60,916    $ (5,242)   $    (41)   $ (1,167)   $ 71,506
                                     ========   ========    ========   ========    ========    ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                           2000                 1999                 1998
                                                                                ---------            ---------            ---------
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  10,205            $   9,105            $   8,105
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                    1,425                1,475                  800
       Deferred income taxes                                                        4,455               (1,269)                (434)
       Net depreciation and amortization                                            1,939                2,225                1,389
       Increase in accrued interest receivable                                       (988)                (106)              (1,506)
       Increase in other assets                                                    (2,902)                (728)              (3,101)
       Loans originated for sale                                                     --                   --                 (2,532)
       Proceeds from sales of loans                                                    61                  153                3,179
       Gain on sales of loans                                                          (1)                  (2)                 (48)
       Gain on sales of real estate owned                                            --                   --                     (7)
       Gain on sale of building                                                      (386)                --                   --
       Increase (decrease) in other liabilities                                     3,261               (6,331)                 (31)
                                                                                ---------            ---------            ---------
         Net cash provided by operating activities                                 17,069                4,522                5,814

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available-for-sale                       20,396               61,312              111,641
   Purchase of securities available-for-sale                                      (31,611)            (114,711)            (179,295)
   Proceeds from maturities of securities held-to-maturity                         14,269               58,425               89,659
   Purchase of securities held-to-maturity                                        (30,934)             (51,730)            (140,304)
   Increase (decrease) in investments purchased payable                             1,999               (5,493)              11,493
   Net cash paid for acquired institution                                            --                   --                 (5,786)
   Net increase in loans                                                          (19,906)             (26,545)              (5,521)
   Proceeds from sales of real estate owned                                          --                   --                    137
   Proceeds from sale of building                                                   1,342                 --                   --
   Capital expenditures                                                            (1,684)                (994)                (874)
                                                                                ---------            ---------            ---------
         Net cash used in investing activities                                    (46,129)             (79,736)            (118,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in time deposit accounts                                17,493               28,667              (31,483)
   Net increase (decrease) in demand, savings,
     money market and NOW deposits                                                132,630              (28,198)              33,398
   Net proceeds from the issuance of common stock                                     104                   71                  120
   Treasury stock repurchases                                                      (2,120)              (2,986)                --
   Cash dividends                                                                  (1,477)              (1,369)                (834)
   Net increase in securities sold
     under agreements to repurchase                                                11,970                1,790               24,840
   Net (decrease) increase in other borrowed funds                                (20,266)              82,748               21,372
   Issuance of long term debt                                                        --                   --                 28,750
                                                                                ---------            ---------            ---------
         Net cash provided by financing activities                                138,334               80,723               76,163
                                                                                ---------            ---------            ---------
Net increase (decrease) in cash and cash equivalents                              109,274                5,509              (36,873)
   Cash and cash equivalents at beginning of year                                  66,528               61,019               97,892
                                                                                ---------            ---------            ---------
   Cash and cash equivalents at end of year                                     $ 175,802            $  66,528            $  61,019
                                                                                ---------            ---------            ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                   $  29,549            $  25,566            $  24,047
     Income taxes                                                                   2,424                6,911                3,963
   Noncash transactions:
     Property acquired through foreclosure                                      $    --              $    --              $     130
   Change in unrealized losses
     on securities available-for-sale, net of taxes                             $   4,498            $  (5,577)           $    (197)

See accompanying Notes to Consolidated Financial Statements

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

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

Loans held for sale are carried at the lower of aggregate amortized cost or market value. When loans are sold with servicing rights retained the Company allocates the carrying amount of the loans between the underlying asset sold and the servicing rights retained on the basis of the relative fair values of the assets sold and rights retained. The value of the servicing rights retained are amortized against mortgage banking income based on the estimated servicing period. When actual prepayments exceed the estimated prepayments, the balance of the mortgage servicing rights is reduced. Periodically the mortgage servicing rights are assessed for impairment based on the fair value of such rights using market prices.

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

Management maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on the Company's historical loss experience as well as regulatory guidelines.

Specific allowances are established in cases where management has indentified significant conditions related to a credit that management believes that the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances as well as management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

2. CASH AND DUE FROM BANKS

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $12,000 at December 31, 2000 and $41,000 at December 31, 1999.

3. SECURITIES AVAILABLE-FOR-SALE

                                                     DECEMBER 31, 2000                               December 31, 1999
                                       ---------------------------------------------   ---------------------------------------------
                                                       GROSS       GROSS   ESTIMATED                   Gross       Gross   Estimated
                                       AMORTIZED  UNREALIZED  UNREALIZED      MARKET   Amortized  Unrealized  Unrealized      Market
                                            COST       GAINS      LOSSES       VALUE        Cost       Gains      Losses       Value
------------------------------------------------------------------------------------   ---------------------------------------------
(in thousands)
U.S. Government and Agencies            $256,390    $    137    $  1,689    $254,838    $247,289    $     10    $  8,521    $238,778
Obligations of states
  and political subdivisions               1,000        --          --         1,000         250        --          --           250
FHLB Stock                                13,084        --          --        13,084      13,084        --          --        13,084
Other                                      4,465          19         262       4,222       3,067          14         218       2,863
                                       ---------------------------------------------   ---------------------------------------------
                                        $274,939    $    156    $  1,951    $273,144    $263,690    $     24    $  8,739    $254,975
                                       =============================================   =============================================

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $79,464,000 at December 31, 2000 and $141,679,000 at December 31, 1999.

The following tables show the maturity distribution of the Company's securities available-for-sale at December 31, 2000 and 1999:

                                                                                       DECEMBER 31, 2000
                                                        ----------------------------------------------------------------------------
                                                                         OBLIGATIONS
                                                               U.S.       OF STATES                                        ESTIMATED
                                                         GOVERNMENT     AND POLITICAL                                       MARKET
                                                        AND AGENCIES    SUBDIVISIONS         OTHER           TOTAL           VALUE
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Within one year                                            $ 22,431        $  1,000        $   --          $ 23,431        $ 23,391
After one but within five years                             195,370            --               600         195,970         194,864
After five but within ten years                               7,998            --              --             7,998           7,978
More than ten years                                          30,591            --              --            30,591          30,207
Non-maturing                                                   --              --            16,949          16,949          16,704
                                                        ----------------------------------------------------------------------------
                                                           $256,390        $  1,000        $ 17,549        $274,939        $273,144
                                                        ============================================================================

                                                                                      December 31, 1999
                                                         --------------------------------------------------------------------------
                                                                         Obligations
                                                             U.S.         of States                                       Estimated
                                                         Government     and Political                                       Market
                                                         and Agencies   Subdivisions        Other           Total           Value
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)

Within one year                                           $  5,170        $    250        $   --          $  5,420        $  5,408
After one but within five years                            201,757            --               500         202,257         195,902
After five but within ten years                             10,998            --              --            10,998          10,596
More than ten years                                         29,363            --              --            29,363          27,623
Non-maturing                                                  --              --            15,652          15,652          15,446
                                                         --------------------------------------------------------------------------
                                                          $247,288        $    250        $ 16,152        $263,690        $254,975
                                                         ==========================================================================

The weighted average remaining life of investment securities available-for-sale at December 31, 2000 and 1999 was 3.8 and 4.7 years, respectively. Included in the weighted average remaining life calculation at December 31, 2000 were $60.1 million of U.S. Agency obligations that are callable at the option of the issuer. These call dates were not utilized in computing the weighted average remaining life.











4. INVESTMENT SECURITIES HELD-TO-MATURITY


                                                   DECEMBER 31, 2000                                December 31, 1999
                                    ----------------------------------------------    ----------------------------------------------
                                                  GROSS        GROSS     ESTIMATED                  Gross       Gross      Estimated
                                    AMORTIZED   UNREALIZED  UNREALIZED     MARKET     Amortized   Unrealized  Unrealized     Market
                                       COST       GAINS       LOSSES        VALUE        Cost       Gains       Losses       Value
----------------------------------------------------------------------------------    ----------------------------------------------
(in thousands)
U.S. Government and Agencies        $146,962     $  485      $  1,003     $146,444     $127,719     $ --       $  5,036     $122,683
Other                                 22,224       --             206       22,018       24,880       --            960       23,920
                                    ----------------------------------------------    ----------------------------------------------
                                    $169,186     $  485      $  1,209     $168,462     $152,599     $ --       $  5,996     $146,603
                                    ==============================================    ==============================================

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $1,999,000 at December 31, 2000 and $1,999,000 at December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following tables show the maturity distribution of the Company's securities held-to-maturity at December 31, 2000 and 1999:

                                                                                      DECEMBER 31, 2000
                                                       -------------------------------------------------------------------------
                                                                          OBLIGATIONS
                                                            U.S.           OF STATES                                   ESTIMATED
                                                        GOVERNMENT       AND POLITICAL                                   MARKET
                                                       AND AGENCIES      SUBDIVISIONS        OTHER         TOTAL         VALUE
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Within one year                                          $  5,999           $  --           $  --        $  5,999       $  5,999
After one but within five years                            76,981              --                25        77,006         76,622
After five but within ten years                             8,295              --              --           8,295          8,344
More than ten years                                        55,687              --            22,199        77,886         77,497
                                                       -------------------------------------------------------------------------
                                                         $146,962           $  --           $22,224      $169,186       $168,462
                                                       ========================================================================

                                                                                      December 31, 1999
                                                       -------------------------------------------------------------------------
                                                                         Obligations
                                                           U.S.           of States                                    Estimated
                                                        Government       and Political                                   Market
                                                       and Agencies      Subdivisions        Other         Total         Value
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Within one year                                         $  1,850            $  --           $    25      $  1,875      $  1,874
After one but within five years                           66,975               --                25        67,000        65,172
After five but within ten years                           13,999               --              --          13,999        13,253
More than ten years                                       44,895               --            24,830        69,725        66,304
                                                       -------------------------------------------------------------------------
                                                        $127,719            $  --           $24,880      $152,599      $146,603
                                                       ========================================================================


The weighted average remaining life of investment securities held-to-maturity at December 31, 2000 and 1999 was 4.9 and 7.2 years, respectively. Included in the weighted average remaining life calculation at December 31, 2000 were $21.0 million of U.S. agency obligations that are callable at the option of the issuer. These call dates were not utilized in computing the weighted average remaining life.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

                                                                               December 31,
                                   -------------------------------------------------------------------------------------------------
                                           2000                1999                1998                1997                1996
                                   -------------------------------------------------------------------------------------------------
                                              PERCENT             Percent             Percent             Percent           Percent
                                     AMOUNT  OF TOTAL    Amount  of Total    Amount  of Total    Amount  of Total   Amount  of Total
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Construction and land development  $ 21,840     5.0%   $ 21,682     5.1%   $ 21,691     5.5%   $  7,549     2.4%   $  3,576    1.2%
Commercial and industrial            95,957    21.8%     77,166    18.3%     64,822    16.4%     50,560    16.0%     41,006   14.2%
Industrial revenue bonds                119     0.0%        190     0.0%      1,034     0.2%      2,693     0.9%      3,030    1.1%
Commercial real estate              209,233    47.6%    209,332    49.5%    187,285    47.3%    140,270    44.3%    133,757   46.4%
Residential real estate              81,526    18.6%     82,968    19.7%     87,518    22.1%     76,385    24.1%     76,638   26.6%
Consumer                              9,226     2.1%     11,678     2.8%     14,355     3.6%     19,254     6.1%     12,749    4.4%
Home equity                          21,107     4.8%     19,227     4.5%     18,839     4.8%     19,031     6.0%     17,330    6.0%
Overdrafts                              555     0.1%        482     0.1%        359     0.1%        648     0.2%        194    0.1%
                                   -------------------------------------------------------------------------------------------------
                                   $439,563   100.0%   $422,725   100.0%   $395,903   100.0%   $316,390   100.0%   $288,280  100.0%
                                   =================================================================================================

At December 31, 2000, 1999, 1998, 1997 and 1996, loans were carried net of discounts of $1,446,000, $1,923,000, $2,399,000, $2,875,000 and $3,360,000,
respectively.

The composition of non-accrual loans, impaired loans and troubled debt restructuring agreements is as follows:

                                                            2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Loans on non-accrual                                       $  110          $4,621          $1,281          $1,705          $2,140
  Impaired loans on non-accrual included above             $   41          $4,378          $1,131          $1,235          $1,676

Total recorded investment in impaired loans                $1,535          $6,019          $2,992          $3,515          $3,055
Average recorded value of impaired loans                   $2,444          $3,806          $3,048          $3,157          $2,935

Loans 90 days past due and still accruing                  $   19          $  188          $  698          $    7          $  192

Interest income on non-accrual loans according to
  their original term                                      $   19          $  463          $  166          $  202          $  270
Interest income on non-accrual loans
  actually recorded                                        $    9          $  331          $   27          $   84          $   98
Interest income recognized on impaired loans               $  160          $  458          $  142          $  216          $  149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The composition of impaired loans at December 31, is as follows:

                                                             2000            1999            1998            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Residential real estate:
  1 to 4 family                                             $   41          $  341          $  330          $  250          $  299
  Multi-family                                                 681             702             729             771           1,201
Construction and land development                             --              --              --              --              --
Commercial real estate                                         782             950           1,662           2,323           1,248
Commercial and industrial                                       31           4,026             271             171             307
                                                            ------------------------------------------------------------------------
   Total                                                    $1,535          $6,019          $2,992          $3,515          $3,055
Specific valuation allowance                                  --              --              --              --              --
                                                            ------------------------------------------------------------------------
   Total impaired loans                                     $1,535          $6,019          $2,992          $3,515          $3,055
                                                            ========================================================================

There were no impaired loans with specific reserves from December 31, 1996 through December 31, 2000 and in the opinion of management, none of the above listed impaired loans required a specific reserve. All of the impaired loans listed above have been measured using the fair value of the collateral method.

The Company was servicing mortgage loans sold to others without recourse at December 31, 2000, 1999, 1998, 1997 and 1996 of approximately $10,678,000,
$13,111,000, $16,123,000, $18,053,000 and $20,359,000, respectively.
Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse at December 31, 2000, 1999, 1998, 1997 and 1996 was approximately $479,000,
$490,000, $501,000, $753,000 and $1,092,000, respectively.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2000.

                                               Balance at                          REPAYMENTS        BALANCE AT
                                           December 31, 1999     ADDITIONS       AND DELETIONS    DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                $ 2,037           $   168           $   667           $ 1,538
                                           ==========================================================================

6. ALLOWANCE FOR LOAN LOSSES

                                                  2000              1999              1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Balance at beginning of year                    $ 7,646           $ 6,022           $ 4,446           $ 4,179           $ 4,193
Acquired allowance                                 --                --               1,194              --                --
Provision charged to operating expense            1,425             1,475               800               660             1,020
Loans charged-off                                (3,661)             (470)             (843)             (689)           (1,303)
Loan recoveries                                     252               619               425               296               269
                                                ------------------------------------------------------------------------------------
Balance at end of year                          $ 5,662           $ 7,646           $ 6,022           $ 4,446           $ 4,179
                                                ====================================================================================

7. BANK PREMISES AND EQUIPMENT

December 31,                                         2000               1999
--------------------------------------------------------------------------------
(in thousands)
Land                                               $  1,839           $  1,839
Bank premises                                         6,533              7,540
Furniture and equipment                              12,566             11,144
Leasehold improvements                                1,888              1,888
                                                  ------------------------------
                                                     22,826             22,411
Accumulated depreciation and amortization           (14,007)           (12,938)
                                                  ------------------------------
                                                   $  8,819           $  9,473
                                                  ==============================

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through the year 2026. Total lease expense approximated $199,000, $148,000 and $111,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2000 were as follows:

                                                      Year              Amount
--------------------------------------------------------------------------------
(in thousands)
                                                      2001             $   457
                                                      2002                 457
                                                      2003                 457
                                                      2004                 457
                                                      2005                 410
                                                Thereafter               2,149
                                                --------------------------------
                                                                       $ 4,387
                                                ================================

8. DEPOSITS

Time deposits as of December 31, are as follows:

                                                      2000             1999
--------------------------------------------------------------------------------
(in thousands)
Three months or less                               $ 153,958         $127,752
Three months through twelve months                   106,222          111,283
Over twelve months                                    27,888           31,540
                                                   -----------------------------
                                                   $ 288,068         $270,575
                                                   =============================

Time deposits in denominations of $100,000 or more totaled $141,853,000 and $121,769,000 at December 31, 2000 and 1999, respectively. Interest expense associated with deposits in denominations of $100,000 or more was $5,797,000, $3,497,000 and $3,547,000 for the years ended 2000, 1999 and 1998, respectively.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                     2000      1999     1998
--------------------------------------------------------------------------------
(dollars in thousands)
Average rate at December 31,                          4.04%     3.68%     3.53%
Average balance outstanding during the year        $68,808   $48,782   $36,953
Average rate during the year                          4.24%     3.82%     4.26%
Maximum amount outstanding at any month-end        $77,426   $59,480   $57,690
Amount outstanding at December 31,                 $71,450   $59,480   $57,690

Amounts outstanding at December 31, 2000, 1999 and 1998 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $72,974,000, $62,121,000 and $57,654,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2000, 1999 and 1998, respectively. The approximate market value of the collateral at those dates was $72,552,000, $59,486,000 and $57,626,000, respectively.

10. OTHER BORROWED FUNDS AND LONG TERM DEBT

December 31,                                         2000             1999
--------------------------------------------------------------------------------
(in thousands)
Treasury tax and loan note                         $   1,800        $   2,023
Federal Home Loan Bank-Advance                        94,331          114,375
Other                                                  1,197            1,196
                                                   -----------------------------
                                                   $  97,328        $ 117,594
                                                   =============================

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. The Bank borrowed $1,500,000 from the Federal Home Loan Bank in July 1996. The borrowing bears interest at a fixed rate of 7.20%, has a remaining principal balance of $1,331,000 and matures on July 24, 2006. In addition, the bank had a credit line advance of $20,000,000 with the Federal Home Loan Bank on December 29, 2000. The interest rate on this line was 6.56%. Also the bank borrowed eight long-term loans with the Federal Home Loan Bank. These loans total $73,000,000, bear a weighted average interest rate of 5.87% and mature between April 8, 2002 and April 12, 2010.

In May 1998 the Company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30% and mature on June 30, 2029. The Company will have the right, at any time not earlier than June 30, 2003, to dissolve the Trust and cause the Junior Subordinated Debentures, after satisfaction of liabilities to creditors of the Trust, to be distributed to the holders of the Preferred Securities. Such right is subject, however, to the Company having received prior approval of the Federal Reserve if then required under applicable capital guidelines or policies of the Federal Reserve. The Company is using the proceeds primarily for general business purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

EARNINGS PER SHARE (EPS)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2000, 1999 and 1998 was an increase of 493, 26,775 and 40,999 shares, respectively.

STOCK OPTION PLAN

The common stockholders of the Company approved a stock option plan (the "Option Plan") that provides for granting of options for not more than 150,000 shares of Class A common stock. Under the Option Plan, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plan is administered by the Compensation Committee whose members are ineligible to participate in the Option Plan. Based on management's recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (no more than ten years from the date of grant). There were no options exercisable at December 31, 2000.

Information with regard to the stock option plan is as follows:


                                           Number of        Weighted Average
                                         Option Shares    Option Price Per Share
--------------------------------------------------------------------------------
Outstanding at December 31, 1997            78,533               $ 3.75
Granted                                         -                    -
Exercised                                  (31,750)                3.75
Cancelled                                       -                    -
--------------------------------------------------------------------------------
Outstanding at December 31, 1998            46,783                 3.75
Granted                                         -                    -
Exercised                                  (19,033)                3.75
Cancelled                                       -                    -
--------------------------------------------------------------------------------
Outstanding at December 31, 1999            27,750                 3.75
Granted                                         -                    -
Exercised                                  (27,750)                3.75
Cancelled                                       -                    -
--------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 2000                -                $   -
================================================================================

The Company measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25. The Company granted no stock options during 2000, 1999 or 1998 and, therefore, no disclosures of proforma net income and earnings per share as if the fair value method had been applied are required. The new disclosures will be provided when additional stock options are granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CAPITAL AND OTHER REGULATORY REQUIREMENTS

The Bank is subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company's financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Commonwealth of Massachusetts categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                           To Be Well Capitalized
                                                                                                           Under Prompt Corrective
                                                        Actual           For Capital Adequacy Purposes        Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
                                                  Amount        Ratio         Amount          Ratio         Amount          Ratio
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
As of December 31, 2000:
  Total capital (to risk-weighted assets)        $71,240        12.84%       $ 44,384         8.00%        $ 55,480        10.00%
  Tier 1 capital (to risk-weighted assets)        65,578        11.82%         22,192         4.00%          33,288         6.00%
  Tier 1 capital (to 4th qtr. average assets)     65,578         6.69%         39,195         4.00%          48,994         5.00%
As of December 31, 1999:
  Total capital (to risk-weighted assets)        $63,962        12.61%       $ 40,581         8.00%        $ 50,726        10.00%
  Tier 1 capital (to risk-weighted assets)        57,605        11.36%         20,291         4.00%          30,436         6.00%
  Tier 1 capital (to 4th qtr. average assets)     57,605         6.44%         35,785         4.00%          44,731         5.00%

12. INCOME TAXES

The current and deferred components of income tax expense for the years ended December 31 are as follows:

                                       2000              1999              1998
--------------------------------------------------------------------------------
(in thousands)
Current expense:
  Federal                           $   967           $ 5,883           $ 4,884
  State                                   6               289               349
                                    --------------------------------------------
   Total current expense                973             6,172             5,233
                                    --------------------------------------------
Deferred expense:
  Federal                             4,534            (1,269)           (1,001)
  State                                --                --                 630
  Valuation allowance                   (79)             --                --
                                    --------------------------------------------
   Total deferred expense             4,455            (1,269)             (371)
                                    --------------------------------------------
Provision for income taxes          $ 5,428           $ 4,903           $ 4,862
                                    ============================================

Income tax accounts included in other assets and other liabilities at December 31 are as follows:

                                                      2000              1999
--------------------------------------------------------------------------------
(in thousands)
Currently receivable (payable)                      $ 1,078           $  (373)
Deferred income tax (liability) asset, net             (769)            6,108
                                                    ----------------------------
                                                    $   309           $ 5,735
                                                    ============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 35% for 2000 and 1999 and 34% for 1998 to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

                                             2000       1999        1998
--------------------------------------------------------------------------------
(in thousands)
Federal income tax expense
  at statutory rates                        $ 5,471    $ 4,903     $ 4,409
State income taxes, net of Federal
  income tax benefit                              4        188         646
Effect of tax-exempt interest                   (17)       (17)        (77)
Other                                           (30)      (171)       (116)
                                            ------------------------------------
                                            $ 5,428    $ 4,903     $ 4,862
                                            ====================================
Effective Tax Rate                             34.7%      35.0%       37.5%

The following table sets forth the Company's gross deferred income tax assets and gross deferred income tax liabilities at December 31:

                                                             2000         1999
--------------------------------------------------------------------------------
(in thousands)
Deferred income tax assets:
  Allowance for loan losses                               $ 2,806      $ 2,602
  Deferred compensation                                     1,892        1,678
  Unrealized loss on securities available-for-sale            628        3,050
  Acquisition premium                                         340          240
  Capital loss carryforward                                  --             79
  Investments writedown                                        51           64
  Other                                                        72           62
                                                         -----------------------
   Gross deferred income tax asset                          5,789        7,775
  Valuation allowance                                        --            (79)
                                                         -----------------------
                                                            5,789        7,696
Deferred income tax liabilities:
  Deferred income                                          (4,949)        --
  Accrued dividends                                           (73)        --
  Purchase accounting                                         (26)        (270)
  Depreciation                                               (246)        (188)
  Limited partnerships                                     (1,205)      (1,106)
  Other                                                       (59)         (24)
                                                         =======================
   Deferred income tax (liability) asset, net             $  (769)     $ 6,108
                                                         =======================

13. EMPLOYEE BENEFITS

The Company has a qualified Defined Benefit Pension Plan (the "Plan"), which is offered to all employees reaching minimum age and service requirements. A change in the discount rate used, a stable work force and increased compensation expense in 2000 resulted in an increase in pension cost.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         Defined Benefit Pension Plan      Supplemental Insurance/Retirement Plan
                                                             2000               1999               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year                 $ 7,628            $ 7,952            $ 6,272            $ 5,557
  Service cost                                                427                495                 32                 63
  Interest cost                                               553                497                455                347
  Plan amendment                                             --                 --                 --                  440
  Actuarial loss (gain)                                       917             (1,158)             1,321               (124)
  Benefits paid                                              (285)              (158)               (13)               (11)
                                                          --------------------------------------------------------------------------
  Benefit obligation at end of year                       $ 9,240            $ 7,628            $ 8,067            $ 6,272
                                                          --------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year          $ 5,625            $ 4,875
  Actual return on plan assets                                506                308
  Employer contributions                                      600                600
  Benefits paid                                              (285)              (158)
                                                          --------------------------------------------------------------------------
  Fair value of plan assets at end of year                $ 6,446            $ 5,625
                                                          --------------------------------------------------------------------------
  Funded status                                           $(2,794)           $(2,003)           $(8,067)           $(6,272)
  Unrecognized transition obligation                           (1)                (2)              (103)              (206)
  Unrecognized prior service cost                            (424)              (523)               407                446
  Unrecognized net actuarial loss                          (1,646)              (794)            (2,963)            (1,714)
                                                          --------------------------------------------------------------------------
  Accrued benefit cost                                    $  (723)           $  (684)           $(5,408)           $(4,798)
                                                          ==========================================================================

Weighted-average assumptions as of December 31:
  Discount rate                                              6.75%              7.25%              6.75%              7.25%
  Expected return on plan assets                             8.00%              8.00%               N/A                N/A
  Rate of compensation increase                              5.00%              5.00%              5.00%              5.00%

Components of net periodic benefit cost:
  Service cost                                            $   427            $   495            $    32            $    63
  Interest cost                                               553                497                455                347
  Expected return on plan assets                             (443)              (396)              --                 --
  Amortization of unrecognized
    transition obligation                                       1                  1                103                103
  Recognized prior service cost                                99                 99                (39)               (68)
  Recognized net losses                                         2                 76                 72                 91
                                                          --------------------------------------------------------------------------
  Net periodic cost                                       $   639            $   772            $   623            $   536
                                                          ==========================================================================


The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 25% for the first 4% of compensation contributed by each employee. The Company's match totaled $70,000 for 2000 and $61,000 for 1999. Administrative costs associated with the plan are absorbed by the Company.

The Company does not offer any post retirement programs other than pensions.

14. COMMITMENTS AND CONTINGENCIES

A number of legal claims against the Bank arising in the normal course of business were outstanding at December 31, 2000. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company's consolidated financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments with off-balance sheet risk at December 31 are as follows:

Contract or Notional Amount                                  2000         1999
--------------------------------------------------------------------------------
(in thousands)
Financial instruments whose contract amount
  represents credit risk:
   Commitments to originate 1 - 4 family mortgages        $ 1,344      $ 3,056
   Standby letters of credit                                  991        1,169
   Unused lines of credit                                  88,679       86,015
   Unadvanced portions of construction loans               24,476       10,838

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

In addition to general commitments, the Company has originated 1 - 4 family mortgages for sale in the secondary markets. These loans were sold with and without recourse and no loan was originated without its sale having been pre-arranged. The Company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $479,000 at December 31, 2000 and $490,000 at December 31, 1999.

16. OTHER OPERATING EXPENSES

Year Ended December 31,                          2000         1999         1998
--------------------------------------------------------------------------------
(in thousands)
Marketing                                      $1,286       $  947       $1,079
Supplies                                          595          479          488
Telephone                                         268          240          267
Postage and delivery                              492          470          459
Legal and audit                                   546          462          381
Consulting                                        278          180          654
Software maintenance and amortization             539          421          237
Processing services                               764          436          278
Insurance                                         164          179          172
FDIC assessment                                   141           82           70
Core deposit intangible amortization              200          200          200
Goodwill amortization                             267          327          171
Capital expense amortization                      224          257          133
Other                                             736          792          553
                                               ---------------------------------
                                               $6,500       $5,472       $5,142
                                               =================================

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEPOSITS: The fair value of demand deposits, savings, NOW and money market accounts is based on the estimated discounted value of cash flows. The discount rate used is estimated based on similar rates currently offered for deposits of similar remaining estimated maturities. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for deposits of similar remaining maturities.

REPURCHASE AGREEMENTS AND OTHER BORROWED FUNDS: The fair value of repurchase agreements and other borrowed funds is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other borrowed funds of similar remaining maturities.

OFF-BALANCE SHEET INSTRUMENTS: The fair values of the Company's unused lines of credit, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Company's commitments to sell mortgage loans approximates the estimated cost to terminate or otherwise settle the obligations with the counterparties. Therefore, at December 31, 2000 and 1999, there was no fair value adjustment.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                                      2000                                      1999
------------------------------------------------------------------------------------------------------------------------------------
                                                            CARRYING                                 Carrying
                                                            AMOUNTS          FAIR VALUE              Amounts           Fair Value
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Financial assets:
  Cash and cash equivalents                                 $175,802          $175,802               $ 66,528          $ 66,528
  Securities available-for-sale                              273,144           273,144                254,975           254,975
  Investment securities held-to-maturity                     169,186           168,462                152,599           146,603
  Net loans                                                  433,901           422,040                415,079           419,095
  Accrued interest receivable                                  7,612             7,612                  6,624             6,624

Financial liabilities:
  Deposits                                                   793,796           754,559                643,673           643,799
  Repurchase agreements
   and other borrowed funds                                  168,778           167,786                177,074           175,057
  Accrued interest payable                                     3,854             3,854                  2,332             2,332

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

18. QUARTERLY RESULT OF OPERATIONS (UNAUDITED)

2000 Quarters                                                FOURTH               THIRD              SECOND               FIRST
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest income                                            $   17,207          $   16,943          $   16,592          $   15,812
Interest expense                                                8,040               7,958               7,768               7,326
                                                          --------------------------------------------------------------------------
  Net interest income                                           9,167               8,985               8,824               8,486
Provision for loan losses                                         375                 375                 375                 300
                                                          --------------------------------------------------------------------------
  Net interest income after provision
   for loan losses                                              8,792               8,610               8,449               8,186
Other operating income                                          1,943               1,772               2,060               1,459
Operating expenses                                              6,799               6,549               6,303               5,987
                                                          --------------------------------------------------------------------------
  Income before income taxes                                    3,936               3,833               4,206               3,658
Provision for income taxes                                      1,304               1,307               1,510               1,307
                                                          --------------------------------------------------------------------------
  Net income                                               $    2,632          $    2,526          $    2,696          $    2,351
                                                          ==========================================================================
Share Data:
  Average shares outstanding, basic                         5,553,720           5,560,350           5,603,086           5,672,269
  Average shares outstanding, diluted                       5,553,720           5,560,350           5,603,086           5,674,306
  Earnings per share, basic                                $     0.47          $     0.45          $     0.48          $     0.41
  Earnings per share, diluted                              $     0.47          $     0.45          $     0.48          $     0.41
                                                          ==========================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999 Quarters                                 Fourth            Third          Second          First
-----------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest income                            $   15,404      $   14,682      $   14,583      $   14,150
Interest expense                                7,063           6,528           6,481           6,212
                                           ----------------------------------------------------------
  Net interest income                           8,341           8,154           8,102           7,938
Provision for loan losses                         800             225             225             225
                                           ----------------------------------------------------------
  Net interest income after provision
   for loan losses                              7,541           7,929           7,877           7,713
Other operating income                          1,366           1,407           1,532           1,298
Operating expenses                              5,693           5,613           5,749           5,600
                                           ----------------------------------------------------------
  Income before income taxes                    3,214           3,723           3,660           3,411
Provision for income taxes                        978           1,275           1,375           1,275
                                           ----------------------------------------------------------
  Net income                               $    2,236      $    2,448      $    2,285      $    2,136
                                           ==========================================================
Share Data:
  Average shares outstanding, basic         5,724,416       5,804,096       5,814,533       5,825,528
  Average shares outstanding, diluted       5,746,282       5,827,577       5,842,324       5,858,711
  Earnings per share, basic                $     0.39      $     0.42      $     0.39      $     0.37
  Earnings per share, diluted              $     0.39      $     0.42      $     0.39      $     0.36
                                           ==========================================================

19. PARENT COMPANY FINANCIAL STATEMENTS

The balance sheets of Century Bancorp, Inc. ("Parent Company") as of December 31, 2000 and 1999 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2000 are presented below. The statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and are therefore not presented here.

BALANCE SHEETS

December 31,                                             2000            1999
--------------------------------------------------------------------------------
(in thousands)
Assets:
     Cash                                              $ 32,172          $32,404
     Investment in subsidiary, at equity                 67,955           55,910
     Other assets                                         1,329            1,425
                                                       -------------------------
        Total assets                                   $101,456          $89,739
                                                       =========================
Liabilities and Stockholders' Equity:
     Liabilities                                       $  1,200          $   693
     Long term debt                                      28,750           28,750
     Stockholders' equity                                71,506           60,296
                                                       -------------------------
        Total liabilities and stockholders' equity     $101,456          $89,739
                                                       =========================


STATEMENTS OF INCOME

Year Ended December 31,                            2000            1999           1998
---------------------------------------------------------------------------------------
(in thousands)
Income:
   Dividends from subsidiary                     $ 3,193          $1,678         $1,435
   Interest income from deposits in bank           1,835           1,714          1,159
   Other income                                       79              86             12
                                                 --------------------------------------
    Total income                                   5,107           3,478          2,606
Interest expense                                   2,460           2,460          1,485
Operating expenses                                   283             390            212
                                                 --------------------------------------
   Income before income taxes and equity in
    undistributed income of subsidiary             2,364             628            909
Provision for income taxes                          (293)           (373)          (167)
                                                 --------------------------------------
   Income before equity in undistributed
    income of subsidiary                           2,657           1,001          1,076
Equity in undistributed income of subsidiary       7,548           8,104          7,029
                                                 --------------------------------------
   Net income                                    $10,205          $9,105         $8,105
                                                 ======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

Year Ended December 31,                                     2000             1999           1998
----------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities:
   Net income                                              $10,205          $ 9,105         $ 8,105
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Undistributed income of subsidiary                    (7,548)          (8,104)         (7,029)
      Depreciation and amortization                            230              234             138
      (Increase) decrease in other assets                     (133)              14          (1,728)
      Increase in liabilities                                  507              277              38
                                                           ----------------------------------------
       Net cash provided by (used in)
         operating activities                                3,261            1,526            (476)
                                                           ----------------------------------------
Cash flows from financing activities:
   Stock options exercised                                     104               71             120
   Cash dividends paid                                      (1,477)          (1,369)           (834)
   Treasury stock repurchases                               (2,120)          (2,986)             --
   Issuance of long term debt                                   --               --          28,750
                                                           ----------------------------------------
       Net cash (used in) provided by
         financing activities                               (3,493)          (4,284)         28,036
                                                           ----------------------------------------
Net increase (decrease) in cash                                232           (2,758)         27,560
Cash at beginning of year                                   32,404           35,162           7,602
                                                           ----------------------------------------
Cash at end of year                                        $32,172          $32,404         $35,162
                                                           ========================================
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Income taxes                                            $    --          $    --         $    25


                                      -39

INDEPENDENT AUDITORS' REPORT


KPMG LLP
Certified Public Accountants
99 High Street
Boston, Massachusetts 02110


THE BOARD OF DIRECTORS
CENTURY BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ KPMG LLP


January 8, 2001

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 2000 are as follows:

      NAME                            AGE                           POSITION
George R. Baldwin                     57         Director, Century Bancorp, Inc., and Century Bank and Trust Co.,

Roger S. Berkowitz                    48         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Karl E. Case, Ph. D.                  54         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Henry L. Foster, D.V.M.               75         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Marshall I. Goldman, Ph. D.           70         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Russell B. Higley, Esquire            61         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan B. Kay                       41         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Donald H. Lang                        60         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Fraser Lemley                         60         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph P. Mercurio                    52         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph J. Senna, Esquire              61         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Barry R. Sloane                       45         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan G. Sloane                    42         Director and Executive Vice President, Century Bancorp, Inc.; President
                                                 and COO, Century Bank and Trust Company

Marshall M. Sloane                    74         Chairman, President and CEO, Century Bancorp, Inc., Chairman and
                                                 CEO, Century Bank and Trust Company

Stephanie Sonnabend                   47         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

George F. Swansburg                   58         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jon Westling                          58         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Mr. Baldwin became a director of the Company in 1996. He has been a Director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of Baldwin & Co.

Mr. Berkowitz became a director of the Company in 1996. He was elected a director of Century Bank/Suffolk in 1989 and has been a director of Century Bank and Trust Company since the banks merged in 1992. Mr. Berkowitz is President and CEO of Legal SeaFoods, Inc.

Dr. Case became a director of the Company in 1996. Dr. Case has been a director of Century Bank and Trust Company since 1995. He is a Professor of Economics at Wellesley College and a Visiting Scholar at the Federal Reserve Bank of Boston.

Dr. Foster has been a director of the Company since its organization in 1972. He was a founding director of Century Bank and Trust Company in 1969. He is founder and Chairman Emeritus of Charles River Laboratories, Inc.

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He is a Professor of Economics at Wellesley College and Associate Director of the Davis Center for Russian Studies at Harvard University.

Mr. Higley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1986. Mr. Higley is an attorney.

Mr. Kay became a director of the Company in 1997. He was also elected a director of Century Bank and Trust Company in 1997. Mr. Kay is President of The Kay Companies.

Mr. Lang became a director of the Company and Century Bank and Trust Company in September of 1999. In 1987 he was elected Executive Vice President of Century Bank and Trust Company. He is now retired.

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

Mr. Swansburg became a director of the Company in 1986 and was elected Executive Vice President in 1995. He was President of Century North Shore Bank and Trust Company. In 1992 he was elected President and COO and became a director of Century Bank and Trust Company. He is now retired.

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

The Audit Committee meets with KPMG LLP, the independent certified public accountants, in connection with the annual audit of the Company's financial statements. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner's staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiary. The Audit Committee met four times during 2000.

AUDIT COMMITTEE REPORT

The Audit Committee of the Company's Board of Directors is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls. The Audit Committee is composed of five directors, each of whom is independent as defined by the National Association of Securities Dealers' listing standards as may be modified or supplemented. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. A copy of this Charter is attached as Appendix A.

Management is responsible for the Company's internal controls and financial reporting process. The independent accountants are responsible for performing an independent audit of the Company's consolidated financial statement in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with KPMG LLP, the independent accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards No. 61 (Communication with Audit Committees), as may be modified or supplemented. The Audit Committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as may be modified or supplemented. Additionally, the Audit Committee has discussed with KPMG LLP the firm's independence. Fees paid to KPMG LLP for audit fees and other fees were $90,000 and $24,950, respectively.

Based on the review and discussions referred to in the paragraph above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

                Joseph J. Senna, Chair, George R. Baldwin, Henry L. Foster, Russell B. Higley, Jon Westling

Directors not employed by the Company receive $250 per Board meeting attended and $450 per committee meeting attended.

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

Marshall M. Sloane              Chairman, President and CEO; Chairman and CEO, Century Bank
                                and Trust Company. Mr. Sloane is 74 years of age.

Jonathan G. Sloane              Director and Executive Vice President; Director, President and COO, Century
                                Bank and Trust Company. Mr. Sloane is 42 years of age.

Paul V. Cusick, Jr.             Vice President and Treasurer; Executive Vice President, Chief Financial
                                Officer and Treasurer, Century Bank and Trust Company.
                                Mr. Cusick is 56 years of age.

Paul A. Evangelista             Executive Vice President, Century Bank and Trust Company with responsibility for retail, cash management and fee income. Mr. Evangelista is 37 years of age.

Kenneth M. Johnson              President, Century Financial Services, Inc. Mr. Johnson is 40 years of age.

William J. Sloboda              Executive Vice President, Century Bank and Trust Company with responsibility for operations.  Mr. Sloboda is 58 years of age.

David B. Woonton                Executive Vice President, Century Bank and Trust Company with responsibility for lending.  Mr. Woonton is 45 years of age.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee is a committee of the Board of Directors composed of Joseph P. Mercurio as Chairman, Fraser Lemley and Roger S. Berkowitz. It reviews the salaries of the Company's officers and administers the Company's Supplemental Executive Insurance/Retirement Income Plan and Incentive Compensation Plan.

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

BASE SALARY

Base salary levels are set so that the Company has the management talent to meet the challenges in the financial services industry. Several factors are included in setting base salaries including the responsibilities of the executive officer, the scope of the executive's position, individual performance and salary levels at peer banks. Historically, the Company's executive compensation practices have been designed to provide total compensation in the middle range of compensation levels at similar banking institutions. Salary increases for the senior management group have averaged 5% to 9% during the last several years.

CASH INCENTIVE PLANS

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. No bonuses are paid unless actual earnings are of budgeted net income. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 2000, 1999 and 1998 are shown in the Summary Compensation Table.

EXECUTIVE BENEFITS

The Company's executive compensation package includes a special benefits component in addition to base salary and cash and stock incentive plans. These special benefits are viewed as less important than the above. Where such benefits are provided, they are intended to support other business purposes including facilitating business development efforts.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 2000 cash compensation for Mr. Sloane was $827,000 of which $585,000 was base salary.

CONCLUSION

The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

                           COMPARISON OF FIVE-YEAR
                           Cumulative Total Return*

                                  [LINE GRAPH]




Value of $100 Invested on December 31, 1995 at:

                                  [PLOTPOINTS]

                       12/31/96       12/31/97        12/31/98        12/31/99        12/31/00
                      ---------      ---------       ---------       ---------        --------
Century                  131.34         181.25          186.99          169.35          156.82
Nasdaq Banks             132.04         221.06          219.64          211.14          241.08
Nasdaq U.S.              123.04         150.69          212.51          394.92          237.62


* Assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 1995 and that all dividends were reinvested.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for fiscal years ending December 31, 1998, 1999 and 2000, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.

==================================================================================================================================
                                                       SUMMARY COMPENSATION TABLE
==================================================================================================================================
                                                                                      Long-Term Compensation
                                                                             -------------------------------------

                                                Annual Compensation                  Awards                Payouts
==================================================================================================================
                                                                             Restricted     Securities
Name                                                                            Stock       Underlying      LTIP       All Other
and                                        Salary      Bonus(1)    Other       Awards        Options/      Payouts    Compensation
Principal Position               Year        ($)         ($)        ($)          ($)         SARs (#)        ($)          ($)
----------------------------------------------------------------------------------------------------------------------------------
Marshall M. Sloane               2000      585,000      268,000      0            0             0             0            0
Chairman, President and          1999      520,000      242,200      0            0             0             0            0
CEO, Century Bancorp, Inc.       1998      464,500      199,400      0            0             0             0            0
Chairman and CEO, Century
Bank and Trust Company
----------------------------------------------------------------------------------------------------------------------------------
Jonathan G. Sloane               2000      295,000      108,800      0            0             0             0            0
Executive Vice President         1999      250,000       96,900      0            0             0             0            0
Century Bancorp, Inc.            1998      200,000       79,760      0            0             0             0            0
President and COO, Century
Bank and Trust Company
----------------------------------------------------------------------------------------------------------------------------------
Paul V. Cusick, Jr.              2000      195,000       69,500      0            0             0             0            0
Executive Vice President         1999      160,000       60,600      0            0             0             0            0
Century Bank and Trust           1998      129,500       49,850      0            0             0             0            0
Company
----------------------------------------------------------------------------------------------------------------------------------
Kenneth M. Johnson               2000      251,128         0         0            0             0             0            0
President                        1999      240,454         0         0            0             0             0            0
Century Financial Services,      1998      202,947         0         0            0             0             0            0
Inc.
----------------------------------------------------------------------------------------------------------------------------------
David B. Woonton                 2000      187,200       69,500      0            0             0             0            0
Executive Vice President         1999      123,914       40,400      0            0             0             0            0
Century Bank and Trust           1998         0             0        0            0             0             0            0
Company
==================================================================================================================================

(1) Bonus amounts are based on performance for the years shown.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT INCOME PLAN

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Executive Insurance/Retirement Income Plan (the "Supplemental Plan").

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual's salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $2,925,000, $1,475,000, $975,000, $936,000 for
Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick and Woonton.

Premiums paid by the Company in 2000 amounted to $87,800, $63,500, $27,200, $65,000, for policies on the lives of Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton. The policies are on an "insurance bonus" basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy's proceeds. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

A participant in the Supplemental Plan is also entitled to retirement benefits. Participants, upon retirement at age 65, after a specified number of years of service, are entitled to receive for life, with ten years certain, 75% of their highest 36 months compensation for certain executives, or 66% of such compensation if the participants are senior officers (as determined by the Compensation Committee), less the primary social security benefits and the benefit received from the defined benefit retirement plan. If a participant retires or terminates employment prior to age 65 such person is entitled to a reduced benefit. Five years of service are required for any benefits to become vested. Thereafter benefits vest incrementally.

The following table illustrates representative annual retirement benefits at various compensation levels for executive management employees under the Supplemental Plan who retire at age 65 and with 15 years of service, without reflecting the required offset of benefits from social security and the defined benefit retirement plan.

          Five Year                   Executive Officer         Senior Officer
          Average Compensation        Annual Benefit            Annual Benefit
          --------------------        -----------------         --------------
              $ 100,000                  $ 75,000                   $ 66,666
                150,000                   112,500                    100,000
                200,000                   150,000                    133,300
                250,000                   187,500                    166,700
                300,000                   225,000                    200,000
                400,000                   300,000                    266,700
                600,000                   450,000                    400,000
                800,000                   600,000                    533,300

As of January 1, 2001, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton were 100%, 100%, 77.5%, and 0%, vested, respectively, under the Supplemental Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2000 (i) by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Class A or Class B Common Stock (ii) by each of the Company's directors and certain officers; and (iii) by all directors and officers of the Company as a group.

NUMBER OF BENEFICIAL
OWNER & ADDRESS OR NUMBER                  CLASS A            % A            CLASS B              % B
OF PERSONS IN GROUP                         OWNED             OWNED           OWNED              OWNED
-------------------                         -----             -----           -----              -----
Charles J. Moore (i)                       328,100             8.74%
The Banc Funds
208 South LaSalle Street
Chicago, IL 60604

Marshall M. Sloane (I)(ii)                  16,357(1)          0.44%       1,682,690(2)          79.25%
400 Mystic Ave.
Medford, MA  02155

George R. Baldwin (ii)                       7,514             0.20%
Roger S. Berkowitz (ii)                      1,862             0.05%
Karl E. Case (ii)                            1,150             0.03%
Paul V. Cusick, Jr. (ii)                    15,200             0.40%
Paul A. Evangelista(ii)                        500             0.01%
Henry L. Foster, D.V.M. (ii)                19,206             0.51%           1,000              0.05%
Marshall I. Goldman (ii)                     1,096(3)          0.03%          30,000(4)           1.41%
Russell B. Higley, Esquire (ii)              4,407             0.12%
Jonathan B. Kay (ii)                         4,745(7)          0.13%          60,000(6)           2.83%
Donald H. Lang (ii)                         12,100             0.32%
Fraser Lemley (ii)                           7,467(9)          0.20%
Joseph P. Mercurio (ii)                      2,909             0.08%
Joseph J. Senna (ii)                        45,740(5)          1.22%
Barry R. Sloane (ii)                         1,366(10)         0.04%
Jonathan G. Sloane (ii)                     17,330(8)          0.46%          60,000              2.83%
William J. Sloboda (ii)                     12,009             0.32%             500              0.02%
Stephanie Sonnabend (ii)                       969             0.03%
George F. Swansburg (ii)                    30,040             0.80%
Jon Westling (ii)                            1,221             0.03%
David B. Woonton                                 0             0.00%

All directors and officers as a group
(20 in number) (iii)                       203,188             5.42%       1,834,190             86.39%


(1) Includes 2,500 shares owned by Mrs. Sloane and also includes 13,466 shares held in trust for Mr. Sloane's grandchildren.
(2) Includes 1,500 shares owned by Mrs. Sloane, and does not include 120,000 shares owned by Mr. Sloane's children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares.
(3) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.
(4) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.
(5)     Includes 34,800 shares owned by Mrs. Senna.
(6)     Entire 60,000 shares are owned by Mrs. Kay, Marshall Sloane's daughter.
(7)     Includes 30 shares owned by Mrs. Kay.
(8) Includes 70.56 shares owned by Mrs. Debra Sloane and includes 333 shares owned by Mr. Jonathan Sloane's children.
(9) Includes 500 shares owned by Mrs. Lemley and 610 shares held by son, Noah Lemley.
(10) Includes 30 shares owned by son and 51 shares owned by partner Candace Lapidus.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company's knowledge, there currently are none) are required by SEC regulation to furnish the Company's with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the corporation believes that, during 2000, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with, except that reports on initial holdings and subsequent purchases by one director were filed late.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  (1)   Financial Statements.

                  The following financial statements of the company and its subsidiaries are presented in Item 8:

                  Independent Auditors' Report

                  Consolidated Balance Sheets - December 31, 2000 and 1999

                  Consolidated Statements of Income -- Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Changes in Stockholders' Equity -Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows-Years Ended December 31, 2000, 1999 and 1998

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March 2001.

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




----------------------------------------------------
George R. Baldwin, Director



----------------------------------------------------
Roger S. Berkowitz, Director


/s/ Karl E. Case
----------------------------------------------------
Karl E. Case, Ph.D., Director


/s/ Henry L. Foster
----------------------------------------------------
Henry L. Foster, D.V.M., Director


/s/ Marshall I. Goldman
----------------------------------------------------
Marshall I. Goldman, Ph.D., Director


/s/ Russell B. Higley
----------------------------------------------------
Russell B. Higley, Esquire, Director


/s/ Jonathan B. Kay
----------------------------------------------------
Jonathan B. Kay, Director


/s/ Donald H. Lang
----------------------------------------------------
Donald H. Lang, Director


/s/ Fraser Lemley
----------------------------------------------------
Fraser Lemley, Director


/s/ Joseph P. Mercurio
----------------------------------------------------
Joseph P. Mercurio, Director


/s/ Joseph J. Senna
----------------------------------------------------
Joseph J. Senna, Esquire, Director


/s/ Barry R. Sloane
----------------------------------------------------
Barry R. Sloane, Director


/s/ Stephanie Sonnabend
----------------------------------------------------
Stephanie Sonnabend, Director


/s/ George F. Swansburg
----------------------------------------------------
George F. Swansburg, Director


/s/ Jon Westling
----------------------------------------------------
Jon Westling, Director


/s/ Marshall M. Sloane
----------------------------------------------------
Marshall M. Sloane, Chairman, President and
Chief Executive Officer


/s/ Jonathan G. Sloane
----------------------------------------------------
Jonathan G. Sloane, Director and
Executive Vice President


/s/ Paul V. Cusick, Jr.
----------------------------------------------------
Paul V. Cusick, Jr., Vice President and Treasurer,
Principal Financial Officer


/s/ Kenneth A. Samuelian
----------------------------------------------------
Kenneth A. Samuelian, Vice President and Controller,
Century Bank and Trust Company,
Principal Accounting Officer

                                   APPENDIX A


CENTURY BANCORP, INC., AUDIT COMMITTEE CHARTER


I. PURPOSE

                The Audit Committee's ("Committee") primary mission is to oversee the financial reporting process and internal controls of Century Bancorp. and subsidiaries. The Committee is to assist the Century Bancorp. Board of Directors ("Board") in fulfilling its oversight responsibilities by reviewing: the financial information provided to shareholders and others; the systems of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board have established; as well as the audit and financial reporting processes. Consistent with this function, the Committee should promote continuous improvement of, and foster adherence to, the Company's policies, procedures, and practices.

II. COMPOSITION AND MEETINGS

                On an annual basis, the Board shall elect the members of the Committee and the Committee's Chair, who shall also be a member of the Board. A quorum shall consist of a majority of the members of the Committee. The Committee shall be comprised of three or more directors, each of whom shall be financially literate and have a working familiarity with basic finance and accounting practices. At least one Committee member shall have accounting or related financial expertise.

                Each Committee member shall be an "independent" director. In accordance with the NASD Rule 4000 series and the considerations noted in Section 112 of FDICIA, an "independent director" will be defined as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. The following persons shall not be considered independent:

                - a director who is employed by the corporation or any of its affiliates for the current year or any of the past three years;


                - a director who accepts any compensation from the corporation or any of its affiliates in excess of $60,000 during the previous fiscal year, other than compensation for board service, benefits under a tax-qualified retirement plan, or non-discretionary compensation;

                - a director who is a member of the immediate family of an individual who is, or has been in the past three years, employed by the corporation of any of its affiliates as an executive officer;

                - a director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the corporation made, or from which the corporation received, payments (other than those arising solely from investments in the corporation's securities) that exceed 5% of the corporation or business organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years;

                - a director who is employed as an executive of another entity where any of the company's executives serve on that entity's compensation committee.

                - a director who owns or controls, or has owned or controlled within the preceding year, assets representing 10% or more of any outstanding class of voting securities of Century Bancorp.

                The Committee shall meet at least four times annually. The Audit Director or other designee shall have responsibility for recording minutes of the proceedings. To foster open communication, the Committee should meet with management, the Audit Director, and the Independent Public Accountant ("IPA") in separate executive sessions. The Committee shall report its activities to the Board on a regular basis.

III. RESPONSIBILITIES OF THE AUDIT COMMITTEE

A. OVERSIGHT

        1. Provide an open avenue of communication among the IPA, financial and senior management, the Internal Audit Department, the Compliance Officer, and the Board.

        2. Review the activities of Internal Audit and the IPA. Review reports of audits, regulatory examinations, and asset quality. In consultation with the Audit Director and the IPA, the Committee shall review: the scope of the Internal Audit Plan, the annual audit of the financial statements, the result of the previous year's audit activities, and the level of coordination between the internal and external audit activities. The Committee should ensure that the activities of the IPA and the Audit Director are independent, and there is no management interference in the audit reporting process.

        3. Ensure that management undertakes timely and appropriate corrective actions to recommendations made by regulatory examiners, the IPA, and Internal Audit. Report to the Board management's failure to implement a resolution to internal control exceptions.

        4. In consultation with management, the IPA, and Internal Audit, consider the integrity of financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control, and report such exposures.

        5. Perform any other activities consistent with this Charter, the Company's by-laws, and governing law, as the Committee or the Board deems appropriate. If deemed necessary, the Committee may retain special counsel or hire other consultants.

B. REQUIRED REVIEWS AND DISCLOSURES

        1. Review, assess the adequacy of, and approve the Audit Committee Charter annually. Submit the Charter to the Board for approval on an annual basis. Have the Charter published every 3 years in accordance with SEC regulations.

        2. Require that the CFO and IPA review interim quarterly financial statements before the company files its Form 10-Q.

        3. Review with management, internal audit, and the IPA the annual financial statements and related footnotes, and financial information included in the company's annual report to shareholders and on Form 10-K. Discuss certain matters required to be communicated to the Committee in accordance with SAS61. Discuss significant issues regarding accounting principles, practices, and judgements. Review with management the Management's Discussion & Analysis ("MD&A") section of the Annual Report to the SEC on Form 10-K, and ask the extent to which the IPA reviewed the MD&A section.

        4. As required by the SEC, prepare a report to shareholders for inclusion in the Company's annual proxy statement (10-K).

        5. Annually, review with management, the IPA, and the Audit Director, the content and conclusion of each report issued under
                Section 112 of FDICIA, management reporting on internal controls and compliance with certain laws and regulations. The Committee shall be the final arbiter of any disputes between management and the auditors.

C. INDEPENDENT PUBLIC ACCOUNTANT ("IPA")

        1. The IPA is ultimately accountable to the Audit Committee and the Board of Directors. The Committee has the authority and responsibility to select, evaluate, and replace the principal IPA.

        2. On an annual basis, ensure that the IPA submits a written statement, consistent with Independence Standards Board Standard 1, regarding relationships and services that may affect objectivity and independence. Discuss any relevant matters with the IPA and recommend that the Board take action, as needed, to address the IPA's independence.

        3. Review the IPA's audit plan. Discuss scope, staffing, locations, reliance upon management and internal audit, and general audit approach.

        4. Consider the IPA's judgements about the quality and appropriateness of the Company's accounting principles as applied to its financial reporting. The Committee shall review the Company's annual financial statements and accompanying footnotes, and the IPA's reports of audits and management letters, with particular attention to the:

                -       conformance of the audits to Auditing Standards;
                - financial statements conformance to Generally Accepted Accounting Principles;
                - full disclosure of all material issues affecting the Company's operations and financial condition as well as their fair presentation;
                -       scope and effectiveness of the audit.

        5. Request an explanation from the IPA and the CFO of changes in accounting standards or rules promulgated by the FASB, SEC, or other regulatory bodies.

        6. Evaluate the effectiveness of the external audit efforts through meetings with the Audit Director, the IPA, and management.

D. INTERNAL AUDIT

        1. Internal Audit is ultimately accountable to the Audit Committee and the Board of Directors. The Committee should review the appointment and replacement of the Audit Director. The Committee has the authority and responsibility to evaluate and, if necessary, replace the Audit Director.

        2. Review the budget, plan, changes in plan, activities, organizational structure, and qualifications of the Internal Audit Department. The Committee shall be informed when personnel other than Internal Audit Department staff are used in the completion of the Internal Audit Plan and understand the rationale for using them.

        3. Review significant reports prepared by the Internal Audit Department together with management's response and follow-up to significant issues noted in these reports.

        4. Evaluate the effectiveness of the Internal Audit function through meetings with the Audit Director, the IPA, and management.