Form 10-Q
period 2001-03-31
CENTURY BANCORP INC
filed 2001-05-11
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the quarterly period ended       March 31, 2001                       .
                                    -------------------------------------------
                                                 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                 .
                                -----------------------------------------------
 .

Commission file number                          0-15752                        .
                      ---------------------------------------------------------

                                CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS                                         04-2498617
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
 or organization)                                            Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA                                             02155
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (781) 391-4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           X    Yes                 No
                                          -----             -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2001:

             CLASS A COMMON STOCK, $1.00 PAR VALUE   3,402,300 SHARES
             CLASS B COMMON STOCK, $1.00 PAR VALUE   2,138,050 SHARES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 4, 2001                                 CENTURY BANCORP, INC.
       --------------                        -----------------------------------



/s/ Paul V. Cusick, Jr.                       /s/ Kenneth A. Samuelian
----------------------------                  ------------------------------
PAUL V. CUSICK, JR.                           KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                  VICE PRESIDENT
(PRINCIPAL FINANCIAL OFFICER)                 CENTURY BANK AND TRUST COMPANY
                                              (CHIEF ACCOUNTING OFFICER)




                                     1 of 11

                              Century Bancorp, Inc.

                                                                              PAGE
                                     INDEX                                   NUMBER
                                     -----                                   ------
PART I            FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                  Consolidated Balance Sheets:
                  March 31, 2001 and December 31, 2000                         3

                  Consolidated Statements of Income:
                  Three months (3) Months Ended March 31, 2001 and
                   2000.                                                       4

                  Consolidated Statements of Changes in Stockholders
                  Equity:  Three (3) months ended March 31, 2001 and
                  2000.                                                        5

                  Consolidated Statements of Cash Flows:
                  Three (3) months ended March 31, 2001 and 2000.              6

                  Notes to Consolidated Financial Statements                   7

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                          8- 10

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK                                                 11

PART II.          OTHER INFORMATION

                  Item 1 through Item 6                                       11



                                     2 of 11

PART I - Item 1
----------

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------
                                 (000's)

                                                                                   March 31,          Dec. 31,
ASSETS                                                                                2001               2000
                                                                                  -----------       -----------
Cash and due from banks                                                           $    44,445       $    63,790
Federal funds sold and interest-bearing deposits in other banks                        45,502           112,012
                                                                                  -----------       -----------
    Total cash and cash equivalents                                                    89,947           175,802
                                                                                  -----------       -----------
Securities available-for-sale, amortized cost $309,388  and
         $274,939, respectively                                                       311,631           273,144
Securities held-to-maturity, market value $159,547 and
         $168,462, respectively                                                       158,184           169,186

Loans, net of unearned discount:
  Commercial & industrial                                                              82,950            95,957
  Construction & land development                                                      29,866            21,840
  Commercial real estate                                                              214,085           209,233
  Industrial revenue bonds                                                                101               119
  Residential real estate                                                              81,003            81,526
  Consumer & other                                                                     14,235             9,226
  Home equity                                                                          20,680            21,107
  Overdrafts                                                                              532               555
                                                                                  -----------       -----------
    Total loans, net of unearned discount                                             443,452           439,563
      Less: allowance for loan losses                                                   6,124             5,662
                                                                                  -----------       -----------
        Net loans                                                                     437,328           433,901

  Bank premises and equipment, net                                                      9,089             8,819
  Accrued interest receivable                                                           7,097             7,612
  Other assets                                                                         14,834            15,366
                                                                                  -----------       -----------
          Total assets                                                            $ 1,028,110       $ 1,083,830
                                                                                  ===========       ===========
LIABILITIES

Deposits:
  Demand deposits                                                                 $   183,481       $   198,914
  Savings and NOW deposits                                                            172,698           175,655
  Money market accounts                                                               139,857           131,159
  Time deposits                                                                       244,568           288,068
                                                                                  -----------       -----------
        Total deposits                                                                740,604           793,796

Securities sold under agreements to repurchase                                         67,701            71,450
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                      91,196            97,328
Other liabilities                                                                      23,763            21,000
Long term debt                                                                         28,750            28,750
                                                                                  -----------       -----------
        Total liabilities                                                             952,014         1,012,324

STOCKHOLDERS' EQUITY
  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,760,900 and 3,754,600, respectively                     3,761             3,755
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,185,600 and 2,191,900, respectively                      2,186             2,192
  Additional paid-in capital                                                           11,093            11,093
  Retained earnings                                                                    63,059            60,916
  Treasury stock, Class A, 358,600 and 348,600 shares, at cost, respectively           (5,420)           (5,242)
  Treasury stock, Class B, 47,550 shares, each period, at cost, respectively              (41)              (41)
                                                                                  -----------       -----------
                                                                                       74,638            72,673
  Accumulated other comprehensive (loss)                                                1,458            (1,167)
                                                                                  -----------       -----------
        Total stockholders' equity                                                     76,096            71,506
                                                                                  -----------       -----------
          Total liabilities and stockholders' equity                              $ 1,028,110       $ 1,083,830
                                                                                  ===========       ===========


See accompanying Notes to Consolidated Financial Statements.

                                     3 of 11

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
                           (000's except share data)

                                                                        Three months ended March 31,
                                                                             2001           2000
                                                                         ----------      ----------
  Interest income
    Loans                                                                $    9,712      $    9,427
    Securities held-to-maturity                                               2,576           2,359
    Securities available-for-sale                                             4,428           3,914
    Federal funds sold and interest-bearing deposits in other banks             559             112
                                                                         ----------      ----------
        Total interest income                                                17,275          15,812

  Interest expense
    Savings and NOW deposits                                                    901             980
    Money market accounts                                                       797             540
    Time deposits                                                             3,650           3,055
    Securities sold under agreements to repurchase                              657             697
    FHLB borrowings, other borrowed funds and long term debt                  1,772           2,054
                                                                         ----------      ----------
        Total interest expense                                                7,777           7,326
                                                                         ----------      ----------
          Net interest income                                                 9,498           8,486

            Provision for loan losses                                           375             300
                                                                         ----------      ----------
          Net interest income after provision
           for loan losses                                                    9,123           8,186

  Other operating income
    Service charges on deposit accounts                                         709             457
    Lockbox fees                                                                830             402
    Brokerage commissions                                                       340             440
    Other income                                                                202             160
                                                                         ----------      ----------
        Total other operating income                                          2,081           1,459
                                                                         ----------      ----------

  Operating expenses
    Salaries and employee benefits                                            4,482           3,828
    Occupancy                                                                   559             409
    Equipment                                                                   441             366
    Other                                                                     1,700           1,384
                                                                         ----------      ----------
        Total operating expenses                                              7,182           5,987
                                                                         ----------      ----------

          Income before income taxes                                          4,022           3,658

   Provision for income taxes                                                 1,476           1,307
                                                                         ----------      ----------

          Net income                                                     $    2,546      $    2,351
                                                                         ==========      ==========
---------------------------------------------------------------------------------------------------

  Share data:
    Weighted average number of shares outstanding, basic                  5,547,350       5,672,269
    Weighted average number of shares outstanding, diluted                5,547,350       5,674,306
    Net income per share, basic                                          $     0.46      $     0.41
    Net income per share, diluted                                        $     0.46      $     0.41
    Cash dividends declared:
      Class A common stock                                               $   0.0900      $   0.0800
      Class B common stock                                               $   0.0450      $   0.0370



See accompanying Notes to Consolidated Financial Statements.

                                    4 of 11

Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                           Class A   Class B  Additional             Treasury   Treasury      Other       Total
                                           Common    Common    Paid-In   Retained     Stock      Stock   Comprehensive Stockholders'
Three months ended March 31,                Stock     Stock    Capital   Earnings    Class A    Class B   Income (Loss)   Equity
                                           -------   -------   -------   --------   --------   --------  -------------- ------------
                                                                                       (000's)
2000
----
Balance at December 31, 1999               $  3,722  $  2,197   $ 11,017  $ 52,188   ($ 3,122)  ($    41)  ($ 5,665)     $ 60,296

Net income                                       --        --         --     2,351         --         --         --         2,351

Other comprehensive income, net of tax:
  Increase in unrealized loss on
    securities available-for-sale                --        --         --        --         --         --       (572)         (572)
                                                                                                                         --------
Comprehensive income                                                                                                        1,779

Conversion of Class B common stock to
  Class A common stock, 5,000 shares              5        (5)

Stock options exercised, 27,750 shares           28        --         76        --         --         --         --           104

Treasury stock repurchase, 57,500 shares         --        --         --        --       (890)        --         --          (890)

Cash dividends, Class A common stock,
    $.08 per share                               --        --         --      (285)        --         --         --          (285)

Cash dividends, Class B common stock,
    $.037 per share                              --        --         --       (79)        --         --         --           (79)
                                           --------  --------   --------  --------   --------   --------   --------      --------
Balance at March 31, 2000                  $  3,755  $  2,191   $ 11,093  $ 54,175   ($ 4,012)  ($    41)  ($ 6,237)     $ 60,925
                                           ========  ========   ========  ========   ========   ========   ========      ========


2001
----
Balance at December 31, 2000               $  3,755  $  2,192   $ 11,093  $ 60,916   ($ 5,242)  ($    41)  ($ 1,167)     $ 71,506

Net income                                       --        --         --     2,546         --         --         --         2,546

Other comprehensive income, net of tax:
Decrease in unrealized loss on
  securities available-for-sale                --        --         --        --         --         --      2,625           2,625
                                                                                                                         --------
Comprehensive income                                                                                                        5,171

Conversion of Class B common stock to
    Class A common stock, 6,300 shares            6        (6)        --        --         --         --         --            --

Treasury stock repurchases, 10,000 shares        --        --         --        --       (178)        --         --          (178)

Cash dividends, Class A common stock,
    $.09 per share                               --        --         --      (307)        --         --         --          (307)

Cash dividends, Class B common stock,
    $.045 per share                              --        --         --       (96)        --         --         --           (96)
                                           --------  --------   --------  --------   --------   --------   --------      --------
Balance at March 31, 2001                  $  3,761  $  2,186   $ 11,093  $ 63,059   ($ 5,420)  ($    41)  $  1,458      $ 76,096
                                           ========  ========   ========  ========   ========   ========   ========      ========



See accompanying Notes to Consolidated Financial Statements.

                                      5 of 11

Century Bancorp, Inc. - Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                         For the three months ended
                                                                                                  March 31,
                                                                                             2001            2000
                                                                                          ---------       ---------
                                                                                                      (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $   2,546       $   2,351
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                                 375             300
      Deferred income taxes                                                                    (232)          1,094
      Net depreciation and amortization                                                         459             480
      Decrease (increase) in accrued interest receivable                                        515          (1,116)
      Increase in other assets                                                                 (347)             (5)
      Proceeds from sales of loans                                                               26              --
      Gain on sales of loans                                                                     --               4
      Gain on sale of securities                                                                (27)             --
      Increase in other liabilities                                                             210           1,485
                                                                                          ---------       ---------
        Net cash provided by operating activities                                             3,525           4,593
                                                                                          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                                  31,518           2,332
  Purchase of securities available-for-sale                                                 (65,920)         (4,000)
  Proceeds from maturities of securities held-to-maturity                                    21,445           3,304
  Purchase of securities held-to-maturity                                                   (10,453)         (1,997)
  Increase (decrease) in payable for investments purchased                                    2,000          (6,000)
  Net increase in loans                                                                      (3,671)        (13,892)
  Capital expenditures                                                                         (645)           (443)
                                                                                          ---------       ---------
    Net cash used in investing activities                                                   (25,726)        (20,696)
                                                                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                             (43,500)        (33,418)
  Net (decrease) Increase in demand, savings, money market and NOW deposits                  (9,692)          8,152
  Net proceeds from the issuance of common stock                                                 --             104
  Treasury stock repurchases                                                                   (178)           (890)
  Cash Dividends                                                                               (403)           (364)
  Net (decrease) increase in securities sold under agreements to repurchase                  (3,749)          9,720
  Net decrease in FHLB borrowings and other borrowed funds                                   (6,132)         (3,782)
                                                                                          ---------       ---------
    Net cash used in financing activities                                                   (63,654)        (20,478)
                                                                                          ---------       ---------
Net decrease in cash and cash equivalents                                                   (85,855)        (36,581)
  Cash and cash equivalents at beginning of year                                            175,802          66,528
                                                                                          ---------       ---------
  Cash and cash equivalents at end of period                                              $  89,947       $  29,947
                                                                                          =========       =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                                                              $   8,587       $   7,857
    Income taxes                                                                               (992)            309
  Change in unrealized losses on securities available-for-sale, net of  taxes             $   2,625      ($     572)


See accompanying Notes to Consolidated Financial Statements.

                                     6 of 11

                              Century Bancorp, Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION

                    In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended March 31, 2001, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for year ended December 31, 2000.

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

                    The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charge thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services.


                                    7 of 11

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW            For the quarter ended and year-to-date ended March 31, 2001.

                    Earnings for the first quarter ended March 31, 2001 were $2.5 million, an increase of 8.3% when compared with the first quarter 2000 earnings of $2.4 million. Diluted earnings per share for the first quarter 2001 were $0.46 versus $0.41 for the first quarter of 2000. The increase was mainly attributable to balance sheet growth and increases in fee income.

                    Total assets were $1,028.1 million at March 31, 2001 compared to $1,083.8 at December 31, 2000. The reduction was mainly attributable to seasonal municipal deposit levels.

                    During the third quarter of 2000, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9% or Century Bancorp Class A Common Stock. The program expires on July 14, 2001. Through the end of the first quarter of 2000, the Company has repurchased 20,000 shares.

FINANCIAL CONDITION

LOANS On March 31, 2001 total loans outstanding , net of unearned discount, were $443.5 million, an increase of 0.9% from the total on December 31, 2000. At March 31, 2001 commercial real estate loans accounted for 48.3% and residential real estate loans, including home equity credit lines, accounted for 22.9% of total loans. Construction loans increased to $29.9 million at March 31, 2001 from $21.8 million on December 31, 2000.

                    The increase in loans was mainly attributable to consumer and other loans. Consumer and other loans are comprised mainly of personal installment and personal credit loans. Also, originations of corporate loans reflect the Company's interest for this type of loan.

ALLOWANCE FOR LOAN LOSSES

                    The allowance for loan losses was 1.38% of total loans on March 31, 2001 compared with 1.29% on December 31, 2000. Net recoveries for the three month period ended March 31, 2001 were $87 thousand compared with net charge-offs of $3.6 million for the same period in 2000. The decrease in net charge-offs primarily reflected the deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million. Management reported this credit in the third quarter 1999 10Q, placed it to nonaccrual loans during the fourth quarter of 1999 and subsequently charged-off $3.5 million during the first quarter of 2000.

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


                                    8 of 11

                     Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                                              MARCH 31, 2001             DECEMBER 31, 2000
                                              --------------             -----------------
                                                       (DOLLARS IN THOUSANDS)

                    Nonaccruing loans             $1,004                        $110
                    Loans past due 90 days
                      or more                     $    0                        $ 19

                    Nonaccruing loans as a
                      Percentage of total loans     .23%                        .03%

INVESTMENTS         Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix.
                    The timing of purchases, sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earnings asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

                                                       MARCH 31, 2001    DECEMBER 31, 2000
                                                       --------------    -----------------
                                                             (DOLLARS IN THOUSANDS)
                    SECURITIES AVAILABLE-FOR-SALE
                    U.S. Government and
                     Agencies                              $261,836          $224,198
                    Other Bonds and Equity Securities        19,372            18,306
                    Mortgage-backed Securities               30,423            30,640
                                                           --------          ---------
                    Total Securities Available-for-Sale    $311,631          $273,144
                                                           ========          ========


                    SECURITIES HELD-TO-MATURITY
                    U.S. Government and
                     Agencies                              $ 79,444          $ 86,981
                    Other Bonds and Equity Securities            25                25
                    Mortgage-backed Securities               78,715            82,180
                                                           --------          --------
                    Total Securities Held-to-Maturity      $158,184          $169,186
                                                           ========          ========

SECURITIES AVAILABLE-FOR-SALE

                    The securities available-for-sale portfolio totaled $311.6 million at March 31, 2001, an increase of 14.1% from December 31, 2000. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 2.9 years.

SECURITIES HELD-TO-MATURITY

                    The securities held-to-maturity portfolio totaled 158.2 million on March 31, 2001, a decrease of 6.5% from the total on December 31, 2000. The portfolio is concentrated in United States Treasury and Agency securities, including

                                    9 of 11

                    Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


                    Mortgage Backed Securities and has an estimated weighted average maturity of 3.1 years.

DEPOSITS AND BORROWED FUNDS

                    On March 31, 2001 deposits totaled $740.6 million, representing a 6.7% decrease in total deposits from December 31, 2000. Total deposits decreased primarily as a result of seasonal municipal deposit levels. Borrowed funds totaled $158.9 million compared to $168.8 million at December 31, 2000.


RESULTS OF OPERATIONS

NET INTEREST INCOME

                    For the three month period ended March 31, 2001 net interest income totaled $9.5 million, an increase of 11.9% from the comparable period in 2000. Interest income was affected positively by balance sheet growth. The net yield on average earning assets on a fully taxable equivalent basis increased to 4.08% in the first three months of 2001 from 3.98% during the same period in 2000. The increase was mainly attributable to core deposit growth.

PROVISION FOR LOAN LOSSES

                    For the three month period ended March 31, 2001 the loan loss provision totaled $375 thousand compared to $300 thousand for the same period last year.

                    Loan loss provision increased due to growth in the loan portfolio. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.02% at March 31, 2000 to 1.38% at March 31, 2001.

NON-INTEREST INCOME AND EXPENSE

                    Other operating income for the quarter ended March 31, 2001 was $2.1 million compared to $1.5 million for the first quarter of 2000. The increase was mainly attributable to an increase of $428 thousand in lockbox fees and a $252 thousand increase in service charges on deposit accounts. A former provider of lockbox services exited the business which allowed the Company to increase its business. This increase was partially offset by a decrease of $100 thousand from brokerage commissions.

                    During the first quarter 2001, operating expenses increased by $1,195 thousand to $7.2 million or 20% from the same quarter last year. Most of the increase was in increased staff levels as well as merit increases in salaries and employee benefits with the remainder in all other expenses.

INCOME TAXES

                    For the first quarter of 2001, the Company's income taxes totaled $1.5 million on pretax income of $4.0 million for an effective tax rate of 36.7%. For last year's corresponding quarter, the Company's income taxes totaled $1.3 million on pretax income of $3.7 million for an effective rate of 35.7%.

                                    10 of 11

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





                                    11 of 11