Form 10-Q
period 2001-06-30
CENTURY BANCORP INC
filed 2001-08-14
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 2001                  .
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                 .
                               -------------------------------------------------

Commission file number                0-15752                                  .
                      ----------------------------------------------------------

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

                               (781) 391-4000                                  .
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2001:

        CLASS A COMMON STOCK, $1.00 PAR VALUE             3,402,420 SHARES
        CLASS B COMMON STOCK, $1.00 PAR VALUE             2,137,930 SHARES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   AUGUST 13, 2001                         CENTURY BANCORP, INC.
     ----------------------------               --------------------------------


/s/ Paul V. Cusick Jr.                          /s/ Kenneth A. Samuelian
---------------------------------               --------------------------------
PAUL V. CUSICK, JR.                             KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                    VICE PRESIDENT
(PRINCIPAL FINANCIAL OFFICER)                   CENTURY BANK AND TRUST COMPANY
                                                (CHIEF ACCOUNTING OFFICER)



                                     1 of 12

                              Century Bancorp, Inc.


                                                                          PAGE
                                    INDEX                                NUMBER

PART I        FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets:
              June 30, 2001 and December 31, 2000                            3

              Consolidated Statements of Income:
              Three (3) and Six (6) Months Ended June 30, 2001 and
              2000.                                                          4

              Consolidated Statements of Changes in Stockholders
              Equity:  Six (6) months ended June 30, 2001 and
              2000.                                                          5

              Consolidated Statements of Cash Flows:
              Six (6) months ended June 30, 2001 and 2000.                   6

              Notes to Consolidated Financial Statements                     7

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         8-11

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK                                                   12

PART II.      OTHER INFORMATION

              Item 1 through Item 6                                         12


                                     2 of 12

PART I - Item 1

----------
Century Bancorp, Inc. - Consolidated Balance Sheets
--------------------------------------------------------------------------------


                            (000's)                              (unaudited)
                                                                  June 30,              Dec. 31,
Assets                                                              2001                  2000
----------                                                       -----------           ----------
Cash and due from banks                                          $   50,210            $   63,790
Federal funds sold and interest-bearing deposits in
  other banks                                                        25,503               112,012
                                                                 ----------            ----------
    Total cash and cash equivalents                                  75,713               175,802
                                                                 ----------            ----------
Securities available-for-sale, amortized cost $360,937 and
         $274,939, respectively                                     362,143               273,144
Securities held-to-maturity, market value $145,526 and
         $168,462, respectively                                     144,552               169,186

Loans, net of unearned discount:
  Commercial & industrial                                            72,321                95,957
  Construction & land development                                    33,557                21,840
  Commercial real estate                                            219,508               209,233
  Residential real estate                                            82,808                81,526
  Consumer & other                                                   11,322                 9,345
  Home equity                                                        21,508                21,107
  Overdrafts                                                            537                   555
                                                                 ----------            ----------
    Total loans, net of unearned discount                           441,561               439,563
      Less: allowance for loan losses                                 6,605                 5,662
                                                                 ----------            ----------
        Net loans                                                   434,956               433,901

  Bank premises and equipment, net                                    9,415                 8,819
  Accrued interest receivable                                         7,430                 7,612
  Goodwill, net of amortization                                       2,854                 2,990
  Core Deposit Intangible                                               267                   367
  Other assets                                                       14,285                12,009
                                                                 ----------            ----------
          Total assets                                           $1,051,615            $1,083,830
                                                                 ==========            ==========
Liabilities
-----------
Deposits:
  Demand deposits                                                  $194,893              $198,914
  Savings and NOW deposits                                          176,510               175,655
  Money market accounts                                             160,379               131,159
  Time deposits                                                     221,228               288,068
                                                                 ----------            ----------
    Total deposits                                                  753,010               793,796

Securities sold under agreements to repurchase                       65,410                71,450
Federal Home Loan Bank (FHLB) borrowings and other
  borrowed funds                                                     92,505                97,328
Other liabilities                                                    34,254                21,000
Long term debt                                                       28,750                28,750
                                                                 ----------            ----------
        Total liabilities                                           973,929             1,012,324

Stockholders' equity
--------------------
  Class A common stock, $1.00 par value per share;
    authorized 10,000,000 shares; issued 3,761,020 and
    3,754,600, respectively                                           3,761                 3,755
  Class B common stock, $1.00 par value per share;
    authorized 5,000,000 shares; issued 2,185,480 and
    2,191,900, respectively                                           2,186                 2,192
  Additional paid-in capital                                         11,093                11,093
  Retained earnings                                                  65,323                60,916
  Treasury stock, Class A, 358,600 and 348,600 shares,
    at cost, respectively                                            (5,420)               (5,242)
  Treasury stock, Class B, 47,550 shares, each period,
    at cost, respectively                                               (41)                  (41)
                                                                 ----------            ----------
                                                                     76,902                72,673
  Accumulated other comprehensive gain (loss), net of taxes             784                (1,167)
                                                                 ----------            ----------
        Total stockholders' equity                                   77,686                71,506
                                                                 ----------            ----------
          Total liabilities and stockholders' equity             $1,051,615            $1,083,830
                                                                 ==========            ==========

          See accompanying Notes to Consolidated Financial Statements.

                                    3 of 12

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)


-----------------------------------------------------------------------------------------------------------------------
                (000's except share data)               Three months ended June 30,          Six months ended June 30,
                                                        ---------------------------          --------------------------
                                                         2001             2000                  2001            2000
                                                        ---------       ---------             ---------       ---------
Interest income
  Loans                                                 $   9,312       $   9,828             $  19,024       $  19,255
  Securities held-to-maturity                               2,390           2,663                 4,966           5,022
  Securities available-for-sale                             4,558           4,009                 8,986           7,923
  Federal funds sold and interest-bearing
   deposits in other banks                                    868              92                 1,427             204
                                                        ---------       ---------             ---------       ---------
      Total interest income                                17,128          16,592                34,403          32,404

Interest expense
  Savings and NOW deposits                                    972           1,057                 1,873           2,037
  Money market accounts                                       866             533                 1,663           1,073
  Time deposits                                             3,201           3,318                 6,851           6,373
  Securities sold under agreements to repurchase              697             725                 1,077           1,422
  FHLB borrowings, other borrowed funds and long
    term debt                                               1,617           2,135                 3,666           4,190
                                                        ---------       ---------             ---------       ---------
      Total interest expense                                7,353           7,768                15,130          15,095
                                                        ---------       ---------             ---------       ---------
        Net interest income                                 9,775           8,824                19,273          17,309

          Provision for loan losses                           375             375                   750             675
                                                        ---------       ---------             ---------       ---------
        Net interest income after provision
         for loan losses                                    9,400           8,449                18,523          16,634

Other operating income
  Service charges on deposit accounts                         773             529                 1,482             986
  Lockbox fees                                                974             602                 1,804           1,004
  Brokerage commissions                                       337             415                   677             855
  Other income                                                175             514                   377             674
                                                        ---------       ---------             ---------       ---------
      Total other operating income                          2,259           2,060                 4,340           3,519
                                                        ---------       ---------             ---------       ---------

Operating expenses
  Salaries and employee benefits                            4,638           3,986                 9,120           7,814
  Occupancy                                                   520             368                 1,079             777
  Equipment                                                   463             413                   904             779
  Other                                                     1,820           1,536                 3,520           2,919
                                                        ---------       ---------             ---------       ---------
      Total operating expenses                              7,441           6,303                14,623          12,289
                                                        ---------       ---------             ---------       ---------

        Income before income taxes                          4,218           4,206                 8,240           7,864

 Provision for income taxes                                 1,552           1,510                 3,028           2,817
                                                        ---------       ---------             ---------       ---------

        Net income                                         $2,666          $2,696                $5,212          $5,047
                                                        =========       =========             =========       =========

-----------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares
   outstanding, basic                                   5,540,350       5,603,086             5,543,831       5,637,678
  Weighted average number of shares
   outstanding, diluted                                 5,548,550       5,603,086             5,547,047       5,638,674
  Net income per share, basic                               $0.48           $0.48                 $0.94           $0.90
  Net income per share, diluted                             $0.48           $0.48                 $0.94           $0.90
  Cash dividends declared:
    Class A common stock                                  $0.0900         $0.0800               $0.1800         $0.1600
    Class B common stock                                  $0.0450         $0.0370               $0.0900         $0.0740


          See accompanying Notes to Consolidated Financial Statements.

                                    4 of 12


Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                          Class A   Class B  Additional              Treasury  Treasury     Other         Total
                                          Common    Common     Paid-In    Retained    Stock      Stock  Comprehensive  Stockholders'
Three months ended March 31,               Stock     Stock     Capital    Earnings    Class A   Class B  Income (Loss)   Equity
                                          -------   -------  ----------   --------   --------   ------- -------------  -------------
                                                                             (000's)
2000
----
Balance at December 31, 1999              $3,722     $2,197    $11,017      $52,188   ($3,122)     ($41)      ($5,665)    $60,296

Net income                                    --         --         --        5,047        --        --            --       5,047

Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale             --         --         --           --        --        --            57          57
                                                                                                                          -------
Comprehensive income                                                                                                        5,104

Conversion of Class B common stock to
  Class A common stock, 5,000 shares           5         (5)

Stock options exercised, 27,750 shares        28         --          76          --         --        --            --        104

Treasury stock repurchase, 138,000
  shares.                                     --         --          --          --     (1,979)       --            --     (1,979)

Cash dividends, Class A common stock,
    $.16 per share                            --         --          --        (563)        --        --            --       (563)

Cash dividends, Class B common stock,
    $.074 per share                           --         --          --        (158)        --        --            --       (158)
                                          ------     ------     -------     -------    -------      ----       -------    -------
Balance at June 30, 2000                  $3,755     $2,191     $11,093     $56,514    ($5,101)     ($41)      ($5,608)   $62,804
                                          ======     ======     =======     =======    =======      ====       =======    =======


2001
----
Balance at December 31, 2000              $3,755     $2,192     $11,093     $60,916    ($5,242)     ($41)      ($1,167)   $71,506

Net income                                    --         --          --       5,212         --        --            --      5,212

Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale             --         --          --          --         --        --         1,951      1,951
                                                                                                                          -------
Comprehensive income                                                                                                        7,163

Conversion of Class B common stock to
    Class A common stock, 6,420 shares         6         (6)         --          --         --        --            --         --

Treasury stock repurchases, 10,000 shares     --         --          --          --       (178)       --            --       (178)

Cash dividends, Class A common stock,
    $.18 per share                            --         --          --        (613)        --        --            --       (613)

Cash dividends, Class B common stock,
    $.09 per share                            --         --          --        (192)        --        --            --       (192)
                                          ------     ------     -------     -------    -------       ----         ----    -------
Balance at June 30, 2001                  $3,761     $2,186     $11,093     $65,323    ($5,420)      ($41)        $784    $77,686
                                          ======     ======     =======     =======    ========      ====         ====    =======




          See accompanying Notes to Consolidated Financial Statements.


                                    5 of 12


Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)    2001             2000
----------------------------------------------------------------------------------------------------
                                                                            For the six months ended
                                                                                   June 30,
                                                                            ------------------------
                                                                                    (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  5,212         $  5,047
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                750              675
      Deferred income taxes                                                   (384)             635
      Net depreciation and amortization                                      1,140            1,122
      Decrease (increase) in accrued interest receivable                       182             (578)
      (Increase) decrease in other assets                                   (3,175)           1,547
      Proceeds from sales of loans                                              40               18
      Gain on sales of loans                                                    (1)              --
      Gain on sale of securities                                               (27)              --
      Gain on sale of building                                                  --            (386)
      (Decrease) increase in other liabilities                                (777)             398
                                                                          --------         --------
        Net cash provided by operating activities                            2,960            8,478
                                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                100,244            6,041
  Purchase of securities available-for-sale                               (186,229)         (11,050)
  Proceeds from maturities of securities held-to-maturity                   54,483            6,796
  Purchase of securities held-to-maturity                                  (29,953)         (26,934)
  Increase (decrease) in payable for investments purchased                  13,993           (6,000)
  Net increase in loans                                                     (1,607)         (23,888)
  Proceeds from sale of building                                                --            1,342
  Capital expenditures                                                      (1,348)          (1,131)
                                                                          --------         --------
    Net cash used in investing activities                                  (50,417)         (54,824)
                                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                            (66,840)         (26,195)
  Net increase in demand, savings, money market and
    NOW deposits                                                            26,054           33,929
  Net proceeds from the issuance of common stock                                --              104
  Treasury stock repurchases                                                  (178)          (1,979)
  Cash dividends                                                              (805)            (721)
  Net (decrease) increase in securities sold under
    agreements to repurchase                                                (6,040)           4,260
  Net (decrease) increase in FHLB borrowings and other
    borrowed funds                                                          (4,823)          15,494
                                                                          --------         --------
    Net cash (used in) provided by financing activities                    (52,632)          24,892
                                                                          --------         --------
Net decrease in cash and cash equivalents                                 (100,089)         (21,454)
  Cash and cash equivalents at beginning of year                           175,802           66,528
                                                                          --------         --------
  Cash and cash equivalents at end of period                              $ 75,713         $ 45,074
                                                                          ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                               $16,820          $15,498
    Income taxes                                                             2,572              831
  Change in unrealized losses on securities
    available-for-sale, net of  taxes                                       $1,951              $57




          See accompanying Notes to Consolidated Financial Statements.

                                     6 of 12

                              Century Bancorp, Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION      In the opinion of management, the accompanying
                           unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc.
                           (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended
                           June 30, 2001, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for year ended December 31, 2000.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW                   For the quarter ended and year-to-date ended
                           June 30, 2001.

                           Earnings for the second quarter ended June 30, 2001 were $2.7 million, a decrease of 1.1% when compared with the second quarter 2000 earnings of $2.7 million. Diluted earnings per share for the second quarter 2001 were $0.48 versus $0.48 for the second quarter of 2000. The decrease was mainly attributable to a pretax realized gain of $386,000 associated with the sale of Company owned real estate during the second quarter of 2000, which was offset by balance sheet growth.

                           Earnings for the six months ended June 30, 2001 were $5.2 million, an increase of 3.3% when compared with the same period last year earnings of $5.0 million. Diluted earnings per share for the first six months were $0.94 versus $0.90 for the first six months of 2000. The increase was mainly attributable to balance sheet growth, which was partially offset by a pretax realized gain of $386,000 associated with the sale of Company owned real estate during the second quarter of 2000.

                           Total assets were $1,051.6 million at June 30, 2001 compared to $1,083.8 at December 31, 2000. The reduction was mainly attributable to seasonal municipal deposit levels.

                           During the third quarter of 2000, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9% or Century Bancorp Class A Common Stock. The program expired on July 14, 2001. Through the end of the second quarter of 2000, the Company has repurchased 20,000 shares.

                           During the third quarter of 2001, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9% or Century Bancorp Class A Common Stock. The program expires on July 15, 2002.
FINANCIAL CONDITION

LOANS On June 30, 2001 total loans outstanding, net of unearned discount, were $441.6 million, an increase of 0.5% from the total on December 31, 2000. At June 30, 2001 commercial real estate loans accounted for 49.7% and residential real estate loans, including home equity credit lines, accounted for 23.6% of total loans. Construction loans increased to $33.6 million at June 30, 2001 from $21.8 million on December 31, 2000.

                           The increase in loans was mainly attributable to consumer and other loans. Consumer and other loans are comprised mainly of personal installment and personal credit loans. Also, originations of corporate loans reflect the Company's interest for this type of loan.

ALLOWANCE FOR LOAN LOSSES

                           The allowance for loan losses was 1.50% of total loans on June 30, 2001 compared with 1.29% on December 31, 2000. Net recoveries for the six month period ended June 30, 2001 were $193 thousand compared with net charge-offs of $3.6 million for the same period in 2000. The decrease in net charge-offs primarily reflected the deterioration with one borrower's credit quality whose

                           Management's Discussion and Analysis of Financial Condition and Results of Operations (con't.)

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

                                                June 30, 2001  December 31, 2000
                                                -------------  -----------------
                                                     (Dollars in Thousands)

                           Nonaccruing loans        $1,181           $110
                           Loans past due
                            90 days or more         $    0           $ 19

                           Nonaccruing loans
                            as a Percentage
                            of total loans            .27%           .03%

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

                                                June 30, 2001  December 31, 2000
                                                -------------  -----------------
                                                     (Dollars in Thousands)

                           SECURITIES AVAILABLE-
                            FOR-SALE
                           U.S. Government and
                            Agencies               $309,647          $224,198
                           Other Bonds and
                            Equity Securities        19,453            18,306
                           Mortgage-backed
                            Securities               33,043            30,640
                                                   --------          --------
                           Total Securities
                            Available-for-Sale     $362,143          $273,144
                                                   ========          ========

                           SECURITIES HELD-TO-
                            MATURITY
                           U.S. Government and
                            Agencies                $73,491           $86,981
                           Other Bonds and
                            Equity Securities            25                25
                           Mortgage-backed
                            Securities               71,036            82,180
                                                   --------          --------
                           Total Securities
                            Held-to-Maturity       $144,552          $169,186
                                                   ========          ========

                           Management's Discussion and Analysis of Financial Condition and Results of Operations (con't.)

SECURITIES AVAILABLE-FOR-SALE

                           The securities available-for-sale portfolio totaled $362.1 million at June 30, 2001, an increase of 32.5% from December 31, 2000. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 3.6 years.

SECURITIES HELD-TO-MATURITY

                           The securities held-to-maturity portfolio totaled
                           144.6 million on June 30, 2001, a decrease of 14.6% from the total on December 31, 2000. The portfolio is concentrated in United States Treasury and Agency securities, including Mortgage Backed Securities and has an estimated weighted average maturity of 3.6 years.

DEPOSITS AND BORROWED FUNDS

                           On June 30, 2001 deposits totaled $753.0 million, representing a 5.1% decrease in total deposits from December 31, 2000. Total deposits decreased primarily as a result of seasonal municipal deposit levels. Borrowed funds totaled $157.9 million compared to $168.8 million at December 31, 2000.


RESULTS OF OPERATIONS

NET INTEREST INCOME

                           For the three month period ended June 30, 2001 net interest income totaled $9.8 million, an increase of 10.8% from the comparable period in 2000. For the six month period ended June 30, 2001 net interest income totaled $19.3 million, an increase of 11.3% from the comparable period in 2000. The increase in net interest income, for both the three and six month periods, was primarily attributed to an increase in the average balances of earning assets. This was partially offset by interest sensitive assets repricing quicker than interest sensitive liabilities during the current decreasing interest rate environment. The net yield on average earning assets on a fully taxable equivalent basis increased to 4.03% in the first six months of 2001 from 4.02% during the same period in 2000.

                           Selected Components of Changes in Volume and Rate:


                           (Year-to-date averages in thousands)        Change in        Change in
                                                                         Volume           Rate
                                                                       ---------        ---------
                           Earning Assets:
                                    Temporary Funds                     $53,290          (.95)%
                                    Securities                           29,624           .06 %
                                    Total Loans                           7,285          (.23)%

                           Deposits, Borrowed Funds
                           and Long-Term Debt:
                                    Demand Deposits                     $52,858             --
                                    Total Interest Bearing Deposits      45,372            .02%
                                    Borrowed Funds and
                                    Long-Term Debt                      (11,355)         (.55)%

                           Management's Discussion and Analysis of Financial Condition and Results of Operations (con't.)

PROVISION FOR LOAN LOSSES

                           For the three month period ended June 30, 2001 the loan loss provision totaled $375 thousand compared to $375 thousand for the same period last year. For the six month period ended June 30, 2001 the loan loss provision totaled $750 thousand compared to $675 thousand for the same period last year.
                           Loan loss provision increased due to growth in the loan portfolio. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.07% at June 30, 2000 to 1.29% at December 31, 2000.

NON-INTEREST INCOME AND EXPENSE

                           Other operating income for the quarter ended June 30, 2001 was $2.3 million compared to $2.1 million for the second quarter of 2000. The increase was mainly attributable to an increase of $372 thousand in lockbox fees and a $244 thousand increase in service charges on deposit accounts. A former provider of lockbox services exited the business, which allowed the Company to increase its business. This increase was partially offset by a decrease of $78 thousand from brokerage commissions and pretax gain of $386 thousand from the sale of Company owned real estate during the second quarter of 2000. For the six month period ending June 30, 2001 operating income totaled $4.3 million compared to $3.5 million for the same period in 2000. The increase was mainly attributable to an increase of $800 thousand in lockbox fees and a $496 thousand increase in service charges on deposit accounts. This increase was partially offset by a decrease of $178 thousand from brokerage commissions and the previously mentioned pretax gain of $386 thousand from the sale of Company owned real estate during the second quarter of 2000.

                           During the second quarter 2001, operating expenses increased by $1,138 thousand to $7.4 million or 18.1% from the same quarter last year. Most of the increase was in staff levels as well as merit increases in salaries and employee benefits with the remainder in occupancy and all other expenses. For the six month period ended June 30, 2001 operating expenses totaled $14.6 million compared to $12.3 million for the same period in 2000. Most of the increase was in staff levels as well as merit increases in salaries and employee benefits with the remainder in occupancy and all other expenses.

INCOME TAXES

                           For the second quarter of 2001, the Company's income taxes totaled $1.6 million on pretax income of $4.2 million for an effective tax rate of 36.8%. For last year's corresponding quarter, the Company's income taxes totaled $1.5 million on pretax income of $4.2 million for an effective rate of 35.9%. For the six month period ended June 30, 2001 the Company's income taxes totaled $3.0 million on pretax income of $8.2 million for an effective tax rate of 36.7%. For last year's corresponding period, the Company's income taxes totaled $2.8 million on pretax income of $7.9 million for an effective rate of 35.8%.

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