Form 10-Q
period 2001-09-30
CENTURY BANCORP INC
filed 2001-11-14
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------------


Commission file number                       0-15752
                       --------------------------------------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2001:

      CLASS A COMMON STOCK, $1.00 PAR VALUE                3,377,420 SHARES
      CLASS B COMMON STOCK, $1.00 PAR VALUE                2,137,930 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   NOVEMBER 13, 2001                         CENTURY BANCORP, INC
      ----------------------------                -----------------------------

/s/ Paul V. Cusick , Jr                           /s/ Kenneth A. Samuelian
----------------------------------                -----------------------------
PAUL V. CUSICK, JR.                               KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                      VICE PRESIDENT
(PRINCIPAL FINANCIAL OFFICER)                     CENTURY BANK AND TRUST COMPANY
                                                  (CHIEF ACCOUNTING OFFICER)


                                     1 of 12

                              Century Bancorp, Inc.


                                                                         Page
                     Index                                               Number
                     -----                                               ------

PART I      FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets:
            September 30, 2001 and December 31, 2000                     3

            Consolidated Statements of Income:
            three (3) and Nine (9) Months Ended September 30, 2001 and
            2000.                                                        4

            Consolidated Statements of Changes in Stockholders
            Equity:  Nine (9) months ended September 30, 2001 and
            2000.                                                        5

            Consolidated Statements of Cash Flows:
            Nine (9) months ended September 30, 2001 and 2000.           6

            Notes to Consolidated Financial Statements                   7

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          8-11


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK    12

PART II.    OTHER INFORMATION

            Item 1 through Item 6                                        12



                                     2 of 12

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets
--------------------------------------------------------------------------------

                            (000's)                                               (unaudited)
                                                                                    Sept. 30,        Dec. 31,
ASSETS                                                                                2001             2000
                                                                                  ------------     ------------
Cash and due from banks                                                           $    43,547       $    63,790
Federal funds sold and interest-bearing deposits in other banks                       129,507           112,012
                                                                                  -----------       -----------
    Total cash and cash equivalents                                                   173,054           175,802
                                                                                  -----------       -----------
Securities available-for-sale, amortized cost $357,445  and
         $274,939, respectively                                                       365,829           273,144
Securities held-to-maturity, market value $153,171 and
         $168,462, respectively                                                       149,101           169,186

Loans, net of unearned discount:
  Commercial & industrial                                                              69,883            95,957
  Construction & land development                                                      38,659            21,840
  Commercial real estate                                                              214,991           209,233
  Residential real estate                                                              85,881            81,526
  Consumer & other                                                                      7,935             9,345
  Home equity                                                                          23,430            21,107
  Overdrafts                                                                              351               555
                                                                                  -----------       -----------
    Total loans, net of unearned discount                                             441,130           439,563
      Less: allowance for loan losses                                                   7,051             5,662
                                                                                  -----------       -----------
        Net loans                                                                     434,079           433,901

  Bank premises and equipment, net                                                     11,502             8,819
  Accrued interest receivable                                                           8,195             7,612
  Goodwill, net of amortization                                                         2,785             2,990
  Core Deposit Intangible                                                                 217               367
  Other assets                                                                         10,886            12,009
                                                                                  -----------       -----------
          Total assets                                                            $ 1,155,648       $ 1,083,830
                                                                                  ===========       ===========
LIABILITIES

Deposits:
  Demand deposits                                                                 $   204,263       $   198,914
  Savings and NOW deposits                                                            181,165           175,655
  Money market accounts                                                               244,432           131,159
  Time deposits                                                                       212,584           288,068
                                                                                  -----------       -----------
    Total deposits                                                                    842,444           793,796

Securities sold under agreements to repurchase                                         64,790            71,450
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                     112,219            97,328
Other liabilities                                                                      23,222            21,000
Long term debt                                                                         28,750            28,750
                                                                                  -----------       -----------
        Total liabilities                                                           1,071,425         1,012,324

STOCKHOLDERS' EQUITY

  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,761,020 and 3,754,600, respectively                     3,761             3,755
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,185,480 and 2,191,900, respectively                      2,186             2,192
  Additional paid-in capital                                                           11,093            11,093
  Retained earnings                                                                    67,715            60,916
  Treasury stock, Class A, 383,600 and 348,600 shares, at cost, respectively           (5,941)           (5,242)
  Treasury stock, Class B, 47,550 shares, each period, at cost, respectively              (41)              (41)
                                                                                  -----------       -----------
                                                                                       78,773            72,673
  Accumulated other comprehensive gain (loss), net of taxes                             5,450            (1,167)
                                                                                  -----------       -----------
        Total stockholders' equity                                                     84,223            71,506
                                                                                  -----------       -----------
          Total liabilities and stockholders' equity                              $ 1,155,648       $ 1,083,830
                                                                                  ===========       ===========


See accompanying Notes to Consolidated Financial Statements.

                                     3 of 12

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                           (000's except share data)               Three months ended September 30,  Nine months ended September 30,
                                                                          2001           2000             2001             2000
                                                                      ----------      ----------       ----------      ----------
Interest income
  Loans                                                               $    9,060      $    9,968       $   28,084      $   29,223
  Securities held-to-maturity                                              2,273           2,684            7,239           7,706
  Securities available-for-sale                                            5,047           4,071           14,033          11,994
  Federal funds sold and interest-bearing deposits in other banks            505             220            1,932             424
                                                                      ----------      ----------       ----------      ----------
      Total interest income                                               16,885          16,943           51,288          49,347

Interest expense
  Savings and NOW deposits                                                   946           1,035            2,819           3,071
  Money market accounts                                                      928             602            2,591           1,676
  Time deposits                                                            2,628           3,509            9,479           9,881
  Securities sold under agreements to repurchase                             368             715            1,445           2,137
  FHLB borrowings, other borrowed funds and long term debt                 1,943           2,097            5,609           6,287
                                                                      ----------      ----------       ----------      ----------
      Total interest expense                                               6,813           7,958           21,943          23,052
                                                                      ----------      ----------       ----------      ----------
        Net interest income                                               10,072           8,985           29,345          26,295

          Provision for loan losses                                          375             375            1,125           1,050
                                                                      ----------      ----------       ----------      ----------
        Net interest income after provision
         for loan losses                                                   9,697           8,610           28,220          25,245

Other operating income
  Service charges on deposit accounts                                        896             573            2,378           1,559
  Lockbox fees                                                               788             759            2,592           1,763
  Brokerage commissions                                                      269             317              946           1,172
  Other income                                                               217             123              594             797
                                                                      ----------      ----------       ----------      ----------
      Total other operating income                                         2,170           1,772            6,510           5,291
                                                                      ----------      ----------       ----------      ----------

Operating expenses
  Salaries and employee benefits                                           4,603           4,018           13,723          11,832
  Occupancy                                                                  524             405            1,603           1,182
  Equipment                                                                  472             428            1,376           1,207
  Other                                                                    1,847           1,698            5,367           4,619
                                                                      ----------      ----------       ----------      ----------
      Total operating expenses                                             7,446           6,549           22,069          18,840
                                                                      ----------      ----------       ----------      ----------

        Income before income taxes                                         4,421           3,833           12,661          11,696

 Provision for income taxes                                                1,626           1,307            4,654           4,124
                                                                      ----------      ----------       ----------      ----------

        Net income                                                    $    2,795      $    2,526       $    8,007      $    7,572
                                                                      ==========      ==========       ==========      ==========
---------------------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding, basic                 5,538,502       5,560,350        5,542,035       5,611,714
  Weighted average number of shares outstanding, diluted               5,550,007       5,560,350        5,547,604       5,612,371
  Net income per share, basic                                         $     0.50      $     0.45       $     1.44      $     1.35
  Net income per share, diluted                                       $     0.50      $     0.45       $     1.44      $     1.35
  Cash dividends declared:
    Class A common stock                                              $   0.1000      $   0.0900       $   0.2800      $   0.2500
    Class B common stock                                              $   0.5000      $   0.0450       $   0.1400      $   0.1190

See accompanying Notes to Consolidated Financial Statements.


                                     4 of 12


Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                           Class A   Class B   Additional            Treasury  Treasury      Other         Total
                                            Common   Common     Paid-In   Retained     Stock     Stock   Comprehensive Stockholders'
                                             Stock    Stock     Capital   Earnings    Class A   Class B  Income (Loss)    Equity
                                            ------   -------    -------   --------    -------   -------  ------------- ------------
                                                                                    (000's)
2000

Balance at December 31, 1999                $3,722   $ 2,197    $11,017   $ 52,188    $(3,122)   $(41)     $(5,665)      $ 60,296

Net income                                      --        --         --      7,572         --      --           --          7,572

Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale               --        --         --         --         --      --        1,901          1,901
                                                                                                                         --------
Comprehensive income                         9,473

Conversion of Class B common stock to
  Class A common stock, 5,000 shares             5        (5)

Stock options exercised, 27,750 shares          28        --         76         --         --      --           --            104

Treasury stock repurchases, 138,000 shares      --        --         --         --     (1,979)     --           --         (1,979)

Cash dividends, Class A common stock,
    $.24 per share                              --        --         --       (836)        --      --           --           (836)

Cash dividends, Class B common stock,
    $.111 per share                             --        --         --       (237)        --      --           --           (237)
                                           -------   -------    -------   --------    -------    ----      -------       --------
Balance at September 30, 2000              $ 3,755   $ 2,191    $11,093   $ 58,687    $(5,101)   $(41)     $(3,764)      $ 66,821
                                           =======   =======    =======   ========    =======    ====      =======       ========

2001

Balance at December 31, 2000               $ 3,755   $ 2,192    $11,093   $ 60,916    $(5,242)   ($41)     $(1,167)      $ 71,506

Net income                                      --        --         --      8,007         --      --           --          8,007

Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale               --        --         --         --         --      --        6,617          6,617
                                                                                                                         --------
Comprehensive income                        14,624

Conversion of Class B common stock to
    Class A common stock, 6,420 shares           6        (6)        --         --         --      --           --             --

Treasury stock repurchases, 35,000 shares       --        --         --         --       (699)     --           --           (699)

Cash dividends, Class A common stock,
    $.27 per share                              --        --         --       (920)        --      --           --           (920)

Cash dividends, Class B common stock,
    $.135 per share                             --        --         --       (288)        --      --           --           (288)
                                           -------   -------    -------   --------    -------    ----      -------       --------
Balance at September 30, 2001              $ 3,761   $ 2,186    $11,093   $ 67,715    ($5,941)   ($41)     $ 5,450       $ 84,223
                                           =======   =======    =======   ========    =======    ====      =======       ========


See accompanying Notes to Consolidated Financial Statements.

                                     5 of 12


Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)                2001            2000
-----------------------------------------------------------------------------------------------------------------
                                                                                       For the nine months ended
                                                                                             September 30,
                                                                                               (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $   8,007         $  7,572
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          1,125            1,050
      Deferred income taxes                                                               (527)             406
      Net depreciation and amortization                                                  1,633            1,491
      Increase in accrued interest receivable                                             (583)          (1,487)
      Decrease (increase) in other assets                                                   91             (735)
      Proceeds from sales of loans                                                          89               56
      Gain on sales of loans                                                                (1)              (1)
      Gain on sale of securities                                                           (47)              --
      Gain on sale of building                                                              --             (386)
      (Decrease) increase in other liabilities                                          (1,186)           1,574
                                                                                     ---------         --------
        Net cash provided by operating activities                                        8,601            9,540
                                                                                     ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                            163,391           10,428
  Purchase of securities available-for-sale                                           (245,853)         (28,934)
  Proceeds from maturities of securities held-to-maturity                               76,921            9,076
  Purchase of securities held-to-maturity                                              (56,940)         (14,682)
  Increase (decrease) in payable for investments purchased                               1,001           (6,000)
  Net increase in loans                                                                 (1,037)         (12,513)
  Proceeds from sale of building                                                            --            1,342
  Capital expenditures                                                                  (3,804)          (1,380)
                                                                                     ---------         --------
    Net cash used in investing activities                                              (66,321)         (42,663)
                                                                                     ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                        (75,484)         (33,095)
  Net increase in demand, savings, money market and NOW deposits                       124,132           52,679
  Net proceeds from the issuance of common stock                                            --              104
  Treasury stock repurchases                                                              (699)          (1,979)
  Cash dividends                                                                        (1,208)          (1,073)
  Net (decrease) increase in securities sold under agreements to repurchase             (6,660)           1,710
  Net increase (decrease) in FHLB borrowings and other borrowed funds                   14,891           (3,020)
                                                                                     ---------         --------
    Net cash provided by financing activities                                           54,972           15,326
                                                                                     ---------         --------
Net decrease in cash and cash equivalents                                               (2,748)         (17,797)
  Cash and cash equivalents at beginning of year                                       175,802           66,528
                                                                                     ---------         --------
  Cash and cash equivalents at end of period                                         $ 173,054         $ 48,731
                                                                                     =========         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                         $  23,882         $ 22,046
    Income taxes                                                                         3,938            2,998
  Change in unrealized losses on securities available-for-sale, net of  taxes        $   6,617         $  1,901


See accompanying Notes to Consolidated Financial Statements.


                                     6 of 12

                              Century Bancorp, Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION

                    In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Century Bank and Trust Company (the "Bank"). The results of operations for the interim period ended September 30, 2001, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW For the quarter ended and year-to-date ended September 30, 2001.

                    Earnings for the third quarter ended September 30, 2001 were $2.8 million, an increase of 10.6% when compared with the third quarter 2000 earnings of $2.5 million. Diluted earnings per share for the third quarter 2001 were $0.50 versus $0.45 for the third quarter of 2000. The increase was mainly attributable to balance sheet growth.

                    Earnings for the nine months ended September 30, 2001 were $8.0 million, an increase of 5.7% when compared with the same period last year of $7.6 million. Diluted earnings per share for the first nine months were $1.44 versus $1.35 for the first nine months of 2000. The increase was mainly attributable to balance sheet growth. During the second quarter of 2000 the Company realized a pretax gain of $386,000 associated with the sale of Company owned real estate.

                    Total assets were $1,155.6 million at September 30, 2001 compared to $1,083.8 million at December 31, 2000. The increase was mainly attributable to core deposit growth.

                    During the third quarter of 2001, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9% of Century Bancorp Class A Common Stock. Through the end of the third quarter of 2001 the Company has repurchased 15,000 shares under the current plan and 20,000 shares under the previous plan. The program expires on July 15, 2002.

FINANCIAL CONDITION

LOANS On September 30, 2001 total loans outstanding, net of unearned discount, were $441.1 million, an increase of 0.4% from the total on December 31, 2000. At September 30, 2001 commercial real estate loans accounted for 48.7% and residential real estate loans, including home equity credit lines, accounted for 24.8% of total loans. Construction loans increased to $38.7 million at September 30, 2001 from $21.8 million on December 31, 2000.

                    The increase in loans was partly attributable to residential real estate loans, including home equity credit lines. Also, originations of corporate loans reflect the Company's interest for this type of loan.

ALLOWANCE FOR LOAN LOSSES

                    The allowance for loan losses was 1.60% of total loans on September 30, 2001 compared with 1.29% on December 31, 2000. Net recoveries for the nine month period ended September 30, 2001 were $264 thousand compared with net charge-offs of $3.5 million for the same period in 2000. The year 2000 reflects a deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million.

                    Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                    Management reported this credit in the third quarter 1999 10-Q, placed it to nonaccrual loans during the fourth quarter of 1999 and subsequently charged-off $3.5 million during the first quarter of 2000. Management believes that the allowance for loan losses is adequate. Management uses available information to provide for losses but recognizes that changes in economic conditions may result in additional losses and additional loss provisions. Also, the allowance is reviewed in conjunction with regulatory examinations. These reviews may require the Company to make additional provisions to the allowance based on judgements made by the regulators.

NONPERFORMING LOANS

                                             September 30, 2001     December 31, 2000
                                             ------------------     -----------------
                                                      (Dollars in Thousands)

                    Nonaccruing loans                $491                 $110
                    Loans past due 90 days
                     or more                         $ 45                 $ 19

                    Nonaccurring loans as a
                     Percentage of total loans       .11%                 .03%

INVESTMENTS         Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix.
                    The timing of purchases, sales and reinvestments, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

                                                        September 30, 2001     December 31, 2000
                                                        ------------------     -----------------
                                                                (Dollars in Thousands)
                     Securities Available-for-Sale
                     -----------------------------
                     U.S. Government and
                       Agencies                              $312,626              $224,198
                     Other Bonds and Equity Securities         20,015                18,306
                     Mortgage-backed Securities                33,188                30,640
                                                             --------              --------
                     Total Securities Available-for-Sale     $365,829              $273,144
                                                             ========              ========
                     Securities Held-to-Maturity
                     ---------------------------
                     U.S. Government and
                       Agencies                              $ 84,486              $ 86,981
                     Other Bonds and Equity Securities             25                    25
                     Mortgage-backed Securities                64,590                82,180
                                                             --------              --------
                     Total Securities Held-to-Maturity       $149,101              $169,186
                                                             ========              ========

                    Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

SECURITIES AVAILABLE-FOR-SALE

                    The securities available-for-sale portfolio totaled $365.8 million at September 30, 2001, an increase of 33.9% from December 31, 2000. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 3.8 years.

SECURITIES HELD-TO-MATURITY

                    The securities held-to-maturity portfolio totaled $149.1 million on September 30, 2001, a decrease of 11.9% from the total on December 31, 2000. The portfolio is concentrated in United States Treasury and Agency securities, including Mortgage Backed Securities and has an estimated weighted average maturity of 3.2 years.

DEPOSITS AND BORROWED FUNDS

                    On September 30, 2001 deposits totaled $842.4 million, representing a 6.1% increase in total deposits from December 31, 2000. Total deposits increased primarily as a result of core deposit growth combined with seasonal deposit levels. Borrowed funds totaled $177.0 million compared to $168.8 million at December 31, 2000.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                    For the three month period ended September 30, 2001 net interest income totaled $10.1 million, an increase of 12.1% from the comparable period in 2000. For the nine month period ended September 30, 2001 net interest income totaled $29.3 million, an increase of 11.6% from the comparable period in 2000. The increase in net interest income, for both the three and nine month periods, was primarily attributed to an increase in the average balances of earning assets combined with a similar increase in deposits and borrowed funds. A more favorable mix of deposits also contributed to the increase in net interest income. The net yield on average earning assets on a fully taxable equivalent basis increased to 4.04% in the first nine months of 2001 from 4.01% during the same period in 2000.

                    Selected Components of Changes in Volume and Rate
                    -------------------------------------------------
                    (Year-to-date averages in thousands)       Change in        Change in
                                                                 Volume           Rate
                                                               ---------        ---------
                    Earning Assets:
                             Temporary Funds                    $49,507          ( 1.68)%
                             Securities                          37,820          (  .04)%
                             Total Loans                          5,908          (  .46)%

                    Deposits, Borrowed Funds
                    and Long-Term Debt:
                             Demand Deposits                    $43,442              --
                             Total Interest Bearing Deposits     48,167          (  .20)%
                             Borrowed Funds and
                             Long-Term Debt                      (4,752)         (  .81)%

                    Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

PROVISION FOR LOAN LOSSES

                    For the three month period ended September 30, 2001 the loan loss provision totaled $375 thousand compared to $375 thousand for the same period last year. For the nine month period ended September 30, 2001 the loan loss provision totaled $1,125 thousand compared to $1,050 thousand for the same period last year. Loan loss provision increased due to growth in the loan portfolio. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.60% at September 30, 2000 to 1.29% at December 31, 2000.

NON-INTEREST INCOME AND EXPENSE

                    Other operating income for the quarter ended September 30, 2001 was $2.2 million compared to $1.8 million for the third quarter of 2000. The increase was mainly attributable to an increase of $323 thousand in service charges on deposit accounts. For the nine month period ending September 30, 2001 operating income totaled $6.5 million compared to $5.3 million for the same period in 2000. The increase was mainly attributable to an increase of $829 thousand in lockbox fees and an $819 thousand increase in service charges on deposit accounts. This increase was partially offset by a decrease of $226 thousand from brokerage commissions. There was a pretax gain of $386 thousand from the sale of Company owned real estate during the second quarter of 2000.

                    During the third quarter 2001, operating expenses increased by $897 thousand to $7.4 million or 13.7% from the same quarter last year. Most of the increase was in compensation expense associated with increased staff levels as well as merit increases in salaries and employee benefits with the remainder in occupancy and all other expenses. For the nine month period ended September 30, 2001 operating expenses totaled $22.1 million compared to $18.8 million for the same period in 2000. Most of the increase was in staff levels as well as merit increases in salaries and employee benefits with the remainder in occupancy and all other expenses.

INCOME TAXES

                    For the third quarter of 2001, the Company's income taxes totaled $1.6 million on pretax income of $4.4 million for an effective tax rate of 36.8%. For last year's corresponding quarter, the Company's income taxes totaled $1.3 million on pretax income of $3.8 million for an effective rate of 34.1%. For the nine month period ended September 30, 2001 the Company's income taxes totaled $4.7 million on pretax income of $12.7 million for an effective tax rate of 36.8%. For last year's corresponding period, the Company's income taxes totaled $4.1 million on pretax income of $11.7 million for an effective rate of 35.3%.

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

Item 2              Change in securities -- Not applicable

Item 3              Defaults upon senior securities -- Not applicable

Item 4              Submission of matters to a vote -- Not applicable

Item 5              Other information -- Not applicable

Item 6              Exhibits and reports on form 8-K -- Not applicable