Form 10-K
period 2001-12-31
CENTURY BANCORP INC
filed 2002-03-28
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended          DECEMBER 31, 2001
                               -------------------------------------------------

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number                      0-15752
                      ----------------------------------------------------------

                              CENTURY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     COMMONWEALTH OF MASSACHUSETTS                              04-2498617
--------------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification number)

    400 MYSTIC AVENUE, MEDFORD, MA                                 02155
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number including area code:        (781) 391-4000
                                                   -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $1.00 PAR VALUE
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. | |

 State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002:
                                   $6,447,083

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28,2002:

                 CLASS A COMMON STOCK, $1.00 PAR VALUE 3,391,020 SHARES CLASS B COMMON STOCK, $1.00 PAR VALUE 2,124,730 SHARES

                              CENTURY BANCORP INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                       PAGE
                          PART I
ITEM 1     BUSINESS                                                      1-8

ITEM 2     PROPERTIES                                                      8

ITEM 3     LEGAL PROCEEDINGS                                               8

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY                     9
             HOLDERS

                          PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED            9-10
             STOCKHOLDER MATTERS

ITEM 6     SELECTED FINANCIAL DATA                                        10

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              10
             CONDITION AND RESULTS OF OPERATIONS

ITEM 7a    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET          10
             RISK

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    10

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                  10
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

                          PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          39-41

ITEM 11    EXECUTIVE COMPENSATION AND OTHER INFORMATION                41-45

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                46
             AND MANAGEMENT

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 47

                          PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND                 47-48
             REPORTS ON FORM 8-K

                         SIGNATURES                                       49

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the "Company"), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the "Bank"): Century Bank and Trust Company formed in 1969. The Company had total assets of $1.27 billion on December 31, 2001. The Company presently operates 18 banking offices in 16 cities and towns in Massachusetts ranging from Braintree to Peabody. The Banks' customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

On June 11, 1998, the Company acquired Haymarket Co-operative Bank ("Haymarket"), headquartered in Boston, Massachusetts, and merged Haymarket into the Bank. The purchase price paid by the Company to the shareholders of Haymarket was $21.1 million in cash and the transaction was accounted for using the purchase method of accounting. The results of operations for 1998 include the effect of the Haymarket acquisition for the period beginning June 12, 1998.

In May 1998, the Company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company used the proceeds for general business purposes.

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through its subsidiary, Century Financial Services, Inc. in conjunction with Commonwealth Equity Services, Inc., a full service securities brokerage business.

The Company is also a provider of financial services including cash management, transaction processing, short term financing and intermediate term leasing to municipalities in Massachusetts. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.

The following table summarizes the remaining maturity distribution of certain components of the Company's loan portfolio on December 31, 2001. The table excludes loans secured by one-to-four family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

                                                    Remaining Maturities of Selected Loans at December 31, 2001
                                                    -----------------------------------------------------------
                                           One Year              One to Five                Over
                                           or Less                  Years                Five Years               Total
                                           --------              -----------             ----------             ---------
                                                                           (In Thousands)
Construction and land development          $25,202                $  8,504               $  5,550               $ 39,256
Commercial and industrial                   10,472                  23,715                 24,975                 59,162
Industrial revenue bonds                         0                      48                      0                     48
Commercial real estate                      22,857                 120,772                 97,790                241,419
                                           -------                --------               --------               --------
  Total                                    $58,531                $153,039               $128,315               $339,885
                                           =======                ========               ========               ========

The following table indicates the rate variability of the above loans due after one year.

                                                                        December 31, 2001
                                                                        -----------------
                                                                 One to Five              Over
                                                                    Years               Five Years               Total
                                                                 -----------            ----------              --------
                                                                                      (In Thousands)
Predetermined interest rates                                      $127,095               $ 10,753               $137,848
Floating or adjustable interest rates                               25,944                117,562                143,506
                                                                  --------               --------               --------
  Total                                                           $153,039               $128,315               $281,354
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

The Company's commercial and industrial (C&I) loan customers represent various small and middle market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Bank has placed greater emphasis on building its C&I base in the future. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration to any one business sector and loan risks are generally diversified among many borrowers.

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Banks's market area, which generally includes Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long-term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This compliments our C&I emphasis placed on the operating business entities and will be continued. The regional economic environment affects the risk of both non-residential and residential mortgages.

Residential real estate (1-4 family) includes two categories of loans. Approximately $7 million of loans are classified as "Commercial and Industrial" type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk.

This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position. The balance of loans in this category are mostly 1-4 family residential properties located in the Bank's market area. General underwriting criteria are largely the same as those used by Fannie Mae but normally only one or three year adjustable interest rates are used. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a "First Time Homebuyer" product to encourage new home ownership. Residential real estate loan volume has increased and remains a core consumer product. The economic environment impacts the risks associated with this category. This year, the economy has deteriorated, and the market has generally been volatile.

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

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. As of December 31, 2001, the Company was obligated to advance a total of $25.6 million to complete projects under construction.

On December 31, 2001, approximately 52.2% of the Company's loan portfolio consisted of commercial real estate loans. Construction loans had increased to 8.5% of the Company's outstanding loans.

At December 31, 2001, the Company's residential mortgage loans amounted to $88.4 million. The Company's consumer and other loan portfolio amounted to $34.4 million at December 31, 2001, primarily consisting of home equity loans of $26 million and personal lines of credit, motor vehicle loans and other installment loans of $7.7 million.

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

The relatively low level of nonperforming assets of $423 thousand in 2001 and $110 thousand in 2000 resulted from a reduction in new additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans.

In addition to the above, the Company is monitoring closely $4.1 million of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2001, although such values can fluctuate with changes in the economy and the real estate market.

The balance of impaired loans were $1.1 million at December 31, 2001. There were no impaired loans with specific reserves at December 31, 2001 and 2000 because, in the opinion of management, none required a specific reserve. All impaired loans have been measured using the fair value of the collateral method.

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company's allowance for loan losses for the years indicated.

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                           2001            2000            1999              1998            1997
                                                         --------        --------        ---------         --------        --------
                                                                                  (Dollars in Thousands)
Year end loans outstanding
  (net of unearned discount)                             $462,772        $439,563        $ 422,725         $395,903        $316,390
                                                         ========        ========        =========         ========        ========

Average loans outstanding
  (net of unearned discount)                             $443,395        $434,780        $ 405,794         $358,498        $304,147
                                                         ========        ========        =========         ========        ========

Balance of allowance for
  loan losses at
  beginning of year                                      $  5,662        $  7,646        $   6,022         $  4,446        $  4,179
                                                         --------        --------        ---------         --------        --------

Loans charged-off:
  Commercial                                                   27           3,522               81              316              25
  Construction and land development                             0               0                0                0               0
  Commercial real estate                                      343               0               61               21              48
  Residential real estate                                      12               0               14                0             363
  Consumer                                                     55             139              315              506             253
                                                         --------        --------        ---------         --------        --------

Total loans charged-off                                       437           3,661              470              843             689
                                                         --------        --------        ---------         --------        --------

Recoveries of loans previously
   charged-off:
  Commercial                                                  154              26              197               21              76
  Real estate                                                 184             195              393              367             162
  Consumer                                                     49              31               30               37              58
                                                         --------        --------        ---------         --------        --------
     Total recoveries of loans
      previously charged-off                                  387             252              619              425             296
                                                         --------        --------        ---------         --------        --------
     Net loan charge-offs (recoveries)                         50           3,409             (149)             418             393
  Additions to allowance charged to
    operating expense                                       1,500           1,425            1,475              800             660
  Acquired allowance                                            0               0                0            1,194               0
                                                         --------        --------        ---------         --------        --------
  Balance at end of year                                 $  7,112        $  5,662        $   7,646         $  6,022        $  4,446
                                                         ========        ========        =========         ========        ========

  Ratio of net charge-offs during
    the year to average loans
    outstanding                                              0.01%           0.78%           (0.04%)            .12%            .13%
                                                         ========        ========        =========         ========        ========

  Ratio of allowance for
    loan losses to loans
    outstanding                                              1.54%           1.29%            1.81%            1.52%           1.41%
                                                         ========        ========        =========         ========        ========

At December 31, 2001, nonperforming assets were $0.4 million or 0.09% of loans and related assets. The increase ratio of allowance for loan loss to loans for 1999, reflects increased provisions associated with the deterioration of one borrower's credit quality whose total relationship amounted to $4.1 million. Management placed this credit to nonaccrual status during the fourth quarter of 1999 and subsequently charged off $3.5 million of this loan during the first quarter of 2000. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

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

                                          2001                2000                1999                1998                1997
                                    ----------------    ----------------    ----------------    ----------------    ----------------
                                             Percent             Percent             Percent             Percent             Percent
                                               of                  of                  of                  of                   of
                                            loans in            loans in            loans in            loans in            loans in
                                              each                each                each                each                each
                                            category            category            category            category            category
Balance at end of                           to total            to total            to total            to total            to total
period applicable to                Amount   loans      Amount    loans     Amount   loans      Amount   loans      Amount   loans
--------------------                ------  --------    ------  --------    ------  --------    ------  --------    ------  --------
(Dollars in Thousands)
Construction and land development   $  605      8.5%    $  285      5.0%    $  441      5.1%    $  361      5.5%    $  104      2.4%
Commercial and industrial            1,257     12.8      1,200     21.8      2,846     18.3        912     16.4        716     16.0
Industrial revenue bonds                 0      0.0          1      0.0          1      0.0          6      0.2         17      0.9
Commercial real estate               3,786     52.2      1,923     47.6      2,951     49.5      2,737     47.3      2,138     44.3
Residential real estate                955     19.1        726     18.5        867     19.6      1,296     22.1        846     24.1
Consumer                               173      1.7      1,290      2.2        325      2.9        508      3.6        402      6.1
Home equity                            336      5.6        230      4.8        209      4.5        197      4.8        214      6.0
Overdrafts                               0      0.1          7      0.1          6      0.1          5      0.1          9      0.2
                                    ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
                                    $7,112    100.0%    $5,662    100.0%    $7,646    100.0%    $6,022    100.0%    $4,446    100.0%
                                    ======    =====     ======    =====     ======    =====     ======    =====     ======    =====

BORROWED FUNDS

Federal Home Loan Bank Borrowings

A summary of borrowings from the Federal Home Loan Bank of Boston ("FHLB") is as follows:
(Dollars in thousands)

                                                                          December 31,
                              ---------------------------------------------------------------------------------------------------
                                            2001                              2000                              1999
                              --------------------------------     -----------------------------     ----------------------------
                                                   Weighted                           Weighted                        Weighted
                                                   Average                            Average                          Average
                                  Amount             Rate            Amount             Rate           Amount           Rate
                              -------------     --------------     ---------        ------------     ---------     -------------
Within 1 year                      $ 48,000         2.11%                 --           0.00%          $ 60,000          5.60%
Over 1 year to 2 years                   --         0.00%            $ 2,000           6.76%                --          0.00%
Over 2 years to 3 years               5,000         1.99%                 --           0.00%                --          0.00%
Over 3 years to 5 years               1,284         7.20%                 --           0.00%                --          0.00%
Over 5 years                         86,000         5.53%             72,331           5.87%            54,375          5.32%
                                   --------         ----             -------           ----           --------          ----
Total                              $140,284         4.22%            $74,331           5.89%          $114,375          5.47%
                                   ========                          =======                          ========

OTHER SERVICES

In addition to fees derived from traditional banking activities such as loan origination fees, the Company derives revenues from its automated lock box collection system and full service securities brokerage offered through Commonwealth Equity Services, Inc., an unaffiliated registered securities broker-dealer and investment adviser.

Under the lock-box program, which is not tied to extensions of credit by the Company, the Company's customer arranges for payments of its accounts receivable to be made directly to the Company. The Company records on its computer the amounts paid to its customers, deposits the funds to the customer's account with the Company and provides computerized records of the amounts received to the Company's customers. Typical customers for the lock box service are municipalities, who use it to automate tax collections, cable TV companies, and other commercial enterprises.

Through Commonwealth Equity Services, Inc., the Bank provides full service securities brokerage services. Registered representatives employed by the Bank offer investment advice, execute transactions and assist customers in financial and retirement planning. Commonwealth Equity Services, Inc. provides research to and supervises representatives in exchange for payment by the Bank for a fixed fee and a share in the commission revenues.

EMPLOYEES

As of December 31, 2001, the Company had 261 full-time and 109 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA"). The Company has not elected to become a financial holding company under Gramm-Leach.

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

Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

HOLDING COMPANY REGULATION

The Company is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB"), which is responsible for administration of the Holding Company Act. Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the Holding Company Act. As required by the Holding Company Act, the Company files with the FRB an annual report regarding its financial condition and operations, management and intercompany relationships of the Company and the Bank. It is also subject to examination by the FRB and must obtain FRB approval before ( i ) acquiring direct or indirect ownership or control of more than 5% of the voting stock of any bank, unless it already owns or controls a majority of the voting stock of that bank, (ii) acquiring all or substantially all of the assets of a bank, except through a subsidiary which is a bank, or (iii) merging or consolidating with any other bank holding company. A bank holding company must also give the FRB prior written notice before purchasing or redeeming its equity securities, if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review in 2001.

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

INTERSTATE BANKING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act") generally permits bank holding companies to acquire banks in any state and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and operated de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

COMPETITION

The Company experiences substantial competition in attracting deposits and making loans from commercial banks, thrift institutions and other enterprises such as insurance companies and mutual funds. These competitors include several major commercial banks whose greater resources may afford them a competitive advantage by enabling them to maintain numerous branch offices and mount extensive advertising campaigns. A number of these competitors are not subject to the regulatory oversight that the Company is subject to, which increases these competitors' flexibility.

ITEM 2. PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, and 12 of the 17 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2002 to 2026.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, even if it resolved adversely to the Company, will have a material adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's Stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The Class A Common Stock of the Company is traded on the NASDAQ National Market system under the symbol "CNBKA." The price range of the Company's Class A common stock since January 1, 2000 is shown on page 11. The Class B Common Stock is not traded on NASDAQ or any other national securities exchange.

            Generally speaking, the shares of Class A Common Stock are not entitled to vote on any matter, including in the election of Company Directors, but, in limited circumstances, may be entitled to vote as a class on certain extraordinary transactions, including any merger or consolidation (other than one in which the Company is the surviving corporation or one which by law may be approved by the directors without any stockholder vote) or the sale, lease, or exchange of all or substantially all of the property and assets of the Company. Since the vote of a majority of the shares of Class B Common Stock, voting as a class, is required to approve certain extraordinary corporate transactions, the holders of Class B Common Stock have power to prevent any takeover of the Company not approved by them.

      (b) Approximate number of equity security holders as of December 31, 2001.

                                                           Approximate Number
                 Title of Class                            of Record Holders
                 Class A Common Stock                             314
                 Class B Common Stock                              47

      (c) Under the Company's Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of that paid, if any, from time to time, on each share of Class B Common Stock.

                  The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

                                                Dividends Per Share
                                             Class A           Class B
                                             -------           -------
                    1999
                         First quarter       $  .060           $ .0170
                         Second quarter         .080             .0370
                         Third quarter          .080             .0370
                         Fourth quarter         .080             .0370

                    2000
                         First quarter       $  .080           $ .0370
                         Second quarter         .080             .0370
                         Third quarter          .080             .0370
                         Fourth quarter         .090             .0450

                    2001
                         First quarter       $  .090           $ .0450
                         Second quarter         .090             .0450
                         Third quarter          .090             .0450
                         Fourth quarter         .100             .0500

         As a bank holding company, the Company's ability to pay dividends is dependent in part upon the receipt of dividends from the Bank, which is subject to certain restrictions on the payment of dividends. A Massachusetts trust company may pay dividends out of net profits from time to time, provided that either (i) the trust company's capital stock and surplus account equal an aggregate of at least 10% of its deposit liabilities, or (ii) the amount of its surplus account is equal to at least the amount of its capital account.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required herein is shown on page 11 and 12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information required herein is shown on pages 13 through 18.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is shown on page 17 and 18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required herein is shown on pages 19 through 38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

FINANCIAL HIGHLIGHTS

                                                             2001              2000             1999
                                                       ----------        ----------       ----------
(dollars in thousands, except share data)
YEAR-END
Total assets                                           $1,271,022        $1,083,830       $  925,533
Total loans                                               462,772           439,563          422,725
Total deposits                                            888,408           793,796          643,673
Total stockholders' equity                                 84,599            71,506           60,296

YEARLY AVERAGES
Total assets                                           $1,058,924        $  949,015       $  860,501
Total earning assets                                      978,371           882,545          801,092
Total securities available-for-sale                       330,217           267,633          229,739
Total securities held-to-maturity                         151,975           165,970          157,706
Total loans                                               443,395           434,780          405,794
Total deposits                                            767,574           681,486          624,428
Total borrowed funds                                      166,083           163,944          134,625
Total stockholders' equity                                 79,279            63,424           61,610

EARNINGS
Net income                                             $   10,859        $   10,205       $    9,105
Net interest income, taxable equivalent                    39,800            35,488           32,561
Other operating income                                      8,863             7,234            5,603
Operating expenses                                         30,025            25,638           22,655

PERFORMANCE MEASURES
Earnings per share, basic                              $     1.96        $     1.82       $     1.57
Earnings per share, diluted                            $     1.96        $     1.82       $     1.56
Return on average stockholders' equity                      13.70%            16.09%           14.78%
Book value per share at December 31                    $    15.34        $    12.88       $    10.63
Return on average assets                                     1.03%             1.08%            1.06%
Efficiency ratio                                             61.7%             60.6%            59.4%

COMMON SHARE DATA
Average shares outstanding, basic                       5,535,309         5,597,136        5,791,858
Average shares outstanding, diluted                     5,541,745         5,597,629        5,818,633
Shares outstanding at year-end                          5,515,350         5,550,350        5,670,600


PER SHARE DATA
2001, QUARTER ENDED                   DECEMBER 31,        SEPTEMBER 30,      JUNE 30,       MARCH 31,
-------------------                   ------------        -------------      --------       ---------
Market price range (Class A)
High                                  $      21.79        $       24.30      $  20.60       $  19.125
Low                                          19.20                18.55         17.10          14.625
Dividends Class A                             0.10                 0.09          0.09            0.09
Dividends Class B                             0.05                0.045         0.045           0.045


2000, QUARTER ENDED                   DECEMBER 31,        SEPTEMBER 30,      JUNE 30,       MARCH 31,
-------------------                   ------------        -------------      --------       ---------
Market price range (Class A)
High                                  $      15.00        $       14.87      $  14.75       $   16.50
Low                                         13.438               11.875         12.00          12.938
Dividends Class A                             0.09                 0.08          0.08            0.08
Dividends Class B                            0.045                0.037         0.037           0.037

FINANCIAL HIGHLIGHTS

                                                             2001            2000             1999             1998            1997
                                                       ----------      ----------      -----------       ----------      ----------
(dollars in thousands except share data)

FOR THE YEAR
Interest income                                        $   67,459      $   66,554      $    58,819       $   51,878      $   41,216
Interest expense                                           27,701          31,092           26,284           22,015          15,922
                                                       ----------      ----------      -----------       ----------      ----------
  Net interest income                                      39,758          35,462           32,535           29,863          25,294
Provision for loan losses                                   1,500           1,425            1,475              800             660
                                                       ----------      ----------      -----------       ----------      ----------
  Net interest income after
    provision for loan losses                              38,258          34,037           31,060           29,063          24,634
Other operating income                                      8,863           7,234            5,603            5,230           4,994
Operating expenses                                         30,025          25,638           22,655           21,326          18,600
                                                       ----------      ----------      -----------       ----------      ----------
  Income before income taxes                               17,096          15,633           14,008           12,967          11,028
Provision for income taxes                                  6,237           5,428            4,903            4,862           4,205
                                                       ----------      ----------      -----------       ----------      ----------
Net income                                             $   10,859      $   10,205      $     9,105       $    8,105      $    6,823
                                                       ----------      ----------      -----------       ----------      ----------
Average shares outstanding, basic                       5,535,309       5,597,136        5,791,858        5,806,445       5,772,135
Average shares outstanding, diluted                     5,541,745       5,597,629        5,818,633        5,847,444       5,830,910
Earnings per share:
  Basic                                                $     1.96      $     1.82      $      1.57       $     1.40      $     1.18
  Diluted                                              $     1.96      $     1.82      $      1.56       $     1.39      $     1.17
Dividend payout ratio                                        15.2%           14.5%            15.0%            10.3%           11.1%

AT YEAR-END
Assets                                                 $1,271,022      $1,083,830      $   925,533       $  853,326      $  631,125
Loans                                                     462,772         439,563          422,725          395,903         316,390
Deposits                                                  888,408         793,796          643,673          643,425         515,449
Stockholders' equity                                       84,599          71,506           60,296           61,051          53,857
Book value per share                                   $    15.34      $    12.88      $     10.63       $    10.49      $     9.30

SELECTED FINANCIAL PERCENTAGES
Return on average assets                                     1.03%           1.08%            1.06%            1.13%           1.20%
Return on average stockholders' equity                      13.70%          16.09%           14.78%           14.09%          13.56%
Net yield on average earning assets,
  taxable equivalent                                         4.06%           4.02%            4.07%            4.52%           4.99%
Net charge-offs (recoveries) as a percent
  of average loans                                           0.01%           0.78%           (0.04%)           0.12%           0.13%
Average stockholders' equity to
  average assets                                             7.49%           6.68%            7.16%            7.99%           8.88%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Century Bancorp, Inc. (the "Company") had net income of $10,859,000 for the year ended December 31, 2001, compared with net income of $10,205,000 for year ended December 31, 2000 and net income of $9,105,000 for the year ended December 31, 1999. Basic earnings per share were $1.96 in 2001 compared to $1.82 in 2000 and $1.57 in 1999. Diluted earnings per share were $1.96 in 2001 compared to $1.82 in 2000 and $1.56 in 1999.

Total assets were $1,271,022,000 at December 31, 2001, an increase of 17.3% from total assets of $1,083,830,000 on December 31, 2000, which, in turn, were 17.1% higher than total assets of $925,533,000 on December 31, 1999.

On December 31, 2001, stockholders' equity totaled $84,599,000 compared with $71,506,000 on December 31, 2000, and $60,296,000 on December 31, 1999. Book
value per share increased to $15.34 at December 31, 2001 from $12.88 on December 31, 2000, which had increased from $10.63 on December 31, 1999.

During the year the Company opened two new branch locations in Brookline and Newton, Massachusetts. The Brookline branch was opened during January 2001 and the Newton branch was opened during April 2001. The Company also opened a second lockbox processing center in Worcester, Massachusetts in October 2001. The new lockbox facility has added capacity and has begun to contribute to the operations of the Company.

During the third quarter of 2001, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. Through December 31, 2001, 25,000 shares have been repurchased under this program. The program expires on July 15, 2002.

On June 11, 1998, the Company acquired Haymarket Co-operative Bank ("Haymarket"), headquartered in Boston, Massachusetts, and merged Haymarket into Century Bank and Trust Company (the "Bank"). The purchase price paid by the Company to the shareholders of Haymarket was $21.1 million in cash and the transaction was accounted for using the purchase method of accounting. The results of operations include the effect of the Haymarket acquisition for the period beginning June 12, 1998.

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

                                     December 31, 2001                   December 31, 2000                  December 31, 1999
                             -------------------------------      ------------------------------     ------------------------------
                                                        Rate                                Rate                               Rate
                                Average  Interest     Earned       Average   Interest     Earned      Average   Interest     Earned
                                Balance    Income(1)     (1)       Balance     Income(1)      (1)     Balance     Income(1)      (1)
                             ----------  --------     ------      --------   --------     ------     --------   --------     ------
(dollars in thousands)

ASSETS
Interest-earning assets:
Loans(2)                     $  443,395   $36,853      8.31%      $434,780    $39,206      9.02%     $405,794    $35,720      8.80%
Securities
  available-for-sale:
     Taxable                    328,351    19,040      5.80%       266,759     16,050      6.02%      229,015     13,441      5.87%
     Tax-exempt                   1,866       111      5.95%           874         57      6.52%          724         34      4.70%
Securities
  held-to-maturity:
     Taxable                    151,975     9,381      6.17%       165,970     10,379      6.25%      157,696      9,261      5.87%
     Tax-exempt                      --        --      0.00%            --         --      0.00%           10          1     10.00%
Federal funds sold               52,768     2,116      4.01%        14,156        888      6.27%        7,786        385      4.94%
Interest bearing deposits
  in other banks                     16        --      3.12%             6         --      0.00%           67          3      4.48%
                             ----------   -------      ----       --------    -------      ----      --------    -------      ----
     Total interest-
       earning assets        $  978,371   $67,501      6.90%      $882,545    $66,580      7.54%     $801,092    $58,845      7.35%
Non interest-earning
  assets                         87,135                             72,151                             65,903
Allowance for loan losses        (6,582)                            (5,681)                            (6,494)
                             ----------   -------      ----       --------    -------      ----      --------    -------      ----
     Total assets            $1,058,924                           $949,015                           $860,501
                             ----------   -------      ----       --------    -------      ----      --------    -------      ----

(1) On a fully taxable equivalent basis calculated using a federal tax rate of 35%.
(2)   Nonaccrual loans are included in average amounts outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                     December 31, 2001                  December 31, 2000                  December 31, 1999
                               -----------------------------     ------------------------------     -----------------------------
                                         Interest       Rate                Interest       Rate               Interest       Rate
                               Average     Income/    Earned/     Average     Income/    Earned/     Average    Income/    Earned/
                               Balance    Expense(1)    Paid(1)   Balance    Expense(1)    Paid(1)   Balance   Expense(1)    Paid(1)
                               -------   --------     ------     --------   --------     ------     --------  --------     ------
(dollars in thousands)

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest-bearing deposits:
     NOW accounts             $134,535    $ 2,531      1.88%     $127,809    $ 2,926      2.29%     $116,753  $  2,541      2.18%
     Savings accounts           63,064        882      1.40%       60,373      1,167      1.93%       58,733     1,283      2.18%
     Money market accounts     130,717      3,334      2.55%       82,686      2,306      2.79%       82,292     2,149      2.61%
     Time deposits             230,070     11,727      5.10%      242,061     13,642      5.64%      228,157    11,326      4.96%
     Total
       interest-bearing
       deposits                558,386     18,474      3.31%      512,929     20,041      3.91%      485,935    17,299      3.56%
Securities sold under
       agreements to
       repurchase               71,826      1,647      2.29%       68,808      2,919      4.24%       48,782     1,863      3.82%
Other borrowed funds and
       long term debt          123,007      7,580      6.16%      123,886      8,132      6.56%      114,593     7,122      6.22%
                            ----------    -------      ----      --------    -------      ----      --------  --------      ----
     Total
       interest-bearing
       liabilities             753,219     27,701      3.68%      705,623     31,092      4.41%      649,310    26,284      4.05%
Non interest-bearing
       liabilities
     Demand deposits           209,188                            168,557                            138,493
     Other liabilities          17,238                             11,411                             11,088
                            ----------    -------      ----      --------    -------      ----      --------  --------      ----
     Total liabilities         979,645                            885,591                            798,891
Stockholders' equity            79,279                             63,424                             61,610
                            ----------    -------      ----      --------    -------      ----      --------  --------      ----
     Total liabilities &
       stockholders'
       equity               $1,058,924                           $949,015                           $860,501
                            ----------    -------      ----      --------    -------      ----      --------  --------      ----
Net interest income (1)                   $39,800                            $35,488                          $ 32,561
                            ----------    -------      ----      --------    -------      ----      --------  --------      ----
Net interest spread                                    3.22%                              3.14%                             3.30%
Net yield on earnings
  assets                                               4.06%                              4.02%                             4.07%
                            ----------    -------      ----      --------    -------      ----      --------  --------      ----

(1) On a fully taxable equivalent basis calculated using a federal tax rate of 35%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table summarizes the year-to-year changes in the Company's net interest income resulting from fluctuations in interest rates and volume changes in earning assets and interest bearing liabilities. Changes due to rate are computed by multiplying the change in rate by the prior year's volume. Changes due to volume are computed by multiplying the change in volume by the prior year's rate. Changes in volume and rate that cannot be separately identified have been allocated in proportion to the relationship of the absolute dollar amounts of each change. Year Ended December 31,

                                                                                Year Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                         2001 Compared With 2000                      2000 Compared  With 1999
                                                 ---------------------------------------       -------------------------------------
                                                   Increase/(decrease)                          Increase/(decrease)
                                                    Due to Change in                             Due to Change in
                                                 ---------------------------------------       -------------------------------------
                                                                                 Income                                      Income
                                                                               Increase        Average        Average      Increase
                                                  Volume          Rate        (Decrease)       Balance          Rate      (Decrease)
                                                 -------        -------       ----------       -------        -------     ----------
(in thousands)
Interest income:
  Loans                                          $   765        $(3,118)       $(2,353)        $2,598        $   887        $ 3,485
  Securities available-for-sale:
    Taxable                                        3,590           (600)         2,990          2,264            345          2,609
    Tax-exempt                                        59             (5)            54              8             15             23
  Securities held-to-maturity:
    Taxable                                         (865)          (133)          (998)           500            618          1,118
    Tax-exempt                                        --             --             --             --             (1)            (1)
  Federal funds sold                               1,650           (422)         1,228            379            124            503
  Interest-bearing deposits in other
    banks                                             --             --             --             (4)             1             (3)
                                                 -------        -------        -------         ------        -------        -------
Total interest income                              5,199         (4,278)           921          5,745          1,989          7,734
                                                 -------        -------        -------         ------        -------        -------

Interest expense:
  Deposits:
    NOW accounts                                     148           (543)          (395)           249            136            385
    Savings accounts                                  50           (335)          (285)            35           (151)          (116)
    Money market accounts                          1,240           (212)         1,028             10            147            157
    Time deposits                                   (654)        (1,261)        (1,915)           719          1,597          2,316
                                                 -------        -------        -------         ------        -------        -------
    Total interest-bearing deposits                  784         (2,351)        (1,567)         1,013          1,729          2,742
Securities sold under agreements to                1,395)            32             24
repurchase                                           123              (         (1,272)             8              2          1,056
Other borrowed funds and long term debt              (57)          (495)          (552)           597            413          1,010
                                                 -------        -------        -------         ------        -------        -------
Total interest expense                               850         (4,241)        (3,391)         2,442          2,366          4,808
                                                 -------        -------        -------         ------        -------        -------
Change in net interest income                    $ 4,349        $   (37)       $ 4,312         $3,303        $  (377)       $ 2,926
                                                 -------        -------        -------         ------        -------        -------

The Company's operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 12.2% in 2001 to $39,800,000 compared with $35,488,000 in 2000. The increase in net interest income was mainly due to a 10.9% increase in the average balances of earning assets, combined with a similar increase in deposits and borrowed funds. The level of interest rates, the ability of the Company's earning assets and liabilities to adjust to changes in interest rates and the mix of the Company's earning assets and liabilities affect net interest income.

The net yield on earning assets on a fully taxable equivalent basis increased to 4.06% in 2001 from 4.02% in 2000, which had decreased from 4.07% in 1999. The increase was mainly attributable to rates paid on liability products, such as deposits, repricing sooner than rates earned on asset products, such as loans and investments, in a declining interest rate environment.

Average earning assets were $978,371,000 in 2001, an increase of $95,826,000 or 10.9% from the average in 2000, which was 10.2% higher than the average in 1999. Total average securities, including securities available for sale and securities held to maturity, increased 11.2% to $482,192,000. The increase in securities volume was mainly attributable to both deposit and borrowings growth. This increase in securities volume offset by lower level of interest rates resulted in higher securities income, which increased 7.7% to $28,532,000. Total average loans increased 2.0% to $443,395,000 after increasing $28,986,000 or 7.1% in 2000. Total loans increased primarily as a result of internal loan growth. The increase in loan volume combined with a lower level of interest rates resulted in lower loan income, which decreased by 6.0% or $2,353,000 to $36,853,000. Total loan income was $35,720,000 in 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company's sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 12.6% in 2001 after increasing by 9.1% in 2000. Deposits increased in 2001 primarily as a result of internal deposit growth. Borrowed funds increased by 1.3% in 2001 following an increase of 21.8% in 2000. The majority of the Company's borrowed funds are borrowings from the Federal Home Loan Bank (FHLB) and retail repurchase agreements. Retail repurchase agreements contributed approximately $3,018,000 to the Company's increased year-to-date average. Interest expense totaled $27,701,000 in 2001, a decrease of $3,391,000 or 10.9% from 2000 when interest expense increased 18.3% from 1999. This decrease in interest expense is due primarily to increases in deposits offset by decreases in deposit rates and a more favorable mix of deposits.

PROVISION FOR LOAN LOSS

The provision for loan losses was $1,500,000 in 2001 compared with $1,425,000 in 2000 and $1,475,000 in 1999. These provisions are the result of management's evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

The allowance for loan losses was $7,112,000 at December 31, 2001 compared with $5,662,000 at December 31, 2000 and $7,646,000 at December 31, 1999. Expressed
as a percentage of outstanding loans at year-end, the allowance was 1.54% in 2001, 1.29% in 2000 and 1.81% in 1999. The increased ratio, for 1999, reflects increased provisions associated with the deterioration with one borrower's credit quality whose total relationship amounted to $4.1 million. Management placed this credit to nonaccrual loans during the fourth quarter of 1999 and subsequently charged off $3,500,000 of this loan during the first quarter of 2000.

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

Specific allowances are established in cases where management has identified significant conditions related to a credit where management believes that the probability that a loss has been incurred is in excess of the amount determined by the application of the formula allowance.

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

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

The Company experienced net charge-offs in 2001 with net charge-offs as a percent of average loans outstanding at 0.01%. The comparable net charge-offs (recoveries) figures for 2000 and 1999 were 0.78% and (0.04)% respectively. Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $423,000 on December 31, 2001, compared with $110,000 on December 31, 2000.

OTHER OPERATING INCOME

The Company continued to experience good results in its fee-based services in 2001. These fee-based services include deposit related services, lockbox processing, and securities brokerage services.

Total other operating income in 2001 was $8,863,000 an increase of $1,629,000 or 22.5% compared to 2000. This increase followed an increase of $1,631,000 or 29.1% in 2000, compared to 1999. Service charge income, which continues to be a major area of other operating income with $3,379,000 in 2001, saw an increase of $1,119,000 compared to 2000. Lockbox revenues totaled $3,439,000 up $933,000 in 2001, primarily as a result of an increase in the lockbox customer base and a new facility. Brokerage commissions decreased to $1,248,000 in 2001 from $1,511,000 in 2000, primarily as a result of adverse market conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES

Total operating expenses were $30,025,000 in 2001 compared to $25,638,000 in 2000 and $22,655,000 in 1999.

Salaries and employee benefits expenses increased by $2,853,000 or 17.9% in 2001 after increasing 11.3% in 2000. Most of the increase for 2001 was in compensation expense associated with increased staff levels, primarily as a result of the two new branches and the new lockbox facility, as well as merit increases in salaries and employee benefits. Nearly all of the increase, for 2000 was in the salaries category and was caused by an increase in the wage base and increased accruals for incentive compensation.

Occupancy expense increased by $535,000 or 33.7% in 2001, this followed an increase of $49,000 or 3.2% in 2000. The increase in 2001 was mainly attributable to full-year costs associated with the opening of two new branches. In 2001 equipment expense increased by $236,000. Equipment expense increased primarily because of increased equipment depreciation.

Other operating expenses increased by $763,000 in 2001, which followed a $1,028,000 increase in 2000. The increase for 2001 was primarily the result of increased check processing charges, consultants expense, postage expense and other processing services. The increase for 2000 was primarily the result of increased marketing expense, check processing charges, legal expense and supplies expense.

PROVISION FOR INCOME TAXES

Income tax expense was $6,237,000 in 2001, $5,428,000 in 2000 and $4,903,000 in
1999. The effective tax rate was 36.5% in 2001, 34.7% in 2000 and 35.0% in 1999.
The Company is continuing to realize savings in this area as a result of strategic tax savings initiatives.

MARKET RISK AND ASSET LIABILITY MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

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

--------------------------------------------------------------------------------------------
Change in Interest Rates (in Basis Points)       Percentage Change in Net Interest Income(1)
--------------------------------------------------------------------------------------------
                   +200                                              1.6%

                   +100                                              1.1%

                   -100                                             (1.0%)

                   -200                                             (2.1%)

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

LIQUIDITY

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $177,833,000 on December 31, 2001 compared with $175,802,000 on December 31, 2000 and $66,528,000 on December 31, 1999. In
each of the three years, deposit activity has generally been adequate to support asset activity.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

Total stockholders' equity was $84,599,000 at December 31, 2001, compared with $71,506,000 at December 31, 2000 and $60,296,000 at December 31, 1999. The
increase in 2001 was primarily the result of retained earnings less dividends paid and an increase in net unrealized gains on securities available-for-sale offset by treasury stock repurchases. The increase in 2000 was primarily the result of retained earnings less dividends paid which were offset by a decrease in net unrealized losses on securities available-for-sale and treasury stock repurchases. Also, there was a $104,000 increase in 2000 and a $71,000 increase in 1999 from the execution of certain stock options.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a Tier I capital-to-risk assets ratio of 4.00% and a total capital-to-risk assets ratio of 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 17.29% and 12.14% respectively, and total capital-to-risk assets ratio of 18.74% and 13.31%, respectively at December 31, 2001. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 2001, the Company and the Bank exceeded this requirement with leverage ratios of 9.68% and 6.79%, respectively.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CONSOLIDATED BALANCE SHEETS


December 31,                                                                  2001           2000
----------------------------------------                               -----------    -----------
(dollars in thousands except share data)

ASSETS
  Cash and due from banks (note 2)                                     $    71,820    $    63,790
  Federal funds sold and interest-bearing deposits in other banks          106,013        112,012
                                                                       -----------    -----------
    Total cash and cash equivalents                                        177,833        175,802

  Securities available-for-sale, amortized cost $455,575 in 2001
    and $274,939 in 2000 (note 3)                                          460,833        273,144
  Securities held-to-maturity, market value $145,237 in 2001
    and $168,462 in 2000 (notes 4 and 9)                                   142,608        169,186

  Loans, net (note 5)                                                      462,772        439,563
  Less: allowance for loan losses (note 6)                                   7,112          5,662
                                                                       -----------    -----------
    Net loans                                                              455,660        433,901

  Bank premises and equipment (note 7)                                      11,882          8,819
  Accrued interest receivable                                                7,561          7,612
  Other assets (note 12)                                                    14,645         15,366
                                                                       -----------    -----------
    Total assets                                                       $ 1,271,022    $ 1,083,830
                                                                       -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Demand deposits                                                      $   227,319    $   198,914
  Savings and NOW deposits                                                 187,676        175,655
  Money market accounts                                                    242,665        131,159
  Time deposits (note 8)                                                   230,748        288,068
                                                                       -----------    -----------
    Total deposits (note 8)                                                888,408        793,796

  Securities sold under agreements to repurchase (note 9)                   72,840         71,450
  Other borrowed funds (note 10)                                           143,481         97,328
  Other liabilities                                                         52,944         21,000
  Long term debt (note 10)                                                  28,750         28,750
                                                                       -----------    -----------
    Total liabilities                                                    1,186,423      1,012,324
  Commitments and contingencies (notes 7, 14 and 15)

  Stockholders' equity (note 11):
    Common stock, Class A,
      $1.00 par value per share; authorized 10,000,000 shares;
        issued 3,761,020 shares in 2001 and 3,754,600 shares in 2000         3,761          3,755
    Common stock, Class B,
      $1.00 par value per share; authorized 5,000,000 shares;
        issued 2,185,480 shares in 2001 and 2,191,900 shares in 2000         2,186          2,192
    Additional paid-in-capital                                              11,093         11,093
    Retained earnings                                                       70,123         60,916
    Treasury stock, Class A, 383,600 shares in 2001 and 348,600
      shares in 2000, at cost                                               (5,941)        (5,242)
    Treasury stock, Class B, 47,550 shares in 2001 and 2000, at cost           (41)           (41)
                                                                       -----------    -----------
                                                                            81,181         72,673
  Accumulated other comprehensive income (loss), net of taxes
    (note 3)                                                                 3,418         (1,167)
                                                                       -----------    -----------
    Total stockholders' equity                                              84,599         71,506
                                                                       -----------    -----------
      Total liabilities and stockholders' equity                       $ 1,271,022    $ 1,083,830
                                                                       -----------    -----------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,                                                   2001         2000         1999
----------------------------------------                            ----------   ----------   ----------
(dollars in thousands except share data)
INTEREST INCOME
  Loans                                                             $   36,849   $   39,199   $   35,620
  Securities held-to-maturity                                            9,381       10,379        9,262
  Securities available-for-sale                                         19,113       16,088       13,463
  Federal funds sold and interest-bearing deposits in other banks        2,116          888          474
                                                                    ----------   ----------   ----------
    Total interest income                                               67,459       66,554       58,819

INTEREST EXPENSE
  Savings and NOW deposits                                               3,413        4,093        3,824
  Money market accounts                                                  3,334        2,306        2,149
  Time deposits (note 8)                                                11,727       13,642       11,326
  Securities sold under agreements to repurchase                         1,647        2,919        1,863
  Other borrowed funds and long term debt                                7,580        8,132        7,122
                                                                    ----------   ----------   ----------
    Total interest expense                                              27,701       31,092       26,284
                                                                    ----------   ----------   ----------
      Net interest income                                               39,758       35,462       32,535

Provision for loan losses (note 6)                                       1,500        1,425        1,475
      Net interest income after provision for loan losses               38,258       34,037       31,060

OTHER OPERATING INCOME
  Service charges on deposit accounts                                    3,379        2,260        1,811
  Lockbox fees                                                           3,439        2,506        1,736
  Brokerage commissions                                                  1,248        1,511        1,460
  Other income                                                             797          957          596
                                                                    ----------   ----------   ----------
    Total other operating income                                         8,863        7,234        5,603

OPERATING EXPENSES
  Salaries and employee benefits (note 13)                              18,770       15,917       14,307
  Occupancy                                                              2,121        1,586        1,537
  Equipment                                                              1,871        1,635        1,339
  Other (note 16)                                                        7,263        6,500        5,472
                                                                    ----------   ----------   ----------
    Total operating expenses                                            30,025       25,638       22,655
                                                                    ----------   ----------   ----------

      Income before income taxes                                        17,096       15,633       14,008
Provision for income taxes (note 12)                                     6,237        5,428        4,903
                                                                    ----------   ----------   ----------
      NET INCOME                                                    $   10,859   $   10,205   $    9,105
                                                                    ----------   ----------   ----------
SHARE DATA (NOTE 11)
  Weighted average number of shares outstanding, basic               5,535,309    5,597,136    5,791,858
  Weighted average number of shares outstanding, diluted             5,541,745    5,597,629    5,818,633
  Net income per share, basic                                       $     1.96   $     1.82   $     1.57
  Net income per share, diluted                                     $     1.96   $     1.82   $     1.56

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                         Accumulated
                                     Class A   Class B   Additional             Treasury   Treasury           Other           Total
                                      Common    Common      Paid-In  Retained      Stock      Stock   Comprehensive   Stockholders'
                                       Stock     Stock      Capital  Earnings    Class A    Class B    Income (Loss)         Equity
                                     -------   -------   ----------  --------   --------   --------   -------------   -------------
(dollars in thousands
except share data)

BALANCE, DECEMBER 31, 1998           $ 3,673   $ 2,227   $   10,965  $ 44,451   $   (136)  $    (41)  $         (88)       $ 61,051

Net income                                --        --           --     9,105         --         --              --           9,105
Other comprehensive income,
  net of tax:
    Increase in unrealized
      losses on securities
      available-for-sale
      net of $3,050 in taxes              --        --           --        --         --         --          (5,577)         (5,577)
                                                                                                                      -------------
Comprehensive income                                                                                                         3,528
Conversion of Class B common
  stock to Class A common
  stock, 29,420 shares                    30       (30)          --        --         --         --              --              --
Stock options exercised,
  19,033 shares                           19        --           52        --         --         --              --              71
Treasury stock repurchases,
  170,600 shares                          --        --           --        --     (2,986)        --              --          (2,986)
Cash dividends, Class A common
  stock, $0.30 per share                  --        --           --    (1,093)        --         --              --          (1,093)
Cash dividends, Class B common
  stock, $0.128 per share                 --        --           --      (276)        --         --              --            (276)
BALANCE, DECEMBER 31, 1999             3,722     2,197       11,017    52,188     (3,122)       (41)         (5,665)         60,296
                                     -------   -------   ----------  --------   --------   --------   -------------   -------------

Net income                                --        --           --    10,205         --         --              --          10,205
Other comprehensive income,
  net of tax:
  Decrease in unrealized losses on
    securities available-for-sale
    net of $628 in taxes                  --        --           --        --         --         --           4,498           4,498
                                                                                                                           --------
Comprehensive income                                                                                                         14,703
Conversion of Class B common
  stock to Class A common
  stock, 5,000 shares                      5        (5)          --        --         --         --              --              --
Stock options exercised,
  27,750 shares                           28        --           76        --         --         --              --             104
Treasury stock repurchases,
  148,000 shares                          --        --           --        --     (2,120)        --              --          (2,120)
Cash dividends, Class A common
  stock, $0.33 per share                  --        --           --    (1,142)        --         --              --          (1,142)
Cash dividends, Class B common
  stock, $0.156 per share                 --        --           --      (335)        --         --              --            (335)
BALANCE, DECEMBER 31, 2000             3,755     2,192       11,093    60,916     (5,242)       (41)         (1,167)         71,506
                                     -------   -------   ----------  --------   --------   --------   -------------   -------------

Net income                                --        --           --    10,859         --         --              --          10,859
Other comprehensive income,
  net of tax:
  Increase in unrealized gains on
    securities available-for-sale
    net of $1,840 in taxes                --        --           --        --         --         --           4,585           4,585
                                                                                                                           --------
Comprehensive income                                                                                                         15,444
Conversion of Class B common
  stock to Class A common
  stock, 6,420 shares                     6         (6)          --        --         --         --              --              --
Treasury stock repurchases,
  35,000 shares                           --        --           --        --       (698)        --              --            (698)
Cash dividends, Class A common
  stock, $0.37 per share                  --        --           --    (1,257)        --         --              --          (1,257)
Cash dividends, Class B common
  stock, $0.185 per share                 --        --           --      (396)        --         --              --            (396)
                                     -------   -------   ----------  --------   --------   --------   -------------   -------------
BALANCE, DECEMBER 31, 2001           $ 3,761   $ 2,186   $   11,093  $ 70,123   $ (5,941)      $(41)        $ 3,418        $ 84,599
                                     -------   -------   ----------  --------   --------   --------   -------------   -------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                                  2001         2000         1999
-----------------------                                             ---------    ---------    ---------
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  10,859    $  10,205    $   9,105
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                         1,500        1,425        1,475
      Deferred income taxes                                              (101)       4,455       (1,269)
      Net depreciation and amortization                                 2,066        1,939        2,225
      Decrease (increase) in accrued interest receivable                   51         (988)        (106)
      Increase in other assets                                           (948)      (2,902)        (728)
      Proceeds from sales of loans                                         89           61          153
      Gain on sales of loans                                               (1)          (1)          (2)
      Gain on calls of securities                                         (47)          --           --
      Gain on sale of building                                             --         (386)          --
      (Decrease) increase in other liabilities                         (8,771)       3,261       (6,331)
                                                                    ---------    ---------    ---------
        Net cash provided by operating activities                       4,697       17,069        4,522

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from calls/maturities of securities
    available-for-sale                                                215,708       20,396       61,312
  Purchase of securities available-for-sale                          (396,285)     (31,611)    (114,711)
  Proceeds from calls/maturities of securities
    held-to-maturity                                                   95,904       14,269       58,425
  Purchase of securities held-to-maturity                             (69,340)     (30,934)     (51,730)
  Increase (decrease) in investments purchased payable                 38,976        1,999       (5,493)
  Net increase in loans                                               (22,875)     (19,906)     (26,545)
  Proceeds from sale of building                                           --        1,342           --
  Capital expenditures                                                 (4,558)      (1,684)        (994)
                                                                    ---------    ---------    ---------
        Net cash used in investing activities                        (142,470)     (46,129)     (79,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in time deposit accounts                    (57,320)      17,493       28,667
  Net increase (decrease) in demand, savings,
    money market and NOW deposits                                      151,932      132,630      (28,198)
  Net proceeds from the issuance of common stock                           --          104           71
  Treasury stock repurchases                                             (698)      (2,120)      (2,986)
  Cash dividends                                                       (1,653)      (1,477)      (1,369)
  Net increase in securities sold
    under agreements to repurchase                                      1,390       11,970        1,790
  Net increase (decrease) in other borrowed funds                      46,153      (20,266)      82,748
                                                                    ---------    ---------    ---------
      Net cash provided by financing activities                       139,804      138,334       80,723
                                                                    ---------    ---------    ---------
Net increase in cash and cash equivalents                               2,031      109,274        5,509
  Cash and cash equivalents at beginning of year                      175,802       66,528       61,019
                                                                    ---------    ---------    ---------
  Cash and cash equivalents at end of year                          $ 177,833    $ 175,802    $  66,528
                                                                    ---------    ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                        $  30,351    $  29,549    $  25,566
    Income taxes                                                        5,588        2,424        6,911
  Change in unrealized gains (losses)
    on securities available-for-sale, net of taxes                  $   4,585    $   4,498    $  (5,577)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC") and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment under FASB 131.

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

The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. This method applies to all loans, uncollat-eralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. CASH AND DUE FROM BANKS

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $437,000 at December 31, 2001 and $12,000 at December 31, 2000.

3. SECURITIES AVAILABLE-FOR-SALE

                                                 December 31, 2001                                    December 31, 2000
                                -------------------------------------------------   ------------------------------------------------
                                                  Gross         Gross   Estimated                     Gross        Gross   Estimated
                                Amortized    Unrealized    Unrealized      Market   Amortized    Unrealized   Unrealized      Market
                                     Cost         Gains        Losses       Value        Cost         Gains       Losses       Value
                                ---------    ----------    ----------   ---------   ---------    ----------   ----------   ---------
(in thousands)
U.S. Government and Agencies    $ 435,796    $    6,459    $    1,089   $ 441,166   $ 256,390    $      137   $    1,689   $ 254,838
Obligations of states
  and political subdivisions        2,005            --            --       2,005       1,000            --           --       1,000
FHLB Stock                         13,084            --            --      13,084      13,084            --           --      13,084
Other                               4,690            48           160       4,578       4,465            19          262       4,222
                                ---------    ----------    ----------   ---------   ---------    ----------   ----------   ---------
                                $ 455,575    $    6,507    $    1,249   $ 460,833   $ 274,939    $      156   $    1,951   $ 273,144
                                ---------    ----------    ----------   ---------   ---------    ----------   ----------   ---------

                                                December 31, 1999
                                -------------------------------------------------
                                                  Gross         Gross   Estimated
                                Amortized    Unrealized    Unrealized      Market
                                     Cost         Gains        Losses       Value
                                ---------    ----------    ----------   ---------
(in thousands)
U.S. Government and Agencies    $ 247,289    $       10    $    8,521   $ 238,778
Obligations of states
and political subdivisions            250            --            --         250
FHLB Stock                         13,084            --            --      13,084
Other                               3,067            14           218       2,863
                                ---------    ----------    ----------   ---------
                                $ 263,690    $       24    $    8,739   $ 254,975
                                ---------    ----------    ----------   ---------

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $81,332,000 at December 31, 2001, $79,464,000 at December 31, 2000 and $141,679,000 at December
31, 1999.

The following tables show the maturity distribution of the Company's securities available-for-sale at December 31, 2001, 2000 and 1999 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

                                                                          December 31, 2001
                                  --------------------------------------------------------------------------------------------------
                                                         Obligations
                                        U.S.               of States
                                  Government                     and                                                       Estimated
                                         and               Political                                                          Market
                                    Agencies    Yield    Subdivision    Yield       Other    Yield        Total    Yield       Value
                                  ----------    -----    -----------    -----     -------    -----     --------    -----   ---------
(in thousands)
Within one year                   $   15,945    6.26%    $     2,005    5.12%     $    --    0.00      $ 17,950    6.14%   $  18,329
After one but within five years      324,081    5.00              --    0.00%         700    6.81%      324,781    5.00%     328,654
After five but within ten years       65,969    5.56%             --    0.00%          --    0.00%       65,969    5.56%      66,777
More than ten years                   29,801    6.14%             --    0.00%          --    0.00%       29,801    6.14%      30,161
Non-maturing                              --    0.00%             --    0.00%      17,074    6.80%       17,074    6.80%      16,962
                                  ----------    -----    -----------    -----     -------    -----     --------    -----   ---------
                                  $  435,796    5.21%    $     2,005    5.12%     $17,774    6.80%     $455,575    5.27%   $ 460,883
                                  ----------    -----    -----------    -----     -------    -----     --------    -----   ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining life of investment securities available-for-sale at December 31, 2001, 2000 and 1999 was 4.9, 3.8 and 4.7 years, respectively. Included in the weighted average remaining life calculation at December 31, 2001 and 2000 were 268.7 million and 60.1 million respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

4. INVESTMENT SECURITIES HELD-TO-MATURITY

                                                   December 31, 2001                                 December 31, 2000
                                -------------------------------------------------   ------------------------------------------------
                                                  Gross         Gross   Estimated                     Gross        Gross   Estimated
                                Amortized    Unrealized    Unrealized      Market   Amortized    Unrealized   Unrealized      Market
                                     Cost         Gains        Losses       Value        Cost         Gains       Losses       Value
                                ---------    ----------    ----------   ---------   ---------    ----------   ----------   ---------
(in thousands)

U.S. Government and Agencies     $125,054    $    2,662    $      228   $ 127,488   $ 146,962    $      485   $    1,003   $ 146,444
Other                              17,554           207            12      17,749      22,224            --          206      22,018
                                ---------    ----------    ----------   ---------   ---------    ----------   ----------   ---------
                                 $142,608    $    2,869    $      240   $ 145,237   $ 169,186    $      485   $    1,209   $ 168,462
                                ---------    ----------    ----------   ---------   ---------    ----------   ----------   ---------

                                                December 31, 1999
                                -------------------------------------------------
                                                  Gross         Gross   Estimated
                                Amortized    Unrealized    Unrealized      Market
                                     Cost         Gains        Losses       Value
                                ---------    ----------    ----------   ---------
(in thousands)

U.S. Government and Agencies    $ 127,719    $       --    $    5,036   $ 122,683
Other                              24,880            --           960      23,920
                                ---------    ----------    ----------   ---------
                                $ 152,599    $       --    $    5,996   $ 146,603
                                ---------    ----------    ----------   ---------

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $0 at December 31, 2001, $1,999,000 at December 31, 2000 and $1,999,000 at December 31, 1999.

The following table shows the maturity distribution of the Company's securities held-to-maturity at December 31, 2001 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

                                                                          December 31, 2001
                                  --------------------------------------------------------------------------------------------------
                                                         Obligations
                                        U.S.               of States
                                  Government                     and                                                       Estimated
                                         and               Political                                                          Market
                                    Agencies    Yield    Subdivision    Yield       Other    Yield        Total    Yield       Value
                                  ----------    -----    -----------    -----     -------    -----     --------    -----   ---------
(in thousands)
Within one year                   $   11,000    6.03%    $        --    0.00%     $    --    0.00%     $ 11,000    6.03%   $  11,238
After one but within five years       53,388    5.43%             --    0.00%          25    5.50%       53,413    5.43%      54,739
After five but within ten years       21,105    5.86%             --    0.00%          --    0.00%       21,105    5.86%      21,515
More than ten years                   39,561    6.49%             --    0.00%      17,529    6.47%       57,090    6.48%      57,745
                                  ----------    -----    -----------    -----     -------    -----     --------    -----   ---------
                                  $  125,054    5.89%    $        --    0.00%     $17,554    6.47%     $142,608    5.96%   $ 145,237
                                  ----------    -----    -----------    -----     -------    -----     --------    -----   ---------

The weighted average remaining life of investment securities held-to-maturity at December 31, 2001, 2000 and 1999 was 3.2, 4.9 and 7.2 years, respectively. Included in the weighted average remaining life calculation at December 31, 2001 and 2000 were 53.4 million and 21.0 million respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

5. LOANS

The Company's lending activities are conducted principally in Massachusetts. The Company makes single and multi-family residential loans, commercial and commercial real estate loans, and a variety of consumer loans. To a lesser extent, the Company makes loans for the construction of residential homes, multi-family properties, commercial real estate properties, and land development. Most loans made by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate market in the borrowers' geographic areas and the general economy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summary shows the composition of the loan portfolio at the dates indicated.

                                                                          December 31,
                            ------------------------------------------------------------------------------------------------------
                                    2001                 2000                 1999                 1998                1997
                            ------------------------------------------------------------------------------------------------------
                                       Percent               Percent              Percent              Percent             Percent
                              Amount  of Total      Amount  of Total     Amount  of Total     Amount  of Total    Amount  of Total
                            --------  --------   ---------  --------   --------  --------   --------  --------  --------  --------
(in thousands)
Construction and land
 development                $ 39,256      8.5%   $  21,840      5.0%   $ 21,682      5.1%   $ 21,691      5.5%  $  7,549      2.4%
Commercial and industrial     59,162     12.8%      95,957     21.8%     77,166     18.3%     64,822     16.4%    50,560     16.0%
Industrial revenue bonds          48      0.0%         119      0.0%        190      0.0%      1,034      0.3%     2,693      0.9%
Commercial real estate       241,419     52.2%     209,233     47.6%    209,332     49.5%    187,285     47.3%   140,270     44.3%
Residential real estate       88,450     19.1%      81,526     18.5%     82,968     19.6%     87,518     22.1%    76,385     24.1%
Consumer                       7,701      1.7%       9,226      2.1%     11,678      2.8%     14,355      3.6%    19,254      6.1%
Home equity                   26,016      5.6%      21,107      4.8%     19,227      4.5%     18,839      4.8%    19,031      6.0%
Overdrafts                       720      0.2%         555      0.1%        482      0.1%        359      0.1%       648      0.2%
                            --------  --------   ---------  --------   --------  --------   --------  --------  --------  --------
                            $462,772    100.0%   $ 439,563    100.0%   $422,725    100.0%   $395,903    100.0%  $316,390    100.0%
                            --------  --------   ---------  --------   --------  --------   --------  --------  --------  --------

At December 31, 2001, 2000, 1999, 1998, and 1997, loans were carried net of discounts of $969,000, $1,446,000, $1,923,000, $2,399,000, and $2,875,000
respectively. Included in these amounts at December 31, 2001, 2000, 1999, 1998 and 1997, residential real estate loans were carried net of discounts of $959,000, $1,431,000, $1,903,000, $2,375,000 and $2,847,000 respectively, associated with the acquisition of loans from another financial institution.

The composition of non-accrual loans, impaired loans and troubled debt restructuring agreements is as follows:


                                                                        2001          2000          1999          1998          1997
                                                                      ------        ------        ------        ------        ------
(in thousands)
Loans on non-accrual                                                  $  423        $  110        $4,621        $1,281        $1,705
Impaired loans on non-accrual included above                          $  292        $   41        $4,378        $1,131        $1,235

Total recorded investment in impaired loans                           $1,118        $1,535        $6,019        $2,992        $3,515
Average recorded value of impaired loans                              $2,016        $2,444        $3,806        $3,048        $3,157

Loans 90 days past due and still accruing                             $    9        $   19        $  188        $  698        $    7

Interest income on non-accrual loans
according to
their original terms                                                  $   43        $   19        $  463        $  166        $  202
Interest income on non-accrual loans
actually recorded                                                     $   32        $    9        $  331        $   27        $   84
Interest income recognized on impaired loans                          $  116        $  160        $  458        $  142        $  216

The composition of impaired loans at December 31, is as follows:

                                                                        2001          2000          1999          1998          1997
                                                                      ------        ------        ------        ------        ------
(in thousands)
Residential real estate:
1 to 4 family                                                         $   29        $   41        $  341        $  330        $  250
Multi-family                                                             656           681           702           729           771
Commercial real estate                                                   433           782           950         1,662         2,323
Commercial and industrial                                                 --            31         4,026           271           171
  Total                                                               $1,118        $1,535        $6,019        $2,992        $3,515
                                                                      ------        ------        ------        ------        ------
Specific valuation allowance                                              --            --            --            --            --
                                                                      ------        ------        ------        ------        ------
Total impaired loans                                                  $1,118        $1,535        $6,019        $2,992        $3,515
                                                                      ------        ------        ------        ------        ------

There were no impaired loans with specific reserves from December 31, 1997 through December 31, 2001 and in the opinion of management, none of the above listed impaired loans required a specific reserve. All of the impaired loans listed above have been measured using the fair value of the collateral method.

The Company was servicing mortgage loans sold to others without recourse of approximately $7,226,000, $10,678,000, $13,033,000, $16,123,000 and $18,053,000
at December 31, 2001, 2000, 1999, 1998 and 1997. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $338,000, $479,000, $490,000, $501,000, and $753,000 at December 31, 2001, 2000, 1999,
1998, and 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2001.

                                             Balance At                           Repayments             Balance At
                                      December 31, 2000         Additions      and Deletions      December 31, 2001
                                      -----------------         ---------      -------------      -----------------
(in thousands)
                                      $           1,538         $     725      $         912      $           1,351
                                      -----------------         ---------      -------------      -----------------

6. ALLOWANCE FOR LOAN LOSSES

                                                2001            2000            1999            1998            1997
                                             -------         -------         -------         -------         -------
(in thousands)

Balance at beginning of year                 $ 5,662         $ 7,646         $ 6,022         $ 4,446         $ 4,179
Acquired allowance                                --              --              --           1,194              --
Provision charged to operating expense         1,500           1,425           1,475             800             660
Loans charged-off                               (437)         (3,661)           (470)           (843)           (689)
Loan recoveries                                  387             252             619             425             296
                                             -------         -------         -------         -------         -------
Balance at end of year                       $ 7,112         $ 5,662         $ 7,646         $ 6,022         $ 4,446
                                             -------         -------         -------         -------         -------


7. BANK PREMISES AND EQUIPMENT


December 31,                                     2001            2000
------------                                 --------        --------
(in thousands)
Land                                         $  3,633        $  1,839
Bank premises                                   6,533           6,533
Furniture and equipment                        15,330          12,566
Leasehold improvements                          1,888           1,888
                                             --------        --------
                                               27,384          22,826
Accumulated depreciation and amortization     (15,502)        (14,007)
                                             --------        --------
                                             $ 11,882        $  8,819
                                             ========        ========

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through the year 2026. Total lease expense approximated $589,000, $199,000 and $148,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2001 were as follows:


                                Year                              Amount
                                ----                              ------
(in thousands)
                                2002                              $  605
                                2003                                 605
                                2004                                 606
                                2005                                 557
                                2006                                 476
                          Thereafter                               2,130
                                                                  ------
                                                                  $4,979
                                                                  ------

The Company offers savings accounts, NOW accounts, demand deposits, time deposits and money market accounts. The Company offers cash management accounts which provide either automatic transfer of funds above a specified level from the customer's checking account to a money market account or short-term borrowings. Also, an account reconciliation service is offered whereby the Company provides a computerized report balancing the customer's checking account.

Interest rates on deposits are set bi-monthly by the Bank's rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Company`s Asset/Liability Committee and Executive Management Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time Deposits as of December 31, are as follows:

                                                  2001         2000         1999
                                              --------     --------     --------
(in thousands)

Three months or less                          $102,004     $153,958     $134,010
Three months through twelve months             111,150      106,222      106,782
Over twelve months                              17,594       27,888       29,783
                                              --------     --------     --------
                                              $230,748     $288,068     $270,575
                                              --------     --------     --------

Time Deposits of $100,000 or more as of December 31, are as follows:

                                                  2001         2000         1999
                                              --------     --------     --------
(in thousands)

Three months or less                          $ 54,873     $108,783     $ 87,363
Three months through twelve months              22,425       31,382       31,468
Over twelve months                                 770        1,688        2,938
                                              --------     --------     --------
                                              $ 78,068     $141,853     $121,769
                                              --------     --------     --------

The following table shows the average amount of and average rate paid on various deposits during the years indicated.

                                                      2001                          2000                           1999
                                            --------------------------    --------------------------    ---------------------------
                                                               Average                       Average                        Average
                                             Average     Interest Rate     Average     Interest Rate     Average      Interest Rate
                                              Amount              Paid      Amount              Paid      Amount               Paid
                                            --------     -------------    --------     -------------    --------      -------------
(In Thousands)

Interest-bearing deposits:
  Interest-bearing transaction accounts     $134,535             1.88%    $127,809             2.29%    $116,753               2.18%
  Savings accounts                            63,064             1.40%      60,373             1.93%      58,733               2.18%
  Money Market Deposits                      130,717             2.55%      82,686             2.79%      82,292               2.61%
  Time Deposits of $100,000 or more           65,676             4.73%      91,378             6.00%      64,698               5.05%
  Other Time Deposits                        164,394             5.24%     150,683             5.41%     163,459               4.93%
                                            --------     -------------    --------     -------------    --------      -------------
Total Interest-bearing deposits              558,386             3.31%     512,929             3.91%     485,935               3.56%
Non Interest-bearing deposits                209,188                       168,557                       138,493
                                            --------     -------------    --------     -------------    --------      -------------
Total average deposits                      $767,574             2.41%    $681,486             2.94%    $624,428               2.77%
                                            --------     -------------    --------     -------------    --------      -------------

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                      2001           2000           1999
                                                   -------        -------        -------
(dollars in thousands)

Amount outstanding at December 31,                 $72,840        $71,450        $59,480
Weighted average rate at December 31,                 1.12%          4.04%          3.68%
Maximum amount outstanding at any month end        $75,950        $77,426        $59,480
Daily average balance outstanding
 during the year                                   $71,826        $68,808        $48,782
Weighted average rate during the year                 2.29%          4.24%          3.82%

Amounts outstanding at December 31, 2001, 2000, and 1999 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $71,629,000, $72,974,000, and $62,121,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2001, 2000, and 1999, respectively. The approximate market value of the collateral at those dates was $73,262,000, $72,552,000, and $59,486,000, respectively.

10. OTHER BORROWED FUNDS AND LONG TERM DEBT

                                                      2001           2000           1999
                                                   -------       --------       --------
(dollars in thousands)
Amount outstanding at December 31,                 $172,231      $126,078        $146,344
Weighted average rate at December 31,                 5.30%          6.73%           6.08%
Maximum amount outstanding at any month end        $172,231      $161,838        $159,545
Daily average balance outstanding
  during the year                                  $123,007      $123,886        $114,593
Weighted average rate during the year                 6.16%          6.56%           6.22%

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. Also, the bank borrowed seventeen long-term loans with the Federal Home Loan Bank. These loans total $140,284,000, bear a weighted average interest rate of 4.22% and mature between January 2, 2002 and April 12, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS PER SHARE (EPS)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2001, 2000 and 1999 was an increase of 6,436, 493 and 26,775 shares, respectively.

STOCK OPTION PLAN

During 2001 common stockholders of the Company approved a stock option plan (the "Option Plan") that provides for granting of options for not more than 150,000 shares of Class A common stock. Under the Option Plan, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plan is administered by the Compensation Committee whose members are ineligible to participate in the Option Plan. Based on management's recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (no more than ten years from the date of grant). There were no options exercisable at December 31, 2001.

The Company measures compensation cost for its stock option plans using the intrinsic value based method of accounting. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


December 31,                                 2001
------------                              -------
(in thousands, except per share data)
Net income:
  As reported                             $10,859
  Pro forma and diluted                   $10,719
Basic earning per share
  As reported                             $  1.96
  Pro forma                               $  1.94

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions:


December 31,                                 2001
------------                             --------
Dividend yields                             2.65%
Expected life                            10 YEARS
Expected volatility                           36%
Risk-free interest rate                     4.94%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the plan is as follows:

                                                        DECEMBER 31, 2001
                                               ----------------------------------
                                                                 WEIGHTED AVERAGE
                                                AMOUNT             EXERCISE PRICE
                                               -------           ----------------
Shares under option:
  Outstanding at beginning of year                  --                         --
  Granted                                       36,500                  $   15.56
  Cancelled                                         --                         --
  Exercised                                         --                         --
  Outstanding at end of year                    36,500                  $   15.56
                                               -------           ----------------
  Exercisable at end of year                        --                         --
                                               -------
  Weighted average fair value of
    options granted during the year            $  5.92
                                               -------

At December 31, 2001 the 36,500 options outstanding have exercise prices between $15.063 and $16.57, with a weighted average exercise price at $15.56 and a weighted average remaining contractual life of 9 years. There were no options granted in 1999 or 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                        To Be Well Capitalized
                                                                                 For Capital           Under Prompt Corrective
                                                           Actual              Adequacy Purposes          Action Provisions
                                                  --------------------       --------------------      -----------------------
                                                   Amount        Ratio        Amount        Ratio        Amount          Ratio
                                                  -------        -----       -------        -----      --------         ------
(dollars in thousands)
As of December 31, 2001:
  Total capital (to risk-weighted assets)         $80,895        13.31%      $48,630        8.00%       $60,788         10.00%
  Tier 1 capital (to risk-weighted assets)         73,783        12.14%       24,315        4.00%        36,473          6.00%
  Tier 1 capital (to 4th qtr. average assets)      73,783         6.79%       43,449        4.00%        54,312          5.00%
As of December 31, 2000:
  Total capital (to risk-weighted assets)         $71,240        12.84%      $44,384        8.00%       $55,480         10.00%
  Tier 1 capital (to risk-weighted assets)         65,578        11.82%       22,192        4.00%        33,288          6.00%
  Tier 1 capital (to 4th qtr. average assets)      65,578         6.69%       39,195        4.00%        48,994          5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES

The current and deferred components of income tax expense for the years ended December 31 are as follows:

                                               2001          2000          1999
                                            -------       -------       -------
(in thousands)
Current expense:
  Federal                                   $ 6,161       $   883       $ 5,883
  State                                         177            90           289
                                            -------       -------       -------
Total current expense                         6,338           973         6,172
                                            -------       -------       -------
Deferred expense:
  Federal                                      (101)        4,534        (1,269)
  State                                          --            --            --
  Valuation allowance                            --           (79)           --
                                            -------       -------       -------
    Total deferred expense                     (101)        4,455        (1,269)
                                            -------       -------       -------
Provision for income taxes                  $ 6,237       $ 5,428       $ 4,903
                                            -------       -------       -------

Income tax accounts included in other assets and other liabilities at December 31 are as follows:

                                               2001          2000
                                            -------       -------
(in thousands)
Currently receivable (payable)              $   328       $ 1,078
Deferred income tax (liability) asset, net   (3,137)         (769)
                                            -------       -------
                                            $(2,809)      $   309
                                            -------       -------

Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 35% for 2001, 2000 and 1999 to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

                                               2001          2000          1999
                                            -------       -------       -------
(in thousands)
Federal income tax expense
  at statutory rates                        $ 5,984       $ 5,471       $ 4,903
State income taxes, net of Federal
  income tax benefit                            115            59           188
Effect of tax-exempt interest                   (27)          (17)          (17)
Other                                           165           (85)         (171)
                                            -------       -------       -------
                                            $ 6,237       $ 5,428       $ 4,903
                                            -------       -------       -------
Effective Tax Rate                             36.5%         34.7%         35.0%

The following table sets forth the Company's gross deferred income tax assets and gross deferred income tax liabilities at December

                                               2001          2000
                                            -------       -------
(in thousands)
Deferred income tax assets:
  Allowance for loan losses                 $ 2,640       $ 2,806
  Deferred compensation                       2,169         1,892
  Unrealized loss on securities                  28
    available-for-sale                           --             6
  Acquisition premium                           441           340
  Investments writedown                          51            51
  Other                                          49            72
                                            -------       -------
    Gross deferred income tax asset           5,350         5,789
Deferred income tax liabilities:
  Deferred income                            (4,879)       (4,949)
  Unrealized gain on securities
    available-for-sale                       (1,841)           --
  Accrued dividends                             (66)          (73)
  Purchase accounting                            --           (26)
  Depreciation                                 (358)         (246)
  Limited partnerships                       (1,263)       (1,205)
  Other                                         (80)          (59)
                                            -------       -------
    Gross deferred income tax liability      (8,487)       (6,558)
                                            -------       -------
    Deferred income tax liability, net      $(3,137)      $  (769)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. EMPLOYEE BENEFITS

The Company has a qualified Defined Benefit Pension Plan (the "Plan"), which is offered to all employees reaching minimum age and service requirements. An increase in the size of the work force and increased compensation expense in 2001 resulted in an increase in pension cost.

The Company has a Supplemental Insurance/Retirement Plan (the "Supplemental Plan"), which is limited to certain officers and employees of the Company. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant. Increased compensation expense and the addition of participants resulted in increased cost for the Supplemental Plan.

                                                                                                           Supplemental Insurance/
                                                                      Defined Benefit Pension Plan             Retirement Plan

                                                                           2001               2000             2001          2000
                                                                      ---------         ----------         --------       -------
(in thousands)
Change in benefit obligation:
  Benefit obligation at beginning of year                                $  9,240          $ 7,628          $ 8,067       $ 6,272
  Service cost                                                                493              427               53            32
  Interest cost                                                               624              553              545           455
  Actuarial (gain)/loss                                                       396              917            1,139         1,321
  Benefits paid                                                              (220)            (285)             (13)          (13)
                                                                         --------          -------          -------       -------
  Benefit obligation at end of year                                      $ 10,533          $ 9,240          $ 9,791       $ 8,067
                                                                         --------          -------          -------       -------

Change in plan assets:
  Fair value of plan assets at beginning of year                         $  6,446          $ 5,625
  Actual return on plan assets                                                158              506
  Employer contributions                                                      675              600
  Benefits paid                                                              (220)            (285)
                                                                         --------          -------
  Fair value of plan assets at end of year                               $  7,059          $ 6,446
                                                                         --------          -------
  Funded status                                                          $ (3,474)         $(2,794)         $(9,791)      $(8,067)
  Unrecognized transition obligation                                           --               (1)              --          (103)
  Unrecognized prior service cost                                            (324)            (424)             368           407
  Unrecognized net actuarial loss                                          (2,345)          (1,646)          (3,958)       (2,963)
                                                                         --------          -------          -------       -------
  Accrued benefit cost                                                   $   (805)         $  (723)         $(6,201)      $(5,408)
                                                                         --------          -------          -------       -------

Weighted average assumptions as of December 31:
  Discount rate                                                              6.75%            6.75%            6.75%         6.75%
  Expected return on plan assets                                             8.00%            8.00%             N/A           N/A
  Rate of compensation increase                                              5.00%            5.00%            5.00%         5.00%

Components of net periodic benefit cost:
  Service cost                                                           $    493          $   427          $    53       $    32
  Interest cost                                                               624              553              545           455
  Expected return on plan assets                                             (508)            (443)              --            --
  Amortization of unrecognized
    transition obligation                                                       1                1              103           103
  Recognized prior service cost                                                99               99              (39)          (39)
  Recognized net losses                                                        48                2              144            72
                                                                         --------          -------          -------       -------
  Net periodic cost                                                      $    757          $   639          $   806       $   623
                                                                         --------          -------          -------       -------

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 25% for the first 4% of compensation contributed by each employee. The match was increased to a 33.3% match for the first 6% of compensation on October 1, 2001. The Company's match totaled $70,000 for 2000 and $112,000 for 2001. Administrative costs associated with the plan are absorbed by the Company.

The Company does not offer any post retirement programs other than pensions.

14. COMMITMENTS AND CONTINGENCIES

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2001. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company's consolidated financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Contract or Notional Amount                                         2001        2000
---------------------------                                      -------     -------
(in thousands)
Financial instruments whose contract amount
  represents credit risk:
    Commitments to originate 1- 4 family mortgages               $ 2,305     $ 1,344
    Standby letters of credit                                      1,738         991
    Unused lines of credit                                        86,556      88,679
    Unadvanced portions of construction loans                     25,547      24,476

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

In addition to general commitments, the Company has originated 1- 4 family mortgages for sale in the secondary markets. These loans were sold with and without recourse and no loan was originated without its sale having been pre-arranged. The Company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $338,000 at December 31, 2001 and $479,000 at December 31, 2000.

16. OTHER OPERATING EXPENSES


Year Ended December 31,                             2001        2000        1999
-----------------------                           ------      ------      ------
(in thousands)
Marketing                                         $1,064      $1,286      $  947
Supplies                                             587         595         479
Telephone                                            312         268         240
Postage and delivery                                 621         492         470
Legal and audit                                      508         546         462
Consulting                                           419         278         180
Software maintenance/amortization                    584         539         421
Processing services                                1,013         764         436
Insurance                                            200         164         179
Director's fees                                      208         181         109
FDIC assessment                                      150         141          82
Core deposit intangible amortization                 200         200         200
Goodwill amortization                                267         267         327
Capital expense amortization                         311         224         257
Other                                                819         555         683
                                                  ------      ------      ------
                                                  $7,263      $6,500      $5,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OFF-BALANCE SHEET INSTRUMENTS: The fair values of the Company's unused lines of credit, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Company's commitments to sell mortgage loans approximates the estimated cost to terminate or otherwise settle the obligations with the counterparties. Therefore, at December 31, 2001 and 2000, there was no fair value adjustment.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                                   2001                                  2000
                                                       -----------------------------         --------------------------
                                                       Carrying                              Carrying
                                                        Amounts           Fair Value           mounts        Fair Value
                                                       --------           ----------         --------        ----------
(in thousands)
Financial assets:
  Cash and cash equivalents                            $177,833           $  177,833         $175,802        $  175,802
  Securities available-for-sale                         460,833              460,833          273,144           273,144
  Investment securities held-to-maturity                142,608              145,237          169,186           168,462
  Net loans                                             455,660              460,302          433,901           422,040
  Accrued interest receivable                             7,561                7,561            7,612             7,612

Financial liabilities:
  Deposits                                              888,408              848,147          793,796           754,559
  Repurchase agreements
    and other borrowed funds                            216,321              227,655          168,778           167,786
  Long term debt                                         28,750               28,750           28,750            26,234
  Accrued interest payable                                1,204                1,204            3,854             3,854

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered.

18. QUARTERLY RESULT OF OPERATIONS (UNAUDITED)


2001 Quarters                                                     Fourth               Third              Second               First
-------------                                                 ----------          ----------          ----------          ----------
(in thousands, except per share data)
Interest income                                               $   16,171          $   16,885          $   17,128          $   17,275
Interest expense                                                   5,758               6,813               7,353               7,777
                                                              ----------          ----------          ----------          ----------
  Net interest income                                             10,413              10,072               9,775               9,498
Provision for loan losses                                            375                 375                 375                 375
                                                              ----------          ----------          ----------          ----------
  Net interest income after provision
    for loan losses                                               10,038               9,697               9,400               9,123
Other operating income                                             2,353               2,170               2,259               2,081
Operating expenses                                                 7,956               7,446               7,441               7,182
                                                              ----------          ----------          ----------          ----------
  Income before income taxes                                       4,435               4,421               4,218               4,022
Provision for income taxes                                         1,583               1,626               1,552               1,476
                                                              ----------          ----------          ----------          ----------
  Net income                                                  $    2,852          $    2,795          $    2,666          $    2,546
                                                              ----------          ----------          ----------          ----------
Share Data:
  Average shares outstanding, basic                            5,515,350           5,538,502           5,540,350           5,547,350
  Average shares outstanding, diluted                          5,524,578           5,550,007           5,548,550           5,547,350
  Earnings per share, basic                                   $     0.52          $     0.50          $     0.48          $     0.46
  Earnings per share, diluted                                 $     0.52          $     0.50          $     0.48          $     0.46
                                                              ----------          ----------          ----------          ----------


2000 Quarters                                                     Fourth               Third              Second               First
-------------                                                 ----------          ----------          ----------          ----------
(in thousands, except per share data)
Interest income                                               $   17,207          $   16,943          $   16,592          $   15,812
Interest expense                                                   8,040               7,958               7,768               7,326
                                                              ----------          ----------          ----------          ----------
  Net interest income                                              9,167               8,985               8,824               8,486
Provision for loan losses                                            375                 375                 375                 300
                                                              ----------          ----------          ----------          ----------
  Net interest income after provision
    for loan losses                                                8,792               8,610               8,449               8,186
Other operating income                                             1,943               1,772               2,060               1,459
Operating expenses                                                 6,799               6,549               6,303               5,987
                                                              ----------          ----------          ----------          ----------
  Income before income taxes                                       3,936               3,833               4,206               3,658
Provision for income taxes                                         1,304               1,307               1,510               1,307
                                                              ----------          ----------          ----------          ----------
  Net income                                                  $    2,632          $    2,526          $    2,696          $    2,351
                                                              ----------          ----------          ----------          ----------
Share Data:
  Average shares outstanding, basic                            5,553,720           5,560,350           5,603,086           5,672,269
  Average shares outstanding, diluted                          5,553,720           5,560,350           5,603,086           5,674,306
  Earnings per share, basic                                   $     0.47          $     0.45          $     0.48          $     0.41
  Earnings per share, diluted                                 $     0.47          $     0.45          $     0.48          $     0.41
                                                              ----------          ----------          ----------          ----------

19. PARENT COMPANY FINANCIAL STATEMENTS

The balance sheets of Century Bancorp, Inc. ("Parent Company") as of December 31, 2001 and 2000 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2001 are presented below. The statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and are therefore not presented here.

BALANCE SHEETS


December 31,                                                  2001          2000
--------------                                            --------      --------
(in thousands)
Assets:
  Cash                                                    $ 33,014      $ 32,172
  Investment in subsidiary, at equity                       80,144        67,955
  Other assets                                                 859         1,329
                                                          --------      --------
    Total assets                                          $114,017      $101,456
                                                          --------      --------

Liabilities and Stockholders' Equity:
  Liabilities                                             $    668      $  1,200
  Long term debt                                            28,750        28,750
  Stockholders' equity                                      84,599        71,506
                                                          --------      --------
    Total liabilities and stockholders' equity            $114,017      $101,456
                                                          --------      --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

Year Ended December 31,                                  2001        2000        1999
-----------------------                              --------    --------    --------
(in thousands)
Income:
  Dividends from subsidiary                          $  4,251    $  3,193    $  1,678
  Interest income from deposits in bank                 1,297       1,835       1,714
  Other income                                             73          79          86
                                                     --------    --------    --------
    Total income                                        5,621       5,107       3,478
Interest expense                                        2,460       2,460       2,460
Operating expenses                                        448         283         390
                                                     --------    --------    --------
  Income before income taxes and equity in
    undistributed income of subsidiary                  2,713       2,364         628
Provision for income taxes                               (542)       (293)       (373)
                                                     --------    --------    --------
  Income before equity in undistributed
    income of subsidiary                                3,255       2,657       1,001
Equity in undistributed income of subsidiary            7,604       7,548       8,104
                                                     --------    --------    --------
  Net income                                         $ 10,859    $ 10,205    $  9,105
                                                     --------    --------    --------

STATEMENTS OF CASH FLOWS

Year Ended December 31,                                  2001        2000        1999
                                                     --------    --------    --------
(in thousands)
Cash flows from operating activities:
  Net income                                         $ 10,859    $ 10,205    $  9,105
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Undistributed income of subsidiary               (7,604)     (7,548)     (8,104)
      Depreciation and amortization                       317         230         234
      Decrease (increase) in other assets                 153        (133)         14
      (Decrease) increase in liabilities                 (532)        507         277
                                                     --------    --------    --------
        Net cash provided by
          operating activities                          3,193       3,261       1,526
                                                     --------    --------    --------
Cash flows from financing activities:
  Stock options exercised                                  --         104          71
  Cash dividends paid                                  (1,653)     (1,477)     (1,369)
  Treasury stock repurchases                             (698)     (2,120)     (2,986)
        Net cash (used in) provided by
          financing activities                         (2,351)     (3,493)     (4,284)
                                                     --------    --------    --------
Net increase (decrease) in cash                           842         232      (2,758)
Cash at beginning of year                              32,172      32,404      35,162
                                                     --------    --------    --------
Cash at end of year                                  $ 33,014    $ 32,172    $ 32,404
                                                     --------    --------    --------

INDEPENDENT AUDITORS' REPORT

KPMG LLP
Certified Public Accountants
99 High Street
Boston, Massachusetts 02110

THE BOARD OF DIRECTORS CENTURY BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                     /s/ KPMG LLP

January 9, 2002

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 2001 are as follows:


      NAME                    AGE                                POSITION
George R. Baldwin             58         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Roger S. Berkowitz            49         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Karl E. Case, Ph. D.          55         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Henry L. Foster, D.V.M.       76         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Marshall I. Goldman, Ph. D.   71         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Russell B. Higley, Esquire    62         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan B. Kay               42         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Fraser Lemley                 61         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph P. Mercurio            53         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph J. Senna, Esquire      62         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Barry R. Sloane               46         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan G. Sloane            43         Director and Executive Vice President, Century Bancorp, Inc.;
                                         President and Chief Operating Officer, Century Bank and Trust Company

Marshall M. Sloane            75         Chairman, President and Chief Executive Officer, Century Bancorp, Inc.;
                                         Chairman and Chief Executive Officer, Century Bank and Trust Company

Stephanie Sonnabend           48         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

George F. Swansburg           59         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jon Westling                  59         Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Mr. Baldwin became a director of the Company in 1996. He has been a Director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of Baldwin & Co. He was formerly President and Chief Executive Officer of Arthur J. Gallagher & Co.

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

Dr. Foster has been a director of the Company since its organization in 1972. He was a founding director of Century Bank and Trust Company in 1969. He is founder and Chairman Emeritus of Charles River Laboratories, Inc. Formerly, he was Chairman of the Board of Charles River Laboratories, Inc.

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He is a Professor of Economics at Wellesley College and Associate Director of the Davis Center for Russian Studies at Harvard University.

Mr. Higley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1986. Mr. Higley is an attorney in private practice.

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

Mr. Mercurio became a director of the Company in 1990. He has been a director of Century Bank and Trust Company since 1995. He is an Executive Vice President of Boston University.

Mr. Senna became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney in private practice.

Mr. Barry R. Sloane became a director of the Company in 1997. He was also elected a director of Century Bank and Trust Company in 1997. Mr. Sloane is managing director of Steinberg, Priest & Sloane Capital Management, LLC. Formerly, he was the Regional Head for the Southeastern United States at The CitiBank Private Bank and, prior to that, he was a member of Senior Management, Head of North America at Credit Suisse Private Bank.

Mr. Jonathan G. Sloane became a director of the Company in 1986. He has been a Director of Century Bank and Trust Company since 1992. Mr. Sloane is currently Executive Vice President of Century Bancorp Inc. and President and Chief Operating Officer of Century Bank and Trust Company. From 1992 to 1998 he was Senior Executive Vice President of Century Bank and Trust Company.

Mr. Marshall M. Sloane is the founder of the Company and has been Chairman, President and Chief Executive Officer since its organization in 1972. He founded Century Bank and Trust Company in 1968 and is currently its Chairman and Chief Executive Officer.

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is President of Sonesta International Hotels Corporation.

Mr. Swansburg became a director of the Company in 1986. He has been a director of Century Bank and Trust since 1992. From 1992 to 1998 he was President and Chief Operating Officer of Century Bank and Trust Company. He is now retired from Century Bank and Trust Company.

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

The Audit Committee meets with KPMG LLP, the independent certified public accountants, in connection with the annual audit of the Company's financial statements. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner's staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiary. The Audit Committee met four times during 2001.

AUDIT COMMITTEE REPORT

The Audit Committee of the Company's Board of Directors is responsible for providing independent, objective oversight of the Company's accounting functions and internal controls. The Audit Committee is composed of five directors, each of whom is independent as defined by the National Association of Securities Dealers' current listing standards. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. A copy of this Charter was last published in the 10-K for the period ending December 31, 2000.

Management is responsible for the Company's internal controls and financial reporting process. The independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has also discussed with KPMG LLP, the independent accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Additionally, the Audit Committee has discussed with KPMG LLP the firm's independence. Fees paid to KPMG LLP for audit fees and other fees were $102,000 and $55,425, respectively. The other fees were mainly for tax services performed.

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

           Joseph J. Senna, Chair, George R. Baldwin, Henry L. Foster,
                         Russell B. Higley, Jon Westling

DIRECTOR COMPENSATION

Directors not employed by the Company receive a $6,000 retainer per year, $250 per Century Bancorp, Inc. Board meeting attended, $500 per Century Bank and Trust Company Board and $450 per committee meeting attended.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name of each executive officer of the Company and the principal positions and offices he holds with the Company

Marshall M. Sloane        Chairman, President and Chief Executive Officer;
                          Chairman and Chief Executive Officer, Century Bank
                          and Trust Company. Mr. Sloane is 75 years old.

Jonathan G. Sloane        Director and Executive Vice President; Director,
                          President and Chief Operating Officer, Century Bank
                          and Trust Company. Mr. Sloane is 43 years old.

Paul V. Cusick, Jr.       Vice President and Treasurer; Executive Vice
                          President, Chief Financial Officer and Treasurer,
                          Century Bank and Trust Company. Mr. Cusick is 57
                          years old.

Paul A. Evangelista       Executive Vice President, Century Bank and Trust
                          Company with responsibility for retail, cash
                          management and fee income. Mr. Evangelista is 38
                          years old. He joined the Company in 1999. Formerly,
                          he was Senior Vice President at U.S. Trust.

Kenneth M. Johnson        President, Century Financial Services, Inc. Mr.
                          Johnson is 41 years old.

William J. Sloboda        Executive Vice President, Century Bank and Trust
                          Company with responsibility for operations.
                          Mr. Sloboda is 59 years old.

David B. Woonton          Executive Vice President, Century Bank and Trust
                          Company with responsibility for lending. Mr. Woonton
                          is 46 years old. He joined the Company in 1999.
                          Formerly, he was Regional President of Citizens Bank.

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

CASH INCENTIVE PLANS

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. No bonuses are paid unless actual earnings are of budgeted net income. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 2001, 2000 and 1999 are shown in the Summary Compensation Table.

EXECUTIVE BENEFITS

The Company's executive compensation package includes a special benefits component in addition to base salary and cash and stock incentive plans. These special benefits are viewed as less important than the above. Where such benefits are provided, they are intended to support other business purposes including facilitating business development efforts.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 2001 cash compensation for Mr. Sloane was $911,500, of which $643,500 was base salary.

CONCLUSION

The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

                            COMPARISON OF FIVE-YEAR
                            CUMULATIVE TOTAL RETURN*

                          [FIVE-YEAR PERFORMANCE GRAPH]

Value of $100 Invested on December 31, 1996 at:

                   12/31/97      12/31/98      12/31/99      12/31/00       12/31/01
                   --------      --------      --------      --------       --------
Century              138.00        142.37        128.94        119.40         165.62
Nasdaq Banks         167.41        166.33        159.89        182.38         197.44
Nasdaq U.S.          122.48        172.68        320.89        193.01         153.15

* Assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 1996 and that all dividends were reinvested.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for fiscal years ending December 31, 1999, 2000 and 2001, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                                                              -------------------------------
                                       Annual Compensation            Awards          Payouts
                                    ------------------------  ----------------------  -------
                                                              Restricted  Securities                   All Other
Name                                                             Stock    Underlying   LTIP          Compensation
And                                 Salary   Bonus(1)  Other     Awards    Options/   Payouts             ($)
Principal Position            Year    ($)       ($)     ($)       ($)      SARs (#)     ($)               (2)
-----------------------------------------------------------------------------------------------------------------
Marshall M. Sloane            2001  643,500   295,600    0         0        12,000       0              58,863
Chairman, President and CEO,  2000  585,000   268,000    0         0             0       0              49,955
Century Bancorp, Inc.         1999  520,000   242,200    0         0             0       0              46,102
Chairman and CEO,
Century Bank and
Trust Company
-----------------------------------------------------------------------------------------------------------------
Jonathan G. Sloane            2001  316,000   119,700    0         0         6,000       0               5,762
Executive Vice President      2000  295,000   108,800    0         0             0       0               5,379
Century Bancorp, Inc.         1999  250,000    96,900    0         0             0       0               3,950
President and COO,
Century Bank and
Trust Company
-----------------------------------------------------------------------------------------------------------------
Paul V. Cusick, Jr.           2001  209,000   76,500     0         0         3,000       0               8,466
Executive Vice President      2000  195,000   69,500     0         0             0       0               6,218
Century Bank and Trust        1999  160,000   60,600     0         0             0       0               5,108
Company
-----------------------------------------------------------------------------------------------------------------
Kenneth M. Johnson            2001  222,999        0     0         0             0       0               1,896
President                     2000  251,128        0     0         0             0       0               1,700
Century Financial             1999  240,454        0     0         0             0       0               1,600
Services, Inc.
-----------------------------------------------------------------------------------------------------------------
David B. Woonton              2001  200,000   76,500     0         0         2,000       0               2,851
Executive Vice President      2000  187,200   69,500     0         0             0       0               1,280
Century Bank and              1999  123,914   40,400     0         0             0       0                   0
Trust Company
-----------------------------------------------------------------------------------------------------------------

(1) Bonus amounts are based on performance for the years shown.
(2) Term insurance premiums paid for Supplemental Executive Insurance/Retirement Income Plan and matching contribution for the 401(k) plan.

OPTIONS/SAR GRANTS IN 2001

The following table provides information relating to option grants pursuant to our stock option plans during 2001 to our named executive officers.

                                                                                                  Potential Realizable Value
                                         INDIVIDUAL GRANTS                                        at Assumed Rates of
                                                                                                  Stock Price Appreciation
                                           Percentage of                                          for Option Term
                             Options       Total Options        Exercise       Expiration         --------------------------
Executive Officer            Granted       Granted to           Price          Date                     5%             10%
-----------------            -------       -------------        --------       ----------         --------------------------
Marshall M. Sloane            12,000          8.00%             $16.057        January 16, 2006      $53,235       $117,636
Jonathan G. Sloane             6,000          4.00%              15.063        January 16, 2011       56,838        144,039
Paul V. Cusick, Jr.            3,000          2.00%              15.063        January 16, 2011       28,419         72,020
Kenneth M. Johnson                --            --                   --               --                  --             --
David B. Woonton               2,000          1.33%              15.063        January 16, 2011       18,946         48,013

(1) Options vest and become exercisable 50% per year commencing on the first anniversary of the date of grant. None of the indicated awards were accompanied by stock appreciation rights.
(2) Percentage of options to purchase an aggregate of 150,000 shares of Common Stock to all Officers during 2001.
(3) The exercise price was based on the market price of the Common Stock on the date of grant.
(4) Assumes future stock prices of $20.49 and $25.86 for options granted on January 16, 2001 to Marshall M. Sloane at compounded rates of return of 5% and 10% respectively.
(5) Assumes future stock prices of $24.54 and $39.07 for options granted on January 16, 2001 to all other Officers at compounded rates of return of 5% and 10% respectively.
(6)   There were no exercises of stock options in 2001.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT INCOME PLAN

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Executive Insurance/Retirement Income Plan (the "Supplemental Plan").

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual's salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $3,218,000, $1,500,000, $1,045,000, $1,000,000 for Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick and Woonton.

Premiums paid by the Company in 2001 amounted to $87,800, $63,500, $27,200, $65,000, for policies on the lives of Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton. The policies are on an "insurance bonus" basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy's proceeds. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

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

As of January 1, 2002, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton were 100%, 100%, 85%, and 0%, vested, respectively, under the Supplemental Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2001 (i) by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Class A or Class B Common Stock (ii) by each of the Company's directors and certain officers; and (iii) by all directors and officers of the Company as a group. As of December 31, 2001, there were shares of Class A Common Stock and shares of Class B Common Stock outstanding.


NUMBER OF BENEFICIAL
OWNER & ADDRESS OR NUMBER                  CLASS A             % A         CLASS B               % B
OF PERSONS IN GROUP                        OWNED               OWNED       OWNED                 OWNED
-------------------                        -----               -----       -----                 -----
Charles J. Moore (11)                      251,300             7.44%
The Banc Funds
208 South LaSalle Street
Chicago, IL 60604

Gary G. Campbell  (12)
Kennedy Capital Management, Inc.           225,400             6.67%
10829 Olive Boulevard
St. Louis, MO 63141

Marshall M. Sloane (a)(b)                   17,198(1)          0.51%       1,682,690(2)          78.71%
400 Mystic Ave.
Medford, MA  02155

George R. Baldwin (a)                        2,990             0.09%
Roger S. Berkowitz (a)                       2,250             0.07%
Karl E. Case (a)                             1,481             0.04%
Paul V. Cusick, Jr. (b)                     15,200             0.45%
Paul A. Evangelista(b)                         500             0.01%
Henry L. Foster, D.V.M. (a)                 19,574             0.58%           1,000              0.05%
Marshall I. Goldman (a)                      1,443(3)          0.04%          30,000(4)           1.40%
Russell B. Higley, Esquire (a)               4,750             0.14%
Jonathan B. Kay (a)                          5,709(7)          0.17%          60,000(6)           2.81%
Donald H. Lang (a)                          12,100             0.36%
Fraser Lemley (a)                            8,123(9)          0.24%
Joseph P. Mercurio (a)                       3,603             0.11%
Joseph J. Senna (a)                         46,169(5)          1.37%
Barry R. Sloane (a)                          2,130(10)         0.06%
Jonathan G. Sloane (a)(b)                   17,852(8)          0.53%          60,000              2.81%
William J. Sloboda (b)                      10,009             0.30%             500              0.02%
Stephanie Sonnabend (a)                      1,211             0.04%
George F. Swansburg (a)                     30,040             0.89%
Jon Westling (a)                             1,622             0.05%
David B. Woonton (b)                            --             00.0%

(a)   Denotes director of the Company.
(b)   Denotes officer of the Company.

All directors and officers as a group
(20 in number) (iii)                       203,954             6.04%       1,834,190            85.79%

(1) Includes 2,500 shares owned by Mr. Sloane's spouse and also includes 13,979 shares held in trust for Mr. Sloane's grandchildren.
(2) Includes 1,500 shares owned by Mr. Sloane's spouse, and does not include 120,000 shares owned by Mr. Sloane's children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares.
(3) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.
(4) Does not include 9,000 shares held of record by Mr. Goldman's children; Mr. Goldman disclaims beneficial ownership of such shares.
(5)   Includes 34,800 shares owned by Mr. Senna's spouse.
(6) Entire 60,000 shares are owned by Mr. Kay's spouse who is also Marshall Sloane's daughter.
(7)   Includes 71 shares owned by Mr. Kay's spouse.

(8) Includes 81.86 shares owned by Mr. Sloane's spouse and includes 339 shares owned by Mr. Jonathan Sloane's children.
(9) Includes 500 shares owned by Mr. Lemley's spouse and 610 shares held by son, Noah Lemley.
(10) Includes 30 shares owned by son and 61 shares owned by partner Candace Lapidus.
(11) The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Banc Funds on February 14, 2002.
(12) The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by Kennedy Capital Management, Inc. on February 15, 2002.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company's knowledge, there currently are none) are required by SEC regulation to furnish the Company's with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the Company believes that, during 2001, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Directors and Officers of the Company and Bank and members of their immediate family are at present, as in the past, customers of the Bank have transactions with the Bank in the ordinary course of business. In addition, certain of the Directors are at present, as in the past, also Directors, Officers or Stockholders of Corporations or members of partnerships that are customers of the Bank and have transactions with the Bank in the ordinary course of business. Such transactions with Directors and Officers of the Company and the bank and their families and with such corporations and partnerships were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other features unfavorable to the Bank.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   (1)   Financial Statements.

                  The following financial statements of the company and its subsidiaries are presented in Item 8:

                  Independent Auditors' Report

                  Consolidated Balance Sheets -- December 31, 2001 and 2000

                  Consolidated Statements of Income -- Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows-Years Ended December 31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

            (2)   Financial Statement Schedules

                  All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

            (3)   Exhibits

                  Exhibit number 23.1, the Independent Auditors Consent, is attached.

      (b)   Reports on Form 8K.

            There were no items reported on Form 8K during the last quarter of the period covered by this Form.

      (c)   Exhibits required by Item 601 of Regulation S-K.

            See (a)(3) above for exhibits filed herewith.

      (d)   Financial Statement required by Regulation S-X.

            Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March 2002.

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

/s/ George R. Baldwin                     /s/ Barry R. Sloane
------------------------------------      --------------------------------------
George R. Baldwin, Director               Barry R. Sloane, Director


                                          /s/ Stephanie Sonnabend
------------------------------------      --------------------------------------
Roger S. Berkowitz, Director              Stephanie Sonnabend, Director


/s/ Karl E. Case                          /s/ George F. Swansburg
------------------------------------      --------------------------------------
Karl E. Case, Ph.D., Director             George F. Swansburg, Director


                                          /s/ Jon Westling
------------------------------------      --------------------------------------
Henry L. Foster, D.V.M., Director         Jon Westling, Director


/s/ Marshall I. Goldman                   /s/ Marshall M. Sloane
------------------------------------      --------------------------------------
Marshall I. Goldman, Ph.D., Director      Marshall M. Sloane, Chairman,
                                          President and Chief Executive Officer

/s/ Russell B. Higley
------------------------------------      /s/ Jonathan G. Sloane
Russell B. Higley, Esquire, Director      --------------------------------------
                                          Jonathan G. Sloane, Director and
                                          Executive Vice President
/s/ Jonathan B. Kay
------------------------------------
Jonathan B. Kay, Director                 /s/ Paul V. Cusick, Jr.
                                          --------------------------------------
                                          Paul V. Cusick, Jr., Vice President
/s/ Fraser Lemley                         and Treasurer, Principal
------------------------------------      Financial Officer
Fraser Lemley, Director

                                          /s/ Kenneth A. Samuelian
/s/ Joseph P. Mercurio                    --------------------------------------
------------------------------------      Kenneth A.  Samuelian,
Joseph P. Mercurio, Director              Vice President and Controller,
                                          Century Bank and Trust Company,
                                          Principal Accounting Officer
/s/ Joseph J. Senna
------------------------------------
Joseph J. Senna, Esquire, Director