Form 10-Q
period 2002-03-31
CENTURY BANCORP INC
filed 2002-05-13
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2002                                 .
                                -----------------------------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2002:

        CLASS A COMMON STOCK, $1.00 PAR VALUE           3,391,170 SHARES
        CLASS B COMMON STOCK, $1.00 PAR VALUE           2,124,730 SHARES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: MAY 13, 2002                            CENTURY BANCORP, INC
      ----------------------------            ----------------------------------

/s/ PAUL V. CUSICK JR.                        /s/ KENNETH A. SAMUELIAN
----------------------------------            ----------------------------------
PAUL V. CUSICK, JR.                           KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                  VICE PRESIDENT
(PRINCIPAL FINANCIAL OFFICER)                 CENTURY BANK AND TRUST COMPANY
                                              (CHIEF ACCOUNTING OFFICER)

                                    1 of 12

                              Century Bancorp, Inc.


                                                                        Page
                                    Index                               Number
                                    -----                               ------
PART I        FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets:
              March 31, 2002 and December 31, 2001                         3

              Consolidated Statements of Income:
              Three (3) Months Ended March 31, 2002 and
              2001.                                                        4

              Consolidated Statements of Changes in Stockholders'
              Equity: Three (3) months ended March 31, 2002 and
              2001.                                                        5

              Consolidated Statements of Cash Flows:
              Three (3) months ended March 31, 2002 and 2001.              6

              Notes to Consolidated Financial Statements                   7

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                       8-11

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK                                                 12


PART II.      OTHER INFORMATION

              Item 1 through Item 6                                       12


                                    2 of 12

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets
--------------------------------------------------------------------------------

                            (000's)                              (unaudited)
                                                                  March 31,               Dec. 31,
ASSETS                                                              2002                   2001
----------                                                       ------------           ----------
Cash and due from banks                                          $   46,188             $   71,820
Federal funds sold and interest-bearing deposits in
  other banks                                                            17                106,013
                                                                 ----------             ----------
    Total cash and cash equivalents                                  46,205                177,833
                                                                 ----------             ----------
Securities available-for-sale, amortized cost $552,288
   and $455,575, respectively                                       551,002                460,833
Securities held-to-maturity, market value $129,430 and
   $145,237, respectively                                           127,986                142,608

Loans, net of unearned discount:
  Commercial & industrial                                            49,465                 59,162
  Construction & land development                                    37,315                 39,256
  Commercial real estate                                            250,184                241,419
  Residential real estate                                            92,593                 88,450
  Consumer & other                                                    8,164                  8,469
  Home equity                                                        29,963                 26,016
                                                                 ----------             ----------
    Total loans, net of unearned discount                           467,684                462,772
      Less: allowance for loan losses                                 7,444                  7,112
                                                                 ----------             ----------
        Net loans                                                   460,240                455,660

  Bank premises and equipment, net                                   11,751                 11,882
  Accrued interest receivable                                         8,978                  7,561
  Goodwill, net of amortization                                       2,717                  2,717
  Core Deposit Intangible                                               117                    167
  Other assets                                                       13,783                 11,761
                                                                 ----------             ----------
          Total assets                                           $1,222,779             $1,271,022
                                                                 ==========             ==========
LIABILITIES
-----------
Deposits:
  Demand deposits                                                $  212,186             $  227,319
  Savings and NOW deposits                                          199,893                187,676
  Money market accounts                                             272,865                242,665
  Time deposits                                                     183,902                230,748
                                                                 ----------             ----------
    Total deposits                                                  868,846                888,408

Securities sold under agreements to repurchase                       66,440                 72,840
Federal Home Loan Bank (FHLB) borrowings and other
   borrowed funds                                                   157,674                143,481
Other liabilities                                                    18,157                 52,944
Long term debt                                                       28,750                 28,750
                                                                 ----------             ----------
        Total liabilities                                         1,139,867              1,186,423

STOCKHOLDERS' EQUITY
--------------------
  Class A common stock, $1.00 par value per share;
    authorized 10,000,000 shares; issued 3,774,770 and
    3,761,020, respectively                                           3,775                  3,761
  Class B common stock, $1.00 par value per share;
    authorized 5,000,000 shares; issued 2,172,280 and
    2,185,480, respectively                                           2,173                  2,186
  Additional paid-in capital                                         11,101                 11,093
  Retained earnings                                                  72,680                 70,123
  Treasury stock, Class A, 383,600 and 383,600 shares,
    at cost, respectively                                            (5,941)                (5,941)
  Treasury stock, Class B, 47,550 shares, each period,
    at cost, respectively                                               (41)                   (41)
                                                                 ----------             ----------
                                                                     83,747                 81,181
  Accumulated other comprehensive gain (loss), net of taxes            (835)                 3,418
                                                                 ----------             ----------
        Total stockholders' equity                                   82,912                 84,599
                                                                 ----------             ----------
          Total liabilities and stockholders' equity             $1,222,779             $1,271,022
                                                                 ==========             ==========


See accompanying Notes to Consolidated Financial Statements.             3 of 12

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------

                           (000's except share data)       Three months ended March 31,
                                                               2002            2001
                                                           ----------     -----------
Interest income
  Loans                                                    $   8,587      $     9,712
  Securities held-to-maturity                                  1,959            2,576
  Securities available-for-sale                                6,095            4,428
  Federal funds sold and interest-bearing deposits
    in other banks                                               141              559
                                                           ---------      -----------
      Total interest income                                   16,782           17,275

Interest expense
  Savings and NOW deposits                                       585              901
  Money market accounts                                        1,025              797
  Time deposits                                                1,909            3,650
  Securities sold under agreements to repurchase                 189              657
  FHLB borrowings, other borrowed funds and long
    term debt                                                  2,098            1,772
                                                           ---------      -----------
      Total interest expense                                   5,806            7,777
                                                           ---------      -----------
        Net interest income                                   10,976            9,498

          Provision for loan losses                              300              375
                                                           ---------      -----------
        Net interest income after provision
         for loan losses                                      10,676            9,123

Other operating income
  Service charges on deposit accounts                          1,077              709
  Lockbox fees                                                   887              830
  Brokerage commissions                                          267              340
  Other income                                                   217              202
                                                           ---------      -----------
      Total other operating income                             2,448            2,081
                                                           ---------      -----------
Operating expenses
  Salaries and employee benefits                               5,223            4,482
  Occupancy                                                      571              559
  Equipment                                                      539              441
  Other                                                        2,035            1,700
                                                           ---------      -----------
      Total operating expenses                                 8,368            7,182
                                                           ---------      -----------

        Income before income taxes                             4,756            4,022

 Provision for income taxes                                    1,752            1,476
                                                            --------      -----------

        Net income                                            $3,004           $2,546
                                                            ========      ===========

--------------------------------------------------------------------------------------


Share data:
  Weighted average number of shares outstanding, basic     5,515,350        5,547,350
  Weighted average number of shares outstanding, diluted   5,526,697        5,547,350
  Net income per share, basic                                  $0.54            $0.46
  Net income per share, diluted                                $0.54            $0.46
  Cash dividends declared:
    Class A common stock                                     $0.1000          $0.0900
    Class B common stock                                     $0.5000          $0.0450


See accompanying Notes to Consolidated Financial Statements.

                                                                         4 of 12


Century Bancorp, Inc. - Consolidated Statement of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                          Class A   Class B  Additional           Treasury   Treasury      Other         Total
                                           Common   Common    Paid-In   Retained    Stock      Stock   Comprehensive  Stockholders'
                                           Stock     Stock    Capital   Earnings   Class A    Class B  Income (Loss)    Equity
                                          -------   -------   -------   --------  --------   --------  -------------  -------------
                                                                              (000's)
2001
----
Balance at December 31, 2000               $3,755     $2,192   $11,093   $60,916    ($5,242)     ($41)     ($1,167)     $71,506

Net income                                     --         --        --     2,546         --        --           --        2,546

Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale              --         --        --        --         --        --        2,625        2,625
                                                                                                                        -------
Comprehensive income                                                                                                      5,171

Conversion of Class B common stock to
  Class A common stock, 6,300 shares            6         (6)

Treasury stock repurchases, 10,000 shares      --         --        --        --       (178)       --           --         (178)

Cash dividends, Class A common stock,
    $.09 per share                             --         --        --      (307)        --        --           --         (307)

Cash dividends, Class B common stock,
    $.045 per share                            --         --        --       (96)        --        --           --          (96)
                                           ------     ------   -------   -------    -------      ----       ------      -------
Balance at March 31, 2001                  $3,761     $2,185   $11,093   $63,059    ($5,420)     ($41)      $1,458      $76,096
                                           ======     ======   =======   =======    =======      ====       ======      =======

2002
----
Balance at December 31, 2001               $3,761     $2,186   $11,093   $70,123    ($5,941)     ($41)      $3,418      $84,599

Net income                                     --         --        --     3,004         --        --           --        3,004
Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale              --         --        --        --         --        --       (4,253)      (4,253)
                                                                                                                        -------
Comprehensive income                                                                                                     (1,249)

Conversion of Class B common stock to
    Class A common stock, 13,200 shares        13        (13)       --        --         --        --            --          --

Stock Options Exercised, 550 shares             1         --         8        --         --        --            --           9

Cash dividends, Class A common stock,
    $.10 per share                             --         --        --      (340)        --        --            --        (340)

Cash dividends, Class B common stock,
    $.05 per share                             --         --        --      (107)        --        --            --        (107)
                                           ------     ------   -------   -------    -------      ----         -----     -------
Balance at March 31, 2002                  $3,775     $2,173   $11,101   $72,680    ($5,941)     ($41)        ($835)    $82,912
                                           ======     ======   =======   =======    =======      ====         =====     =======


See accompanying Notes to Consolidated Financial Statements.

                                                                         5 of 12



Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)       2002             2001
--------------------------------------------------------------------------------------------------------
                                                                              For the three months ended
                                                                                        March 31,
                                                                                        (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  3,004          $ 2,546
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                    300              375
      Deferred income taxes                                                       (234)            (232)
      Net depreciation and amortization                                            481              459
      (Increase) decrease in accrued interest receivable                        (1,417)             515
      Increase in other assets                                                  (2,168)            (347)
      Proceeds from sales of loans                                                   6               26
      Gain on sale of securities                                                    --              (27)
      Increase in other liabilities                                              1,713              210
                                                                              --------          -------
        Net cash provided by operating activities                                1,685            3,525
                                                                              --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                     54,014           31,518
  Purchase of securities available-for-sale                                   (150,693)         (65,920)
  Proceeds from maturities of securities held-to-maturity                       22,582           21,445
  Purchase of securities held-to-maturity                                       (7,970)         (10,453)
  (Decrease) increase in payable for investments purchased                     (33,976)           2,000
  Net increase in loans                                                         (4,768)          (3,671)
  Capital expenditures                                                            (295)            (645)
                                                                              --------          -------
    Net cash used in investing activities                                     (121,106)         (25,726)
                                                                              --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                (46,846)         (43,500)
  Net increase (decrease) in demand, savings, money market and NOW deposits     27,284           (9,692)
  Net proceeds from the issuance of common stock                                     9               --
  Treasury stock repurchases                                                        --             (178)
  Cash dividends                                                                  (447)            (403)
  Net decrease in securities sold under agreements to repurchase                (6,400)          (3,749)
  Net increase (decrease) in FHLB borrowings and other borrowed funds           14,193           (6,132)
                                                                              --------          -------
    Net cash used in financing activities                                      (12,207)         (63,654)
                                                                              --------          -------
Net decrease in cash and cash equivalents                                     (131,628)         (85,855)
  Cash and cash equivalents at beginning of year                               177,833          175,802
                                                                              --------          -------
  Cash and cash equivalents at end of period                                  $ 46,205          $89,947
                                                                              ========          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                    $5,375           $8,587
    Income taxes                                                                   175             (992)
  Change in unrealized losses on securities available-for-sale, net
    of taxes                                                                   ($4,253)          $2,625



See accompanying Notes to Consolidated Financial Statements.

                                                                         6 of 12

                              Century Bancorp, Inc.
                   Notes to Consolidated Financial Statements

BASIS OF PRESENTATION      In the opinion of management, the accompanying
                           unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of Century Bancorp, Inc. (the
                           "Company") and its wholly owned subsidiary, Century
                           Bank and Trust Company (the "Bank"). The results of operations for the interim period ended March 31, 2002, are not necessarily indicative of results for the entire year. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2001.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Company provides a full range of banking services to consumer, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC"), and the Massachusetts Division of Banks.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW                   For the quarter ended and year-to-date ended March
                           31, 2002.

                           Earnings for the first quarter ended March 31, 2002 were $3.0 million, an increase of 18.0% when compared with the first quarter 2001 earnings of $2.5 million. Diluted earnings per share for the first quarter 2002 were $0.54 versus $0.46 for the first quarter of 2001. The increase was mainly attributable to average balance sheet growth.

                           Total assets were $1.22 billion at March 31, 2002 compared to $1.27 billion at December 31, 2001. The reduction was mainly attributable to seasonal municipal deposit levels.

                           During the third quarter of 2001, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9% of Century Bancorp Class A Common Stock. Through the end of the first quarter of 2002 the Company has repurchased 25,000 shares under the current plan. The program expires on July 15, 2002.
FINANCIAL CONDITION

LOANS On March 31, 2002 total loans outstanding, net of unearned discount, were $467.7 million, an increase of 1.1% from the total on December 31, 2001. At March 31, 2002 commercial real estate loans accounted for 53.5% and residential real estate loans, including home equity credit lines, accounted for 26.2% of total loans. Construction loans decreased to $37.3 million at March 31, 2002 from $39.3 million on December 31, 2001.

                           The increase in loans was partly attributable to residential real estate loans, including home equity credit lines. Also, originations of corporate loans reflect the Company's interest for this type of loan.

ALLOWANCE FOR LOAN LOSSES

                           The allowance for loan losses was 1.59% of total loans on March 31, 2002 compared with 1.54% on December 31, 2001. Net recoveries for the three-month period ended March 31, 2002 were $32 thousand compared with net recoveries of $87 thousand for the same period in 2001.

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

NONPERFORMING LOANS


                                                           March 31, 2002        December 31, 2001
                                                           --------------        -----------------
                                                                   (Dollars in Thousands)

                           Nonaccruing loans                    $701                   $423
                           Loans past due 90 days
                             or more                            $  8                   $  9

                           Nonaccuring loans as a
                            Percentage of total loans            .15%                   .09%

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


                                                                     March 31, 2002     December 31, 2001
                                                                     --------------     -----------------
                                                                      (Dollars in Thousands)

                           Securities Available-for-Sale
                           -----------------------------
                           U.S. Government and
                            Agencies                                   $502,915             $411,004
                           Other Bonds and Equity Securities             19,034               19,668
                           Mortgage-backed Securities                    29,053               30,161
                                                                       --------             --------

                           Total Securities Available-for-Sale         $551,002             $460,833
                                                                       ========             ========

                           Securities Held-to-Maturity
                           ---------------------------
                           U.S. Government and
                            Agencies                                   $ 79,360             $ 85,386
                           Other Bonds and Equity Securities                 25                   25
                           Mortgage-backed Securities                    48,601               57,197
                                                                       --------             --------

                           Total Securities Held-to-Maturity           $127,986             $142,608
                                                                       ========             ========

                           Management's Discussion and Analysis of Financial Condition and Results of Operation
                           (con't.)

SECURITIES AVAILABLE-FOR-SALE

                           The securities available-for-sale portfolio totaled $551.0 million at March 31, 2002, an increase of 19.6% from December 31, 2001. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 3.5 years.

SECURITIES HELD-TO-MATURITY

                           The securities held-to-maturity portfolio totaled $128.0 million on March 31, 2002, a decrease of 10.3% from the total on December 31, 2001. The portfolio is concentrated in United States Treasury and Agency securities, including Mortgage Backed Securities and has an estimated weighted average maturity of 3.0 years.

DEPOSITS AND BORROWED FUNDS

                           On March 31, 2002 deposits totaled $868.8 million, representing a 2.2% decrease in total deposits from December 31, 2001. Total deposits decreased primarily as a result of seasonal municipal deposit levels. Borrowed funds totaled $224.1 million compared to $216.3 million at December 31, 2001.

RESULTS OF OPERATIONS

NET INTEREST INCOME

                           For the three-month period ended March 31, 2002 net interest income totaled $11.0 million, an increase of 15.6% from the comparable period in 2001. The increase in net interest income, for the three period was primarily attributed to an increase in the average balances of earning assets combined with a similar increase in deposits and borrowed funds. A more favorable mix of deposits also contributed to the increase in net interest income. The net yield on average earning assets on a fully taxable equivalent basis decreased to 3.96% in the first three months of 2002 from 4.08% during the same period in 2001.

                           SELECTED COMPONENTS OF CHANGES IN VOLUME AND RATE


                           (Year-to-date averages in thousands)        Change in        Change in
                                                                         Volume           Rate
                                                                       ---------        ---------
                           Earning Assets:
                                    Securities                         $ 163,946          (.96)%
                                    Total Loans                           17,637         (1.34)%

                           Deposits, Borrowed Funds
                           and Long-Term Debt:
                                    Demand Deposits                      $18,948            --
                                    Total Interest Bearing Deposits      109,117         (1.85)%
                                    Borrowed Funds and
                                    Long-Term Debt                        46,543         (1.34)%

                           Management's Discussion and Analysis of Financial Condition and Results of Operation
                           (con't.)

PROVISION FOR LOAN LOSSES

                           For the three-month period ended March 31, 2002 the loan loss provision totaled $300 thousand compared to $375 thousand for the same period last year. Loan loss provision decreased because of the relative adequacy in the loan loss reserve. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.54% at December 31, 2001 to 1.59% at March 31, 2002.

NON-INTEREST INCOME AND EXPENSE

                           Other operating income for the three-month period ended March 31, 2002 was $2.4 million compared to $2.1 million for the first quarter of 2001. The increase was mainly attributable to an increase of $368 thousand in service charges on deposit accounts. This increase was partially offset by a decrease of $73 thousand from brokerage commissions. During the three-month period ended March 31, 2002, operating expenses increased by $1,186 thousand to $8.4 million or 16.5% from the same period last year. Most of the increase was in compensation expense associated with increased staff levels as well as merit increases in salaries and employee benefits with the remainder in equipment and all other expenses.

INCOME TAXES

                           For three-month period ended March 31, 2002, the Company's income taxes totaled $1.8 million on pretax income of $4.8 million for an effective tax rate of 36.8%. For last year's corresponding three-month period ended, the Company's income taxes totaled $1.5 million on pretax income of $4.0 million for an effective rate of 36.7%.

ITEM 3                     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           MARKET RISK

                           The response is incorporated herein by reference from the discussion under the sub caption "Market Risk and Asset Liability Management" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on page 12 of the Annual Report which is incorporated herein by reference.

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