Form 10-Q
period 2002-06-30
CENTURY BANCORP INC
filed 2002-08-14
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2002
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              -------------------------------------------------

Commission file number              0-15752
                      ---------------------------------------------------------

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

                                             X    Yes                No
                                           -----             ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2002:

          CLASS A COMMON STOCK, $1.00 PAR VALUE         3,396,870 SHARES
          CLASS B COMMON STOCK, $1.00 PAR VALUE         2,120,530 SHARES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: AUGUST 12, 2002                             CENTURY BANCORP, INC

/S/ PAUL V. CUSICK JR.                            /S/ KENNETH A. SAMUELIAN
-----------------------------                     ---------------------------
PAUL V. CUSICK, JR.                               KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                      VICE PRESIDENT
(PRINCIPAL FINANCIAL OFFICER)                     CENTURY BANK AND TRUST COMPANY
                                                  (CHIEF ACCOUNTING OFFICER)


                                    1 of 15

                              Century Bancorp, Inc.

                                                                        PAGE
                          INDEX                                        NUMBER

PART I     FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets:
           June 30, 2002 and December 31, 2001                             3

           Consolidated Statements of Income:
           Three (3) and Six (6) months ended June 30, 2002 and
           2001.                                                           4

           Consolidated Statements of Changes in Stockholders'
           Equity:  Six (6) months ended June 30, 2002 and
           2001.                                                           5

           Consolidated Statements of Cash Flows:
           Six (6) months ended June 30, 2002 and 2001.                    6

           Notes to Consolidated Financial Statements                   7-10

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                         10-14

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK                                                    15

PART II.   OTHER INFORMATION

           Item 1 through Item 6                                          15


                                    2 of 15

PART I -- Item 1


Century Bancorp, Inc. -- Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------
                                (000's)                                    June 30,
                                                                             2002            Dec. 31,
ASSETS                                                                    (unaudited)          2001
------                                                                    -----------       -----------
Cash and due from banks                                                   $    49,124       $    71,820
Federal funds sold and interest-bearing deposits in other banks                45,520           106,013
                                                                          -----------       -----------
    Total cash and cash equivalents                                            94,644           177,833
                                                                          -----------       -----------
Securities available-for-sale, amortized cost $563,396  and
  $455,575, respectively                                                      572,508           460,833
Securities held-to-maturity, market value $131,317 and
  $145,237, respectively                                                      128,390           142,608

Loans, net:
  Commercial & industrial                                                      50,455            59,162
  Construction & land development                                              42,433            39,256
  Commercial real estate                                                      269,267           241,419
  Residential real estate                                                      94,650            88,450
  Consumer & other                                                              8,307             8,469
  Home equity                                                                  32,473            26,016
                                                                          -----------       -----------
    Total loans, net                                                          497,585           462,772
      Less: allowance for loan losses                                           7,720             7,112
                                                                          -----------       -----------
        Net loans                                                             489,865           455,660

  Bank premises and equipment                                                  12,016            11,882
  Accrued interest receivable                                                   9,456             7,561
  Goodwill                                                                      2,717             2,717
  Core Deposit Intangible                                                          67               167
  Other assets                                                                 13,130            11,761
                                                                          -----------       -----------
          Total assets                                                    $ 1,322,793       $ 1,271,022
                                                                          ===========       ===========
LIABILITIES
-----------
Deposits:
  Demand deposits                                                         $   222,774       $   227,319
  Savings and NOW deposits                                                    208,373           187,676
  Money market accounts                                                       305,152           242,665
  Time deposits                                                               216,933           230,748
                                                                          -----------       -----------
    Total deposits                                                            953,232           888,408

Securities sold under agreements to repurchase                                 56,890            72,840
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds             170,413           143,481
Other liabilities                                                              20,625            52,944
Long term debt                                                                 28,750            28,750
                                                                          -----------       -----------
        Total liabilities                                                   1,229,910         1,186,423
Commitments and contingencies

STOCKHOLDERS' EQUITY
--------------------
  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,780,470 shares and 3,761,020 shares,
    respectively                                                                3,780             3,761
  Class B common stock, $1.00 par value per share;
    authorized 5,000,000 shares; issued 2,168,080 shares and
    2,185,480 shares, respectively  2,168                                       2,185
  Additional paid-in capital                                                   11,122            11,093
  Retained earnings                                                            75,873            70,124
  Treasury stock, Class A, 383,600 shares, each period, at cost                (5,941)           (5,941)
  Treasury stock, Class B, 47,550 shares, each period, at cost                    (41)              (41)
                                                                          -----------       -----------
                                                                               86,961            81,181
  Accumulated other comprehensive gain, net of taxes                            5,922             3,418
                                                                          -----------       -----------
        Total stockholders' equity                                             92,883            84,599
                                                                          -----------       -----------
          Total liabilities and stockholders' equity                      $ 1,322,793       $ 1,271,022
                                                                          ===========       ===========

See accompanying Notes to Consolidated Financial Statements.


                                    3 of 15

Century Bancorp, Inc. -- Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------------------------------------------------
                           (000's except share data)           Three months ended June 30,       Six months ended June 30,
                                                                  2002            2001            2002            2001
                                                               -----------      ----------      ----------      ----------
Interest income
  Loans                                                         $    8,929      $    9,312      $   17,516      $   19,024
  Securities held-to-maturity                                        1,825           2,390           3,784           4,966
  Securities available-for-sale                                      6,894           4,558          12,989           8,986
  Federal funds sold and interest-bearing deposits
    in other banks                                                     138             868             279           1,427
                                                                ----------      ----------      ----------      ----------
      Total interest income                                         17,786          17,128          34,568          34,403

Interest expense
  Savings and NOW deposits                                             651             972           1,236           1,873
  Money market accounts                                              1,170             866           2,195           1,663
  Time deposits                                                      1,778           3,201           3,687           6,851
  Securities sold under agreements to repurchase                       184             697             373           1,077
  FHLB borrowings, other borrowed funds and long term debt           2,304           1,617           4,402           3,666
                                                                ----------      ----------      ----------      ----------
      Total interest expense                                         6,087           7,353          11,893          15,130
                                                                ----------      ----------      ----------      ----------
        Net interest income                                         11,699           9,775          22,675          19,273

          Provision for loan losses                                    300             375             600             750
                                                                ----------      ----------      ----------      ----------
        Net interest income after provision
         for loan losses                                            11,399           9,400          22,075          18,523

Other operating income
  Service charges on deposit accounts                                1,113             773           2,190           1,482
  Lockbox fees                                                         972             974           1,859           1,804
  Brokerage commissions                                                320             337             587             677
  Other income                                                         574             175             791             377
                                                                ----------      ----------      ----------      ----------
      Total other operating income                                   2,979           2,259           5,427           4,340
                                                                ----------      ----------      ----------      ----------

Operating expenses
  Salaries and employee benefits                                     5,396           4,638          10,619           9,120
  Occupancy                                                            528             520           1,099           1,079
  Equipment                                                            538             463           1,077             904
  Other                                                              2,182           1,820           4,217           3,520
                                                                ----------      ----------      ----------      ----------
      Total operating expenses                                       8,644           7,441          17,012          14,623
                                                                ----------      ----------      ----------      ----------

        Income before income taxes                                   5,734           4,218          10,490           8,240

Provision for income taxes                                           2,098           1,552           3,850           3,028
                                                                ----------      ----------      ----------      ----------

        Net income                                              $    3,636      $    2,666      $    6,640      $    5,212
                                                                ==========      ==========      ==========      ==========
--------------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding, basic           5,515,982       5,540,350       5,515,767       5,543,831
  Weighted average number of shares outstanding, diluted         5,536,224       5,548,550       5,530,548       5,547,047
  Net income per share, basic                                   $     0.66      $     0.48      $     1.20      $     0.94
  Net income per share, diluted                                 $     0.66      $     0.48      $     1.20      $     0.94
  Cash dividends declared:
    Class A common stock                                        $   0.1000      $   0.0900      $   0.2000      $   0.1800
    Class B common stock                                        $   0.0500      $   0.0450      $   0.1000      $   0.0900


See accompanying Notes to Consolidated Financial Statements.


                                    4 of 15

Century Bancorp, Inc. -- Consolidated Statement of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                          Class A    Class B  Additional  Treasury  Treasury   Other      Total
                                          Common     Common    Paid-In    Retained   Stock     Stock   Comprehensive  Stockholders'
                                           Stock      Stock    Capital    Earnings  Class A   Class B  Income (Loss)    Equity
                                         ---------   -------  ----------  --------  --------  -------  -------------  -------------
                                                                                        (000's)
2001
----
Balance at December 31, 2000                $3,755     $2,192   $11,093    $60,916   ($5,242)     ($41)       ($1,167)    $71,506

Net income                                      --         --        --      5,212        --        --             --       5,212

Other comprehensive income, net of tax:
  Change in unrealized gain on
    securities available-for-sale               --         --        --         --        --        --          1,951       1,951
                                                                                                                          -------
Comprehensive income                                                                                                        7,163

Conversion of Class B common stock to
  Class A common stock, 6,300 shares             6         (6)       --         --        --        --             --          --

Treasury stock repurchases, 10,000 shares       --         --        --         --      (178)       --             --        (178)

Cash dividends, Class A common stock,
    $.18 per share                              --         --        --       (613)       --        --             --        (613)

Cash dividends, Class B common stock,
    $.09 per share                              --         --        --       (192)       --        --             --        (192)
                                         ---------     ------   -------    -------   -------      ----         ------     -------
Balance at June 30, 2001                    $3,761     $2,185   $11,093    $65,323   ($5,420)     ($41)          $784     $77,686
                                         =========================================================================================

2002
----
Balance at December 31, 2001                $3,761     $2,185   $11,093    $70,124   ($5,941)     ($41)        $3,418     $84,599

Net income                                      --         --        --      6,640        --        --             --       6,640

Other comprehensive income, net of tax:
  Change in unrealized gain on
    securities available-for-sale               --         --        --         --        --        --          2,504       2,504
                                                                                                                         --------
Comprehensive income                                                                                                        9,144

Conversion of Class B common stock to
    Class A common stock, 17,400 shares         17        (17)       --         --        --        --             --          --

Stock Options Exercised, 2,050 shares            2         --        29         --        --        --             --          31

Cash dividends, Class A common stock,
    $.20 per share                              --         --        --       (679)       --        --             --        (679)

Cash dividends, Class B common stock,
    $.10 per share                              --         --        --       (212)       --        --             --        (212)
                                         ---------     ------   -------    -------   -------      ----         ------     -------
Balance at June 30, 2002                    $3,780     $2,168   $11,122    $75,873   ($5,941)     ($41)        $5,922     $92,883
                                         =========================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                    5 of 15

Century Bancorp, Inc. -- Consolidated Statements of Cash Flows (unaudited)
 ----------------------------------------------------------------------------------------------------
                                                                            For the six months ended
                                                                                    June 30,
                                                                           --------------------------
                                                                              2002            2001
                                                                           ---------       ----------
                                                                                    (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   6,640       $   5,212
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                  600             750
      Deferred income taxes                                                     (803)           (384)
      Net depreciation and amortization                                          947           1,140
      (Increase) decrease in accrued interest receivable                      (1,895)            182
      Increase in other assets                                                (1,660)         (3,175)
      Proceeds from sales of loans                                                73              40
      Gain on sales of loans                                                      (1)             (1)
      Gain on sales of securities                                                 --             (27)
      Gain on sale of building                                                  (359)             --
      Increase (decrease) in other liabilities                                   619            (777)
                                                                           ---------       ---------
        Net cash provided by operating activities                              4,161           2,960
                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                  114,314         100,244
  Purchase of securities available-for-sale                                 (222,088)       (186,229)
  Proceeds from maturities of securities held-to-maturity                     32,170          54,483
  Purchase of securities held-to-maturity                                    (17,969)        (29,953)
  (Decrease) increase in payable for investments purchased                   (33,976)         13,993
  Net increase in loans                                                      (34,641)         (1,607)
  Proceeds from sale of building                                               1,020              --
  Capital expenditures                                                        (1,126)         (1,348)
                                                                           ---------       ---------
    Net cash used in investing activities                                   (162,296)        (50,417)
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                              (13,815)        (66,840)
  Net increase in demand, savings, money market and NOW deposits              78,639          26,054
  Net proceeds from the exercise of stock options                                 31              --
  Treasury stock repurchases                                                      --            (178)
  Cash dividends                                                                (891)           (805)
  Net decrease in securities sold under agreements to repurchase             (15,950)         (6,040)
  Net increase (decrease) in FHLB borrowings and other borrowed funds         26,932          (4,823)
                                                                           ---------       ---------
    Net cash provided by (used in) financing activities                       74,946         (52,632)
                                                                           ---------       ---------
Net decrease in cash and cash equivalents                                    (83,189)       (100,089)
  Cash and cash equivalents at beginning of year                             177,833         175,802
                                                                           ---------       ---------
  Cash and cash equivalents at end of period                               $  94,644       $  75,713
                                                                           =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                               $  11,963       $  16,820
    Income taxes                                                               4,412           2,572
  Change in unrealized losses on securities available-for-sale,
    net of taxes                                                           $   2,504       $   1,951



See accompanying Notes to Consolidated Financial Statements.


                                    6 of 15

                              Century Bancorp, Inc.
                   Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC") and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment under FASB 131.

          In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly owned subsidiary, the Bank. The results of operations for the interim period ended June 30, 2002, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2001.

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

          Material estimates that are susceptible to change in the near-term relate to the allowance for losses on loans. Management believes that the allowance for losses on loans is adequate based on independent appraisals and review of other factors associated with the assets. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company's allowance for losses on loans. Such


                                    7 of 15
          agencies may require the Company to recognize additions to the allowance for loans based on their judgements about information available to them at the time of their examination.

          INVESTMENT SECURITIES

          Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder's equity. The Company has no securities held for trading.

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

          LOANS

          Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued are designated non-accrual loans. When a loan is placed on non-accrual, all income which has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan fees is discontinued. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal income. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan depending on management's evaluation as to the collectibility of principal.

          Loans held for sale are carried at the lower of aggregate amortized cost or market value. When loans are sold with servicing rights retained the Company allocates the carrying amount of the loans between the underlying asset sold and the servicing rights retained on the basis of the relative fair values of the assets sold and rights retained. The value of the servicing rights retained is amortized against mortgage banking income based on the estimated servicing period. When actual prepayments exceed the estimated prepayments, the balance of the mortgage servicing rights is reduced. Periodically the mortgage servicing rights are assessed for impairment based on the fair value of such rights using market prices.

          Loan origination fees and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

          The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected


                                    8 of 15
          future cash flows discounted at the loan's effective interest rate. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure have been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

          ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is based on management's evaluation of the quality of the loan portfolio and is used to provide for losses resulting from loans which ultimately prove uncollectible. In determining the level of allowance, periodic evaluations are made of the loan portfolio which take into account such factors as the character of loans, loan status, financial posture of the borrowers, value of collateral securing the loans and other relevant information sufficient to reach an informed judgment. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries.

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

          The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances as well as management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.

          While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Loans are charged-off in whole or in part when, in management's opinion, collectibility is not probable.


                                    9 of 15

          Management believes that allowance for loan losses is adequate. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

          BANK PREMISES AND EQUIPMENT

          Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the term of leases, if shorter. It is general practice to charge the cost of maintenance and repairs to operations when incurred; major expenditures for improvements are capitalized and depreciated.

          INCOME TAXES

          The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW  For the quarter ended and year-to-date ended June 30, 2002.

          Earnings for the second quarter ended June 30, 2002 were $3.6 million, an increase of 36.4% when compared with the second quarter 2001 earnings of $2.7 million. Diluted earnings per share for the second quarter 2002 were $0.66 versus $0.48 for the second quarter of 2001. The increase was mainly attributable to average balance sheet growth as well as a pretax realized gain of $359,000 associated with the sale of bank premises.

          Earnings for the six months ended June 30, 2002 were $6.6 million, an increase of 27.4% when compared with the same period last year earnings of $5.2 million. Diluted earnings per share for the first six months were $1.20 versus $0.94 for the first six months of 2001. The increase was mainly attributable to average balance sheet growth, as well as a pretax realized gain of $359,000 associated with the sale of bank premises.

FINANCIAL CONDITION

LOANS On June 30, 2002 total loans outstanding, net of unearned discount, were $497.6 million, an increase of 7.5% from the total on December 31, 2001. At June 30, 2002 commercial real estate loans accounted for 54.1% and residential real estate loans, including home equity credit lines, accounted for 25.5% of total loans. Construction loans increased to $42.4 million at June 30, 2002 from $39.3 million on December 31, 2001.


                                    10 of 15

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

          The increase in loans was partly attributable to commercial real estate loans and residential real estate loans, including home equity credit lines. Also, originations of corporate loans reflect the Company's interest for this type of loan.

ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses was 1.55% of total loans on June 30, 2002 compared with 1.54% on December 31, 2001. Net recoveries for the six-month period ended June 30, 2002 were $8 thousand compared with net recoveries of $193 thousand for the same period in 2001. The allowance has been added to due to loan growth.

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

NONPERFORMING LOANS

                                            JUNE 30,      DECEMBER 31,
U                                             2002            2001
                                            --------      ------------
                                               (Dollars in Thousands)

          Nonaccruing loans                   $674            $423
          Loans past due 90 days
            or more                           $324            $  9

          Nonaccuring loans as a
          Percentage of total loans            .14%            .09%

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

                                                   JUNE 30,    DECEMBER 31,
                                                     2002          2001
                                                   --------    ------------
                                                    (Dollars in Thousands)

          SECURITIES AVAILABLE-FOR-SALE
          U.S. Government and
             Agencies                              $518,527      $411,004
          Other Bonds and Equity Securities          18,967        19,668
          Mortgage-backed Securities                 35,014        30,161
                                                   --------      --------

          Total Securities Available-for-Sale      $572,508      $460,833
                                                   ========      ========


          SECURITIES HELD-TO-MATURITY


                                    11 of 15

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


          U.S. Government and
            Agencies                             $ 85,362      $ 85,386
          Other Bonds and Equity Securities            25            25
          Mortgage-backed Securities               43,003        57,197
                                                 --------      --------

          Total Securities Held-to-Maturity      $128,390      $142,608
                                                 ========      ========

SECURITIES AVAILABLE-FOR-SALE

          The securities available-for-sale portfolio totaled $572.5 million at June 30, 2002, an increase of 24.2% from December 31, 2001. The portfolio increased mainly because of increases in deposits and borrowed funds. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 3.2 years.

SECURITIES HELD-TO-MATURITY

          The securities held-to-maturity portfolio totaled $128.4 million on June 30, 2002, a decrease of 10.0% from the total on December 31, 2001. The portfolio is concentrated in United States Treasury and Agency securities, including Mortgage Backed Securities and has an estimated weighted average maturity of 3.3 years.

DEPOSITS AND BORROWED FUNDS

          On June 30, 2002 deposits totaled $953.2 million, representing a 7.3% increase in total deposits from December 31, 2001. Total deposits increased primarily as a result of increases in savings and money market accounts. Borrowed funds totaled $227.3 million compared to $216.3 million at December 31, 2001.

RESULTS OF OPERATIONS

NET INTEREST INCOME

          For the three-month period ended June 30, 2002 net interest income totaled $11.7 million, an increase of 19.7% from the comparable period in 2001. For the six-month period ended June 30, 2002 net interest income totaled $22.7 million, an increase of 17.7% from the comparable period in 2001. The increase in net interest income, for the three and six month periods, was primarily attributable to an increase in the average balances of earning assets combined with a similar increase in deposits and borrowed funds offset by a slight decrease in the net interest margin. A more favorable mix of deposits also contributed to the increase in net interest income. The net yield on average earning assets on a fully taxable equivalent basis decreased to 3.93% in the first six months of 2002 from 4.03% during the same period in 2001.


                                    12 of 15

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

          SELECTED COMPONENTS OF CHANGES IN VOLUME AND RATE
          (Year-to-date averages in thousands)        CHANGE IN     CHANGE IN
                                                        VOLUME         RATE
                                                       --------     ---------
          Earning Assets:
                   Securities                          $194,825       (.95)%
                   Total Loans                           30,299      (1.21)%

          Deposits, Borrowed Funds
          and Long-Term Debt:
                   Demand Deposits                     $ 18,475         --
                   Total Interest Bearing Deposits      124,983      (1.64)%
                   Borrowed Funds and
                   Long-Term Debt                        53,335      (1.11)%

PROVISION FOR LOAN LOSSES

          For the three-month period ended June 30, 2002 the loan loss provision totaled $300 thousand compared to $375 thousand for the same period last year. For the six-month period ended June 30, 2002 the loan loss provision totaled $600 thousand compared to $750 thousand for the same period last year. Loan loss provision decreased because management's determination of the relative adequacy in the loan loss reserve. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.54% at December 31, 2001 to 1.55% at June 30, 2002.

NON-INTEREST INCOME AND EXPENSE

          Other operating income for the quarter ended June 30, 2002 was $3.0 million compared to $2.3 million for the second quarter of 2001. The increase was mainly attributable to an increase of a pretax gain of $359 thousand associated with the sale of bank premises as well as a $340 thousand increase in service charges on deposit accounts. For the six-month period ending June 30, 2002 other operating income totaled $5.4 million compared to $4.3 million for the same period in 2001. The increase was mainly attributable to a $708 thousand increase in service charges on deposit accounts as well as a pretax gain of $359 thousand associated with the sale of bank premises. Service charges on deposit accounts increased mainly because of an increase in deposits. This increase was partially offset by a decrease of $90 thousand from brokerage commissions, which decreased because of market conditions. During the six-month period ended June 30, 2002, operating expenses increased by $1.2 million to $8.6 million or 16.2% from the same period last year. Most of the increase was in compensation expense associated with increased staff levels as well as merit increases in salaries and employee benefits with the remainder in equipment and all other expenses. For the six-month period ended June 30, 2002 operating expenses totaled $17.0 million compared to $14.6 million for the same period in 2001. Most of the increase was in staff levels as well as merit increases in salaries and employee benefits with the remainder in all other expenses.

INCOME TAXES

          For the second quarter of 2002, the Company's income taxes totaled $2.1 million on pretax income of $5.7 million for an effective tax rate of 36.6%. For last year's corresponding quarter, the Company's income taxes totaled $1.6 million


                                    13 of 15

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

          on pretax income of $4.2 million for an effective tax rate of 36.8%. For the six month period ended June 30, 2002 the Company's income taxes totaled $3.9 million on pretax income of $10.5 million for an effective tax rate of 36.7%. For last year's corresponding period, the Company's income taxes totaled $3.0 million on pretax income of $8.2 million for an effective rate of 36.7%.

          The Company has received from the Commonwealth of Massachusetts Department of Revenue (DOR) notice that dividend distributions by the Bank's subsidiary real estate investment trust (REIT) are fully taxable in Massachusetts and therefore not subject to the dividends received deduction (DRD). The Notice of Intent to Assess additional state excise taxes totaled $1.3 million plus interest for the two years ended December 31, 1999 and 2000. As of the date of this notice interest amounted to $280 thousand. The Company has received additional state tax benefits of approximately $2.2 million for the eighteen months ended June 30, 2002. The Company intends to defend its position.

FORWARD-LOOKING STATEMENTS

          Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company's loan portfolio was comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


                                    14 of 15

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The response is incorporated herein by reference from the discussion under the sub caption "Market Risk and Asset Liability Management" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on page 12 of the Annual Report which is incorporated herein by reference.

PART II -- OTHER INFORMATION

Item 1 Legal proceedings -- The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operation.

Item 2    Change in securities -- Not applicable

Item 3    Defaults upon senior securities -- Not applicable

Item 4    Submission of matters to a vote -- Not applicable

Item 5    Other information --

          Certification Under Sarbanes-Oxley Act

          Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by section 906 of the Sarbanes-Oxley Act of 2002.

Item 6    Exhibits and reports on form 8-K -- Not applicable


                                    15 of 15