Form 10-Q
period 2002-09-30
CENTURY BANCORP INC
filed 2002-11-14
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               -------------------------------------------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              --------------------------------------------------
..

Commission file number  0-15752
                      ----------------------------------------------------------

                             CENTURY BANCORP, INC.
             (Exact name of registrant as specified in its charter)


COMMONWEALTH OF MASSACHUSETTS                                    04-2498617
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


400 MYSTIC AVENUE, MEDFORD, MA                                      02155
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2002:

     CLASS A COMMON STOCK, $1.00 PAR VALUE                3,396,870 SHARES
     CLASS B COMMON STOCK, $1.00 PAR VALUE                2,120,530 SHARES


                                     1 of 20

                              Century Bancorp, Inc.


                                                                       Page
                   Index                                               Number
                   -----                                               ------

PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
          September 30, 2002 and December 31, 2001                       3

          Consolidated Statements of Income:
          Three (3) and Nine (9) months ended September 30, 2002 and
          2001.                                                          4

          Consolidated Statements of Changes in Stockholders'
          Equity:  Nine (9) months ended September 30, 2002 and
          2001.                                                          5

          Consolidated Statements of Cash Flows:
          Nine (9) months ended September 30, 2002 and 2001.             6

          Notes to Consolidated Financial Statements                     7-10

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            10- 17

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK                                                    17

Item 4.   CONTROLS AND PROCEDURES                                        17

Part II.  OTHER INFORMATION

          Item 1 through Item 6                                          17-18

Signatures                                                               18

Certifications                                                           19-20


                                     2 of 20

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets
--------------------------------------------------------------------------------

              (000's)                                                                   Sept. 30,
                                                                                          2002             Dec. 31,
ASSETS                                                                                 (unaudited)           2001
                                                                                       -----------       -----------
Cash and due from banks                                                                $    65,475       $    71,820
Federal funds sold and interest-bearing deposits in other banks                              3,514           106,013
                                                                                       -----------       -----------
    Total cash and cash equivalents                                                         68,989           177,833
                                                                                       -----------       -----------
Securities available-for-sale, amortized cost $639,230  and
         $455,575, respectively                                                            650,693           460,833
Securities held-to-maturity, market value $126,375 and
         $145,237, respectively                                                            123,225           142,608

Loans, net:
  Commercial & industrial                                                                   53,698            59,162
  Construction & land development                                                           48,820            39,256
  Commercial real estate                                                                   268,671           241,419
  Residential real estate                                                                   94,990            88,450
  Consumer & other                                                                           8,225             8,469
  Home equity                                                                               37,557            26,016
                                                                                       -----------       -----------
    Total loans, net                                                                       511,961           462,772
      Less: allowance for loan losses                                                        8,224             7,112
                                                                                       -----------       -----------
        Net loans                                                                          503,737           455,660

  Bank premises and equipment                                                               12,138            11,882
  Accrued interest receivable                                                                9,195             7,561
  Goodwill                                                                                   2,717             2,717
  Core Deposit Intangible                                                                       17               167
  Other assets                                                                              13,012            11,761
                                                                                       -----------       -----------
          Total assets                                                                 $ 1,383,723       $ 1,271,022
                                                                                       ===========       ===========
LIABILITIES

Deposits:
  Demand deposits                                                                      $   248,165       $   227,319
  Savings and NOW deposits                                                                 221,751           187,676
  Money market accounts                                                                    306,669           242,665
  Time deposits                                                                            225,969           230,748
                                                                                       -----------       -----------
    Total deposits                                                                       1,002,554           888,408

Securities sold under agreements to repurchase                                              58,040            72,840
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                          170,403           143,481
Other liabilities                                                                           26,652            52,944
Long term debt                                                                              28,750            28,750
                                                                                       -----------       -----------
        Total liabilities                                                                1,286,399         1,186,423
Commitments and contingencies

STOCKHOLDERS' EQUITY

  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,780,470 shares and 3,761,020 shares, respectively            3,780             3,761
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,168,080 shares and 2,185,480 shares, respectively             2,168             2,185
  Additional paid-in capital                                                                11,122            11,093
  Retained earnings                                                                         78,785            70,124
  Treasury stock, Class A, 383,600 shares, each period, at cost                             (5,941)           (5,941)
  Treasury stock, Class B, 47,550 shares, each period, at cost                                 (41)              (41)
                                                                                       -----------       -----------
                                                                                            89,873            81,181
  Accumulated other comprehensive gain, net of taxes                                         7,451             3,418
                                                                                       -----------       -----------
        Total stockholders' equity                                                          97,324            84,599
                                                                                       -----------       -----------
          Total liabilities and stockholders' equity                                   $ 1,383,723       $ 1,271,022
                                                                                       ===========       ===========


See accompanying Notes to Consolidated Financial Statements.


                                    3 of 20

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------

                  (000's except share data)                         Three months ended September 30, Nine months ended September 30,
                                                                          2002             2001           2002             2001
                                                                       ----------      ----------      ----------      ----------
Interest income
  Loans                                                                $    9,168      $    9,060      $   26,684      $   28,084
  Securities held-to-maturity                                               1,759           2,273           5,543           7,239
  Securities available-for-sale                                             6,920           5,047          19,909          14,033
  Federal funds sold and interest-bearing deposits in other banks             243             505             522           1,932
                                                                       ----------      ----------      ----------      ----------
      Total interest income                                                18,090          16,885          52,658          51,288

Interest expense
  Savings and NOW deposits                                                    684             946           1,920           2,819
  Money market accounts                                                     1,293             928           3,488           2,591
  Time deposits                                                             1,950           2,628           5,637           9,479
  Securities sold under agreements to repurchase                              167             368             541           1,445
  FHLB borrowings, other borrowed funds and long term debt                  2,438           1,943           6,839           5,609
                                                                       ----------      ----------      ----------      ----------
      Total interest expense                                                6,532           6,813          18,425          21,943
                                                                       ----------      ----------      ----------      ----------
        Net interest income                                                11,558          10,072          34,233          29,345

          Provision for loan losses                                           300             375             900           1,125
                                                                       ----------      ----------      ----------      ----------
        Net interest income after provision
         for loan losses                                                   11,258           9,697          33,333          28,220

Other operating income
  Service charges on deposit accounts                                       1,096             896           3,286           2,378
  Lockbox fees                                                                787             788           2,646           2,592
  Brokerage commissions                                                       285             269             872             946
  Other income                                                                292             217           1,083             594
                                                                       ----------      ----------      ----------      ----------
      Total other operating income                                          2,460           2,170           7,887           6,510
                                                                       ----------      ----------      ----------      ----------

Operating expenses
  Salaries and employee benefits                                            5,426           4,603          16,045          13,723
  Occupancy                                                                   562             524           1,661           1,603
  Equipment                                                                   563             472           1,640           1,376
  Other                                                                     1,848           1,847           6,065           5,367
                                                                       ----------      ----------      ----------      ----------
      Total operating expenses                                              8,399           7,446          25,411          22,069
                                                                       ----------      ----------      ----------      ----------
        Income before income taxes                                          5,319           4,421          15,809          12,661

 Provision for income taxes                                                 1,916           1,626           5,766           4,654
                                                                       ----------      ----------      ----------      ----------

        Net income                                                     $    3,403      $    2,795      $   10,043      $    8,007
                                                                       ==========      ==========      ==========      ==========

---------------------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding, basic                  5,517,400       5,538,502       5,516,317       5,542,035
  Weighted average number of shares outstanding, diluted                5,537,009       5,550,007       5,532,417       5,547,604
  Net income per share, basic                                               $0.62           $0.50           $1.82           $1.44
  Net income per share, diluted                                             $0.61           $0.50           $1.82           $1.44
  Cash dividends declared:
    Class A common stock                                                  $0.1100         $0.1000         $0.3100         $0.2800
    Class B common stock                                                  $0.0550         $0.0500         $0.1550         $0.1400

See accompanying Notes to Consolidated Financial Statements.


                                    4 of 20


Century Bancorp, Inc. - Consolidated Statements of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                            Class A   Class B  Additional            Treasury  Treasury      Other         Total
                                            Common    Common     Paid-In   Retained    Stock    Stock    Comprehensive Stockholders'
                                             Stock    Stock      Capital   Earnings   Class A  Class B   Income (Loss)    Equity
                                            -------   -------    -------   --------   -------  --------- ------------- -------------
                                                                                  (000's)
2001
Balance at December 31, 2000                $ 3,755   $ 2,192    $11,093   $ 60,916    ($5,242)   ($41)      ($1,167)   $ 71,506

Net income                                       --        --         --      8,007         --      --            --       8,007

Other comprehensive income, net of tax:
  Change in unrealized gain on
    securities available-for-sale                --        --         --         --         --      --         6,617       6,617
                                                                                                                        --------
Comprehensive income                                                                                                      14,624

Conversion of Class B common stock to
  Class A common stock, 6,420 shares              6        (6)        --         --         --      --            --          --

Treasury stock repurchases, 35,000 shares        --        --         --         --       (699)     --            --        (699)

Cash dividends, Class A common stock,
    $.27 per share                               --        --         --       (920)        --      --            --        (920)

Cash dividends, Class B common stock,
    $.135 per share                              --        --         --       (288)        --      --            --        (288)
                                            -------   -------    -------   --------    -------    ----       -------    --------
Balance at September 30, 2001               $ 3,761   $ 2,186    $11,093   $ 67,715    ($5,941)   ($41)      $ 5,450    $ 84,223
                                            =======   =======    =======   ========    =======    ====       =======    ========

2002
Balance at December 31, 2001                $ 3,761   $ 2,185    $11,093   $ 70,124    ($5,941)   ($41)      $ 3,418    $ 84,599

Net income                                       --        --         --     10,043         --      --            --      10,043

Other comprehensive income, net of tax:
  Change in unrealized gain on
    securities available-for-sale                --        --         --         --         --      --         4,033       4,033
                                                                                                                        --------
Comprehensive income                                                                                                      14,076

Conversion of Class B common stock to
    Class A common stock, 17,400 shares          17       (17)        --         --         --      --            --          --

Stock Options Exercised, 2,050 shares             2        --         29         --         --      --            --          31

Cash dividends, Class A common stock,
    $.31 per share                               --        --         --     (1,053)        --      --            --      (1,053)

Cash dividends, Class B common stock,
    $.155 per share                              --        --         --       (329)        --      --            --        (329)
                                            -------   -------    -------   --------    -------    ----       -------    --------
Balance at September 30, 2002               $ 3,780   $ 2,168    $11,122   $ 78,785    ($5,941)   ($41)      $ 7,451    $ 97,324
                                            =======   =======    =======   ========    =======    ====       =======    ========


See accompanying Notes to Consolidated Financial Statements.


                                    5 of 20


Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)            2002             2001
------------------------------------------------------------------------------------------------------------------
                                                                                     For the nine months ended
                                                                                          September 30,
                                                                                             (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  10,043       $   8,007
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                          900           1,125
      Deferred income taxes                                                           (1,173)           (527)
      Net depreciation and amortization                                                1,465           1,633
      Increase in accrued interest receivable                                         (1,634)           (583)
      (Increase) decrease in other assets                                             (1,687)             91
      Proceeds from sales of loans                                                        73              89
      Gain on sales of loans                                                              (1)             (1)
      Gain on sales of securities                                                         --             (47)
      Gain on sale of building                                                          (359)             --
      Increase (decrease) in other liabilities                                         1,193          (1,186)
                                                                                   ---------       ---------
        Net cash provided by operating activities                                      8,820           8,601
                                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                          200,350         163,391
  Purchase of securities available-for-sale                                         (383,978)       (245,853)
  Proceeds from maturities of securities held-to-maturity                             42,335          76,921
  Purchase of securities held-to-maturity                                            (22,967)        (56,940)
  (Decrease) increase in payable for investments purchased                           (28,976)          1,001
  Net increase in loans                                                              (48,695)         (1,037)
  Proceeds from sale of building                                                       1,020              --
  Capital expenditures                                                                (1,670)         (3,804)
                                                                                   ---------       ---------
    Net cash used in investing activities                                           (242,581)        (66,321)
                                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in time deposits                                                       (4,779)        (75,484)
  Net increase in demand, savings, money market and NOW deposits                     118,925         124,132
  Net proceeds from the exercise of stock options                                         31              --
  Treasury stock repurchases                                                              --            (699)
  Cash dividends                                                                      (1,382)         (1,208)
  Net decrease in securities sold under agreements to repurchase                     (14,800)         (6,660)
  Net increase in FHLB borrowings and other borrowed funds                            26,922          14,891
                                                                                   ---------       ---------
    Net cash provided by financing activities                                        124,917          54,972
                                                                                   ---------       ---------
Net decrease in cash and cash equivalents                                           (108,844)         (2,748)
  Cash and cash equivalents at beginning of year                                     177,833         175,802
                                                                                   ---------       ---------
  Cash and cash equivalents at end of period                                       $  68,989       $ 173,054
                                                                                   =========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                       $  18,381       $  23,882
    Income taxes                                                                       6,267           3,938
  Change in unrealized gains on securities available-for-sale, net of  taxes       $   4,033       $   6,617


See accompanying Notes to Consolidated Financial Statements.

                                    6 of 20

                              Century Bancorp, Inc.
                   Notes to Consolidated Financial Statements


SUMMARY OF CRITICAL ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC") and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment under Statements of Financial Accounting Standards No. 131.

          In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2001.

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

          Material estimates that are susceptible to change in the near-term relate to the allowance for losses on loans. Management believes that the allowance for losses on loans is adequate based on independent appraisals and review of other factors associated with the assets. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance for loans based on their judgments about information available to them at the time of their examination.

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

     LOANS

          Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued, are designated non-accrual loans. When a loan is placed on non-accrual, all income which has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan fees is discontinued. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal income. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan depending on management's evaluation as to the collectibility of principal.

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


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW  For the quarter ended and year-to-date ended September 30, 2002.

          Earnings for the third quarter ended September 30, 2002 were $3.4 million, an increase of 21.8% when compared with the third quarter 2001 earnings of $2.8 million. Diluted earnings per share for the third quarter 2002 were $0.61 versus $0.50 for the third quarter of 2001. The increase was mainly attributable to average balance sheet growth.

          Earnings for the nine months ended September 30, 2002 were $10.0 million, an increase of 25.4% when compared with the same period last year earnings of $8.0 million. Diluted earnings per share for the first nine months were $1.82 versus $1.44 for the first nine months of 2001. The increase was mainly attributable to average balance sheet growth, as well as a pretax realized gain of $359,000 associated with the sale of bank premises.

          On October 30, 2002 the Bank and Capital Crossing Bank announced the signing of a definitive agreement under which the Bank will acquire Capital Crossing's branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of its retail deposits in its main office at 101 Summer Street, Boston, Massachusetts. The agreement includes the acquisition of approximately $233.0 million in deposits and $4.0 million of related loans. The transaction is subject to customary conditions, including regulatory approval, and is expected to close in the first quarter of 2003.

               Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

FINANCIAL CONDITION

LOANS On September 30, 2002, total loans outstanding, net of unearned discount, were $512.0 million, an increase of 10.6% from the total on December 31, 2001. At September 30, 2002 commercial real estate loans accounted for 52.5% and residential real estate loans, including home equity credit lines, accounted for 25.9% of total loans. Construction loans increased to $48.8 million at September 30, 2002 from $39.3 million on December 31, 2001.

               The increase in loans was partly attributable to commercial real estate loans and residential real estate loans, including home equity credit lines. Also, originations of corporate loans reflect the Company's interest for this type of loan.

ALLOWANCE FOR LOAN LOSSES

               The allowance for loan losses was 1.61% of total loans on September 30, 2002 compared with 1.54% on December 31, 2001. Net recoveries for the nine-month period ended September 30, 2002 were $212 thousand compared with net recoveries of $264 thousand for the same period in 2001. Additional provisions have been made to due to growth in the loan portfolio. At the current time management believes that the allowance for loan losses is adequate.


NONPERFORMING LOANS

                                       September 30, 2002    December 31, 2001
                                       ------------------    -----------------
                                               (Dollars in Thousands)

          Nonaccruing loans                  $688                $423
          Loans past due 90 days
            or more                          $  0                $  9

          Nonaccuring loans as a
           Percentage of total loans          .13%                .09%



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

               Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


                                         September 30, 2002   December 31, 2001
                                         ------------------   -----------------
                                               (Dollars in Thousands)

         SECURITIES AVAILABLE-FOR-SALE
         U.S. Government and
          Agencies                            $597,684            $411,004
         Other Bonds and Equity Securities      18,071              19,668
         Mortgage-backed Securities             34,938              30,161
                                              --------            --------
         Total Securities Available-for-Sale  $650,693            $460,833
                                              ========            ========

         SECURITIES HELD-TO-MATURITY

         U.S. Government and
          Agencies                            $ 84,372            $ 85,386
         Other Bonds and Equity Securities          25                  25
         Mortgage-backed Securities             38,828              57,197
                                              --------            --------
         Total Securities Held-to-Maturity    $123,225            $142,608
                                              ========            ========

SECURITIES AVAILABLE-FOR-SALE

               The securities available-for-sale portfolio totaled $650.7 million at September 30, 2002, an increase of 41.2% from December 31, 2001. The portfolio increased mainly because of increases in deposits and borrowed funds. The portfolio is concentrated in United States Treasury and Agency securities and has an estimated weighted average maturity of 3.0 years.

SECURITIES HELD-TO-MATURITY

               The securities held-to-maturity portfolio totaled $123.2 million on September 30, 2002, a decrease of 13.6% from the total on December 31, 2001. The portfolio is concentrated in United States Treasury and Agency securities, including Mortgage Backed Securities and has an estimated weighted average maturity of 3.2 years.

DEPOSITS AND BORROWED FUNDS

               On September 30, 2002 deposits totaled $1,002.6 million, representing a 12.8% increase in total deposits from December 31, 2001. Total deposits increased primarily as a result of increases in savings and money market accounts. Borrowed funds totaled $228.4 million compared to $216.3 million at December 31, 2001.

               Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


RESULTS OF OPERATIONS

NET INTEREST INCOME

               For the three-month period ended September 30, 2002 net interest income totaled $11.6 million, an increase of 14.8% from the comparable period in 2001. For the nine-month period ended September 30, 2002 net interest income totaled $34.2 million, an increase of 16.7% from the comparable period in 2001. The increase in net interest income, for the three and nine month periods, was primarily attributable to an increase in the average balances of earning assets combined with a similar increase in deposits and borrowed funds. For the nine-month period, the increase in volume was partially offset by a twenty-one point decrease in the net interest margin. The net yield on average earning assets on a fully taxable equivalent basis decreased to 3.83% in the first nine months of 2002 from 4.04% during the same period in 2001.

               Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

               The following table sets forth the distribution of the Company's average assets, liabilities and stockholders' equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.


                                                        September 30, 2002                         September 30, 2001
                                            ---------------------------------------------------------------------------------------
                                               Average         Interest           Rate      Average         Interest       Rate
                                               Balance          Income/          Earned/    Balance          Income/      Earned/
                                                               Expense(1)         Paid                      Expense(1)      Paid
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

ASSETS

Interest-earning assets:
Loans (2)                                   $   482,025              26,684        7.40%   $  439,637         28,084       8.54%
Securities available-for-sale                   538,765              19,921        4.93%      314,690         14,048       5.95%
Securities held-to-maturity                     129,621               5,543        5.70%      154,919          7,239       6.23%
Temporary funds                                  41,706                 522        1.65%       58,779          1,932       4.33%
                                            -----------         -----------        ----    ----------        -------       ----
       Total interest earning
        Assets                              $ 1,192,117         $    52,670        5.90%   $  968,025        $51,303       7.07%
Non interest-earning assets                      98,349                                        84,383
Allowance for loan losses                        (7,643)                                       (6,377)
                                             ----------                                    ----------
        Total assets                        $ 1,282,823                                    $1,046,031
                                            ===========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits:
        NOW account                         $   169,942         $     1,438        1.13%     $134,938        $ 2,090       2.07%
        Savings accounts                         72,002                 482         .90%       62,871            729       1.55%
        Money market accounts                   255,116               3,488        1.83%      122,954          2,591       2.82%
        Time deposits                           206,309               5,637        3.65%      237,485          9,479       5.34%
                                            -----------         -----------        ----    ----------        -------       ----
           Total interest-bearing
                Deposits                        703,369              11,045        2.10%      558,248         14,889       3.57%
Securities sold under
        Agreements to
          Repurchase                             63,561                 541        1.14%       61,746          1,445       3.13%
Other borrowed funds and
        Long term debt                          182,619               6,839        5.01%      129,427          5,609       5.80%
                                            -----------         -----------        ----    ----------        -------       ----
            Total interest-bearing
                 Liabilities                    949,549              18,425        2.59%      749,421         21,943       3.92%

  Non interest-bearing
           Liabilities
           Demand deposits                      225,813                                       203,056
           Other liabilities                     17,232                                        16,150
                                             ----------                                    ----------
                Total liabilities             1,192,594                                       968,627
  Stockholders' equity                           90,229                                        77,404
                                             ==========                                    ==========
                Total liabilities &
                    Stockholders
                     Equity                  $1,282,823                                    $1,046,031
                                             ===========                                   ==========
  Net interest income                                           $    34,245                                  $29,360
                           -----------------------------------------------------------------------------------------------------
  Net interest spread                                                              3.31%                                   3.15%
                           -----------------------------------------------------------------------------------------------------
  Net yield on earnings
         Assets                                                                    3.83%                                   4.04%
                           -----------------------------------------------------------------------------------------------------


(1) On a fully taxable equivalent basis calculated using a federal tax rate of 35%.
(2)      Nonaccrual loans are included in average amounts outstanding.

               Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


                                             2002 Compared with 2001
                              --------------------------------------------------
                                               Increase/(Decrease)
                                                Due to Change in
                              --------------------------------------------------

                                                                                   Income
                                                                                  Increase
                                                       Volume         Rate       (Decrease)
         ----------------------------------------------------------------------------------
               (dollars in thousands)
       Interest Income:
             Loans                                   $  2,729       $(4,129)      $(1,400)
             Securities available-for-sale             10,010        (4,127)        5,873
             Securities held-to-maturity               (1,182)         (514)       (1,696)
             Temporary funds                             (561)         (849)       (1,410)
                                                     --------       -------       -------
          Total interest income                        10,986        (9,619)        1,367
                                                     ========       =======       =======
          Interest expense:

             Deposits:

                NOW accounts                              650        (1,302)         (652)
                Savings accounts                          106          (353)         (247)
                Money market accounts                   2,819        (1,922)          897
                Time deposits                          (1,236)       (2,606)       (3,842)
                                                     --------       -------       -------
                Total interest-bearing deposits         2,339        (6,183)       (3,844)
          Securities sold under agreements to
             repurchase                                    42          (946)         (904)
          Other borrowed funds and long term
             debt                                       2,306        (1,076)        1,230
                                                     --------       -------       -------
          Total interest expense                        4,687        (8,205)       (3,518)
                                                     --------       -------       -------
          Change in net interest income              $  6,299        (1,414)        4,885
                                                     ========       =======       =======


PROVISION FOR LOAN LOSSES

               For the three-month period ended September 30, 2002, the loan loss provision totaled $300 thousand compared to $375 thousand for the same period last year. For the nine-month period ended September 30, 2002, the loan loss provision totaled $900 thousand compared to $1,125 thousand for the same period last year. Loan loss provision decreased because of management's determination of the relative adequacy in the loan loss reserve. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.54% at December 31, 2001 to 1.61% at September 30, 2002.

NON-INTEREST INCOME AND EXPENSE

               Other operating income for the quarter ended September 30, 2002 was $2.5 million compared to $2.2 million for the third quarter of 2001. The increase was mainly attributable to an increase of $200 thousand in service charges on deposit accounts. For the nine-month period ending September 30, 2002 other operating income totaled $7.9 million compared to $6.5 million for the same period in 2001. The increase was mainly attributable to a $908 thousand increase in service charges on deposit accounts as well as a pretax gain of $359 thousand associated with the sale of bank premises. Service charges on deposit accounts increased mainly because of an increase in deposits. This increase was partially offset by a decrease of $74 thousand from brokerage commissions, which decreased because of market conditions.

               Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

               During the three-month period ended September 30, 2002, operating expenses increased by $1.0 million to $8.4 million or 12.8% from the same period last year. Most of the increase was in compensation expense associated with increased staff levels as well as merit increases in salaries and employee benefits with the remainder in equipment and all other expenses. For the nine-month period ended September 30, 2002 operating expenses totaled $25.4 million compared to $22.1 million for the same period in 2001. Most of the increase was in staff levels as well as merit increases in salaries and employee benefits with the remainder in equipment and all other expenses.

INCOME TAXES

               For the third quarter of 2002, the Company's income taxes totaled $1.9 million on pretax income of $5.3 million for an effective tax rate of 36.0%. For last year's corresponding quarter, the Company's income taxes totaled $1.6 million on pretax income of $4.4 million for an effective tax rate of 36.8%. For the nine-month period ended September 30, 2002 the Company's income taxes totaled $5.8 million on pretax income of $15.8 million for an effective tax rate of 36.5%. For last year's corresponding period, the Company's income taxes totaled $4.7 million on pretax income of $12.7 million for an effective rate of 36.8%.

               The Company has received from the Commonwealth of Massachusetts Department of Revenue (DOR) notice that dividend distributions by the Bank's subsidiary real estate investment trust (REIT) are fully taxable in Massachusetts and therefore not subject to the dividends received deduction (DRD). The Notice of Assessment to change additional state excise taxes totaled $1.3 million plus interest for the two years ended December 31, 1999 and 2000. As of the date of this notice, interest amounted to $322 thousand. The Company has received additional state tax benefits of approximately $2.6 million for the twenty-one months ended September 30, 2002. The Company intends to vigorously defend its position.

FORWARD LOOKING STATEMENTS

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

               the profitability of the Company depends upon the Bank's ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company's loan portfolio was comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward- looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.


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

ITEM 4         CONTROLS AND PROCEDURES

               The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.


PART II - OTHER INFORMATION

Item 1 Legal proceedings - At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company's financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operation.

Item 2         Change in securities - Not applicable

Item 3         Defaults upon senior securities - Not applicable

Item 4         Submission of matters to a vote - Not applicable

Item 5         Other information - Not Applicable

Item 6         Exhibits and reports on form 8-K

               (a)      Exhibits

               99.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b) Reports on Form 8-K

               On October 30, 2002, the Company filed a Current Report on Form 8-K with respect to the Company's execution of a Purchase and Assumption Agreement with Capital Crossing Bank pursuant to which the Company will acquire Capital Crossing's branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of its retail deposits in its main office at 101 Summer Street, Boston, Massachusetts.





SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   NOVEMBER 12, 2002                   CENTURY BANCORP, INC
        --------------------------------    ------------------------------------


/s/ Paul V. Cusick, Jr.                     /s/ Kenneth A. Samuelian
---------------------------------           ------------------------------------
PAUL V. CUSICK, JR.                         KENNETH A. SAMUELIAN
VICE PRESIDENT AND TREASURER                VICE PRESIDENT AND CONTROLLER
(PRINCIPAL FINANCIAL OFFICER)               CENTURY BANK AND TRUST COMPANY
                                            (CHIEF ACCOUNTING OFFICER)

                                 CERTIFICATIONS


I, Marshall M. Sloane, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Century Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                   /s/ Marchall M. Sloane
                                           -------------------------------
                                           Marshall M. Sloane
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

I, Paul V. Cusick, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Century Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Paul V. Cusick, Jr.
Date:  November 12, 2002                  -------------------------------------
                                          Paul V. Cusick, Jr.
                                          Vice President and Treasurer
                                          (Principal Financial Officer)