Form 10-K
period 2002-12-31
CENTURY BANCORP INC
filed 2003-03-26
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15752

CENTURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617

State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

400 MYSTIC AVENUE, MEDFORD, MA	02155

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(781) 391-4000

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $1.00 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.

Yes [X]     No [  ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2003: $7,481,943

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28,2003:

Class A Common Stock, $1.00 par value	3,402,700	Shares
Class B Common Stock, $1.00 par value	2,115,100	Shares

i

CENTURY BANCORP INC.
FORM 10-K

		PAGE

PART I
ITEM 1	BUSINESS	1-5
ITEM 2	PROPERTIES	4
ITEM 3	LEGAL PROCEEDINGS	4
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4
PART II
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	4-5
ITEM 6	SELECTED FINANCIAL DATA	5
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 7a	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	5
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	5
PART III
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	39-41
ITEM 11	EXECUTIVE COMPENSATION	41-46
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	46-48
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	48
PART IV
ITEM 14	CONTROLS AND PROCEDURES	49
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	49-50
SIGNATURES		51
CERTIFICATIONS		52

ii

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of $1.6 billion on December 31, 2002. The Company presently operates 19 banking offices in 16 cities and towns in Massachusetts ranging from Braintree to Peabody. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

On June 11, 1998, the Company acquired Haymarket Co-operative Bank (“Haymarket”), headquartered in Boston, Massachusetts, and merged Haymarket into the Bank. The purchase price paid by the Company to the shareholders of Haymarket was $21.1 million in cash and the transaction was accounted for using the purchase method of accounting. The results of operations for 1998 include the effect of the Haymarket acquisition for the period beginning June 12, 1998.

In May 1998, the Company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company used the proceeds for general business purposes.

On October 30, 2002, the Company and Capital Crossing Bank announced the signing of a definitive agreement under which the Company’s wholly-owned subsidiary, Century Bank and Trust Company ( “the Bank”) will acquire Capital Crossing’s branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of its retail deposits in its main office at 101 Summer Street, Boston, Massachusetts. The agreement includes the acquisition of approximately $233.0 million in deposits and $4.0 million of related loans. The transaction is subject to customary conditions, including regulatory approval, which has been obtained, and is expected to close in March 2003.

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

The company’s website address is www.century-bank.com and makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Employees

As of December 31, 2002, the Company had 276 full-time and 109 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

Financial Services Modernization

On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act (“Gramm-Leach”) which significantly altered banking laws in the United States. Gramm Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. As a result of Gramm Leach, many of the depression-era laws which restricted these affiliations and other activities which may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (“CRA”). The Company has not elected to become a financial holding company under Gramm-Leach.

These new financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest banks, it must meet certain financial rating or other comparable requirements.

Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

Holding Company Regulation

The Company is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”) and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”), which is responsible for administration of the Holding Company Act. Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the Holding Company Act. As required by the Holding Company Act, the Company files with the FRB an annual report regarding its financial condition and operations, management and intercompany relationships of the Company and the Bank. It is also subject to examination by the FRB and must obtain FRB approval before ( i ) acquiring direct or indirect ownership or control of more than 5% of the voting stock of any bank, unless it already owns or controls a majority of the voting stock of that bank, (ii) acquiring all or substantially all of the assets of a bank, except through a subsidiary which is a bank, or (iii) merging or consolidating with any other bank holding company. A bank holding company must also give the FRB prior written notice before purchasing or redeeming its equity securities, if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth.

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

Federal Deposit Insurance Corporation Improvement Act of 1991

On December 19, 1991, the FDIC Improvement Act of 1991 (the “1991 Act”) was enacted. This legislation sought to recapitalize the Bank Insurance Fund of the FDIC (“BIF”), which had been severely depleted as a result of the larger members of failed banks. The recapitalization continues to be funded through, among other things, increased deposit insurance assessments payable by BIF-insured institutions, which increases the cost of doing business by all BIF-insured institutions, including the Bank. The 1991 Act also provides for, among other things: enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; a requirement that the federal banking agencies amend their risk-based capital requirements to include components for interest-rate risk, concentration of credit risk, and the risk of nontraditional activities; expanded authority for cross-industry mergers and acquisitions; mandated consumer protection disclosures with respect to deposit accounts; and imposed restrictions on the activities of state-chartered banks, including the Bank.

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

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”) generally permits bank holding companies to acquire banks in any state and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and operated de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

Competition

The Company experiences substantial competition in attracting deposits and making loans from commercial banks, thrift institutions and other enterprises such as insurance companies and mutual funds. These competitors include several major commercial banks whose greater resources may afford them a competitive advantage by enabling them to maintain numerous branch offices and mount extensive advertising campaigns. A number of these competitors are not subject to the regulatory oversight that the Company is subject to, which increases these competitors’ flexibility.

ITEM 2. PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, and 12 of the 18 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2002 to 2026.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, even if it resolved adversely to the Company, will have a material adverse effect on the Company’s consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The Class A Common Stock of the Company is traded on the NASDAQ National Market system under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2001 is shown on page 6. The Class B Common Stock is not traded on NASDAQ or any other national securities exchange.

Generally speaking, the shares of Class A Common Stock are not entitled to vote on any matter, including in the election of Company Directors, but, in limited circumstances, may be entitled to vote as a class on certain extraordinary transactions, including any merger or consolidation (other than one in which the Company is the surviving corporation or one which by law may be approved by the directors without any stockholder vote) or the sale, lease, or exchange of all or substantially all of the property and assets of the Company. Since the vote of a majority of the shares of Class B Common Stock, voting as a class, is required to approve certain extraordinary corporate transactions, the holders of Class B Common Stock have the power to prevent any takeover of the Company not approved by them.

(b)	Approximate number of equity security holders as of December 31, 2002.

Title of Class	Approximate Number of Record Holders
Class A Common Stock	390
Class B Common Stock	50

(c)	Under the Company’s Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of that paid, if any, from time to time, on each share of Class B Common Stock.

The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

	Dividends Per Share
	Class A	Class B

2000
First quarter	$.080	$.0370
Second quarter	.080	.0370
Third quarter	.080	.0370
Fourth quarter	.090	.0450
2001
First quarter	$.090	$.0450
Second quarter	.090	.0450
Third quarter	.090	.0450
Fourth quarter	.100	.0500
2002
First quarter	$.100	$.0500
Second quarter	.100	.0500
Third quarter	.110	.0550
Fourth quarter	.110	.0550

As a bank holding company, the Company’s ability to pay dividends is dependent in part upon the receipt of dividends from the Bank, which is subject to certain restrictions on the payment of dividends. A Massachusetts trust company may pay dividends out of net profits from time to time, provided that either (i) the trust company’s capital stock and surplus account equal an aggregate of at least 10% of its deposit liabilities, or (ii) the amount of its surplus account is equal to at least the amount of its capital account.

ITEM 6.    SELECTED FINANCIAL DATA

The information required herein is shown on page 6 and 7.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 8 through 13.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 12 and 13.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 14 through 38.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Financial Highlights

(dollars in thousands, except share data)	2002	2001	2000

Year-End
Total assets	$1,557,201	$1,271,022	$1,083,830
Total loans	514,249	462,772	439,563
Total deposits	1,146,284	888,408	793,796
Total stockholders’ equity	100,256	84,599	71,506
Yearly Averages
Total assets	$1,321,593	$1,058,924	$949,015
Total earning assets	1,231,440	978,371	882,545
Total securities available-for-sale	571,027	330,217	267,633
Total securities held-to-maturity	126,675	151,975	165,970
Total loans	488,465	443,395	434,780
Total deposits	965,112	767,574	681,486
Total borrowed funds	219,499	166,083	163,944
Total stockholders’ equity	92,248	79,279	63,424
Earnings
Net income	$13,504	$10,859	$10,205
Net interest income, taxable equivalent	46,420	39,800	35,488
Other operating income	10,266	8,863	7,234
Operating expenses	34,089	30,025	25,638
Performance Measures
Earnings per share, basic	$2.45	$1.96	$1.82
Earnings per share, diluted	$2.44	$1.96	$1.82
Return on average stockholders’ equity	14.64%	13.70%	16.09%
Book value per share at December 31	$18.17	$15.34	$12.88
Return on average assets	1.02%	1.03%	1.08%
Efficiency ratio	60.1%	61.7%	60.6%
Common Share Data
Average shares outstanding, basic	5,516,590	5,535,309	5,597,136
Average shares outstanding, diluted	5,534,059	5,541,745	5,597,629
Shares outstanding at year-end	5,517,425	5,515,350	5,550,350

Per Share Data

2002, Quarter Ended	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$28.78	$28.85	$27.99	$23.30
Low	26.20	23.65	22.50	20.00
Dividends Class A	0.11	0.11	0.10	0.10
Dividends Class B	0.055	0.055	0.050	0.050

2001, Quarter Ended	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$21.79	$24.30	$20.60	$19.125
Low	19.20	18.55	17.10	14.625
Dividends Class A	0.10	0.09	0.09	0.09
Dividends Class B	0.05	0.045	0.045	0.045

Financial Highlights

(dollars in thousands, except share data)	2002	2001	2000	1999	1998

For The Year
Interest income	$71,124	$67,459	$66,554	$58,819	$51,878
Interest expense	24,718	27,701	31,092	26,284	22,015

Net interest income	46,406	39,758	35,462	32,535	29,863
Provision for loan losses	1,200	1,500	1,425	1,475	800

Net interest income after provision for loan losses	45,206	38,258	34,037	31,060	29,063
Other operating income	10,266	8,863	7,234	5,603	5,230
Operating expenses	34,089	30,025	25,638	22,655	21,326

Income before income taxes	21,383	17,096	15,633	14,008	12,967
Provision for income taxes	7,879	6,237	5,428	4,903	4,862

Net income	$13,504	$10,859	$10,205	$9,105	$8,105

Average shares outstanding, basic	5,516,590	5,535,309	5,597,136	5,791,858	5,806,445
Average shares outstanding, diluted	5,534,059	5,541,745	5,597,629	5,818,633	5,847,444
Earnings per share:
Basic	$2.45	$1.96	$1.82	$1.57	$1.40
Diluted	$2.44	$1.96	$1.82	$1.56	$1.39
Dividend payout ratio	13.9%	15.2%	14.5%	15.0%	10.3%
At Year-End
Assets	$1,557,201	$1,271,022	$1,083,830	$925,533	$853,326
Loans	514,249	462,772	439,563	422,725	395,903
Deposits	1,146,284	888,408	793,796	643,673	643,425
Stockholders’ equity	100,256	84,599	71,506	60,296	61,051
Book value per share	$18.17	$15.34	$12.88	$10.63	$10.49
Selected Financial Percentages
Return on average assets	1.02%	1.03%	1.08%	1.06%	1.13%
Return on average stockholders’ equity	14.64%	13.70%	16.09%	14.78%	14.09%
Net yield on average earning assets, taxable equivalent	3.77%	4.06%	4.02%	4.07%	4.52%
Net (recoveries) charge-offs as a percent of average loans	(0.04)%	0.01%	0.78%	(0.04)%	0.12%
Average stockholders’ equity to average assets	6.98%	7.49%	6.68%	7.16%	7.99%

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Century Bancorp, Inc. (the “Company”) had net income of $13,504,000 for the year ended December 31, 2002, compared with net income of $10,859,000 for year ended December 31, 2001 and net income of $10,205,000 for the year ended December 31, 2000. Basic earnings per share were $2.45 in 2002 compared to $1.96 in 2001 and $1.82 in 2000. Diluted earnings per share were $2.44 in 2002 compared to $1.96 in 2001 and $1.82 in 2000.

Total assets were $1,557,201,000 at December 31, 2002, an increase of 22.5% from total assets of $1,271,022,000 on December 31, 2001, which, in turn, were 17.3% higher than total assets of $1,083,830,000 on December 31, 2000.

On December 31, 2002, stockholders’ equity totaled $100,256,000 compared with $84,599,000 on December 31, 2001, and $71,506,000 on December 31, 2000. Book value per share increased to $18.17 at December 31, 2002 from $15.34 on December 31, 2001, which had increased from $12.88 on December 31, 2000.

In April 2002, the Company opened a new branch location in Boston, Massachusetts. Last year the Company opened two new branch locations in Brookline and Newton, Massachusetts. The Brookline branch was opened during January 2001 and the Newton branch was opened during April 2001. The Company also opened a second lockbox processing center in Worcester, Massachusetts in October 2001.

During the third quarter of 2002, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9% of Century Bancorp Class A Common Stock. The program expires on July 15, 2003.

On October 30, 2002 the Company and Capital Crossing Bank announced the signing of a definitive agreement under which the Company’s wholly-owned subsidiary, Century Bank and Trust Company (“the Bank”) will acquire Capital Crossing’s branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of its retail deposits in its main office at 101 Summer Street, Boston, Massachusetts. The agreement includes the acquisition of approximately $233.0 million in deposits and $4.0 million of related loans. The transaction is subject to customary conditions, including regulatory approval, which has been obtained, and is expected to close in the first quarter of 2003.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses, impaired investment securities and deferred income taxes. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

ALLOWANCE FOR LOAN LOSSES

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Management maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category. Loss factors are based on the Company’s historical loss experience as well as regulatory guidelines.

Specific allowances are established in cases where management has identified significant conditions related to a credit that management believes that the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances as well as management’s evaluation of various conditions, including the business and economic conditions, delinquency trends, charge-off experience and other asset quality factors, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

IMPAIRED INVESTMENT SECURITIES

If a material decline in fair value below the amortized cost basis of an investment security is judged to be “other than temporary,” generally six months or longer, the cost basis of the investment is written down to fair value. The amount of the write-down is included as a charge to earnings. An “other than temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for “other than temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies.

DEFERRED INCOME TAXES

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

Results of Operations and Financial Condition

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

Year Ended December 31,	2002			2001			2000

	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Income(1)	Earned(1)	Balance	Income(1)	Earned(1)	Balance	Income(1)	Earned(1)
(dollars in thousands)
Assets
Interest-earning assets:
Loans(2)	$488,465	$35,954	7.36%	$443,395	$36,853	8.31%	$434,780	$39,206	9.02%
Securities available-for-sale:
Taxable	570,067	27,285	4.79%	328,351	19,040	5.80%	266,759	16,050	6.02%
Tax-exempt	960	39	4.06%	1,866	111	5.95%	874	57	6.52%
Securities held-to-maturity:
Taxable	126,675	7,150	5.64%	151,975	9,381	6.17%	165,970	10,379	6.25%
Federal funds sold	45,253	710	1.57%	52,768	2,116	4.01%	14,156	888	6.27%
Interest bearing deposits in other banks	20	–	2.50%	16	–	3.12%	6	–	6.67%

Total interest-earning assets	$1,231,440	$71,138	5.78%	$978,371	$67,501	6.90%	$882,545	$66,580	7.54%
Non interest-earning assets	97,981			87,135			72,151
Allowance for loan losses	(7,828)			(6,582)			(5,681)

Total assets	$1,321,593			$1,058,924			$949,015

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 35%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Year Ended December 31,	2002			2001			2000

		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense (1)	Paid (1)	Balance	Expense (1)	Paid (1)	Balance	Expense (1)	Paid (1)
(dollars in thousands)
Liabilities and Stockholders’ Equity
Interest-bearing deposits:
NOW accounts	$176,976	$1,919	1.08%	$134,535	$2,531	1.88%	$127,809	$2,926	2.29%
Savings accounts	72,780	595	0.82%	63,064	882	1.40%	60,373	1,167	1.93%
Money market accounts	268,504	4,730	1.76%	130,717	3,334	2.55%	82,686	2,306	2.79%
Time deposits	214,480	7,510	3.50%	230,070	11,727	5.10%	242,061	13,642	5.64%

Total interest-bearing deposits	732,740	14,754	2.01%	558,386	18,474	3.31%	512,929	20,041	3.91%
Securities sold under agreements to repurchase	61,718	696	1.13%	71,826	1,647	2.29%	68,808	2,919	4.24%
Other borrowed funds and long term debt	186,531	9,268	4.97%	123,007	7,580	6.16%	123,886	8,132	6.56%

Total interest-bearing liabilities	980,989	24,718	2.52%	753,219	27,701	3.68%	705,623	31,092	4.41%
Non interest-bearing liabilities
Demand deposits	232,372			209,188			168,557
Other liabilities	15,984			17,238			11,411

Total liabilities	1,229,345			979,645			885,591

Stockholders’ equity	92,248			79,279			63,424
Total liabilities & stockholders’ equity	$1,321,593			$1,058,924			$949,015

Net interest income (1)		$46,420			$39,800			$35,488

Net interest spread			3.26%			3.22%			3.14%

Net yield on earning assets			3.77%			4.06%			4.02%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 35%.

The following table summarizes the year-to-year changes in the Company’s net interest income resulting from fluctuations in interest rates and volume changes in earning assets and interest bearing liabilities. Changes due to rate are computed by multiplying the change in rate by the prior year’s volume. Changes due to volume are computed by multiplying the change in volume by the prior year’s rate. Changes in volume and rate that cannot be separately identified have been allocated in proportion to the relationship of the absolute dollar amounts of each change.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

	2002 Compared with 2001			2001 Compared with 2000

Year Ended December 31,	Increase / (Decrease) Due to Change in			Increase / (Decrease) Due to Change in

			Income			Income
	Volume	Rate	Amount	Volume	Rate	Amount
(in thousands)
Interest income:
Loans	$3,544	$(4,442)	$(898)	$765	$(3,118)	$(2,353)
Securities available-for-sale:
Taxable	12,038	(3,793)	8,245	3,590	(600)	2,990
Tax-exempt	(44)	(28)	(72)	59	(5)	54
Securities held-to-maturity:
Taxable	(1,473)	(758)	(2,231)	(865)	(133)	(998)
Federal funds sold	(267)	(1,139)	(1,406)	1,650	(422)	1,228

Total interest income	13,798	(10,160)	3,638	5,199	(4,278)	921

Interest expense:
Deposits:
NOW accounts	654	(1,266)	(612)	148	(543)	(395)
Savings accounts	121	(408)	(287)	50	(335)	(285)
Money market accounts	2,674	(1,278)	1,396	1,240	(212)	1,028
Time deposits	(750)	(3,467)	(4,217)	(654)	(1,261)	(1,915)

Total interest-bearing deposits	2,699	(6,419)	(3,720)	784	(2,351)	(1,567)
Securities sold under agreements to repurchase	(206)	(745)	(951)	123	(1,395)	(1,272)
Other borrowed funds and long term debt	3,363	(1,675)	1,688	(57)	(495)	(552)

Total interest expense	5,856	(8,839)	(2,983)	850	(4,241)	(3,391)

Change in net interest income	$7,942	$(1,322)	$6,620	$4,349	$(37)	$4,312

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 16.6% in 2002 to $46,420,000 compared with $39,800,000 in 2001. The increase in net interest income was mainly due to a 25.9% increase in the average balances of earning assets, combined with a similar increase in deposits and borrowed funds. The increase in volume was partially offset by a twenty-nine basis point decrease in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net yield on earning assets on a fully taxable equivalent basis decreased to 3.77% in 2002 from 4.06% in 2001, which had increased from 4.02% in 2000. The decrease was mainly attributable to assets continuing to reprice at historically low levels while the corresponding decrease in rates paid have reached resistant levels.

Average earning assets were $1,231,440,000 in 2002, an increase of $253,069,000 or 25.9% from the average in 2001, which was 10.9% higher than the average in 2000. Total average securities, including securities available for sale and securities held to maturity, increased 44.7% to $697,702,000. The increase in securities volume was mainly attributable to deposit growth as well as growth in borrowings. This increase in securities volume offset by lower interest rates resulted in higher securities income, which increased 20.9% to $34,461,000. Total average loans increased 10.2% to $488,465,000 after increasing $8,615,000 in 2001. Total loans increased primarily as a result of internal loan growth. The increase in loan volume was more than offset by lower interest rates resulting in lower loan income, which decreased by 2.4% or $896,000 to $35,953,000. Total loan income was $39,199,000 in 2000.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 25.7% or $197,538,000 in 2002 after increasing by 12.6% or $86,088,000 in 2001. Deposits increased in 2002 primarily as a result of internal deposit growth and were mainly concentrated in money market accounts, which increased by $137,787,000. Borrowed funds increased by 32.2% in 2002 following an increase of 1.3% in 2001 and were used to fund growth in the balance sheet. The majority of the Company’s borrowed funds are borrowings from the Federal Home Loan Bank (FHLB) and retail repurchase agreements. Borrowings from the FHLB contributed approximately $63,516,000 to the Company’s increased year-to-date average. Interest expense totaled $24,718,000 in 2002, a decrease of $2,983,000 or 10.8% from 2001 when interest expense decreased 10.9% from 2000. This decrease in interest expense is due primarily to increases in deposits which was more than offset by decreases in deposit rates.

Provision for Loan Loss

The provision for loan losses was $1,200,000 in 2002 compared with $1,500,000 in 2001 and $1,425,000 in 2000. These provisions are the result of management’s evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

The allowance for loan losses was $8,506,000 at December 31, 2002 compared with $7,112,000 at December 31, 2001 and $5,662,000 at December 31, 2000. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.65% in 2002, 1.54% in 2001 and 1.29% in 2000. The increased ratio in 2002 was mainly attributable to increased economic uncertainty and an increase in the commercial loan portfolio.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company experienced net recoveries in 2002 with net recoveries as a percent of average loans outstanding at 0.04%. The comparable net charge-offs figures for 2001 and 2000 were 0.01% and 0.78% respectively. Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $511,000 on December 31, 2002, compared with $423,000 on December 31, 2001.

Other Operating Income

The Company continued to experience good results in its fee-based services in 2002. The fee-based services include fees derived from traditional banking activities such as deposit related services as well as revenues from its automated lockbox collection system and full service securities brokerage offered through Commonwealth Equity Services, Inc., an unaffiliated registered securities broker-dealer and investment adviser.

Under the lockbox program, which is not tied to extensions of credit by the Company, the Company’s customer arranges for payments of its accounts receivable to be made directly to the Company. The Company records on its computer the amounts paid to its customers, deposits the funds to the customer’s account with the Company and provides computerized records of the amounts received to the Company’s customers. Typical customers for the lockbox service are municipalities, who use it to automate tax collections, cable TV companies, and other commercial enterprises.

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

Total other operating income in 2002 was $10,266,000 an increase of $1,403,000 or 15.8% compared to 2001. This increase followed an increase of $1,629,000 or 22.5% in 2001, compared to 2000. Service charge income, which continues to be a major area of other operating income with $4,418,000 in 2002, saw an increase of $1,039,000 compared to 2001. The increase in service charge income was mainly attributable to an increase in the customer base. Lockbox revenues totaled $3,463,000 up $24,000 in 2002. Brokerage commissions decreased to $1,038,000 in 2002 from $1,248,000 in 2001, primarily as a result of continuing adverse market conditions. Also included in other operating income for 2002 is a pretax realized gain of $359,000 associated with the sale of bank premises.

Operating Expenses

Total operating expenses were $34,089,000 in 2002 compared to $30,025,000 in 2001 and $25,638,000 in 2000.

Salaries and employee benefits expenses increased by $2,939,000 or 15.7% in 2002 after increasing 17.9% in 2001. Most of the increase for 2002 and 2001 was in compensation expense associated with increased staff levels as well as merit increases in salaries and employee benefits.

Occupancy expense increased by $180,000 or 8.5% in 2002, this followed an increase of $535,000 or 33.7% in 2001. The increase in 2002 was mainly attributable to full-year costs associated with the opening of a new branch. The increase in 2001 was mainly attributable to full-year costs associated with the opening of two new branches.

Other operating expenses increased by $682,000 in 2002, which followed a $763,000 increase in 2001. The increase for 2002 was primarily the result of increased marketing, check processing charges, software maintenance expense and legal expense which was offset by a reduction in the amortization of goodwill. The increase for 2001 was primarily the result of increased check processing charges, consultants expense, postage expense and outside services expense.

Provision for Income Taxes

Income tax expense was $7,879,000 in 2002, $6,237,000 in 2001 and $5,428,000 in 2000. The effective tax rate was 36.8% in 2002, 36.5% in 2001 and 34.7% in 2000. The Company is continuing to realize savings in this area as a result of strategic tax savings initiatives.

The Company has received from the Commonwealth of Massachusetts Department of Revenue (DOR) notice that dividend distributions by the Bank’s subsidiary real estate investment trust (REIT) are fully taxable in Massachusetts and therefore not subject to the dividends received deduction (DRD). The Notice of Assessment to charge additional state excise taxes totaled $2.7 million plus interest for the three years ended December 31, 1999, 2000 and 2001. As of the date of this notice, interest amounted to $398 thousand. The Company has received additional state tax benefits of approximately $1.6 million for the twelve months ended December 31, 2002. The Company intends to vigorously defend its position.

In January 2003, the Massachusetts Governor put forth proposed legislation that would disallow the REIT dividend received deduction (DRD) effective for tax years ending on or after December 31, 1999. If the legislation is passed, the Company will cease recording the future tax benefits of the DRD effective for the tax year in which the legislation is passed. In addition, if the legislation applies retroactively as currently proposed, the Company will be required to recognize additional state excise taxes, including interest (net of the federal tax deduction associated with such taxes and interest), beginning in the first fiscal quarter in which the legislation is passed. This will reduce earnings by a material amount in the quarter in which the legislation is passed. As of February 25, 2003, the Company estimates that this reduction of earnings would be approximately $3.2 million. The Company is aware that Massachusetts financial institution trade groups have contended that the legislature does not have the ability to apply these provisions retroactively back to 1999.

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company’s exposures to differential changes in interest rates between assets and liabilities is an interest rate risk management test. This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments.

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)

+200	(0.7%)
+100	(0.5%)
-100	(2.6%)
-200	(5.5%)

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $122,205,000 on December 31, 2002 compared with $177,833,000 on December 31, 2001 and $175,802,000 on December 31, 2000. The decrease in liquid assets at December 31, 2002 was mainly attributable to a decreased reliance on short term investments such as federal funds sold. In each of the three years deposit activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $100,256,000 at December 31, 2002, compared with $84,599,000 at December 31, 2001 and $71,506,000 at December 31, 2000. The increase in 2002 was primarily the result of retained earnings less dividends paid and an increase in net unrealized gains on securities available-for-sale. The increase in 2001 was primarily the result of retained earnings less dividends paid and an increase in net unrealized gains on securities available-for-sale offset by treasury stock repurchases. Also, there was a $31,000 increase in 2002 and a $104,000 increase in 2000 from the exercise of certain stock options.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of 4.00% and a total capital-to-risk assets ratio of 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 16.99% and 12.05% respectively, and total capital-to-risk assets ratio of 18.21% and 13.26%, respectively at December 31, 2002. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 2002, the Company and the Bank exceeded this requirement with leverage ratios of 8.28% and 5.87%, respectively.

Forward-Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward- looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary polices of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Consolidated Balance Sheets

December 31,	2002	2001

(dollars in thousands, except share data)
Assets
Cash and due from banks (note 2)	$63,188	$71,820
Federal funds sold and interest-bearing deposits in other banks	59,017	106,013

Total cash and cash equivalents	122,205	177,833
Securities available-for-sale, amortized cost $750,129 in 2002 and $455,575 in 2001 (note 3)	761,531	460,833
Securities held-to-maturity, market value $130,014 in 2002 and $145,237 in 2001 (notes 4 and 9)	127,209	142,608
Loans, net (note 5)	514,249	462,772
Less: allowance for loan losses (note 6)	8,506	7,112

Net loans	505,743	455,660
Bank premises and equipment (note 7)	12,928	11,882
Accrued interest receivable	9,370	7,561
Other assets (note 12)	18,215	14,645

Total assets	$1,557,201	$1,271,022

Liabilities and Stockholders’ Equity
Demand deposits	$248,340	$227,319
Savings and NOW deposits	275,834	187,676
Money market accounts	357,921	242,665
Time deposits (note 8)	264,189	230,748

Total deposits	1,146,284	888,408
Securities sold under agreements to repurchase (note 9)	51,800	72,840
Other borrowed funds (note 10)	169,420	143,481
Other liabilities	60,691	52,944
Long term debt (note 10)	28,750	28,750

Total liabilities	1,456,945	1,186,423
Commitments and contingencies (notes 7, 14 and 15)
Stockholders’ equity (note 11):
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,780,915 shares in 2002 and 3,761,020 shares in 2001	3,781	3,761
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 2,167,660 shares in 2002 and 2,185,480 shares in 2001	2,168	2,186
Additional paid-in-capital	11,123	11,093
Retained earnings	81,755	70,123
Treasury stock, Class A, 383,600 shares in 2002 and 2001, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares in 2002 and 2001, at cost	(41)	(41)

	92,845	81,181
Accumulated other comprehensive income net of taxes (note 3)	7,411	3,418

Total stockholders’ equity	100,256	84,599

Total liabilities and stockholders’ equity	$1,557,201	$1,271,022

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year Ended December 31,	2002	2001	2000

(dollars in thousands, except share data)
Interest Income
Loans	$35,953	$36,849	$39,199
Securities available-for-sale	27,311	19,113	16,088
Securities held-to-maturity	7,150	9,381	10,379
Federal funds sold and interest-bearing deposits in other banks	710	2,116	888

Total interest income	71,124	67,459	66,554
Interest Expense
Savings and NOW deposits	2,514	3,413	4,093
Money market accounts	4,730	3,334	2,306
Time deposits (note 8)	7,510	11,727	13,642
Securities sold under agreements to repurchase	696	1,647	2,919
Other borrowed funds and long term debt	9,268	7,580	8,132

Total interest expense	24,718	27,701	31,092

Net interest income	46,406	39,758	35,462
Provision for loan losses (note 6)	1,200	1,500	1,425

Net interest income after provision for loan losses	45,206	38,258	34,037
Other Operating Income
Service charges on deposit accounts	4,418	3,379	2,260
Lockbox fees	3,463	3,439	2,506
Brokerage commissions	1,038	1,248	1,511
Other income	1,347	797	957

Total other operating income	10,266	8,863	7,234
Operating Expenses
Salaries and employee benefits (note 13)	21,709	18,770	15,917
Occupancy	2,301	2,121	1,586
Equipment	2,134	1,871	1,635
Other (note 16)	7,945	7,263	6,500

Total operating expenses	34,089	30,025	25,638

Income before income taxes	21,383	17,096	15,633
Provision for income taxes (note 12)	7,879	6,237	5,428

Net Income	$13,504	$10,859	$10,205

Share Data (Note 11)
Weighted average number of shares outstanding, basic	5,516,590	5,535,309	5,597,136
Weighted average number of shares outstanding, diluted	5,534,059	5,541,745	5,597,629
Net income per share, basic	$2.45	$1.96	$1.82
Net income per share, diluted	$2.44	$1.96	$1.82

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income(Loss)	Equity
(dollars in thousands, except share data)
Balance, December 31, 1999	$3,722	$2,197	$11,017	$52,188	$(3,122)	$(41)	$(5,665)	$60,296
Net income	–	–	–	10,205	–	–	–	10,205
Other comprehensive income, net of tax:
Decrease in unrealized losses on securities available-for-sale net of $628 in taxes	–	–	–	–	–	–	4,498	4,498

Comprehensive income								14,703
Conversion of class B common stock to class A common stock, 5,000 shares	5	(5)	–	–	–	–	–	–
Stock options exercised, 27,750 shares	28	–	76	–	–	–	–	104
Treasury stock repurchases, 148,000 shares	–	–	–	–	(2,120)	–	–	(2,120)
Cash dividends, class A common stock, $0.33 per share	–	–	–	(1,142)	–	–	–	(1,142)
Cash dividends, class B common stock, $0.156 per share	–	–	–	(335)	–	–	–	(335)

Balance, December 31, 2000	3,755	2,192	11,093	60,916	(5,242)	(41)	(1,167)	71,506
Net income	–	–	–	10,859	–	–	–	10,859
Other comprehensive income, net of tax:
Increase in unrealized gains on securities available-for-sale net of $1,840 in taxes	–	–	–	–	–	–	4,585	4,585

Comprehensive income								15,444
Conversion of class B common stock to class A common stock, 6,420 shares	6	(6)	–	–	–	–	–	–
Treasury stock repurchases, 35,000 shares	–	–	–	–	(698)	–	–	(698)
Cash dividends, class A common stock, $0.37 per share	–	–	–	(1,257)	–	–	–	(1,257)
Cash dividends, class B common stock, $0.185 per share	–	–	–	(396)	–	–	–	(396)

Balance, December 31, 2001	3,761	2,186	11,093	70,123	(5,941)	(41)	3,418	84,599
Net income	–	–	–	13,504	–	–	–	13,504
Other comprehensive income, net of tax:
Increase in unrealized gains on securities available-for-sale net of $2,150 in taxes	–	–	–	–	–	–	3,993	3,993

Comprehensive income								17,497
Conversion of class B common stock to class A common stock, 17,820 shares	18	(18)	–	–	–	–	–	–
Stock options exercised, 2,075 shares	2	–	29	–	–	–	–	31
Cash dividends, class A common stock, $0.42 per share	–	–	–	(1,426)	–	–	–	(1,426)
Cash dividends, class B common stock, $0.21 per share	–	–	–	(445)	–	–	–	(445)

Balance, December 31, 2002	$3,781	$2,168	$11,123	$81,755	$(5,941)	$(41)	$7,411	$100,256

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2002	2001	2000

(in thousands)
Cash Flows from Operating Activities:
Net income	$13,504	$10,859	$10,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,500	1,425
Deferred income taxes	(5,690)	(133)	4,455
Net depreciation and amortization	1,822	2,066	1,939
(Increase) decrease in accrued interest receivable	(1,809)	51	(988)
Increase in other assets	(4,318)	(948)	(2,902)
Proceeds from sales of loans	73	89	61
Gain on sales of loans	(1)	(1)	(1)
Gain on calls of securities	–	(47)	–
Gain on sale of building	(359)	–	(386)
Increase (decrease) in other liabilities	6,702	(8,739)	3,261

Net cash provided by operating activities	11,124	4,697	17,069
Cash Flows from Investing Activities:
Proceeds from calls/maturities of securities available-for-sale	324,502	215,708	20,396
Purchase of securities available-for-sale	(618,946)	(396,285)	(31,611)
Proceeds from calls/maturities of securities held-to-maturity	63,494	95,904	14,269
Purchase of securities held-to-maturity	(48,113)	(69,340)	(30,934)
Increase in investments purchased payable	4,093	38,976	1,999
Net increase in loans	(50,883)	(22,875)	(19,906)
Proceeds from sale of building	1,020	–	1,342
Capital expenditures	(2,854)	(4,558)	(1,684)

Net cash used in investing activities	(327,687)	(142,470)	(46,129)
Cash Flows from Financing Activities:
Net increase (decrease) in time deposit accounts	33,441	(57,320)	17,493
Net increase in demand, savings, money market and NOW deposits	224,435	151,932	132,630
Net proceeds from the exercise of stock options	31	–	104
Treasury stock repurchases	–	(698)	(2,120)
Cash dividends	(1,871)	(1,653)	(1,477)
Net (decrease) increase in securities sold under agreements to repurchase	(21,040)	1,390	11,970
Net increase (decrease) in other borrowed funds	25,939	46,153	(20,266)

Net cash provided by financing activities	260,935	139,804	138,334

Net (decrease) increase in cash and cash equivalents	(55,628)	2,031	109,274
Cash and cash equivalents at beginning of year	177,833	175,802	66,528

Cash and cash equivalents at end of year	$122,205	$177,833	$175,802

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$24,668	$29,755	$29,549
Income taxes	8,367	5,588	2,424
Change in unrealized gains on securities available-for-sale, net of taxes	$3,993	$4,585	$4,498

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment.

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

Material estimates that are susceptible to change in the near-term relate to the allowance for losses on loans. Management believes that the allowance for losses on loans is adequate based on independent appraisals and review of other factors associated with the assets. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance for loans based on their judgements about information available to them at the time of their examination.

INVESTMENT SECURITIES

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated related income taxes. The Company has no securities held for trading.

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

LOANS

Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued are designated non-accrual loans. When a loan is placed on non-accrual, all income which has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan fees is discontinued. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and income. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan depending on management’s evaluation as to the collectibility of principal.

Loan origination fees and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for

Notes to Consolidated Financial Statements

impairment, loans that are measured at fair value and leases. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan’s principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management’s evaluation of the quality of the loan portfolio and is used to provide for losses resulting from loans which ultimately prove uncollectible. In determining the level of the allowance, periodic evaluations are made of the loan portfolio which take into account such factors as the character of the loans, loan status, financial posture of the borrowers, value of collateral securing the loans and other relevant information sufficient to reach an informed judgement. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries.

Management maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on the Company’s historical loss experience as well as regulatory guidelines.

Specific allowances are established in cases where management has identified significant conditions related to a credit that management believes that the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances as well as management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.

While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Loans are charged-off in whole or in part when, in management’s opinion, collectibility is not probable.

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

STOCK OPTION ACCOUNTING

The Company currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the “cost” of the option is estimated using an option valuation model and recognized as compensation expense over the vesting period of the option. Any change from the intrinsic value method to the fair value method of accounting for stock options is required to be applied prospectively for options granted after the date of change in method which must be as of the beginning of a fiscal year. The Company generally awards stock options annually with a grant date in January.

Notes to Consolidated Financial Statements

The Company measures compensation cost for its stock option plans using the intrinsic value based method of accounting. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

December 31,	2002	2001

(in thousands, except per share data)
Net income:
As reported	$13,504	$10,859
Pro forma and diluted	$13,262	$10,789
Pro forma stock based compensation cost (net of tax):	$242	$70
Basic earning per share
As reported	$2.45	$1.96
Pro forma	$2.40	$1.95
Diluted earnings per share
As reported	$2.44	$1.96
Pro forma	$2.40	$1.95

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions:

December 31,	2002		2001

Dividend yields	2.25%		2.65%
Expected life	8	years	9	years
Expected volatility	25%		36%
Risk-free interest rate	4.01%		4.94%

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

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $507,000 at December 31, 2002 and $437,000 at December 31, 2001.

3.	Securities Available-for-Sale

	December 31, 2002				December 31, 2001

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(in thousands)
U.S. Government and Agencies	$731,875	$11,538	$–	$743,413	$435,796	$6,459	$1,089	$441,166
Obligations of states and political subdivisions	390	–	–	390	2,005	–	–	2,005
FHLB Stock	13,084	–	–	13,084	13,084	–	–	13,084
Other	4,780	52	188	4,644	4,690	48	160	4,578

	$750,129	$11,590	$188	$761,531	$455,575	$6,507	$1,249	$460,833

Notes to Consolidated Financial Statements

	December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(in thousands)
U.S. Government and Agencies	$256,390	$137	$1,689	$254,838
Obligations of states and political subdivisions	1,000	–	–	1,000
FHLB Stock	13,084	–	–	13,084
Other	4,465	19	262	4,222

	$274,939	$156	$1,951	$273,144

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $60,841,000 at December 31, 2002, $81,332,000 at December 31, 2001 and $79,464,000 at December 31, 2000.

The following tables show the maturity distribution of the Company’s securities available-for-sale at December 31, 2002 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

	December 31, 2002

			Obligations
	U.S.		of States						Estimated
	Government		and Political						Market
	and Agencies	Yield	Subdivisions	Yield	Other	Yield	Total	Yield	Value
(in thousands)
Within one year	$54,607	5.01%	$390	3.71%	$100	6.30%	$55,097	5.00%	$56,332
After one but within five years	643,357	4.09%	–	0.00%	650	6.27%	644,007	4.09%	653,313
After five but within ten years	3,999	5.90%	–	0.00%	–	0.00%	3,999	5.90%	4,084
More than ten years	29,912	5.97%	–	0.00%	–	0.00%	29,912	5.97%	30,823
Non-maturing	–	0.00%	–	0.00%	17,114	3.77%	17,114	3.77%	16,979

	$731,875	4.25%	$390	3.71%	$17,864	3.88%	$750,129	4.23%	$761,531

The weighted average remaining life of investment securities available-for-sale at December 31, 2002, 2001 and 2000 was 2.9, 3.4 and 3.8 years, respectively. Included in the weighted average remaining life calculation at December 31, 2002 and 2001 there were $547.7 million and $268.7 million respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

4.	Investment Securities Held-to-Maturity

	December 31, 2002				December 31, 2001

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(in thousands)
U.S. Government and Agencies	$116,332	$2,664	$–	$118,996	$125,054	$2,662	$228	$127,488
Other	10,877	141	–	11,018	17,554	207	12	17,749

	$127,209	$2,805	$–	$130,014	$142,608	$2,869	$240	$145,237

	December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(in thousands)
U.S. Government and Agencies	$146,962	$485	$1,003	$146,444
Other	22,224	–	206	22,018

	$169,186	$485	$1,209	$168,462

Notes to Consolidated Financial Statements

The following tables show the maturity distribution of the Company’s securities held-to-maturity at December 31, 2002 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

	December 31, 2002

			Obligations
	U.S.		of States						Estimated
	Government		and Political						Market
	and Agencies	Yield	Subdivisions	Yield	Other	Yield	Total	Yield	Value
(in thousands)
Within one year	$18,000	5.74%	$–	0.00%	$–	0.00%	$18,000	5.74%	$18,483
After one but within five years	55,373	4.81%	–	0.00%	25	5.50%	55,398	4.81%	56,396
After five but within ten years	1,969	6.71%	–	0.00%	–	0.00%	1,969	6.71%	2,098
More than ten years	40,990	5.57%	–	0.00%	10,852	6.47%	51,842	5.76%	53,037

	$116,332	5.25%	$–	0.00%	$10,877	6.47%	$127,209	5.35%	$130,014

The weighted average remaining life of investment securities held-to-maturity at December 31, 2002, 2001 and 2000 was 3.2, 3.2 and 4.9 years, respectively. Included in the weighted average remaining life calculation at December 31, 2002 and 2001 there were $44 million and $53.4 million respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

5.	Loans

The Company’s lending activities are conducted principally in Massachusetts and Southern New Hampshire. The Company grants single and multi-family residential loans, commercial and commercial real estate loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties, and land development. Most loans made by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate market in the borrowers’ geographic areas and the general economy.

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2002		2001		2000		1999		1998

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
(in thousands)
Construction and land development	$33,155	6.4%	$39,256	8.5%	$21,840	5.0%	$21,682	5.1%	$21,691	5.5%
Commercial and industrial	46,044	9.0%	59,162	12.8%	95,957	21.8%	77,166	18.3%	64,822	16.4%
Industrial revenue bonds	–	0.0%	48	0.0%	119	0.0%	190	0.0%	1,034	0.3%
Commercial real estate	291,598	56.7%	241,419	52.2%	209,233	47.6%	209,332	49.5%	187,285	47.3%
Residential real estate	92,291	17.9%	88,450	19.1%	81,526	18.5%	82,968	19.6%	87,518	22.1%
Consumer	8,169	1.6%	7,701	1.7%	9,226	2.1%	11,678	2.8%	14,355	3.6%
Home equity	41,527	8.1%	26,016	5.6%	21,107	4.8%	19,227	4.5%	18,839	4.8%
Overdrafts	1,465	0.3%	720	0.2%	555	0.1%	482	0.1%	359	0.1%

	$514,249	100.0%	$462,772	100.0%	$439,563	100.0%	$422,725	100.0%	$395,903	100.0%

At December 31, 2002, 2001, 2000, 1999 and 1998 loans were carried net of discounts of $492,000, $969,000, $1,446,000, $1,923,000 and $2,875,000 respectively. Included in these amounts at December 31, 2002, 2001, 2000, 1999 and 1998, residential real estate loans were carried net of discounts of $487,000, $959,000, $1,431,000, $1,903,000 and $2,375,000 respectively, associated with the acquisition of loans from another financial institution.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2002. The table excludes loans secured by 1-4 family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Notes to Consolidated Financial Statements

	Remaining Maturities of Selected Loans at December 31, 2002

	One Year	One to Five	Over
	or Less	Years	Five Years	Total
(in thousands)
Construction and land development	$18,700	$6,656	$7,799	$33,155
Commercial and industrial	28,118	15,171	2,755	46,044
Commercial real estate	36,201	103,694	151,703	291,598

Total	$83,019	$125,521	$162,257	$370,797

The following table indicates the rate variability of the above loans due after one year.

	December 31, 2002

	One to Five	Over
	Years	Five Years	Total
(in thousands)
Predetermined interest rates	$95,379	$13,106	$108,485
Floating or adjustable interest rates	30,142	149,151	179,293

Total	$125,521	$162,257	$287,778

The Company’s commercial and industrial (C&I) loan customers represent various small and middle market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Bank has placed greater emphasis on building its C&I base in the future. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration to any one business sector and loan risks are generally diversified among many borrowers.

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long-term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This compliments our C&I emphasis placed on the operating business entities and will be continued. The regional economic environment affects the risk of both non-residential and residential mortgages.

Residential real estate (1-4 family) includes two categories of loans. Approximately $9 million of loans are classified as “Commercial and Industrial” type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

The other category of residential real estate loans are mostly 1-4 family residential properties located in the Bank’s market area. General underwriting criteria are largely the same as those used by Fannie Mae but normally only one or three year adjustable or 15 year fixed rate interest rates are used. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a “First Time Homebuyer” product to encourage new home ownership. Residential real estate loan volume has increased and remains a core consumer product. The economic environment impacts the risks associated with this category. This year, the economy has deteriorated, and the market has generally been volatile.

Home equity loans are extended as both first and second mortgages on owner-occupied residential properties in the Bank’s market area. Loans are underwritten to a maximum loan to property value of 75%.

The Bank intends to maintain a market for construction loans, principally for smaller local residential projects or an owner-occupied commercial project. Individual consumer residential home construction loans are also extended on a similar basis.

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. As of December 31, 2002, the Company was obligated to advance a total of $19.2 million to complete projects under construction.

Notes to Consolidated Financial Statements

The composition of non-accrual loans and impaired loans as of and for the year ended December 31 is as follows:

	2002	2001	2000	1999	1998
(in thousands)
Loans on non-accrual	$511	$423	$110	$4,621	$1,281
Impaired loans on non-accrual included above	$487	$292	$41	$4,378	$1,131
Total recorded investment in impaired loans	$1,116	$1,118	$1,535	$6,019	$2,992
Average recorded value of impaired loans	$1,273	$2,149	$2,919	$4,047	$3,319
Loans 90 days past due and still accruing	$–	$9	$19	$188	$698
Interest income on non-accrual loans according to their original terms	$50	$43	$19	$463	$166
Interest income on non-accrual loans actually recorded	$–	$32	$9	$331	$27
Interest income recognized on impaired loans	$60	$116	$160	$458	$142

The composition of impaired loans at December 31, is as follows:

	2002	2001	2000	1999	1998
(in thousands)
Residential real estate:
1-4 family	$–	$29	$41	$341	$330
Multi–family	629	656	681	702	729
Commercial real estate	487	433	782	950	1,662
Commercial and industrial	–	–	31	4,026	271

Total	$1,116	$1,118	$1,535	$6,019	$2,992
Specific valuation allowance	–	–	–	–	–

Total impaired loans	$1,116	$1,118	$1,535	$6,019	$2,992

There were no impaired loans with specific reserves from December 31, 1998 through December 31, 2002 and in the opinion of management, none of the above listed impaired loans required a specific reserve. All of the impaired loans listed above have been measured using the fair value of the collateral method.

The Company was servicing mortgage loans sold to others without recourse of approximately $4,637,000, $7,226,000, $10,678,000, $13,033,000 and $16,123,000 at December 31, 2002, 2001, 2000, 1999 and at December 31, 1998 respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $193,000, $338,000, $479,000, $490,000 and $501,000 at December 31, 2002, 2001, 2000, 1999 and at December 31, 1998 respectively.

Directors and officers of the Company and their associates are customers of, and have other transactions with, the Company in the normal course of business. All loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collection or present other unfavorable features.

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2002.

	Balance at		Repayments	Balance at
	December 31, 2001	Additions	and Deletions	December 31, 2002
(in thousands)
	$1,351	$770	$414	$1,707

Loans are placed on non-accrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. The Company monitors closely the performance of its loan portfolio. In addition to internal loan review, the Company has contracted with an independent organization to review the Company’s commercial and commercial real estate loan portfolios. This independent review was performed in each of the past five years. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management and monthly by the Board of Directors of the Company.

Notes to Consolidated Financial Statements

The relatively low level of nonperforming assets of $511 thousand in 2002 and $423 thousand in 2001 resulted from fewer additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans.

In addition to the above, as of December 31, 2002, the Company continues to monitor closely $8.5 million of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2002, although such values can fluctuate with changes in the economy and the real estate market.

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2002	2001	2000	1999	1998

(in thousands)
Year end loans outstanding (net of unearned discount)	$514,249	$462,772	$439,563	$422,725	$395,903

Average loans outstanding (net of unearned discount)	$488,465	$443,395	$434,780	$405,794	$358,498

Balance of allowance for loan losses at beginning of year	$7,112	$5,662	$7,646	$6,022	$4,446

Loans charged-off:
Commercial	–	27	3,522	81	316
Commercial real estate	58	343	–	61	21
Residential real estate	–	12	–	14	–
Consumer	87	55	139	315	506

Total loans charged-off	145	437	3,661	471	843

Recovery of loans previously charged-off:
Commercial	276	154	26	197	21
Real estate	–	184	195	393	367
Consumer	63	49	31	30	37

Total recoveries of loans previously charged-off:	339	387	252	620	425

Net loan charge-offs (recoveries)	(194)	50	3,409	(149)	418
Additions to allowance charged to operating expense	1,200	1,500	1,425	1,475	800
Acquired allowance	–	–	–	–	1,194

Balance at end of year	$8,506	$7,112	$5,662	$7,646	$6,022

Ratio of net charge-offs during the year to average loans outstanding	(0.04%)	0.01%	0.78%	(0.04%)	0.12%

Ratio of allowance for loan losses to loans outstanding	1.65%	1.54%	1.29%	1.81%	1.52%

The increased ratio of allowance for loan loss to loans for 1999, reflects increased provisions associated with the deterioration of one borrower’s credit quality whose total relationship amounted to $4.1 million. Management placed this credit to non-accrual status during the fourth quarter of 1999 and subsequently charged-off $3.5 million of this loan during the first quarter of 2000. These provisions are the result of management’s evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

While the Company expects a similar level of charge-offs in future periods, the pace of the charge-offs depends on many factors including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels.

Notes to Consolidated Financial Statements

The allowance for loan losses is an estimate of the amount needed for an adequate reserve to absorb losses in the existing loan portfolio. This amount is determined by an evaluation of the loan portfolio including input from an independent organization engaged to review selected larger loans, a review of loan loss experience and current economic conditions. At December 31 of each year listed below, the allowance was comprised of the following components.

	2002		2001		2000		1999		1998

		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in		loans in		loans in		loans in		loans in
		each category		each category		each category		each category		each category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

(dollars in thousands)
Construction and land development	$497	6.4%	$605	8.5%	$285	5.0%	$441	5.1%	$361	5.5%
Commercial and industrial	1,106	9.0%	1,257	12.8%	1,200	21.8%	2,846	18.3%	912	16.4%
Commercial real estate	4,941	56.7%	3,786	52.2%	1,923	47.6%	2,951	49.5%	2,737	47.3%
Residential real estate	1,160	17.9%	955	19.1%	726	18.5%	867	19.6%	1,296	22.1%
Consumer and other	210	1.9%	173	1.8%	1,298	2.3%	332	3.0%	519	3.9%
Home equity	592	8.1%	336	5.6%	230	4.8%	209	4.5%	197	4.8%

	$8,506	100.0%	$7,112	100.0%	$5,662	100.0%	$7,646	100.0%	$6,022	100.0%

7. Bank Premises and Equipment

December 31,	2002	2001	Estimated Useful Life

(in thousands)
Land	$3,607	$3,633	–
Bank premises	6,198	6,533	30-39 years
Furniture and equipment	16,377	15,330	3-10 years
Leasehold improvements	3,483	1,888	30-39 years or lease term

	29,665	27,384
Accumulated depreciation and amortization	(16,737)	(15,502)

	$12,928	$11,882

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $711,000, $589,000 and $199,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2002 were as follows:

Year	Amount

(in thousands)
2003	$688
2004	636
2005	626
2006	553
2007	538
Thereafter	1,990

$5,031

Notes to Consolidated Financial Statements

8.	Deposits

The Company offers savings accounts, NOW accounts, demand deposits, time deposits and money market accounts. The Company offers cash management accounts which provide either automatic transfer of funds above a specified level from the customer’s checking account to a money market account or short-term borrowings. Also, an account reconciliation service is offered whereby the Company provides a computerized report balancing the customer’s checking account.

Interest rates on deposits are set bi-monthly by the Bank’s rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

Time Deposits as of December 31, are as follows:

	2002	2001	2000
(in thousands)
Three months or less	$89,701	$102,004	$153,958
Three months through twelve months	101,001	111,150	106,222
Over twelve months	73,487	17,594	27,888

	$264,189	$230,748	$288,068

Time Deposits of $100,000 or more as of December 31, are as follows:

	2002	2001	2000
(in thousands)
Three months or less	$49,939	$54,873	$108,783
Three months through twelve months	38,415	22,425	31,382
Over twelve months	1,078	770	1,688

	$89,432	$78,068	$141,853

9.	Securities Sold Under Agreements to Repurchase

	2002	2001	2000
(dollars in thousands)
Amount outstanding at December 31,	$51,800	$72,840	$71,450
Weighted average rate at December 31,	1.00%	1.12%	4.04%
Maximum amount outstanding at any month end	$69,190	$75,950	$77,426
Daily average balance outstanding during the year	$61,718	$71,826	$68,808
Weighted average rate during the year	1.13%	2.29%	4.24%

Amounts outstanding at December 31, 2002, 2001, and 2000 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $51,176,000, $71,629,000, and $72,974,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2002, 2001, and 2000, respectively. The approximate market value of the collateral at those dates was $51,994,000, $73,262,000, and $72,552,000, respectively.

10.	Other Borrowed Funds and Long Term Debt

	2002	2001	2000
(dollars in thousands)
Amount outstanding at December 31,	$198,170	$172,231	$126,078
Weighted average rate at December 31,	4.97%	5.30%	6.73%
Maximum amount outstanding at any month end	$199,163	$172,231	$161,83
Daily average balance outstanding during the year	$186,531	$123,007	$123,886
Weighted average rate during the year	4.97%	6.16%	6.56%

Notes to Consolidated Financial Statements

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25% and amounted to $2,038,000 at December 31, 2002. Also, the bank borrowed twenty-eight long term loans with the Federal Home Loan Bank. These loans total $166,233,000, bear a weighted average interest rate of 4.28% and mature between January 10, 2003 and March 21, 2011.

In May 1998, the Company, through its newly formed subsidiary, Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30% and mature on June 30, 2029. The Company is using the proceeds primarily for general business purposes.

         FEDERAL HOME LOAN BANK BORROWINGS

         The following table shows the maturity distribution of borrowings from the Federal Home Loan Bank of Boston (“FHLB”) as follows:

December 31,	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)
Within 1 year	$70,000	2.65%	$48,000	2.11%	–	0.00%
Over 1 year to 2 years	–	0.00%	–	0.00%	$2,000	6.76%
Over 2 years to 3 years	–	0.00%	5,000	1.99%	–	0.00%
Over 3 years to 5 years	1,233	7.20%	1,284	7.20%	–	0.00%
Over 5 years	95,000	5.45%	86,000	5.53%	72,331	5.87%

Total	$166,233	4.28%	$140,284	4.25%	$74,331	5.89%

11.    Stockholders’ Equity

DIVIDENDS

Holders of the Class A common stock may not vote in the election of directors, but may vote as a class to approve certain extraordinary corporate transactions. Class A common stockholders are entitled to receive dividends per share equal to at least 200% per share of that paid, if any, on each share of Class B common stock. Class A common stock is publicly traded. Class B common stock is not publicly traded, however, it can be converted on a share for share basis to Class A common stock at any time at the option of the holder. Dividend payments by the Company are dependent in part on the dividends it receives from the Bank, which are subject to certain regulatory restrictions.

EARNINGS PER SHARE (EPS)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2002, 2001 and 2000 was an increase of 17,469, 6,436 and 493 shares, respectively.

STOCK OPTION PLAN

During 2001, common stockholders of the Company approved a stock option plan (the “Option Plan”) that provides for granting of options for not more than 150,000 shares of Class A common stock. Under the Option Plan, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plan is administered by the Compensation Committee, of the Board of Directors, whose members are ineligible to participate in the Option Plan. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 32,925 options exercisable at December 31, 2002.

Notes to Consolidated Financial Statements

          Stock option activity under the plan is as follows:

	December 31,2002		December 31,2001

		Weighted Average		Weighted Average
	Amount	Exercise Price	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	36,500	$15.56	–	–
Granted	34,075	23.29	36,500	$15.56
Cancelled	(1,500)	15.063	–	–
Exercised	(2,075)	15.063	–	–

Outstanding at end of year	67,000	$19.52	36,500	$15.56

Exercisable at end of year	32,925		–

Available to be granted at end of year	79,425		113,500

Weighted average fair value of options granted during the year	$9.15		$5.92

At December 31, 2002 the 67,000 options outstanding have exercise prices between $15.063 and $24.75, with a weighted average exercise price at $19.52 and a weighted average remaining contractual life of 8 years. There were no options granted in 2000.

CAPITAL AND OTHER REGULATORY REQUIREMENTS

The Bank is subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company’s financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following table.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total capital (to Risk-Weighted Assets)	$92,636	13.26%	$55,876	8.00%	$69,845	10.00%
Tier 1 capital (to Risk-Weighted Assets)	84,130	12.05%	27,938	4.00%	41,907	6.00%
Tier 1 capital (to 4th Qtr. Average Assets)	84,130	5.87%	57,357	4.00%	71,696	5.00%
As of December 31, 2001
Total capital (to Risk-Weighted Assets)	$80,895	13.31%	$48,630	8.00%	$60,788	10.00%
Tier 1 capital (to Risk-Weighted Assets)	73,783	12.14%	24,315	4.00%	36,473	6.00%
Tier 1 capital (to 4th Qtr. Average Assets)	73,783	6.79%	43,449	4.00%	54,312	5.00%

Notes to Consolidated Financial Statements

12.     Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2002	2001	2000
(in thousands)
Current expense:
Federal	$12,936	$6,161	$883
State	633	177	90

Total current expense	13,569	6,338	973

Deferred expense:
Federal	(5,617)	(101)	4,534
State	(73)	–	–
Valuation allowance	–	–	(79)

Total deferred expense	(5,690)	(101)	4,455

Provision for income taxes	$7,879	$6,237	$5,428

Income tax accounts included in other assets and other liabilities at December 31 are as follows:

	2002	2001
(in thousands)
Currently (payable) receivable	$(4,875)	$328
Deferred income tax asset (liability), net	403	(3,137)

	$(4,472)	$(2,809)

Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 35% for 2002, 2001 and 2000 to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

	2002	2001	2000
(in thousands)
Federal income tax expense at statutory rates	$7,484	$5,984	$5,471
State income taxes, net of Federal income tax benefit	364	115	59
Effect of tax-exempt interest	(10)	(27)	(17)
Other	41	165	(85)

	$7,879	$6,237	$5,428

Effective Tax Rate	36.8%	36.5%	34.7%

Notes to Consolidated Financial Statements

     The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2002	2001
(in thousands)
Deferred income tax assets:
Allowance for loan losses	$2,995	$2,640
Deferred compensation	2,467	2,169
Acquisition premium	568	441
Investments writedown	51	51
Deferred gain	172	–
Other	44	49

Gross deferred income tax asset	6,297	5,350
Deferred income tax liabilities:
Deferred income	–	(4,879)
Unrealized gain on securities available-for-sale	(3,991)	(1,841)
Accrued dividends	(7)	(66)
Depreciation	(546)	(358)
Limited partnerships	(1,317)	(1,263)
Other	(33)	(80)

Gross deferred income tax liability	(5,894)	(8,487)

Deferred income tax asset (liability), net	$403	$(3,137)

The Company has received from the Commonwealth of Massachusetts Department of Revenue (DOR) notice that dividend distributions by the Bank’s subsidiary real estate investment trust (REIT) are fully taxable in Massachusetts and therefore not subject to the dividends received deduction (DRD). The Notice of Assessment to charge additional state excise taxes totaled $2.7 million plus interest for the three years ended December 31, 1999, 2000 and 2001. As of the date of this notice, interest amounted to $398 thousand. The Company has received additional state tax benefits of approximately $1.6 million for the twelve months ended December 31, 2002. The Company intends to vigorously defend its position.

In January 2003, the Massachusetts Governor put forth proposed legislation that would disallow the REIT dividend received deduction (DRD) effective for tax years ending on or after December 31, 1999. If the legislation is passed, the Company will cease recording the future tax benefits of the DRD effective for the tax year in which the legislation is passed. In addition, if the legislation applies retroactively as currently proposed, the Company will be required to recognize additional state excise taxes, including interest (net of the federal tax deduction associated with such taxes and interest), beginning in the first fiscal quarter in which the legislation is passed. This will reduce earnings by a material amount in the quarter in which the legislation is passed. As of February 25, 2003, the Company estimates that this reduction of earnings would be approximately $3.2 million. The Company is aware that Massachusetts financial institution trade groups have contended that the legislature does not have the ability to apply these provisions retroactively back to 1999.

13. Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Plan”), which is offered to all employees reaching minimum age and service requirements. An increase in the size of the work force and increased compensation expense in 2002 resulted in an increase in pension cost.

The Company has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant. Increased compensation expense resulted in increased cost for the Supplemental Plan.

Notes to Consolidated Financial Statements

	Defined Benefit Pension Plan		Supplemental Insurance / Retirement Plan

	2002	2001	2002	2001
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$10,533	$9,240	$9,791	$8,067
Service cost	583	493	72	53
Interest cost	685	624	636	545
Plan Amendment	158	–	578	–
Actuarial (gain)/loss	890	396	1,407	1,139
Benefits paid	(215)	(220)	(17)	(13)

Benefit obligation at end of year	$12,634	$10,533	$12,467	$9,791

Change in plan assets:
Fair value of plan assets at beginning of year	$7,059	$6,446
Actual return on plan assets	164	158
Employer contributions	775	675
Benefits paid	(215)	(220)

Fair value of plan assets at end of year	$7,783	$7,059

Funded status	$(4,851)	$(3,474)	$(12,467)	$(9,791)
Unrecognized prior service cost	(382)	(324)	(250)	368
Unrecognized net actuarial loss	(3,542)	(2,345)	(5,165)	(3,958)

Accrued benefit cost	$(927)	$(805)	$(7,052)	$(6,201)

Weighted average assumptions as of December 31:
Discount rate	6.50%	6.75%	6.50%	6.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%
Components of net periodic benefit cost:
Service cost	$583	$493	$72	$53
Interest cost	685	624	636	545
Expected return on plan assets	(557)	(508)	–	–
Amortization of unrecognized transition obligation	–	1	–	103
Recognized prior service cost	99	99	(39)	(39)
Recognized net losses	86	48	199	144

Net periodic cost	$896	$757	$868	$806

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions were matched by the Company at a rate of 25% for the first 4% of compensation contributed by each employee. The match was increased to a 33.3% match for the first 6% of compensation on October 1, 2001. The Company’s match totaled $202,500 for 2002, $112,000 for 2001 and $70,000 in 2000. Administrative costs associated with the plan are absorbed by the Company.

The Company does not offer any post retirement programs other than pensions.

14. Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2002. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company’s consolidated financial position or results of operation.

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be completed at the end of 2003 and the current commitment, which excludes build out costs, is approximately seven million dollars.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments, standby letters of credit and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments with off-balance sheet risk at December 31 are as follows:

Contract or Notional Amount	2002	2001

(in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1 - 4 family mortgages	$1,902	$2,305
Standby letters of credit	3,467	1,738
Unused lines of credit	97,535	86,556
Unadvanced portions of construction loans	19,234	25,547

Commitments to originate loans, unadvanced portions of construction loans and unused lines of credit are generally agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In addition to general commitments, the Company has originated 1–4 family mortgages for sale in the secondary markets. These loans were sold with and without recourse and no loan was originated without its sale having been pre-arranged. The Company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $193,000 at December 31, 2002 and $338,000 at December 31, 2001.

16. Other Operating Expenses

Year ended December 31,	2002	2001	2000
(in thousands)
Marketing	$1,440	$1,064	$1,286
Supplies	664	587	595
Telephone	434	312	268
Postage and delivery	690	621	492
Legal and audit	683	508	546
Consulting	399	419	278
Software maintenance/amortization	723	584	539
Processing services	1,215	1,013	764
Insurance	205	200	164
Director’s fees	192	208	181
FDIC assessment	163	150	141
Core deposit intangible amortization	167	200	200
Goodwill amortization	–	267	267
Capital expense amortization	311	311	224
Other	659	819	555

	$7,945	$7,263	$6,500

Notes to Consolidated Financial Statements

17.	Fair Values of Financial Instruments

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

DEPOSITS: The fair value of deposits with no stated maturity is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on the deposit products of similar maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit base intangibles”).

REPURCHASE AGREEMENTS AND OTHER BORROWED FUNDS: The fair value of repurchase agreements and other borrowed funds is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other borrowed funds of similar remaining maturities.

OFF-BALANCE SHEET INSTRUMENTS: The fair values of the Company’s unused lines of credit and unadvanced portions of construction loans, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Therefore, at December 31, 2002 and 2001, there was no fair value adjustment.

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2002		2001

	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

(in thousands)
Financial assets:
Cash and cash equivalents	$122,205	$122,205	$177,833	$177,833
Securities available-for-sale	761,531	761,531	460,833	460,833
Investment securities held-to-maturity	127,209	130,014	142,608	145,237
Net loans	505,743	524,860	455,660	460,302
Accrued interest receivable	9,370	9,370	7,561	7,561
Financial liabilities:
Deposits	1,146,284	1,156,330	888,408	889,191
Repurchase agreements and other borrowed funds	221,220	222,123	216,321	227,655
Long term debt	28,750	28,693	28,750	28,750
Accrued interest payable	1,176	1,176	1,204	1,204

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the type of financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no active market exists for some of the Bank’s financial instruments, fair value estimates are based on judgements regarding future expected loss experience, cash flows, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered.

Notes to Consolidated Financial Statements

18. Quarterly Result of Operations (unaudited)

2002 Quarters	Fourth	Third	Second	First

(in thousands, except per share data)
Interest income	$18,466	$18,090	$17,786	$16,782
Interest expense	6,293	6,532	6,087	5,806

Net interest income	12,173	11,558	11,699	10,976
Provision for loan losses	300	300	300	300

Net interest income after provision for loan losses	11,873	11,258	11,399	10,676
Other operating income	2,379	2,460	2,979	2,448
Operating expenses	8,678	8,399	8,644	8,368

Income before income taxes	5,574	5,319	5,734	4,756
Provision for income taxes	2,113	1,916	2,098	1,752

Net income	$3,461	$3,403	$3,636	$3,004

Share data:
Average shares outstanding, basic	5,517,400	5,517,400	5,515,982	5,515,350
Average shares outstanding, diluted	5,539,137	5,537,009	5,536,224	5,526,697
Earnings per share, basic	$0.63	$0.62	$0.66	$0.54
Earnings per share, diluted	$0.62	$0.61	$0.66	$0.54

2001 Quarters	Fourth	Third	Second	First

(in thousands, except per share data)
Interest income	$16,171	$16,885	$17,128	$17,275
Interest expense	5,758	6,813	7,353	7,777

Net interest income	10,413	10,072	9,775	9,498
Provision for loan losses	375	375	375	375

Net interest income after provision for loan losses	10,038	9,697	9,400	9,123
Other operating income	2,353	2,170	2,259	2,081
Operating expenses	7,956	7,446	7,441	7,182

Income before income taxes	4,435	4,421	4,218	4,022
Provision for income taxes	1,583	1,626	1,552	1,476

Net income	$2,852	$2,795	$2,666	$2,546

Share data:
Average shares outstanding, basic	5,515,350	5,538,502	5,540,350	5,547,350
Average shares outstanding, diluted	5,524,578	5,550,007	5,548,550	5,547,350
Earnings per share, basic	$0.52	$0.50	$0.48	$0.46
Earnings per share, diluted	$0.52	$0.50	$0.48	$0.46

Notes to Consolidated Financial Statements

19. Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2002 and 2001 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2002 are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS

December 31,	2002	2001

(in thousands)
Assets:
Cash	$34,882	$33,014
Investment in subsidiary, at equity	94,342	80,144
Other assets	557	859

Total assets	$129,781	$114,017

Liabilities and Stockholders’ Equity:
Liabilities	$775	$668
Long term debt	28,750	28,750
Stockholders’ equity	100,256	84,599

Total liabilities and stockholders’ equity	$129,781	$114,017

STATEMENTS OF INCOME

December 31,	2002	2001	2000

(in thousands)
Income:
Dividends from subsidiary	$4,774	$4,251	$3,193
Interest income from deposits in bank	575	1,297	1,835
Other income	74	73	79

Total income	5,423	5,621	5,107
Interest expense	2,460	2,460	2,460
Operating expenses	451	448	283

Income before income taxes and equity in undistributed income of subsidiary	2,512	2,713	2,364
Provision for income taxes	(786)	(542)	(293)

Income before equity in undistributed income of subsidiary	3,298	3,255	2,657
Equity in undistributed income of subsidiary	10,206	7,604	7,548

Net income	$13,504	$10,859	$10,205

STATEMENTS OF CASH FLOWS

Year Ended December 31,	2002	2001	2000

(in thousands)
Cash flows from operating activities:
Net income	$13,504	$10,859	$10,205
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(10,206)	(7,604)	(7,548)
Depreciation and amortization	314	317	230
(Increase) decrease in other assets	(11)	153	(133)
Increase (decrease) in liabilities	107	(532)	507

Net cash provided by operating activities	3,708	3,193	3,261

Cash flows from financing activities:
Stock options exercised	31	–	104
Cash dividends paid	(1,871)	(1,653)	(1,477)
Treasury stock repurchases	–	(698)	(2,120)

Net cash used in financing activities	(1,840)	(2,351)	(3,493)

Net increase in cash	1,868	842	232

Cash at beginning of year	33,014	32,172	32,404

Cash at end of year	$34,882	$33,014	$32,172

Notes to Consolidated Financial Statements

20.   Acquisition

On October 30, 2002 the Company and Capital Crossing Bank announced the signing of a definitive agreement under which the Bank will acquire Capital Crossing’s branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of its retail deposits in its main office at 101 Summer Street, Boston, Massachusetts. The agreement includes the acquisition of approximately $233.0 million in deposits and $4.0 million of related loans. The transaction is subject to customary conditions, including regulatory approval, which has been obtained, and is expected to close in the first quarter of 2003.

The following pro-forma condensed balance sheet was prepared as if this acquisition had taken place at December 31, 2002:

       PRO-FORMA CONDENSED BALANCE SHEETS (unaudited)

	Century	Capital	Pro-Forma		Pro-Forma
December 31, 2002	Bancorp, Inc.	Crossing Components	Adjustments		Combined

(in thousands)
Assets:
Cash and cash equivalents	$122,205	–	$(4,674	)(a)	$117,531
Securities	888,740	$228,300 (b)	–		1,117,040
Loans, net	505,743	4,000	–		509,743
Bank premises and equipment	12,928	700	–		13,628
Goodwill and intangibles	2,717	–	4,674	(a)	7,391
Other assets	24,868	–	–		24,868

Total assets	$1,557,201	$233,000	$–		$1,790,201

Liabilities:
Deposits	$1,146,284	$233,000	–		$1,379,284
Borrowed funds	221,220	–	–		221,220
Other liabilities	60,691	–	–		60,691
Long term debt	28,750	–	–		28,750

Total liabilities	1,456,945	233,000	–		1,689,945
Stockholders’ equity	100,256	–	–		100,256

Total Liabilities & stockholders’ equity	$1,557,201	$233,000	$–		$1,790,201

(a)	Premium and deal costs funded by sale of federal funds.

(b)	Assumes net proceeds invested in investment securities.

The following pro-forma condensed results of were prepared as if this acquisition had taken place on January 1, 2002. The pro-forma results are not necessarily indicative of the actual results of operations had the acquisition actually occurred on January 1, 2002.

       PRO-FORMA CONDENSED STATEMENTS OF INCOME (unaudited)

		Effects of
	Century	Capital	Pro-Forma		Pro-Forma
Year Ended December 31, 2002	Bancorp, Inc.	Crossing Components	Adjustments		Combined

(in thousands)
Interest income	$71,124	$9,600	$(82	)(a)	$80,643
Interest expense	24,718	7,011	–		31,729

Net interest income	46,406	2,590	(82)		48,914
Provision for loan losses	1,200	–	–		1,200

Net interest income after provision for loan losses	45,206	2,590	(82)		47,714
Operating income	10,266	54	0		10,320
Operating expenses	34,089	180	668	(b)	34,937

Income before income taxes	21,383	2,464	(750)		23,097
Provision for income taxes	7,879	907	(274	)(c)	8,512

Net income	$13,504	$1,557	$(476)		$14,585

Net income per share, basic	$2.45	–	–		$2.64
Net income per share, diluted	$2.44	–	–		$2.64

(a)	Foregone interest on federal funds sold to finance the acquisition.

(b)	Amortization of core deposit intangible amortization assuming a seven year amortization period.

(c)	Tax effect of pro-forma adjustments.

Independent Auditors’ Report

KPMG LLP Certified Public Accountants 99 High Street Boston, Massachusetts 02110

The Board of Directors Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        January 10, 2003

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 2002 are as follows:

Name	Age	Position
George R. Baldwin	59	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Roger S. Berkowitz	50	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Karl E. Case, Ph.D.	56	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Henry L. Foster, D.V.M	77	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Marshall I. Goldman, Ph.D.	72	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Russell B. Higley, Esquire	63	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan B. Kay	43	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Fraser Lemley	62	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph P. Mercurio	54	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph J. Senna, Esquire	63	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Barry R. Sloane	47	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan G. Sloane	44	Director and Executive Vice President, Century Bancorp, Inc.; Director, President and Chief Operating Officer, Century Bank and Trust Company

Marshall M. Sloane	76	Chairman, President and Chief Executive Officer, Century Bancorp, Inc.; Chairman and Chief Executive Officer, Century Bank and Trust Company

Stephanie Sonnabend	49	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

George F. Swansburg	60	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jon Westling	60	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Mr. Baldwin became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of Baldwin & Co., which is a financial services firm. He was formerly President and Chief Executive Officer of Kaler Carney Liffler & Co.

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

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He is a Professor Emeritus of Economics at Wellesley College and Associate Director of the Davis Center for Russian Studies at Harvard University.

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

Mr. Barry R. Sloane became a director of the Company in 1997. He was also elected a director of Century Bank and Trust Company in 1997. Mr. Sloane is Managing Director of Steinberg, Priest & Sloane Capital Management, LLC, which is an investment advisory firm. Formerly, he was Region Head for the Southeastern United States for the Citigroup Private Bank and Head of North America for Credit Suisse Private Banking.

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

Mr. Westling became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Westling is President Emeritus of Boston University.

All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Jonathan G. Sloane are the sons of Marshall M. Sloane and Jonathan B. Kay is the son-in-law of Marshall M. Sloane.

The Audit Committee meets with KPMG LLP, the independent certified public accountants, in connection with the annual audit of the Company’s financial statements. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiary. The Audit Committee met four times during 2002.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee is composed of five directors, each of whom is independent as defined by the National Association of Securities Dealers’ current listing standards. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. A copy of this Charter was last published in the 10-K for the period ending December 31, 2000.

Management is responsible for the Company’s internal controls and financial reporting process. The independent accountants are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has also discussed with KPMG LLP, the independent accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Additionally, the Audit Committee has discussed with KPMG LLP the firm’s independence. Fees paid to KPMG LLP for audit and other fees were $110,000 and $58,000, respectively. The other fees were approximately $40,000 for tax services performed and $18,000 for benefit plan audits.

Based on the review and discussions referred to in the paragraph above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

Joseph J. Senna, Chair, George R. Baldwin, Russell B. Higley, George F. Swansburg, Jon Westling

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

Marshall M. Sloane	Chairman, President and Chief Executive Officer; Chairman and Chief Executive Officer, Century Bank and Trust Company. Mr. Sloane is 76 years old.

Jonathan G. Sloane	Director and Executive Vice President; Director, President and Chief Operating Officer, Century Bank and Trust Company. Mr. Sloane is 44 years old.

Paul V. Cusick, Jr.	Vice President and Treasurer; Executive Vice President, Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Cusick is 58 years old.

Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, cash management and fee income. Mr. Evangelista is 39 years old. He joined the Company in 1999. Formerly, he was Senior Vice President at U.S. Trust.

David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 47 years old. He joined the Company in 1999. Formerly, he was Regional President of Citizens Bank.

Compensation Committee Report on Executive Compensation

The Compensation Committee is a committee of the Board of Directors composed of Joseph P. Mercurio as Chairman, Fraser Lemley and Roger S. Berkowitz. It reviews the salaries of the Company’s officers and administers the Company’s Supplemental Executive Insurance/Retirement Income Plan and Incentive Compensation Plan.

Decisions on compensation of the Company’s executives are generally made by the Compensation Committee of the Board of Directors. Each member of the Compensation Committee is a non-employee director. The goal of the Committee is to provide competitive levels of compensation in order to attract and retain qualified executive personnel. The Compensation Committee believes that the actions of each executive officer have the potential to affect the short and long term profitability of the Company. Accordingly, the Compensation Committee places considerable importance on the design and administration of the executive compensation program.

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

Base Salary

Base salary levels are set so that the Company has the management talent to meet the challenges in the financial services industry. Several factors are included in setting base salaries including the responsibilities of the executive officer, the scope of the executive’s position, individual performance and salary levels at peer banks. Historically, the Company’s executive compensation practices have been designed to provide total compensation in the middle range of compensation levels at similar banking institutions. Salary increases for the senior management group have averaged 5% to 9% during the last several years.

Cash Incentive Plans

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. No bonuses are paid unless actual earnings are of budgeted net income. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 2002, 2001 and 2000 are shown in the Summary Compensation Table.

Executive Benefits

The Company’s executive compensation package includes a special benefits component in addition to base salary and cash and stock incentive plans. These special benefits are viewed as less important than the above. Where such benefits are provided, they are intended to support other business purposes including facilitating business development efforts.

Chief Executive Officer Compensation

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 2002 cash compensation for Mr. Sloane was $1,005,600 of which $710,000 was base salary.

Conclusion

The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

Value of $100 Invested on December 31, 1997 at:

	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02

Century	103.17	93.43	86.52	120.01	161.75
Nasdaq Banks	99.36	95.51	108.95	117.97	120.61
Nasdaq U.S	140.99	261.48	157.42	124.89	86.33

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 1997 and that all dividends were reinvested.

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal years ending December 31, 2000, 2001 and 2002, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.

Summary Compensation Table

					Long-Term Compensation

		Annual Compensation			Awards		Payouts	All Other
								Compensation
					Restricted	Securities		($)
Name					Stock	Underlying	LTIP	(2)
And		Salary	Bonus(1)	Other	Awards	Options	Payouts
Principal Position	Year	($)	($)	($)	($)	(#)	($)

Marshall M. Sloane	2002	710,000	377,000	0	0	12,000	0	78,079
Chairman, President and CEO,	2001	643,500	295,600	0	0	12,000	0	58,863
Century Bancorp, Inc.	2000	585,000	268,000	0	0	0	0	49,955
Chairman and CEO, Century Bank and Trust Company
Jonathan G. Sloane	2002	360,000	151,600	0	0	6,000	0	6,848
Executive Vice President Century	2001	316,000	119,700	0	0	6,000	0	5,762
Bancorp, Inc.	2000	295,000	108,800	0	0	0	0	5,379
President and COO, Century Bank and Trust Company
Paul V. Cusick, Jr.	2002	250,000	95,800	0	0	3,000	0	11,539
Executive Vice President	2001	209,000	76,500	0	0	3,000	0	8,466
Century Bank and Trust Company	2000	195,000	69,500	0	0	0	0	6,218
David B. Woonton	2002	220,000	95,800	0	0	2,000	0	3,850
Executive Vice President	2001	200,000	76,500	0	0	2,000	0	2,851
Century Bank and Trust Company	2000	187,200	69,500	0	0	0	0	1,280
Paul A. Evangelista	2002	193,000	95,800	0	0	2,000	0	4,359
Executive Vice President	2001	172,000	76,500	0	0	2,000	0	2,167
Century Bank and Trust Company	2000	160,000	69,500	0	0	0	0	560

(1)	Bonus amounts are based on performance for the years shown.

(2)	Term insurance premiums paid for Supplemental Executive Insurance/Retirement Income Plan and matching contribution for the 401(k) plan.

Options Grants in 2002

The following table provides information relating to option grants pursuant to our stock option plans during 2002 to our named executive officers.

					Potential Realizable Value
			Individual Grants		at Assumed Rates of
	(1)	(2)	(3)		Stock Price Appreciation
		Percentage of			for Option Term(4)(5)(6)
	Options	Total Options	Exercise	Expiration
Executive Officer	Granted	Granted	Price	Date	5%	10%

Marshall M. Sloane	12,000	35.22%	$24.75	January 16, 2006	$82,056	$181,321
Jonathan G. Sloane	6,000	17.61%	22.50	January 16, 2011	84,901	215,155
Paul V. Cusick, Jr.	3,000	8.80%	22.50	January 16, 2011	42,450	107,578
David B. Woonton	2,000	5.87%	22.50	January 16, 2011	28,300	71,718
Paul A. Evangelista	2,000	5.87%	22.50	January 16, 2011	28,300	71,718

(1)	Options vest and become exercisable 50% per year commencing on the first anniversary of the date of grant. None of the indicated awards were accompanied by stock appreciation rights.

(2)	Percentage of options to purchase an aggregate of 34,075 shares of Common Stock to all Officers during 2002.

(3)	The exercise price was based on the market price of the Common Stock on the date of grant.

(4)	Assumes future stock prices of $30.08 and $36.24 for options granted on January 16, 2002 to Marshall M. Sloane at compounded rates of return of 5% and 10% respectively.

(5)	Assumes future stock prices of $34.90 and $53.05 for options granted on January 16, 2002 to all other Officers at compounded rates of return of 5% and 10% respectively.

(6)	There were no exercises of stock options in 2002.

Aggregated Option Exercises in 2002 and Year-end Option Values

The following table provides information relating to option exercises in 2002 by our named executive officers and the value of such officers’ unexercised options at December 31,2002.

					Value of Unexercised
			Number of		In-The-Money
	Shares Acquired	Value	Options		Options at
	On Exercise(#)	Realized($)	at Year End(#)		Year End(#)(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable
Marshall M. Sloane	—	$0	6,000	18,000	$59,700	$179,100
Jonathan G. Sloane	—	0	3,000	9,000	34,371	103,113
Paul V. Cusick	—	0	1,500	4,500	17,186	51,557
David B.Woonton	—	0	1,000	3,000	11,457	34,371
Paul A. Evangelista	—	0	1,000	3,000	11,457	34,371

(1)	Based on a per share market price of $26.52

Supplemental Executive Insurance/Retirement Income Plan

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Executive Insurance/Retirement Income Plan (the “Supplemental Plan”).

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual’s salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $3,925,000, $1,800,000, $1,250,000, $1,100,000 and $965,000 for Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, Woonton and Evangelista.

Premiums paid by the Company in 2002 amounted to $87,800, $63,500, $27,200, $65,000, and $46,587, for policies on the lives of Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, Woonton, and Evangelista. The policies are on an “insurance bonus” basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy’s proceeds. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

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

Five Year	Executive Officer	Senior Officer
Average Compensation	Annual Benefit	Annual Benefit

$100,000	$75,000	$66,666
150,000	112,500	100,000
200,000	150,000	133,300
250,000	187,500	166,700
300,000	225,000	200,000
400,000	300,000	266,700
600,000	450,000	400,000
800,000	600,000	533,300

As of January 1, 2003, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, Woonton, and Evangelista were 100%, 100%, 92.5%, 0%, and 0%, vested, respectively, under the Supplemental Plan.

The Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. The frozen benefit is $2,925,000 of pre-retirement death benefit and $455,034 of annual retirement income. In consideration of this frozen benefit, the Company has acquired a life insurance policy providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2002 (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock (ii) by each of the Company’s directors and certain officers; and (iii) by all directors and officers of the Company as a group. As of December 31, 2002, there were 3,397,315 shares of Class A Common Stock and 2,120,110 shares of Class B Common Stock outstanding.

Number of Beneficial
Owner & Address or Number	Class A		% A	Class B		% B
of Persons in Group	Owned		Owned	Owned		Owned

The Banc Funds (11)	272,700		8.03%
208 South LaSalle Street Chicago, IL 60604
Endicott Management Company (14)	266,800		7.85%
237 Park Avenue, Suite 801 New York, NY 10017
Wellington Management Co., LLP(13)	211,700		6.23%
75 State Street Boston, MA 02109
Kennedy Capital Management, Inc.(12)	204,600		6.02%
10829 Olive Boulevard St. Louis, MO 63141
Marshall M. Sloane (a)(b)	17,203	(1)	0.51%	1,695,930	(2)	79.99%
400 Mystic Ave Medford, MA 02155
George R. Baldwin (a)	3,359		0.10%
Roger S. Berkowitz (a)	2,534		0.07%
Karl E. Case (a)	1,797		0.05%
Paul V. Cusick, Jr. (b)	15,200		0.45%
Paul A. Evangelista(b)	500		0.01%
Henry L. Foster, D.V.M. (a)	19,900		0.59%	1,000		0.05%
Marshall I. Goldman (a)	1,704	(3)	0.05%	30,000	(4)	1.42%
Russell B. Higley, Esquire (a)	4,864		0.14%
Jonathan B. Kay (a)	6,418	(7)	0.19%	60,000	(6)	2.83%
Fraser Lemley (a)	8,685	(9)	0.26%
Joseph P. Mercurio (a)	4,344		0.13%
Joseph J. Senna (a)	46,531	(5)	1.37%
Barry R. Sloane (a)	2,822	(10)	0.08%
Jonathan G. Sloane (a)(b)	18,273	(8)	0.54%	60,000		2.83%
Stephanie Sonnabend (a)	1,434		0.04%
George F. Swansburg (a)	30,040		0.88%
Jon Westling (a)	1,906		0.06%
David B. Woonton (b)	—		0.00%

(a) Denotes director of the Company (b) Denotes officer of the Company

All directors and officers as a group (20 in number) (iii)	187,514		5.52%	1,846,930		87.11%

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 13,999 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, and does not include 120,000 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 34,800 shares owned by Mr. Senna’s spouse.

(6)	Entire 60,000 shares are owned by Mr. Kay’s spouse who is also Marshall Sloane’s daughter.

(7)	Includes 71 shares owned by Mr. Kay’s spouse.

(8)	Includes 81.86 shares owned by Mr. Sloane’s spouse and includes 345 shares owned by Mr. Jonathan Sloane’s children.

(9)	Includes 500 shares owned by Mr. Lemley’s spouse and 610 shares held by son, Noah Lemley.

(10)	Includes 40 shares owned by son and 71 shares owned by partner Candace Lapidus.

(11)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by The Banc Funds on February 13, 2003.

(12)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by Kennedy Capital Management, Inc. on February 18, 2003.

(13)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Wellington Management Co., LLP on February 12, 2003.

(14)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Endicott Management Company on February 14, 2003.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company’s knowledge, there currently are none) are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the Company believes that, during 2002, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with.

The following schedule provides information, with respect to compensation plans, on equity securities (common shares) that are authorized for issuance as of December 31, 2002:

Number of shares
remaining available for
future issuance under
	Number of shares		equity compensation
	to be issued	Weighted-average	plans (excluding
	upon exercise of	exercise price of	shares in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	67,000	$19.52	79,425
Equity compensation plans not approved by security holders	—	—	—

Total	67,000	$19.52	79,425

All compensation plans have been previously approved by shareholders. There are 79,425 shares available for future issuance for the Employee plan.

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

PART IV

ITEM 14. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this annual report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements.

		The following financial statements of the company and its subsidiaries are presented in Item 8:

		Independent Auditors’ Report

		Consolidated Balance Sheets - December 31, 2002 and 2001

		Consolidated Statements of Income — Years Ended December 31, 2002, 2001 and 2000

		Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2002, 2001 and 2000

		Consolidated Statements of Cash Flows-Years Ended December 31, 2002, 2001 and 2000

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

		All schedules are omitted because either the required information is shown in the financial statements

		or notes incorporated by reference, or they are not applicable, or the data is not significant.

	(3)	Exhibits

		Exhibit number 23.1, the Independent Auditors Consent, is attached.

		Exhibit number 23.2, the Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached.

		Exhibit number 23.3, agreement by and between Century Bank and Trust Company and Marshall M. Sloane, dated as of December 28,2001, is attached. The agreement freezes Mr. Sloane’s Supplemental Executive Retirement Benefit at its current level. In consideration for the agreement, the Company will acquire a life insurance policy providing a death benefit upon the death of the survivor of Mr. Sloane or Mrs. Sloane (his “wife”).

		Exhibit number 23.4, the Century Bancorp Supplemental Executive Retirement and Insurance Plan, is attached.

(b)	Reports on Form 8K.

Current report on 8-K dated October 28, 2002, announcing Century Bank and Trust Company (the“Bank”), the principal subsidiary of Century Bancorp, Inc. (the“Company”), executed a Purchase and Assumption Agreement with Capital Crossing Bank pursuant to which the Bank will acquire Capital Crossing’s branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of its retail deposits in its main office at 101 Summer Street, Boston, Massachusetts.

(c)	Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(d)	Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March 2003.

Century Bancorp, Inc.

/s/ Marshall M. Sloane By: Marshall M. Sloane, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ Barry R. Sloane Barry R. Sloane, Director

/s/ Roger S. Berkowitz Roger S. Berkowitz, Director	/s/ Stephanie Sonnabend Stephanie Sonnabend, Director

/s/ Karl E. Case Karl E. Case, Ph.D., Director	/s/ George F. Swansburg George F. Swansburg, Director

/s/ Henry L. Foster Henry L. Foster, D.V.M., Director	/s/ Jon Westling Jon Westling, Director

/s/ Marshall I. Goldman Marshall I. Goldman, Ph.D., Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman, President and Chief Executive Officer

/s/ Russell B. Higley Russell B. Higley, Esquire, Director	/s/ Jonathan G. Sloane Jonathan G. Sloane, Director and Executive Vice President

/s/ Jonathan B. Kay Jonathan B. Kay, Director	/s/ Paul V. Cusick, Jr. Paul V. Cusick, Jr., Vice President and Treasurer, Principal Financial Officer

/s/ Fraser Lemley Fraser Lemley, Director	/s/ Kenneth A. Samuelian Kenneth A. Samuelian, Vice President and Controller, Century Bank and Trust Company, Principal Accounting Officer

/s/ Joseph P. Mercurio Joseph P. Mercurio, Director

/s/ Joseph J. Senna Joseph J. Senna, Esquire, Director

CERTIFICATIONS

I, Marshall M. Sloane, certify that:

1. I have reviewed this annual report on Form 10-K of Century Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Marshall M. Sloane Marshall M. Sloane Chairman and Chief Executive Officer (Principal Executive Officer)

I, Paul V. Cusick, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Century Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors;

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Paul V. Cusick Jr. Paul V. Cusick, Jr. Vice President and Treasurer (Chief Financial Officer)