Form 10-Q
period 2003-03-31
CENTURY BANCORP INC
filed 2003-05-09
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             March 31, 2003.
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________________________________________.

Commission file number                 0-15752.

                             CENTURY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 COMMONWEALTH OF MASSACHUSETTS                           04-2498617
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     400 MYSTIC AVENUE, MEDFORD, MA                                     02155
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

[X] Yes  [ ] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
[X] Yes  [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2003:

CLASS A COMMON STOCK, $1.00 PAR VALUE                3,402,725 SHARES
CLASS B COMMON STOCK, $1.00 PAR VALUE                2,115,100 SHARES

                                     1 of 19

                              Century Bancorp, Inc.

                                                                              Page
                                       Index                                 Number
                                       -----                                 ------
Part I            Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets:
                  March 31, 2003 and December 31, 2002                         3

                  Consolidated Statements of Income:
                  Three (3) months ended March 31, 2003 and
                  2002.                                                        4

                  Consolidated Statements of Changes in Stockholders'
                  Equity: Three (3) months ended March 31, 2003 and
                  2002.                                                        5

                  Consolidated Statements of Cash Flows:
                  Three (3) months ended March 31, 2003 and 2002.              6

                  Notes to Consolidated Financial Statements                   7-10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         10-16

Item 3.           Quantitative and Qualitative Disclosure About
                  Market Risk                                                 16

Item 4.           Controls and Procedures                                     16

Part II.          Other Information

                  Item 1 through Item 6                                       16-17

Signatures                                                                    17

Certifications                                                                18-19

                                    2 of 19

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets

                           (000's)                                                     March 31,
                                                                                         2003          Dec. 31,
Assets                                                                                (unaudited)        2002
------                                                                                -----------     ----------
Cash and due from banks                                                               $   74,423      $   63,188
Federal funds sold and interest-bearing deposits in other banks                           93,019          59,017
                                                                                      ----------      ----------
    Total cash and cash equivalents                                                      167,442         122,205
                                                                                      ----------      ----------
Securities available-for-sale, amortized cost $868,046 and
         $750,129, respectively                                                          878,546         761,531
Securities held-to-maturity, market value $171,825 and
         $130,014, respectively                                                          168,969         127,209

Loans, net:
  Commercial & industrial                                                                 46,360          46,044
  Construction & land development                                                         31,404          33,155
  Commercial real estate                                                                 281,837         291,598
  Residential real estate                                                                 89,524          92,291
  Consumer & other                                                                         9,229           9,634
  Home equity                                                                             39,764          41,527
                                                                                      ----------      ----------
    Total loans, net                                                                     498,118         514,249
      Less: allowance for loan losses                                                      8,751           8,506
                                                                                      ----------      ----------
        Net loans                                                                        489,367         505,743

  Bank premises and equipment                                                             14,451          12,928
  Accrued interest receivable                                                              9,643           9,370
  Goodwill                                                                                 2,717           2,717
  Core Deposit Intangible                                                                  4,059               0
  Other assets                                                                            16,220          15,498
                                                                                      ----------      ----------
          Total assets                                                                $1,751,414      $1,557,201
                                                                                      ==========      ==========
Liabilities

Deposits:
  Demand deposits                                                                     $  252,972      $  248,340
  Savings and NOW deposits                                                               285,437         275,834
  Money market accounts                                                                  455,162         357,921
  Time deposits                                                                          323,180         264,189
                                                                                      ----------      ----------
    Total deposits                                                                     1,316,751       1,146,284

Securities sold under agreements to repurchase                                            52,710          51,800
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                        126,835         169,420
Other liabilities                                                                        127,696          60,691
Long term debt                                                                            28,750          28,750
                                                                                      ----------      ----------
        Total liabilities                                                              1,652,742       1,456,945
Commitments and contingencies

Stockholders' equity

  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,786,325 shares and 3,780,915 shares, respectively          3,786           3,781
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,162,650 shares and 2,167,660 shares, respectively           2,163           2,168
  Additional paid-in capital                                                              11,128          11,123
  Retained earnings                                                                       81,469          81,755
  Treasury stock, Class A, 383,600 shares, each period, at cost                           (5,941)         (5,941)
  Treasury stock, Class B, 47,550 shares, each period, at cost                               (41)            (41)
                                                                                      ----------      ----------
                                                                                          92,564          92,845
  Accumulated other comprehensive income, net of taxes                                     6,108           7,411
                                                                                      ----------      ----------
        Total stockholders' equity                                                        98,672         100,256
                                                                                      ----------      ----------
          Total liabilities and stockholders' equity                                  $1,751,414      $1,557,201
                                                                                      ==========      ==========

See accompanying Notes to Consolidated Financial Statements.

                                                                         3 of 19

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)

                           (000's except share data)                                 Three months ended March 31,
                                                                                         2003           2002
                                                                                      ----------      ----------
Interest income
  Loans                                                                               $    8,533      $    8,587
  Securities held-to-maturity                                                              1,519           1,959
  Securities available-for-sale                                                            7,618           6,095
  Federal funds sold and interest-bearing deposits in other banks                             69             141
                                                                                      ----------      ----------
      Total interest income                                                               17,739          16,782

Interest expense
  Savings and NOW deposits                                                                   494             585
  Money market accounts                                                                    1,153           1,025
  Time deposits                                                                            1,907           1,909
  Securities sold under agreements to repurchase                                             140             189
  FHLB borrowings, other borrowed funds and long term debt                                 2,366           2,098
                                                                                      ----------      ----------
      Total interest expense                                                               6,060           5,806
                                                                                      ----------      ----------
        Net interest income                                                               11,679          10,976

          Provision for loan losses                                                          225             300
                                                                                      ----------      ----------
        Net interest income after provision
         for loan losses                                                                  11,454          10,676

Other operating income
  Service charges on deposit accounts                                                      1,145           1,077
  Lockbox fees                                                                               801             887
  Brokerage commissions                                                                      135             267
  Other income                                                                               227             217
                                                                                      ----------      ----------
      Total other operating income                                                         2,308           2,448
                                                                                      ----------      ----------

Operating expenses
  Salaries and employee benefits                                                           5,363           5,223
  Occupancy                                                                                  650             571
  Equipment                                                                                  288             539
  Other                                                                                    2,039           2,035
                                                                                      ----------      ----------
      Total operating expenses                                                             8,340           8,368
                                                                                      ----------      ----------

        Income before income taxes                                                         5,422           4,756

 Provision for income taxes                                                                5,218           1,752
                                                                                      ----------      ----------

        Net income                                                                    $      204      $    3,004
                                                                                      ==========      ==========

Share data:
  Weighted average number of shares outstanding, basic                                 5,517,616       5,515,350
  Weighted average number of shares outstanding, diluted                               5,537,151       5,526,697
  Net income per share, basic                                                         $     0.04      $     0.54
  Net income per share, diluted                                                       $     0.04      $     0.54
  Cash dividends declared:
    Class A common stock                                                              $   0.1100      $   0.1000
    Class B common stock                                                              $   0.0550      $   0.0500

See accompanying Notes to Consolidated Financial Statements.

                                                                         4 of 19

Century Bancorp, Inc. - Consolidated Statements of Changes in Stockholders' Equity (unaudited)

-----------------------------------------------------------------------------------------
                                           Class A      Class B     Additional
                                           Common       Common       Paid-In     Retained
                                            Stock        Stock       Capital     Earnings
                                          ---------    ---------    ---------   ---------
                                                               (000's)
2002

Balance at December 31, 2001              $   3,761    $   2,186    $  11,093   $  70,123

Net income                                        -            -            -       3,004

Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale                 -            -            -           -

Comprehensive income

Conversion of Class B common stock to
  Class A common stock, 13,200 shares            13          (13)           -           -

Stock Options Exercised, 550 shares               1            -            8           -

Cash dividends, Class A common stock,
    $.10 per share                                -            -            -        (340)

Cash dividends, Class B common stock,
    $.05 per share                                -            -            -        (107)
                                          ---------    ---------    ---------   ---------
Balance at March 31, 2002                 $   3,775    $   2,173    $  11,101   $  72,680
                                          ================================================

2003

Balance at December 31, 2002              $   3,781    $   2,168    $  11,123   $  81,755

Net income                                        -            -            -         204

Other comprehensive income, net of tax:
  Change in unrealized gain on
    securities available-for-sale                 -            -            -           -

Comprehensive loss

Conversion of Class B common stock to
    Class A common stock, 5,010 shares            5           (5)           -           -

Stock Options Exercised, 400 shares               -            -            5           -

Cash dividends, Class A common stock,
    $.11 per share                                -            -            -        (374)

Cash dividends, Class B common stock,
    $.055 per share                               -            -            -        (116)
                                          ---------    ---------    ---------   ---------
Balance at March 31, 2003                 $   3,786    $   2,163    $  11,128   $  81,469
                                          ================================================

-------------------------------------------------------------------------------------------------
                                                                    Accumulated
                                          Treasury      Treasury      Other           Total
                                            Stock        Stock      Comprehensive   Stockholders'
                                           Class A      Class B     Income (Loss)     Equity
                                          ---------    ---------    -------------   -------------
                                                               (000's)
2002

Balance at December 31, 2001              ($  5,941)   ($     41)     $   3,418       $  84,599

Net income                                        -            -              -           3,004

Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale                 -            -         (4,253)         (4,253)
                                                                                      ---------
Comprehensive income                                                                     (1,249)

Conversion of Class B common stock to
  Class A common stock, 13,200 shares             -            -              -               -

Stock Options Exercised, 550 shares               -            -              -               9

Cash dividends, Class A common stock,
    $.10 per share                                -            -              -            (340)

Cash dividends, Class B common stock,
    $.05 per share                                -            -              -            (107)
                                          ---------    ---------      ---------       ---------
Balance at March 31, 2002                 ($  5,941)   ($     41)     ($    835)      $  82,912
                                          =====================================================

2003

Balance at December 31, 2002              ($  5,941)   ($     41)     $   7,411       $ 100,256

Net income                                        -            -              -             204

Other comprehensive income, net of tax:
  Change in unrealized gain on
    securities available-for-sale                 -            -         (1,303)         (1,303)
                                                                                      ---------
Comprehensive loss                                                                       (1,099)

Conversion of Class B common stock to
    Class A common stock, 5,010 shares            -            -              -               -

Stock Options Exercised, 400 shares               -            -              -               5

Cash dividends, Class A common stock,
    $.11 per share                                -            -              -            (374)

Cash dividends, Class B common stock,
    $.055 per share                               -            -              -            (116)
                                          ---------    ---------      ---------       ---------
Balance at March 31, 2003                 ($  5,941)   ($     41)     $   6,108       $  98,672
                                          =====================================================

See accompanying Notes to Consolidated Financial Statements.

                                                                         5 of 19

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)          2003         2002
---------------------------------------------------------------------------------------------------------
                                                                               For the three months ended
                                                                                       March 31,
                                                                                       (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $     204    $   3,004
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                        225          300
      Deferred income taxes                                                         (1,050)        (234)
      Net depreciation and amortization                                                229          481
      Increase in accrued interest receivable                                         (273)      (1,417)
      (Increase) decrease in other assets                                           (4,289)      (2,168)

      Loans originated for sale                                                       (180)         ---
      Proceeds from sales of loans                                                     177            6

      Gain on sales of loans                                                             3          ---
      Increase (decrease) in other liabilities                                       5,078        1,713
                                                                                 ---------    ---------
        Net cash provided by operating activities                                      124        1,685
                                                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                        187,062       54,014
  Purchase of securities available-for-sale                                       (304,926)    (150,693)
  Proceeds from maturities of securities held-to-maturity                           31,102       22,582
  Purchase of securities held-to-maturity                                          (72,877)      (7,970)
  Increase (decrease) in payable for investments purchased                          61,926      (33,976)
  Net decrease in loans                                                             16,269       (4,768)
  Capital expenditures                                                              (1,750)        (295)
                                                                                 ---------    ---------
    Net cash used in investing activities                                          (83,194)    (121,106)
                                                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits                                          58,991      (46,846)
  Net increase in demand, savings, money market and NOW deposits                   111,476       27,284
  Net proceeds from the exercise of stock options                                        5            9
  Cash dividends                                                                      (490)        (447)
  Net increase (decrease) in securities sold under agreements to repurchase            910       (6,400)
  Net (decrease) increase in FHLB borrowings and other borrowed funds              (42,585)      14,193
                                                                                 ---------    ---------
    Net cash provided by (used in) financing activities                            128,307      (12,207)
                                                                                 ---------    ---------
Net decrease in cash and cash equivalents                                           45,237     (131,628)
  Cash and cash equivalents at beginning of year                                   122,205      177,833
                                                                                 ---------    ---------
  Cash and cash equivalents at end of period                                     $ 167,442    $  46,205
                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                     $   6,015    $   5,375
    Income taxes                                                                     4,928          175
  Change in unrealized gains on securities available-for-sale, net of taxes     ($   1,303)  ($   4,253)

See accompanying Notes to Consolidated Financial Statements.

                                                                         6 of 19

                              Century Bancorp, Inc.

                   Notes to Consolidated Financial Statements

SUMMARY OF CRITICAL ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION

                  The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC") and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment under Statements of Financial Accounting Standards No. 131.

                  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended March 31, 2003, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. It is suggested that these statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2002.

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

         ALLOWANCE FOR LOAN LOSSES

                  Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Management maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance

                  The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category. Loss factors are based on the Company's historical loss experience as well as regulatory guidelines.

                  Specific allowances are established in cases where management has identified significant conditions related to a credit that management believes that the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance

                  The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances as well as management's evaluation of various conditions, including the business and economic conditions, delinquency trends, charge-off experience and other asset quality factors, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits

                  Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

         IMPAIRED INVESTMENT SECURITIES

                  If a material decline in fair value below the amortized cost basis of an investment security is judged to be "other than temporary," generally six months or longer, the cost basis of the investment is written down to fair value. The amount of the write-down is included as a charge to earnings. An "other than temporary" impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for "other than temporary" impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer's current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies.

         STOCK OPTION ACCOUNTING

                  The Company currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the "cost" of the option at the grant date is estimated using an option valuation model and recognized as compensation expense over the vesting period of the option. Any change from the intrinsic value method to the fair value method of accounting for stock options is required to be applied prospectively for options granted after the date of change in method which must be as of the beginning of a fiscal year. The Company generally awards stock options annually with a grant date in January.

                  Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              March 31, 2003     March 31, 2002
                                              --------------     --------------
                                                   (Dollars in Thousands)
Net income

       As reported                                 $204              $3,004
       Pro forma and diluted                        163               2,963
       Pro forma stock based
        Compensation (net of tax)                    41                  41

Basic earning per share
       As reported                                 0.04                0.54
       Pro forma                                   0.03                0.54
Diluted earnings per share
       As reported                                 0.04                0.54
       Pro forma                                   0.03                0.54

                  In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yields                               1.67%           2.25%
Expected life                               7 years         8 years
Expected volatility                             25%             25%
Risk-free interest rate                       3.83%           4.01%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

                  Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and nontraditional institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company's loan portfolio comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

                  Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

OVERVIEW          For the quarter ended March 31, 2003.

                  Earnings for the first quarter ended March 31, 2003 were $204.4 thousand, a decrease of 93.2% when compared with the first quarter 2002 earnings of $3.0 million. Diluted earnings per share for the first quarter 2003 were $0.04 versus $0.54 for the first quarter of 2002. Included in income for the quarter ended March 31, 2003 is the previously announced net tax charge of $3,229,000 associated with recent Massachusetts legislation that disallows the dividend received deduction for dividends received from a real estate investment trust, or "REIT". The tax charge includes additional state excise taxes, including interest (net of the federal tax deduction associated with such taxes and interest), relating to periods 1999 to 2002. As a result of the new legislation, the Company has ceased recording the future tax benefits of the deduction.

                  On March 21, 2003, the Company completed the acquisition of Capital Crossing Bank's branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of the retail deposits at Capital Crossing's main office at 101 Summer Street, Boston, Massachusetts. Century closed the Chestnut Hill branch and transferred all customers of the branch to its nearby branch office at 1184 Boylston Street, Brookline, Massachusetts. In addition, Century transferred all of the retail deposits from Capital Crossing's Summer Street branch to its branch at 24 Federal Street, Boston, Massachusetts. The acquisition included $192.7 million in deposits. The acquisition also included a premium paid to Capital Crossing for approximately $4.1 million. The premium paid is subject to a rebate from Capital Crossing if acquired deposits from the Boston office are closed within 90 days.

FINANCIAL CONDITION

Loans On March 31, 2003, total loans outstanding, net of unearned discount, were $498.1 million, a decrease of 3.1% from the total on December 31, 2002. At March 31, 2003 commercial real estate loans accounted for 56.6% and residential real estate loans, including home equity credit lines, accounted for 26.0% of total loans. Construction loans decreased to $31.4 million at March 31, 2003 from $33.2 million on December 31, 2002.

                  The decrease in loans was mainly attributable to a decrease in commercial real estate loans and residential real estate loans, including home equity credit lines.

Allowance for Loan Losses

                  The allowance for loan losses was 1.76% of total loans on March 31, 2003 compared with 1.65% on December 31, 2002. Net recoveries for the three-month period ended March 31, 2003 were $20 thousand compared with net recoveries of $32 thousand for the same period in 2002. Additional provisions have been made due to the mix of the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.

                  Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

Nonperforming Loans

                                 March 31, 2003       December 31, 2002
                                 --------------       -----------------
                                        (Dollars in Thousands)
Nonaccruing loans                    $533                   $511
Loans past due 90 days
  or more                            $  1                   $  0

Nonaccruing loans as a
 Percentage of total loans            .11%                   .10%

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

                                            March 31, 2003        December 31, 2002
                                            --------------        -----------------
                                                    (Dollars in Thousands)
Securities Available-for-Sale

U.S. Government and
 Agencies                                      $834,132               $712,596
Other Bonds and Equity Securities                17,530                 18,117
Mortgage-backed Securities                       26,884                 30,818
                                               --------               --------

Total Securities Available-for-Sale            $878,546               $761,531
                                               ========               ========

Securities Held-to-Maturity

U.S. Government and
 Agencies                                      $ 53,386               $ 73,373
Other Bonds and Equity Securities                    25                     25
Mortgage-backed Securities                      115,558                 53,811
                                               --------               --------

Total Securities Held-to-Maturity              $168,969               $127,209
                                               ========               ========

Securities Available-for-Sale

                  The securities available-for-sale portfolio totaled $878.5 million at March 31, 2003, an increase of 15.4% from December 31, 2002. The portfolio increased mainly because of increases in deposits and borrowed funds. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average maturity of 3.2 years.

                  Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

Securities Held-to-Maturity

                  The securities held-to-maturity portfolio totaled $169.0 million on March 31, 2003, an increase of 32.8% from the total on December 31, 2002. The portfolio increased mainly because of increases in deposits and borrowed funds. The portfolio is concentrated in United States Government and Agency securities, including Mortgage Backed Securities and has an estimated weighted average maturity of 5.3 years.

Deposits and Borrowed Funds

                  On March 31, 2003, deposits totaled $1,316.8 million, representing a 14.9% increase in total deposits from December 31, 2002. Total deposits increased primarily as a result of increases in money market accounts and time deposits acquired from Capital Crossing. Borrowed funds totaled $179.5 million compared to $221.2 million at December 31, 2002. Borrowed funds decreased because of the liquidity received from the Capital Crossing transaction.

RESULTS OF OPERATIONS

Net Interest Income

                  For the three-month period ended March 31, 2003, net interest income totaled $11.7 million, an increase of 6.4% from the comparable period in 2002. The increase in net interest income, for the three month period, was primarily attributable to a 27.5% increase in the average balances of earning assets combined with a similar increase in deposits and borrowed funds. The increase in volume was partially offset by a sixty-three basis point decrease in the net interest margin. Since the Capital Crossing transaction occurred on March 21, 2003, the results were not materially affected by this transaction.

                  The net yield on average earning assets on a fully taxable equivalent basis decreased to 3.33% in the first three months of 2003 from 3.96% during the same period in 2002. The decrease in the net interest margin was mainly attributable to assets continuing to reprice at historically low levels without a corresponding decrease in rates paid on deposits. The Company believes that the net interest margin will continue to be challenged.

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                           The following table sets forth the distribution of the Company's average assets, liabilities and stockholders' equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

                                                  March 31, 2003                    March 31, 2002
                                       ----------------------------------------------------------------
                                                        Interest     Rate                    Interest       Rate
                                         Average        Income/     Earned/    Average        Income/      Earned/
                                         Balance       Expense(1)    Paid      Balance       Expense(1)     Paid
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

Assets

Interest-earning assets:
Loans (2)                              $   501,831       8,533       6.90%    $  457,774          8,587     7.61%
Securities available-for-sale              756,161       7,619       4.03%       481,552          6,100     5.07%
Securities held-to-maturity                121,768       1,519       4.99%       135,332          1,959     5.79%
Temporary funds                             23,720          69       1.16%        34,690            141     1.63%
                                       -----------    --------       ----     ----------    -----------     ----
    Total interest earning
      Assets                           $ 1,403,480    $ 17,740       5.06%    $1,109,348    $    16,787     6.05%
Non interest-earning assets                109,722                                96,167
Allowance for loan losses                   (8,629)                               (7,278)
                                       -----------                            ----------
    Total assets                       $ 1,504,573                            $1,198,237
                                       ===========                            ==========

Liabilities and Stockholders' Equity
Interest bearing deposits:
    NOW account                        $   212,303    $    407       0.78%    $  153,689    $       445     1.17%
    Savings accounts                        76,825          87        .46%        67,121            140     0.85%
    Money market accounts                  318,958       1,153       1.47%       225,963          1,025     1.84%
    Time deposits                          265,454       1,907       2.91%       198,973          1,909     3.89%
                                       -----------    --------       ----     ----------    -----------     ----
           Total interest-bearing
                Deposits                   873,540       3,554       1.65%       645,746          3,519     2.21%
Securities sold under
    Agreements to
          Repurchase                        54,612         140       1.04%        67,399            189     1.14%
Other borrowed funds and
    Long term debt                         201,076       2,366       4.77%       161,809          2,098     5.26%
                                       -----------    --------       ----     ----------    -----------     ----
            Total interest-bearing
                 Liabilities             1,129,228       6,060       2.18%       874,954          5,806     2.69%
Non interest-bearing
    Liabilities
    Demand deposits                        250,413                               220,135
    Other liabilities                       24,041                                17,793
                                       -----------                            ----------
           Total liabilities             1,403,682                             1,112,882
Stockholders' equity                       100,891                                85,355
                                       -----------                            ----------
           Total liabilities &
                  Stockholders
                   Equity              $ 1,504,573                            $1,198,237
                                       ===========                            ==========
Net interest income                                   $ 11,680                                  $10,981
                                       ---------------------------------------------------------------------------
Net interest spread                                                  2.88%                                  3.36%
                                       ---------------------------------------------------------------------------
Net yield on earnings
    Assets                                                           3.33%                                  3.96%
                                       ---------------------------------------------------------------------------

(1)  On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)  Nonaccrual loans are included in average amounts outstanding.

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                             2003 Compared with 2002

                               Increase/(Decrease)
                                Due to Change in

                                                                      Income
                                                                     Increase
                                                Volume     Rate     (Decrease)
------------------------------------------------------------------------------
 (dollars in thousands)

Interest Income:
             Loans                             $   787    $ (841)    $   (54)
             Securities available-for-sale       2,955    (1,436)      1,519
             Securities held-to-maturity          (185)     (255)       (440)
             Temporary funds                       (38)      (34)        (72)
                                               -------    ------     -------
          Total interest income                  3,519    (2,566)        953
                                               =======    ======     =======

          Interest expense:
             Deposits:
                NOW accounts                       140      (178)        (38)
                Savings accounts                    18       (71)        (53)
                Money market accounts              364      (236)        128
                Time deposits                      546      (548)         (2)
                                               -------    ------     -------
                Total interest-bearing deposits     1,068    (1,033)         35
          Securities sold under agreements to
           repurchase                              (34)      (15)        (49)
          Other borrowed funds and long term
           debt                                    475      (207)        268
                                               -------    ------     -------
          Total interest expense                 1,509    (1,255)        254
                                               -------    ------     -------
          Change in net interest income          2,010    (1,311)        699
                                               =======    ======     =======

Provision for Loan Losses

                           For the three-month period ended March 31, 2003, the loan loss provision totaled $225 thousand compared to $300 thousand for the same period last year. Loan loss provision decreased because of management's determination of the relative adequacy in the loan loss reserve. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.65% at December 31, 2002 to 1.76% at March 31, 2003. The loan loss reserve percentage of total loans increased mainly because paydowns and the mix in the loan portfolio.

Non-Interest Income and Expense

                           Other operating income for the quarter ended March 31, 2003 was $2.3 million compared to $2.4 million for the first quarter of 2002. The decrease was mainly attributable to a decrease of $132 thousand in brokerage commissions and an $86 thousand decrease in lockbox fees. This was partially offset by a $68 thousand increase in service charges on deposit accounts. The decrease in brokerage commissions can be attributable to stock market conditions. Lockbox income decreased mainly because of a decrease in volume and service charges on deposit accounts increased mainly because of an increase in deposits.

                  Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                  During the three-month period ended March 31, 2003, operating expenses decreased by $28 thousand to $8.3 million or 0.3% from the same period last year. Although compensation expense is up slightly, most of the overall decrease in operating expenses is associated with the reduction of accruals for incentive compensation for the quarter; this was more than offset by increased staff levels as well as merit increases in salaries and employee benefits. Incentive compensation accruals were decreased because of a decrease in the Company's performance. Equipment expense decreased mainly because of a decrease in depreciation expense and was partially offset by an increase in occupancy expense.

Income Taxes

                  For the first quarter of 2003, the Company's income taxes totaled $5.2 million on pretax income of $5.4 million for an effective tax rate of 96.2%. For last year's corresponding quarter, the Company's income taxes totaled $1.8 million on pretax income of $4.8 million for an effective tax rate of 36.8%. The effective tax rate increased because of the previously announced net tax charge of $3,229,000 associated with recent Massachusetts legislation that disallows the dividend received deduction from a REIT. The tax charge includes additional state excise taxes, including interest (net of the federal tax deduction associated with such taxes and interest), relating to prior periods from and after 1999.

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

Item 2            Change in securities - Not applicable

Item 3            Defaults upon senior securities - Not applicable

Item 4            Submission of matters to a vote - Not applicable

Item 5            Other information - Not Applicable

Item 6            Exhibits and reports on form 8-K

                  (a)      Exhibits

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K

                  On January 23, 2003, the Company filed a Form 8-K in connection with its issuance of a press release on January 21, 2003 announcing the company's results for the year ended December 31, 2002.

                  On February 26, 2003, the Company filed a form 8-K to issue financial statements relating to its fiscal year ended December 31, 2002.

                  On March 7, 2003, the Company filed a form 8-K in connection with the issuance of a press release on March 6, 2003 announcing the effect on the Company of changes in Massachusetts tax law.

                  On March 25, 2003, the Company filed a form 8-K in connection with the issuance of a press release on March 21, 2003 announcing that the Bank had completed its acquisition of Capital Crossing Bank's branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of its retail deposits in its main office at 101 Summer Street, Boston, Massachusetts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   MAY 9, 2003                            CENTURY BANCORP, INC

/s/ Paul V. Cusick, Jr.                        /s/ Kenneth A. Samuelian
-----------------------------------            ------------------------------
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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                          /s/ Marshall M. Sloane
                                           ------------------------------------
                                           Marshall M. Sloane
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                              /s/ Paul V. Cusick, Jr.
                                               ------------------------------
                                               Paul V. Cusick, Jr.
                                               Vice President and Treasurer
                                               (Principal Financial Officer)