Form 10-Q
period 2003-06-30
CENTURY BANCORP INC
filed 2003-08-14
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 2003
                                   ---------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________________________

     Commission file number 0-15752
                           -------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2003:

     CLASS A COMMON STOCK, $1.00 PAR VALUE        3,404,100 SHARES
     CLASS B COMMON STOCK, $1.00 PAR VALUE        2,115,100 SHARES


                                     1 of 24

                              Century Bancorp, Inc.


                                                                          Page
                     Index                                                Number
                     -----                                                ------

Part I      Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets:
            June 30, 2003 and December 31, 2002                           3

            Consolidated Statements of Income:
            Three (3) and Six (6) months ended June 30, 2003 and 2002.    4

            Consolidated Statements of Changes in Stockholders'
            Equity:  Six (6) months ended June 30, 2003 and 2002.         5

            Consolidated Statements of Cash Flows:
            Six (6) months ended June 30, 2003 and 2002.                  6

            Notes to Consolidated Financial Statements                    7-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10-16

Item 3.     Quantitative and Qualitative Disclosure About
            Market Risk                                                   16

Item 4.     Controls and Procedures                                       16-17

Part II.    Other Information

            Item 1 through Item 6                                         17

Signatures                                                                18

Exhibits


                                     2 of 24

PART I - Item 1
---------------

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)
--------------------------------------------------------------------------------
                               (000's)

                                                                            June 30,            Dec. 31,
Assets                                                                        2003               2002
------                                                                     -----------        -----------
Cash and due from banks                                                    $    67,624        $    63,188
Federal funds sold and interest-bearing deposits in other banks                  3,014             59,017
                                                                           -----------        -----------
    Total cash and cash equivalents                                             70,638            122,205
                                                                           -----------        -----------
Securities available-for-sale, amortized cost $808,545  and
         $750,129, respectively                                                818,919            761,531
Securities held-to-maturity, market value $186,775 and
         $130,014, respectively                                                183,644            127,209

Loans, net:
  Commercial & industrial                                                       43,673             46,044
  Construction & land development                                               39,950             33,155
  Commercial real estate                                                       270,726            291,598
  Residential real estate                                                       90,987             92,291
  Consumer & other                                                               7,951              9,634
  Home equity                                                                   43,949             41,527
                                                                           -----------        -----------
    Total loans, net                                                           497,236            514,249
      Less: allowance for loan losses                                            9,036              8,506
                                                                           -----------        -----------
        Net loans                                                              488,200            505,743

  Bank premises and equipment                                                   15,726             12,928
  Accrued interest receivable                                                    9,464              9,370
  Goodwill                                                                       2,717              2,717
  Core Deposit Intangible                                                        3,391                  0
  Other assets                                                                  17,054             15,498
                                                                           -----------        -----------
          Total assets                                                     $ 1,609,753        $ 1,557,201
                                                                           ===========        ===========
Liabilities
-----------
Deposits:
  Demand deposits                                                          $   269,426        $   248,340
  Savings and NOW deposits                                                     278,721            275,834
  Money market accounts                                                        443,371            357,921
  Time deposits                                                                298,526            264,189
                                                                           -----------        -----------
    Total deposits                                                           1,290,044          1,146,284

Securities sold under agreements to repurchase                                  49,620             51,800
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds              112,431            169,420
Other liabilities                                                               25,698             60,691
Long term debt                                                                  28,750             28,750
                                                                           -----------        -----------
        Total liabilities                                                    1,506,543          1,456,945
Commitments and contingencies

Stockholders' equity
--------------------
  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,787,700 shares and 3,780,915 shares,
    respectively                                                                 3,787              3,781
  Class B common stock, $1.00 par value per share;
    authorized 5,000,000 shares; issued 2,162,650 shares and
    2,167,660 shares, respectively                                               2,163              2,168
  Additional paid-in capital                                                    11,149             11,123
  Retained earnings                                                             86,058             81,755
  Treasury stock, Class A, 383,600 shares, each period, at cost                 (5,941)            (5,941)
  Treasury stock, Class B, 47,550 shares, each period, at cost                     (41)               (41)
                                                                           -----------        -----------
                                                                                97,175             92,845
  Accumulated other comprehensive income, net of taxes                           6,035              7,411
                                                                           -----------        -----------
        Total stockholders' equity                                             103,210            100,256
                                                                           -----------        -----------
          Total liabilities and stockholders' equity                       $ 1,609,753        $ 1,557,201
                                                                           ===========        ===========

See accompanying Notes to unaudited Consolidated Financial Statements.


                                    3 of 24


Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)
-------------------------------------------------------------------------------------------------------------------------
             (000's except share data)                       Three months ended June 30,       Six months ended June 30,
                                                                 2003             2002           2003             2002
                                                             -----------       ----------      ----------      ----------
Interest income
  Loans                                                      $     8,387       $    8,929      $   16,920      $   17,516
  Securities held-to-maturity                                      1,804            1,825           3,323           3,784
  Securities available-for-sale                                    7,776            6,894          15,394          12,989
  Federal funds sold and interest-bearing deposits in
    other banks                                                      143              138             212             279
                                                             -----------       ----------      ----------      ----------
      Total interest income                                       18,110           17,786          35,849          34,568

Interest expense
  Savings and NOW deposits                                           449              651             943           1,236
  Money market accounts                                            1,558            1,170           2,711           2,195
  Time deposits                                                    2,296            1,778           4,203           3,687
  Securities sold under agreements to repurchase                     124              184             264             373
  FHLB borrowings, other borrowed funds and long term debt         2,035            2,304           4,401           4,402
                                                             -----------       ----------      ----------      ----------
      Total interest expense                                       6,462            6,087          12,522          11,893
                                                             -----------       ----------      ----------      ----------
        Net interest income                                       11,648           11,699          23,327          22,675

          Provision for loan losses                                  225              300             450             600
                                                             -----------       ----------      ----------      ----------
        Net interest income after provision
         for loan losses                                          11,423           11,399          22,877          22,075

Other operating income
  Service charges on deposit accounts                              1,201            1,113           2,346           2,190
  Lockbox fees                                                       917              972           1,718           1,859
  Brokerage commissions                                              127              320             262             587
  Other income                                                       259              574             486             791
                                                             -----------       ----------      ----------      ----------
      Total other operating income                                 2,504            2,979           4,812           5,427
                                                             -----------       ----------      ----------      ----------

Operating expenses
  Salaries and employee benefits                                   5,677            5,396          11,040          10,619
  Occupancy                                                          651              528           1,301           1,099
  Equipment                                                          493              538             781           1,077
  Other                                                            2,173            2,182           4,211           4,217
                                                             -----------       ----------      ----------      ----------
      Total operating expenses                                     8,994            8,644          17,333          17,012
                                                             -----------       ----------      ----------      ----------

        Income before income taxes                                 4,933            5,734          10,356          10,490

Income tax expense
   Provision for income taxes                                      1,899            2,098           3,888           3,850
   Retroactive REIT settlement                                    (2,046)               0           1,183               0
                                                             -----------       ----------      ----------      ----------
      Total income tax (benefit) expense                            (147)           2,098           5,071           3,850

        Net income                                           $     5,080       $    3,636      $    5,285      $    6,640
                                                             ===========       ==========      ==========      ==========
-------------------------------------------------------------------------------------------------------------------------

Share data:
  Weighted average number of shares outstanding, basic         5,518,093        5,515,982       5,538,547       5,515,767
  Weighted average number of shares outstanding, diluted       5,517,856        5,536,224       5,537,962       5,530,548
  Net income per share, basic                                $      0.92       $     0.66      $     0.96      $     1.20
  Net income per share, diluted                              $      0.92       $     0.66      $     0.95      $     1.20
  Cash dividends declared:
    Class A common stock                                     $    0.1100       $   0.1000      $   0.2200      $   0.2000
    Class B common stock                                     $    0.0550       $   0.0500      $   0.1100      $   0.1000


See accompanying Notes to unaudited Consolidated Financial Statements.

                                    4 of 24

Century Bancorp, Inc. - Consolidated Statements of Changes in Stockholders' Equity (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                        Class A    Class B  Additional              Treasury   Treasury     Other         Total
                                         Common     Common   Paid-In     Retained     Stock      Stock   Comprehensiv  Stockholders'
                                         Stock      Stock    Capital     Earnings    Class A    Class B  Income (Loss)    Equity
                                        -------    -------  ----------   --------   --------   --------  ------------- -------------
                                                                               (000's)

2002
----
Balance at December 31, 2001             $3,761    $ 2,186     $11,093   $ 70,123     ($5,941)    ($41)    $ 3,418      $  84,599

Net income                                   --         --          --      6,640          --       --          --          6,640

Other comprehensive income, net of tax:
  Change in unrealized (loss) gain on
    securities available-for-sale            --         --          --         --          --       --       2,504          2,504
                                                                                                                        ---------
Comprehensive income                                                                                                        9,144

Conversion of Class B common stock to
  Class A common stock, 17,400 shares        17        (17)         --         --          --       --          --             --

Stock Options Exercised, 2,050 shares         2         --          29         --          --       --          --             31

Cash dividends, Class A common stock,
    $.20 per share                           --         --          --       (679)         --       --          --           (679)

Cash dividends, Class B common stock,
    $.10 per share                           --         --          --       (212)         --       --          --           (212)
                                         ------    -------     -------   --------     -------     ----     -------      ---------
Balance at June 30, 2002                 $3,780    $ 2,169     $11,122   $ 75,872     ($5,941)    ($41)    $ 5,922      $  92,883
                                         ========================================================================================

2003
----
Balance at December 31, 2002             $3,781    $ 2,168     $11,123   $ 81,755     ($5,941)    ($41)    $ 7,411      $ 100,256

Net income                                   --         --          --      5,285          --       --          --          5,285

Other comprehensive income, net of tax:
  Change in unrealized loss on
    securities available-for-sale            --         --          --         --          --       --      (1,376)        (1,376)
                                                                                                                        ---------
Comprehensive income                                                                                                        3,909

Conversion of Class B common stock to
    Class A common stock, 5,010 shares        5         (5)         --         --          --       --          --             --

Stock Options Exercised, 1,625 shares         1         --          26         --          --       --          --             27

Cash dividends, Class A common stock,
    $.22 per share                           --         --          --       (749)         --       --          --           (749)

Cash dividends, Class B common stock,
    $.11 per share                           --         --          --       (233)         --       --          --           (233)
                                         ------    -------     -------   --------     -------     ----     -------      ---------
Balance at June 30, 2003                 $3,787    $ 2,163     $11,149   $ 86,058     ($5,941)    ($41)    $ 6,035      $ 103,210
                                         ========================================================================================


See accompanying Notes to unaudited Consolidated Financial Statements.


                                    5 of 24

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)   2003             2002
-----------------------------------------------------------------------------------------------------------
                                                                                 For the three months ended
                                                                                           June 30,
                                                                                           (000's)
                                                                                  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $   5,285       $   6,640
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Provision for loan losses                                                         450             600
      Deferred income taxes                                                            (386)           (803)
      Net depreciation and amortization                                                 722             947
      Increase in accrued interest receivable                                           (94)         (1,895)
      (Increase) decrease in other assets                                            (5,304)         (1,660)
      Loans originated for sale                                                        (180)             --
      Proceeds from sales of loans                                                      177              73
      Gain on sales of loans                                                              3              (1)
      Gain on sale of building                                                           --            (359)
      Increase (decrease) in other liabilities                                       (6,927)            619
                                                                                  ---------       ---------
        Net cash (used in) provided by operating activities                          (6,254)          4,161
                                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                         388,765         114,314
  Purchase of securities available-for-sale                                        (447,058)       (222,088)
  Proceeds from maturities of securities held-to-maturity                            71,503          32,170
  Purchase of securities held-to-maturity                                          (127,952)        (17,969)
  Increase (decrease) in payable for investments purchased                          (28,066)        (33,976)
  Net decrease (increase) in loans                                                   17,329         (34,641)
  Proceeds from sale of building                                                         --           1,020
  Capital expenditures                                                               (3,470)         (1,126)
                                                                                  ---------       ---------
    Net cash used in investing activities                                          (128,949)       (162,296)
                                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits                                           34,337         (13,815)
  Net increase in demand, savings, money market and NOW deposits                    109,423          78,639
  Net proceeds from the exercise of stock options                                        27              31
  Cash dividends                                                                       (982)           (891)
  Net decrease in securities sold under agreements to repurchase                     (2,180)        (15,950)
  Net (decrease) increase in FHLB borrowings and other borrowed funds               (56,989)         26,932
                                                                                  ---------       ---------
    Net cash provided by financing activities                                        83,636          74,946
                                                                                  ---------       ---------
Net decrease in cash and cash equivalents                                           (51,567)        (83,189)
  Cash and cash equivalents at beginning of year                                    122,205         177,833
                                                                                  ---------       ---------
  Cash and cash equivalents at end of period                                      $  70,638       $  94,644
                                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $  12,666       $  11,963
    Income taxes                                                                     12,167           4,412
  Change in unrealized gains on securities available-for-sale, net of  taxes      $  (1,376)      $   2,504


See accompanying Notes to unaudited Consolidated Financial Statements.


                                    6 of 24

                              Century Bancorp, Inc.
                   Notes to Consolidated Financial Statements

BASIS OF FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements include the accounts of Century Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Century Bank and Trust Company (the "Bank"). The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC") and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment under Statement of Financial Accounting Standards No. 131.

          In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended June 30, 2003, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-k for the year ended December 31, 2002.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

          Accounting policies involving significant judgments and assumptions by management, which had, or could have in the future, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses, impaired investment securities and deferred income taxes. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

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

          Specific allowances are established in cases where management has identified significant conditions related to a credit that management believes that the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance

          The unallocated allowance recognizes the model and estimated risk associated with the formula allowance and specific allowances as well as management's evaluation of various conditions, including the business and economic conditions, delinquency trends, charge-off experience and other asset quality factors, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits

          Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

STOCK OPTION ACCOUNTING

          The Company currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the "fair value" of the option at the grant date is estimated using an option valuation model and recognized as compensation expense over the vesting period of the option. The Company generally awards stock options annually with a grant date in January.

          Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Six Months Ended
                                        June 30, 2003     June 30, 2002
                                        -------------     -------------
                                            (Dollars in Thousands)
     Net income
        As reported                        $ 5,285          $ 6,640
        Less:
        Pro forma                            5,204            6,559
        Pro forma stock based
           Compensation (net of tax)            81               81

          Basic earning per share
             As reported                           0.96             1.20
             Pro forma                             0.94             1.19
          Diluted earnings per share
             As reported                           0.95             1.20
             Pro forma                             0.94             1.19

          In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

          Dividend yields                         1.45%            2.25%
          Expected life                         7 years          8 years
          Expected volatility                       24%              25%
          Risk-free interest rate                 2.99%            4.01%


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

          Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company's success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company's earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank's results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank's ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, and
          (iv) the fact that a significant portion of the Company's loan portfolio comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company's profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company's common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company's judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

OVERVIEW  For the quarter ended June 30, 2003.

          Earnings for the second quarter ended June 30, 2003 were $5.1 million, an increase of 39.7% when compared with the second quarter 2002 earnings of $3.6 million. Diluted earnings per share for the second quarter 2003 were $0.92 versus $0.66 for the second quarter of 2002. Included in income for the quarter is an after-tax benefit of $2,040,000 of previously accrued tax expense. This benefit was the result of an agreement with the Massachusetts Department of Revenue ("DOR") settling a dispute related to taxes that the DOR claimed were owed from the Company's Real Estate Investment Trust subsidiary ("REIT"). Under the terms of the agreement, the Company paid $3,138,000, representing 50% of the amount assessed for the years 1999 through 2002 plus interest. The payment is deductible for federal tax purposes.

          Earnings for the six months ended June 30, 2003 were $5.3 million, a decrease of 20.4% when compared with the same period last year earnings of $6.6 million. Diluted earnings per share for the first six months were $0.95 versus $1.20 for the first six months of 2002. The decrease was mainly attributable to a year-to-date net tax charge of $1.2 million associated with the REIT settlement described above.

          On March 21, 2003, the Company completed the acquisition of Capital Crossing Bank's branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of the retail deposits at Capital Crossing's main office at 101 Summer Street, Boston, Massachusetts. Century closed the Chestnut Hill branch and transferred all customers of the branch to its nearby branch office at 1184 Boylston Street, Brookline, Massachusetts. In addition, Century transferred all of the retail deposits from Capital Crossing's Summer Street branch to its branch at 24 Federal Street, Boston, Massachusetts. The acquisition included $192.7 million in deposits. The acquisition also included a premium paid to Capital Crossing of approximately $3.9 million. This premium was subsequently reduced by a gain of $395 thousand from the sale of the acquired Chestnut Hill branch and a rebate of $282 thousand for closed accounts at the Boston office.

FINANCIAL CONDITION

Loans On June 30, 2003, total loans outstanding, net of unearned discount, were $497.2 million, a decrease of 3.3% from the total on December 31, 2002. At June 30, 2003, commercial real estate loans accounted for 54.4% and residential real estate loans, including home equity credit lines, accounted for 27.1% of total loans. Construction loans increased to $40.0 million at June 30, 2003 from $33.2 million on December 31, 2002.

          The decrease in loans was mainly attributable to a decrease in commercial real estate loans and residential real estate loans, excluding home equity credit lines. Commercial real estate loans decreased mainly because of payoffs in the portfolio.

Allowance for Loan Losses

          The allowance for loan losses was 1.82% of total loans on June 30, 2003 compared with 1.65% on December 31, 2002. Net recoveries for the six-month period ended June 30, 2003 were $80 thousand compared with net charge-offs of

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

          $8 thousand for the same period in 2002. Additional provisions have been made due to the mix of the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Loans

                                       June 30, 2003   December 31, 2002
                                       -------------   -----------------
                                            (Dollars in Thousands)

          Nonaccruing loans                $994             $511
          Loans past due 90 days
            or more                        $  0             $  0

          Nonaccruing loans as a
            Percentage of total loans       .19%             .10%

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

                                         June 30, 2003  December 31, 2002
                                         -------------  -----------------
                                            (Dollars in Thousands)

     Securities Available-for-Sale
     -----------------------------

     U.S. Government and
      Agencies                             $787,747         $712,596
     Other Bonds and Equity Securities       17,653           18,117
     Mortgage-backed Securities              13,519           30,818
                                           --------         --------

     Total Securities Available-for-Sale   $818,919         $761,531
                                           ========         ========

     Securities Held-to-Maturity
     ---------------------------

     U.S. Government and
      Agencies                             $ 27,400         $ 73,373
     Other Bonds and Equity Securities           25               25
     Mortgage-backed Securities             156,219           53,811
                                           --------         --------

     Total Securities Held-to-Maturity     $183,644         $127,209
                                           ========         ========


Securities Available-for-Sale

          The securities available-for-sale portfolio totaled $818.9 million at June 30, 2003, an increase of 7.5% from December 31, 2003. The portfolio increased mainly

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

          because of increases in deposits associated with the acquisition of Capital Crossing. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average maturity of 3.4 years.

Securities Held-to-Maturity

          The securities held-to-maturity portfolio totaled $183.6 million on June 30, 2003, an increase of 44.4% from the total on December 31, 2003. The portfolio increased mainly because of increases in deposits associated with the acquisition of Capital Crossing. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an estimated weighted average maturity of
          3.5 years.

Deposits and Borrowed Funds

          On June 30, 2003, deposits totaled $1.29 billion, representing a 12.5% increase in total deposits from December 31, 2002. Total deposits increased primarily as a result of increases in money market accounts and time deposits acquired from Capital Crossing. Borrowed funds totaled $162.1 million compared to $221.2 million at December 31, 2002. Borrowed funds decreased because of the increased liquidity as a result of the Capital Crossing transaction.

RESULTS OF OPERATIONS

Net Interest Income

          For the three-month period ended June 30, 2003, net interest income totaled $11.6 million, a decrease of 0.4% from the comparable period in 2002. For the six-month period ended June 30, 2003 net interest income totaled $23.3 million versus $22.7 million for the same period in 2002. The 2.9% increase in net interest income for the year-to-date was mainly due to a 27.1% increase in the average balances of earning assets, combined with a similar increase in deposits and borrowed funds. The increase in volume was mainly the result of an acquisition of $192.7 million of deposits from Capital Crossing Bank during the first quarter of 2003. This increase in volume was mostly offset by a seventy-four basis point decrease in the net interest margin.

          The net yield on average earning assets on a fully taxable equivalent basis decreased to 3.19% in the first six months of 2003 from 3.93% during the same period in 2002. The decrease in the net interest margin was mainly attributable to assets continuing to reprice at historically low levels without a corresponding decrease in rates paid on deposits. The Company believes that the net interest margin will continue to be challenged.

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

          The following table sets forth the distribution of the Company's average assets, liabilities and stockholders' equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

                                                          June 30, 2003                        June 30, 2002
                                          -------------------------------------------------------------------------------
                                            Average          Interest      Rate     Average       Interest         Rate
                                            Balance          Income/      Earned/   Balance        Income/        Earned/
                                                            Expense(1)     Paid                   Expense(1)       Paid
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

Assets
------
Interest-earning assets:
Loans (2)                                 $   500,661          16,920      6.82%   $  470,337       17,516         7.51%
Securities available-for-sale                 787,559          15,394      3.91%      519,620       12,989         5.00%
Securities held-to-maturity                   140,104           3,323      4.74%      132,041        3,784         5.73%
Temporary funds                                36,313             212      1.17%       33,611          279         1.66%
                                          -----------          ------      ----    ----------       ------         ----
  Total interest earning Assets           $ 1,464,637        $ 35,849      4.90%   $1,155,609      $34,568         5.98%
Non interest-earning assets                   114,417                                  95,786
Allowance for loan losses                      (8,754)                                 (7,438)
                                          -----------                              ----------
  Total assets                            $ 1,570,300                              $1,243,957
                                          ===========                              ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest bearing deposits:
  NOW account                             $   223,529        $    779      0.70%   $  166,554      $   932         1.13%
  Savings accounts                             78,373             164      0.42%       70,471          304         0.87%
  Money market accounts                       382,062           2,711      1.43%      243,651        2,195         1.82%
  Time deposits                               285,735           4,204      2.97%      198,689        3,687         3.74%
                                          -----------          ------      ----    ----------       ------         ----

    Total interest-bearing Deposits           969,699           7,858      1.63%      679,365        7,118         4.25%
Securities sold under
  Agreements to Repurchase                     53,576             264       .99%       65,959          373         1.14%
Other borrowed funds and
  Long term debt                              172,274           4,400      5.15%      173,754        4,402         5.11%
                                          -----------          ------      ----    ----------       ------         ----

    Total interest-bearing Liabilities      1,195,549          12,522      2.11%      919,078       11,893         2.61%
Non interest-bearing Liabilities
  Demand deposits                             253,756                                 220,272
  Other liabilities                            20,410                                  17,030
                                          -----------                              ----------
    Total liabilities                       1,469,715                               1,156,380
Stockholders' equity                          100,585                                  87,577
                                          -----------                              ----------
    Total liabilities &
      Stockholders Equity                 $ 1,570,300                              $1,243,957
                                          ===========                              ==========
Net interest income                                          $ 23,327              $   22,675
                                          ------------------------------------------------------------------------------
Net interest spread                                                        2.78%                                   3.37%
                                          ------------------------------------------------------------------------------
Net yield on earnings Assets                                               3.19%                                   3.93%
                                          ------------------------------------------------------------------------------

(1)  On a fully taxable equivalent basis calculated using a tax rate of 41.825%.
(2)  Nonaccrual loans are included in average amounts outstanding.

     Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                             2003 Compared with 2002
                        ---------------------------------
                               Increase/(Decrease)
                                Due to Change in
                        ---------------------------------
                                                                           Income
                                                                          Increase
                                              Volume          Rate       (Decrease)
     ------------------------------------------------------------------------------
             (dollars in thousands)
     Interest Income:
       Loans                                  $ 1,086       $(1,682)      $  (596)
       Securities available-for-sale            5,671        (3,266)        2,405
       Securities held-to-maturity                221          (682)         (461)
       Temporary funds                             21           (88)          (67)
                                              -------       -------       -------
     Total interest income                      6,999        (5,718)        1,281
                                              =======       =======       =======

     Interest expense:
       Deposits:
         NOW accounts                             262          (415)         (153)
         Savings accounts                          31          (171)         (140)
         Money market accounts                  1,054          (538)          516
         Time deposits                          1,388          (871)          517
                                              -------       -------       -------
         Total interest-bearing deposits        2,735        (1,995)          740
     Securities sold under agreements to
       repurchase                                 (65)          (44)         (109)
     Other borrowed funds and long term
       debt                                       (38)           36            (2)
                                              -------       -------       -------
     Total interest expense                     2,632        (2,003)          629
                                              -------       -------       -------
     Change in net interest income              4,367        (3,715)          652
                                              =======       =======       =======

Provision for Loan Losses

          For the three-month period ended June 30, 2003, the loan loss provision totaled $225 thousand compared to $300 thousand for the same period last year. For the six-month period ended June 30, 2003, the loan loss provision totaled $450 thousand compared to $600 thousand for the same period last year. Loan loss provision decreased because of management's determination of the relative adequacy in the loan loss reserve. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.65% at December 31, 2002 to 1.82% at June 30, 2003. The loan loss reserve percentage is deemed adequate.

Non-Interest Income and Expense

          Other operating income for the quarter ended June 30, 2003 was $2.5 million compared to $3.0 million for the second quarter of 2002. The decrease was mainly attributable to a pre-tax gain of $359,000 associated with the sale of bank premises during the second quarter of 2002. Also, brokerage commissions decreased by $193 thousand, this was due to decreased volume. For the six-month period ending June 30, 2003 other operating income totaled $4.8 million compared to $5.4 million for the same period last year. The decrease was mainly attributable to the pre-tax gain of $359,000 associated with the sale of bank premises during the second quarter of 2002. Also, brokerage commissions decreased by $325 thousand this was due to decreased volume.

          Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

          Lock box income decreased by $141 thousand, for the six-month period ended June 30, 2003. This decrease was mainly attributable to a decrease in volume that was due to increased competition. This was partially offset by an increase of $156 thousand in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in deposits.

          During the quarter ended June 30, 2003, operating expenses increased by $350 thousand to $9.0 million or 4.0% from the same period last year. Most of the increase in operating expenses was attributable to an increase of $281 thousand in salaries and employee benefits. Increased retirement and healthcare costs contributed to this increase. For the six-month period ending June 30, 2003 operating expenses increased by $321 thousand to $17.3 million or 1.9% from the same period last year. Most of the increase in operating expense was attributable to an increase of $421 thousand in salaries and employee benefits. Increased retirement and healthcare costs contributed to this increase. Although salaries expense increased, this was offset by decreases in incentive compensation accruals as the Company determined that the Company's performance did not justify prior accruals. Equipment expense decreased mainly because of a decrease in depreciation expense and was partially offset by an increase in occupancy expense.

Income Taxes

          For the second quarter of 2003, the Company's income tax benefit totaled $147 thousand on pretax income of $4.9 million for an effective tax rate of (3.1%). For last year's corresponding quarter, the Company's income taxes totaled $2.1 million on pretax income of $5.7 million for an effective tax rate of 36.6%. Included in taxes for the current quarter was an after-tax benefit of $2.0 million of previously accrued tax expense. This benefit was the result of an agreement with the Massachusetts Department of Revenue ("DOR") settling a dispute related to taxes that the DOR claimed were owed from the Company's Real Estate Investment Trust subsidiary ("REIT"). Under the terms of the agreement, the Company paid $3,138,000, representing 50% of the amount assessed for the years 1999 through 2002 plus interest. The payment is deductible for federal tax purposes. For the six-month period ending June 30, 2003 the Company's income taxes totaled $5.1 million on pretax income of $10.4 million for an effective tax rate of 49%. The effective tax rate increased because of the previously announced net tax charge of $1,183,000 associated with the REIT settlement.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company's profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and capital, while structuring the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies on its asset-liability structure to control interest rate risk.

ITEM 4 CONTROLS AND PROCEDURES

          The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, the Company has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and reported to

          Management (including the principal executive officer and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

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

Item 2    Change in securities - Not applicable

Item 3    Defaults upon senior securities - Not applicable

Item 4    Submission of matters to a vote - Not applicable

Item 5    Other information - Not Applicable

Item 6    Exhibits and reports on form 8-K

          (a) Exhibits

          31.1 Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

          31.2 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

          On April 8, 2003, the Company filed a Form 8-K in connection with its issuance of a press release on April 8, 2003 announcing the Company's results for the quarter ended March 31, 2003.

          On June 24, 2003, the Company filed a form 8-K in connection with the issuance of a press release on June 23, 2003 announcing a settlement with the Massachusetts Department of Revenue related to a REIT-related liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: AUGUST 11, 2003                        CENTURY BANCORP, INC

/s/ Marshall M. Sloane                       /s/ Paul V. Cusick, Jr.
------------------------------------         -----------------------------------
MARSHALL M. SLOANE                           PAUL V. CUSICK, JR.
CHAIRMAN AND CHIEF EXECUTIVE OFFICER         VICE PRESIDENT AND TREASURER
(PRINCIPAL EXECUTIVE OFFICER)                (PRINCIPAL FINANCIAL OFFICER)