Form 10-Q
period 2003-09-30
CENTURY BANCORP INC
filed 2003-11-13
CIK 812348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2003                .
                                -----------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                 .
                                ----------------------------------------------

Commission file number                    0-15752                              .
                        ------------------------------------------------------

                             CENTURY BANCORP, INC.                             .
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

[X] Yes  [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2003:

        CLASS A COMMON STOCK, $1.00 PAR VALUE            3,405,688 SHARES
        CLASS B COMMON STOCK, $1.00 PAR VALUE            2,115,100 SHARES


                                     1 of 22

                              Century Bancorp, Inc.

                                                                                   Page
                             Index                                                 Number
                             -----                                                 ------
Part I              Financial Information

Item 1.             Financial Statements

                    Consolidated Balance Sheets:
                    September 30, 2003 and December 31, 2002                       3

                    Consolidated Statements of Income:
                    Three (3) and Nine (9) months ended September 30, 2003 and
                    2002.                                                          4

                    Consolidated Statements of Changes in Stockholders'
                    Equity:  Nine (9) months ended September 30, 2003 and
                    2002.                                                          5

                    Consolidated Statements of Cash Flows:
                    Nine (9) months ended September 30, 2003 and 2002.             6

                    Notes to Consolidated Financial Statements                     7-10

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            10-16

Item 3.             Quantitative and Qualitative Disclosure About
                    Market Risk                                                    16-17

Item 4.             Controls and Procedures                                        17




Part II.            Other Information

                    Item 1 through Item 6                                          17

Signatures                                                                         18

Exhibits                                                                           19-22


                                     2 of 22

PART I - Item 1
Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)


                              (000's)
                                                                                      September 30,      December 31,
Assets                                                                                     2003              2002
------                                                                                 -----------       -----------
Cash and due from banks                                                                $    52,257       $    63,188
Federal funds sold and interest-bearing deposits in other banks                                 18            59,017
                                                                                       -----------       -----------
    Total cash and cash equivalents                                                         52,275           122,205
                                                                                       -----------       -----------
Securities available-for-sale, amortized cost $781,512  and
         $750,129, respectively                                                            788,205           761,531
Securities held-to-maturity, market value $185,809 and
         $130,014, respectively                                                            183,764           127,209
Loans, net:
  Commercial & industrial                                                                   40,889            46,044
  Construction & land development                                                           40,457            33,155
  Commercial real estate                                                                   278,484           291,598
  Residential real estate                                                                   87,526            92,291
  Consumer & other                                                                           7,522             9,634
  Home equity                                                                               47,418            41,527
                                                                                       -----------       -----------
    Total loans, net                                                                       502,296           514,249
      Less: allowance for loan losses                                                        9,026             8,506
                                                                                       -----------       -----------
        Net loans                                                                          493,270           505,743
  Bank premises and equipment                                                               18,317            12,928
  Accrued interest receivable                                                                8,706             9,370
  Goodwill                                                                                   2,717             2,717
  Core Deposit Intangible                                                                    3,319                 0
  Other assets                                                                              19,779            15,498
                                                                                       -----------       -----------
          Total assets                                                                 $ 1,570,352       $ 1,557,201
                                                                                       ===========       ===========

Liabilities
-----------
Deposits:
  Demand deposits                                                                      $   269,779       $   248,340
  Savings and NOW deposits                                                                 286,264           317,698
  Money market accounts                                                                    429,220           357,921
  Time deposits                                                                            228,264           222,325
                                                                                       -----------       -----------
    Total deposits                                                                       1,213,527         1,146,284

Securities sold under agreements to repurchase                                              49,010            51,800
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds                          164,494           169,420
Accounts payable for investments purchased                                                       0            43,069
Other liabilities                                                                           10,768            17,622
Long term debt                                                                              28,750            28,750
                                                                                       -----------       -----------
        Total liabilities                                                                1,466,549         1,456,945
Commitments and contingencies

Stockholders' equity
--------------------
  Class A common stock, $1.00 par value per share; authorized
    10,000,000 shares; issued 3,789,288 shares and 3,780,915 shares, respectively            3,789             3,781
  Class B common stock, $1.00 par value per share; authorized
    5,000,000 shares; issued 2,162,650 shares and 2,167,660 shares, respectively             2,163             2,168
  Additional paid-in capital                                                                11,175            11,123
  Retained earnings                                                                         88,764            81,755
  Treasury stock, Class A, 383,600 shares, each period, at cost                             (5,941)           (5,941)
  Treasury stock, Class B, 47,550 shares, each period, at cost                                 (41)              (41)
                                                                                       -----------       -----------
                                                                                            99,909            92,845
  Accumulated other comprehensive income, net of taxes                                       3,894             7,411
                                                                                       -----------       -----------
        Total stockholders' equity                                                         103,803           100,256
                                                                                       -----------       -----------
          Total liabilities and stockholders' equity                                   $ 1,570,352       $ 1,557,201
                                                                                       ===========       ===========

See accompanying Notes to unaudited Consolidated Financial Statements.

                                    3 of 22

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)

                    (000's except share data)                              Three months ended              Nine months ended
                                                                              September 30,                  September 30,
                                                                          2003            2002            2003            2002
                                                                       ----------      ----------      ----------      ----------
Interest income
  Loans                                                                $    8,150      $    9,168      $   25,070      $   26,684
  Securities held-to-maturity                                               1,780           1,759           5,103           5,543
  Securities available-for-sale                                             6,921           6,920          22,315          19,909
  Federal funds sold and interest-bearing deposits in other banks              38             243             250             522
                                                                       ----------      ----------      ----------      ----------
      Total interest income                                                16,889          18,090          52,738          52,658

Interest expense
  Savings and NOW deposits                                                    592             869           2,017           2,353
  Money market accounts                                                     1,222           1,293           3,933           3,488
  Time deposits                                                             1,847           1,765           5,568           5,204
  Securities sold under agreements to repurchase                              105             167             369             541
  FHLB borrowings, other borrowed funds and long term debt                  2,041           2,438           6,442           6,839
                                                                       ----------      ----------      ----------      ----------
      Total interest expense                                                5,807           6,532          18,329          18,425
                                                                       ----------      ----------      ----------      ----------
        Net interest income                                                11,082          11,558          34,409          34,233

          Provision for loan losses                                             0             300             450             900
                                                                       ----------      ----------      ----------      ----------
        Net interest income after provision
         for loan losses                                                   11,082          11,258          33,959          33,333

Other operating income
  Service charges on deposit accounts                                       1,202           1,096           3,548           3,286
  Lockbox fees                                                                733             787           2,451           2,646
  Brokerage commissions                                                       140             285             402             872
  Other income                                                                267             292             753           1,083
                                                                       ----------      ----------      ----------      ----------
      Total other operating income                                          2,342           2,460           7,154           7,887
                                                                       ----------      ----------      ----------      ----------

Operating expenses
  Salaries and employee benefits                                            5,359           5,426          16,399          16,045
  Occupancy                                                                   626             562           1,927           1,661
  Equipment                                                                   445             563           1,226           1,640
  Other                                                                     1,858           1,848           6,070           6,065
                                                                       ----------      ----------      ----------      ----------
      Total operating expenses                                              8,288           8,399          25,622          25,411
                                                                       ----------      ----------      ----------      ----------

        Income before income taxes                                          5,136           5,319          15,491          15,809

Income tax expense
   Provision for income taxes                                               1,939           1,916           5,827           5,766
   Retroactive REIT settlement                                                  0               0           1,183               0
                                                                       ----------      ----------      ----------      ----------
      Total income tax expense                                              1,939           1,916           7,010           5,766

        Net income                                                     $    3,197      $    3,403      $    8,481      $   10,043
                                                                       ==========      ==========      ==========      ==========

Share data:
  Weighted average number of shares outstanding, basic                  5,520,025       5,517,400       5,518,587       5,516,317
  Weighted average number of shares outstanding, diluted                5,553,470       5,537,009       5,543,722       5,532,417
  Net income per share, basic                                          $     0.58      $     0.62      $     1.54      $     1.82
  Net income per share, diluted                                        $     0.58      $     0.61      $     1.53      $     1.82
  Cash dividends declared:
    Class A common stock                                               $   0.1100      $   0.1100      $   0.3300      $   0.3100
    Class B common stock                                               $   0.0550      $   0.0550      $   0.1650      $   0.1550


See accompanying Notes to unaudited Consolidated Financial Statements.


                                     4 of 22

Century Bancorp, Inc. - Consolidated Statements of Changes in Stockholders' Equity (unaudited)

                                                                                                        Accumulated
                                  Class A    Class B   Additional              Treasury    Treasury        Other          Total
                                  Common     Common      Paid-In   Retained     Stock       Stock      Comprehensive  Stockholders'
                                   Stock      Stock      Capital   Earnings     Class A     Class B    Income (Loss)     Equity
                                   -----      -----      -------   --------     -------     -------    -------------     ------
                                                                               (000's)
2002
Balance at December 31, 2001     $  3,761   $  2,186    $ 11,093   $ 70,123    ($ 5,941)   ($    41)      $  3,418      $ 84,599

Net income                              -          -           -     10,043           -           -              -        10,043

Other comprehensive income,
  net of tax:
  Change in unrealized
    (loss) gain on securities
    available-for-sale                  -          -           -          -           -           -          4,033         4,033
                                                                                                                        --------
Comprehensive income                                                                                                      14,076

Conversion of Class B common
  stock to Class A common
   stock, 17,400 shares                17        (17)          -          -           -           -              -             -

Stock Options Exercised, 2,050
  shares                                2          -          29          -           -           -              -            31

Cash dividends, Class A common
  stock, $.31 per share                 -          -           -     (1,053)          -           -              -        (1,053)

Cash dividends, Class B common
  stock, $.155 per share                -          -           -       (329)          -           -              -          (329)
                                 --------   --------    --------   --------    --------    --------       --------      --------
Balance at September 30, 2002    $  3,780   $  2,169    $ 11,122   $ 78,784    ($ 5,941)   ($    41)      $  7,451      $ 97,324
                                 ========   ========    ========   ========    ========    ========       ========      ========

2003
Balance at December 31, 2002     $  3,781   $  2,168    $ 11,123   $ 81,755    ($ 5,941)   ($    41)      $  7,411      $100,256

Net income                              -          -           -      8,481           -           -              -         8,481

Other comprehensive income,
  net of tax:
  Change in unrealized loss
    on securities
    available-for-sale                  -          -           -          -           -           -         (3,517)       (3,517)
                                                                                                                        --------
Comprehensive income                                                                                                      4,964

Conversion of Class B common
    stock to Class A common
    stock, 5,010 shares                 5         (5)          -          -           -           -              -             -

Stock Options Exercised,
    3,213 shares                        3          -          52          -           -           -              -            55

Cash dividends, Class A
    common stock, $.33 per
    share                               -          -           -     (1,123)          -           -              -        (1,123)

Cash dividends, Class B common
    stock, $.165 per share              -          -           -       (349)          -           -              -          (349)
                                 --------   --------    --------   --------    --------    --------       --------      --------
Balance at September 30, 2003    $  3,789   $  2,163    $ 11,175   $ 88,764    ($ 5,941)   ($    41)      $  3,894      $103,803
                                 ========   ========    ========   ========    ========    ========       ========      ========


See accompanying Notes to unaudited Consolidated Financial Statements.

                                     5 of 22

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)

                                                                                     2003            2002
                                                                                  ---------       ---------
                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                           (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $   8,481       $  10,043
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Provision for loan losses                                                         450             900
      Deferred income taxes                                                            (507)         (1,173)
      Net depreciation and amortization                                               1,270           1,465
      Decrease (Increase) in accrued interest receivable                                664          (1,634)
      Increase in other assets                                                       (6,460)         (1,687)
      Loans originated for sale                                                        (270)            ---
      Proceeds from sales of loans                                                      267              73
      Gain on sales of loans                                                              3              (1)
      Gain on sale of building                                                          ---            (359)
      Increase (decrease) in other liabilities                                       (6,841)          1,193
                                                                                  ---------       ---------
        Net cash (used in) provided by operating activities                          (2,943)          8,820
                                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available-for-sale                         535,642         200,350
  Purchase of securities available-for-sale                                        (566,875)       (383,978)
  Proceeds from maturities of securities held-to-maturity                           105,081          42,335
  Purchase of securities held-to-maturity                                          (161,719)        (22,967)
  Decrease in payable for investments purchased                                     (43,069)        (28,976)
  Net decrease (increase) in loans                                                   12,318         (48,695)
  Proceeds from sale of building                                                        ---           1,020
  Capital expenditures                                                               (6,475)         (1,670)
                                                                                  ---------       ---------
    Net cash used in investing activities                                          (125,097)       (242,581)
                                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in time deposits                                            5,939          (4,779)
  Net increase in demand, savings, money market and NOW deposits                     61,304         118,925
  Net proceeds from the exercise of stock options                                        55              31
  Cash dividends                                                                     (1,472)         (1,382)
  Net decrease in securities sold under agreements to repurchase                     (2,790)        (14,800)
  Net (decrease) increase in FHLB borrowings and other borrowed funds                (4,926)         26,922
                                                                                  ---------       ---------
    Net cash provided by financing activities                                        58,110         124,917
                                                                                  ---------       ---------
Net decrease in cash and cash equivalents                                           (69,930)       (108,844)
  Cash and cash equivalents at beginning of period                                  122,205         177,833
                                                                                  ---------       ---------
  Cash and cash equivalents at end of period                                      $  52,275       $  68,989
                                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                      $  18,573       $  18,381
    Income taxes                                                                     13,862           6,267
  Change in unrealized gains on securities available-for-sale, net of  taxes      ($  3,517)      $   4,033


See accompanying Notes to unaudited Consolidated Financial Statements.


                                     6 of 22

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

                           In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended September 30, 2003, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-k for the year ended December 31, 2002.

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

                           A material estimate is susceptible to change in the near-term relate to the allowance for losses on loans. Management believes that the allowance for losses on loans is adequate based on independent appraisals of collateral and review of other factors associated with the assets. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance for loans based on their judgments about information available to them at the time of their examination.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

                           Accounting policies involving significant judgments and assumptions by management, which had, or could have in the future, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses, impaired investment securities and deferred income taxes. There have been no significant changes since December 31, 2002 in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

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

                           Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           Nine Months Ended
                                                                 September 30, 2003   September 30, 2002
                                                                 ------------------   ------------------
                                                                         (Dollars in Thousands)
                           Net income
                                  As reported                            $    8,481           $   10,043
                                  Less: Pro forma stock based
                                    Compensation (net of tax)                   118                  119
                                                                         ----------           ----------

                                  Pro forma net income                        8,363                9,924

                           Basic income per share
                                  As reported            1.54            1.82
                                  Pro forma              1.52            1.80
                           Diluted income per share
                                  As reported            1.53            1.82
                                  Pro forma              1.51            1.79

                           In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                           Dividend yields                 1.37%           2.25%
                           Expected life                 7 years         8 years
                           Expected volatility               31%             25%
                           Risk-free interest rate         3.41%           4.01%

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

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

OVERVIEW                   For the quarter ended September 30, 2003.

                           Earnings for the third quarter ended September 30, 2003 were $3.2 million, a decrease of 6.05% when compared with the third quarter 2002 earnings of $3.4 million. Diluted earnings per share for the third quarter 2003 were $0.58 versus $0.61 for the third quarter of 2002.

                           Earnings for the nine months ended September 30, 2003 were $8.5 million, a decrease of 15.6% when compared with the same period last year earnings of $10.0 million. Diluted earnings per share for the first nine months were $1.53 versus $1.82 for the first nine months of 2002. Included in income for the first nine months of 2003 is the previously announced net tax charge of $1.2 million associated with the Real Estate Investment Trust ("REIT") settlement. This change was the result of an agreement with the Massachusetts Department of Revenue ("DOR") settling a dispute related to taxes that the DOR claimed were owed from the Company's REIT.

                           On March 21, 2003, the Company completed the acquisition of Capital Crossing Bank's branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of the retail deposits at Capital Crossing's main office at 101 Summer Street, Boston, Massachusetts. Century closed the Chestnut Hill branch and transferred all customers of the branch to its nearby branch office at 1184 Boylston Street, Brookline, Massachusetts. In addition, Century transferred all of the retail deposits from Capital Crossing's Summer Street branch to its branch at 24 Federal Street, Boston, Massachusetts. The acquisition included $192.7 million in deposits. The acquisition also included a premium paid to Capital Crossing of approximately $3.9 million. This premium was subsequently reduced by a gain of $395 thousand from the sale of the acquired Chestnut Hill branch.

FINANCIAL CONDITION

Loans On September 30, 2003, total loans outstanding, net of unearned discount, were $502.3 million, a decrease of 2.3% from the total on December 31, 2002. At September 30, 2003, commercial real estate loans accounted for 55.4% and residential real estate loans, including home equity credit lines, accounted for 26.9% of total loans. Construction loans increased to $40.5 million at September 30, 2003 from $33.2 million on December 31, 2002.

                           The decrease in loans was mainly attributable to a decrease in commercial real estate loans and residential real estate loans, excluding home equity credit lines. Commercial real estate loans decreased mainly because of payoffs in the portfolio.

Allowance for Loan Losses

                           The allowance for loan losses was 1.80% of total loans on September 30, 2003 compared with 1.65% on December 31, 2002. Net recoveries for the nine-month period ended September 30, 2003 were $70 thousand compared with net recoveries of

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                           $212 thousand for the same period in 2002. Provisions for the third quarter were suspended. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Loans

                                                         September 30, 2003     December 31, 2002
                                                         ------------------     -----------------
                                                                  (Dollars in Thousands)
                           Nonaccruing loans                    $2,982                  $511
                           Loans past due 90 days
                             or more                            $   98                  $  0

                           Nonaccruing loans as a
                            Percentage of total loans              .59%                  .10%

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

                                                                   September 30, 2003     December 31, 2002
                                                                   ------------------     -----------------
                                                                            (Dollars in Thousands)
                           Securities Available-for-Sale

                           U.S. Government and Agencies                     $760,469               $712,596
                           Other Bonds and Equity Securities                  17,629                 18,117
                           Mortgage-backed Securities                         10,107                 30,818
                                                                            --------               --------

                           Total Securities Available-for-Sale              $788,205               $761,531
                                                                            ========               ========


                           Securities Held-to-Maturity

                           U.S. Government and Agencies                     $ 15,400                $ 73,373
                           Other Bonds and Equity Securities                      25                      25
                           Mortgage-backed Securities                        168,339                  53,811
                                                                            --------                --------

                           Total Securities Held-to-Maturity                $183,764                $127,209
                                                                            ========                ========

Securities Available-for-Sale

                           The securities available-for-sale portfolio totaled $788.2 million at September 30, 2003, an increase of 3.5% from December 31, 2002. The portfolio increased

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                           mainly because of increases in deposits associated with the acquisition of Capital Crossing. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average maturity of 3.5 years.

Securities Held-to-Maturity

                           The securities held-to-maturity portfolio totaled $183.8 million on September 30, 2003, an increase of 44.5% from the total on December 31, 2002. The portfolio increased mainly because of increases in deposits associated with the acquisition of Capital Crossing. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an expected average life of 3.1 years.

Deposits and Borrowed Funds

                           On September 30, 2003, deposits totaled $1.21 billion, representing a 5.9% increase in total deposits from December 31, 2002. Total deposits increased primarily as a result of increases in money market accounts and time deposits acquired from Capital Crossing. Borrowed funds totaled $213.5 million compared to $221.2 million at December 31, 2002. Borrowed funds decreased from use of some proceeds from the Capital Crossing transaction.

RESULTS OF OPERATIONS

Net Interest Income

                           For the three-month period ended September 30, 2003, net interest income totaled $11.1 million, a decrease of 4.1% from the comparable period in 2002. For the nine-month period ended September 30, 2003 net interest income totaled $34.4 million versus $34.2 million for the same period in 2002. The 0.5% increase in net interest income for the period is mainly due to a 23.8% increase in the average balances of earning assets, combined with a similar increase in deposits and borrowed funds. The increase in volume was mainly the result of an acquisition of $192.7 million of deposits from Capital Crossing Bank during the first quarter of 2003. This increase in volume was mostly offset by a seventy-two basis point decrease in the net interest margin.

                           The net yield on average earning assets on a fully taxable equivalent basis decreased to 3.11% in the first nine months of 2003 from 3.83% during the same period in 2002. The decrease in the net interest margin was mainly attributable to assets continuing to reprice at historically low levels without a corresponding decrease in rates paid on deposits. The Company believes that the net interest margin will continue to be challenged.

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)

                           The following table sets forth the distribution of the Company's average assets, liabilities and stockholders' equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.


                                                      September 30, 2003                          September 30, 2002
                                           ------------------------------------------------------------------------------------
                                              Average       Interest       Rate          Average         Interest       Rate
                                              Balance       Income/        Earned/       Balance         Income/        Earned/
                                                            Expense(1)     Paid                          Expense(1)     Paid
                                           ------------------------------------------------------------------------------------
(dollars in thousands)

Assets
------
Interest-earning assets:
Loans (2)                                   $   500,493      $25,070       6.70%       $   482,024        $26,684       7.40%
Securities available-for-sale                   793,337       22,315       3.75%           538,765         19,909       4.93%
Securities held-to-maturity                     152,133        5,103       4.48%           129,621          5,543       5.70%
Temporary funds                                  29,516          250       1.13%            41,707            522       1.67%
                                            -----------      -------       ----        -----------        -------       ----
  Total interest earning Assets             $ 1,475,479      $52,738       4.77%       $ 1,192,117        $52,658       5.89%
Non interest-earning assets                     114,429                                     98,349
Allowance for loan losses                        (8,877)                                    (7,643)
                                            -----------                                -----------
  Total assets                              $ 1,581,031                                $ 1,282,823
                                            ===========                                ===========


Liabilities and Stockholders' Equity
------------------------------------
Interest bearing deposits:
  NOW account                               $   269,084      $ 1,776       0.88%       $   190,060        $1, 878       1.32%
  Savings accounts                               79,122          241       0.41%            72,002            483       0.90%
  Money market accounts                         389,610        3,933       1.35%           255,115          3,488       1.83%
  Time deposits                                 241,364        5,568       3.08%           186,192          5,196       3.73%
                                            -----------      -------       ----        -----------        -------       ----
    Total interest-bearing Deposits             979,180       11,518       2.37%           703,369         11,045       2.10%
Securities sold under
  Agreements to Repurchase                       53,497          369        .92%            63,561            541       1.14%
Other borrowed funds and
  Long term debt                                166,961        6,442       5.16%           182,618          6,839       5.01%
                                            -----------      -------       ----        -----------        -------       ----
    Total interest-bearing Liabilities        1,199,638       18,329       2.04%           949,548         18,425       2.59%
Non interest-bearing
  Liabilities
  Demand deposits                               262,768                                    225,813
  Other liabilities                              18,071                                     17,233
                                            -----------                                -----------
    Total liabilities                         1,480,477                                  1,192,594
Stockholders' equity                            100,554                                     90,229
                                            -----------                                -----------
    Total liabilities &
      Stockholders Equity                   $ 1,581,031                                $1, 282,823
                                            ===========                                ===========
Net interest income                                          $34,409                                      $34,233
                                            --------------------------------------------------------------------------------
Net interest spread                                                        2.72%                                        3.30%
                                            --------------------------------------------------------------------------------
Net yield on earnings
       Assets                                                              3.11%                                        3.83%
                                            --------------------------------------------------------------------------------

(1) On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)   Nonaccrual loans are included in average amounts outstanding.

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


                                                               2003 Compared with 2002
                                                         ----------------------------------
                                                                Increase/(Decrease)
                                                                   Due to Change in
                                                         ----------------------------------
                                                                                                           Income
                                                                                                          Increase
                                                                                 Volume           Rate    (Decrease)
                           ----------------------------------------------------------------------------------------
                                    (dollars in thousands)
                           Interest Income:
                              Loans                                             $   994        $(2,608)       (1,614)
                              Securities available-for-sale                       7,915         (5,514)        2,401
                              Securities held-to-maturity                           870         (1,305)         (435)
                              Temporary funds                                      (129)          (143)         (272)
                                                                                -------        -------        ------
                           Total interest income                                  9,650         (9,570)           80
                                                                                =======        =======        ======

                           Interest expense:
                              Deposits:
                                 NOW accounts                                       635           (729)          (94)
                                 Savings accounts                                    44           (286)         (242)
                                          Money market accounts                   1,517         (1,072)          445
                                          Time deposits                           1,372         (1,008)          364
                                                                                -------        -------        ------
                                          Total interest-bearing deposits         3,568         (3,095)          473
                           Securities sold under agreements to
                              repurchase                                            (78)           (94)         (172)
                           Other borrowed funds and long term
                              debt                                                 (599)           202          (397)
                                                                                -------        -------        ------
                           Total interest expense                                 2,891         (2,987)          (96)
                                                                                -------        -------        ------
                           Change in net interest income                          6,759         (6,583)          176
                                                                                =======        =======        ======

Provision for Loan Losses

                           For the three-month period ended September 30, 2003, the loan loss provision was reduced to $0 compared to $300 thousand for the same period last year. For the nine-month period ended September 30, 2003, the loan loss provision totaled $450 thousand compared to $900 thousand for the same period last year. Loan loss provision decreased because of management's determination of the relative adequacy in the loan loss reserve. The Company's loan loss allowance as a percentage of total loans outstanding has increased from 1.65% at December 31, 2002 to 1.80% at September 30, 2003. The loan loss reserve percentage is deemed adequate.

Non-Interest Income and Expense

                           Other operating income for the quarter ended
                           September 30, 2003 was $2.3 million compared to $2.5 million for the third quarter of 2002. The decrease was mainly attributable to a decrease in brokerage commissions, which decreased by $145 thousand, due to decreased volume. For the nine-month period ending September 30, 2003, other operating income totaled $7.2 million compared to $7.9 million for the same period last year. The decrease was mainly attributable to the pre-tax gain of $359,000 associated with the sale of bank premises during the second quarter of 2002. Also, brokerage commissions decreased by $470 thousand due to decreased volume.

                           Management's Discussion and Analysis of Financial Condition and Results of Operation (con't.)


                           Lock box income decreased by $195 thousand for the nine-month period ended September 30, 2003. This decrease was mainly attributable to a decrease in volume that was due to increased competition and changes in the way bills are being paid. This was partially offset by an increase of $262 thousand in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in deposits accounts.

                           During the quarter ended September 30, 2003, operating expenses decreased by $111 thousand or 1.3% to $8.3 million, from the same period last year. Most of the decrease in operating expenses was attributable to a decrease of $118 thousand in equipment expense and a $67 thousand decrease in salaries and employee benefits. Equipment expense decreased mainly because of a decrease in depreciation expense and salaries and employee benefits decreased mainly because of decrease in accruals for incentive compensation. A decrease in incentive compensation accruals was mostly offset by increased retirement and healthcare costs. For the nine-month period ending September 30, 2003, operating expenses increased by $211 thousand or .8% to $25.6 million, from the same period last year. Most of the increase in operating expense was attributable to an increase of $354 thousand in salaries and employee benefits as well as a $266 thousand increase in occupancy expense. This was somewhat offset by a $414 thousand decrease in equipment expense. Salaries and employee benefits increased because of increased retirement and healthcare costs. Although salaries and benefits expense increased, this was offset by decreases in incentive compensation accruals as the Company's performance has declined. Equipment expense decreased mainly because of a decrease in depreciation expense.

Income Taxes

                           For the third quarter of 2003, the Company's income tax expense totaled $1.9 million on pretax income of $5.1 million for an effective tax rate of 37.8%. For last year's corresponding quarter, the Company's income taxes totaled $1.9 million on pretax income of $5.3 million for an effective tax rate of 36.0%. The income tax rate increased mainly because of the elimination of the Company's REIT benefits. For the nine-month period ending September 30, 2003 the Company's income taxes totaled 7.0 million on pretax income of $15.5 million for an effective tax rate of 45.3%. Included in income for the first nine months of 2003 is the previously announced net tax charge of $1.2 million associated with the REIT settlement. This change was the result of an agreement with the Massachusetts DOR settling a dispute related to taxes that the DOR claimed were owed from the Company's REIT.

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

                           The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures have been evaluated as of the end of the period covered by the quarterly report. Based on this evaluation, the Company has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and reported to Management (including the principal executive officer and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

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

                           (b) Reports on Form 8-K

                           On July 10, 2003, the Company filed a Form 8-K in connection with its issuance of a press release on July 9, 2003 announcing the Company's results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   NOVEMBER 12, 2003                   CENTURY BANCORP, INC

 /s/ Marshall M. Sloane                     /s/ Paul V. Cusick, Jr.
-----------------------------               -----------------------------------
MARSHALL M. SLOANE                          PAUL V. CUSICK, JR.
CHAIRMAN, PRESIDENT AND CEO                 VICE PRESIDENT AND TREASURER
(PRINCIPAL EXECUTIVE OFFICER)               (PRINCIPAL ACCOUNTING OFFICER)