Form 10-K
period 2003-12-31
CENTURY BANCORP INC
filed 2004-03-11
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15752

CENTURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

400 MYSTIC AVENUE, MEDFORD, MA	02155

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (781) 391-4000

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $1.00 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☑Yes     ☐No

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2003 was $103,790,834.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2004:

Class A Common Stock, $1.00 par value 3,409,663 Shares
Class B Common Stock, $1.00 par value 2,115,100 Shares

CENTURY BANCORP INC.
FORM 10-K

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary, Century Bank and Trust Company, A Massachusetts state chartered trust company formed in 1969 (the “Bank”). The Company had total assets of approximately $1.7 billion on December 31, 2003. The Company presently operates 21 banking offices in 16 cities and towns in Massachusetts ranging from Braintree, south of Boston, to Peabody, north of Boston. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

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

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be completed during the first quarter of 2004 and the current cost estimate including land costs is $12 million. As of December 31, 2003, $9.4 million has been expended. The capital expenditure will provide a five story addition containing approximately 50 thousand square feet of office and branch space. The Company’s current plan is to sublease approximately 20 to 30 thousand feet of the building.

On March 21, 2003, the Company completed the acquisition of Capital Crossing Bank’s branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of the retail deposits at Capital Crossing’s main office at 101 Summer Street, Boston, Massachusetts. The Bank closed the Chestnut Hill branch and transferred all customers of the branch to its nearby branch office at 1184 Boylston Street, Brookline, Massachusetts. In addition, The Bank transferred all of the retail deposits from Capital Crossing’s Summer Street branch to its branch at 24 Federal Street, Boston, Massachusetts. The acquisition included $192.7 million in deposits. The acquisition also included a premium paid to Capital Crossing of approximately $3.9 million. This premium was subsequently reduced by a gain of $395 thousand from the sale of the acquired Chestnut Hill branch and a rebate of $282 thousand for closed accounts at the Boston office.

During the third quarter of 2003, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. The program expires on July 15, 2004.

During 2003, the Company opened two new branch locations in Boston, Massachusetts. Both branches were opened during August 2003. In 2002, the Company opened one new branch location on Boston, Massachusetts.

Securities and Exchange Commission Availability of Filings on Company Web Site

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), Form S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and additional shareholder information is available free of charge on the Company’s website: www.century-bank.com.

Employees

As of December 31, 2003, the Company had 280 full-time and 105 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

Financial Services Modernization

On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act (“Gramm-Leach”) which significantly altered banking laws in the United States. Gramm Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. As a result of Gramm Leach, many of the depression-era laws that restricted these affiliations and other activities that may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

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

These new financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and any bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest banks, it must meet certain financial rating or other comparable requirements.

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

The Holding Company Act prohibits a bank holding company, with certain exceptions, from (i) acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any company which is not a bank or a bank holding company, or (ii) engaging in any activity other than managing or controlling banks, or furnishing services to or performing services for its subsidiaries. A bank holding company may own, however, shares of a company engaged in activities which the FRB has determined are so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review in 2001.

Federal Deposit Insurance Corporation Improvement Act of 1991

On December 19, 1991, the FDIC Improvement Act of 1991 (the “1991 Act”) was enacted. This legislation provides for, among other things: enhanced federal supervision of depository institutions, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions; the establishment of risk-based deposit insurance premiums; a requirement that the federal banking agencies amend their risk-based capital requirements to include components for interest-rate risk, concentration of credit risk, and the risk of nontraditional activities; expanded authority for cross-industry mergers and acquisitions; mandated consumer protection disclosures with respect to deposit accounts; and imposed restrictions on the activities of state-chartered banks, including the Bank.

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

USA Patriot Act

Under Title III of the USA Patriot Act, also known as the “International Money Laundering Abatement and Anti-Terrorism Act of 2001”, all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm-Leach Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasurer to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted or proposed several implementing rules and the New York Stock Exchange, and the National Association of Securities Dealers, Inc. has proposed corporate governance rules that have been presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management. Effective August 29, 2002, as directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; that they have made certain disclosures to the Company’s auditors and the Board of Directors about the Company’s internal controls and that they have included information in the Company’s quarterly and annual reports about their evaluation of the Company’s internal controls and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect controls subsequent to the evaluation.

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

The Company owns its main banking office, headquarters, and operations center in Medford, which is currently being expanded, and 12 of the 20 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2004 to 2026.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31,2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The Class A Common Stock of the Company is traded on the NASDAQ National Market system under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1,2001 is shown on page 6. The Company’s Class B Common Stock is not traded on NASDAQ or any other national securities exchange.

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

(b)	Approximate number of equity security holders as of December 31, 2003.

Approximate Number
Title of Class	of Record Holders
Class A Common Stock	387
Class B Common Stock	50

(c)	Under the Company’s Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

	Dividends Per Share
	Class A	Class B
2001
First quarter	$.090	$.0450
Second quarter	.090	.0450
Third quarter	.090	.0450
Fourth quarter	.100	.0500
2002
First quarter	$.100	$.0500
Second quarter	.100	.0500
Third quarter	.110	.0550
Fourth quarter	.110	.0550
2003
First quarter	$.110	$.0550
Second quarter	.110	.0550
Third quarter	.110	.0550
Fourth quarter	.120	.0600

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

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on page 7 and 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 9 through 15.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 13 and 14.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 16 through 38.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Financial Highlights

	2003	2002	2001
(dollars in thousands, except share data)
YEAR-END
Total assets	$1,688,911	$1,557,201	$1,271,022
Total loans	512,314	514,249	462,772
Total deposits	1,338,853	1,146,284	888,408
Total stockholders’ equity	103,728	100,256	84,599
YEARLY AVERAGES
Total assets	$1,577,363	$1,321,593	$1,058,924
Total earning assets	1,471,345	1,231,440	978,371
Total securities available-for-sale	782,874	571,027	330,217
Total securities held-to-maturity	162,988	126,675	151,975
Total loans	500,723	488,465	443,395
Total deposits	1,238,255	965,112	767,574
Total borrowed funds and long-term debt	221,746	248,249	194,833
Total stockholders’ equity	100,933	92,248	79,279
EARNINGS
Net income	$11,680	$13,504	$10,859
Net interest income, taxable equivalent	45,356	46,420	39,800
Other operating income	9,556	10,266	8,863
Operating expenses	33,819	34,089	30,025
PERFORMANCE MEASURES
Earnings per share, basic	$2.12	$2.45	$1.96
Earnings per share, diluted	$2.11	$2.44	$1.96
Return on average stockholders’ equity	11.57%	14.64%	13.70%
Book value per share at December 31	$18.78	$18.17	$15.34
Return on average assets	.74%	1.02%	1.03%
Efficiency ratio	61.6%	60.1%	61.7%
COMMON SHARE DATA
Average shares outstanding, basic	5,519,800	5,516,590	5,535,309
Average shares outstanding, diluted	5,548,615	5,534,059	5,541,745
Shares outstanding at year-end	5,524,438	5,517,425	5,515,350

Per Share Data
2003, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$38.11	$37.30	$31.51	$28.47
Low	32.40	28.55	25.75	26.40
Dividends Class A	0.12	0.11	0.11	0.11
Dividends Class B	0.06	0.055	0.055	0.055

2002, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$28.78	$28.85	$27.99	$23.30
Low	26.20	23.65	22.50	20.00
Dividends Class A	0.11	0.11	0.10	0.10
Dividends Class B	0.055	0.055	0.050	0.050

Financial Highlights

	2003	2002	2001	2000	1999
(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$69,298	$71,124	$67,459	$66,554	$58,819
Interest expense	23,942	24,718	27,701	31,092	26,284

Net interest income	45,356	46,406	39,758	35,462	32,535
Provision for loan losses	450	1,200	1,500	1,425	1,475

Net interest income after provision for loan losses	44,906	45,206	38,258	34,037	31,060
Other operating income	9,556	10,266	8,863	7,234	5,603
Operating expenses	33,819	34,089	30,025	25,638	22,655

Income before income taxes	20,643	21,383	17,096	15,633	14,008
Provision for income taxes	8,963	7,879	6,237	5,428	4,903

Net income	$11,680	$13,504	$10,859	$10,205	$9,105

Average shares outstanding, basic	5,519,800	5,516,590	5,535,309	5,597,136	5,791,858
Average shares outstanding, diluted	5,548,615	5,534,059	5,541,745	5,597,629	5,818,633
Earnings per share:
Basic	$2.12	$2.45	$1.96	$1.82	$1.57
Diluted	$2.11	$2.44	$1.96	$1.82	$1.56
Dividend payout ratio	17.2%	13.9%	15.2%	14.5%	15.0%
AT YEAR-END
Assets	$1,688,911	$1,557,201	$1,271,022	$1,083,830	$925,533
Loans	512,314	514,249	462,772	439,563	422,725
Deposits	1,338,853	1,146,284	888,408	793,796	643,673
Stockholders’ equity	103,728	100,256	84,599	71,506	60,296
Book value per share	$18.78	$18.17	$15.34	$12.88	$10.63
SELECTED FINANCIAL PERCENTAGES
Return on average assets	.74%	1.02%	1.03%	1.08%	1.06%
Return on average stockholders’ equity	11.57%	14.64%	13.70%	16.09%	14.78%
Net interest margin, taxable equivalent	3.08%	3.77%	4.06%	4.02%	4.07%
Net (recoveries) charge-offs as a percent of average loans	0.04%	(0.04)%	0.01%	0.78%	(0.04)%
Average stockholders’ equity to average assets	6.40%	6.98%	7.49%	6.68%	7.16%

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company, a Massachusetts trust company, formed in 1969. The Company had total assets of $1.7 billion on December 31, 2003. The Company presently operates 21 banking offices in 16 cities and towns in Massachusetts ranging from Braintree to Peabody. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

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

Century Bancorp, Inc. (the “Company”) had net income of $11,680,000 for the year ended December 31, 2003, compared with net income of $13,504,000 for year ended December 31, 2002 and net income of $10,859,000 for the year ended December 31, 2001. Basic earnings per share were $2.12 in 2003 compared to $2.45 in 2002 and $1.96 in 2001. Diluted earnings per share were $2.11 in 2003 compared to $2.44 in 2002 and $1.96 in 2001. The Company’s earnings in 2003 were negatively affected by the historically low interest rate environment. Assets have continued to reprice at lower interest rates while interest rates paid on deposits have not had a corresponding decrease. The Company believes that the net interest margin will continue to be challenged. The Company’s earnings were also negatively affected by a net tax charge of $1,183,000 associated with the Real Estate Investment Trust (“REIT”) settlement. This charge was the result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

Total assets were $1,688,911,000 at December 31, 2003, an increase of 8.5% from total assets of $1,557,201,000 on December 31, 2002, which, in turn, were 22.5% higher than total assets of $1,271,022,000 on December 31, 2001.

On December 31, 2003, stockholders’ equity totaled $103,728,000 compared with $100,256,000 on December 31, 2002, and $84,599,000 on December 31, 2001. Book value per share increased to $18.78 at December 31, 2003 from $18.17 on December 31, 2002, which had increased from $15.34 on December 31, 2001.

During February 2003, the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be completed during the first quarter of 2004 and the current cost estimate including land costs is $12 million. As of December 31, 2003, $9.4 million has been expended. The capital expenditure will provide a five story addition containing approximately 50 thousand square feet of office and branch banking space. The Company’s current plan is to sublease approximately 20 to 30 thousand square feet of the building.

On March 21, 2003, the Company completed the acquisition of Capital Crossing Bank’s branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of the retail deposits at Capital Crossing’s main office at 101 Summer Street, Boston, Massachusetts. Century closed the Chestnut Hill branch and transferred all customers of the branch to its nearby branch office at 1184 Boylston Street, Brookline, Massachusetts. In addition, Century transferred all of the retail deposits from Capital Crossing’s Summer Street branch to its branch at 24 Federal Street, Boston, Massachusetts. The acquisition included $192.7 million in deposits. The acquisition also included a premium paid to Capital Crossing of approximately $3.9 million. This premium was subsequently reduced by a gain of $395 thousand from the sale of the acquired Chestnut Hill branch and a rebate of $282 thousand for closed accounts at the Boston office.

During the third quarter of 2003, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. The program expires on July 15, 2004.

During 2003, the Company opened two new branch locations in Boston, Massachusetts. Both branches were opened during August 2003. In 2002, the Company opened one new branch location in Boston, Massachusetts.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan and lease losses necessarily involves a high degree of judgment. Management maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

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

The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances as well as management’s evaluation of various conditions, including business and economic conditions, delinquency trends, charge-off experience and other quality factors, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Impaired Investment Securities

If a material decline in fair value below the amortized cost basis of an investment security is judged to be “other than temporary,” generally six-months or longer, the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge to earnings. An “other than temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for “other than temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinder its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations and Financial Condition

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

Year Ended December 31,		2003			2002			2001

		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
(dollars in thousands)
ASSETS
Interest-earning assets:
Loans(2)	$500,723	$33,134	6.62%	$488,465	$35,954	7.36%	$443,395	$36,853	8.31%
Securities available-for-sale:
Taxable	782,782	28,736	3.67	570,067	27,285	4.79	328,351	19,040	5.80
Tax-exempt	92	3	3.26	960	39	4.06	1,866	111	5.95
Securities held-to-maturity:
Taxable	162,988	7,152	4.39	126,675	7,150	5.64	151,975	9,381	6.17
Federal funds sold	24,730	274	1.11	45,253	710	1.57	52,768	2,116	4.01
Interest bearing deposits in other banks	30	—	0.58	20	—	2.50	16	—	3.12

Total interest-earning assets	1,471,345	69,299	4.71%	1,231,440	71,138	5.78%	978,371	67,501	6.90%
Noninterest-earning assets	114,919			97,981			87,135
Allowance for loan losses	(8,901)			(7,828)			(6,582)

Total Assets	$1,577,363			$1,321,593			$1,058,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$260,383	$2,267	0.87%	$202,060	$2,588	1.28%	$144,626	$2,980	2.06%
Savings accounts	79,333	319	0.40	72,780	595	0.82	63,064	882	1.40
Money market accounts	392,066	5,111	1.30	268,504	4,730	1.76	130,717	3,334	2.55
Time deposits	239,189	7,246	3.03	189,395	6,841	3.61	219,979	11,278	5.13

Total interest-bearing deposits	970,971	14,943	1.54	732,739	14,754	2.01	558,386	18,474	3.31
Securities sold under agreements to repurchase	51,402	457	0.89	61,718	696	1.13	71,826	1,647	2.29
Other borrowed funds and long term debt	170,344	8,542	5.01	186,531	9,268	4.97	123,007	7,580	6.16

Total interest-bearing liabilities	1,192,717	23,942	2.01%	980,989	24,718	2.52%	753,219	27,701	3.68%
Non Interest-bearing liabilities Demand deposits	267,284			232,372			209,188
Other liabilities	16,429			15,984			17,238

Total liabilities	1,476,430			1,229,345			979,645

Stockholders equity	100,933			92,248			79,279
Total liabilities & stockholders equity	$1,577,363			$1,321,593			$1,058,924

Net interest income(1)		$45,357			$46,420			$39,800

Net interest spread			2.70%			3.26%			3.22%

Net interest margin			3.08%			3.77%			4.06%

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

Year Ended December 31,	2003 Compared with 2002			2002 Compared with 2001
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
(in thousands)
Interest Income:
Loans	$884	$(3,704)	$(2,820)	$3,544	$(4,443)	$(899)
Securities available-for-sale:
Taxable	8,721	(7,270)	1,451	12,038	(3,793)	8,245
Tax-exempt	(30)	(6)	(36)	(44)	(28)	(72)
Securities held-to-maturity:
Taxable	1,793	(1,791)	2	(1,473)	(758)	(2,231)
Federal funds sold	(265)	(171)	(436)	(267)	(1,139)	(1,406)

Total interest income	11,103	(12,942)	(1,839)	13,798	(10,161)	3,637

Interest expense:
Deposits:
NOW accounts	634	(955)	(321)	954	(1,346)	(392)
Savings accounts	49	(325)	(276)	121	(408)	(287)
Money market accounts	1,815	(1,434)	381	2,674	(1,278)	1,396
Time deposits	1,619	(1,214)	405	(1,420)	(3,017)	(4,437)

Total interest-bearing deposits	4,117	(3,928)	189	2,329	(6,049)	(3,720)
Securities sold under agreements to repurchase	(105)	(134)	(239)	(206)	(745)	(951)
Other borrowed funds and long term debt	(811)	84	(727)	3,363	(1,675)	1,688

Total interest expense	3,201	(3,978)	(777)	5,486	(8,469)	(2,983)

Change in net interest income	$7,902	$(8,964)	$(1,062)	$8,312	$(1,692)	$6,620

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis decreased 2.3% in 2003 to $45,357,000 compared with $46,420,000 in 2002. The decrease in net interest income for 2003 was mainly due to a sixty-nine basis point decrease in the net interest margin. The decrease in the net interest margin was mostly offset by a 19.5% increase in the average balances of earning assets, combined with a similar increase in deposits and borrowed funds. The increase in average volume was mainly the result of an acquisition of $192.7 million of deposits from Capital Crossing Bank during the first quarter of 2003 as well as internal growth during the year. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 3.08% in 2003 from 3.77% in 2002, which had decreased from 4.06% in 2001. The decrease in the net interest margin, for both years, was mainly attributable to assets continuing to reprice at historically low levels without a corresponding decrease in rates paid on deposits. The Company believes that the net interest margin will continue to be challenged.

Average earning assets were $1,471,345,000 in 2003, an increase of $239,905,000 or 19.5% from the average in 2002, which was 25.9% higher than the average in 2001. Total average securities, including securities available for sale and securities held to maturity, increased 35.6% to $945,862,000. The increase in securities volume was mainly attributable to deposit growth. This increase in securities volume, which was partially offset by a lower level of interest rates resulted in higher securities income, which increased 4.1% to $35,890,000. Total average loans increased 2.5% to $500,723,000 in 2003 after increasing $45,070,000 in 2002. Total loans increased primarily as a result of internal loan growth. The increase in loan volume was more than offset by a lower level of interest rates resulting in lower loan income, which decreased by 7.8% or $2,820,000 to $33,134,000. Total loan income was $36,853,000 in 2001.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 28.3% or $273,143,000 in 2003 after increasing by 25.7% or $197,538,000 in 2002. Deposits increased in 2003 primarily as a result of the acquisition of deposits acquired from Capital Crossing Bank and internal deposit growth and were mainly concentrated in NOW, savings and money market accounts, which increased by $188,437,000. Borrowed funds decreased by 12.1% in 2003 following an increase of 32.2% in 2002. The majority of the Company’s borrowed funds are borrowings from the Federal Home Loan Bank (FHLB) and retail repurchase agreements. Average borrowings from the FHLB decreased by approximately $16,187,000 and retail repurchase agreements decreased by $10,316,000. Interest expense totaled $23,942,000 in 2003, a decrease of $776,000 or 3.1 % from 2002 when interest expense decreased 10.8% from 2001. This decrease in interest expense is due to decreases in deposit rates, partially offset by an increase in the average balance of deposits.

Provision for Loan Loss

The provision for loan losses was $450,000 in 2003 compared with $1,200,000 in 2002 and $1,500,000 in 2001. These provisions are the result of management’s evaluation of the quality of the loan port-

Management’s Discussion and Analysis of Results of Operations and Financial Condition

folio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

The allowance for loan losses was $8,769,000 at December 31, 2003 compared with $8,506,000 at December 31, 2002 and $7,112,000 at December 31, 2001. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.71 % in 2003, 1.65% in 2002 and 1.54% in 2001.

The Company experienced net charge-offs in 2003 with net charge-offs as a percent of average loans outstanding at 0.04%. The comparable figures for 2002 and 2001 were net recoveries of 0.04% and net charge-offs of 0.01% respectively. Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $1,175,000 on December 31, 2003, compared with $511,000 on December 31, 2002.

Other Operating Income

The Company continued to experience good results in its fee-based services in 2003. The fee-based services include fees derived from traditional banking activities such as deposit related services as well as revenues from its automated lock box collection system and full service securities brokerage offered through Commonwealth Equity Services, Inc., an unaffiliated registered securities broker-dealer and investment adviser.

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

Through Commonwealth Equity Services, Inc., the Bank provides full service securities brokerage services. Registered representatives employed by the Bank offer investment advice, execute transactions and assist customers in financial and retirement planning. Commonwealth Equity Services, Inc. provides research and supervises representatives in exchange for payment by the Bank for a fixed fee and a share in the commission revenues.

Total other operating income in 2003 was $9,556,000, a decrease of $710,000, or 7.4% compared to 2002. This decrease followed an increase of $1,403,000 or 15.8% in 2002, compared to 2001. Service charge income, which continues to be a major area of other operating income with $4,782,000 in 2003, saw an increase of $364,000 compared to 2002. Service charges on deposit accounts increased mainly because of an increase in deposits accounts. Lock-box revenues totaled $3,186,000, down $277,000 in 2003. This decrease was mainly attributable to a decrease in volume that was due to increased competition. Brokerage commissions decreased to $579,000 in 2003 from $1,038,000 in 2002, primarily as a result of decreased transaction volume. Also included in other operating income for 2002 is a pretax realized gain of $359,000 associated with the sale of bank premises.

Operating Expenses

Total operating expenses were $33,819,000 in 2003 compared to $34,089,000 in 2002 and $30,025,000 in 2001.

Salaries and employee benefits expenses decreased by $399,000, or 1.9% in 2003 after increasing by 15.7% in 2002. The decrease in 2003 was mainly attributable to a decrease in incentive compensation accruals, which was partially offset by increased retirement and healthcare costs. Most of the increase for 2002 was in compensation expense associated with increased staff levels as well as merit increases in salaries and employee benefits.

Occupancy expense increased by $347,000, or 15.1%, in 2003. This followed an increase of $180,000, or 8.5%, in 2002. The increase in 2003 was mainly attributable to full-year costs associated with the opening of a new branch and partial year costs associated with opening two new branches. The increase in 2002 was mainly attributable to full-year costs associated with the opening of one new branch. Equipment expense decreased by $431,000 or 20.2% in 2003. This followed an increase of $236,000 or 14.4% in 2002. The decrease in 2003 was mainly the result of a decrease in equipment depreciation expense as well as a reduction in service contract expense. Service contract expense decreased as a result of decreases in lockbox activity. The increase in 2002 was mainly the result of an increase in depreciation expense as well as an increase in service contract expense. Service contract expense increased as a result of increases in lockbox activity.

Other operating expenses increased by $213,000 in 2003, which followed a $682,000 increase in 2002. The increase for 2003 was primarily the result of increased core deposit intangible amortization, telephone and software maintenance expense. The increase for 2002 was primarily the result of increased marketing, check processing charges, software maintenance expense and legal expense, which was partially offset by a reduction in the amortization of goodwill.

Provision for Income Taxes

Income tax expense was $8,963,000 in 2003, $7,879,000 in 2002 and $6,237,000 in 2001. The effective tax rate was 43.4% (37.7%, excluding REIT settlement) in 2003, 36.8% in 2002 and 36.5% in 2001. Included in tax expense for 2003 is a net tax charge of $1,183,000 associated with the REIT settlement. This change was the result of an agreement with the Massachusetts DOR settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT. The elimination of the REIT will increase the effective tax rate in the future.

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company’s exposures to differential changes in interest rates between assets and liabilities is an interest

Management’s Discussion and Analysis of Results of Operations and Financial Condition

rate risk management test. This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments. Percentage Change in Net Interest Income’”

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income(1)
+300	(4.5)%
+200	(3.1)%
+100	(1.6)%
-100	(1.0)%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk. The Company monitors and controls interest rate risk exposure with the interest rate risk management test. Simulated results outside of predetermined policy levels could prompt a modification in the balance sheet structure of the Company.

Liquidity and Capital Resources

Liquidity is managed to ensure that the Company has access to sufficient reasonably priced funding to conduct its business. The Company’s Asset Liability Committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change.

Primary liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $225,321,000 on December 31, 2003 compared with $122,205,000 on December 31, 2001 and $177,833,000 on December 31, 2001. In each of these three years, deposit activity has generally been adequate to support asset activity.

Additionally, the Company actively manages both the asset and liability sides of the balance sheet to ensure that its liquidity needs are met.

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

Capital Adequacy

Total stockholders’ equity was $103,728,000 at December 31, 2003, compared with $100,256,000 at December 31, 2002 and $84,599,000 at December 31, 2001. The increase in 2003 was primarily the result of retained earnings less dividends paid and a decrease in net unrealized gains on securities available-for-sale. The increase in 2002 was primarily the result of retained earnings less dividends paid and an increase in net unrealized gains on securities available-for-sale. Also, there was a $111,000 increase in 2003 and a $31,000 increase in 2002 from the execution of certain stock options.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of 4.00% and a total capital-to-risk assets ratio of 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 16.91% and 14.08% respectively, and total capital-to-risk assets ratio of 18.09% and 15.26%, respectively at December 31, 2003. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 2003, the Company and the Bank exceeded this requirement with leverage ratios of 8.05% and 6.70%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2003.

Contractual Obligations and Commitments by Maturity

	Payments Due - By Period
		Less than	One To	Three To	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances	$134,178	$35,000	$1,178	$19,500	$78,500
Long term debt	29,639	—	—	—	29,639
Lease obligations	6,614	1,043	1,839	1,614	2,118
Other
Treasury, tax and loan	2,151	2,151	—	—	—
Customer repurchase agreements	40,050	40,050	—	—	—

Total contractual cash obligations	$212,632	$78,244	$3,017	$21,114	$110,257

	Amount of Commitment Expiring - By Period
		Less than	One To	Three To	After
Other Commitments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$126,825	$59,487	$2,049	$1,056	$64,233
Standby letters of credit	4,914	4,462	202	—	250
Other commitments	16,014	7,720	8,294	—	—

Total commitments	$147,753	$71,669	10,545	$1,056	64,483

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Financial Instruments With Off-Balance Sheet Risk

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notational amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

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

Contract or Notational Amount	2003	2002
(in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	600	1,902
Standby letters of credit	4,914	3,467
Unused lines of credit	126,825	97,535
Unadvanced portions of construction loans	15,414	19,234

Commitments to originate loans, unadvanced portions of construction loans and unused letters of credit are generally agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In addition to general commitments, the Company has originated 1-4 family mortgages for sale in the secondary markets. These loans were sold with and without recourse and no loan was originated without its sale having been pre-arranged. The company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $183,000 at December 31, 2003 and $193,000 at December 31, 2002.

Forward-looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary polices of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 is effective immediately for VIEs created after January 31, 2003; this has had no significant impact on our financial condition, results of operations, earnings per share or cash flows. In December 2003, the FASB issued a revised FIN 46, FIN 46R, which, in part, specifically addresses limited purpose trusts formed to issue trust preferred securities. This guidance requires the Company to deconsolidate its investment in Century Bancorp Capital Trust. For VIEs created prior to January 31, 2003, we have applied the provisions of FIN 46 on the December 31, 2003 financial statements and as a result, deconsolidated Century Bancorp Capital Trust.

Consolidated Balance Sheets

December 31,	2003	2002
(dollars in thousands except share data)
ASSETS
Cash and due from banks (note 2)	$64,299	$63,188
Federal funds sold and interest-bearing deposits in other banks	161,022	59,017

Total cash and cash equivalents	225,321	122,205
Securities available-for-sale, amortized cost $701,444 in 2003 and $750,129 in 2002 (notes 3 and 9)	703,335	761,531
Securities held-to-maturity, market value $198,790 in 2003 and $130,014 in 2002 (notes 4 and 9)	197,872	127,209
Loans, net (note 5)	512,314	514,249
Less: allowance for loan losses (note 6)	8,769	8,506

Net loans	503,545	505,743
Bank premises and equipment (note 7)	21,589	12,928
Accrued interest receivable	8,450	9,370
Other assets (note 12)	28,799	18,215

Total assets	$1,688,911	$1,557,201

LIABILITIES AND STOCKHOLDERS EQUITY
Demand deposits	$270,115	$248,340
Savings and NOW deposits	291,950	317,698
Money market accounts	417,171	357,921
Time deposits (note 8)	359,617	222,325

Total deposits	1,338,853	1,146,284
Securities sold under agreements to repurchase (note 9)	40,050	51,800
Other borrowed funds (note 10)	136,329	169,420
Investments purchased payable	29,330	43,069
Other liabilities	10,982	17,622
Long term debt (note 10)	29,639	28,750
Total liabilities	1,585,183	1,456,945

Commitments and contingencies (notes 7, 14 and 15)
Stockholders equity (note 11):
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,792,938 shares in 2003 and 3,780,915 shares in 2002	3,793	3,781
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 2,162,650 shares in 2003 and 2,167,660 shares in 2002	2,163	2,168
Additional paid-in-capital	11,227	11,123
Retained earnings	91,427	81,755
Treasury stock, Class A, 383,600 shares in 2003 and 2002, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares in 2003 and 2002, at cost	(41)	(41)

	102,628	92,845
Accumulated other comprehensive income, net of taxes (note 3)	1,100	7,411

Total stockholders equity	103,728	100,256

Total liabilities and stockholders equity	$1,688,911	$1,557,201

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year Ended December 31,	2003	2002	2001
(dollars in thousands except share data)
INTEREST INCOME
Loans	$33,134	$35,953	$36,849
Securities available-for-sale	28,738	27,311	19,113
Securities held-to-maturity	7,152	7,150	9,381
Federal funds sold and interest-bearing deposits in other banks	274	710	2,116

Total interest income	69,298	71,124	67,459
INTEREST EXPENSE
Savings and NOW deposits	2,586	3,183	3,862
Money market accounts	5,111	4,730	3,334
Time deposits (note 8)	7,246	6,841	11,278
Securities sold under agreements to repurchase	457	696	1,647
Other borrowed funds and long term debt	8,542	9,268	7,580

Total interest expense	23,942	24,718	27,701

Net interest income	45,356	46,406	39,758
Provision for loan losses (note 6)	450	1,200	1,500

Net interest income after provision for loan losses	44,906	45,206	38,258
OTHER OPERATING INCOME
Service charges on deposit accounts	4,782	4,418	3,379
Lockbox fees	3,186	3,463	3,439
Brokerage commissions	579	1,038	1,248
Other income	1,009	1,347	797

Total other operating income	9,556	10,266	8,863
OPERATING EXPENSES
Salaries and employee benefits (note 13)	21,310	21,709	18,770
Occupancy	2,648	2,301	2,121
Equipment	1,703	2,134	1,871
Other (note 16)	8,158	7,945	7,263

Total operating expenses	33,819	34,089	30,025

Income before income taxes	20,643	21,383	17,096
Provision for income taxes (note 12)	7,780	7,879	6,237
Retroactive REIT settlement (note 12)			1,183

Net income	$11,680	$13,504	$10,859

SHARE DATA (NOTE			11)
Weighted average number of shares outstanding, basic	5,519,800	5,516,590	5,535,309
Weighted average number of shares outstanding, diluted	5,548,615	5,534,059	5,541,745
Net income per share, basic	$2.12	$2.45	$1.96
Net income per share, diluted	2.11	2.44	1.96

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2000	$3,755	$2,192	$11,093	$60,916	$(5,242)	$(41)	$(1,167)	$71,506
Net income	—	—	—	10,859	—	—	—	10,859
Other comprehensive income, net of tax:
Increase in unrealized gains on securities available-for-sale net of $1,840 in taxes	—	—	—	—	—	—	4,585	4,585

Comprehensive income								15,444
Conversion of Class B Common Stock to Class A Common Stock, 6,420 shares	6	(6)	—	—	—	—	—	—
Treasury stock repurchases, 35,000 shares	—	—	—	—	(698)	—	—	(698)
Cash dividends paid, Class A Common Stock, $0.37 per share	—	—	—	(1,257)	—	—	—	(1,257)
Cash dividends paid, Class B Common Stock, $0.185 per share	—	—	—	(396)	—	—	—	(396)
BALANCE, DECEMBER 31, 2001	3,761	2,186	11,093	70,123	(5,941)	(41)	3,418	84,599
Net income	—	—	—	13,504	—	—	—	13,504
Other comprehensive income, net of tax:
Increase in unrealized gains on securities available-for-sale net of $2,150 in taxes	—	—	—	—	—	—	3,993	3,993

Comprehensive income								17,497
Conversion of Class B Common Stock to Class A Common Stock, 17,820 shares	18	(18)	—	—	—	—	—	—
Stock options exercised, 2,075 shares	2	—	29	—	—	—	—	31
Cash dividends paid, Class A Common Stock, $0.42 per share	—	—	—	(1,426)	—	—	—	(1,426)
Cash dividends paid, Class B Common Stock, $0.21 per share	—	—	—	(445)	—	—	—	(445)

BALANCE, DECEMBER 31, 2002	3,781	2,168	11,123	81,755	(5,941)	(41)	7,411	100,256
Net income	—	—	—	11,680	—	—	—	11,680
Other comprehensive income, net of tax:
Decrease in unrealized gains on securities available-for-sale net of $3,200 in taxes	—	—	—	—	—	—	(6,311)	(6,311)

Comprehensive income								5,369
Conversion of Class B Common Stock to Class A Common Stock, 5,010 shares	5	(5)	—	—	—	—	—	—
Stock options exercised, 7,013 shares	7	—	104	—	—	—	—	111
Cash dividends paid, Class A Common Stock, $0.45 per share	—	—	—	(1,532)	—	—	—	(1,532)
Cash dividends paid, Class B Common Stock, $0.225 per share	—	—	—	(476)	—	—	—	(476)

BALANCE, DECEMBER 31, 2003	$3,793	$2,163	$11,227	$91,427	$(5,941)	$(41)	$1,100	$103,728

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Year Ended December 31,	2003	2002	2001
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,680	$13,504	$10,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	1,200	1,500
Deferred income taxes	(1,416)	(5,690)	(133)
Net depreciation and amortization	1,754	1,822	2,066
Decrease (increase) in accrued interest receivable	920	(1,809)	51
Increase in other assets	(6,639)	(4,318)	(948)
Loans originated for sale	(267)	—	—
Proceeds from sales of loans	270	73	89
Gain on sales of loans	(3)	(1)	(1)
Gain on calls of securities	—	—	(47)
Gain on sale of building	—	(359)	—
(Decrease) increase in other liabilities	(6,615)	6,702	(8,739)

Net cash provided by operating activities	134	11,124	4,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls/maturities of securities available-for-sale	665,635	324,502	215,708
Purchase of securities available-for-sale	(616,783)	(618,946)	(396,285)
Proceeds from calls/maturities of securities held-to-maturity	125,254	63,494	95,904
Purchase of securities held-to-maturity	(195,991)	(48,113)	(69,340)
(Decrease) increase in investments purchased payable	(13,739)	4,093	38,976
Net decrease (increase) in loans	2,102	(50,883)	(22,875)
Proceeds from sale of building	—	1,020	—
Capital expenditures	(10,217)	(2,854)	(4,558)

Net cash used in investing activities	(43,739)	(327,687)	(142,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposit accounts	137,293	3,049	(57,320)
Net increase in demand, savings, money market and NOW deposits	55,277	254,827	151,932
Net proceeds from the exercise of stock options	111	31	—
Treasury stock repurchases	—	—	(698)
Cash dividends paid	(2,008)	(1,871)	(1,653)
Net (decrease) increase in securities sold under agreements to repurchase	(11,750)	(21,040)	1,390
Net (decrease) increase in other borrowed funds	(33,091)	25,939	46,153
Increase in long term debt from deconsolidation of subsidiary	889	—	—

Net cash provided by financing activities	146,721	260,935	139,804

Net (decrease) increase in cash and cash equivalents	103,116	(55,628)	2,031
Cash and cash equivalents at beginning of year	122,205	177,833	175,802

Cash and cash equivalents at end of year	$225,321	$122,205	$177,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$24,102	$24,668	$29,755
Income taxes	15,632	8,367	5,588
Change in unrealized gains on securities available-for-sale, net of taxes	$(6,311)	$3,993	$4,585

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries, Century Subsidiary Investments, Inc. (CSII), Century Subsidiary Investments, Inc. II (CSII II), Century Subsidiary Investments, Inc. III (CSII III) and Century Financial Services Inc. (CSFI). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. CFSI has the power to engage in financial agency, securities brokerage and investment and financial advisory services and related securities credit.

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

Premiums and discounts on investment securities are amortized or accreted into income by use of the level-yield method, which approximates the effective method. If a decline in fair value below the amortized cost basis of an investment is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of the writedown is included as a charge to earnings. Gains and losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

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

Notes to Consolidated Financial Statements

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

STOCK OPTION ACCOUNTING

The Company currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the “cost” of the option is estimated on the date of grant using an option valuation model and recognized as compensation expense over the vesting period of the option. Any change from the intrinsic value method to the fair value method of accounting for stock options is required to be applied prospectively for options granted after the date of change in method which must be as of the beginning of a fiscal year. The Company generally awards stock options annually with a grant date in January.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

December 31,	2003	2002	2001
(In thousands, except per share data)
Net income:
As reported	$11,680	$13,504	$10,859
Less:
Pro forma stock based compensation cost (net of tax):	$268	$149	$50

Pro forma and diluted	$11,412	$13,355	$10,809
Basic earning per share	$2.12	$2.45	$1.96
Pro forma
As reported	$2.07	$2.42	$1.95
Diluted earnings per share	$2.11	$2.44	$1.96
Pro forma
As reported	$2.06	$2.41	$1.95

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions:

December 31,	2003	2002	2001
Dividend yields	1.40%	2.25%	2.65%
Expected life	6 years	7 years	7 years
Expected volatility	43%	25%	36%
Risk-free interest rate	3.51%	4.01%	4.94%

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

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $650,000 at December 31, 2003 and $507,000 at December 31, 2002.

3.	Securities Available-for-Sale

	December 31 , 2003				December 31 , 2002
		Gross	Gross	Estimated		Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(in thousands)
U.S. Government and Agencies	$674,766	$3,981	$2,253	$676,494	$701,964	$10,631	$—	$712,595
Mortgage-backed securities	8,977	209	145	9,041	29,911	907	—	30,818
Obligations of states and political subdivisions	—	—	—	—	390	—	—	390
FHLB stock	13,084	—	—	13,084	13,084	—	—	13,084
Other	4,617	278	179	4,716	4,780	52	188	4,644

	$701,444	$4,468	$2,577	$703,335	$750,129	$11,590	$188	$761,531

	December 31, 2001
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(In thousands)

U.S. Government and Agencies	$405,595	$6,090	$1,080	$411,005
Mortgage-backed securities	29,801	369	9	30,161
Obligations of states and political subdivisions	2,005	—	—	2,005
FHLB stock	13,084	—	—	13,084
Other	4,690	48	160	4,578

	$455,575	$6,507	$1,249	$460,833

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $50,263,000 at December 31, 2003, $60,841,000 at December 31, 2002 and $81,332,000 at December 31, 2001. Also included are securities pledged for borrowing at the Federal Home Loan Bank amounting to $289,731,000.

The following table shows the temporarily impaired securities of the Company’s securities available-for-sale portfolio at December 31, 2003.

This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. The number of securities temporarily impaired for less than 12 months and for 12 months or longer are 42 and 2, respectively, out of a total of 195. Most of the available-for-sale securities are invested in U.S. Government and Agencies and, therefore, the Company has determined that the securities listed are temporarily impaired.

	Temporarily Impaired Investments
	December 31, 2003
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)

US Government and Agencies	$202,638	$2,253	$—	$—	$202,638	$2,253
Mortgage-backed securities	4,727	145	—	—	4,727	145
Other	1,525	25	1,369	154	2,894	179

Total temporarily impaired securities	$208,890	$2,423	$1,369	$154	$210,259	$2,577

Notes to Consolidated Financial Statements

The following table shows the maturity distribution of the Company’s securities available-for-sale at December 31, 2003 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

	U.S. Government		Obligations
	and Agencies		of States						Estimated
	and Mortgage-		and Political						Market
	Backed Securities	Yield	Subdivisions	Yield	Other	Yield	Total	Yield	Value
(in thousands)
DECEMBER 31, 2003
Within one year	$38,995	4.82%	$—	0.00%	$400	5.81%	$39,395	4.83%	$39,926
After one but within five years	590,849	3.12	—	0.00	400	5.97	591,249	3.12	592,299
After five but within ten years	44,922	4.10	—	0.00	—	0.00	44,922	4.10	45,068
More than ten years	8,977	4.65	—	0.00	—	0.00	8,977	4.65	9,042
Non-maturing	—	0.00	—	0.00	16,901	3.46	16,901	3.46	17,000

	$683,743	3.30%	$—	0.00%	$17,701	3.57%	$701,444	3.30%	$703,335

The weighted average maturity of investment securities available-for-sale at December 31, 2003, 2002 and 2001 was 3.5, 2.9 and 3.4 years, respectively. Included in the weighted average remaining life calculation at December 31, 2003 and 2002 there were $545.8 million and $547.7 million, respectively, of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

4.	Investment Securities Held-to-Maturity

	December 31 , 2003				December 31 , 2002
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(in thousands)
U.S. Government and Agencies	$6,400	$278	$—	$6,678	$76,430	$1,442	$—	$77,872
Mortgage-backed securities	191,447	1,548	908	192,087	50,754	1,363	—	52,117
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—
Other	25	—	—	25	25	—	—	25

	$197,872	$1,826	$908	$198,790	$127,209	$2,805	$—	$130,014

	December 31 , 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
(in thousands)
U.S. Government and Agencies	$88,294	$2,120	$39	$90,375
Mortgage-backed securities	54,289	749	201	54,837
Obligations of states and political subdivisions	—	—	—	—
Other	25	—	—	25

	$142,608	$2,869	$240	$145,237

Included in U.S. Government and Agency securities are securities pledged for borrowing at the Federal Home Loan Bank amounting to $197,847,000.

There were no held-to-maturity securities with an unrealized loss position of 12 months or longer at December 31, 2003.

Notes to Consolidated Financial Statements

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2003 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

	U.S. Government		Obligations
	and Agencies		of States						Estimated
	and Mortgage-		and Political						Market
(in thousands)	Backed Securities	Yield	Subdivisions	Yield	Other	Yield	Total	Yield	Value
DECEMBER 31, 2003
Within one year	$—	0.00%	$—	0.00%	$25	5.50%	$25	5.50%	$25
After one but within five years	7,406	5.26	—	0.00	—	0.00	7,406	5.26	7,741
After five but within ten years	—	0.00	—	0.00	—	0.00	—	0.00	—
More than ten years	190,441	4.18	—	0.00	—	0.00	190,441	4.18	191,024
Non-maturing	—	0.00	—	0.00	—	—	—	0.00	—

	$197,847	4.22%	$—	0.00%	$25	6.47%	$197,872	5.35%	$198,790

The weighted average remaining life of investment securities held-to-maturity at December 31, 2003, 2002 and 2001 was 3.5, 3.2 and 3.2 years, respectively. Included in the weighted average remaining life calculation at December 31, 2003 and 2002 were $0 and $44.0 million, respectively, of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

5.	Loans

The Company’s lending activities are conducted principally in Massachusetts. The company grants single and multi-family residential loans, commercial and commercial real estate loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties, and land development. Most loans granted by the company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate market in the borrowers’ geographic areas and the general economy.

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Construction and land development	$34,121	6.7%	$33,155	6.4%	$39,256	8.5%	$21,840	5.0%	$21,682	5.1%
Commercial and industrial	39,742	7.8	46,044	9.0	59,162	12.8	95,957	21.8	77,166	18.3
Industrial revenue bonds	—	0.0	—	0.0	48	0.0	119	0.0	190	0.0
Commercial real estate	293,781	57.3	291,598	56.7	241,419	52.2	209,233	47.6	209,332	49.5
Residential real estate	86,780	16.9	92,291	17.9	88,450	19.1	81,526	18.5	82,968	19.6
Consumer	8,025	1.6	8,169	1.6	7,701	1.7	9,226	2.1	11,678	2.8
Home equity	49,382	9.6	41,527	8.1	26,016	5.6	21,107	4.8	19,227	4.5
Overdrafts	483	0.1	1,465	0.3	720	0.2	555	0.1	482	0.1

	$512,314	100.0%	$514,249	100.0%	$462,772	100.0%	$439,563	100.0%	$422,725	100.0%

At December 31, 2003, 2002, 2001, 2000 and 1999 loans were carried net of discounts of $138,000, $492,000, $969,000, $1,446,000 and $1,923,000, respectively. Included in these amounts at December 31, 2003, 2002, 2001, 2000 and 1999, were residential real estate loans that were carried net of discounts of $133,000, $487,000, $959,000, $1,431,000 and $1,903,000, respectively, associated with the acquisition of loans from another financial institution.

Notes to Consolidated Financial Statements

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2003. The table excludes loans secured by one-to-four family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

	Remaining Maturities of Selected Loans at December 31, 2003
	One Year	One to Five	Over
	or Less	Years	Five Years	Total
(in thousands)
Construction and land development	$24,114	$3,617	$6,390	$34,121
Commercial and industrial	21,526	11,201	7,015	39,742
Commercial real estate	29,649	125,432	138,700	293,781

Total	$75,289	$140,250	$152,105	$367,644

The following table indicates the rate variability of the above loans due after one year.

December 31, 2003

	One to Five	Over
	Years	Five Years	Total
(in thousands)
Predetermined interest rates	$93,488	$15,352	$108,840
Floating or adjustable interest rates	46,762	136,753	183,515

Total	$140,250	$152,105	$292,355

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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long-term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This compliments our C&I emphasis placed on the operating business entities and will be continued. The regional economic environment affects the risk of both non-residential and residential mortgages.

Residential real estate (1-4 family) includes two categories of loans. Approximately $5 million of loans are classified as “Commercial and Industrial” type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Home equity loans are extended as both first and second mortgages on owner occupied residential properties in the Bank’s market area. Loans are underwritten to a maximum loan to property value of 75%.

The Bank intends to maintain a market for construction loans, principally for smaller local residential projects or an owner occupied commercial project. Individual consumer residential home construction loans are also extended on a similar basis.

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. As of December 31, 2003, the Company was obligated to advance a total of $15.4 million to complete projects under construction.

Notes to Consolidated Financial Statements

     The composition of non-accrual Loans, impaired loans & troubled debt restructuring agreements is as follows:

	2003	2002	2001	2000	1999
(in thousands)
Loans on non-accrual	$1,175	$511	$423	$110	$4,621
Impaired loans on non-accrual included above	$1,137	$487	$292	$41	$4,378
Total recorded investment in impaired loans	$1,678	$1,116	$1,118	$1,535	$6,019
Average recorded value of impaired loans	$2,043	$1,273	$2,149	$2,919	$4,047
Loans 90 days past due and still accruing	$—	$—	$9	$19	$188
Interest income on non-accrual loans according to their original terms	$100	$50	$43	$19	$463
Interest income on non-accrual loans actually recorded	$70	$—	$32	$9	$331
Interest income recognized on impaired loans	$116	$60	$116	$160	$458

     The composition of impaired loans at December 31, is as follows:

	2003	2002	2001	2000	1999
Residential real estate:
1-4 family	$60	$—	$29	$41	$341
Multi-family	541	629	656	681	702
Commercial real estate	—	487	433	782	950
Commercial and industrial	1,077	—	—	31	4,026

Total impaired loans	$1,678	$1,116	$1,118	$1,535	$6,019

There were no impaired loans with specific reserves from December 31, 1999 through December 31, 2003 and in the opinion of management, none of the above listed impaired loans required a specific reserve. All of the impaired loans listed above have been measured using the fair value of the collateral method.

The Company was servicing mortgage loans sold to others without recourse of approximately $2,397,000, $4,444,000, $6,888,000, $10,199,000 and $12,542,000, at December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $183,000, $194,000, $338,000, $479,000 and $490,000, at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2003.

Balance at		Repayments	Balance at
December 31, 2002	Additions	and Deletions	December 31, 2003
(in thousands)
$1,707	$881	$1,061	$1,527

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

In addition to the above, as of December 31, 2003, the Company continues to monitor closely $8.8 million of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2003, although such values can fluctuate with changes in the economy and the real estate market.

Notes to Consolidated Financial Statements

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2003	2002	2001	2000	1999
(in thousands)
Year end loans outstanding (net of unearned discount)	$512,314	$514,249	$462,772	$439,563	$422,725

Average loans outstanding (net of unearned discount)	$500,723	$488,465	$443,395	$434,780	$405,794

Balance of allowance for loan losses at beginning of year	$8,506	$7,112	$5,662	$7,646	$6,022

Loans charged-off:
Commercial	240	—	27	3,522	81
Commercial real estate	—	58	343	—	61
Residential real estate	—	—	12	—	14
Consumer	125	87	55	139	315

Total loans charged-off	365	145	437	3,661	471

Recovery of loans previously charged-off:
Commercial	127	276	154	26	197
Real estate	29	—	184	195	393
Consumer	22	63	49	31	30

Total recoveries of loans previously charged-off:	178	339	387	252	620

Net loan charge-offs (recoveries)	187	(194)	50	3,409	(149)
Additions to allowance charged to operating expense	450	1,200	1,500	1,425	1,475
Acquired allowance	—	—	—	—	—

Balance at end of year	$8,769	$8,506	$7,112	$5,662	$7,646

Ratio of net charge-offs during the year to average loans outstanding	0.04%	(0.04)%	0.01%	0.78%	(0.04)%

Ratio of allowance for loan losses to loans outstanding	1.71%	1.65%	1.54%	1.29%	1.81%

The increased ratio of allowance for loan loss to loans for 1999, compared to 2000, reflects increased provisions associated with the deterioration of one borrower’s credit quality whose total relationship amounted to $4.1 million. Management placed this credit on non-accrual status during the fourth quarter of 1999 and subsequently charged-off $3.5 million of this loan during the first quarter of 2000. These provisions are the result of management’s evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.

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

	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
(dollars in thousands)
Construction and land development	$701	6.7%	$497	6.4%	$605	8.5%	$285	5.0%	$441	5.1%
Commercial and industrial	1,048	7.8%	1,106	9.0%	1,257	12.8%	1,200	21.8%	2,846	18.3%
Commercial real estate	5,364	57.3%	4,941	56.7%	3,786	52.2%	1,923	47.6%	2,951	49.5%
Residential real estate	904	16.9%	1,160	17.9%	955	19.1%	726	18.5%	867	19.6%
Consumer and other	165	1.7%	210	1.9%	173	1.8%	1,298	2.3%	332	3.0%
Home equity	587	9.6%	592	8.1%	336	5.6%	230	4.8%	209	4.5%

	$8,769	100.0%	$8,506	100.0%	$7,112	100.0%	$5,662	100.0%	$7,646	100.0%

Notes to Consolidated Financial Statements

7.	Bank Premises and Equipment

	December 31,
	2003	2002	Estimated Useful Life
(in thousands)
Land	$3,697	$3,607	—
Bank premises	6,198	6,198	30-39 years
Construction in progress	7,506	—
Furniture and equipment	17,922	16,377	3-10 years
Leasehold improvements	4,446	3,483	30-39 years or lease term

	39,769	29,665
Accumulated depreciation and amortization	(18,180)	(16,737)

	$21,589	$12,928

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $886,000, $711,000 and $589,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2003 were as follows:

	Year	Amount
(in thousands)
	2004	$1,043
	2005	966
	2006	873
	2007	857
	2008	757
	Thereafter	2,118

		$6,614

8.	Deposits

The Company offers savings accounts, NOW accounts, demand deposits, time deposits and money market accounts. The Company offers cash management accounts which provide either automatic transfer of funds above a specified level from the customer’ s checking account to a money market account or short-term borrowings. Also, an account reconciliation service is offered whereby the Company provides a computerized report balancing the customer’ s checking account.

Interest rates on deposits are set bi-monthly by the Bank’ s rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

Time Deposits as of December 31, are as follows:

	2003	2002	2001
(in thousands)
Three months or less	$207,180	$82,741	$101,217
Three months through twelve months	85,651	66,096	100,465
Over twelve months	66,786	73,488	17,594

	$359,617	$222,325	$219,276

Notes to Consolidated Financial Statements

     Time Deposits of $100,000 or more as of December 31, are as follows:

	2003	2002	2001
(in thousands)
Three months or less	$165,198	$43,261	$54,307
Three months through twelve months	10,855	7,933	15,832
Over twelve months	3,759	1,079	770

	$179,812	$52,273	$70,909

9.	Securities Sold Under Agreements to Repurchase

	2003	2002	2001
(dollars in thousands)
Amount outstanding at December 31,	$40,050	$51,800	$72,840
Weighted average rate at December 31,	0.77%	1.00%	1.12%
Maximum amount outstanding at any month end	$58,830	$69,190	$75,950
Daily average balance outstanding during the year	$51,402	$61,718	$71,826
Weighted average rate during the year	0.89%	1.13%	2.29%

Amounts outstanding at December 31, 2003, 2002, and 2001 carried maturity dates of the next business day. U.S. Government and Agency securities with a total available-for-sale book value of $40,560,000, $51,176,000, and $71,629,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2003, 2002, and 2001, respectively. The approximate market value of the collateral at those dates was $40,638,000, $51,994,000, and $73,262,000, respectively.

10.	Other Borrowed Funds and Long-Term Debt

	2003	2002	2001
(dollars in thousands)
Amount outstanding at December 31,	$165,968	$198,170	$172,231
Weighted average rate at December 31,	4.86%	4.97%	5.30%
Maximum amount outstanding at any month end	$233,600	$199,163	$172,231
Daily average balance outstanding during the year	$170,344	$186,531	$123,007
Weighted average rate during the year	5.01%	4.97%	6.16%

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. Also, the bank borrowed twenty long-term loans with the Federal Home Loan Bank. These loans total $134,178,000, bear a weighted average interest rate of 4.41% and mature between September 10, 2004 and March 21, 2011.

In May 1998 the Company, through Century Bancorp Capital Trust, issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. The Company deconsolidated Century Bancorp Capital Trust and the current balance at December 31, 2003 is $29,639,000. These securities pay dividends at an annualized rate of 8.30% and mature on June 30, 2029. The Company is using the proceeds primarily for general business purposes.

FEDERAL HOME LOAN BANK BORROWINGS

A summary of borrowings, which are included in the totals above, from the Federal Home Loan Bank of Boston (“FHLB”) is as follows:

Notes to Consolidated Financial Statements

December 31,	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Within 1 year	$35,000	1.55%	$70,000	2.65%	$48,000	2.11%
Over 1 year to 2 years	—	0.00	—	0.00	—	0.00
Over 2 years to 3 years	1,178	7.20	—	0.00	5,000	1.99
Over 3 years to 5 years	19,500	5.38	1,233	7.20	1,284	7.20
Over 5 years	78,500	5.40	95,000	5.45	86,000	5.53

Total	$134,178	4.41%	$166,233	4.28%	$140,284	4.25%

11.	Stockholders’ Equity

DIVIDENDS

Holders of the Class A common stock may not vote in the election of directors, but may vote as a class to approve certain extraordinary corporate transactions. Holders of Class B may vote in the election of directors. Class A common stockholders are entitled to receive dividends per share equal to at least 200% per share of that paid, if any, on each share of Class B common stock. Class A common stock is publicly traded. Class B common stock is not publicly traded, however, it can be converted on a share for share basis to Class A common stock at any time at the option of the holder. Dividend payments by the Company are dependent in part on the dividends it receives from the Bank, which are subject to certain regulatory restrictions.

EARNINGS PER SHARE (EPS)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2003, 2002 and 2001 was an increase of 28,815, 17,469 and 6,436 shares, respectively.

STOCK OPTION PLAN

During 2001, common stockholders of the Company approved a stock option plan (the “Option Plan”) that provides for granting of options for not more than 150,000 shares of Class A common stock. Under the Option Plan, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plan is administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plan. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 42,744 options exercisable at December 31, 2003.

Stock option activity under the plan is as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	67,000	$19.52	36,500	$15.56	—	—
Granted	35,750	27.58	34,075	23.29	36,500	$15.56
Cancelled	(675)	15.49	(1,500)	15.063	—	—
Exercised	(7,013)	15.93	(2,075)	15.063	—	—

Outstanding at end of year	95,062	22.84	67,000	$19.52	36,500

Exercisable at end of year	42,744		32,925		—

Available to be granted at end of year	45,850		79,425		113,500

Weighted average fair value of options granted during the year	$16.29		$9.15		$5.92

Notes to Consolidated Financial Statements

At December 31, 2003 the 95,062 options outstanding have exercise prices between $15.063 and $29.35, with a weighted average exercise price at $22.84 and a weighted average remaining contractual life of 6 years.

The Bank is subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company’s financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action., the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table. There is no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following table.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk-weighted assets)	$113,236	15.26%	>$59,362	>8.00%	>$74,203	>10.00%
Tier 1 capital (to risk-weighted assets)	104,467	14.08%	29,681	4.00	44,522	6.00
Tier 1 capital (to 4th Qtr. average assets)	104,467	6.70%	62,353	4.00	77,942	5.00
As of December 31, 2002
Total capital (to risk weighted assets)	92,636	13.26%	55,876	8.00	69,845	10.00
Tier 1 capital (to risk-weighted assets)	84,130	12.05%	27,938	4.00	41,907	6.00
Tier 1 capital (to 4th Qtr. average assets)	84,130	5.87%	57,357	4.00	71,696	5.00

12.	Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

(in thousands)	2003	2002	2001
Current expense:
Federal	$5,783	$12,936	$6,161
State	4,596	633	177

Total current expense	10,379	13,569	6,338

Deferred expense:
Federal	102	(5,617)	(101)
State	(1,518)	(73)	—

Total deferred expense	(1,416)	(5,690)	(101)

Provision for income taxes	$8,963	$7,879	$6,237

Notes to Consolidated Financial Statements

Income tax accounts included in other assets and other liabilities at December 31 are as follows:

(in thousands)	2003	2002
Currently receivable (payable)	$377	$(4,875)
Deferred income tax asset, net	5,019	403

	$5,396	$(4,472)

Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 35% for 2003, 2002 and 2001 to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

(in thousands)	2003	2002	2001
Federal income tax expense at statutory rates	$7,225	$7,484	$5,984
State income taxes, net of federal income tax benefit	2,001	364	115
Effect of tax-exempt interest	(1)	(10)	(27)
Other	(262)	41	165

	$8,963	$7,879	$6,237

Effective tax rate	43.4%	36.8%	36.5%

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

(in thousands)	2003	2002
Deferred income tax assets:
Allowance for loan losses	$3,668	$2,995
Deferred compensation	3,431	2,467
Acquisition premium	648	568
Investments writedown	61	51
Deferred gain	197	172
Other	48	44

Gross deferred income tax asset	8,053	6,297

Deferred income tax liabilities:
Unrealized gain on securities available-for-sale	(791)	(3,991)
Accrued dividends	—	(7)
Depreciation	(562)	(546)
Limited partnerships	(1,611)	(1,317)
Other	(70)	(33)

Gross deferred income tax liability	(3,034)	(5,894)

Deferred income tax asset (liability), net	$5,019	$403

The Company incurred a net tax charge of $1,183,000 associated with the Real Estate Investment Trust (“REIT”) settlement. This charge was the result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

13. Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Plan”), which is offered to all employees reaching minimum age and service requirements. An increase in the size of the work force and increased compensation expense in 2003 resulted in an increase in pension cost. The measurement date for the Plan is September 30 for each year. The Company plans to contribute $1,590,000 to the Plan in 2004.

The Plan benefit has been changed from a benefit based on average compensation for the 60 consecutive months which produce the highest average compensation during the last 120 months of employment to a benefit based on career average compensation.

The Company, as trustee, manages the assets of the Plan. The majority of assets are invested in U.S. Government debt securities with a duration of less than four. Equity securities are in asset manager mutual funds. The expected rate of return is based on estimates from Pension advisors and past experience.

The weighted-average asset allocation of pension benefit assets at September 30, were:

Asset Category	2003	2002
Debt securities	80%	81%
Equity securities	16%	16%
Other	4%	3%

The Company has a Supplemental Insurance/Retirement Plan (the Supplemental Plan), which is limited to certain officers and employees of the Company. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant. Increased compensation expense resulted in increased cost for the Supplemental Plan.

Notes to Consolidated Financial Statements

			Supplemental Insurance/
	Defined Benefit Pension Plan		Retirement Plan
	2003	2002	2003	2002
(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$12,634	$10,533	$12,467	$9,791
Service cost	692	583	100	72
Interest cost	821	685	811	636
Plan Amendment	(1,719)	158	968	578
Actuarial (gain)/loss	1,131	890	(962)	1,407
Benefits paid	(206)	(215)	(16)	(17)

Benefit obligation at end of year	$13,353	$12,634	$13,368	$12,467

Change in plan assets:
Fair value of plan assets at beginning of year	$7,783	$7,059
Actual return on plan assets	438	164
Employer contributions	1,270	775
Benefits paid	(206)	(215)

Fair value of plan assets at end of year	$9,285	$7,783

Funded status	$(4,068)	$(4,851)	$(13,368)	$(12,467)
Unrecognized prior service cost	1,446	(382)	(1,219)	(250)
Unrecognized net actuarial loss	(4,696)	(3,542)	(3,941)	(5,162)

Accrued benefit cost	$(818)	$(927)	$(8,208)	$(7,055)

Accumulated benefit obligation	$11,876	$9,743	$10,101	$11,292
Weighted average assumptions as of December 31:
Discount rate	6.50%	6.50%	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	5.00%	4.00%	5.00%
Components of net periodic benefit cost:
Service cost	$692	$583	$100	$72
Interest cost	821	685	811	636
Expected return on plan assets	(614)	(557)	—	—
Recognized prior service cost	110	99	(1)	(39)
Recognized net losses	153	86	261	199

Net periodic cost	$1,162	$896	$1,171	$868

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions were matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $218,100 for 2003, $202,500 for 2002 and $112,000 for 2001. Administrative costs associated with the plan are absorbed by the Company.

The Company does not offer any post retirement programs other than pensions.

14. Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2003. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company’s consolidated financial position or results of operation.

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be completed during the first quarter of 2004 and the current cost estimate including land costs is $12 million. As of December 31, 2003 $9.4 million has been expended. The capital expenditure will provide a five story addition containing approximately 50 thousand square feet of office and branch banking space. The Company’s current plan is to sublease approximately 20 to 30 thousand square feet of the building.

Notes to Consolidated Financial Statements

15. Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notational amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

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

Contract or Notational Amount	2003	2002
(in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$600	$1,902
Standby letters of credit	4,914	3,467
Unused lines of credit	126,825	97,535
Unadvanced portions of construction loans	15,414	19,234

Commitments to originate loans, unadvanced portions of construction loans and unused letters of credit are generally agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

In addition to general commitments, the Company has originated 1-4 family mortgages for sale in the secondary markets. These loans were sold with and without recourse and no loan was originated without its sale having been pre-arranged. The company was servicing mortgage loans sold to others with a maximum recourse provision of 10% of the outstanding balance of approximately $183,000 at December 31, 2003 and $193,000 at December 31, 2002.

16. Other Operating Expenses

Year ended December 31,	2003	2002	2001
(in thousands)
Marketing	$1,265	$1,440	$1,064
Supplies	775	664	587
Telephone	511	434	312
Postage and delivery	735	690	621
Legal and audit	478	683	508
Consulting	316	399	419
Software maintenance/amortization	743	723	584
Processing services	1,292	1,215	1,013
Insurance	248	205	200
Director’s fees	270	192	208
FDIC assessment	208	163	150
Core deposit tangible amortization	320	167	200
Goodwill amortization	—	—	267
Capital expense amortization	137	311	311
Other	860	659	819

	$8,158	$7,945	$7,263

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
(in thousands)	Amounts	Value	Amounts	Value
Financial assets:
Cash and cash equivalents	$225,321	$225,321	$122,205	$122,205
Securities available-for-sale	703,335	703,335	761,531	761,531
Investment securities held-to-maturity	197,872	198,790	127,209	130,014
Net loans	503,545	506,232	505,743	524,860
Accrued interest receivable	8,450	8,450	9,370	9,370
Financial liabilities:
Deposits	1,338,853	1,346,713	1,146,284	1,156,330
Repurchase agreements and other borrowed funds	176,379	176,557	221,220	222,123
Long term debt	29,639	30,469	28,750	28,807
Accrued interest payable	1,016	1,016	1,176	1,176
Standby letters of credit	—	100	—	47

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

Notes to Consolidated Financial Statements

18. Quarterly Results of Operations (unaudited)

2003 Quarters	Fourth	Third	Second	First
(in thousands, except per share data)
Interest income	$16,560	$16,889	$18,110	$17,739
Interest expense	5,613	5,807	6,462	6,060

Net interest income	10,947	11,082	11,648	11,679
Provision for loan losses	—	—	225	225

Net interest income after provision for loan losses	10,947	1,1,082	11,423	11,454
Other operating income	2,402	2,342	2,504	2,308
Operating expenses	8,197	8,288	8,994	8,340

Income before income taxes	5,152	5,136	4,933	5,422
Provision for income taxes	1,953	1,939	(147)	5,218

Net income	$3,199	$3,197	$5,080	$204

Share data:
Average shares outstanding, basic	5,523,403	5,520,025	5,518,093	5,517,616
Average shares outstanding, diluted	5,560,317	5,553,470	5,517,856	5,537,151
Earnings per share, basic	$0.58	$0.58	$0.92	$0.04
Earnings per share, diluted	$0.58	$0.58	$0.92	$0.04

2002 Quarters	Fourth	Third	Second	First
(in thousands, except per share data)
Interest income	$18,466	$18,090	$17,786	$16,782
Interest expense	6,293	6,532	6,087	5,806

Net interest income	12,173	11,558	11,699	10,976
Provision for loan losses	300	300	300	300

Net interest income after provision for loan losses	11,873	11,258	11,399	10,676
Other operating income	2,379	2,460	2,979	2,448
Operating expenses	8,678	8,399	8,644	8,368

Income before income taxes	5,574	5,319	5,734	4,756
Provision for income taxes	2,113	1,916	2,098	1,752

Net income	$3,461	$3,403	$3,636	$3,004

Share data:
Average shares outstanding, basic	5,517,400	5,517,400	5,515,982	5,515,350
Average shares outstanding, diluted	5,539,137	5,537,009	5,536,224	5,526,697
Earnings per share, basic	$0.63	$0.62	$0.66	$0.54
Earnings per share, diluted	$0.62	$0.61	$0.66	$0.54

Notes to Consolidated Financial Statements

19. Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2003 and 2002 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2003 are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS
December 31,	2003	2002
(in thousands)
ASSETS:
Cash	$21,062	$34,882
Investment in subsidiary, at equity	111,356	94,342
Other assets	1,368	557

Total assets	$133,786	$129,781

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$419	$775
Long term debt	29,639	28,750
Stockholders’ equity	103,728	100,256

Total liabilities and stockholders’ equity	$133,786	$129,781

STATEMENTS OF INCOME
December 31 ,	2003	2002	2001
(in thousands)
Income:
Dividends from subsidiary	$2,825	$4,774	$4,251
Interest income from deposits in bank	$377	$575	$1,297
Other income	74	74	73

Total income	3,276	5,423	5,621
Interest expense	2,460	2,460	2,460
Operating expenses	250	451	448

Income before income taxes and equity in undistributed income of subsidiary	566	2,512	2,713
Provision for income taxes	(790)	(786)	(542)

Income before equity in undistributed income of subsidiary	1,356	3,298	3,255
Equity in undistributed income of subsidiary	10,324	10,206	7,604

Net income	$11,680	$13,504	$10,859

STATEMENTS OF CASH FLOWS
Year Ended December 31 ,	2003	2002	2001
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,680	$13,504	$10,859
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(10,324)	(10,206)	(7,604)
Depreciation and amortization	138	314	317
(Increase) decrease in other assets	(61)	(11)	153
Increase (decrease) in liabilities	(356)	107	(532)

Net cash provided by operating activities	1,077	3,708	3,193

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital payment to bank subsidiary	(13,000)	—	—
Stock options exercised	111	31	—
Cash dividends paid	(2,008)	(1,871)	(1,653)
Treasury stock repurchases	—	—	(698)

Net cash used in financing activities	(14,897)	(1 ,840	(2,351)

Net increase in cash	(13,820)	1,868	842

Cash at beginning of year	34,882	33,014	32,172

Cash at end of year	$21,062	$34,882	$33,014

Independent Auditors’ Report

KPMG LLP

Certified Public Accountants
99 High Street
Boston, Massachusetts 02110

The Board of Directors
Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

February 10, 2004

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 2003 are as follows:

Name	Age	Position
George R. Baldwin	60	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Roger S. Berkowitz	51	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Karl E. Case, Ph.D.	57	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Henry L. Foster, D.V.M.	78	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Marshall I. Goldman, Ph.D.	73	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Russell B. Higley, Esquire	64	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan B. Kay	44	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Fraser Lemley	63	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph P. Mercurio	55	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Joseph J. Senna, Esquire	64	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Barry R. Sloane	48	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jonathan G. Sloane	45	Director and Executive Vice President, Century Bancorp, Inc.; Director, President and Chief Operating Officer, Century Bank and Trust Company

Marshall M. Sloane	77	Chairman, President and Chief Executive Officer, Century Bancorp, Inc.; Chairman and Chief Executive Officer, Century Bank and Trust Company

Stephanie Sonnabend	50	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

George F. Swansburg	61	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

Jon Westling	61	Director, Century Bancorp, Inc., and Century Bank and Trust Co.

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

Mr. Senna became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney and managing partner of C&S Capital Properties, LLC, a real estate management and development firm. Formerly, he was CEO and Treasurer of Sunnyhurst Farms Convenience Stores.

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

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is CEO and President of Sonesta International Hotels Corporation.

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

All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. A majority of the members of the Company’s Board of Directors have been determined by the Company’s Board of Directors to be independent within the meaning of Rue 4200(a)(15) of the National Association of Security Dealers’ listing standards. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Jonathan G. Sloane are the sons of Marshall M. Sloane and Jonathan B. Kay is the son-in-law of Marshall M. Sloane.

The Audit Committee

The Audit Committee meets with KPMG LLP, the independent certified public accountants, in connection with the annual audit of the Company’s financial statements. The Audit Committee is composed of five directors, Joseph J. Senna, Chair, George G. Baldwin, Stephanie Sonnabend, George F. Swansburg, and Jon Westling, each of whom is independent as defined by the National Association of Securities Dealers’ current listing standards. The Company did not rely on certain exemptions in Exchange Act Rule 10A-3 from the audit committee independence requirements. The Audit Committee includes an “audit committee financial expert”, Joseph J. Senna, as that term is defined in Item 401(h) of Regulation S-K.The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met four times during 2003.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter is attached as Exhibit 33-1.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent auditors. The Audit Committee has also discussed with KPMG LLP, the independent accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Additionally, the Audit Committee has discussed with KPMG LLP the firm’s independence.

Based on the review and discussions referred to in the paragraph above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, George F. Swansburg, Jon Westling

Director Compensation

Directors not employed by the Company receive an $8,000 retainer per year, $250 per Century Bancorp, Inc. Board meeting attended, $750 per Century Bank and Trust Company Board and $500 per committee meeting attended.

Nominating Committee

The Company’s Nominating Committee consists of three directors, each of whom has been determined to be independent by the Company’s Board of Directors. The Nominating Committee does not operate pursuant to a written policy but is in the process of developing a written policy. The Committee is required to develop and recommend criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, in the context of the needs of the Board and the Company and such other criteria as the Committee shall determine to be relevant. The Committee did not meet during 2003, and there were no vacancies during the year.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of the Company’s code of ethics may be obtained upon written request to Investor Relations, Century Bancorp, Inc., 400 Mystic Avenue, Medford, Massachusetts.

ITEM 11.	EXECUTIVE COMPENSATION

Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name of each executive officer of the Company and the principal positions and offices he holds with the Company

Marshall M. Sloane	Chairman, President and Chief Executive Officer; Chairman and Chief Executive Officer, Century Bank and Trust Company. Mr. Sloane is 77 years old.

Jonathan G. Sloane	Director and Executive Vice President; Director, President and Chief Operating Officer, Century Bank and Trust Company. Mr. Sloane is 45 years old.

Paul V. Cusick, Jr.	Vice President and Treasurer; Executive Vice President, Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Cusick is 59 years old.

Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, cash management and fee income. Mr. Evangelista is 40 years old. He joined the Company in 1999. Formerly, he was Senior Vice President at U.S. Trust.

David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 48 years old. He joined the Company in 1999. Formerly, he was Regional President of Citizens Bank.

Compensation Committee Report on Executive Compensation

The Compensation Committee is a committee of the Board of Directors composed of Joseph P. Mercurio as Chairman, Fraser Lemley and Roger S. Berkowitz, each of whom is independent as defined by the National Association of Securities Dealers’ current listing standards. It reviews the salaries of the Company’s officers and administers the Company’s Supplemental Executive Insurance/Retirement Income Plan and Incentive Compensation Plan.

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

Base Salary

Base salary levels are set so that the Company has the management talent to meet the challenges in the financial services industry. Several factors are included in setting base salaries including the responsibilities of the executive officer, the scope of the executive’s position, individual performance and salary levels at peer banks. Historically, the Company’s executive compensation practices have been designed to provide total compensation in the middle range of compensation levels at similar banking institutions. Salary increases for the senior management group have averaged 3% to 9% during the last several years.

Cash Incentive Plans

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. No bonuses are paid unless actual earnings are of budgeted net income. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 2003, 2002 and 2001 are shown in the Summary Compensation Table.

Executive Benefits

The Company’s executive compensation package includes a special benefits component in addition to base salary and cash and stock incentive plans. These special benefits are viewed as less important than the above. Where such benefits are provided, they are intended to support other business purposes including facilitating business development efforts.

Employment Agreements

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of severance pay upon a change of control of the Company.

Chief Executive Officer Compensation

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 2003 cash compensation for Mr. Sloane was $1,137,000 of which $760,000 was base salary. A $377,000 bonus was paid to Mr. Marshall Sloane during 2003 for his performance in 2002.

Conclusion

The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal years ending December 31, 2001, 2002 and 2003, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.

Summary Compensation Table
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities		All Other
Name					Stock	Underlying	LTIP	Compensation
And		Salary	Bonus(1)	Other	Awards	Options	Payouts	($)
Principal Position	Year	($)	($)	($)	($)	(#)	($)	(2)
Marshall M. Sloane	2003	760,000	0	0	0	12,000	0	87,860
Chairman, President and CEO,	2002	710,000	377,000	0	0	12,000	0	78,079
Century Bancorp, Inc. Chairman and CEO,	2001	643,500	295,600	0	0	12,000	0	58,863
Century Bank and Trust Company
Jonathan G. Sloane	2003	385,000	0	0	0	6,000	0	9,476
Executive Vice President	2002	360,000	151,600	0	0	6,000	0	6,848
Century Bancorp, Inc.	2001	316,000	119,700	0	0	6,000	0	5,762
President and COO, Century Bank and Trust Company
Paul V. Cusick, Jr.	2003	265,000	0	0	0	3,000	0	16,713
Executive Vice President	2002	250,000	95,800	0	0	3,000	0	11,539
Century Bank and Trust Company	2001	209,000	76,500	0	0	3,000	0	8,466
David B. Woonton	2003	233,000	0	0	0	2,000	0	3,996
Executive Vice President	2002	220,000	95,800	0	0	2,000	0	3,850
Century Bank and Trust Company	2001	200,000	76,500	0	0	2,000	0	2,851
Paul A. Evangelista	2003	205,000	0	0	0	2,000	0	4,769
Executive Vice President	2002	193,000	95,800	0	0	2,000	0	4,359
Century Bank and Trust Company	2001	172,000	76,500	0	0	2,000	0	2,167

(1)	Bonus amounts are based on performance for the years shown.

(2)	Term insurance premiums paid for Supplemental Executive Insurance/Retirement Income Plan and matching contribution for the 401(k) plan.

Options Grants in 2003

The following table provides information relating to option grants pursuant to our stock option plans during 2003 to our named executive officers.

					Potential Realizable Value
			Individual Grants		at Assumed Rates of
	(1)	(2)	(3)		Stock Price Appreciation
		Percentage of			for Option Term(4)(5)(6)
	Options	Total Options	Exercise	Expiration
Executive Officer	Granted	Granted	Price	Date	5%	10%
Marshall M. Sloane	12,000	33.57%	$29.35	January 21, 2008	$97,306	$215,022
Jonathan G. Sloane	6,000	16.78%	26.68	January 21, 2013	100,673	255,126
Paul V. Cusick, Jr.	3,000	8.39%	26.68	January 21, 2013	50,337	127,563
David B. Woonton	2,000	5.59%	26.68	January 21, 2013	33,558	85,042
Paul A. Evangelista	2,000	5.59%	26.68	January 21, 2013	33,558	85,042

(1)	Options vest and become exercisable 50% per year commencing on the first anniversary of the date of grant. None of the indicated awards were accompanied by stock appreciation rights.

(2)	Percentage of options to purchase an aggregate of 35,750 shares of Common Stock to all Officers during 2003.

(3)	The exercise price was based on the market price of the Common Stock on the date of grant.

(4)	Assumes future stock prices of $37.46 and $47.27 for options granted on January 21, 2003 to Marshall M. Sloane at compounded rates of return of 5% and 10% respectively.

(5)	Assumes future stock prices of $43.46 and $69.20 for options granted on January 21, 2003 to all other Officers at compounded rates of return of 5% and 10% respectively.

(6)	There were no exercises of stock options in 2003.

Aggregated Option Exercises in 2003 and Year-end Option Values

The following table provides information relating to option exercises in 2003 by our named executive officers and the value of such officers’ unexercised options at December 31, 2003.

					Value of Unexercised
			Number of		In-The-Money
	Shares Acquired	Value	Options		Options at
	On Exercise(#)	Realized($)	at Year End(#)		Year End(#)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Marshall M. Sloane	—	$0	18,000	18,000	$290,940	$137,580
Jonathan G. Sloane	—	0	9,000	9,000	161,262	91,560
Paul V. Cusick	1,500	0	3,000	4,500	50,036	45,780
David B.Woonton	—	0	3,000	3,000	27,441	30,520
Paul A. Evangelista	2,000	0	1,000	3,000	12,960	30,520

(1)	Based on a per share market price of $35.46

Supplemental Executive Insurance/Retirement Income Plan

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Executive Insurance/Retirement Income Plan (the “Supplemental Plan”).

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual’s salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $2,925,000, $1,540,000, $1,325,000, $1,165,000 and $1,025,000 for Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, Woonton and Evangelista, respectively.

Premiums paid by the Company in 2003 amounted to $87,800, $63,500, $27,200, $65,000, and $46,600, for policies on the lives of Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, Woonton, and Evangelista. The policies are on an “insurance bonus” basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy’s proceeds. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

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

Value of $100 invested on December 31, 1998 at:

	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
Century	90.57	83.87	116.33	156.78	212.67
Nasdaq Banks	96.15	109.84	118.92	121.74	156.62
Nasdaq U.S.	185.43	111.83	88.76	61.37	91.75

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 1998 and that all dividends were reinvested.

The following table illustrates representative annual retirement benefits at various compensation levels for executive management employees under the Supplemental Plan who retire at age 65 and with 15 years of service, without reflecting the required offset of benefits from social security and the defined benefit retirement plan.

Three Year	Executive Officer	Senior Officer
Average Compensation	Annual Benefit	Annual Benefit
$100,000	$75,000	$66,666
150,000	112,500	100,000
200,000	150,000	133,300
250,000	187,500	166,700
300,000	225,000	200,000
400,000	300,000	266,700
600,000	450,000	400,000
800,000	600,000	533,300

As of January 1, 2004, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, Woonton, and Evangelista were 100%, 100%, 100%, 0%, and 0%, vested, respectively, under the Supplemental Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2003 (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock (ii) by each of the Company’s directors and certain officers; and (iii) by all directors and officers of the Company as a group. As of December 31, 2003, there were 3,409,338 shares of Class A Common Stock and 2,115,100 shares of Class B Common Stock outstanding.

Number of Beneficial
Owner & Address or Number	Class A		% A	Class B		% B
of Persons in Group	Owned		Owned	Owned		Owned
Wellington Management Co., LLP(13)	334,400		9.81%
75 State Street
Boston, MA 02109
Endicott Management Company (12)	276,800		8.12%
237 Park Avenue, Suite 801
New York, NY 10017
The Banc Funds (11)	263,439		7.73%
208 South LaSalle Street
Chicago, IL 60604
Marshall M. Sloane (a)(b)	17,537	(1)	0.51%	1,695,930	(2)	80.18%
400 Mystic Ave.
Medford, MA 02155
George R. Baldwin (a)	3,736		0.11%
Roger S. Berkowitz (a)	2,921		0.09%
Karl E. Case (a)	2,130		0.06%
Paul V. Cusick, Jr. (b)	16,530		0.48%
Paul A. Evangelista (b)	2,518		0.07%
Henry L. Foster, D.V.M. (a)	10,344		0.30%	1,000		0.05%
Marshall I. Goldman (a)	2,044	(3)	0.06%	30,000	(4)	1.42%
Russell B. Higley, Esquire (a)	4,898		0.14%
Jonathan B. Kay (a)	7,361	(7)	0.22%	60,000	(6)	2.84%
Fraser Lemley (a)	9,167	(9)	0.27%
Joseph P. Mercurio (a)	5,001		0.15%
Joseph J. Senna (a)	46,964	(5)	1.38%
Barry R. Sloane (a)	3,222	(10)	0.09%
Jonathan G. Sloane (a)(b)	18,661	(8)	0.55%	60,000		2.84%
Stephanie Sonnabend (a)	1,670		0.05%
George F. Swansburg (a)	30,040		0.88%
Jon Westling (a)	2,273		0.07%
David B. Woonton (b)	—		0.00%

(a) Denotes director of the Company.
(b) Denotes officer of the Company.

All directors and officers as a group (20 in number)(iii)	187,017		5.48%	1,846,930		87.33%

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 14,453 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, and does not include 120,000 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 34,800 shares owned by Mr. Senna’s spouse.

(6)	Entire 60,000 shares are owned by Mr. Kay’s spouse who is also Marshall Sloane’s daughter.

(7)	Includes 71 shares owned by Mr. Kay’s spouse.

(8)	Includes 84.15 shares owned by Mr. Sloane’s spouse and includes 350 shares owned by Mr. Jonathan Sloane’s children.

(9)	Includes 500 shares owned by Mr. Lemley’s spouse.

(10)	Includes 40 shares owned by son and 71 shares owned by spouse Candace Lapidus Sloane.

(11)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by The Banc Funds on February 12, 2004.

(12)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by The Endicott Group on February 12, 2004.

(13)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Wellington Management Company, LLP on February 12, 2004.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires the Company’s Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company’s knowledge, there currently are none) are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the Company believes that, during 2003, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with.

The following schedule provides information, with respect to compensation plans, on equity securities (common shares) that are authorized for issuance as of December 31, 2003:

Number of shares
remaining available for
future issuance under
	Number of shares		equity compensation
	to be issued	Weighted-average	plans (excluding
	upon exercise of	exercise price of	shares reflected in
	outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	95,062	$22.84	45,850
Equity compensation plans not approved by security holders	—	—	—

Total	95,062	$22.84	45,850

All compensation plans have been previously approved by shareholders. There are 79,425 shares available for future issuance for the Employee plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Directors and Officers of the Company and Bank and members of their immediate family are at present, as in the past, customers of the Bank and have transactions with the Bank in the ordinary course of business. In addition, certain of the Directors are at present, as in the past, also Directors, Officers or Stockholders of Corporations or members of partnerships that are customers of the Bank and have transactions with the Bank in the ordinary course of business. Such transactions with Directors and Officers of the Company and the bank and their families and with such corporations and partnerships were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other features unfavorable to the Bank.

Mr. Russell Higley’s law firm performed professional services for the Bank related to real estate loan originations. Total fees paid by the Bank to Mr. Higley’s firm in 2003 were $47,935.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee separately pre-approves each of the following services, on compliance with the requirements of Sarbanes-Oxley and SEC regulations, before they are rendered by the auditor: financial audit, attest, review of tax calculations, preparation of tax returns, as well as, audit of 401(k) and pension plans. The Audit Committee’s pre-approval procedures, in compliance with the requirements of Sarbanes-Oxley and SEC regulations, allow the Company’s auditors to perform certain services without specific permission from the Audit Committee, as long as these services comply with the following requirements: (a) the services consist of special projects relating to strategic tax savings initiatives, corporate tax structure engagements, reserve calculation enhancements, as well as, merger and acquisition consulting; (b) aggregate special project services can not exceed $50,000 during the calendar year; and (c) the Audit Committee must be informed about each service at its next scheduled meeting. All other services provided by the Company’s auditor must be separately pre-approved before they are rendered.

For the period ending December 31, 2002, KPMG LLP was paid audit fees of $110,000, audit-related fees of $18,000, tax fees of $40,000, and all other fees of $0. Audit-related fees were for the audit of 401(k) and pension plans; tax fees were for tax compliance and tax consulting. For the period ending December 31, 2003, KPMG LLP was paid audit fees of $136,000, audit-related fees of $18,000, tax fees of $57,050, and all other fees of $2,400. Audit-related fees were for the audit of 401(k) and pension plans; tax fees were for tax compliance and tax consulting; other fees were for reserve calculation enhancements.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements.

		The following financial statements of the company and its subsidiaries are presented in Item 8:

		Independent Auditors’ Report

		Consolidated Balance Sheets — December 31, 2003 and 2002

		Consolidated Statements of Income — Years Ended December 31, 2003, 2002 and 2001

		Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2003, 2002 and 2001

		Consolidated Statements of Cash Flows-Years Ended December 31, 2003, 2002 and 2001

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

		All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

	(3)	Exhibits

		3.1 Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).

		3.2 Bylaws of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).

		4.1 Form of Common Stock Certificate of the Company incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).

4.2 Century Bancorp, Inc. 401(K) Plan, incorporated by reference on Form S-8 filed on June 25, 1997.

4.3 Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference on Form S-2 filed on April 23, 1998.

10.1 2000 Stock Option Plan, incorporated by reference on Form S-8 filed on April 3, 2001.

10.2 Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference on Form 10K for the year ended December 31, 2002.

10.3 Supplemental Executive Retirement and Insurance Plan, incorporated by reference on Form 10K for the year ended December 31, 2002.

11 Statement Regarding Computation of Per Share Earnings - incorporated herein by reference to Item 8 of the

Notes to Consolidated Financial Statements of the Company’s 2003 Annual Report to Stockholders.

14 Code of Ethics Policy — This information is presented in Part III, Item 10.

21 Subsidiaries of the Registrant — This information is presented in Part I, Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

23.1 Consent of Independent Certified Public Accountants.

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

99.1 Audit Committee Charter

(b)	Reports on Form 8K.

On October 15, 2003, the Company filed a Form 8-K in connection with its issuance of a press release on October 14, 2003 announcing the Company’s results for the quarter ended September 30, 2003.

(c)	Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(d)	Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March 2004.

Century Bancorp, Inc.

By: /s/ Marshall M. Sloane

Marshall M. Sloane, Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ Barry R. Sloane Barry R. Sloane, Director
/s/ Roger S. Berkowitz Roger S. Berkowitz, Director	/s/ Stephanie Sonnabend Stephanie Sonnabend, Director
/s/ Karl E. Case Karl E. Case, Ph.D., Director	/s/ George F. Swansburg George F. Swansburg, Director
/s/ Henry L. Foster, D.V.M. Henry L. Foster, D.V.M., Director	/s/ Jon Westling Jon Westling, Director
/s/ Marshall I. Goldman, Ph.D. Marshall I. Goldman, Ph.D., Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman, President and Chief Executive Officer
/s/ Russell B. Higley, Esquire Russell B. Higley, Esquire, Director	/s/ Jonathan G. Sloane Jonathan G. Sloane, Director and Executive Vice President
/s/ Jonathan B. Kay Jonathan B. Kay, Director	/s/ Paul V. Cusick, Jr. Paul V. Cusick, Jr., Vice President and Treasurer, Principal Financial Officer
/s/ Fraser Lemley Fraser Lemley, Director	/s/ Kenneth A. Samuelian Kenneth A. Samuelian, Vice President and Controller, Century Bank and Trust Company, Principal Accounting Officer
/s/ Joseph P. Mercurio Joseph P. Mercurio, Director
/s/ Joseph J. Senna, Esquire Joseph J. Senna, Esquire, Director