Form 10-Q
period 2004-03-31
CENTURY BANCORP INC
filed 2004-05-07
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.
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

(781) 391-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes   [   ]  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

[X]  Yes  [   ]  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2004:

Class A Common Stock, $1.00 par value	3,419,073 Shares
Class B Common Stock, $1.00 par value	2,105,740 Shares

1 of 19

Century Bancorp, Inc.

2 of 19

PART I - Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)

(000’s, except share data)

	March 31,	December 31,
	2004	2003
Assets
Cash and due from banks	$54,269	$64,299
Federal funds sold and interest-bearing deposits in other banks	39,079	161,022

Total cash and cash equivalents	93,348	225,321

Securities available-for-sale, amortized cost $632,088 and $701,444, respectively	637,649	703,335
Securities held-to-maturity, market value $300,822 and $198,790, respectively	296,418	197,872
Loans, net:
Commercial & industrial	43,642	39,742
Construction & land development	33,503	34,121
Commercial real estate	295,816	293,781
Residential real estate	87,834	86,780
Consumer & other	7,990	8,508
Home equity	53,269	49,382

Total loans, net	522,054	512,314
Less: allowance for loan losses	8,673	8,769

Net loans	513,381	503,545
Bank premises and equipment	22,740	21,589
Accrued interest receivable	7,323	8,450
Goodwill	2,714	2,714
Core deposit intangible	3,126	3,223
Other assets	24,381	22,862

Total assets	$1,601,080	$1,688,911

Liabilities
Deposits:
Demand deposits	$264,044	$270,115
Savings and NOW deposits	297,840	291,950
Money market accounts	464,254	417,171
Time deposits	206,706	359,617

Total deposits	1,232,844	1,338,853
Securities sold under agreements to repurchase	42,370	40,050
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	149,628	136,329
Investments purchased payable	15,614	29,330
Other liabilities	24,997	10,982
Long term debt	29,639	29,639

Total liabilities	1,495,092	1,585,183

Commitments and contingencies
Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,802,673 shares and 3,792,938 shares, respectively	3,803	3,793
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,153,290 shares and 2,162,650 shares, respectively	2,153	2,163
Additional paid-in capital	11,234	11,227
Retained earnings	93,209	91,427
Treasury stock, Class A, 383,600 shares, each period, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares, each period, at cost	(41)	(41)

	104,417	102,628
Accumulated other comprehensive income, net of taxes	1,571	1,100

Total stockholders’ equity	105,988	103,728

Total liabilities and stockholders’ equity	$1,601,080	$1,688,911

See accompanying Notes to unaudited Consolidated Financial Statements.

3 of 19

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)

	Three months ended March 31,
(000’s except share data)	2004	2003
Interest income
Loans	$8,082	$8,533
Securities held-to-maturity	2,282	1,519
Securities available-for-sale	5,276	7,618
Federal funds sold and interest-bearing deposits in other banks	322	69

Total interest income	15,962	17,739

Interest expense
Savings and NOW deposits	537	739
Money market accounts	1,250	1,153
Time deposits	1,979	1,662
Securities sold under agreements to repurchase	78	140
FHLB borrowings, other borrowed funds and long term debt	2,161	2,366

Total interest expense	6,005	6,060

Net interest income	9,957	11,679

Provision for loan losses	0	225

Net interest income after provision for loan losses	9,957	11,454
Other operating income
Service charges on deposit accounts	1,196	1,145
Lockbox fees	735	801
Brokerage commissions	166	135
Net gains on sales of securities	104	0
Other income	552	227

Total other operating income	2,753	2,308

Operating expenses
Salaries and employee benefits	5,638	5,363
Occupancy	792	650
Equipment	558	288
Other	2,076	2,039

Total operating expenses	9,064	8,340

Income before income taxes	3,646	5,422
Income tax expense
Provision for income taxes	1,328	1,989
Retroactive REIT settlement	0	3,229

Total income tax expense	1,328	5,218
Net income	$2,318	$204

Share data:
Weighted average number of shares outstanding, basic	5,524,659	5,517,616
Weighted average number of shares outstanding, diluted	5,557,984	5,537,151
Net income per share, basic	$0.42	$0.04
Net income per share, diluted	$0.42	$0.04
Cash dividends paid:
Class A common stock	$0.1200	$0.1100
Class B common stock	$0.0600	$0.0550

See accompanying Notes to unaudited Consolidated Financial Statements.

4 of 19

Century Bancorp, Inc. - Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

							Accumulated
	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
	(000’s)
2003
Balance at December 31, 2002	$3,781	$2,168	$11,123	$81,755	($5,941)	($41)	$7,411	$100,256
Net income	—	—	—	204	—	—	—	204
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on securities available-for-sale	—	—	—	—	—	—	(1,303)	(1,303)

Comprehensive income								(1,099)
Conversion of Class B common stock to Class A common stock, 5,010 shares	5	(5)	—	—	—	—	—	—
Stock Options Exercised, 400 shares	—	—	5	—	—	—	—	5
Cash dividends paid, Class A common stock, $.11 per share	—	—	—	(374)	—	—	—	(374)
Cash dividends paid, Class B common stock, $.055 per share	—	—	—	(116)	—	—	—	(116)

Balance at March 31, 2003	$3,786	$2,163	$11,128	$81,469	($5,941)	($41)	$6,108	$98,672

2004
Balance at December 31, 2003	$3,793	$2,163	$11,227	$91,427	($5,941)	($41)	$1,100	$103,728
Net income	—	—	—	2,318	—	—	—	2,318
Other comprehensive income, net of tax:
Unrealized holding gains arising during period	—	—	—	—	—	—	2,363	2,363
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	(68)	(68)
Minimum pension liability adjustment	—	—	—	—	—	—	(1,824)	(1,824)

Comprehensive income								2,789
Conversion of Class B common stock to Class A common stock, 9,735 shares	10	(10)	—	—	—	—	—	—
Stock Options Exercised, 375 shares	—	—	7	—	—	—	—	7
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(409)	—	—	—	(409)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(127)	—	—	—	(127)

Balance at March 31, 2004	$3,803	$2,153	$11,234	$93,209	($5,941)	($41)	$1,571	$105,988

See accompanying Notes to unaudited Consolidated Financial Statements.

5 of 19

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)

	2004	2003
	Three months ended
	March 31,
	(000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,318	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	225
Deferred income taxes	(43)	(1,050)
Net depreciation and amortization	541	229
Decrease (increase) in accrued interest receivable	1,127	(273)
Increase in other assets	(1,577)	(4,289)
Loans originated for sale	—	(180)
Proceeds from sales of loans	—	177
Gain on sales of loans	—	3
Gain on sale of securities available-for-sale	(104)	—
Increase (decrease) in other liabilities	10,915	5,078

Net cash provided by operating activities	13,177	124

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	189,663	187,062
Purchase of securities available-for-sale	(122,420)	(304,926)
Proceeds from maturities of securities held-to-maturity	10,850	31,102
Purchase of securities held-to-maturity	(109,389)	(72,877)
Decrease in payable for investments purchased	(13,716)	61,926
Net (increase) decrease in loans	(9,807)	16,269
Proceeds from sales of securities available-for-sale	2,268	—
Capital expenditures	(1,680)	(1,750)

Net cash used in investing activities	(54,231)	(83,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(152,911)	58,991
Net increase in demand, savings, money market and NOW deposits	46,902	111,476
Net proceeds from the exercise of stock options	7	5
Cash dividends	(536)	(490)
Net increase in securities sold under agreements to repurchase	2,320	910
Net increase (decrease) in FHLB borrowings and other borrowed funds	13,299	(42,585)

Net cash (used in) provided by financing activities	(90,919)	128,307

Net (decrease) increase in cash and cash equivalents	(131,973)	45,237
Cash and cash equivalents at beginning of period	225,321	122,205

Cash and cash equivalents at end of period	$93,348	$167,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,554	$6,015
Income taxes	88	4,928
Change in unrealized gains on securities available-for-sale, net of taxes	$2,295	($1,303)

See accompanying Notes to unaudited Consolidated Financial Statements.

6 of 19

Century Bancorp, Inc.

Notes to Consolidated Financial Statements

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries, Century Subsidiary Investments, Inc. (CSII), Century Subsidiary Investments, Inc. II (CSII II), Century Subsidiary Investments, Inc. III (CSII III) and Century Financial Services, Inc. (CSFI). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. CSFI has the power to engage in financial agency, securities brokerage and investment and financial advisory services and related securities credit. The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment for financial reporting purposes.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended March 31, 2004, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-k for the year ended December 31, 2003.

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

A material estimate that is susceptible to change in the near-term is to the allowance for losses on loans. Management believes that the allowance for losses on loans is adequate based on independent appraisals of collateral and management’s review of other factors associated with the assets. While management uses available information to recognize losses on loans, future additions to the allowance for loans may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance for loans based on their judgments about information available to them at the time of their examination.

Summary of Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which had, or could have in the future, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses, impaired investment securities and deferred income taxes. There have been no significant changes since December 31, 2003 in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

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

Stock Option Accounting

The Company currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the “fair value” of the option at the grant date is estimated using an option valuation model and recognized as compensation expense over the vesting period of the option. The Company generally awards stock options annually with a grant date in January.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in Thousands)
Net income
As reported	$2,318	$204
Less: Pro forma stock based Compensation (net of tax)	67	41

Pro forma net income	2,251	163
Basic income per share
As reported	0.42	0.04

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in Thousands)
Pro forma	0.41	0.03
Diluted income per share
As reported	0.42	0.04
Pro forma	0.40	0.03

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yields	1.83%	2.45%
Expected life	7 years	7 years
Expected volatility	34%	31%
Risk-free interest rate	3.76%	4.48%

     Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Plan”) which is offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company.

Components of Net Periodic Benefit Cost

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2004	2003	2004	2003
	(Dollars in Thousands)
Service Cost	$179	$173	$3	$25
Interest	217	205	217	203
Expected Return on Plan Assets	-149	-153	0	0
Recognized Prior Service Cost	-1	28	16
Recognized Net Losses	55	38	44	65

Net Periodic Benefit Cost	$301	$291	$280	$293

Contributions

The Company previously disclosed in its financial statements for the year ended December 31,2003, that it expected to contribute $1,590,000 to its pension plan in 2004. As of March 31, 2004, $375,000 of contributions has been made.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company’s earnings depend to a great extent upon the level of net

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company’s loan portfolio comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company’s judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary, Century Bank and Trust Company, A Massachusetts state chartered trust company formed in 1969 (the “Bank”). The Company had total assets of approximately $1.6 billion on March 31, 2004. The Company presently operates 21 banking offices in 16 cities and towns in Massachusetts ranging from Braintree, south of Boston, to Peabody, north of Boston. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

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

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be completed during the second quarter of 2004 and the current cost estimate including Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

land costs is $12.5 million. As of March 31, 2004, $10.5 million has been expended. The capital expenditure will provide a five story addition containing approximately 50 thousand square feet of office and branch space. The Company’s current plan is to sublease approximately 20 thousand square feet of the building.

Earnings for the first quarter ended March 31, 2004 were $2.3 million, an increase of $2.1 million when compared with the first quarter 2003 earnings of $204 thousand. Diluted earnings per share for the first quarter 2004 were $0.42 versus $0.04 for the first quarter of 2003. Included in income for 2003 is the previously announced tax charge of $3,229,000 associated with the Real Estate Investment Trust (“REIT”) settlement. This charge was subsequently reduced to $1,183,000 during the second quarter of 2003 as a the result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

On March 21, 2003, the Company completed the acquisition of Capital Crossing Bank’s branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of the retail deposits at Capital Crossing’s main office at 101 Summer Street, Boston, Massachusetts. The Company closed the Chestnut Hill branch and transferred all customers of the branch to its nearby branch office at 1184 Boylston Street, Brookline, Massachusetts. In addition, the Company transferred all of the retail deposits from Capital Crossing’s Summer Street branch to its branch at 24 Federal Street, Boston, Massachusetts. The acquisition included $192.7 million in deposits. The acquisition also included a premium paid to Capital Crossing of approximately $3.9 million. This premium was subsequently reduced by a gain of $395 thousand from the sale of the acquired Chestnut Hill branch.

Financial Condition

Loans

On March 31, 2004, total loans outstanding, net of unearned discount, were $522.1 million, an increase of 1.9% from the total on December 31, 2003. At March 31, 2004, commercial real estate loans accounted for 56.7% and residential real estate loans, including home equity credit lines, accounted for 27.0% of total loans. Construction loans decreased slightly to $33.5 million at March 31, 2004 from $34.1 million on December 31, 2003.

The increase in loans was mainly attributable to an increase in both commercial and industrial and home equity credit lines. Both types of loans increased, in part, because of a loan campaign that began during the first quarter.

Allowance for Loan Losses

The allowance for loan losses was 1.66% of total loans on March 31, 2004 compared with 1.71% on December 31, 2003. Net charge-offs for the three-month period ended March 31, 2004 were $96 thousand compared with net recoveries of $20 thousand for the same period in 2003. Provisions for the first quarter were suspended. At the current time, management believes that the allowance for loan losses is adequate.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Nonperforming Loans

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)
Nonaccruing loans	$709	$1,175
Loans past due 90 days or more and still accruing	$0	$0
Nonaccruing loans as a Percentage of total loans	.14%	.23%

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

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)
Securities Available-for-Sale
U.S. Government and Agencies	$565,790	$676,494
Other Bonds and Equity Securities	17,798	17,800
Mortgage-backed Securities	54,061	9,041

Total Securities Available-for-Sale	$637,649	$703,335

Securities Held-to-Maturity
U.S. Government and Agencies	$101,387	$6,400
Other Bonds and Equity Securities	25	25
Mortgage-backed Securities	195,006	191,447

Total Securities Held-to-Maturity	$296,418	$197,872

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $637.6 million at March 31, 2004, a decrease of 9.3% from December 31, 2003. The portfolio decreased mainly because of a movement of matured and called available-for-sale securities to the held-to-maturity portfolio. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average maturity of 3.5 years.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $296.4 million on March 31, 2004, an increase of 49.8% from the total on December 31, 2003. The portfolio increased mainly because of a movement of matured and called available-for-sale securities to the held-to-maturity portfolio. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an expected average life of 3.3 years.

Deposits and Borrowed Funds

On March 31, 2004, deposits totaled $1.23 billion, representing a 7.9% decrease in total deposits from December 31, 2003. Total deposits decreased primarily as a result of decreases in time deposits. Borrowed funds totaled $192.0 million compared to $176.4 million at December 31, 2003. Borrowed funds increased primarily from the implementation of leveraged balance sheet transactions.

Results of Operations

Net Interest Income

For the three-month period ended March 31, 2004, net interest income totaled $10.0 million, a decrease of 14.7% from the comparable period in 2003. The 14.7% decrease in net interest income for the period is mainly due to a seventy- one basis point decrease in the net interest margin. The decrease in the net interest margin was somewhat offset by an 8.7% increase in the average balances of earning assets, combined with a similar increase in deposits. The increase in volume was mainly the result of an acquisition of $192.7 million of deposits from Capital Crossing Bank at the end of the first quarter of 2003 and internal deposit growth during the year.

The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.61% in the first three months of 2004 from 3.33% during the same period in 2003. The decrease in the net interest margin was mainly attributable to assets continuing to reprice at historically low levels without a corresponding decrease in rates paid on deposits. The Company believes that the net interest margin will continue to be challenged.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	March 31, 2004			March 31, 2003
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$515,747	$8,082	6.36%	$501,831	$8,533	6.90%
Securities available-for-sale	634,455	5,276	3.33%	756,161	7,619	4.03%
Securities held-to-maturity	222,568	2,282	4.10%	121,768	1,518	4.99%
Temporary funds	152,661	322	0.84%	23,720	69	1.16%

Total interest earning Assets	$1,525,431	$15,962	4.19%	$1,403,480	$17,739	5.06%
Non interest-earning assets	127,689			109,722
Allowance for loan losses	(8,841)			(8,629)

Total assets	$1,644,279			$1,504,573

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$237,553	$458	0.78%	$256,625	$652	1.03%
Savings accounts	81,292	79	0.39%	76,825	87	0.46%
Money market accounts	419,921	1,250	1.21%	318,958	1,153	1.47%
Time deposits	289,145	1,979	2.78%	221,132	1,662	3.05%

Total interest-bearing Deposits	1,027,911	3,766	1.49%	873,540	3,554	1.65%
Securities sold under Agreements to Repurchase	40,685	78	0.78%	54,612	140	1.04%
Other borrowed funds and Long term debt	175,555	2,161	4.99%	201,076	2,366	4.77%

Total interest-bearing Liabilities	1,244,151	6,005	1.96%	1,129,228	6,060	2.18%
Non interest-bearing
Liabilities
Demand deposits	277,937			250,413
Other liabilities	16,230			24,041

Total liabilities	1,538,318			1,403,682
Stockholders’ equity	105,961			100,891

Total liabilities & Stockholders Equity	$1,644,279			$1,504,573

Net interest income		$9,957			$11,679

Net interest spread			2.23%			2.88%

Net yield on earnings Assets			2.61%			3.33%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	Three Months Ended March 31, 2004
	Compared with March 31, 2003
	Increase/(Decrease)
	Due to Change in
			Income
			Increase
	Volume	Rate	(Decrease)
(dollars in thousands)
Interest Income:
Loans	$232	$(683)	(451)
Securities available-for-sale	(1,124)	(1,219)	(2,343)
Securities held-to-maturity	1,073	(310)	763
Temporary funds	277	(24)	253

Total interest income	458	(2,236)	(1,778)

Interest expense:
Deposits:
NOW accounts	(46)	(149)	(195)
Savings accounts	5	(13)	(8)
Money market accounts	324	(228)	96
Time deposits	476	(157)	319

Total interest-bearing deposits	759	(547)	212
Securities sold under agreements to repurchase	(31)	(31)	(62)
Other borrowed funds and long term debt	(310)	105	(205)

Total interest expense	418	(473)	(55)

Change in net interest income	40	(1,763)	(1,723)

Provision for Loan Losses

For the three-month period ended March 31, 2004, the loan loss provision was suspended compared to a provision of $225 thousand for the same period last year. Loan loss provision decreased because of management’s determination of the relative adequacy in the loan loss reserve. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.76% at December 31, 2003 to 1.66% at March 31, 2004. The loan loss reserve percentage is deemed adequate.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2004 was $2.8 million compared to $2.3 million for the first quarter of 2003. The increase was mainly attributable to life insurance proceeds of approximately $140 thousand and gains on securities available-for-sale for $104 thousand.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Lock box income decreased by $66 thousand for the three-month period ended March 31, 2004. This decrease was mainly attributable to a decrease in volume from increased competition. This was partially offset by an increase of $51 thousand in service charges on deposit accounts and an increase of $31 thousand in brokerage commissions. Service charges on deposit accounts increased mainly because of an increase in deposits accounts.

During the quarter ended March 31, 2004, operating expenses increased by $724 thousand or 8.7% to $9.1 million, from the same period last year. The increase in operating expenses was mainly attributable to an increase of $275 thousand in salaries and employee benefits, $270 thousand in equipment expense and $142 thousand in occupancy expense. Salary and employee benefits increased as a result of an increase in staff levels and merit increases. Equipment expense increased mainly as a result of a $200 thousand depreciation expense reduction in 2003. Occupancy expense increased mainly as a result of two new branches that were opened during the third quarter of 2003.

Income Taxes

For the first quarter of 2004, the Company’s income tax expense totaled $1.3 million on pretax income of $3.6 million for an effective tax rate of 36.4%. For last year’s corresponding quarter, the Company’s income taxes totaled $5.2 million on pretax income of $5.4 million for an effective tax rate of 96.2%. The income tax rate decreased mainly because of the previously announced tax charge of $3.2 million associated with the Real Estate Investment Trust (“REIT”) settlement. This charge was subsequently reduced to $1.2 million during the second quarter of 2003 as a result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its management control interest rate risk.

Item 4 Controls and Procedures

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of the end of the period covered by the quarterly report. Based on this evaluation, the Company has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and reported to Management (including the principal executive officer and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 2	Change in securities – Not applicable

Item 3	Defaults upon senior securities – Not applicable

Item 4	Submission of matters to a vote – Not applicable

Item 5	Other information – Not Applicable

Item 6	Exhibits and reports on form 8-K

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

(b) Reports on Form 8-K

On January 20, 2004, the Company filed a Form 8-K in connection with its issuance of a press release on January 20, 2004 announcing the Company’s results for the quarter ended December 31, 2004.

On March 10, 2004, the Company filed a Form 8-K in connection with its issuance of a press release on March 10, 2004 announcing Century Bank and Trust Company’s Board of Directors elected Barry R. Sloane, Executive Vice President and Co-Chief Operating Officer.

On March 22, 2004, the Company filed a Form 8-K in connection with its issuance of a press release on March 19, 2004 announcing the Company’s Annual Meeting of Stockholders.

On March 22, 2004, the Company filed a Form 8-K in connection with its issuance of a press release on March 19, 2004 announcing the Company’s preliminary first quarter 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	Century Bancorp, Inc

/s/ Marshall M. Sloane	/s/ Paul V. Cusick, Jr.

Marshall M. Sloane	Paul V. Cusick, Jr.
Chairman, President and CEO	Vice President and Treasurer
(Principal Executive Officer)	(Principal Accounting Officer)