Form 10-Q
period 2004-06-30
CENTURY BANCORP INC
filed 2004-08-09
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      .

Commission file number 0-15752 .

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

[X]   Yes    [   ]   No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X]   Yes    [   ]   No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2004:

Class A Common Stock, $1.00 par value Class B Common Stock, $1.00 par value	3,426,698 Shares 2,099,740 Shares

1 of 19

Century Bancorp, Inc.

		Page
	Index	Number
Part I	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets: June 30, 2004 and December 31, 2003	3
	Consolidated Statements of Income: Three (3) and Six (6) months ended June 30, 2004 and 2003.	4
	Consolidated Statements of Changes in Stockholders’ Equity: Six (6) months ended June 30, 2004 and 2003. 5
	Consolidated Statements of Cash Flows: Six (6) months ended June 30, 2004 and 2003.	6
	Notes to Consolidated Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
Item 4.	Controls and Procedures	18
Part II.	Other Information
	Item 1 through Item 6	18 - 19
Signatures		19
Exhibits
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF C.F.O.

2 of 19

PART I - Item 1

Century Bancorp, Inc. — Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(000’s, except share data)	2004	2003
Assets
Cash and due from banks	$49,414	$64,299
Federal funds sold and interest-bearing deposits in other banks	19,026	161,022

Total cash and cash equivalents	68,440	225,321

Securities available-for-sale, amortized cost $550,514 and $701,444, respectively	541,348	703,335
Securities held-to-maturity, market value $351,384 and $198,790, respectively	359,097	197,872
Loans, net:
Commercial & industrial	62,038	39,742
Construction & land development	33,758	34,121
Commercial real estate	277,301	293,781
Residential real estate	103,157	86,780
Consumer & other	8,137	8,508
Home equity	62,669	49,382

Total loans, net	547,060	512,314
Less: allowance for loan losses	8,701	8,769

Net loans	538,359	503,545
Bank premises and equipment	23,840	21,589
Accrued interest receivable	7,345	8,450
Goodwill	2,714	2,714
Core deposit intangible	3,029	3,223
Other assets	30,011	22,862

Total assets	$1,574,183	$1,688,911

Liabilities
Deposits:
Demand deposits	$273,276	$270,115
Savings and NOW deposits	340,814	291,950
Money market accounts	430,227	417,171
Time deposits	202,018	359,617

Total deposits	1,246,335	1,338,853
Securities sold under agreements to repurchase	35,690	40,050
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	149,758	136,329
Investments purchased payable	0	29,330
Other liabilities	12,798	10,982
Long term debt	29,639	29,639

Total liabilities	1,474,220	1,585,183

Commitments and contingencies
Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,810,298 shares and 3,792,938 shares, respectively	3,810	3,793
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,147,290 shares and 2,162,650 shares, respectively	2,148	2,163
Additional paid-in capital	11,267	11,227
Retained earnings	95,075	91,427
Treasury stock, Class A, 383,600 shares, each period, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares, each period, at cost	(41)	(41)

	106,318	102,628
Accumulated other comprehensive income (loss), net of taxes	(6,355)	1,100

Total stockholders’ equity	99,963	103,728

Total liabilities and stockholders’ equity	$1,574,183	$1,688,911

See accompanying Notes to unaudited Consolidated Financial Statements.

3 of 19

Century Bancorp, Inc. — Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(000’s except share data)	2004	2003	2004	2003
Interest income
Loans	$8,122	$8,387	$16,204	$16,920
Securities held-to-maturity	3,225	1,804	5,507	3,323
Securities available-for-sale	4,684	7,776	9,960	15,394
Federal funds sold and interest-bearing deposits in other banks	71	143	393	212

Total interest income	16,102	18,110	32,064	35,849

Interest expense
Savings and NOW deposits	588	686	1,125	1,425
Money market accounts	1,174	1,558	2,424	2,711
Time deposits	1,423	2,059	3,402	3,721
Securities sold under agreements to repurchase	73	124	151	264
FHLB borrowings, other borrowed funds and long term debt	2,244	2,035	4,405	4,401

Total interest expense	5,502	6,462	11,507	12,522

Net interest income	10,600	11,648	20,557	23,327

Provision for loan losses	0	225	0	450

Net interest income after provision for loan losses	10,600	11,423	20,557	22,877
Other operating income
Service charges on deposit accounts	1,262	1,201	2,458	2,346
Lockbox fees	847	917	1,582	1,718
Brokerage commissions	186	127	352	262
Net gains on sales of securities	17	1	121	1
Other income	433	371	985	710

Total other operating income	2,745	2,617	5,498	5,037

Operating expenses
Salaries and employee benefits	5,917	5,790	11,555	11,265
Occupancy	748	651	1,540	1,301
Equipment	595	493	1,153	781
Other	2,300	2,173	4,376	4,211

Total operating expenses	9,560	9,107	18,624	17,558

Income before income taxes	3,785	4,933	7,431	10,356
Income tax expense
Provision for income taxes	1,382	1,899	2,710	3,888
Retroactive REIT settlement	0	(2,046)	0	1,183

Total income tax expense (benefit)	1,382	(147)	2,710	5,071
Net income	$2,403	$5,080	$4,721	$5,285

Share data:
Weighted average number of shares outstanding, basic	5,525,665	5,518,093	5,525,164	5,517,856
Weighted average number of shares outstanding, diluted	5,553,500	5,538,547	5,556,034	5,537,962
Net income per share, basic	$0.44	$0.92	$0.85	$0.96
Net income per share, diluted	$0.43	$0.92	$0.85	$0.95
Cash dividends paid:
Class A common stock	$0.1200	$0.1100	$0.2400	$0.2200
Class B common stock	$0.0600	$0.0550	$0.1200	$0.1100

See accompanying Notes to unaudited Consolidated Financial Statements.

4 of 19

Century Bancorp, Inc. — Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

							Accumulated
	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
				(000’s)
2003
Balance at December 31, 2002	$3,781	$2,168	$11,123	$81,755	($5,941)	($41)	$7,411	$100,256
Net income	—	—	—	5,285	—	—	—	5,285
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on securities available-for-sale	—	—	—	—	—	—	(1,376)	(1,376)

Comprehensive income								3,909
Conversion of Class B common stock to Class A common stock, 5,010 shares	5	(5)	—	—	—	—	—	—
Stock Options Exercised, 1,625 shares	1	—	26	—	—	—	—	27
Cash dividends paid, Class A common stock, $.22 per share	—	—	—	(749)	—	—	—	(749)
Cash dividends paid, Class B common stock, $.11 per share	—	—	—	(233)	—	—	—	(233)

Balance at June 30, 2003	$3,787	$2,163	$11,149	$86,058	($5,941)	($41)	$6,035	$103,210

2004
Balance at December 31, 2003	$3,793	$2,163	$11,227	$91,427	($5,941)	($41)	$1,100	$103,728
Net income	—	—	—	4,721	—	—	—	4,721
Other comprehensive income, net of tax:
Unrealized holding losses arising during period	—	—	—	—	—	—	(6,697)	(6,697)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	(70)	(70)
Minimum pension liability adjustment	—	—	—	—	—	—	(688)	(688)

Comprehensive loss								(2,734)
Conversion of Class B common stock to Class A common stock, 15,360 shares	15	(15)	—	—	—	—	—	—
Stock Options Exercised, 2,000 shares	2	—	40	—	—	—	—	42
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(819)	—	—	—	(819)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(254)	—	—	—	(254)

Balance at June 30, 2004	$3,810	$2,148	$11,267	$95,075	($5,941)	($41)	($6,355)	$99,963

See accompanying Notes to unaudited Consolidated Financial Statements.

5 of 19

Century Bancorp, Inc. — Consolidated Statements of Cash Flows (unaudited)

	2004	2003
	Six months ended
	June 30,
	(000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,721	$5,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	—	450
Deferred income taxes	(155)	(386)
Net depreciation and amortization	966	722
Decrease (increase) in accrued interest receivable	1,105	(94)
Increase in other assets	(2,236)	(5,304)
Loans originated for sale	—	(180)
Proceeds from sales of loans	—	177
Gain on sales of loans	—	3
Gain on sale of securities available-for-sale	(121)	—
Increase (decrease) in other liabilities	659	(6,927)

Net cash provided by (used in) operating activities	4,939	(6,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	268,971	388,765
Proceeds from sales of securities available-for-sale	45,251	—
Purchase of securities available-for-sale	(163,062)	(447,058)
Proceeds from maturities of securities held-to-maturity	28,193	71,503
Purchase of securities held-to-maturity	(189,369)	(127,952)
Decrease in payable for investments purchased	(29,330)	(28,066)
Net (increase) decrease in loans	(34,755)	17,329
Capital expenditures	(3,239)	(3,470)

Net cash used in investing activities	(77,340)	(128,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(157,599)	34,337
Net increase in demand, savings, money market and NOW deposits	65,081	109,423
Net proceeds from the exercise of stock options	42	27
Cash dividends	(1,073)	(982)
Net decrease in securities sold under agreements to repurchase	(4,360)	(2,180)
Net increase (decrease) in FHLB borrowings and other borrowed funds	13,429	(56,989)

Net cash (used in) provided by financing activities	(84,480)	83,636

Net decrease in cash and cash equivalents	(156,881)	(51,567)
Cash and cash equivalents at beginning of period	225,321	122,205

Cash and cash equivalents at end of period	$68,440	$70,638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,644	$12,666
Income taxes	2,670	12,167
Change in unrealized gains on securities available-for-sale, net of taxes	($6,767)	($1,376)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended June 30, 2004, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Summary of Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which had, or could have in the future, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses, impairment of investment securities and deferred income taxes. There have been no significant changes since December 31, 2003 in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

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

Specific allowances are established in cases where management has identified significant conditions related to a credit and management believes that there is the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in Thousands)		(Dollars in Thousands)
Net income
As reported	$2,403	5,080	4,721	$5,285
Less: Pro forma stock based Compensation (net of tax)	(65)	(40)	(132)	(81)

Pro forma net income	2,338	5,040	4,589	5,204
Basic income per share
As reported	0.44	0.92	0.85	0.96
Pro forma	0.43	0.91	0.83	0.94
Diluted income per share
As reported	0.43	0.92	0.85	0.95
Pro forma	0.43	0.91	0.83	0.94

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Dividend yields	1.83%	1.45%
Expected life	7 years	7 years
Expected volatility	34%	24%
Risk-free interest rate	3.76%	2.99%

     Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Plan”) which is            offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company.

Components of Net Periodic Benefit Cost for the Six Month Period Ending June 30,

	Pension Benefits		Supplemental Insurance/
			Retirement Plan
	2004	2003	2004	2003
	(Dollars in Thousands)
Service Cost	$357	$346	$6	$50
Interest	434	411	434	405
Expected Return on Plan Assets	-298	-307	0	0
Recognized Prior Service Cost	-2	55	32
Recognized Net Losses	111	76	87	131

Net Periodic Benefit Cost	$602	$581	$559	$586

Contributions

The Company previously disclosed in its financial statements for the year ended December 31,2003, that it expected to contribute $1,590,000 to its pension plan in 2004. As of June 30, 2004, $750,000 of contributions has been made.

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

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary, Century Bank and Trust Company, A Massachusetts state chartered trust company formed in 1969 (the “Bank”). The Company had total assets of approximately $1.6 billion on June 30, 2004. The Company presently operates 21 banking offices in 16 cities and towns in Massachusetts ranging from Braintree, south of Boston, to Peabody, north of Boston. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

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

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be substantially completed during 2004 and the current cost estimate including land costs is

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

$13.5 million. As of June 30, 2004, $11.1 million has been expended. The capital expenditure will provide a five story addition containing approximately 50 thousand square feet of office and branch space. Occupancy costs are expected to increase by approximately $250 thousand per quarter when the addition is fully occupied.

Earnings for the second quarter ended June 30, 2004 were $2.4 million, a decrease of $2.7 million when compared with the second quarter 2003 earnings of $5.5 million. Diluted earnings per share for the second quarter 2004 were $0.43 versus $0.92 for the second quarter of 2003. Included in income for 2003 is the previously announced after-tax benefit of $2.0 million associated with the Real Estate Investment Trust (“REIT”) settlement. This benefit combined with the first quarter 2003 tax charge of $3.2 million totaled to a net tax charge of $1.2 million in 2003. The net tax charge was a result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT. For the first six months of 2004, net income totaled $4.7 million, compared to $5.3 million for the same period a year ago. Diluted earnings per share for the first six months of 2004 were $0.85 versus $0.95 for the same period a year ago.

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

Financial Condition

Loans	On June 30, 2004, total loans outstanding, net of unearned discount, were $547.1 million, an increase of 6.8% from the total on December 31, 2003. At June 30, 2004, commercial real estate loans accounted for 50.7% and residential real estate loans, including home equity credit lines, accounted for 30.3% of total loans. Construction loans decreased slightly to $33.8 million at June 30, 2004 from $34.1 million on December 31, 2003.

The increase in loans was mainly attributable to an increase in commercial and industrial, home equity credit lines and residential real estate loans. Those types of loans increased in part because of a loan campaign that began during the first quarter of 2004.

Allowance for Loan Losses

The allowance for loan losses was 1.59% of total loans on June 30, 2004 compared with 1.71% on December 31, 2003. Net charge-offs for the six-month period ended June 30, 2004 were $68 thousand compared with net recoveries of $80 thousand for the same period in 2003. Provisions for the first and second quarter were suspended. At the current time, management believes that the allowance for loan losses is adequate.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Nonperforming Loans

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)
Nonaccruing loans	$949	$1,175
Loans past due 90 days or more and still accruing	$0	$0
Nonaccruing loans as a Percentage of total loans	.17%	.23%

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

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)
Securities Available-for-Sale
U.S. Government and Agencies	$465,671	$676,494
Other Bonds and Equity Securities	17,183	17,800
Mortgage-backed Securities	58,494	9,041

Total Securities Available-for-Sale	$541,348	$703,335

Securities Held-to-Maturity
U.S. Government and Agencies	$181,369	$6,400
Other Bonds and Equity Securities	0	25
Mortgage-backed Securities	177,728	191,447

Total Securities Held-to-Maturity	$359,097	$197,872

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $541.3 million at June 30, 2004, a decrease of 23.0% from December 31, 2003. The portfolio decreased mainly because of a movement of matured and called available-for-sale securities to the held-to-maturity portfolio and a contraction in the balance sheet. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average maturity of 3.4 years.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $359.1 million on June 30, 2004, an increase of 81.5% from the total on December 31, 2003. The portfolio increased mainly because of a movement of matured and called available-for-sale securities to the held-to-maturity portfolio. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an expected average life of 3.4 years.

Other Assets

Other Assets increased by $7.1 million or 31.2%. Other Assets increased mainly because of an increase in deferred tax assets associated with the increase in unrealized available-for-sale losses.

Deposits and Borrowed Funds

On June 30, 2004, deposits totaled $1.26 billion, representing a 6.9% decrease in total deposits from December 31, 2003. Total deposits decreased primarily as a result of decreases in time deposits. Time deposits decreased because of a relatively higher rate paid on maturing deposits compared to current offering rates. Borrowed funds totaled $185.4 million compared to $176.4 million at December 31, 2003. Borrowed funds increased primarily from the implementation of leveraged balance sheet transactions.

Results of Operations

Net Interest Income

For the three-month period ended June 30, 2004, net interest income totaled $10.6 million, a decrease of 9.0% from the comparable period in 2003. For the six- month period ended June 30, 2004 net interest income totaled $20.6 million, a decrease of 11.9%. The decrease in net interest income for the six-month period is mainly due to a forty-seven basis point decrease in the net interest margin.

The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.72% in the first six months of 2004 from 3.19% during the same period in 2003. The decrease in the net interest margin was mainly attributable to assets continuing to reprice at historically low levels without a corresponding decrease in rates paid on deposits. The Company believes that the net interest margin will continue to be challenged.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

		June 30, 2004			June 30, 2003
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$527,029	$16,204	6.20%	$500,661	$16,920	6.82%
Securities available-for-sale	610,957	9,960	3.26%	787,559	15,394	3.91%
Securities held-to-maturity	281,095	5,507	3.92%	140,104	3,323	4.74%
Temporary funds	91,527	393	0.86%	36,313	212	1.17%

Total interest earning Assets	$1,510,608	$32,064	4.25%	$1,464,637	$35,849	4.90%
Non interest-earning assets	122,294			114,417
Allowance for loan losses	(8,758)			(8,754)

Total assets	$1,624,144			$1,570,300

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$254,047	$971	0.77%	$268,167	$1,261	.95%
Savings accounts	81,028	156	0.39%	78,373	164	0.42%
Money market accounts	419,745	2,424	1.16%	382,062	2,711	1.43%
Time deposits	246,848	3,401	2.78%	241,098	3,722	3.11%

Total interest-bearing Deposits	1,001,668	6,952	1.40%	969,700	7,858	1.63%
Securities sold under Agreements to Repurchase	39,496	151	0.77%	53,576	264	0.99%
Other borrowed funds and Long term debt	187,686	4,404	4.73%	172,274	4,400	5.15%

Total interest-bearing Liabilities	1,228,850	11,507	1.89%	1,195,550	12,522	2.12%
Non interest-bearing Liabilities
Demand deposits	276,275			253,756
Other liabilities	15,959			20,409

Total liabilities	1,521,084			1,469,715
Stockholders’ equity	103,060			100,585

Total liabilities & Stockholders Equity	$1,624,144			$1,570,300

Net interest income		$20,557			$23,327

Net interest spread			2.36%			2.77%

Net yield on earnings Assets			2.72%			3.19%

(1) On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2) Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Six Months Ended June 30, 2004
Compared with June 30, 2003
Increase/(Decrease)
Due to Change in
			Income
			Increase
	Volume	Rate	(Decrease)
(dollars in thousands)
Interest Income:
Loans	$861	$(1,577)	(716)
Securities available-for-sale	(3,123)	(2,311)	(5,434)
Securities held-to-maturity	2,848	(664)	2,184
Temporary funds	250	(69)	181

Total interest income	836	(4,621)	(3,785)

Interest expense:
Deposits:
NOW accounts	(64)	(226)	(290)
Savings accounts	5	(13)	(8)
Money market accounts	250	(537)	(287)
Time deposits	87	(408)	(321)

Total interest-bearing deposits	278	(1,184)	(906)
Securities sold under agreements to repurchase	(61)	(52)	(113)
Other borrowed funds and long term debt	377	(373)	4

Total interest expense	594	(1,609)	(1,015)

Change in net interest income	242	(3,012)	(2,770)

Provision for Loan Losses

For the six-month period ended June 30, 2004, the loan loss provision was suspended compared to a provision of $450 thousand for the same period last year. Loan loss provision decreased because of management’s determination of the relative adequacy in the loan loss reserve. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.71% at December 31, 2003 to 1.59% at June 30, 2004. The loan loss reserve percentage is deemed adequate.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2004 was $2.7 million compared to $2.6 million for the second quarter of 2003. The increase was mainly attributable to a $61 thousand increase in service charges on deposit accounts and a $37 thousand increase in insurance gains. For the six-month period ending June 30, 2004 other operating income totaled $5.5 million compared to $5.0 million for the same period last year. The increase was mainly attributable to life insurance gains of approximately $140 thousand, gains on securities available-for-sale for $121 thousand, an increase of $112 thousand in service charges on deposit accounts and an increase of $90 thousand in brokerage commissions.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Lock box income decreased by $136 thousand for the six-month period ended June 30, 2004. This decrease was mainly attributable to a decrease in volume. Service charges on deposit accounts increased mainly because of an increase in deposit activity.

During the quarter ended June 30, 2004, operating expenses increased by $453 thousand or 5.0% to $9.6 million, from the same period last year. The increase in operating expenses was mainly attributable to an increase of $127 thousand in salaries and employee benefits, $102 thousand in equipment expense and $97 thousand in occupancy expense. Salary and employee benefits increased as a result of an increase in staff levels, merit increases and increased retirement and healthcare costs. Equipment expense increased mainly as a result of depreciation associated with the addition of a check image system. Occupancy expense increased mainly because of an increase in expenses associated with new branches that were opened during the third quarter of 2003.

For the six-month period ended June 30, 2004 operating expenses increased by $1.1 million to $18.6 million. Most of the increase was attributable to equipment expense, salaries and employee benefits and occupancy expense. Equipment expense increased primarily as a result of depreciation associated with an addition of a check image system and a depreciation expense reduction in 2003. Salary and employee benefits increased as a result of an increase in staff levels, merit increases and increased retirement and healthcare costs. Occupancy expense increased mainly because of an increase in expenses associated with new branches that were opened during the third quarter of 2003.

Income Taxes

For the second quarter of 2004, the Company’s income tax expense totaled $1.4 million on pretax income of $3.8 million for an effective tax rate of 36.5%. For last year’s corresponding quarter, the Company’s income tax benefit totaled $147 thousand on pretax income of $4.9 million. The income tax rate increased mainly because of the previously announced 2003 after-tax benefit of $2.0 million associated with the Real Estate Investment Trust (“REIT”) settlement. This benefit combined with the first quarter 2003 tax charge of $3.2 million totaled to a net tax charge of $1.2 million in 2003. The net tax charge was a result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT. For the six-month period ended June 30, 2004 the Company’s income taxes totaled $2.7 million on pretax income of $7.4 million for an effective tax rate of 36.5%. For last year’s corresponding period, the Company’s income taxes totaled $5.1 million on pretax income of $10.4 million for an effective tax rate of 49%. The tax rate decreased because of the previously announced 2003 tax charge of $1.2 million associated with the REIT settlement. Excluding the REIT charge, the tax rate decreased primarily as a result of a decrease level of income at the Bank relative to the lower tax rate at CSII, CSII II and CSII III.

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

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 2	Change in securities – Not applicable

Item 3	Defaults upon senior securities – Not applicable

Item 4	Submission of matters to a vote – The following votes were approved at the Company’s annual meeting of Class B stockholders on April 13, 2004:

1)	That the number of Directors for the ensuing year be fixed at 25.

2)	That the following Directors serve until the next annual meeting of stockholders:

George R. Baldwin	Joseph P. Mercurio
Roger S. Berkowitz	Joseph J. Senna
Karl E. Case	Barry R. Sloane
Henry L. Foster	Jonathan G. Sloane
Marshall I. Goldman	Marshall M. Sloane
Russell B. Higley	Stephanie Sonnabend
Jonathan B. Kay	George F. Swansburg
Fraser Lemley	Jon Westling

3)	KPMG LLP as independent auditors of the Corporation for the fiscal year ending December 31, 2004.

4)	The Century Bancorp, Inc. 2004 Stock Option Plan.

Item 5	Other information – Not Applicable

Item 6	Exhibits and reports on Form 8-K

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

(b) Reports on Form 8-K

On April 14, 2004, the Company filed a Form 8-K in connection with its issuance of a press release on April 13, 2004 announcing the Company’s results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2004	Century Bancorp, Inc

/s/ Marshall M. Sloane		/s/ Paul V. Cusick, Jr.

Marshall M. Sloane		Paul V. Cusick, Jr.
Chairman, President and CEO		Vice President and Treasurer
(Principal Executive Officer)		(Principal Accounting Officer)