Form 10-Q
period 2004-09-30
CENTURY BANCORP INC
filed 2004-11-09
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	.

Commission file number  0-15752.

CENTURY BANCORP, INC.	.

(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2498617 (I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA (Address of principal executive offices)	02155 (Zip Code)

(781) 391-4000	.
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

[X] Yes   [  ] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

[X] Yes   [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2004:

Class A Common Stock, $1.00 par value	3,426,698 Shares
Class B Common Stock, $1.00 par value	2,099,740 Shares

1 of 19

Century Bancorp, Inc.

		Page
Index		Number
Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets: September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income: Three (3) and Nine (9) months ended September 30, 2004 and 2003.	4

	Consolidated Statements of Changes in Stockholders’ Equity: Nine (9) months ended September 30, 2004 and 2003.	5

	Consolidated Statements of Cash Flows: Nine (9) months ended September 30, 2004 and 2003.	6

	Notes to Consolidated Financial Statements	7 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	18

Part II.	Other Information

	Item 1 through Item 6	18 - 19

Signatures		19

Exhibits
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

2 of 19

PART I -

Item 1

Century Bancorp, Inc. - Consolidated Balance Sheets (unaudited)

                         (000’s, except share data)

	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$39,341	$64,299
Federal funds sold and interest-bearing deposits in other banks	69,057	161,022

Total cash and cash equivalents	108,398	225,321

Securities available-for-sale, amortized cost $508,133 and $701,444, respectively	505,016	703,335
Securities held-to-maturity, market value $363,296 and $198,790, respectively	364,457	197,872
Loans, net:
Commercial & industrial	73,930	39,742
Construction & land development	32,933	34,121
Commercial real estate	272,408	293,781
Residential real estate	113,234	86,780
Consumer & other	9,258	8,508
Home equity	68,669	49,382

Total loans, net	570,432	512,314
Less: allowance for loan losses	8,863	8,769

Net loans	561,569	503,545
Bank premises and equipment	25,119	21,589
Accrued interest receivable	7,607	8,450
Goodwill	2,714	2,714
Core deposit intangible	2,932	3,223
Other assets	28,919	22,862

Total assets	$1,606,731	$1,688,911

Liabilities
Deposits:
Demand deposits	$267,348	$270,115
Savings and NOW deposits	290,638	291,950
Money market accounts	421,605	417,171
Time deposits	224,717	359,617

Total deposits	1,204,308	1,338,853
Securities sold under agreements to repurchase	38,210	40,050
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	210,285	136,329
Investments purchased payable	5,077	29,330
Other liabilities	13,897	10,982
Long term debt	29,639	29,639

Total liabilities	1,501,416	1,585,183

Commitments and contingencies
Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,810,298 shares and 3,792,938 shares, respectively	3,810	3,793
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,147,290 shares and 2,162,650 shares, respectively	2,148	2,163
Additional paid-in capital	11,267	11,227
Retained earnings	96,671	91,427
Treasury stock, Class A, 383,600 shares, each period, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares, each period, at cost	(41)	(41)

	107,914	102,628
Accumulated other comprehensive income (loss), net of taxes	(2,599)	1,100

Total stockholders’ equity	105,315	103,728

Total liabilities and stockholders’ equity	$1,606,731	$1,688,911

See accompanying Notes to unaudited Consolidated Financial Statements.

3 of 19

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)

(000’s except share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income
Loans	$8,315	$8,150	$24,519	$25,070
Securities held-to-maturity	3,438	1,780	8,945	5,103
Securities available-for-sale	4,276	6,921	14,236	22,315
Federal funds sold and interest-bearing deposits in other banks	48	111	441	323

Total interest income	16,077	16,962	48,141	52,811

Interest expense
Savings and NOW deposits	598	592	1,723	2,017
Money market accounts	1,127	1,222	3,551	3,933
Time deposits	1,467	1,920	4,869	5,641
Securities sold under agreements to repurchase	79	105	230	369
FHLB borrowings, other borrowed funds and long term debt	2,290	2,041	6,695	6,442

Total interest expense	5,561	5,880	17,068	18,402

Net interest income	10,516	11,082	31,073	34,409

Provision for loan losses	150	0	150	450

Net interest income after provision for loan losses	10,366	11,082	30,923	33,959
Other operating income
Service charges on deposit accounts	1,457	1,202	3,915	3,548
Lockbox fees	695	733	2,277	2,451
Brokerage commissions	120	140	472	402
Net gains on sales of securities	0	0	121	1
Other income	229	267	1,214	1,090

Total other operating income	2,501	2,342	7,999	7,492

Operating expenses
Salaries and employee benefits	5,989	5,359	17,544	16,737
Occupancy	790	626	2,330	1,927
Equipment	629	445	1,782	1,226
Other	2,179	1,858	6,555	6,070

Total operating expenses	9,587	8,288	28,211	25,960

Income before income taxes	3,280	5,136	10,711	15,491
Income tax expense
Provision for income taxes	1,147	1,939	3,857	5,827
Retroactive REIT settlement	0	0	0	1,183

Total income tax expense (benefit)	1,147	1,939	3,857	7,010
Net income	$2,133	$3,197	$6,854	$8,481

Share data:
Weighted average number of shares outstanding, basic	5,526,438	5,520,025	5,525,594	5,518,587
Weighted average number of shares outstanding, diluted	5,552,202	5,553,470	5,553,997	5,543,722
Net income per share, basic	$0.39	$0.58	$1.24	$1.54
Net income per share, diluted	$0.38	$0.58	$1.23	$1.53
Cash dividends paid:
Class A common stock	$0.1200	$0.1100	$0.3600	$0.3300
Class B common stock	$0.0600	$0.0550	$0.1800	$0.1650

See accompanying Notes to unaudited Consolidated Financial Statements.

4 of 19

Century Bancorp, Inc. - Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Class A	Class B	Additional		Treasury	Treasury	Accumulated Other	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
	(000’s)
2003
Balance at December 31, 2002	$3,781	$2,168	$11,123	$81,755	($5,941)	($41)	$7,411	$100,256
Net income	—	—	—	8,481	—	—	—	8,481
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on securities available-for-sale	—	—	—	—	—	—	(3,517)	(3,517)

Comprehensive income								4,964
Conversion of Class B common stock to Class A common stock, 5,010 shares	5	(5)	—	—	—	—	—	—
Stock Options Exercised, 3,213 shares	3	—	52	—	—	—	—	55
Cash dividends paid, Class A common stock, $.33 per share	—	—	—	(1,123)	—	—	—	(1,123)
Cash dividends paid, Class B common stock, $.165 per share	—	—	—	(349)	—	—	—	(349)

Balance at September 30, 2003	$3,789	$2,163	$11,175	$88,764	($5,941)	($41)	$3,894	$103,803

2004
Balance at December 31, 2003	$3,793	$2,163	$11,227	$91,427	($5,941)	($41)	$1,100	$103,728
Net income	—	—	—	6,854	—	—	—	6,854
Other comprehensive income, net of tax:
Unrealized holding losses arising during period	—	—	—	—	—	—	(2,941)	(2,941)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	(70)	(70)
Minimum pension liability adjustment	—	—	—	—	—	—	(688)	(688)

Comprehensive income								3,155
Conversion of Class B common stock to Class A common stock, 15,360 shares	15	(15)	—	—	—	—	—	—
Stock Options Exercised, 2,000 shares	2	—	40	—	—	—	—	42
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,230)	—	—	—	(1,230)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(380)	—	—	—	(380)

Balance at September 30, 2004	$3,810	$2,148	$11,267	$96,671	($5,941)	($41)	($2,599)	$105,315

See accompanying Notes to unaudited Consolidated Financial Statements.

5 of 19

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)

	2004	2003
	Nine months ended
	September 30,
	(000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,854	$8,481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	150	450
Deferred income taxes	(162)	(507)
Net depreciation and amortization	1,512	1,270
Decrease in accrued interest receivable	843	664
Increase in other assets	(3,443)	(6,460)
Loans originated for sale	—	(270)
Proceeds from sales of loans	—	267
Gain on sales of loans	—	3
Gain on sale of securities available-for-sale	(121)	(1)
Increase (decrease) in other liabilities	1,769	(6,840)

Net cash provided by (used in) operating activities	7,402	(2,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	331,405	535,642
Proceeds from sales of securities available-for-sale	49,223	—
Purchase of securities available-for-sale	(187,029)	(566,875)
Proceeds from maturities of securities held-to-maturity	37,805	105,081
Purchase of securities held-to-maturity	(204,309)	(161,719)
Decrease in payable for investments purchased	(24,253)	(43,069)
Net (increase) decrease in loans	(58,086)	12,318
Capital expenditures	(5,084)	(6,475)

Net cash used in investing activities	(60,328)	(125,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(134,900)	5,939
Net increase in demand, savings, money market and NOW deposits	355	61,304
Net proceeds from the exercise of stock options	42	55
Cash dividends	(1,610)	(1,472)
Net decrease in securities sold under agreements to repurchase	(1,840)	(2,790)
Net increase (decrease) in FHLB borrowings and other borrowed funds	73,956	(4,926)

Net cash (used in) provided by financing activities	(63,997)	58,110

Net decrease in cash and cash equivalents	(116,923)	(69,930)
Cash and cash equivalents at beginning of period	225,321	122,205

Cash and cash equivalents at end of period	$108,398	$52,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,222	$18,573
Income taxes	4,270	13,862
Change in unrealized gains on securities available-for-sale, net of taxes	($3,011)	($3,517)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended September 30, 2004, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in Thousands)
Net income
As reported	$2,133	3,197	6,854	$8,481
Less: Pro forma stock based Compensation (net of tax)	(64)	(37)	(196)	(118)

Pro forma net income	2,069	3,160	6,658	8,363
Basic income per share
As reported	0.39	0.58	1.24	1.54
Pro forma	0.37	0.58	1.20	1.52
Diluted income per share
As reported	0.38	0.58	1.23	1.53
Pro forma	0.37	0.57	1.20	1.51

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Dividend yields	1.83%	1.37%
Expected life	7 years	7 years
Expected volatility	34%	31%
Risk-free interest rate	3.76%	3.41%

Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Plan”) which is offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company.

Components of Net Periodic Benefit Cost for the Nine Month Period Ending September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2004	2003	2004	2003
	(Dollars in Thousands)
Service Cost	$536	$519	$9	$75
Interest	651	616	651	608
Expected Return on Plan Assets	-447	-460	0	0
Recognized Prior Service Cost	-3	83	48
Recognized Net Losses	166	114	131	196

Net Periodic Benefit Cost	$903	$872	$839	$879

Contributions

The Company previously disclosed in its financial statements for the year ended December 31,2003, that it expected to contribute $1,590,000 to its pension plan in 2004. As of September 30, 2004, $1,125,000 of contributions has been made.

Recent Accounting Developments

In November 2003 and March 2004, the FASB’s EITF issued consensuses on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF 03-1-1 “Effective Date of Paragraphs 10-2- of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary impairment and Its Application to Certain Investments.” EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29,2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004.The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations. The Company also does not anticipate that the adoption of EITF 03-1-1 or EITF 03-1-a will have a material impact on the Company’s financial position or results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company’s judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary, Century Bank and Trust Company, A Massachusetts state chartered trust company formed in 1969 (the “Bank”). The Company had total assets of approximately $1.6 billion on September 30, 2004. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree, south of Boston, to Peabody, north of Boston. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through its subsidiary, Century Financial Services, Inc. in conjunction with Commonwealth Equity Services, Inc., a full service securities brokerage business. The Company is also a provider of financial services including cash management, transaction processing, short term financing and intermediate term leasing to

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

municipalities in Massachusetts. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be substantially completed during the fourth quarter of 2004 and the current cost estimate including land costs is $13.8 million. As of September 30, 2004, $11.9 million has been expended. The capital expenditure will provide a five story addition containing approximately 50 thousand square feet of office and branch space. Occupancy costs are expected to increase by approximately $250 thousand per quarter when the addition is fully occupied.

Earnings for the third quarter ended September 30, 2004 were $2.1 million, a decrease of $1.1 million when compared with the third quarter 2003 earnings of $3.2 million. Diluted earnings per share for the third quarter 2004 were $0.38 versus $0.58 for the third quarter of 2003.

Earnings for the first nine months of 2004 totaled $6.9 million, compared to $8.5 million for the same period a year ago. Diluted earnings per share for the first nine months of 2004 were $1.23 versus $1.53 for the same period a year ago. Included in income for the first nine months of 2003 is the previously announced net tax charge of $1.2 million associated with the Real Estate Investment Trust (“REIT”) settlement. This change was the result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

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

Financial Condition

Loans

On September 30, 2004, total loans outstanding, net of unearned discount, were $570.4 million, an increase of 11.3% from the total on December 31, 2003. At September 30, 2004, commercial real estate loans accounted for 47.8% and residential real estate loans, including home equity credit lines, accounted for 31.9% of total loans. Construction loans decreased slightly to $32.9 million at September 30, 2004 from $34.1 million on December 31, 2003.

The increase in loans was mainly attributable to an increase in commercial and industrial, home equity credit lines and residential real estate loans. Those types of loans increased in part because of a loan campaign that began during the first quarter of 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Allowance for Loan Losses

The allowance for loan losses was 1.55% of total loans on September 30, 2004 compared with 1.71% on December 31, 2003. Net charge-offs for the nine-month period ended September 30, 2004 were $56 thousand compared with net recoveries of $70 thousand for the same period in 2003. Additional provisions have been made due to growth in the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate. Nonperforming Loans

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)
Nonaccruing loans	$663	$1,175
Loans past due 90 days or more and still accruing	$0	$0
Nonaccruing loans as a Percentage of total loans	.12%	.23%

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

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)
Securities Available-for-Sale
U.S. Government and Agencies	$406,395	$676,494
Other Bonds and Equity Securities	17,757	17,800
Mortgage-backed Securities	80,864	9,041

Total Securities Available-for-Sale	$505,016	$703,335

Securities Held-to-Maturity
U.S. Government and Agencies	$196,313	$6,400
Other Bonds and Equity Securities	0	25
Mortgage-backed Securities	168,144	191,447

Total Securities Held-to-Maturity	$364,457	$197,872

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $505.0 million at September 30, 2004, a decrease of 28.2% from December 31, 2003. The portfolio decreased mainly because of a movement of matured and called available-for-sale securities to the held-to-maturity portfolio and a contraction in the balance sheet. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average maturity of 3.2 years.

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $364.5 million on September 30, 2004, an increase of 84.2% from the total on December 31, 2003. The portfolio increased mainly because of a movement of matured and called available-for-sale securities to the held-to-maturity portfolio. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an expected average life of 3.1 years.

Other Assets

Other Assets increased by $6.1 million or 26.5%. Other Assets increased mainly because of an increase in deferred tax assets associated with the increase in unrealized available-for-sale losses.

Deposits and Borrowed Funds

On September 30, 2004, deposits totaled $1.2 billion, representing a 10.0% decrease in total deposits from December 31, 2003. Total deposits decreased primarily as a result of decreases in time deposits. Time deposits decreased because of a relatively higher rate paid on maturing deposits compared to current offering rates. Borrowed funds totaled $248.5 million compared to $176.4 million at December 31, 2003. Borrowed funds increased primarily from the implementation of leveraged balance sheet transactions.

Results of Operations

Net Interest Income

For the three-month period ended September 30, 2004, net interest income totaled $10.5 million, a decrease of 5.1% from the comparable period in 2003. For the nine- month period ended September 30, 2004 net interest income totaled $31.1 million, a decrease of 9.7%. The decrease in net interest income for the nine-month period is mainly due to a thirty-four basis point decrease in the net interest margin.

The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.77% in the first nine months of 2004 from 3.11% during the same period in 2003. The decrease in the net interest margin was mainly attributable to assets continuing to reprice at historically low levels without a corresponding decrease in rates paid on deposits. The Company believes that the net interest margin will continue to be challenged.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	September 30, 2004			September 30, 2003
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
		(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$536,330	$24,519	6.11%	$500,493	$25,070	6.70%
Securities available-for-sale	584,459	14,236	3.25%	793,337	22,309	3.75%
Securities held-to-maturity	308,652	8,945	3.86%	152,133	5,109	4.48%
Temporary funds	65,709	441	0.89%	29,516	323	1.13%

Total interest earning Assets	$1,495,150	$48,141	4.29%	$1,475,479	$52,811	4.77%
Non interest-earning assets	120,550			114,429
Allowance for loan losses	(8,769)			(8,877)

Total assets	$1,606,931			$1,581,031

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$258,070	$1,493	0.77%	$269,084	$1,776	0.88%
Savings accounts	79,996	230	0.38%	79,122	241	0.41%
Money market accounts	408,614	3,552	1.16%	389,610	3,933	1.35%
Time deposits	232,283	4,869	2.80%	241,364	5,641	3.08%

Total interest-bearing Deposits	978,963	10,144	1.39%	979,180	11,591	1.57%
Securities sold under Agreements to Repurchase	40,011	230	0.77%	53,497	369	0.92%
Other borrowed funds and Long term debt	192,140	6,694	4.66%	166,961	6,442	5.16%

Total interest-bearing Liabilities	1,211,114	17,068	1.88%	1,199,638	18,402	2.04%
Non interest-bearing Liabilities
Demand deposits	276,824			262,768
Other liabilities	15,417			18,071

Total liabilities	1,503,355			1,480,477
Stockholders’ equity	103,576			100,554

Total liabilities & Stockholders Equity	$1,606,931			$1,581,031

Net interest income		$31,073			$34,409

Net interest spread			2.41%			2.72%

Net yield on earnings Assets			2.77%			3.11%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	Nine Months Ended September 30, 2004
	Compared with September 30, 2003
	Increase/(Decrease)
	Due to Change in		Income Increase
	Volume	Rate	(Decrease)
	(dollars in thousands)
Interest Income:
Loans	$1,724	$(2,275)	(551)
Securities available-for-sale	(5,353)	(2,720)	(8,073)
Securities held-to-maturity	4,621	(785)	3,836
Temporary funds	280	(162)	118

Total interest income	1,272	(5,942)	(4,670)

Interest expense:
Deposits:
NOW accounts	(70)	(213)	(283)
Savings accounts	3	(14)	(11)
Money market accounts	185	(566)	(381)
Time deposits	(206)	(566)	(772)

Total interest-bearing deposits	(88)	(1,359)	(1,447)
Securities sold under agreements to repurchase	(84)	(55)	(139)
Other borrowed funds and long term debt	914	(662)	252

Total interest expense	742	(2,076)	(1,334)

Change in net interest income	530	(3,866)	(3,336)

Provision for Loan Losses

For the nine-month period ended September 30, 2004, the loan loss provision was $150 thousand compared to a provision of $450 thousand for the same period last year. Loan loss provision decreased because of management’s determination of the relative adequacy in the loan loss reserve. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.71% at December 31, 2003 to 1.55% at September 30, 2004. At the current time, management believes that the loan loss reserve percentage is deemed adequate.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2004 was $2.5 million compared to $2.3 million for the second quarter of 2003. The increase was mainly attributable to a $255 thousand increase in service charges on deposit accounts. For the nine-month period ending September 30, 2004 other operating income totaled $8.0 million compared to $7.5 million for the same period last year. The increase was mainly attributable to an increase of $367 thousand in service charges on deposit accounts and insurance gains of $140 thousand, somewhat offset by a decrease in lockbox fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Lock box income decreased by $174 thousand for the nine-month period ended September 30, 2004. This decrease was mainly attributable to a decrease in volume. Service charges on deposit accounts increased mainly because of an increase in deposit activity.

During the quarter ended September 30, 2004, operating expenses increased by $1.3 million or 15.7% to $9.6 million, from the same period last year. The increase in operating expenses was mainly attributable to an increase of $630 thousand in salaries and employee benefits, $321 thousand in other expenses, $184 thousand in equipment expense and $164 thousand in occupancy expense. Salary and employee benefits increased as a result of an increase in staff, merit increases and increased retirement and healthcare costs. Equipment expense increased mainly as a result of depreciation and service contract costs associated with the addition of check and lockbox image systems. Occupancy expense increased mainly because of an increase in expenses associated with new branches that were opened during the third quarter of 2003 and 2004. Other expenses increased mainly as a result of increases in legal, recruiting and marketing costs.

For the nine-month period ended September 30, 2004 operating expenses increased by $2.3 million to $28.2 million. Most of the increase was attributable to equipment expense, salaries and employee benefits and occupancy expense. Equipment expense increased primarily as a result of depreciation associated with the additions of check and lockbox image systems as well as depreciation expense reductions in 2003. Salary and employee benefits increased as a result of an increase in staff levels, merit increases and increased retirement and healthcare costs. Occupancy expense increased mainly because of an increase in expenses associated with new branches that were opened during the third quarter of 2003 and 2004. Other expenses increased mainly as a result of increases in legal, recruiting and marketing costs.

Income Taxes

For the third quarter of 2004, the Company’s income tax expense totaled $1.2 million on pretax income of $3.3 million for an effective tax rate of 35.0%. For last year’s corresponding quarter, the Company’s income tax benefit totaled $1.9 million on pretax income of $5.1 million for an effective tax rate of 37.8%. The tax rate decreased primarily as a result of a decreased level of income at the Bank relative to the lower tax rate at CSII, CSII II and CSII III. The income tax rate decreased mainly because of a decreased in taxable income which lowers the tax rate a certain thresholds. For the nine-month period ended September 30, 2004 the Company’s income taxes totaled $3.9 million on pretax income of $10.7 million for an effective tax rate of 36.0%. For last year’s corresponding period, the Company’s income taxes totaled $7.0 million on pretax income of $15.5 million for an effective tax rate of 45.3%. The tax rate decreased because of the previously announced 2003 tax charge of $1.2 million associated with the REIT settlement. Excluding the REIT charge, the tax rate decreased primarily as a result of a decrease level of income at the Bank relative to the lower tax rate at CSII, CSII II and CSII III.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its management control interest rate risk

Item 4 Controls and Procedures

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

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 2	Change in securities – Not applicable

Item 3	Defaults upon senior securities – Not applicable

Item 4	Submission of matters to a vote – None

Item 5	Other information – Not Applicable

Item 6	Exhibits and reports on Form 8 - K

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

(b) Reports on Form 8-K

On July 15, 2004, the Company filed a Form 8-K in connection with its issuance of a press release on July 13, 2004 announcing the Company’s results for the quarter ended June 30, 2004.

On July 15, 2004, the Company filed a Form 8-K in connection with its issuance of a press release on July 13, 2004 announcing the that its Board of Directors has approved a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004	Century Bancorp, Inc

/s/ Marshall M. Sloane	/s/ Paul V. Cusick, Jr.

Marshall M. Sloane	Paul V. Cusick, Jr.
Chairman, President and CEO	Vice President and Treasurer
(Principal Executive Officer)	(Principal Accounting Officer)