Form 10-K
period 2004-12-31
CENTURY BANCORP INC
filed 2005-03-15
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15752
CENTURY BANCORP, INC.
(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

400 MYSTIC AVENUE, MEDFORD, MA (Address of principal executive offices)	02155 (Zip Code)
Registrant’s telephone number including area code:
(781) 391-4000
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $1.00 par value
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2004 was $127,505,957.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2005:
Class A Common Stock, $1.00 par value 3,435,177 Shares
Class B Common Stock, $1.00 par value 2,099,640 Shares

CENTURY BANCORP INC.
FORM 10-K

PART I

ITEM 1.	BUSINESS
The Company
      This annual report on Form 10-K and the documents incorporated by reference contain forward-looking statements based on current expectations, estimates and projections about the company’s industry and management’s beliefs and assumptions. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information.
      Any forward-looking statements in this annual report are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by these forward-looking statements, possibly materially. The company disclaims any duty to update any forward-looking statements, even if new information becomes available or other events occur in the future.
      Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary, Century Bank and Trust Company, a Massachusetts state chartered trust company formed in 1969 (the “Bank”). The Company had total assets of approximately $1.8 billion on December 31, 2004. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree, south of Boston, to Peabody, north of Boston. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.
      The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations, and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through its subsidiary, Century Financial Services, Inc. in conjunction with Commonwealth Equity Services, Inc., a full service securities brokerage business.
      The Company is also a provider of financial services including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.
      During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be completed during the first quarter of 2005 and the current cost estimate including land costs is $14.5 million. As of December 31, 2004, $13.6 million has been expended. The capital expenditure will provide a five story addition containing approximately 50 thousand square feet of office and branch banking space. Occupancy costs are expected to increase by approximately $1 million per year when the building is occupied.
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
      During the third quarter of 2004, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. The program expires on July 15, 2005.
      In July 2004, the Company opened a new branch location on Albany Street in Boston, Massachusetts. The Company opened two branches in Boston, Massachusetts in 2003.
      During the fourth quarter of 2004, the Company announced that it entered into an Investment Management Agreement with Blackrock Financial Management, Inc. for the Company’s Available-for-Sale securities portfolio. The Company believes that Blackrock will help it achieve improvements in the Company’s yield and total return on its investment portfolio.
      On December 2, 2004, Century Bancorp, Inc. (the “Company”) consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to Century Bancorp Capital Trust II, a Delaware statutory trust (the “Trust”) and an unconsolidated subsidiary formed by the Company, and the Trust simultaneously issued $35,000,000 of trust preferred securities (35,000 trust preferred securities at a liquidation amount of $1,000 per security). The Trust also issued 1,083 common securities to the Company for a purchase price of $1,000 per common security. No underwriting commissions were paid in connection with the issuances. All of the securities were issued in a private placement exempt from registration under 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder.
      The terms of the debt securities are governed by an Indenture dated December 2, 2004 between the Company and Wilmington Trust Company, as Trustee. The debt securities accrue interest (which is payable quarterly) at an initial rate of 6.65% for the first ten years and then convert to the three month LIBOR plus a margin of 1.87%. The debt securities are not redeemable by the Company during the first ten years, absent certain changes in tax, investment company or bank regulatory statutes or regulations.
      Also, the Company, through its subsidiary, Century Bancorp Capital Trust, announced the redemption of their Trust Preferred Securities, with a redemption date of January 10, 2005. The total amount of this redemption is $29,639,000.
Securities and Exchange Commission Availability of Filings on Company Web Site
      Under the Securities Exchange Act of 1934, Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), Form S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and additional shareholder information is available free of charge on the Company’s website: www.century-bank.com.
Employees
      As of December 31, 2004, the Company had 289 full-time and 107 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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
Sarbanes-Oxley Act
      The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of several implementing rules and the New York Stock Exchange, and the National

Association of Securities Dealers, Inc. have adopted corporate governance rules that have been approved by the SEC. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management. As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal disclosure controls and procedures and internal controls over financial reporting; that they have made certain disclosures to the Company’s auditors and the Board of Directors about the Company’s internal disclosure controls and procedures and internal controls over financial reporting, and that they have included information in the Company’s quarterly and annual reports about their evaluation of the Company’s internal controls and whether there have been significant changes in the Company’s internal disclosure controls or in other factors that could significantly affect controls subsequent to the evaluation and whether there have been any significant changes in the Company’s internal controls over financial reporting that have materially affected or reasonably likely to materially affect the Company’s internal controls over finance reporting, and compliance with certain other disclosure objectives.
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
      The Company owns its main banking office, headquarters, and operations center in Medford, which have just been expanded, and 12 of the 21 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2005 to 2026.

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
      No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31, 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      (a) The Class A Common Stock of the Company is traded on the NASDAQ National Market system under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2003 is shown on page 9. The Company’s Class B Common Stock is not traded on NASDAQ or any other national securities exchange.

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
      (b) Approximate number of equity security holders as of December 31, 2004.

Approximate Number
Title of Class	of Record Holders

Class A Common Stock	381
Class B Common Stock	46
      (c) Under the Company’s Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.
      The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

	Dividends Per Share

	Class A	Class B

2002
First quarter	$.100	$.0500
Second quarter	.100	.0500
Third quarter	.110	.0550
Fourth quarter	.110	.0550
2003
First quarter	$.110	$.0550
Second quarter	.110	.0550
Third quarter	.110	.0550
Fourth quarter	.120	.0600
2004
First quarter	$.120	$.0600
Second quarter	.120	.0600
Third quarter	.120	.0600
Fourth quarter	.120	.0600
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
      The information required herein is shown on page 8-9.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
      The information required herein is shown on pages 10 through 20.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The information required herein is shown on page 17.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required herein is shown on pages 21 through 55.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      The principal Executive Officer and principal Financial Officer have evaluated the disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and reported to Management (including the principal executive officer and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.
      Management’s report on internal control over financial reporting is shown on page 55.
      The attestation report of the registered public accounting firm is shown on page 53 and 54.

ITEM 9B.	OTHER INFORMATION
      None.

Financial Highlights

	2004	2003	2002	2001	2000

	(Dollars in thousands, except share data)
FOR THE YEAR
Interest income	$65,033	$69,298	$71,124	$67,459	$66,554
Interest expense	23,646	23,942	24,718	27,701	31,092

Net interest income	41,387	45,356	46,406	39,758	35,462
Provision for loan losses	300	450	1,200	1,500	1,425

Net interest income after provision for loan losses	41,087	44,906	45,206	38,258	34,037
Other operating income	10,431	10,009	10,266	8,863	7,234
Operating expenses	37,663	34,272	34,089	30,025	25,638

Income before income taxes	13,855	20,643	21,383	17,096	15,633
Provision for income taxes	4,974	8,963	7,879	6,237	5,428

Net income	$8,881	$11,680	$13,504	$10,859	$10,205

Average shares outstanding, basic	5,526,202	5,519,800	5,516,590	5,535,309	5,597,136
Average shares outstanding, diluted	5,553,197	5,548,615	5,534,059	5,541,745	5,597,629
Shares outstanding at year-end	5,534,088	5,524,438	5,517,425	5,515,350	5,550,350
Earnings per share:
Basic	$1.61	$2.12	$2.45	$1.96	$1.82
Diluted	$1.60	$2.11	$2.44	$1.96	$1.82
Dividend payout ratio	24.2%	17.2%	13.9%	15.2%	14.5%
AT YEAR-END
Assets	$1,833,701	$1,688,911	$1,557,201	$1,271,022	$1,083,830
Loans	580,003	512,314	514,249	462,772	439,563
Deposits	1,394,010	1,338,853	1,146,284	888,408	793,796
Stockholders’ equity	104,773	103,728	100,256	84,599	71,506
Book value per share	$18.93	$18.78	$18.17	$15.34	$12.88
SELECTED FINANCIAL PERCENTAGES
Return on average assets	.55%	.74%	1.02%	1.03%	1.08%
Return on average stockholders’ equity	8.61%	11.57%	14.64%	13.70%	16.09%
Net interest margin, taxable equivalent	2.75%	3.08%	3.77%	4.06%	4.02%
Net (recoveries) charge-offs as a percent of average loans	0.01%	0.04%	(0.04)%	0.01%	0.78%
Average stockholders’ equity to average assets	6.38%	6.40%	6.98%	7.49%	6.68%
Efficiency Ratio	72.7%	61.6%	60.1%	61.7%	60.6%

Per Share Data

2004, Quarter Ended	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$32.79	$33.62	$33.74	$37.51
Low	28.15	30.38	29.75	32.80
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.060	0.060	0.060	0.060

2003, Quarter Ended	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$38.11	$37.30	$31.51	$28.47
Low	32.40	28.55	25.75	26.40
Dividends Class A	0.12	0.11	0.11	0.11
Dividends Class B	0.06	0.055	0.055	0.055

Management’s Discussion and Analysis of Results of Operations and Financial Condition
Overview
      Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of $1.8 billion on December 31, 2004. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree to Peabody. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
      The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes and the relative levels of interest rates and economic activity.
      The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, consumer loans, and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through its subsidiary, Century Financial Services, Inc. in conjunction with Commonwealth Equity Services, Inc., a full service securities brokerage business.
      The Company is also a provider of financial services including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.
      Century Bancorp, Inc. (the “Company”) had net income of $8,881,000 for the year ended December 31, 2004, compared with net income of $11,680,000 for year ended December 31, 2003 and net income of $13,504,000 for the year ended December 31, 2002. Basic earnings per share were $1.61 in 2004, compared to $2.12 in 2003 and $2.45 in 2002. Diluted earnings per share were $1.60 in 2004, compared to $2.11 in 2003 and $2.44 in 2002. The Company’s earnings in 2004 were negatively affected by the historically low interest rate environment. Assets have continued to reprice at lower interest rates while interest rates paid on deposits have not had a corresponding decrease. The Company believes that the net interest margin will continue to be challenged. During 2003, the Company’s earnings were also negatively affected by a net tax charge of $1,183,000 associated with the Real Estate Investment Trust (“REIT”) settlement. This charge was the result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.
      Total assets were $1,833,701,000 at December 31, 2004, an increase of 8.6% from total assets of $1,688,911,000 on December 31, 2003, which, in turn, were 8.5% higher than total assets of $1,557,201,000 on December 31, 2002.
      On December 31, 2004, stockholders’ equity totaled $104,773,000, compared with $103,728,000 on December 31, 2003 and $100,256,000 on December 31, 2002. Book value per share increased to $18.93 at December 31, 2004 from $18.78 on December 31, 2003, which had increased from $18.17 on December 31, 2002.
      During February 2003, the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
be occupied during the first quarter of 2005 and the current cost estimate including land costs is $14.5 million. As of December 31, 2004, $13.6 million has been expended. The capital expenditure will provide a five-story addition containing approximately 50 thousand square feet of office and branch banking space. Occupancy costs are expected to increase by approximately $1 million per year when the building is occupied.
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
      During the third quarter of 2004, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. The program expires on July 15, 2005.
      In July 2004, the Company opened a new branch location on Albany Street in Boston, Massachusetts. In 2003, the Company opened two branches in Boston, Massachusetts.
      During the fourth quarter of 2004, the Company announced that it entered into an Investment Management Agreement with BlackRock Financial Management, Inc. for the Company’s Available-For-Sale securities portfolio. The Company believes that BlackRock will help it achieve improvements in the Company’s yield and total return on its investment portfolio.
      Also during the fourth quarter, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II. Century Bancorp Capital Trust II issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities pay dividends at an annualized rate of 6.65% for the first ten years and then convert to the three-month LIBOR rate plus 1.87% for the remaining twenty years. The total amount of this issuance was $36,083,000. The Company is using the proceeds primarily for general business purposes. Also, the Company, through its subsidiary, Century Bancorp Capital Trust, announced the redemption of their 8.30% Trust Preferred Securities, with a redemption date of January 10, 2005. The total amount of this redemption is $29,639,000.
Critical Accounting Policies
      Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses and impaired investment securities. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
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

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
      The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category. Loss factors are based on the Company’s historical loss experience, as well as regulatory guidelines.
      Specific allowances are established in cases where management has identified significant conditions related to a credit that management believes that the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.
      The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances, as well as management’s evaluation of various conditions, including business and economic conditions, delinquency trends, charge-off experience and other quality factors, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.
      Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
Impaired Investment Securities
      If a material decline in fair value below the amortized cost basis of an investment security is judged to be “other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge to earnings. An “other-than-temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for “other than temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinder its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
Results of Operations and Financial Condition
      The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

Year Ended December 31,	2004			2003			2002

		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans(2)	$546,147	$33,384	6.11%	$500,723	$33,134	6.62%	$488,465	$35,954	7.36%
Securities available-for-sale:
Taxable	570,935	18,528	3.25	782,782	28,736	3.67	570,067	27,285	4.79
Tax-exempt	61	1	1.64	92	3	3.26	960	39	4.06
Securities held-to-maturity:
Taxable	319,860	12,296	3.84	162,988	7,152	4.39	126,675	7,150	5.64
Federal funds sold	69,461	824	1.19	24,730	274	1.11	45,253	710	1.57
Interest bearing deposits in other banks	251	—	0.13	30	—	0.58	20	—	2.50

Total interest-earning assets	1,506,715	65,033	4.32%	1,471,345	69,299	4.71%	1,231,440	71,138	5.78%
Non Interest-earning assets	120,306			114,919			97,981
Allowance for loan losses	(8,813)			(8,901)			(7,828)

Total Assets	$1,618,208			$1,577,363			$1,321,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:
NOW accounts	$250,224	$1,966	0.79%	$260,383	$2,267	0.87%	$202,060	$2,588	1.28%
Savings accounts	79,037	302	0.38	79,333	319	0.40	72,780	595	0.82
Money market accounts	412,220	5,010	1.22	392,066	5,111	1.30	268,504	4,730	1.76
Time deposits	242,791	6,833	2.81	239,189	7,246	3.03	189,395	6,841	3.61

Total interest-bearing deposits	984,272	14,111	1.43	970,971	14,943	1.54	732,739	14,754	2.01
Securities sold under agreements to repurchase	40,937	331	0.81	51,402	457	0.89	61,718	696	1.13
Other borrowed funds and subordinated debentures	194,932	9,204	4.72	170,344	8,542	5.01	186,531	9,268	4.97

Total interest-bearing liabilities	1,220,141	23,646	1.94%	1,192,717	23,942	2.01%	980,988	24,718	2.52%
Non Interest-bearing liabilities
Demand deposits	279,361			267,284			232,372
Other liabilities	15,511			16,429			15,986

Total liabilities	1,515,013			1,476,430			1,229,346

Stockholders’ equity	103,195			100,933			92,247
Total liabilities & stockholders’ equity	$1,618,208			$1,577,363			$1,321,593

Net interest income(1)		$41,387			$45,357			$46,420

Net interest spread			2.38%			2.70%			3.26%

Net interest margin			2.75%			3.08%			3.77%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 35%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
      The following table summarizes the year-to-year changes in the Company’s net interest income resulting from fluctuations in interest rates and volume changes in earning assets and interest-bearing liabilities. Changes due to rate are computed by multiplying the change in rate by the prior year’s volume. Changes due to volume are computed by multiplying the change in volume by the prior year’s rate. Changes in volume and rate that cannot be separately identified have been allocated in proportion to the relationship of the absolute dollar amounts of each change.

Year Ended December 31,	2004 Compared with 2003			2003 Compared with 2002

	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest Income:
Loans	$2,881	$(2,631)	$250	$884	$(3,704)	$(2,820)
Securities available-for-sale:
Taxable	(7,145)	(3,063)	(10,208)	8,721	(7,270)	1,451
Tax-exempt	(1)	(1)	(2)	(30)	(6)	(36)
Securities held-to-maturity:
Taxable	6,128	(984)	5,144	1,793	(1,791)	2
Federal funds sold	529	21	550	(265)	(171)	(436)
Interest-bearing deposits in other banks	1	(1)	—	—	—	—

Total interest income	2,393	(6,659)	(4,266)	11,103	(12,942)	(1,839)

Interest expense:
Deposits:
NOW accounts	(86)	(215)	(301)	634	(955)	(321)
Savings accounts	(1)	(16)	(17)	49	(325)	(276)
Money market accounts	255	(356)	(101)	1,815	(1,434)	381
Time deposits	108	(521)	(413)	1,619	(1,214)	405

Total interest-bearing deposits	276	(1,108)	(832)	4,117	(3,928)	189
Securities sold under agreements to repurchase	(87)	(39)	(126)	(105)	(134)	(239)
Other borrowed funds and subordinated debentures	1,152	(490)	662	(811)	84	(727)

Total interest expense	1,341	(1,637)	(296)	3,201	(3,978)	(777)

Change in net interest income	$1,052	$(5,022)	$(3,970)	$7,902	$(8,964)	$(1,062)

      The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis decreased 8.8% in 2004 to $41,387,000, compared with $45,357,000 in 2003. The decrease in net interest income for 2004 was mainly due to an 11% or a thirty-three basis point decrease in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.75% in 2004 from 3.08% in 2003, which had decreased from 3.77% in 2002. The decrease in the net interest margin, for both years, was mainly attributable to assets continuing to reprice at historically low levels without a corresponding decrease in rates paid on deposits. The Company believes that the net interest margin will continue to be challenged.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
      Average earning assets were $1,506,715,000 in 2004, an increase of $35,370,000 or 2.4% from the average in 2003, which was 19.5% higher than the average in 2002. Total average securities, including securities available-for-sale and securities held-to-maturity, decreased 5.8% to $890,856,000. The decrease in securities volume was mainly attributable to a shift in asset concentration to loans and short-term funds. This decrease in securities volume and lower yields resulted in lower securities income, which decreased 14.1% to $30,825,000. Total average loans increased 9.1% to $546,147,000 after increasing $12,258,000 in 2003. The increase in loans was mainly attributable to an increase in commercial and industrial, home equity credit lines and residential real estate loans, partially offset by a decrease in commercial real estate. Those types of loans increased in part because of a loan campaign that began during the first quarter of 2004. The increase in loan volume was partially offset by a lower level of interest rates resulting in higher loan income, which increased by 0.8% or $250,000 to $33,384,000. Total loan income was $35,954,000 in 2002.
      The Company’s sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 2.0% or $25,378,000 in 2004 after increasing by 28.3% or $273,143,000 in 2003. Deposits increased in 2004 primarily as a result of the internal deposit growth and were mainly concentrated in money market accounts, which increased by $20,154,000. Borrowed funds and subordinated debentures increased by 6.4% in 2004 following a decrease of 10.7% in 2003. The majority of the Company’s borrowed funds are borrowings from the Federal Home Loan Bank (FHLB) and retail repurchase agreements. Borrowings from the FHLB increased by approximately $20,733,000 and retail repurchase agreements decreased by $10,465,000. Interest expense totaled $23,646,000 in 2004, a decrease of $296,000 or 1.2% from 2003 when interest expense decreased 3.1% from 2002. This decrease in interest expense is due to decreases in deposit rates, partially offset by an increase in the average balance of deposits.
Provision for Loan Loss
      The provision for loan losses was $300,000 in 2004, compared with $450,000 in 2003 and $1,200,000 in 2002. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information.
      The allowance for loan losses was $9,001,000 at December 31, 2004, compared with $8,769,000 at December 31, 2003. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.55% in 2004, 1.71% in 2003 and 1.65% in 2002.
      Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $628,000 on December 31, 2004, compared with $1,175,000 on December 31, 2003.
Other Operating Income
      During 2004, the Company continued to experience positive results in its fee-based services including fees derived from traditional banking activities such as deposit related services, its automated lockbox collection system and full service securities brokerage offered through Commonwealth Equity Services, Inc., an unaffiliated registered securities broker-dealer and investment adviser.
      Under the lockbox program, which is not tied to extensions of credit by the Company, the Company’s customer arranges for payments of its accounts receivable to be made directly to the Company. The Company records the amounts paid to its customers, deposits the funds to the customer’s account and provides automated records of the transactions to customers. Typical customers for the lockbox service are municipalities who use it to automate tax collections, cable TV companies and other commercial enterprises.
      Through Commonwealth Equity Services, Inc., an unaffiliated company, the Bank provides full service securities brokerage services. Registered representatives employed by the Bank offer investment advice, execute transactions and assist customers in financial and retirement planning. Commonwealth Equity

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
Services, Inc. provides research to and supervises representatives in exchange for payment by the Bank for a fixed fee and a share in the commission revenues.
      Total other operating income in 2004 was $10,431,000, an increase of $422,000 or 4.2% compared to 2003. This increase followed a decrease of $257,000 or 2.5% in 2003, compared to 2002. Service charge income, which continues to be a major area of other operating income with $5,271,000 in 2004, saw an increase of $489,000 compared to 2003. Service charges on deposit accounts increased mainly because of an increase in overdraft charges. Lockbox revenues totaled $2,950,000, down $236,000 in 2004. This decrease was mainly attributable to a decrease in volume that was due to increased competition. Through Commonwealth Equity Services, Inc., brokerage commissions increased to $670,000 in 2004, from $579,000 in 2003, primarily as a result of increased transaction volume. Also included in other operating income for 2002 is a pretax realized gain of $359,000 associated with the sale of bank premises.
Operating Expenses
      Total operating expenses were $37,663,000 in 2004, compared to $34,272,000 in 2003 and $34,089,000 in 2002.
      Salaries and employee benefits expenses increased by $1,503,000 or 6.9% in 2004, after increasing by 0.2% in 2003. The increase for 2004 was mainly attributable to an increase in staff levels and merit increases in salaries. The decrease in 2003 was mainly attributable to a decrease in incentive compensation accruals; this was partially offset by increased retirement and healthcare costs.
      Occupancy expense increased by $349,000 or 13.2% in 2004, this followed an increase of $347,000 or 15.1% in 2003. The increase in 2004 was mainly attributable to full-year costs associated with the opening of two new branches in 2003 and the partial year cost associated with the opening of one new branch in 2004. The increase in 2003 was mainly attributable to full-year costs associated with the opening of a new branch in 2002 and partial year costs associated with opening two new branches in 2003. Equipment expense increased by $677,000 or 39.8% in 2004; this followed a decrease of $431,000 or 20.2% in 2003. The increase in 2004 was mainly attributable to increased depreciation and service contract expense associated with the additions of check and lockbox image systems. The decrease in 2003 was mainly the result of a decrease in equipment depreciation expense, as well as a reduction in service contract expense. Service contract expense decreased as a result of decreases in lockbox activity.
      Other operating expenses increased by $862,000 in 2004, which followed a $213,000 increase in 2003. The increase for 2004 was primarily the result of increased legal, audit, personnel recruitment and marketing expense. The costs increased mainly because of compliance related services. Marketing increased because of an increase in advertising. The increase for 2003 was primarily the result of increased core deposit intangible amortization, telephone and software maintenance expense.
Provision for Income Taxes
      Income tax expense was $4,974,000 in 2004, $8,963,000 in 2003 and $7,879,000 in 2002. The effective tax rate was 35.9% in 2004, 43.4% (37.7%, excluding REIT settlement) in 2003 and 36.8% in 2002. The decrease in the effective tax rate for 2004 was mainly attributable to less earnings at the Bank. The portion of earnings subject to a higher tax rate decreased in 2004. Included in tax expense for 2003 is a net tax charge of $1,183,000 associated with the REIT settlement. This charge was the result of an agreement with the Massachusetts DOR settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
Market Risk and Asset Liability Management
      Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities, and to that end, management actively monitors and manages its interest rate risk exposure.
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

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income(1)

+300	(9.5)%
+200	(6.3)%
+100	(3.1)%
–100	(0.8)%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.
      The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.
Liquidity and Capital Resources
      Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $238,235,000 on December 31, 2004, compared with $225,321,000 on December 31, 2003 and $122,205,000 on December 31, 2002. In each of these three years, deposit activity has generally been adequate to support asset activity.
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
Capital Adequacy
      Total stockholders’ equity was $104,773,000 at December 31, 2004, compared with $103,728,000 at December 31, 2003 and $100,256,000 at December 31, 2002. The increase in 2004 was primarily the result of earnings less dividends paid and a decrease in accumulated other comprehensive income. The increase in 2003 was primarily the result of earnings less dividends paid and an increase in accumulated other comprehensive income.
      Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 15.69% and 12.43%, respectively, and total

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
capital-to-risk assets ratio of 20.14% and 13.47%, respectively at December 31, 2004. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 2004, the Company and the Bank exceeded this requirement with leverage ratios of 8.27% and 6.54%, respectively.
Contractual Obligations, Commitments, and Contingencies
      The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2004.
Contractual Obligations and Commitments by Maturity

	Payments Due — by Period

		Less than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years

	(Dollars in thousands)
FHLB advances	$213,120	$105,000	$1,120	$51,500	$55,500
Subordinated debentures	65,722	29,639	—	—	36,083
Retirement benefit obligations	9,568	601	1,381	1,786	5,800
Lease obligations	6,192	1,088	1,952	1,601	1,551
Other
Treasury, tax and loan	1,660	1,660	—	—	—
Customer repurchase agreements	38,650	38,650	—	—	—

Total contractual cash obligations	$334,912	$176,638	$4,453	$54,887	$98,934

	Amount of Commitment Expiring — by Period

		Less than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

Lines of credit	$128,915	$30,481	$13,676	$515	$84,243
Standby letters of credit	11,195	4,691	128	5,287	1,089
Other commitments	36,265	5,480	22,936	1,250	6,599

Total commitments	$176,375	$40,652	$36,740	$7,052	$91,931

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
      The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments, standby letters of credit and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments with off-balance sheet risk at December 31 are as follows:

Contract or Notational Amount	2004	2003

	(Dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$2,511	$600
Standby letters of credit	11,195	4,914
Unused lines of credit	128,915	126,825
Unadvanced portions of construction loans	33,754	15,414
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
Forward-looking Statements
      Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary polices of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Recent Accounting Developments
      In November 2003 and March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) issued a consensus on EITF Issue 03-1which contains guidance on other-than-temporary impairments of investment securities. The EITF provides guidance on when impairment is deemed to exist, provides guidance on determining if impairment is other-than-temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF 03-1-1 Effective Date of Paragraphs 10-20 of EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)
Application to Certain Investments.” EITF 03-1-a is currently being reviewed by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations. The Company also does not anticipate that the adoption of EITF 03-1-1 or EITF 03-1-a will have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS No. 123R), “Share-Based Payment.” This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation,and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company estimates that 2005 additional compensation expense (net of tax) will be approximately $100,000 for the six months of 2005. For the years 2006 and beyond, a full year of compensation expense will be recognized.

Consolidated Balance Sheets

December 31,	2004	2003

	(Dollars in thousands,
	except share data)
ASSETS
Cash and due from banks (note 2)	$36,209	$64,299
Federal funds sold and interest-bearing deposits in other banks	202,026	161,022

Total cash and cash equivalents	238,235	225,321
Securities available-for-sale, amortized cost $614,729 in 2004 and $701,444 in 2003 (notes 3 and 9)	609,806	703,335
Securities held-to-maturity, market value $343,399 in 2004 and $198,790 in 2003 (notes 4 and 9)	345,369	197,872
Loans, net (note 5)	580,003	512,314
Less: allowance for loan losses (note 6)	9,001	8,769

Net loans	571,002	503,545
Bank premises and equipment (note 7)	26,265	21,589
Accrued interest receivable	6,800	8,450
Other assets (note 12)	36,224	28,799

Total assets	$1,833,701	$1,688,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$280,871	$270,115
Savings and NOW deposits	268,317	291,950
Money market accounts	485,006	417,171
Time deposits (note 8)	359,816	359,617

Total deposits	1,394,010	1,338,853
Securities sold under agreements to repurchase (note 9)	38,650	40,050
Other borrowed funds (note 10)	214,906	136,329
Subordinated debentures (note 10)	65,722	29,639
Investments purchased payable	—	29,330
Other liabilities	15,640	10,982

Total liabilities	1,728,928	1,585,183
Commitments and contingencies (notes 7, 14 and 15)
Stockholders’ equity (note 11):
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,818,048 shares in 2004 and 3,792,938 shares in 2003	3,818	3,793
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 2,147,190 shares in 2004 and 2,162,650 shares in 2003	2,147	2,163
Additional paid-in-capital	11,395	11,227
Retained earnings	98,161	91,427
Treasury stock, Class A, 383,600 shares in 2004 and 2003, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares in 2004 and 2003, at cost	(41)	(41)

	109,539	102,628
Accumulated other comprehensive (loss) income, net of taxes (note 3)	(4,766)	1,100

Total stockholders’ equity	104,773	103,728

Total liabilities and stockholders’ equity	$1,833,701	$1,688,911

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year Ended December 31,	2004	2003	2002

	(Dollars in thousands, except share data)
INTEREST INCOME
Loans	$33,384	$33,134	$35,953
Securities available-for-sale	18,529	28,738	27,311
Securities held-to-maturity	12,296	7,152	7,150
Federal funds sold and interest-bearing deposits in other banks	824	274	710

Total interest income	65,033	69,298	71,124
INTEREST EXPENSE
Savings and NOW deposits	2,268	2,586	3,183
Money market accounts	5,010	5,111	4,730
Time deposits (note 8)	6,833	7,246	6,841
Securities sold under agreements to repurchase	331	457	696
Other borrowed funds and long term debt	9,204	8,542	9,268

Total interest expense	23,646	23,942	24,718

Net interest income	41,387	45,356	46,406
Provision for loan losses (note 6)	300	450	1,200

Net interest income after provision for loan losses	41,087	44,906	45,206
OTHER OPERATING INCOME
Service charges on deposit accounts	5,271	4,782	4,418
Lockbox fees	2,950	3,186	3,463
Brokerage commissions	670	579	1,038
Net (losses) gains on sales of securities	(91)	1	—
Other income	1,631	1,461	1,347

Total other operating income	10,431	10,009	10,266
OPERATING EXPENSES
Salaries and employee benefits (note 13)	23,266	21,763	21,709
Occupancy	2,997	2,648	2,301
Equipment	2,380	1,703	2,134
Other (note 16)	9,020	8,158	7,945

Total operating expenses	37,663	34,272	34,089

Income before income taxes	13,855	20,643	21,383
Provision for income taxes (note 12)	4,974	7,780	7,879
Retroactive REIT settlement (note 12)	—	1,183	—

Net income	$8,881	$11,680	$13,504

SHARE DATA (NOTE 11)
Weighted average number of shares outstanding, basic	5,526,202	5,519,800	5,516,590
Weighted average number of shares outstanding, diluted	5,553,197	5,548,615	5,534,059
Net income per share, basic	$1.61	$2.12	$2.45
Net income per share, diluted	1.60	2.11	2.44
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
							Other
	Class A	Class B	Additional		Treasury	Treasury	Comprehensive	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Income	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	(Loss)	Equity

	(Dollars in thousands, except share data)
BALANCE, DECEMBER 31, 2001	$3,761	$2,186	$11,094	$70,122	$(5,941)	$(41)	$3,418	$84,599
Net income	—	—	—	13,504	—	—	—	13,504
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,150 in taxes	—	—	—	—	—	—	3,993	3,993

Comprehensive income								17,497
Conversion of Class B Common Stock to Class A Common Stock, 17,820 shares	18	(18)	—	—	—	—	—	—
Stock options exercised, 2,075 shares	2	—	29	—	—	—	—	31
Cash dividends paid, Class A Common Stock, $0.42 per share	—	—	—	(1,426)	—	—	—	(1,426)
Cash dividends paid, Class B Common Stock, $0.21 per share	—	—	—	(445)	—	—	—	(445)

BALANCE, DECEMBER 31, 2002	3,781	2,168	11,123	81,755	(5,941)	(41)	7,411	100,256
Net income	—	—	—	11,680	—	—	—	11,680
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $3,200 in taxes	—	—	—	—	—	—	(6,311)	(6,311)

Comprehensive income								5,369
Conversion of Class B Common Stock to Class A Common Stock, 5,010 shares	5	(5)	—	—	—	—	—	—
Stock options exercised, 7,013 shares	7	—	104	—	—	—	—	111
Cash dividends paid, Class A Common Stock, $0.45 per share	—	—	—	(1,532)	—	—	—	(1,532)
Cash dividends paid, Class B Common Stock, $0.225 per share	—	—	—	(476)	—	—	—	(476)

BALANCE, DECEMBER 31, 2003	3,793	2,163	11,227	91,427	(5,941)	(41)	1,100	103,728
Net income	—	—	—	8,881	—	—	—	8,881
Other comprehensive income (loss), net of tax:
Unrealized holding losses arising during period, net of $2,741 in taxes	—	—	—	—	—	—	(4,164)	(4,164)
Less: reclassification adjustment for gains included in net income, net of $36 in taxes	—	—	—	—	—	—	55	55
Minimum pension liability adjustment	—	—	—	—	—	—	(1,757)	(1,757)

Comprehensive income								3,015
Conversion of Class B Common Stock to Class A Common Stock, 15,460 shares	16	(16)	—	—	—	—	—	—
Stock options exercised, 9,650 shares	9	—	168	—	—	—	—	177
Cash dividends paid, Class A Common Stock, $0.48 per share	—	—	—	(1,642)	—	—	—	(1,642)
Cash dividends paid, Class B Common Stock, $0.24 per share	—	—	—	(505)	—	—	—	(505)

BALANCE, DECEMBER 31, 2004	$3,818	$2,147	$11,395	$98,161	$(5,941)	$(41)	$(4,766)	$104,773

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Year Ended December 31,	2003	2002	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,881	$11,680	$13,504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	450	1,200
Deferred income taxes	470	(1,416)	(5,690)
Net depreciation and amortization	1,848	1,754	1,822
Decrease (increase) in accrued interest receivable	1,650	920	(1,809)
Increase in other assets	(4,368)	(6,639)	(4,318)
Loans originated for sale	—	(267)	—
Proceeds from sales of loans	—	270	73
Gain on sales of loans	—	(3)	(1)
Loss (gain) on sales of securities available-for-sale	91	(1)	—
Gain on sale of building	—	—	(359)
Increase (decrease) in other liabilities	1,699	(6,614)	6,702

Net cash provided by operating activities	10,571	134	11,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls/maturities of securities available-for-sale	389,172	665,635	324,502
Proceeds from sales of securities available-for-sale	88,198	—	—
Purchase of securities available-for-sale	(390,398)	(616,783)	(618,946)
Proceeds from calls/maturities of securities held-to-maturity	56,930	125,254	63,494
Purchase of securities held-to-maturity	(204,309)	(195,991)	(48,113)
(Decrease) increase in investments purchased payable	(29,330)	(13,739)	4,093
Net (increase) decrease in loans	(67,639)	2,102	(50,883)
Proceeds from sale of building	—	—	1,020
Capital expenditures	(6,728)	(10,217)	(2,854)

Net cash used in investing activities	(164,104)	(43,739)	(327,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposit accounts	199	137,292	3,049
Net increase in demand, savings, money market and NOW deposits	54,958	55,277	254,827
Net proceeds from the exercise of stock options	177	112	31
Cash dividends	(2,147)	(2,008)	(1,871)
Net decrease in securities sold under agreements to repurchase	(1,400)	(11,750)	(21,040)
Net increase (decrease) in other borrowed funds	78,577	(33,091)	25,939
Increase in subordinated debentures	36,083	889	—

Net cash provided by financing activities	166,447	146,721	260,935

Net increase (decrease) in cash and cash equivalents	12,914	103,116	(55,628)
Cash and cash equivalents at beginning of year	225,321	122,205	177,833

Cash and cash equivalents at end of year	$238,235	$225,321	$122,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23,165	$24,102	$24,668
Income taxes	4,600	15,632	8,367
Net unrealized holding (losses) gains arising during period, net of taxes	$(4,109)	$(6,311)	$3,993
See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
BASIS OF FINANCIAL STATEMENT PRESENTATION
      The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries, Century Subsidiary Investments, Inc. (CSII), Century Subsidiary Investments, Inc. II (CSII II), Century Subsidiary Investments, Inc. III (CSII III) and Century Financial Services Inc. (CFSI). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. CFSI has the power to engage in financial agency, securities brokerage and investment and financial advisory services and related securities credit.
      The Company also owns 100% of Century Bancorp Capital Trust (CBCT) and CBCT II. The entities are unconsolidated subsidiaries of the Company.
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
      Certain reclassifications were made to prior year amounts to conform with the current year presentation.
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

Notes to Consolidated Financial Statements — (Continued)
from earnings and reported as a separate component of stockholders’ equity, net of estimated related income taxes. The Company has no securities held for trading.
      Premiums and discounts on investment securities are amortized or accreted into income by use of the level-yield method, which approximates the effective method. If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge to earnings. Gains and losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.
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
      The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate. This method applies to all loans, uncollateralized, as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan’s principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.
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

Notes to Consolidated Financial Statements — (Continued)
      The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of such loans. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on the Company’s historical loss experience, as well as regulatory guidelines.
      Specific allowances are established in cases where management has identified significant conditions related to a credit that management believes that the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.
      The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances, as well as management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.
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
STOCK OPTION ACCOUNTING
      The Company currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the “cost” of the option is estimated on the date of grant using an option valuation model and recognized as compensation expense over the vesting period of the option. Any change from the intrinsic value method to the fair value method of accounting for stock options is required to be applied prospectively for options granted after the date of change in method which must be as of the beginning of a fiscal year. The Company generally awards stock options annually.

Notes to Consolidated Financial Statements — (Continued)
      Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

December 31,	2004	2003	2002

	(Dollars in thousands, except
	share data)
Net income:
As reported	$8,881	$11,680	$13,504
Less:
Pro forma stock based compensation cost (net of tax):	$151	$140	$98

Pro forma and diluted	$8,730	$11,540	$13,406
Basic earning per share
As reported	$1.61	$2.12	$2.45
Pro forma	$1.58	$2.09	$2.43
Diluted earnings per share
As reported	$1.60	$2.11	$2.44
Pro forma	$1.57	$2.08	$2.42
      In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions:

December 31,	2004	2003	2002

Dividend yields	1.59%	1.69%	1.91%
Expected life	9 years	8 years	8 years
Expected volatility	28%	26%	19%
Risk-free interest rate	3.95%	3.78%	5.37%
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
      The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $725,000 at December 31, 2004 and $650,000 at December 31, 2003.

Notes to Consolidated Financial Statements — (Continued)

3.	Securities Available-for-Sale

	December 31, 2004				December 31, 2003

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(Dollars in thousands)
U.S. Government and Agencies	$384,504	$182	$3,824	$380,862	$674,766	$3,981	$2,253	$676,494
Mortgage-backed securities	187,170	165	1,577	185,758	8,977	209	145	9,041
Obligations of states and political subdivisions	499	—	—	499	—	—	—	—
FHLB stock	13,895	—	—	13,895	13,084	—	—	13,084
Other	28,661	174	43	28,792	4,617	278	179	4,716

	$614,729	$521	$5,444	$609,806	$701,444	$4,468	$2,577	$703,335

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Dollars in thousands)
U.S. Government and Agencies	$701,964	$10,631	$—	$712,595
Mortgage-backed securities	29,911	907	—	30,818
Obligations of states and political subdivisions	390	—	—	390
FHLB stock	13,084	—	—	13,084
Other	4,780	52	188	4,644

	$750,129	$11,590	$188	$761,531

      During the year ended December 31, 2004 a total of $42,123,000 available-for-sale securities were sold for a gross gain of $692,000. A total of $46,075,000 available-for-sale securities were sold for a gross loss of $783,000.
      Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $42,486,000 at December 31, 2004. Also included are securities pledged for borrowing at the Federal Home Loan Bank amounting to $295,396,000 at December 31, 2004.

Notes to Consolidated Financial Statements — (Continued)
      The following table shows the temporary impaired securities of the Company’s securities available-for-sale portfolio at December 31, 2004. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 93 and 9 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively out of a total of 176 holdings at December 31, 2004. The Company believes that the investments are temporarily impaired.

	December 31, 2004

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
U.S. Government and Agencies	$238,849	$3,064	$29,232	$760	$268,081	$3,824
Mortgage-backed securities	161,567	1,436	4,258	141	165,825	1,577
Other	25,990	12	1,519	31	27,509	43

Total temporarily impaired securities	$426,406	$4,512	$35,009	$932	$461,415	$5,444

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.
      The following table shows the maturity distribution of the Company’s securities available-for-sale at December 31, 2004 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

					Obligations
					of States
			Mortgage		and Political				Estimated
	U.S. Government		Backed		Subdivisions				Market
	and Agencies	Yield	Securities	Yield	and Other	Yield	Total	Yield	Value

	(Dollars in thousands)
DECEMBER 31, 2004
Within one year	$69,637	2.39%	$—	0.00%	$25,579	2.27%	$95,216	2.35%	$95,154
After one but within five years	299,869	2.85	187,170	4.09	700	4.04	487,739	3.33	482,688
After five but within ten years	14,998	4.18	—	0.00	—	0.00	14,998	4.18	15,057
Non-maturing	—	0.00	—	0.00	16,776	2.95	16,776	2.95	16,907

	$384,504	2.82%	$187,170	4.09%	$43,055	2.56%	$614,729	3.19%	$609,806

      The weighted average remaining life of investment securities available-for-sale at December 31, 2004, 2003 and 2002 was 2.7, 3.5 and 2.9 years, respectively. Included in the weighted average remaining life calculation at December 31, 2004 and 2003, there were 134.1 million and 545.8 million, respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

Notes to Consolidated Financial Statements — (Continued)

4.	Investment Securities Held-to-Maturity

	December 31, 2004				December 31, 2003

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(Dollars in thousands)
U.S. Government and Agencies	$186,324	$175	$1,609	$184,890	$6,400	$278	$—	$6,678
Mortgage-backed securities	159,045	589	1,125	158,509	191,447	1,548	908	192,087
Other	—	—	—	—	25	—	—	25

	$345,369	$764	$2,734	$343,399	$197,872	$1,826	$908	$198,790

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(Dollars in thousands)
U.S. Government and Agencies	$76,430	$1,442	$—	$77,872
Mortgage-backed securities	50,754	1,363	—	52,117
Other	25	—	—	25

	$127,209	$2,805	$—	$130,014

      Included in U.S. Government and Agency securities are securities pledged to secure public deposits amounting to $6,000,000 at December 31, 2004. Also included are securities pledged for borrowing at the Federal Home Loan Bank amounting to $165,445,000 at December 31, 2004.
      The following table shows the temporary impaired securities of the Company’s securities held-to-maturity portfolio at December 31, 2004. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 50 and 5 securities temporarily impaired for less than 12 months and for 12 months or longer, respectively out of a total of 98 holdings at December 31, 2004. The Company believes that the investments are temporarily impaired.

	December 31, 2004

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)
U.S. Government and Agencies	$133,367	$1,609	$—	$—	$133,367	$1,609
Mortgage-backed securities	74,165	673	15,678	452	89,843	1,125

Total temporarily impaired securities	$207,532	$2,282	$15,678	$452	$223,210	$2,734

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Notes to Consolidated Financial Statements — (Continued)
      The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2004 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

			Mortgage				Estimated
	U.S. Government		Backed				Market
	and Agencies	Yield	Securities	Yield	Total	Yield	Value

	(Dollars in thousands)
DECEMBER 31, 2004
Within one year	$6,400	5.02%	$—	0.00%	$6,400	5.13%	$6,439
After one but within five years	179,924	3.39	159,045	4.18	338,969	3.76	336,960

	$186,324	3.45%	$159,045	4.18%	$345,369	3.79%	$343,399

      The weighted average remaining life of investment securities held-to-maturity at December 31, 2004, 2003 and 2002 was 3.3, 3.5 and 3.2 years, respectively. Included in the weighted average remaining life calculation at December 31, 2004 and 2003, were $139.9 and $0 million, respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

5.	Loans
      The Company’s lending activities are conducted principally in Massachusetts. The Company grants single and multi-family residential loans, commercial and commercial real estate loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate market in the borrowers’ geographic areas and the general economy.
      The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2004		2003		2002		2001		2000

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Construction and land development	$51,918	9.0%	$34,121	6.7%	$33,155	6.4%	$39,256	8.5%	$21,840	5.0%
Commercial and industrial	71,962	12.4	39,742	7.8	46,044	9.0	59,162	12.8	95,957	21.8
Industrial revenue bonds	—	0.0	—	0.0	—	0.0	48	0.0	119	0.0
Commercial real estate	258,524	44.6	293,781	57.3	291,598	56.7	241,419	52.2	209,233	47.7
Residential real estate	118,223	20.4	86,780	16.9	92,291	17.9	88,450	19.1	81,526	18.5
Consumer	8,607	1.5	8,025	1.6	8,169	1.6	7,701	1.7	9,226	2.1
Home equity	69,957	12.0	49,382	9.6	41,527	8.1	26,016	5.6	21,107	4.8
Overdrafts	812	0.1	483	0.1	1,465	0.3	720	0.1	555	0.1

	$580,003	100.0%	$512,314	100.0%	$514,249	100.0%	$462,772	100.0%	$439,563	100.0%

      At December 31, 2004, 2003, 2002, 2001 and 2000 loans were carried net of discounts of $20,000, $138,000, $492,000, $969,000 and $1,446,000, respectively. Included in these amounts at December 31, 2004,

Notes to Consolidated Financial Statements — (Continued)
2003, 2002, 2001 and 2000, residential real estate loans were carried net of discounts of $16,000, $133,000, $487,000, $959,000 and $1,431,000, respectively, associated with the acquisition of loans from another financial institution.
      The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2004. The table excludes loans secured by one-to-four family residential real estate and loans for household family and other personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

	Remaining Maturities of Selected Loans at
	December 31, 2004

	One Year	One to Five	Over Five
	or Less	Years	Years	Total

	(Dollars in thousands)
Construction and land development	$20,606	$20,609	$10,703	$51,918
Commercial and industrial	39,901	23,593	8,468	71,962
Commercial real estate	22,066	106,654	129,804	258,524

Total	$82,573	$150,856	$148,975	$382,404

      The following table indicates the rate variability of the above loans due after one year.

	One to Five	Over Five
December 31, 2004	Years	Years	Total

	(Dollars in thousands)
Predetermined interest rates	$92,610	$22,569	$115,179
Floating or adjustable interest rates	58,246	126,406	184,652

Total	$150,856	$148,975	$299,831

      The Company’s commercial and industrial (C&I) loan customers represent various small and middle-market established businesses and institutions involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Bank has placed greater emphasis on building its C&I base in the future. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration to any one business sector and loan risks are generally diversified among many borrowers.
      Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail, residential properties and properties of non-profit organizations in the Bank’s market area, which generally includes Eastern Massachusetts, Rhode Island and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long-term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This compliments our C&I emphasis placed on the operating business entities and will be continued. The regional economic environment affects the risk of both non-residential and residential mortgages.
      Residential real estate (1-4 family) includes two categories of loans. Approximately $6,542,000 of loans are classified as “Commercial and Industrial” type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.
      The other category of residential real estate loans are mostly 1-4 family residential properties located in the Bank’s market area. General underwriting criteria are largely the same as those used by Fannie Mae but

Notes to Consolidated Financial Statements — (Continued)
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
      Home equity loans are extended as both first and second mortgages on owner occupied residential properties in the Bank’s market area. Loans are underwritten to a maximum loan to property value of 80%.
      The Bank intends to maintain a market for construction loans, principally for smaller local residential projects or an owner-occupied commercial project. Individual consumer residential home construction loans are also extended on a similar basis.
      Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction and other relevant data. As of December 31, 2004, the Company was obligated to advance a total of $33,754,000 to complete projects under construction.
      The composition of non-accrual loans, impaired loans & troubled debt restructuring agreements is as follows:

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans on non-accrual	$628	$1,175	$511	$423	$110
Impaired loans on non-accrual included above	$452	$1,137	$487	$292	$41
Total recorded investment in impaired loans	$964	$1,678	$1,116	$1,118	$1,535
Average recorded value of impaired loans	$1,156	$2,043	$1,273	$2,149	$2,919
Loans 90 days past due and still accruing	$160	$—	$—	$9	$19
Interest income on non-accrual loans according to their original terms	$66	$100	$50	$43	$19
Interest income on non-accrual loans actually recorded	$—	$70	$—	$32	$9
Interest income recognized on impaired loans	$105	$116	$60	$116	$160
      The composition of impaired loans at December 31, is as follows:

	2004	2003	2002	2001	2000

Residential real estate:
1-4 family	$—	$60	$—	$29	$41
Multi-family	512	541	629	656	681
Commercial real estate	—	—	487	433	782
Commercial and industrial	452	1,077	—	—	31

Total	$964	$1,678	$1,116	$1,118	$1,535
Specific valuation allowance	—	—	—	—	—

Total impaired loans	$964	$1,678	$1,116	$1,118	$1,535

      There were no impaired loans with specific reserves from December 31, 2000 through December 31, 2004, and in the opinion of management, none of the above listed impaired loans required a specific reserve. All of the impaired loans listed above have been measured using the fair value of the collateral method.
      The Company was servicing mortgage loans sold to others without recourse of approximately $1,538,000, $2,397,000, $4,444,000, $6,888,000 and $10,199,000 at December 31, 2004, 2003, 2002, 2001 and 2000,

Notes to Consolidated Financial Statements — (Continued)
respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $86,000, $183,000, $194,000, $338,000 and $479,000 at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
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
      The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2004.

		Repayments	Balance at
Balance at December 31, 2003	Additions	and Deletions	December 31, 2004

	(Dollars in thousands)
$1,527	$433	$478	$1,482
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
      The relatively low level of nonperforming assets of $628,000 in 2004 and $1,175,000 in 2003 resulted from fewer additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans.
      In addition to the above, as of December 31, 2004, the Company continues to monitor closely $7,883,000 of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2004, although such values can fluctuate with changes in the economy and the real estate market.
      Included in residential real estate loans are loans pledged for borrowing at the Federal Home Loan Bank amounting to $107,957,000.

Notes to Consolidated Financial Statements — (Continued)

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

Year Ended December 31,	2004	2003	2002	2001	2000

	(Dollars in thousands)
Year-end loans outstanding (net of unearned discount)	$580,003	$512,314	$514,249	$462,772	$439,563

Average loans outstanding (net of unearned discount)	$546,147	$500,723	$488,465	$443,395	$434,780

Balance of allowance for loan losses at beginning of year	$8,769	$8,506	$7,112	$5,662	$7,646

Loans charged-off:
Commercial	1	240	—	27	3,522
Commercial real estate	—	—	58	343	—
Residential real estate	194	—	—	12	—
Consumer	113	125	87	55	139

Total loans charged-off:	308	365	145	437	3,661

Recovery of loans previously charged-off:
Commercial	117	127	276	154	26
Real estate	103	29	—	184	195
Consumer	20	22	63	49	31

Total recoveries of loans previously charged-off:	240	178	339	387	252

Net loan charge-offs (recoveries)	68	187	(194)	50	3,409
Additions to allowance charged to operating expense	300	450	1,200	1,500	1,425

Balance at end of year	$9,001	$8,769	$8,506	$7,112	$5,662

Ratio of net charge-offs during the year to average loans outstanding	0.01%	0.04%	(0.04)%	0.01%	0.78%

Ratio of allowance for loan losses to loans outstanding	1.55%	1.71%	1.65%	1.54%	1.29%

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
      The allowance for loan losses is an estimate of the amount needed for an adequate reserve to absorb losses in the existing loan portfolio. This amount is determined by an evaluation of the loan portfolio including input from an independent organization engaged to review selected larger loans, a review of loan loss experience and

Notes to Consolidated Financial Statements — (Continued)
current economic conditions. The unallocated reserve was allocated proportionately among the listed loan categories. At December 31 of each year listed below, the allowance was allocated as follows:

	2004		2003		2002		2001		2000

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Construction and land development	$988	9.0%	$701	6.7%	$497	6.4%	$605	8.5%	$285	5.0%
Commercial and industrial	1,480	12.4%	1,048	7.8%	1,106	9.0%	1,257	12.8%	1,200	21.8%
Commercial real estate	4,518	44.6%	5,364	57.3%	4,941	56.7%	3,786	52.2%	1,923	47.6%
Residential real estate	1,045	20.4%	904	16.9%	1,160	17.9%	955	19.1%	726	18.5%
Consumer and other	177	1.6%	165	1.7%	210	1.9%	173	1.8%	1,298	2.3%
Home equity	793	12.0%	587	9.6%	592	8.1%	336	5.6%	230	4.8%

	$9,001	100.0%	$8,769	100.0%	$8,506	100.0%	$7,112	100.0%	$5,662	100.0%

7.	Bank Premises and Equipment

December 31,	2004	2003	2002	Estimated Useful Life

	(Dollars in thousands)
Land	$3,650	$3,650	$3,607	—
Bank premises	6,198	6,198	6,198	30-39 years
Construction in progress (note 14)	11,766	7,506	—
Furniture and equipment	19,740	17,969	16,377	3-10 years
Leasehold improvements	5,083	4,446	3,483	30-39 years or lease term

	46,437	39,769	29,665
Accumulated depreciation and amortization	(20,172)	(18,180)	(16,737)

	$26,265	$21,589	$12,928

      The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $1,084,000, $886,000 and $711,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements — (Continued)
      Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2004 were as follows:

Year	Amount

(Dollars
in thousands)
2005	$1,088
2006	982
2007	970
2008	900
2009	701
Thereafter	1,551

$6,192

8.	Deposits
      The Company offers savings accounts, NOW accounts, demand deposits, time deposits and money market accounts. The Company offers cash management accounts which provide either automatic transfer of funds above a specified level from the customer’s checking account to a money market account or short-term borrowings. Also, an account reconciliation service is offered, whereby the Company provides a computerized report balancing the customer’s checking account.
      Interest rates on deposits are set bi-monthly by the Bank’s rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.
      Time Deposits as of December 31, are as follows:

	2004	2003	2002

	(Dollars in thousands)
Three months or less	$206,518	$207,180	$82,741
Three months through twelve months	72,382	85,651	66,096
Over twelve months	80,916	66,786	73,488

	$359,816	$359,617	$222,325

      Time Deposits of $100,000 or more as of December 31, are as follows:

	2004	2003	2002

	(Dollars in thousands)
Three months or less	$169,423	$165,198	$43,261
Three months through twelve months	23,442	10,855	7,933
Over twelve months	20,428	3,759	1,079

	$213,293	$179,812	$52,273

Notes to Consolidated Financial Statements — (Continued)

9.	Securities Sold Under Agreements to Repurchase

	2004	2003	2002

	(Dollars in thousands)
Amount outstanding at December 31,	$38,650	$40,050	$51,800
Weighted average rate at December 31,	0.97%	0.77%	1.00%
Maximum amount outstanding at any month end	$49,700	$58,830	$69,190
Daily average balance outstanding during the year	$40,937	$51,402	$61,718
Weighted average rate during the year	0.81%	0.89%	1.13%
      Amounts outstanding at December 31, 2004, 2003 and 2002 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $39,460,000, $40,560,000 and $51,176,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2004, 2003 and 2002, respectively. The approximate market value of the collateral at those dates was $38,989,000, $40,638,000 and $51,994,000, respectively.

10.	Other Borrowed Funds and Subordinated Debentures

	2004	2003	2002

	(Dollars in thousands)
Amount outstanding at December 31,	$280,628	$165,968	$198,170
Weighted average rate at December 31,	4.62%	4.86%	4.97%
Maximum amount outstanding at any month end	$280,628	$233,600	$199,163
Daily average balance outstanding during the year	$194,932	$170,344	$186,531
Weighted average rate during the year	4.72%	5.01%	4.97%
FEDERAL HOME LOAN BANK BORROWINGS
      Federal Home Loan Bank (“FHLB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank and residential mortgages held in the Bank’s portfolio. The Bank’s borrowing capacity at the Federal Home Loan Bank was approximately $230,100,000 at December 31, 2004. In addition, the Bank has a $14,500,000 line of credit with the FHLB. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates is as follows:

December 31,	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Within 1 year	$105,000	2.22%	$35,000	1.55%	$70,000	2.65%
Over 1 year to 2 years	1,120	7.20	—	0.00	—	0.00
Over 2 years to 3 years	—	0.00	1,178	7.20	—	0.00
Over 3 years to 5 years	51,500	5.25	19,500	5.38	1,233	7.20
Over 5 years	55,500	5.32	78,500	5.40	95,000	5.45

Total	$213,120	3.79%	$134,178	4.41%	$166,233	4.28%

SUBORDINATED DEBENTURES
      In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.

Notes to Consolidated Financial Statements — (Continued)
      Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities pay dividends at an annualized rate of 6.65% for the first ten years and then convert to the three-month LIBOR rate plus 1.87% for the remaining twenty years. The total amount of this issuance was $36,083,000. The Company is using the proceeds primarily for general business purposes. Also, the Company, through its subsidiary, Century Bancorp Capital Trust, announced the redemption of their 8.30% Trust Preferred Securities, with a redemption date of January 10, 2005. The total amount of this redemption is $29,639,000.

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
EARNINGS PER SHARE (EPS)
      Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2004, 2003 and 2002 was an increase of 26,995, 28,815 and 17,469 shares, respectively.
OTHER BORROWED FUNDS
      The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. This amount totaled $1,638,000 at December 31, 2004.
      The Bank also has an outstanding loan in the amount of $148,000 borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.
STOCK OPTION PLAN
      During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provides for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 67,486 options exercisable at December 31, 2004.

Notes to Consolidated Financial Statements — (Continued)
      Stock option activity under the plan is as follows:

	December 31, 2004		December 31, 2003		December 31, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	95,062	$22.84	67,000	$19.52	36,500	$15.56
Granted	47,050	32.64	35,750	27.58	34,075	23.29
Cancelled	(675)	26.68	(675)	15.49	(1,500)	15.063
Exercised	(9,650)	18.31	(7,013)	15.93	(2,075)	15.063

Outstanding at end of year	131,787	$26.65	95,062	$22.84	67,000	$19.52

Exercisable at end of year	67,486	$22.22	42,399	$18.65	15,900	$15.63

Available to be granted at end of year	149,475		45,850		79,425

Weighted average fair value of options granted during the year	$10.69		$6.84		$5.99

      At December 31, 2004, the 131,787 options outstanding have exercise prices between $15.063 and $35.010, with a weighted average exercise price at $26.65 and a weighted average remaining contractual life of 7 years.
      The Bank is subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company’s financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also qualitative judgments by the regulators about components, risk weightings and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.
      As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table. There is no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

Notes to Consolidated Financial Statements — (Continued)
      The Bank’s actual capital amounts and ratios are presented in the following table.

					To be Well
			For Capital		Capitalized under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total capital (to risk-weighted assets)	$116,698	13.47%	$69,312	8.00%	$86,640	10.00%
Tier 1 capital (to risk-weighted assets)	107,697	12.43	34,656	4.00	51,984	6.00
Tier 1 capital (to 4th Qtr. average assets)	107,697	6.54	65,835	4.00	82,294	5.00
As of December 31, 2003
Total capital (to risk-weighted assets)	$113,236	15.26%	$59,362	8.00%	$74,203	10.00%
Tier 1 capital (to risk-weighted assets)	104,467	14.08	29,681	4.00	44,522	6.00
Tier 1 capital (to 4th Qtr. average assets)	104,467	6.70	62,353	4.00	77,942	5.00

12.	Income Taxes
      The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2004	2003	2002

	(Dollars in thousands)
Current expense:
Federal	$4,277	$5,783	$12,936
State	227	4,596	633

Total current expense	4,504	10,379	13,569

Deferred expense (benefit):
Federal	427	102	(5,617)
State	43	(1,518)	(73)

Total deferred expense (benefit)	470	(1,416)	(5,690)

Provision for income taxes	$4,974	$8,963	$7,879

      Income tax accounts included in other assets and other liabilities at December 31 are as follows:

	2004	2003

	(Dollars in thousands)
Currently receivable (payable)	$474	$377
Deferred income tax asset, net	8,518	5,019

	$8,992	$5,396

Notes to Consolidated Financial Statements — (Continued)
      Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 35% for 2004, 2003 and 2002 to income before Federal income taxes. The following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

	2004	2003	2002

	(Dollars in thousands)
Federal income tax expense at statutory rates	$4,849	$7,225	$7,484
State income taxes, net of federal income tax benefit	176	2,001	364
Effect of tax-exempt interest	—	(1)	(10)
Other	(51)	(262)	41

	$4,974	$8,963	$7,879

Effective tax rate	35.9%	43.4%	36.8%
      The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2004	2003

	(Dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$3,765	$3,668
Deferred compensation	3,855	3,431
Unrealized loss on securities available-for-sale	1,914	—
Unrecognized SERP liability	1,264	—
Acquisition premium	721	648
Investments writedown	33	61
Deferred gain	176	197
Other	8	48

Gross deferred income tax asset	11,736	8,053

Deferred income tax liabilities:
Unrealized gain on securities available-for-sale	—	(791)
Accrued dividends	(41)	—
Depreciation	(1,277)	(562)
Limited partnerships	(1,836)	(1,611)
Other	(64)	(70)

Gross deferred income tax liability	(3,218)	(3,034)

Deferred income tax asset net	8,518	5,019

      During 2003, the Company incurred a net tax charge of $1,183,000 associated with the Real Estate Investment Trust (“REIT”) settlement. This charge was the result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.
      The Company believes that the net deferred tax asset will be realized in the years in which the temporary differences are expected to be recovered or settled.

Notes to Consolidated Financial Statements — (Continued)

13.	Employee Benefits
      The Company has a qualified Defined Benefit Pension Plan (the “Plan”), which is offered to all employees reaching minimum age and service requirements. An increase in the size of the work force and increased compensation expense in 2004 resulted in an increase in pension cost.
      The measurement date for the Plan is September 30 for each year. The benefits expected to be paid in each year from 2005-2009 are $316,000, $329,000, $379,000, $493,000 and $530,000. The aggregate benefits expected to be paid in the five years from 2010-2014 are $3,200,000. The Company plans to contribute $1,232,000 to the Plan in 2005.
      The weighted-average asset allocation of pension benefit assets at September 30, were:

Asset Category	2004	2003

Debt securities	66%	80%
Equity securities	15%	16%
Other	19%	4%
      The Company has a Supplemental Insurance/ Retirement Plan (the Supplemental Plan), which is limited to certain officers and employees of the Company. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant. Increased compensation expense resulted in increased cost for the Supplemental Plan.
      The measurement date for the Supplemental Plan is September 30 for each year. The benefits expected to be paid in each year from 2005-2009 are $285,000, $337,000, $336,000, $340,000 and $423,000. The aggregate benefits expected to be paid in the five years from 2010-2014 are $2,600,000.

Notes to Consolidated Financial Statements — (Continued)

	Defined Benefit		Supplemental Insurance/
	Pension Plan		Retirement Plan

	2004	2003	2004	2003

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$13,353	$12,634	$13,368	$12,467
Service cost	714	692	12	100
Interest cost	868	821	869	811
Plan Amendment	—	(1,719)	—	968
Actuarial (gain)/loss	(628)	1,131	(2,331)	(962)
Benefits paid	(231)	(206)	(61)	(16)

Benefit obligation at end of year	$14,076	$13,353	$11,857	$13,368

Change in plan assets:
Fair value of plan assets at beginning of year	$9,285	$7,783
Actual return on plan assets	224	438
Employer contributions	1,525	1,270
Benefits paid	(231)	(206)

Fair value of plan assets at end of year	$10,803	$9,285

Funded status	$(3,273)	$(4,068)	$(11,857)	$(13,368)
Unrecognized prior service cost	1,441	1,446	(1,155)	(1,219)
Unrecognized net actuarial loss	(4,216)	(4,696)	(1,437)	(3,941)

Accrued benefit cost	$(498)	$(818)	$(9,265)	$(8,208)

Accumulated benefit obligation	$13,037	$11,876	$11,151	$10,101
Weighted average assumptions as of December 31:
Discount rate	6.50%	6.50%	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost:
Service cost	$714	$692	$12	$100
Interest cost	868	821	869	811
Expected return on plan assets	(597)	(614)	—	—
Recognized prior service cost	(4)	110	64	(1)
Recognized net losses	224	153	174	261

Net periodic cost	$1,205	$1,162	$1,119	$1,171

      The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $210,900 for 2004, $218,100 for 2003 and $202,500 for 2002. Administrative costs associated with the plan are absorbed by the Company.
      The Company does not offer any post retirement programs other than pensions.

Notes to Consolidated Financial Statements — (Continued)

14.	Commitments and Contingencies
      A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2004. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse affect on the Company’s consolidated financial position or results of operation.
      During February 2003, the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and will provide additional corporate office space and an expanded branch banking floor. The building is scheduled to be completed during the first quarter of 2005 and the current cost estimate, including land costs, is $14.5 million. As of December 31, 2004, $13.6 million has been expended, this includes land costs of $1.8 million. The capital expenditure will provide a five-story addition containing approximately 50 thousand square feet of office and branch banking space.

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

Contract or Notational Amount	2004	2003

	(Dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$2,511	$600
Standby letters of credit	11,195	4,914
Unused lines of credit	128,915	126,825
Unadvanced portions of construction loans	33,754	15,414
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

Notes to Consolidated Financial Statements — (Continued)

16.	Other Operating Expenses

Year Ended December 31,	2004	2003	2002

	(Dollars in thousands)
Marketing	$1,403	$1,265	$1,440
Processing services	1,379	1,292	1,215
Supplies	728	775	664
Telephone	583	511	434
Postage and delivery	826	735	690
Legal and audit	812	478	683
Consulting	316	316	399
Software maintenance/amortization	653	743	723
Insurance	316	248	205
Director’s fees	258	270	192
FDIC assessment	198	208	163
Core deposit tangible amortization	388	320	167
Capital expense amortization	—	137	311
Other	1,160	860	659

	$9,020	$8,158	$7,945

17.	Fair Values of Financial Instruments
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

Notes to Consolidated Financial Statements — (Continued)
      REPURCHASE AGREEMENTS AND OTHER BORROWED FUNDS: The fair value of repurchase agreements and other borrowed funds is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other borrowed funds of similar remaining maturities.
      SUBORDINATED DEBENTURES: The fair value of subordinated debentures is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently for other subordinated debentures of similar remaining maturities.
      OFF-BALANCE SHEET INSTRUMENTS: The fair values of the Company’s unused lines of credit and unadvanced portions of construction loans, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
      The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$238,235	$238,235	$225,321	$225,321
Securities available-for-sale	609,806	609,806	703,335	703,335
Securities held-to-maturity	345,369	343,399	197,872	198,790
Net loans	571,002	565,539	503,545	506,232
Accrued interest receivable	6,800	6,800	8,450	8,450
Financial liabilities:
Deposits	1,394,010	1,397,901	1,338,853	1,346,713
Repurchase agreement and other borrowed funds	253,556	255,036	176,379	176,557
Subordinated debentures	65,722	65,801	29,639	30,469
Accrued interest payable	2,305	2,305	1,016	1,016
Standby letters of credit	—	136	—	100
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

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Results of Operations (unaudited)

2004 Quarters	Fourth	Third	Second	First

	(Dollars in thousands, except per share data)
Interest income	$16,892	$16,077	$16,102	$15,962
Interest expense	6,578	5,561	5,502	6,005

Net interest income	10,314	10,516	10,600	9,957
Provision for loan losses	150	150	—	—

Net interest income after provision for loan losses	10,164	10,366	10,600	9,957
Other operating income	2,432	2,501	2,745	2,753
Operating expenses	9,452	9,587	9,560	9,064

Income before income taxes	3,144	3,280	3,785	3,646
Provision for income taxes	1,117	1,147	1,382	1,328

Net income	$2,027	$2,133	$2,403	$2,318

Share data:
Average shares outstanding, basic	5,528,008	5,526,438	5,525,665	5,524,659
Average shares outstanding, diluted	5,547,913	5,552,202	5,553,500	5,557,984
Earnings per share, basic	$0.37	$0.39	$0.44	$0.42
Earnings per share, diluted	$0.37	$0.38	$0.43	$0.42

2003 Quarters	Fourth	Third	Second	First

	(Dollars in thousands, except per share data)
Interest income	$16,560	$16,889	$18,110	$17,739
Interest expense	5,613	5,807	6,462	6,060

Net interest income	10,947	11,082	11,648	11,679
Provision for loan losses	—	—	225	225

Net interest income after provision for loan losses	10,947	11,082	11,423	11,454
Other operating income	2,518	2,455	2,616	2,420
Operating expenses	8,313	8,401	9,106	8,452

Income before income taxes	5,152	5,136	4,933	5,422
Provision for income taxes	1,953	1,939	(147)	5,218

Net income	$3,199	$3,197	$5,080	$204

Share data:
Average shares outstanding, basic	5,523,403	5,520,025	5,518,093	5,517,616
Average shares outstanding, diluted	5,560,317	5,553,470	5,517,856	5,537,151
Earnings per share, basic	$0.58	$0.58	$0.92	$0.04
Earnings per share, diluted	$0.58	$0.58	$0.92	$0.04

Notes to Consolidated Financial Statements — (Continued)

19.	Parent Company Financial Statements
      The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2004 and 2003 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2004 are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.
BALANCE SHEETS

December 31,	2004	2003

	(Dollars in thousands)
ASSETS:
Cash	$58,704	$21,062
Investment in subsidiary, at equity	110,189	111,356
Other assets	2,465	1,368

Total assets	$171,358	$133,786

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$863	$419
Subordinated debentures	65,722	29,639
Stockholders’ equity	104,773	103,728

Total liabilities and stockholders’ equity	$171,358	$133,786

STATEMENTS OF INCOME

December 31,	2004	2003	2002

	(Dollars in thousands)
Income:
Dividends from subsidiary	$5,786	$2,825	$4,774
Interest income from deposits in bank	313	377	575
Other income	80	74	74

Total income	6,179	3,276	5,423
Interest expense	2,653	2,460	2,460
Operating expenses	216	250	451

Income before income taxes and equity in undistributed income of subsidiary	3,310	566	2,512
Provision for income taxes	(873)	(790)	(786)

Income before equity in undistributed income of subsidiary	4,183	1,356	3,298
Equity in undistributed income of subsidiary	4,698	10,324	10,206

Net income	$8,881	$11,680	$13,504

Notes to Consolidated Financial Statements — (Continued)
STATEMENTS OF CASH FLOWS

Year Ended December 31,	2004	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,881	$11,680	$13,504
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(4,698)	(10,324)	(10,206)
Depreciation and amortization	—	138	314
Increase in other assets	(1,098)	(61)	(11)
Increase (decrease) in liabilities	444	(356)	107

Net cash provided by operating activities	3,529	1,077	3,708

CASH FLOWS FROM FINANCING ACTIVITIES:
Subordinated debt issuance	36,083	—	—
Capital payment to bank subsidiary	—	(13,000)	—
Stock options exercised	177	111	31
Cash dividends paid	(2,147)	(2,008)	(1,871)
Treasury stock repurchases	—	—	—

Net cash provided by (used in) financing activities	34,113	(14,897)	(1,840)

Net increase (decrease) in cash	37,642	(13,820)	1,868

Cash at beginning of year	21,062	34,882	33,014

Cash at end of year	$58,704	$21,062	$34,882

Report of Independent Registered Public Accounting Firm
KPMG LLP
Certified Public Accountants
99 High Street
Boston, Massachusetts 02110
The Board of Directors and Stockholders
Century Bancorp, Inc.:
      We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Boston, Massachusetts
March 8, 2005

Report of Independent Registered Public Accounting Firm
KPMG LLP
Certified Public Accountants
99 High Street
Boston, Massachusetts 02110
The Board of Directors and Stockholders
Century Bancorp, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Century Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Century Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
March 8, 2005

Management’s Report on Internal Control Over Financial Reporting
Century Bancorp, Inc.
400 Mystic Avenue
Medford, Massachusetts 02155
      We, together with the other members of Century Bancorp, Inc. and subsidiary (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. Their report appears on page 53 through 54.

Marshall M. Sloane	Paul V. Cusick, Jr.

Chairman, President and CEO	Vice President and Treasurer
March 8, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The directors of the Company and their ages as of December 31, 2004 are as follows:

Name	Age	Position

George R. Baldwin	61	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Roger S. Berkowitz	52	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Karl E. Case, Ph.D.	58	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Henry L. Foster, D.V.M.	79	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	74	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jonathan B. Kay	45	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Fraser Lemley	64	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	56	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	49	Director and Executive Vice President, Century Bancorp, Inc.; Director, Executive Vice President and Co-Chief Operating Officer, Century Bank and Trust Company
Jonathan G. Sloane	46	Director and Executive Vice President, Century Bancorp, Inc.; Director, President and Co-Chief Operating Officer, Century Bank and Trust Company
Marshall M. Sloane	78	Chairman, President and Chief Executive Officer, Century Bancorp, Inc.; Chairman and Chief Executive Officer, Century Bank and Trust Company
Stephanie Sonnabend	51	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	62	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	62	Director, Century Bancorp, Inc., and Century Bank and Trust Company
      Mr. Baldwin became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of Baldwin & Co., which is a financial services firm. He was formerly President and Chief Executive Officer of Kaler Carney Liffler & Co.
      Mr. Berkowitz became a director of the Company in 1996. He was elected a director of Century Bank/ Suffolk in 1989 and has been a director of Century Bank and Trust Company since the banks merged in 1992. Mr. Berkowitz is President and CEO of Legal SeaFoods, Inc.

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
      Mr. Kay became a director of the Company in 1997. He was also elected a director of Century Bank and Trust Company in 1997. Mr. Kay is President of The Kay Companies. On January 18, 2005, Mr. Kay resigned from his position as Director.
      Mr. Lemley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1988. Mr. Lemley is Chairman of the Board and CEO of Sentry Ford, Inc., Sentry Lincoln-Mercury, Inc., and Sentry South Lincoln-Mercury, Inc.
      Mr. Mercurio became a director of the Company in 1990. He has been a director of Century Bank and Trust Company since 1995. He is an Executive Vice President of Boston University. On January 18, 2005, Mr. Mercurio resigned from his position as Director.
      Mr. Senna became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney and managing partner of C&S Capital Properties, LLC, a real estate management and development firm. Formerly, he was CEO and Treasurer of Sunnyhurst Farms Convenience Stores.
      Mr. Barry R. Sloane became a director of the Company in 1997. He has been a director of Century Bank and Trust Company since 1997. Mr. Sloane is Executive Vice President of Century Bancorp and Executive Vice President and Co-Chief Operating Officer of Century Bank and Trust Company. Formerly, he was Managing Director of Steinberg, Priest & Sloane Capital Management, LLC, which is an investment advisory firm.
      Mr. Jonathan G. Sloane became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1992. Mr. Sloane is currently Executive Vice President of Century Bancorp Inc. and President and Co-Chief Operating Officer of Century Bank and Trust Company.
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
      On January 18, 2005, Linda Sloane Kay was elected a director of the Company. Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President of Marketing and currently serves as Vice President for Business Development in Chestnut Hill.

      All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. A majority of the members of the Company’s Board of Directors have been determined by the Company’s Board of Directors to be independent within the meaning of Rule 4200(a)(15) of the National Association of Security Dealers’ listing standards. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Jonathan G. Sloane are the sons of Marshall M. Sloane, Linda Sloane Kay is the daughter of Marshall M. Sloane and Jonathan B. Kay is the son-in-law of Marshall M. Sloane.
      Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name of each executive officer of the Company and the principal positions and offices he holds with the Company.

Marshall M. Sloane	Chairman, President and Chief Executive Officer; Chairman and Chief Executive Officer, Century Bank and Trust Company. Mr. Sloane is 78 years old.

Jonathan G. Sloane	Director and Executive Vice President; Director, President and Co-Chief Operating Officer, Century Bank and Trust Company. Mr. Sloane is 46 years old.

Barry R. Sloane	Director and Executive Vice President; Director, Executive Vice President and Co-Chief Operating Officer, Century Bank and Trust Company. Mr. Sloane is 49 years old.

Paul V. Cusick, Jr.	Vice President and Treasurer; Executive Vice President, Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Cusick is 60 years old.

Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, cash management, operations and marketing. Mr. Evangelista is 41 years old. He joined the Company in 1999. Formerly, he was Senior Vice President at U.S. Trust.

David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 49 years old. He joined the Company in 1999. Formerly, he was Regional President of Citizens Bank.
The Audit Committee
      The Audit Committee meets with KPMG LLP, the independent certified public accountants, in connection with the annual audit of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, and Jon Westling, each of whom is independent as defined by the National Association of Securities Dealers’ current listing standards. The Company did not rely on certain exemptions in Exchange Act Rule 10A-3 from the audit committee independence requirements. The Audit Committee includes an “audit committee financial expert”, Joseph J. Senna, as that term is defined in Item 401(h) of Regulation S-K. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2004.
Audit Committee Report
      The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Companys’ accounting functions and internal controls. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter was last published in the 10-K for the period ending December 31, 2003.

      Management is responsible for the Company’s internal controls and financial reporting process. The independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue their reports thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.
      The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Additionally, the Audit Committee has discussed with KPMG LLP the firm’s independence.
      Based on the review and discussions referred to in the paragraph above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.
Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, Jon Westling
Nominating Committee
      The Company’s Nominating Committee has three director members, each of whom has been determined to be independent by the Company’s Board of Directors. The Nominating Committee operates pursuant to a written policy. The Committee developed criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, in the context of the needs of the Board and the Company and such other criteria as the Committee shall determine to be relevant. The Committee did meet during 2004, and nominated one director. The vacancy was filled by Linda Sloane Kay.
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
Compensation Committee Report on Executive Compensation
      The Compensation Committee is a committee of the Board of Directors composed of Jon Westling as Chairman, Fraser Lemley and Roger S. Berkowitz, each of whom is independent as defined by the National Association of Securities Dealers’ current listing standards. It reviews the salaries of the Company’s officers and administers the Company’s Supplemental Executive Insurance/ Retirement Income Plan and Incentive Compensation Plan.
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
Base Salary
      Base salary levels are set so that the Company has the management talent to meet the challenges in the financial services industry. Several factors are included in setting base salaries including the responsibilities of the executive officer, the scope of the executive’s position, individual performance and salary levels at peer banks. Historically, the Company’s executive compensation practices have been designed to provide total compensation in the middle range of compensation levels at similar banking institutions. Salary increases for the senior management group have averaged 3% to 8% during the last several years.
Cash Incentive Plans
      The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 2004, 2003 and 2002 are shown in the Summary Compensation Table.
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
Chief Executive Officer Compensation
      Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 2004 cash compensation for Mr. Sloane was $788,578 which was base salary.
Conclusion
      The Compensation Committee believes that the executive compensation package will motivate the management team to produce the results the Company has historically achieved.

Summary of Cash and Certain Other Compensation
      The following table shows, for fiscal years ending December 31, 2002, 2003 and 2004, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.
Summary Compensation Table

					Long-Term Compensation

					Awards		Payouts

		Annual Compensation			Restricted	Securities
					Stock	Underlying	LTIP	All Other
		Salary	Bonus	Other	Awards	Options	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)(1)

Marshall M. Sloane	2004	788,578	0	0	0	12,000	0	106,478
Chairman, President and CEO,	2003	760,000	0	0	0	12,000	0	87,860
Century Bancorp, Inc.	2002	710,000	377,000	0	0	12,000	0	78,079
Chairman and CEO, Century Bank
and Trust Company
Jonathan G. Sloane	2004	397,000	4,000	0	0	7,000	0	11,830
Executive Vice President	2003	385,000	0	0	0	6,000	0	9,476
Century Bancorp, Inc.	2002	360,000	151,600	0	0	6,000	0	6,848
President and Co-COO, Century
Bank and Trust Company
Barry R. Sloane(2)	2004	295,929	4,000	0	0	7,000	0	713
Executive Vice President Century
Bancorp, Inc.
Executive Vice President and
Co-COO, Century Bank and Trust
Company
Paul V. Cusick, Jr.	2004	272,950	4,000	0	0	4,000	0	17,380
Executive Vice President	2003	265,000	0	0	0	3,000	0	16,713
Century Bank and Trust Company	2002	250,000	95,800	0	0	3,000	0	11,539
David B. Woonton	2004	239,990	4,000	0	0	2,500	0	5,550
Executive Vice President	2003	233,000	0	0	0	2,000	0	3,996
Century Bank and Trust Company	2002	220,000	95,800	0	0	2,000	0	3,850

(1)	Term insurance premiums paid for Supplemental Executive Insurance/ Retirement Income Plan and matching contribution for the 401(k) plan.

(2)	Mr. Barry R. Sloane joined the Company during April of 2004; his salary reflects payment for the partial year.

Options Grants in 2004
      The following table provides information relating to option grants pursuant to our stock option plans during 2004 to our named executive officers.
Individual Grants

	(1)				Potential Realizable Value
	Number of	(2)			at Assumed Rates of
	Securities	Percentage of			Stock Price Appreciation
	Underlying	Total	(3)		for Option Term(4)(5)(6)
	Options	Options	Exercise
Executive Officer	Granted	Granted	Price	Expiration Date	5%	10%

Marshall M. Sloane	12,000	25.50%	35.01	September 16, 2009	$116,071	$256,487
Jonathan G. Sloane	7,000	14.88%	31.83	September 16, 2014	140,124	355,102
Barry R. Sloane	7,000	14.88%	31.83	September 16, 2014	140,124	355,102
Paul V. Cusick, Jr.	4,000	8.50%	31.83	September 16, 2014	80,071	202,915
David B. Woonton	2,500	5.31%	31.83	September 16, 2014	50,044	126,822

(1)	Options vest and become exercisable 50% per year commencing on the first anniversary of the date of grant. None of the indicated awards were accompanied by stock appreciation rights.

(2)	Percentage of options to purchase an aggregate of 47,050 shares of Common Stock to all Officers during 2004.

(3)	The exercise price was based on the market price of the Common Stock on the date of grant.

(4)	Assumes future stock prices of $44.68 and $56.38 for options granted on September 17, 2004 to Marshall M. Sloane at compounded rates of return of 5% and 10% respectively.

(5)	Assumes future stock prices of $51.85 and $82.56 for options granted on September 17, 2004 to all other Officers at compounded rates of return of 5% and 10% respectively.

(6)	There were no exercises of stock options in 2004.
Aggregated Option Exercises in 2004 and Year-end Option Values
      The following table provides information relating to option/ SAR exercises in 2004 by our named executive officers and the value of such officers’ unexercised options/ SARs at December 31,2004.

					Value of Unexercised
			Number of Securities		In-The-Money
			Underlying Options		Options at
			at Year End (#)		Year End (#)(1)
	Shares Acquired	Value
	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Marshall M. Sloane	6,000	$0	24,000	18,000	$135,480	0
Jonathan G. Sloane	—	0	15,000	10,000	137,082	0
Barry R. Sloane	—	0	0	7,000	0	0
Paul V. Cusick, Jr.	—	0	6,000	5,500	46,886	0
David B. Woonton	—	0	5,000	3,500	45,694	0

(1)	Based on a per share market price of $29.50

Comparison of Five-Year
Cumulative Total Return*
Value of $100 Invested on December 31, 1999 at:

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04

Century	92.60	128.45	173.12	234.82	198.32
Nasdaq Banks	114.24	123.68	126.65	162.92	186.45
Nasdaq U.S.	60.31	47.84	33.07	49.45	53.81

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 1999 and that all dividends were reinvested.
Supplemental Executive Insurance/ Retirement Income Plan
      Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Executive Insurance/ Retirement Income Plan (the “Supplemental Plan”).
      The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual’s salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $2,925,000, $1,985,000, $1,365,000, and $1,200,000, for Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton, respectively.
      Premiums paid by the Company in 2004 amounted to $87,800, $63,500, $27,200, and $65,000, for policies on the lives of Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton. The policies are on an “insurance bonus” basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy’s proceeds equal to the death benefits described above. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

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

Three Year Average	Executive Officer	Senior Officer
Compensation	Annual Benefit	Annual Benefit

$100,000	$75,000	$66,666
150,000	112,500	100,000
200,000	150,000	133,300
250,000	187,500	166,700
300,000	225,000	200,000
400,000	300,000	266,700
600,000	450,000	400,000
800,000	600,000	533,300
      As of January 1, 2005, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton were 100%, 100%, 100%, and 0%, vested, respectively, under the Supplemental Plan.
      The Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/ Insurance Retirement Income Plan benefit. The frozen benefit is $2,925,000 of pre-retirement death benefit and $455,034 of annual retirement income. In consideration of this frozen benefit, the Company has acquired a life insurance policy providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2004 (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock (ii) by each of the Company’s directors and certain officers; and (iii) by all directors and officers of the Company as a group. As of December 31, 2004, there were 3,434,448 shares of Class A Common Stock and 2,099,640 shares of Class B Common Stock outstanding.

Number of Beneficial Owner & Address	Class A		% A	Class B		% B
or Number of Persons in Group	Owned		Owned	Owned		Owned

Endicott Management Company(10)	328,800		9.57%
237 Park Avenue, Suite 801
New York, NY 10017
Wellington Management Co., LLP(11)	318,990		9.29%
237 Park Avenue, Suite 801
New York, NY 10017
Banc Funds Co., LLC(13)	232,950		6.78%
208 S. LaSalle Street
Chicago, IL 60604
Kennedy Capital Management(12)	185,224		5.39%
10829 Olive Blvd.
St. Louis, MO 63141
Marshall M. Sloane(a)(b)	23,497	(1)	0.68%	1,695,930	(2)	80.77%
400 Mystic Ave.
Medford, MA 02155

Number of Beneficial Owner & Address	Class A		% A	Class B		% B
or Number of Persons in Group	Owned		Owned	Owned		Owned

George R. Baldwin(a)	4,129		0.12%
Roger S. Berkowitz(a)	3,274		0.10%
Karl E. Case(a)	2,423		0.07%
Paul V. Cusick, Jr.(b)	16,530		0.48%
Paul A. Evangelista(b)	2,518		0.07%
Henry L. Foster, D.V.M.(a)	10,799		0.31%	1,000		0.05%
Marshall I. Goldman(a)	2,341	(3)	0.07%	30,000	(4)	1.43%
Russell B. Higley, Esquire(a)	4,698		0.14%
Jonathan B. Kay(a)	8,191	(7)	0.24%	60,000	(6)	2.86%
Fraser Lemley(a)	7,891		0.23%
Joseph P. Mercurio(a)(14)	5,635		0.16%
Joseph J. Senna(a)	46,964	(5)	1.38%
Barry R. Sloane(a)	3,222	(9)	0.09%
Jonathan G. Sloane(a)(b)	18,928	(8)	0.55%	60,000		2.86%
Stephanie Sonnabend(a)	1,913		0.06%
George F. Swansburg(a)	30,040		0.87%
Jon Westling(a)	2,621		0.08%
David B. Woonton(b)	—		0.00%
(a) Denotes director of the Company.
(b) Denotes officer of the Company.
All directors and officers as a group (20 in number) (iii)	196,053		5.71%	1,846,930		87.96%

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 14,303 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,430 shares held by Sloane Family Enterprises LP, and does not include 120,000 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares and 1,694,430 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 34,800 shares owned by Mr. Senna’s spouse.

(6)	Entire 60,000 shares are owned by Mr. Kay’s spouse, Linda Sloane Kay, who is also Marshall Sloane’s daughter. Mr. Kay resigned as a director of the Company on January 18, 2005 and Ms. Kay was elected a director of the Company on the same day.

(7)	Includes 71 shares owned by Mr. Kay’s spouse.

(8)	Includes 75.26 shares owned by Mr. Sloane’s spouse and includes 355 shares owned by Mr. Jonathan Sloane’s children.

(9)	Includes 40 shares owned by son and 71 shares owned by spouse Candace Lapidus Sloane.

(10)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by The Endicott Group on February 3, 2005.

(11)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Wellington Management Company, LLP on February 14, 2005.

(12)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by Kennedy Capital Management on February 15, 2005.

(13)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Banc Funds Co., LLC on February 14, 2005.

(14)	Mr. Mercurio resigned as a director of the Company on January 18, 2005.
Compliance with Section 16(a) of the Exchange Act
      Section 16(a) of the Exchange Act requires the Company’s Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company’s knowledge, there currently are none) are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the Company believes that, during 2004, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with.

Equity Compensation Plan Information
      The following schedule provides information, with respect to the Company equity compensation plans on equity securities (common shares) that are authorized for issuance as of December 31, 2004:

Number of Shares
Remaining Available for
Future Issuance under
	Number of Shares		Equity Compensation
	to be Issued	Weighted-Average	Plans (Excluding
	upon Exercise of	Exercise Price of	Shares Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	131,787	$26.65	149,475
Equity compensation plans not approved by security holders	—	—	—

Total	131,787	$26.65	149,475
      All compensation plans have been previously approved by shareholders. There are 149,475 shares available for future issuance for the Employee plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
      Mr. Russell Higley’s law firm performed professional services for the Bank related to real estate loan originations. Total fees paid by the Bank to Mr. Higley’s firm in 2004 were $58,572.
      In consideration of Mr. Swansburg serving as Administrator of Century Bancorp Capital Trust II, the Company has agreed to compensate him with an annual fee of $14,500.
PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The Audit Committee separately pre-approves each of the following services, in compliance with the requirements of Sarbanes-Oxley and SEC regulations, before they are rendered by the auditor: financial audit, attest, review of tax calculations, preparation of tax returns, as well as, audit of 401(k) and pension plans. The Audit Committee’s pre-approval procedures, in compliance with the requirements of Sarbanes-Oxley and SEC regulations, allow the Company’s auditors to perform certain services without specific permission from the Audit Committee, as long as these services comply with the following requirements: (a) the services consist of special projects relating to strategic tax savings initiatives, corporate tax structure engagements, reserve calculation enhancements, as well as, merger and acquisition consulting; (b) aggregate special project services can not exceed $50,000 during the calendar year; and (c) the Audit Committee must be informed about each service at its next scheduled meeting. All other services provided by the Company’s auditor must be separately pre-approved before they are rendered.

	Fiscal 2004	Fiscal 2003
Description of Fees	Amount	Amount

Audit fees(1)	$283,000	$136,000
Audit-related fees(2)	20,000	18,000
Tax fees(3)	36,950	57,050
Other fees(4)	0	2,400

	$339,950	$213,450

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

(4)	includes fees for reserve calculation enhancements.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      (a) (1) Financial Statements.
      The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows-Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements
      (2) Financial Statement Schedules
      All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.
      (3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).

3.2	Bylaws of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).

4.1	Form of Common Stock Certificate of the Company incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).

4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference on Form S-8 filed on June 25, 1997.

4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference on Form S-2 filed on April 23, 1998.

10.1	2000 Stock Option Plan, incorporated by reference on Form S-8 filed on April 3, 2001.

10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference on Form 10K for the year ended December 31, 2002.

10.3	Supplemental Executive Retirement and Insurance Plan, incorporated by reference on Form 10K for the year ended December 31, 2002.

10.4	2004 Stock Option Plan incorporated by reference on Form S-8 filed on August 13, 2004.

10.5	Investment Management Agreement dated October 28, 2004 with BlackRock Financial Management, Inc. for Century’s available-for-sale portfolio between Century Bank and Trust Company and BlackRock Financial Management, Inc.

10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc.

10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company.

10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors.

10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company.

11	Statement Regarding Computation of Per Share Earnings — incorporated herein by reference to Item 8 of the Notes to Consolidated Financial Statements of the Company’s 2004 Annual Report to Stockholders.

12	Statement regarding Computation of Ratios incorporated herein by reference to Item 6 of the notes to Consolidated Financial Statements of the Company’s 2004 Annual Report to Shareholders.

14	Code of Ethics Policy — This information is presented in Part III, Item 10.

21	Subsidiaries of the Registrant — This information is presented in Part I, Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

23.1	Consent of Independent Registered Accounting Firm

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter, incorporated by reference, filed with Form 10-K for the year ended December 31, 2003.
      (b) Reports on Form 8K.
      On October 13, 2004, the Company filed a Form 8-K in connection with its issuance of a press release on October 12, 2004 announcing the Company’s results for the quarter ended September 30, 2004.
      On November 1, 2004, the Company filed a form 8-K in connection with its issuance of a press release on October 29, 2004 announcing that Century Bank and Trust Company, a wholly-owned subsidiary of the Company has entered into an Investment Management Agreement with Blackrock Financial Management, Inc. for Century’s available-for-sale portfolio.
      On December 6, 2004, the Company filed a form 8-K in connection with its issuance of a press release on December 3, 2004 announcing that the Company completed a trust preferred offering in which it issued $35 million of long-term subordinated debt securities. Also the Trustees of Century Bancorp Capital Trust, a Delaware statutory business trust established by the Company, announces the redemption of their 8.30 percent Trust Preferred securities.
      (c) Exhibits required by Item 601 of Regulation S-K.
      See (a)(3) above for exhibits filed herewith.
      (d) Financial Statement required by Regulation S-X.
      Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2005.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane

Marshall M. Sloane, Chairman, President and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin	/s/ George F. Swansburg

George R. Baldwin, Director	George F. Swansburg, Director

/s/ Roger S. Berkowitz	/s/ Jon Westling

Roger S. Berkowitz, Director	Jon Westling, Director

/s/ Karl E. Case	/s/ Marshall M. Sloane

Karl E. Case, Ph.D., Director	Marshall M. Sloane, Chairman, President and Chief Executive Officer

/s/ Henry L. Foster	/s/ Jonathan G. Sloane

Henry L. Foster, D.V.M., Director	Jonathan G. Sloane, Director and Executive Vice President

/s/ Marshall I. Goldman	/s/ Barry R. Sloane

Marshall I. Goldman, Ph.D., Director	Barry R. Sloane, Director and Executive Vice President

/s/ Russell B. Higley	/s/ Linda Sloane Kay

Russell B. Higley, Esquire, Director	Linda Sloane Kay, Director and Vice President

/s/ Fraser Lemley	/s/ Paul V. Cusick, Jr.

Fraser Lemley, Director	Paul V. Cusick, Jr., Vice President and Treasurer Principal Financial Officer

/s/ Joseph Senna	/s/ Anthony C. LaRosa

Joseph Senna, Director	Anthony C. LaRosa, CPA, Senior Vice President Century Bank and Trust Company, Principal Accounting Officer

/s/ Stephanie Sonnabend Stephanie Sonnabend, Director