Form 10-K/A
period 2004-12-31
CENTURY BANCORP INC
filed 2005-04-05
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

☑ Yes ☐ No

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

☑ Yes ☐ No

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

SIGNATURES
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

CENTURY BANCORP INC.
FORM 10-K/A

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, solely to amend and restate the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed previously as Exhibits 31.1 and 31.2 with the original Annual Report on Form 10-K. The amended and restated certifications are being filed to include certain required representations with respect to internal control over financial reporting that were inadvertently omitted from the previously filed certifications. In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, we are furnishing new certifications of our chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 32.1 and 32.2 in connection with the filing of this Amendment No. 1.

     This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the filing of amended and restated Exhibits 31.1 and 31.2 and new versions of Exhibits 32.1 and 32.2, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of April, 2005.

CENTURY BANCORP, INC.
/s/ Paul V. Cusick, Jr.
Paul V. Cusick, Jr.
Vice President and Treasurer