Form 10-Q
period 2005-03-31
CENTURY BANCORP INC
filed 2005-05-10
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	________________________________________________________________________________.

Commission file number 0-15752.

CENTURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA	02155

(Address of principal executive offices)	(Zip Code)

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

☑ Yes ☐ No

As of April 30, 2005, the Registrant had outstanding:

Class A Common Stock, $1.00 par value               3,435,677 Shares

Class B Common Stock, $1.00 par value               2,099,640 Shares

1 of 19

Century Bancorp, Inc.

		Page
	Index	Number
Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets: March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Income: Three (3) months ended March 31, 2005 and 2004.	4

	Consolidated Statements of Changes in Stockholders’ Equity: Three (3) months ended March 31, 2005 and 2004.	5

	Consolidated Statements of Cash Flows: Three (3) months ended March 31, 2005 and 2004.	6

	Notes to Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17-18

Part II.	Other Information

	Item 1 through Item 6	18

Signatures		19

Exhibits
Ex-31.1 Section 302 Certification of the C.E.O.
Ex-31.2 Section 302 Certification of the C.F.O.
Ex-32.1 Section 906 Certification of the C.E.O.
Ex-32.2 Section 906 Certification of the C.F.O.

2 of 19

PART I -

Item 1

Century Bancorp, Inc. – Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(000’s, except share data)	2005	2004
Assets
Cash and due from banks	$38,457	$36,209
Federal funds sold and interest-bearing deposits in other banks	4,064	202,026

Total cash and cash equivalents	42,521	238,235

Securities available-for-sale, amortized cost $593,777 and $614,729, respectively	581,391	609,806
Securities held-to-maturity, market value $324,887 and $343,399, respectively	332,158	345,369

Loans, net:
Commercial & industrial	78,749	71,962
Construction & land development	50,884	51,918
Commercial real estate	273,202	258,524
Residential real estate	124,370	118,223
Consumer & other	8,419	9,419
Home equity	72,445	69,957

Total loans, net	608,069	580,003
Less: allowance for loan losses	9,154	9,001

Net loans	598,915	571,002

Bank premises and equipment	26,533	26,265
Accrued interest receivable	7,454	6,800
Goodwill	2,714	2,714
Core deposit intangible	2,738	2,834
Other assets	36,096	30,676

Total assets	$1,630,520	$1,833,701

Liabilities
Deposits:
Demand deposits	$277,830	$280,871
Savings and NOW deposits	304,843	268,317
Money market accounts	378,406	485,006
Time deposits	231,883	359,816

Total deposits	1,192,962	1,394,010

Securities sold under agreements to repurchase	38,090	38,650
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	244,926	214,906
Other liabilities	16,720	15,640
Subordinated debentures	36,083	65,722

Total liabilities	1,528,781	1,728,928

Commitments and contingencies

Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,819,277 shares and 3,818,048 shares, respectively	3,820	3,818
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,147,190 shares and 2,147,190 shares, respectively	2,147	2,147
Additional paid-in capital	11,413	11,395
Retained earnings	99,664	98,161
Treasury stock, Class A, 383,600 shares, each period, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares, each period, at cost	(41)	(41)

	111,062	109,539
Accumulated other comprehensive loss, net of taxes	(9,323)	(4,766)

Total stockholders’ equity	101,739	104,773

Total liabilities and stockholders’ equity	$1,630,520	$1,833,701

See accompanying Notes to unaudited Consolidated Financial Statements.

3 of 19

Century Bancorp, Inc. - Consolidated Statements of Income (unaudited)

	Three months ended March 31,
(000’s except share data)	2005	2004
Interest income
Loans	$9,198	$8,082
Securities held-to-maturity	3,196	2,282
Securities available-for-sale	4,935	5,276
Federal funds sold and interest-bearing deposits in other banks	323	322

Total interest income	17,652	15,962

Interest expense
Savings and NOW deposits	715	537
Money market accounts	1,711	1,250
Time deposits	2,057	1,979
Securities sold under agreements to repurchase	100	78
FHLB borrowings, other borrowed funds and long term debt	2,520	2,161

Total interest expense	7,103	6,005

Net interest income	10,549	9,957

Provision for loan losses	150	0

Net interest income after provision for loan losses	10,399	9,957

Other operating income
Service charges on deposit accounts	1,428	1,263
Lockbox fees	709	735
Brokerage commissions	153	166
Net gains on sales of securities	0	104
Other income	375	485

Total other operating income	2,665	2,753

Operating expenses
Salaries and employee benefits	6,103	5,638
Occupancy	986	792
Equipment	782	558
Other	2,164	2,076

Total operating expenses	10,035	9,064

Income before income taxes	3,029	3,646

Income tax expense
Provision for income taxes	988	1,328

Total income tax expense	988	1,328

Net income	$2,041	$2,318

Share data:
Weighted average number of shares outstanding, basic	5,529,038	5,524,659
Weighted average number of shares outstanding, diluted	5,538,170	5,557,984
Net income per share, basic	$0.37	$0.42
Net income per share, diluted	$0.37	$0.42
Cash dividends paid:
Class A common stock	$0.1200	$0.1200
Class B common stock	$0.0600	$0.0600

See accompanying Notes to unaudited Consolidated Financial Statements.

4 of 19

Century Bancorp, Inc. - Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

							Accumulated
	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
	(000’s)
2004
Balance at December 31, 2003	$3,793	$2,163	$11,227	$91,427	($5,941)	($41)	$1,100	$103,728

Net income	—	—	—	2,318	—	—	—	2,318

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	—	—	—	—	—	—	2,363	2,363
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	(68)	(68)

Minimum pension liability adjustment	—	—	—	—	—	—	(1,824)	(1,824)

Comprehensive income								2,789

Conversion of Class B common stock to Class A common stock, 9,735 shares	10	(10)	—	—	—	—	—	—

Stock Options Exercised, 375 shares	—	—	7	—	—	—	—	7

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(409)	—	—	—	(409)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(127)	—	—	—	(127)

Balance at March 31, 2004	$3,803	$2,153	$11,234	$93,209	($5,941)	($41)	$1,571	$105,988

2005
Balance at December 31, 2004	$3,818	$2,147	$11,395	$98,161	($5,941)	($41)	($4,766)	$104,773

Net income	—	—	—	2,041	—	—	—	2,041

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	—	—	—	—	—	—	(4,557)	(4,557)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	—	0

Comprehensive income								(2,516)

Stock Options Exercised, 1,229 shares	2	—	18	—	—	—	—	20

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(411)	—	—	—	(411)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(127)	—	—	—	(127)

Balance at March 31, 2005	$3,820	$2,147	$11,413	$99,664	($5,941)	($41)	($9,323)	$101,739

See accompanying Notes to unaudited Consolidated Financial Statements.

5 of 19

Century Bancorp, Inc. - Consolidated Statements of Cash Flows (unaudited)

	2005	2004
	Three months ended
	March 31,
	(000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,041	$2,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	150	—
Deferred income taxes	172	(43)
Net depreciation and amortization	668	541
(increase) decrease in accrued interest receivable	(654)	1,127
Increase in other assets	(2,221)	(1,577)
Gain on sale of securities available-for-sale	—	(104)
Increase (decrease) in other liabilities	1,092	10,915

Net cash provided by operating activities	1,248	13,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	128,931	189,663
Proceeds from sales of securities available-for-sale	—	2,268
Purchase of securities available-for-sale	(107,848)	(122,420)
Proceeds from maturities of securities held-to-maturity	15,265	10,850
Purchase of securities held-to-maturity	(2,022)	(109,389)
Decrease in payable for investments purchased	—	(13,716)
Net increase in loans	(28,534)	(9,807)
Capital expenditures	(1,009)	(1,680)

Net cash used in investing activities	4,783	(54,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(127,933)	(152,911)
Net (decrease) increase in demand, savings, money market and NOW deposits	(73,115)	46,902
Net proceeds from the exercise of stock options	20	7
Cash dividends	(538)	(536)
Net (decrease) increase in securities sold under agreements to repurchase	(560)	2,320
Net increase in FHLB borrowings and other borrowed funds	30,020	13,299
Decrease in subordinated debentures	(29,639)	—

Net cash used in financing activities	(201,745)	(90,919)

Net decrease in cash and cash equivalents	(195,714)	(131,973)
Cash and cash equivalents at beginning of period	238,235	225,321

Cash and cash equivalents at end of period	$42,521	$93,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,449	$5,554
Income taxes	111	88
Change in unrealized gains on securities available-for-sale, net of taxes	($4,557)	$2,295

See accompanying Notes to unaudited Consolidated Financial Statements.

6 of 19

Century Bancorp, Inc.

Notes to Consolidated Financial Statements

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries, Century Subsidiary Investments, Inc. (CSII), Century Subsidiary Investments, Inc. II (CSII II), Century Subsidiary Investments, Inc. III (CSII III) and Century Financial Services, Inc. (CSFI). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. CSFI has the power to engage in financial agency, securities brokerage and investment and financial advisory services and related securities credit services. The Company also owns 100% of Century Bancorp Capital Trust II (CBCT II). This entity is an unconsolidated subsidiary of the Company. Also, certain reclassifications were made to prior year amounts to conform with the current year presentation.

The Company provides a full range of banking services to individual, business, not-for-profit, and municipal customers in Massachusetts. As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment for financial reporting purposes.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended March 31, 2005, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Summary of Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which had, or could have in the future, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses and impairment of investment securities. There have been no significant changes since December 31, 2004 in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

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

Impaired Investment Securities

If a material decline in fair value below the amortized cost basis of an investment security is judged to be “other than temporary,” the cost basis of the investment is written down to fair value. The amount of the write-down is included as a charge to earnings. An “other than temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for “other than temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies.

Stock Option Accounting

The Company currently accounts for employee stock options using the intrinsic value method. Under the intrinsic value method, no compensation cost is recognized related to options if the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. Under an alternative method, the fair value method, the “fair value” of the option at the grant date is estimated using an option valuation model and recognized as compensation expense over the vesting period of the option. The Company generally awards stock options annually.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Net income
As reported	$2,041	2,318
Less: Pro forma stock based Compensation (net of tax)	40	36

Pro forma net income	2,001	2,282

Basic income per share
As reported	0.37	0.42
Pro forma	0.36	0.41
Diluted income per share
As reported	0.37	0.42
Pro forma	0.36	0.41

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Dividend yields	1.59%	1.69%
Expected life	9 years	8 years
Expected volatility	28%	22%
Risk-free interest rate	3.95%	3.78%

There were no stock options granted during the first quarter of 2005.

       Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Plan”) which is offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company.

Components of Net Periodic Benefit Cost for the Three Month Period Ending March 31,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2005	2004	2005	2004
	(Dollars in Thousands)
Service Cost	$173	$179	$32	$3
Interest	229	217	186	217
Expected Return on Plan Assets	-214	-149	0	0
Recognized Prior Service Cost	-5	-1	16	16
Recognized Net Losses	47	55	13	44

Net Periodic Benefit Cost	$230	$301	$247	$280

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1,232,000 to its pension plan in 2005. As of March 31, 2005, $308,000 of the contribution had been made.

Recent Accounting Developments

In November 2003 and March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) issued a consensus on EITF Issue 03-1 which contains guidance on other-than-temporary impairments of investment securities. This EITF provides guidance on when impairment is deemed to exist, provides guidance on determining if impairment is other-than-temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF 03-1-1 Effective Date of Paragraphs 10-20 of EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary impairment and Its Application to Certain Investments.” EITF 03-1-a is currently being reviewed by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations. The Company also does not anticipate that the adoption of EITF 03-1-1 or EITF 03-1-a will have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS No. 123R), “Share-Based Payment.” This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

   Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loansbased upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company’s judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary, Century Bank and Trust Company, a Massachusetts state chartered trust company formed in 1969 (the “Bank”). The Company had total assets of approximately $1.6 billion on March 31, 2005. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree, south of Boston, to Peabody, north of Boston. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, not-for-profit organizations, and individuals. It emphasizes

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through its subsidiary, Century Financial Services, Inc. in conjunction with Commonwealth Equity Services, Inc., a full service securities brokerage business. The Company is also a provider of financial services including cash management, transaction processing, short term financing and intermediate term leasing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its headquarters in Medford, Massachusetts and provides additional corporate office space and an expanded branch banking floor. The building was substantially completed during the fourth quarter of 2004 and as of March 31, 2005, $14.0 million has been expended in connection with this expansion. The capital expenditure has provided a five story addition containing approximately 50 thousand square feet of office and branch space. Occupancy and equipment costs have increased by approximately $250 thousand for the first quarter of 2005 as a result of the addition.

Earnings for the first quarter ended March 31, 2005 were $2.0 million, a decrease of $0.3 million when compared with the first quarter 2004 earnings of $2.3 million. Diluted earnings per share for the first quarter 2005 were $0.37 versus $0.42 for the first quarter of 2004. Earnings were negatively impacted by an increase in salaries as well as costs associated with the Company’s new addition to its corporate headquarters building and the addition of a lockbox image system. This was partially offset by an increase in net interest income.

Financial Condition

Loans

On March 31, 2005, total loans outstanding, net of unearned discount, were $608.1 million, an increase of 4.8% from the total on December 31, 2004. At March 31, 2005, commercial real estate loans accounted for 44.9% and residential real estate loans, including home equity credit lines, accounted for 32.4% of total loans. Commercial and industrial loans increased to $78.7 million from $72.0 million on December 31, 2004. Construction loans decreased slightly to $50.9 million at March 31, 2005 from $51.9 million on December 31, 2004.

The increase in loans was mainly attributable to an increase in commercial real estate and commercial and industrial loans. Those types of loans increased in part because of middle market and small business growth. The increase in residential real estate loans was attributable to both middle market and a branch focus on those types of loans.

Allowance for Loan Losses

The allowance for loan losses was 1.51% of total loans on March 31, 2005 compared with 1.55% on December 31, 2004. Net recoveries for the three-month period ended March 31, 2005 were $3 thousand compared with net charge-offs of $96 thousand for

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

the same period in 2004. Additional provisions have been made due to growth in the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Nonaccruing loans	$1,057	$628
Nonperforming assets	$1,539	$628
Loans past due 90 days or more and still accruing	$0	$160
Nonaccruing loans as a Percentage of total loans	.17%	.11%

Investments	Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestments, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Securities Available-for-Sale

U.S. Government and Agencies	$304,113	$380,869
Other Bonds and Equity Securities	19,187	43,180
Mortgage-backed Securities	258,091	185,757

Total Securities Available-for-Sale	$581,391	$609,806

Securities Held-to-Maturity

U.S. Government and Agencies	$175,128	$186,324
Mortgage-backed Securities	147,030	159,045

Total Securities Held-to-Maturity	$332,158	$345,369

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $581.4 million at March 31, 2005, a decrease of 4.7% from December 31, 2004. The portfolio decreased mainly because of contraction in the balance sheet. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

United States Government and Agency securities and has an estimated weighted average remaining life of 2.9 years.

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $332.2 million on March 31, 2005, a decrease of 3.8% from the total on December 31, 2004. The portfolio decreased mainly because of a contraction in the balance sheet. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an estimated weighted average remaining life of 3.2 years.

Other Assets

Other Assets increased by $5.4 million or 17.75%. Other Assets increased mainly because of an increase in deferred tax assets associated with the increase in unrealized available-for-sale losses.

Deposits and Borrowed Funds

On March 31, 2005, deposits totaled $1.2 billion, representing a 14.4% decrease in total deposits from December 31, 2004. Total deposits decreased primarily as a result of decreases in time deposits and money market accounts. Money market accounts decreased mainly because of an outflow of cyclical corporate and municipal deposits. Time deposits decreased because of a relatively higher rate paid on maturing deposits compared to current offering rates. Borrowed funds totaled $283.0 million compared to $253.6 million at December 31, 2004. Borrowed funds increased primarily from funding requirements from the increase in loan originations.

Subordinated Debentures

Subordinated debentures decreased by $29.6 million because of a previously announced redemption of 8.30% Trust Preferred Securities on January 10, 2005.

Results of Operations

Net Interest Income

For the three-month period ended March 31, 2005, net interest income totaled $10.5 million, an increase of 5.9% from the comparable period in 2004. The increase in net interest income for the three-month period is mainly due to a $61 million or 4% increase in average earning assets. The net interest margin also increased by five basis points.

The net yield on average earning assets on a fully taxable equivalent basis increased to 2.66% in the first three months of 2005 from 2.61% during the same period in 2004. The Company believes that the net interest margin will be challenged as rates rise. This is mainly the result of deposit and borrowing pricing that has the potential to increase at a faster rate than corresponding asset categories.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	March 31, 2005			March 31, 2004
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$591,377	$9,198	6.29%	$515,747	$8,082	6.30%
Securities available-for-sale	596,015	4,935	3.31%	634,455	5,276	3.33%
Securities held-to-maturity	338,893	3,196	3.77%	222,568	2,282	4.10%
Temporary funds	59,797	323	2.16%	152,661	322	.83%

Total interest earning Assets	$1,586,082	$17,652	4.48%	$1,525,431	$15,962	4.19%
Non interest-earning assets	118,655			127,689
Allowance for loan losses	(9,098)			(8,841)

Total assets	$1,695,639			$1,644,279

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$248,971	$644	1.05%	$237,553	$458	0.78%
Savings accounts	76,393	71	0.38%	81,292	79	0.39%
Money market accounts	426,312	1,711	1.63%	419,921	1,250	1.20%
Time deposits	285,522	2,057	2.92%	289,145	1,979	2.75%

Total interest-bearing Deposits	1,037,198	4,483	1.75%	1,027,911	3,766	1.49%
Securities sold under Agreements to Repurchase	38,560	100	1.05%	40,685	78	0.77%
Other borrowed funds and subordinated debentures	213,377	2,520	4.79%	175,555	2,161	4.95%

Total interest-bearing Liabilities	1,289,135	7,103	2.23%	1,244,151	6,005	1.94%
Non interest-bearing Liabilities
Demand deposits	286,497			277,937
Other liabilities	16,309			16,230

Total liabilities	1,591,941			1,538,318
Stockholders’ equity	103,698			105,961

Total liabilities & Stockholders Equity	$1,695,639			$1,644,279

Net interest income		$10,549			$9,957

Net interest spread			2.25%			2.25%

Net yield on earning Assets			2.66%			2.61%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	Three Months Ended March 31, 2005
	Compared with March 31, 2004
	Increase/(Decrease)		Income
	Due to Change in		Increase
	Volume	Rate	(Decrease)
	(dollars in thousands)
Interest Income:
Loans	$1,177	$(61)	1,116
Securities available-for-sale	(318)	(23)	(341)
Securities held-to-maturity	1,110	(196)	914
Temporary funds	(282)	283	1

Total interest income	1,687	3	1,690

Interest expense:
Deposits:
NOW accounts	23	164	187
Savings accounts	(5)	(3)	(8)
Money market accounts	19	443	462
Time deposits	(25)	101	76

Total interest-bearing deposits	12	705	717
Securities sold under agreements to repurchase	(4)	26	22
Other borrowed funds and long term debt	450	(91)	359

Total interest expense	458	640	1,098

Change in net interest income	1,229	(637)	592

Provision for Loan Losses

For the three-month period ended March 31, 2005, the loan loss provision was $150 thousand compared to a provision of $0 for the same period last year. Loan loss provision increased mainly because of growth in the loan portfolio. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.55% at December 31, 2004 to 1.51% at March 31, 2005. At the current time, management believes that the loan loss reserve percentage is deemed adequate.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2005 was $2.7 million compared to $2.8 million for the first quarter of 2004. The decrease was mainly attributable to a decrease of $104 thousand from net gains on sales of securities, and a decrease of $76 thousand from insurance gains, partially offset by an increase of $165 thousand in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in overdraft fees associated with a new overdraft fee protection program.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

During the quarter ended March 31, 2005, operating expenses increased by $971 thousand or 10.7% to $10 million, from the same period last year. The increase in operating expenses was mainly attributable to an increase of $465 thousand in salaries and employee benefits, $224 thousand in equipment expense, $194 thousand in occupancy expense, and $88 thousand in other expenses. Salary and employee benefits increased as a result of an increase in staff, merit increases and increased retirement and healthcare costs. Equipment expense increased mainly as a result of depreciation and service contract costs associated with the addition of lockbox image systems, as well as depreciation associated with the addition to the corporate headquarters. Occupancy expense increased mainly because of depreciation and real estate taxes associated with the addition to the corporate headquarters. Other expenses increased mainly as a result of increases in consulting costs.

Income Taxes

For the first quarter of 2005, the Company’s income tax expense totaled $1.0 million on pretax income of $3.0 million for an effective tax rate of 32.6%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1.3 million on pretax income of $3.6 million for an effective tax rate of 36.4%. The income tax rate decreased mainly because of a decrease in taxable income which lowers the tax rate at certain thresholds. Also, non-taxable income (insurance gains) were at a higher percentage of pretax income compared to the first quarter of 2004.

Item 3 Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there have been no material changes in the interest rate risk reported in the Company’s 2004 Annual Report on Form 10-K.

Item 4 Controls and Procedures

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of the end of the period covered by the quarterly report. Based on this evaluation, the Company has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and reported to Management (including the principal executive officer and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date of its last evaluation during the first quarter 2005.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3	Defaults upon senior securities – Not applicable

Item 4	Submission of matters to a vote of securityholders – None

Item 5	Other information – Not Applicable

Item 6	Exhibits and reports on Form 8-K

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

(b) Reports on Form 8-K

On January 19, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on January 18, 2005 announcing the Company’s results for the quarter ended December 31, 2004.

On January 19, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on January 18, 2005 announcing the planned resignations of Jonathan B. Kay and Joseph P. Mercurio, as members of the Company’s Board of Directors. Also, Linda Sloane Kay was elected to the Board of Directors of Century Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005	Century Bancorp, Inc

/s/ Marshall M. Sloane	/s/ Paul V. Cusick, Jr.

Marshall M. Sloane	Paul V. Cusick, Jr.
Chairman and CEO	Vice President and Treasurer
(Principal Executive Officer)	(Principal Accounting Officer)