Form 10-Q
period 2005-06-30
CENTURY BANCORP INC
filed 2005-08-09
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________.
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
As of July 31, 2005, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,435,677 Shares
Class B Common Stock, $1.00 par value	2,099,640 Shares

1 of 22

Century Bancorp, Inc.

2 of 22

PART I -
Item 1
Century Bancorp, Inc. — Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(000’s, except share data)	2005	2004
Assets
Cash and due from banks	$41,519	$36,209
Federal funds sold and interest-bearing deposits in other banks	10,568	202,026

Total cash and cash equivalents	52,087	238,235

Securities available-for-sale, amortized cost $584,624 and $614,729, respectively	577,147	609,806
Securities held-to-maturity, market value $300,137 and $343,399, respectively	303,918	345,369

Loans, net:
Commercial & industrial	90,907	71,962
Construction & land development	59,198	51,918
Commercial real estate	282,388	258,524
Residential real estate	132,753	118,223
Consumer & other	10,105	9,419
Home equity	80,022	69,957

Total loans, net	655,373	580,003
Less: allowance for loan losses	9,445	9,001

Net loans	645,928	571,002

Bank premises and equipment	26,462	26,265
Accrued interest receivable	6,802	6,800
Goodwill	2,714	2,714
Core deposit intangible	2,641	2,834
Other assets	34,688	30,676

Total assets	$1,652,387	$1,833,701

Liabilities
Deposits:
Demand deposits	$271,620	$280,871
Savings and NOW deposits	312,076	268,317
Money market accounts	371,714	485,006
Time deposits	277,810	359,816

Total deposits	1,233,220	1,394,010

Securities sold under agreements to repurchase	32,270	38,650
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	228,585	214,906
Other liabilities	15,829	15,640
Subordinated debentures	36,083	65,722

Total liabilities	1,545,987	1,728,928

Commitments and contingencies

Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,819,277 shares and 3,818,048 shares, respectively	3,820	3,818
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,147,190 shares and 2,147,190 shares, respectively	2,147	2,147
Additional paid-in capital	11,413	11,395
Retained earnings	101,161	98,161
Treasury stock, Class A, 383,600 shares, each period, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares, each period, at cost	(41)	(41)

	112,559	109,539
Accumulated other comprehensive loss, net of taxes	(6,159)	(4,766)

Total stockholders’ equity	106,400	104,773

Total liabilities and stockholders’ equity	$1,652,387	$1,833,701

See accompanying Notes to unaudited Consolidated Financial Statements.

3 of 22

Century Bancorp, Inc. — Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(000’s except share data)	2005	2004	2005	2004
Interest income
Loans	$10,086	$8,122	$19,284	$16,204
Securities held-to-maturity	2,988	3,225	6,184	5,507
Securities available-for-sale	4,999	4,684	9,934	9,960
Federal funds sold and interest-bearing deposits in other banks	9	71	332	393

Total interest income	18,082	16,102	35,734	32,064

Interest expense
Savings and NOW deposits	933	588	1,648	1,125
Money market accounts	1,769	1,174	3,480	2,424
Time deposits	1,938	1,423	3,995	3,402
Securities sold under agreements to repurchase	130	73	230	151
FHLB borrowings, other borrowed funds and long term debt	2,957	2,244	5,477	4,405

Total interest expense	7,727	5,502	14,830	11,507

Net interest income	10,355	10,600	20,904	20,557

Provision for loan losses	150	0	300	0

Net interest income after provision for loan losses	10,205	10,600	20,604	20,557
Other operating income
Service charges on deposit accounts	1,537	1,351	2,965	2,614
Lockbox fees	786	847	1,495	1,582
Brokerage commissions	139	186	292	352
Net gains on sales of securities	0	17	0	121
Other income	457	344	832	829

Total other operating income	2,919	2,745	5,584	5,498

Operating expenses
Salaries and employee benefits	5,951	5,917	12,054	11,555
Occupancy	943	748	1,929	1,540
Equipment	714	595	1,496	1,153
Other	2,508	2,300	4,671	4,376

Total operating expenses	10,116	9,560	20,150	18,624

Income before income taxes	3,008	3,785	6,038	7,431
Provision for income taxes	973	1,382	1,961	2,710

Total income tax expense	973	1,382	1,961	2,710
Net income	$2,035	$2,403	$4,077	$4,721

Share data:
Weighted average number of shares outstanding, basic	5,529,704	5,525,665	5,529,373	5,525,164
Weighted average number of shares outstanding, diluted	5,535,018	5,553,500	5,536,652	5,556,034
Net income per share, basic	$0.37	$0.44	$0.74	$0.85
Net income per share, diluted	$0.37	$0.43	$0.74	$0.85
Cash dividends paid:
Class A common stock	$0.1200	$0.1200	$0.2400	$0.2400
Class B common stock	$0.0600	$0.0600	$0.1200	$0.1200
See accompanying Notes to unaudited Consolidated Financial Statements.

4 of 22

Century Bancorp, Inc. — Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
	(000’s)
2004
Balance at December 31, 2003	$3,793	$2,163	$11,227	$91,427	($5,941)	($41)	$1,100	$103,728

Net income	—	—	—	4,721	—	—	—	4,721

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	—	—	—	—	—	—	(6,697)	(6,697)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	(70)	(70)

Minimum pension liability adjustment	—	—	—	—	—	—	(688)	(688)

Comprehensive income								(2,734)

Conversion of Class B common stock to Class A common stock, 15,360 shares	15	(15)	—	—	—	—	—	—

Stock Options Exercised, 2,000 shares	2	—	40	—	—	—	—	42

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(819)	—	—	—	(819)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(254)	—	—	—	(254)

Balance at June 30, 2004	$3,810	$2,148	$11,267	$95,075	($5,941)	($41)	($6,355)	$99,963

2005
Balance at December 31, 2004	$3,818	$2,147	$11,395	$98,161	($5,941)	($41)	($4,766)	$104,773

Net income	—	—	—	4,077	—	—	—	4,077

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	—	—	—	—	—	—	(1,556)	(1,556)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	—	0

Minimum pension liability adjustment	—	—	—	—	—	—	163	163

Comprehensive income								2,684

Stock Options Exercised, 1,229 shares	2	—	18	—	—	—	—	20

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(824)	—	—	—	(824)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(253)	—	—	—	(253)

Balance at June 30, 2005	$3,820	$2,147	$11,413	$101,161	($5,941)	($41)	($6,159)	$106,400

See accompanying Notes to unaudited Consolidated Financial Statements.

5 of 22

Century Bancorp, Inc. — Consolidated Statements of Cash Flows (unaudited)

	Six months ended
	June 30,
	2005	2004
	(000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,077	$4,721
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	—
Deferred income taxes	(93)	(155)
Net depreciation and amortization	1,534	966
(Increase) decrease in accrued interest receivable	(2)	1,105
Increase in other assets	(2,588)	(2,236)
Gain on sale of securities available-for-sale	—	(121)
Increase (decrease) in other liabilities	495	659

Net cash provided by operating activities	3,723	4,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	141,823	268,971
Proceeds from sales of securities available-for-sale	—	45,251
Purchase of securities available-for-sale	(111,678)	(163,062)
Proceeds from maturities of securities held-to-maturity	43,549	28,193
Purchase of securities held-to-maturity	(2,022)	(189,369)
Decrease in payable for investments purchased	—	(29,330)
Net increase in loans	(75,694)	(34,755)
Capital expenditures	(1,662)	(3,239)

Net cash used in investing activities	(5,684)	(77,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(82,006)	(157,599)
Net (decrease) increase in demand, savings, money market and NOW deposits	(78,784)	65,081
Net proceeds from the exercise of stock options	20	42
Cash dividends	(1,077)	(1,073)
Net decrease in securities sold under agreements to repurchase	(6,380)	(4,360)
Net increase in FHLB borrowings and other borrowed funds	13,679	13,429
Decrease in subordinated debentures	(29,639)	—

Net cash used in financing activities	(184,187)	(84,480)

Net decrease in cash and cash equivalents	(186,148)	(156,881)
Cash and cash equivalents at beginning of period	238,235	225,321

Cash and cash equivalents at end of period	$52,087	$68,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,123	$11,644
Income taxes	1,941	2,670
Change in unrealized gains on securities available-for-sale, net of taxes	($1,556)	($6,767)
See accompanying Notes to unaudited Consolidated Financial Statements.

6 of 22

Century Bancorp, Inc.
Notes to Consolidated Financial Statements (unaudited)
Basis of Financial Statement Presentation
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented of the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended June 30, 2005, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

Impaired Investment Securities
If a material decline in fair value below the amortized cost basis of an investment security is judged to be “other than temporary,” the cost basis of the investment is written down to fair value. The amount of the write-down is included as a charge to earnings. An “other than temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for “other than temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was a downgrade in ratings by rating agencies.
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
Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)		(Dollars in Thousands)
Net income
As reported	$2,035	2,403	$4,077	4,721
Less: Pro forma stock based Compensation (net of tax)	41	35	81	71

Pro forma net income	1,994	2,368	3,996	4,650

Basic income per share
As reported	0.37	0.44	0.74	0.85
Pro forma	0.36	0.43	0.72	0.84
Diluted income per share
As reported	0.37	0.43	0.74	0.85
Pro forma	0.36	0.43	0.72	0.84
In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Dividend yields	1.59%	1.69%
Expected life	9 years	8 years
Expected volatility	28%	22%
Risk-free interest rate	3.95%	3.78%
There were no options granted during the six months of 2005.

     Employee Benefits
The Company has a qualified Defined Benefit Pension Plan (the “Plan”) which is offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company.
Components of Net Periodic Benefit Cost for the Three Month Period Ending June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2005	2004	2005	2004
	(Dollars in Thousands)
Service Cost	$346	$358	$64	$6
Interest	458	434	372	434
Expected Return on Plan Assets	-428	-298	0	0
Recognized Prior Service Cost	-10	-2	32	32
Recognized Net Actuarial Losses	94	110	26	88
Net Periodic Benefit Cost	$460	$602	$494	$560
Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1,232,000 to its pension plan in 2005. As of June 30, 2005, $616,000 of the contribution had been made.
Recent Accounting Developments
FASB emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and dictates how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB issued FSP EITF issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 to be concurrent with the final issuance of FSP EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.
On June 29, 2005, the FASB met and decided not to provide additional guidance on the meaning of other-than-temporary impairment. The FASB will issue the proposed FSP EITF 03-1-a as final and the final FSP will supercede EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”, and will replace guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. When issued, the final FSP will be titled, “FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The new FSP will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations nor does the Company believe that the adoption of FSP FAS 115-1 will have a material impact on the Company’s financial position.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary, Century Bank and Trust Company, a Massachusetts state chartered trust company formed in 1969 (the “Bank”). The Company had total assets of approximately $1.7 billion on June 30, 2005. The Company presently operates 23 banking offices in 16 cities and towns in Massachusetts ranging from Braintree, south of Boston, to Peabody, north of Boston. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.
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
During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its headquarters in Medford, Massachusetts and provides additional corporate office space and an expanded branch banking floor. The building was substantially completed during the fourth quarter of 2004 and $14.5 million has been expended in connection with this expansion. The capital expenditure has provided a five story addition containing approximately 50 thousand square feet of office and branch space. Occupancy and equipment costs have increased by approximately $514 thousand for the first six months of 2005 as a result of the addition.
Earnings for the second quarter ended June 30, 2005 were $2.0 million, a decrease of $0.4 million when compared with the second quarter 2004 earnings of $2.4 million. Diluted earnings per share for the second quarter 2005 were $0.37 versus $0.43 for the second quarter of 2004. Earnings were negatively impacted by a decrease in net interest income as well as costs associated with the Company’s new addition to its corporate headquarters building and the addition of a lockbox image system. Earnings for the first six months of 2005 totaled $4.1 million, compared to $4.7 million for the same period a year ago. Diluted earnings per share for the first six months of 2005 were $0.74 versus $0.85 for the same period a year ago. The decrease was mainly attributable to an increase in salaries expense as well as costs associated with the Company’s new addition to its corporate headquarters building and the addition of a lockbox image system.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Financial Condition

Loans	On June 30, 2005, total loans outstanding, net of unearned discount, were $655.4 million, an increase of 13.0% from the total on December 31, 2004. At June 30, 2005, commercial real estate loans accounted for 43.1% and residential real estate loans, including home equity credit lines, accounted for 32.5% of total loans. Commercial and industrial loans increased to $90.9 million from $72.0 million on December 31, 2004. Construction loans increased to $59.2 million at June 30, 2005 from $51.9 million on December 31, 2004.

The primary reason for the increase in loans across all of the business lines is due, in large part, to the hiring of additional officers as well as a more streamlined process for origination of small business loans.
Allowance for Loan Losses
The allowance for loan losses was 1.44% of total loans on June 30, 2005 compared with 1.55% on December 31, 2004. Net recoveries for the six-month period ended June 30, 2005 were $144 thousand compared with net charge-offs of $68 thousand for the same period in 2004. Additional provisions have been made due to growth in the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Nonaccruing loans	$646	$628
Nonperforming assets	$1,128	$628
Loans past due 90 days or more and still accruing	$100	$160
Nonaccruing loans as a percentage of total loans	.10%	.11%
Cash and Cash Equivalents
Cash and cash equivalents decreased mainly as a result of decreases in cyclical money market accounts and time deposits.

Investments	Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestments, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Securities Available-for-Sale

U.S. Government and Agencies	$306,748	$380,869
Other Bonds and Equity Securities	20,947	43,180
Mortgage-backed Securities	249,452	185,757

Total Securities Available-for-Sale	$577,147	$609,806

Securities Held-to-Maturity

U.S. Government and Agencies	$159,942	$186,324
Mortgage-backed Securities	143,976	159,045

Total Securities Held-to-Maturity	$303,918	$345,369

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $577.1 million at June 30, 2005, a decrease of 5.4% from December 31, 2004. The portfolio decreased mainly because of contraction in the balance sheet. The mix of mortgage-backed securities increased mainly as a result of an initiative to increase the yield on the available-for-sale portfolio and further diversify the portfolio. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average remaining life of 2.7 years.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $303.9 million on June 30, 2005, a decrease of 12.0% from the total on December 31, 2004. The portfolio decreased mainly because of a contraction in the balance sheet. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an estimated weighted average remaining life of 3.2 years.
Other Assets
Other Assets increased by $4.0 million or 13.1%. Other Assets increased mainly because of an increase in deferred tax assets associated with the increase in unrealized available-for-sale losses.
Deposits and Borrowed Funds
On June 30, 2005, deposits totaled $1.2 billion, representing an 11.5% decrease in total deposits from December 31, 2004. Total deposits decreased primarily as a result of

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
decreases in money market accounts and time deposits. Money market accounts decreased mainly because of an outflow of cyclical corporate and municipal deposits.
Time deposits decreased because of a relatively higher rate paid on maturing deposits compared to current offering rates. Borrowed funds totaled $260.9 million compared to $253.6 million at December 31, 2004. Borrowed funds increased primarily from funding requirements from the increase in loan originations.
Subordinated Debentures
Subordinated debentures decreased by $29.6 million because of a previously announced redemption of 8.30% Trust Preferred Securities on January 10, 2005.
Results of Operations
Net Interest Income
For the three-month period ended June 30, 2005, net interest income totaled $10.4 million, a decrease of 2.3% from the comparable period in 2004. The decrease in net interest income for the three-month period is mainly due to a 16 basis point decrease in the net interest margin which was partially offset by $52 million or 3.5% increase in average earning assets. For the six-month period ended June 30, 2005, net interest income totaled $20.9 million, an increase of 1.7% from the comparable period in 2004. The increase in net interest income for the six-month period is mainly due to a $56 million or 3.7% increase in average earning assets, which was partially offset by a decrease of 5 basis points in the net interest margin.
The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.67% for the first six months of 2005 from 2.72% during the same period in 2004. The Company believes that the net interest margin will continue to be challenged as rates rise. This is mainly the result of deposit and borrowing pricing that has the potential to increase at a faster rate than corresponding asset categories.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three -month periods indicated.

		Three Months Ended
	June 30, 2005			June 30, 2004
	Average	Interest	Rate	Average	Interest	Rate
	Balance	Income/	Earned/	Balance	Income/	Earned/
		Expense(1)	Paid		Expense(1)	Paid
			(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$637,851	$10,086	6.34%	$538,310	$8,122	6.06%
Securities available-for-sale	590,190	4,999	3.39%	587,458	4,684	3.19%
Securities held-to-maturity	318,505	2,988	3.75%	339,622	3,225	3.80%
Temporary funds	1,302	9	2.76%	30,319	71	.94%
Interest bearing deposits in other banks	46	0	.36%	75	0	.16%

Total interest earning Assets	$1,547,894	$18,082	4.68%	$1,495,784	$16,102	4.32%
Non interest-earning assets	117,074			117,915
Allowance for loan losses	(9,252)			(8,675)

Total assets	$1,655,716			$1,605,024

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$257,581	$859	1.35%	$270,541	$512	0.77%
Savings accounts	78,816	74	0.38%	80,765	76	0.38%
Money market accounts	370,332	1,769	1.94%	419,569	1,174	1.13%
Time deposits	246,092	1,938	3.19%	204,551	1,423	2.82%

Total interest-bearing Deposits	952,821	4,640	1.97%	975,426	3,185	1.32%
Securities sold under Agreements to Repurchase	33,476	130	1.56%	38,307	73	0.77%
Other borrowed funds and Subordinated debentures	265,414	2,957	4.47%	199,816	2,244	4.53%

Total interest-bearing Liabilities	1,251,711	7,727	2.48%	1,213,549	5,502	1.82%
Non interest-bearing Liabilities
Demand deposits	282,998			274,613
Other liabilities	16,417			15,687

Total liabilities	1,551,126			1,503,849
Stockholders’ equity	104,590			101,175

Total liabilities & Stockholders Equity	$1,655,716			$1,605,024

Net interest income		$10,355			$10,600

Net interest spread			2.20%			2.50%

Net yield on earning Assets			2.68%			2.84%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (Con’t).
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

		Six Months Ended
	June 30, 2005			June 30, 2004
	Average	Interest	Rate	Average	Interest	Rate
	Balance	Income/	Earned/	Balance	Income/	Earned/
		Expense(1)	Paid		Expense(1)	Paid
			(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$614,742	$19,284	6.32%	$527,029	$16,204	6.20%
Securities available -for-sale	593,086	9,934	3.35%	610,957	9,960	3.26%
Securities held -to -maturity	328,643	6,184	3.76%	281,095	5,507	3.92%
Temporary funds	30,365	332	2.19%	91,459	393	0.86%
Interest bearing deposits in other banks	46	0	.62%	68	0	0.25%

Total interest earning Assets	$1,566,882	$35,734	4.58%	$1,510,609	$32,064	4.25%
Non interest-earning assets	118,189			122,293
Allowance for loan losses	(9,176)			(8,758)

Total assets	$1,675,895			$1,624,144

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$253,300	$1,503	1.20%	$254,047	$969	0.77%
Savings accounts	77,611	145	0.38%	81,028	156	0.39%
Money market accounts	398,166	3,480	1.76%	419,745	2,424	1.16%
Time deposits	265,699	3,995	3.03%	246,848	3,402	2.78%

Total interest-bearing Deposits	994,776	9,123	1.85%	1,001,668	6,951	1.40%
Securities sold under Agreements to Repurchase	36,004	230	1.29%	39,496	151	0.77%
Other borrowed funds and Subordinated debentures	239,540	5,477	4.61%	187,686	4,405	4.73%

Total interest-bearing Liabilities	1,270,320	14,830	2.35%	1,228,850	11,507	1.89%
Non interest-bearing Liabilities
Demand deposits	284,738			276,275
Other liabilities	16,364			15,959

Total liabilities	1,571,422			1,521,084
Stockholders’ equity	104,473			103,060

Total liabilities & Stockholders Equity	$1,675,895			$1,624,144

Net interest income		$20,904			$20,557

Net interest spread			2.23%			2.36%

Net yield on earning Assets			2.67%			2.72%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Compared with				Compared with
	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
			Income			Income
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(dollars in thousands)
Interest Income:
Loans	$1,559	$405	1,964	$2,746	$334	3,080
Securities available-for-sale	22	293	315	(295)	269	(26)
Securities held-to-maturity	(198)	(39)	(237)	902	(225)	677
Temporary funds	(112)	50	(62)	(385)	324	(61)

Total interest income	1,271	709	1,980	2,968	702	3,670

Interest expense:
Deposits:
NOW accounts	(26)	373	347	(3)	537	534
Savings accounts	(2)	0	(2)	(6)	(5)	(11)
Money market accounts	(152)	747	595	(130)	1,186	1,056
Time deposits	312	203	515	271	322	593

Total interest-bearing deposits	132	1,323	1,455	132	2,040	2,172
Securities sold under agreements to repurchase	(10)	67	57	(14)	94	79
Other borrowed funds and Long term debt	731	(18)	713	1,188	(115)	1,072

Total interest expense	853	1,372	2,225	1,306	2,018	3,323

Change in net interest inc	418	(663)	(245)	1,662	(1,316)	347

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Provision for Loan Losses
For the six-month period ended June 30, 2005, the loan loss provision was $300 thousand compared to a provision of $0 for the same period last year. Loan loss provision increased mainly because of growth in the loan portfolio. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.55% at December 31, 2004 to 1.44% at June 30, 2005.
Non-Interest Income and Expense
For the six-month period ended June 30, 2005, the loan loss provision was $300 thousand compared to a provision of $0 for the same period last year. Loan loss provision increased mainly because of growth in the loan portfolio. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.55% at December 31, 2004 to 1.44% at June 30, 2005.
Non-Interest Income and Expense
Other operating income for the quarter ended June 30, 2005 was $2.9 million compared to $2.7 million for the second quarter of 2004. The increase was mainly attributable to an increase of $186 thousand in service charges on deposit accounts. Also, insurance gains increased by $120 thousand, lockbox fees decreased by $61 thousand and brokerage commissions decreased by $47 thousand.
Other operating income for the six-month period ended June 30, 2005 was $5.6 million compared to $5.5 million for the same period last year. Service charges on deposit accounts increased by $351 thousand, this was mostly offset by a decrease of $121 thousand on net gains on sales of securities, an $87 thousand decrease in lockbox fees, and a $60 thousand decrease from brokerage commissions. Service charges on deposit accounts increased mainly because of an increase in overdraft fees associated with a new overdraft fee protection program. The decrease in lockbox fees was mainly attributable to competitive pricing pressures. The decrease in brokerage commissions was primarily the result of decreased transaction volume.
During the quarter ended June 30, 2005, operating expenses increased by $556 thousand or 5.8% to $10.1 million, from the same period last year. The increase in operating expenses was mainly attributable to an increase of $208 thousand in other expenses, $195 thousand in equipment expense and $119 thousand in occupancy expense. Equipment expense increased mainly as a result of depreciation and service contract costs associated with the addition of lockbox image systems, as well as depreciation associated with the addition to the corporate headquarters. Occupancy expense increased mainly because of depreciation and real estate taxes associated with the addition to the corporate headquarters. Other expenses increased mainly as a result of increases in consulting costs associated with the BlackRock contract. There will be no additional expenses associated with this contract for the remainder of 2005.
For the six-month period ended June 30, 2005 operating expenses increased by $1.5 million to 20.2 million. The increase in operating expenses was mainly attributable to an increase of $499 thousand in salaries and employee benefits, $389 thousand in occupancy expense, $343 thousand in equipment expense and $295 thousand in other expenses. Salaries and employee benefits increased as a result of an increase in staff levels and merit increases. Equipment expense increased mainly as a result of depreciation and service contract costs associated with the addition of lockbox image systems, as well as depreciation associated with the addition to the corporate headquarters. Occupancy expense increased mainly because of depreciation and real estate taxes associated with the addition to the corporate headquarters. Other expenses increased mainly as a result of increases in consulting costs associated with the BlackRock contract. There will be no additional expenses associated with this contract for the remainder of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Income Taxes
For the second quarter of 2005, the Company’s income tax expense totaled $1.0 million on pretax income of $3.0 million for an effective tax rate of 32.3%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1.4 million on pretax income of $3.8 million for an effective tax rate of 36.5%. For the six-month period ended June 30, 2005 the Company’s income taxes totaled $2.0 million on pretax income of $6.0 million for an effective tax rate of 32.5%. For last year’s corresponding period, the Company’s income tax expense totaled $2.7 million on pretax income of $7.4 million for an effective tax rate of 36.5%. The income tax rate decreased for the current quarter and current six-month period mainly because of a decrease in taxable income which lowers the tax rate at certain thresholds. Also, non-taxable income (insurance gains) was at a higher percentage of pretax income compared to last year.
Item 3 Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there have been no material changes in the interest rate risk reported in the Company’s 2004 Annual Report on Form 10-K. The information is contained within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Item 4 Controls and Procedures
The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of the end of the period covered by the quarterly report. Based on this evaluation, the Company has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and reported to Management (including the principal executive officer and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date of its last evaluation during the second quarter of 2005.

Part II — Other Information

Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds — Not applicable

Item 3	Defaults upon senior securities — Not applicable

Item 4	The Company’s Annual Stockholders’ Meeting was held on April 12, 2005. There were three items of business before the annual shareholder meeting: (1) The number of Directors for 2005 be fixed at 25; (2) Elect a Board of 15 Directors to serve for the ensuing year and until a successor is chosen and qualified; (3) To approve the selection, by the Board of Directors, of KPMG LLP as independent auditors of the Corporation for the fiscal year ending December 31, 2005. There were in person or represented by proxy, the holders of 1,930,460 shares out of a total of 2,099,640 shares entitled to vote. Thus a quorum was present.

The holders of 1,930,460 voted in the affirmative that the number of Directors for the ensuing year be fixed at 25.

The holders of 1,930,160 voted the following Directors to serve for the ensuing year and until a successor is chosen and qualified:

George R. Baldwin	Fraser Lemley
Roger S. Berkowitz	Joseph J. Senna
Karl E. Case	Barry R. Sloane
Henry L. Foster	Jonathan G. Sloane
Marshall I. Goldman	Marshall M. Sloane
Russell B. Higley	Stephanie Sonnabend
Linda Sloane Kay	George F. Swansburg
Jon Westling

The holders of 1,930,460 voted to approve the selection, by the Board of Directors, of KPMG LLP as independent auditors of the Corporation for the fiscal year ending December 31, 2005.

Item 5	Other information — Not Applicable

Item 6	Exhibits and reports on Form 8-K

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

(b) Reports on Form 8-K

On April 13, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on April 12, 2005 announcing the Company’s results for the quarter ended March 31, 2005.

On April 15, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on April 15, 2005 announcing the appointment of Jonathan G. Sloane and Barry R. Sloane as Co-Presidents and Co-Chief Executive Officers of Century Bank and Trust Company, and Co-Presidents and Co-Chief Operating Officers of Century Bancorp, Inc.

On June 13, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on June 10, 2005 containing the Company’s public statement made on June 9, 2005 commenting on a 13D statement filed with the Securities and Exchange Commission on June 8, 2005.

On June 15, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on June 15, 2005 announcing that Century’s Board of Directors issued a unanimous vote of confidence in both bank management and its long term strategic plan for remaining independent and further enhancing shareholder value.

On June 21, 2005, the Company filed a Form 8-K in connection with its issuance of a letter to shareholders containing the Company’s response on a 13D statement filed with the Securities and Exchange Commission on June 8, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005	Century Bancorp, Inc

/s/ Marshall M. Sloane	/s/ Paul V. Cusick, Jr.

Marshall M. Sloane	Paul V. Cusick, Jr.
Chairman and CEO	Vice President and Treasurer
(Principal Executive Officer)	(Principal Accounting Officer)