Form 10-Q
period 2005-09-30
CENTURY BANCORP INC
filed 2005-11-08
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended September 30, 2005
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
☑ Yes ☐ No
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
☐ Yes ☑ No
As of October 31, 2005, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,435,802 Shares
Class B Common Stock, $1.00 par value	2,099,640 Shares

Century Bancorp, Inc.

2 of 22

PART I — Item 1
Century Bancorp, Inc. — Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(000’s, except share data)	2005	2004
Assets
Cash and due from banks	$42,297	$36,209
Federal funds sold and interest-bearing deposits in other banks	3,032	202,026

Total cash and cash equivalents	45,329	238,235

Securities available-for-sale, amortized cost $570,697 and $614,729, respectively	558,654	609,806
Securities held-to-maturity, market value $287,176 and $343,399, respectively	294,354	345,369

Loans, net:
Commercial & industrial	89,009	71,962
Construction & land development	56,255	51,918
Commercial real estate	287,375	258,524
Residential real estate	139,767	118,223
Consumer & other	10,302	9,419
Home equity	77,682	69,957

Total loans, net	660,390	580,003
Less: allowance for loan losses	9,492	9,001

Net loans	650,898	571,002

Bank premises and equipment	25,934	26,265
Accrued interest receivable	7,116	6,800
Goodwill	2,714	2,714
Core deposit intangible	2,544	2,834
Other assets	38,619	30,676

Total assets	$1,626,162	$1,833,701

Liabilities
Deposits:
Demand deposits	$269,260	$280,871
Savings and NOW deposits	246,125	268,317
Money market accounts	313,830	485,006
Time deposits	242,301	359,816

Total deposits	1,071,516	1,394,010
Securities sold under agreements to repurchase	40,520	38,650
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	357,651	214,906
Other liabilities	15,778	15,640
Subordinated debentures	36,083	65,722

Total liabilities	1,521,548	1,728,928

Commitments and contingencies

Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,819,402 shares and 3,818,048 shares, respectively	3,820	3,818
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,147,190 shares and 2,147,190 shares, respectively	2,147	2,147
Additional paid-in capital	11,416	11,395
Retained earnings	102,155	98,161
Treasury stock, Class A, 383,600 shares, each period, at cost	(5,941)	(5,941)
Treasury stock, Class B, 47,550 shares, each period, at cost	(41)	(41)

	113,556	109,539
Accumulated other comprehensive loss, net of taxes	(8,942)	(4,766)

Total stockholders’ equity	104,614	104,773

Total liabilities and stockholders’ equity	$1,626,162	$1,833,701

See accompanying Notes to unaudited Consolidated Financial Statements.

3 of 22

Century Bancorp, Inc. — Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(000’s except share data)	2005	2004	2005	2004
Interest income
Loans	$10,616	$8,315	$29,900	$24,519
Securities held-to-maturity	2,773	3,438	8,957	8,945
Securities available-for-sale	4,895	4,276	14,829	14,236
Federal funds sold and interest-bearing deposits in other banks	5	48	337	441

Total interest income	18,289	16,077	54,023	48,141

Interest expense
Savings and NOW deposits	1,015	598	2,663	1,723
Money market accounts	1,886	1,127	5,366	3,551
Time deposits	2,174	1,467	6,169	4,869
Securities sold under agreements to repurchase	225	79	455	230
FHLB borrowings, other borrowed funds and long term debt	3,215	2,290	8,692	6,695

Total interest expense	8,515	5,561	23,345	17,068

Net interest income	9,774	10,516	30,678	31,073

Provision for loan losses	150	150	450	150

Net interest income after provision for loan losses	9,624	10,366	30,228	30,923
Other operating income
Service charges on deposit accounts	1,481	1,301	4,446	3,915
Lockbox fees	644	695	2,139	2,277
Brokerage commissions	106	120	398	472
Net gains on sales of securities	0	0	0	121
Other income	471	385	1,303	1,214

Total other operating income	2,702	2,501	8,286	7,999

Operating expenses
Salaries and employee benefits	6,064	5,989	18,118	17,544
Occupancy	874	790	2,803	2,330
Equipment	733	629	2,229	1,782
Other	2,396	2,179	7,067	6,555

Total operating expenses	10,067	9,587	30,217	28,211

Income before income taxes	2,259	3,280	8,297	10,711

Total income tax expense	727	1,147	2,688	3,857

Net income	$1,532	$2,133	$5,609	$6,854

Share data:
Weighted average number of shares outstanding, basic	5,535,388	5,526,438	5,535,121	5,525,594
Weighted average number of shares outstanding, diluted	5,559,344	5,552,202	5,548,438	5,553,997
Net income per share, basic	$0.28	$0.39	$1.01	$1.24
Net income per share, diluted	$0.28	$0.38	$1.01	$1.23
Cash dividends paid:
Class A common stock	$0.1200	$0.1200	$0.3600	$0.3600
Class B common stock	$0.0600	$0.0600	$0.1800	$0.1800

See accompanying Notes to unaudited Consolidated Financial Statements.

4 of 22

Century Bancorp, Inc. — Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

							Accumulated
	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-In	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
				(000’s )
2004
Balance at December 31, 2003	$3,793	$2,163	$11,227	$91,427	($5,941)	($41)	$1,100	$103,728

Net income	—	—	—	6,854	—	—	—	6,854

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	—	—	—	—	—	—	(2,941)	(2,941)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	(70)	(70)

Minimum pension liability adjustment	—	—	—	—	—	—	(688)	(688)

Comprehensive income								3,155

Conversion of Class B common stock to Class A common stock, 15,360 shares	15	(15)	—	—	—	—	—	—

Stock Options Exercised, 2,000 shares	2	—	40	—	—	—	—	42

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,230)	—	—	—	(1,230)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(380)	—	—	—	(380)

Balance at September 30, 2004	$3,810	$2,148	$11,267	$96,671	($5,941)	($41)	($2,599)	$105,315

2005
Balance at December 31, 2004	$3,818	$2,147	$11,395	$98,161	($5,941)	($41)	($4,766)	$104,773

Net income	—	—	—	5,609	—	—	—	5,609

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	—	—	—	—	—	—	(4,339)	(4,339)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	—	—	0

Minimum pension liability adjustment	—	—	—	—	—	—	163	163

Comprehensive income								1,433

Stock Options Exercised, 1,354 shares	2	—	21	—	—	—	—	23

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,236)	—	—	—	(1,236)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(379)	—	—	—	(379)

Balance at September 30, 2005	$3,820	$2,147	$11,416	$102,155	($5,941)	($41)	($8,942)	$104,614

See accompanying Notes to unaudited Consolidated Financial Statements.

5 of 22

Century Bancorp, Inc. — Consolidated Statements of Cash Flows (unaudited)

	2005	2004
	Nine months ended
	September 30,
	(000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,609	$6,854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	150
Deferred income taxes	79	(162)
Net depreciation and amortization	2,434	1,512
(Increase) decrease in accrued interest receivable	(316)	843
Increase in other assets	(4,937)	(3,443)
Gain on sale of securities available-for-sale	—	(121)
Increase in other liabilities	456	1,769

Net cash provided by operating activities	3,775	7,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	156,230	331,405
Proceeds from sales of securities available-for-sale	—	49,223
Purchase of securities available-for-sale	(112,235)	(187,029)
Proceeds from maturities of securities held-to-maturity	53,147	37,805
Purchase of securities held-to-maturity	(2,022)	(204,309)
Decrease in payable for investments purchased	—	(24,253)
Net increase in loans	(80,812)	(58,086)
Capital expenditures	(1,879)	(5,084)

Net cash provided by (used in) investing activities	12,429	(60,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(117,515)	(134,900)
Net (decrease) increase in demand, savings, money market and NOW deposits	(204,979)	355
Net proceeds from the exercise of stock options	23	42
Cash dividends	(1,615)	(1,610)
Net increase (decrease) in securities sold under agreements to repurchase	1,870	(1,840)
Net increase in FHLB borrowings and other borrowed funds	142,745	73,956
Decrease in subordinated debentures	(29,639)	—

Net cash used in financing activities	(209,110)	(63,997)

Net decrease in cash and cash equivalents	(192,906)	(116,923)
Cash and cash equivalents at beginning of period	238,235	225,321

Cash and cash equivalents at end of period	$45,329	$108,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,477	$17,222
Income taxes	2,776	4,270
Change in unrealized gains on securities available-for-sale, net of taxes	($4,339)	($3,011)
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary to present a fair statement of the results for the interim period presented for the Company and its wholly-owned subsidiary, the Bank. The results of operations for the interim period ended September 30, 2005, are not necessarily indicative of results for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)		(Dollars in Thousands)
Net income
As reported	$1,532	$2,133	$5,609	$6,854
Less: Pro forma stock based Compensation (net of tax)	40	18	121	73

Pro forma net income	1,492	2,115	5,488	6,781

Basic income per share
As reported	0.28	0.39	1.01	1.24
Pro forma	0.27	0.39	0.99	1.23
Diluted income per share
As reported	0.28	0.38	1.01	1.23
Pro forma	0.27	0.38	0.99	1.22
In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003
Dividend yields	1.59%	1.69%
Expected life	9 years	8 years
Expected volatility	28%	22%
Risk-free interest rate	3.95%	3.78%
There were no options granted during the nine months of 2005.

Employee Benefits
The Company has a qualified Defined Benefit Pension Plan (the “Plan”) which is offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company.
Components of Net Periodic Benefit Cost for the Nine Month Period Ending September 30,

	Pension Benefits		Supplemental Insurance/
			Retirement Plan
	2005	2004	2005	2004
	(Dollars in Thousands)
Service Cost	$519	$536	$96	$9
Interest	687	651	558	652
Expected Return on Plan Assets	(642)	(448)	0	0
Recognized Prior Service Cost	(15)	(3)	48	48
Recognized Net Actuarial Losses	141	168	39	131

Net Periodic Benefit Cost	$690	$904	$741	$840
Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $1,232,000 to its pension plan in 2005. As of September 30, 2005, $924,000 of the contribution had been made.
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

In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS No. 123R), “Share-Based Payment.” This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company estimates that 2006 additional compensation expense (net of tax) will be approximately $160 thousand.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Executive Overview	Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary, Century Bank and Trust Company, a Massachusetts state chartered trust company formed in 1969 (the “Bank”). The Company had total assets of approximately $1.6 billion on September 30, 2005. The Company presently operates 23 banking offices in 16 cities and towns in Massachusetts ranging from Braintree, south of Boston, to Peabody, north of Boston. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments throughout Massachusetts.

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

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its headquarters in Medford, Massachusetts and provides additional corporate office space and an expanded branch banking floor. The building was substantially completed during the fourth quarter of 2004 and $14.5 million has been expended in connection with this expansion. The capital expenditure has provided a five story addition containing approximately 50 thousand square feet of office and branch space. Occupancy and equipment costs have increased by approximately $710 thousand for the first nine months of 2005 as a result of the addition.

During the fourth quarter of 2004, the Company announced that it entered into an Investment Management Agreement with BlackRock Financial Management, Inc. for the Company’s Available-For-Sale securities portfolio.

Earnings for the third quarter ended September 30, 2005 were $1.5 million, a decrease of $0.6 million when compared with the third quarter 2004 earnings of $2.1 million. Diluted earnings per share for the third quarter 2005 were $0.28 versus $0.38 for the third quarter of 2004. Earnings were negatively impacted by a decrease in net interest income as well as costs associated with the Company’s new addition to its corporate headquarters building and the addition of a lockbox image system. Earnings for the first nine months of 2005 totaled $5.6 million, compared to $6.9 million for the same period a year ago. Diluted earnings per share for the first nine months of 2005 were $1.01 versus $1.23 for the same period a year ago. The decrease was mainly attributable to an increase in salaries expense as well as costs associated with the Company’s new addition to its corporate headquarters building and the addition of a lockbox image system.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

Financial Condition

Loans	On September 30, 2005, total loans outstanding, net of unearned discount, were $660.4 million, an increase of 13.9% from the total on December 31, 2004. At September 30, 2005, commercial real estate loans accounted for 43.5% and residential real estate loans, including home equity credit lines, accounted for 32.9% of total loans. Commercial and industrial loans increased to $89.0 million from $72.0 million on December 31, 2004. Construction loans increased to $56.3 million at September 30, 2005 from $51.9 million on December 31, 2004.

The primary reason for the increase in loans across all of the business lines is due, in large part, to the hiring of additional officers as well as an emphasis on small business loans.
Allowance for Loan Losses
The allowance for loan losses was 1.44% of total loans on September 30, 2005 compared with 1.55% on December 31, 2004. Net recoveries for the nine-month period ended September 30, 2005 were $41 thousand compared with net charge-offs of $56 thousand for the same period in 2004. Additional provisions have been made due to growth in the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Nonaccruing loans	$1,264	$628
Nonperforming assets	$1,264	$628
Loans past due 90 days or more and still accruing	$5	$160
Nonaccruing loans as a percentage of total loans	.19%	.11%
Cash and Cash Equivalents
Cash and cash equivalents decreased mainly as a result of decreases in cyclical money market accounts and time deposits. Money market accounts decreased mainly because of an outflow of cyclical corporate and municipal deposits. Time deposits decreased mainly because of a decreased reliance on time deposits greater than $100 thousand.

Investments	Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestments, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Securities Available-for-Sale

U.S. Government and Agencies	$304,512	$380,869
Other Bonds and Equity Securities	21,284	43,180
Mortgage-backed Securities	232,858	185,757

Total Securities Available-for-Sale	$558,654	$609,806

Securities Held-to-Maturity

U.S. Government and Agencies	$159,948	$186,324
Mortgage-backed Securities	134,406	159,045

Total Securities Held-to-Maturity	$294,354	$345,369

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $558.7 million at September 30, 2005, a decrease of 8.4% from December 31, 2004. The portfolio decreased mainly because of contraction in the balance sheet. The mix of mortgage-backed securities increased mainly as a result of an initiative to increase the yield on the available-for-sale portfolio and further diversify the portfolio. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average remaining life of 2.4 years.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $294.4 million on September 30, 2005, a decrease of 14.8% from the total on December 31, 2004. The portfolio decreased mainly because of a contraction in the balance sheet. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an estimated weighted average remaining life of 3.1 years.
Other Assets
Other Assets increased by $7.9 million or 25.9%. Other Assets increased mainly because of an increase in deferred tax assets associated with the increase in unrealized available-for-sale losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Deposits and Borrowed Funds
On September 30, 2005, deposits totaled $1.1 billion, representing a 23.1% decrease in total deposits from December 31, 2004. Total deposits decreased primarily as a result of decreases in money market accounts and time deposits. Money market accounts decreased mainly because of an outflow of cyclical corporate and municipal deposits.
Time deposits decreased mainly because of a decreased reliance on time deposits greater than $100 thousand. Borrowed funds totaled $398.2 million compared to $253.6 million at December 31, 2004. Borrowed funds increased primarily from funding requirements from the increase in loan originations and a decrease in deposits.
Subordinated Debentures
Subordinated debentures decreased by $29.6 million because of a previously announced redemption of 8.30% Trust Preferred Securities on January 10, 2005.
Results of Operations
Net Interest Income
For the three-month period ended September 30, 2005, net interest income totaled $9.8 million, a decrease of 7.1% from the comparable period in 2004. The decrease in net interest income for the three-month period is mainly due to a 32 basis point decrease in the net interest margin which was partially offset by a $68 million or 4.6% increase in average earning assets. For the nine-month period ended September 30, 2005, net interest income totaled $30.7 million, a decrease of 1.3% from the comparable period in 2004. The decrease in net interest income for the nine-month period is mainly due to a 14 basis point decrease in the net interest margin which was partially offset by a $60 million or 4.1% increase in average earning assets.
The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.63% for the first nine months of 2005 from 2.77% during the same period in 2004. The Company believes that the net interest margin will continue to be challenged as rates rise. This is mainly the result of deposit and borrowing pricing that has the potential to increase at a faster rate than corresponding asset categories.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2005				September 30, 2004

	Average	Interest	Rate	Average	Interest	Rate
	Balance	Income/	Earned/	Balance	Income/	Earned/
		Expense(1)	Paid		Expense(1)	Paid

	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$653,660	$10,616	6.45%	$554,730	$8,315	6.02%
Securities available-for-sale	578,220	4,895	3.39%	532,039	4,276	3.21%
Securities held-to-maturity	299,645	2,773	3.70%	363,166	3,438	3.79%
Temporary funds	555	5	3.60%	14,587	48	1.32%
Interest bearing deposits in other banks	48	0	4.31%	47	0	.25%

Total interest earning assets	$1,532,128	$18,289	4.76%	$1,464,569	$16,077	4.40%
Non interest-earning assets	118,854			116,114
Allowance for loan losses	(9,511)			(8,790)

Total assets	$1,641,471			$1,571,893

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$241,970	$942	1.58%	$266,029	$524	0.80%
Savings accounts	76,210	73	0.38%	77,953	74	0.38%
Money market accounts	359,106	1,886	2.13%	386,594	1,127	1.18%
Time deposits	254,285	2,174	3.47%	203,470	1,467	2.92%

Total interest-bearing deposits	931,571	5,075	2.21%	934,046	3,192	1.39%
Securities sold under Agreements to repurchase	37,300	225	2.39%	41,030	79	0.78%
Other borrowed funds and Subordinated debentures	271,590	3,215	4.70%	200,952	2,290	4.58%

Total interest-bearing liabilities	1,240,461	8,515	2.72%	1,176,028	5,561	1.90%
Non interest-bearing Liabilities
Demand deposits	278,552			277,911
Other liabilities	16,494			14,352

Total liabilities	1,535,507			1,468,291
Stockholders’ equity	105,964			103,602

Total liabilities & stockholders equity	$1,641,471			$1,571,893

Net interest income		$9,774			$10,516

Net interest spread			2.04%			2.50%

Net yield on earning assets			2.55%			2.87%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2005				September 30, 2004

	Average	Interest	Rate	Average	Interest	Rate
	Balance	Income/	Earned/	Balance	Income/	Earned/
		Expense(1)	Paid		Expense(1)	Paid

	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$627,858	$29,900	6.36%	$536,330	$24,519	6.11%
Securities available-for-sale	588,077	14,829	3.36%	584,459	14,236	3.25%
Securities held-to-maturity	318,871	8,957	3.75%	308,652	8,945	3.86%
Temporary funds	20,319	337	2.21%	65,709	441	0.89%
Interest bearing deposits in other banks	45	0	.82%	0	0	0.00%

Total interest earning assets	$1,555,170	$54,023	4.64%	$1,495,150	$48,141	4.29%
Non interest-earning assets	118,309			120,550
Allowance for loan losses	(9,289)			(8,769)

Total assets	$1,664,190			$1,606,931

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$249,482	$2,445	1.31%	$258,070	$1,493	0.77%
Savings accounts	77,139	218	0.38%	79,996	230	0.38%
Money market accounts	385,003	5,366	1.86%	408,614	3,551	1.16%
Time deposits	261,852	6,169	3.15%	232,283	4,869	2.80%

Total interest-bearing deposits	973,476	14,198	1.95%	978,963	10,143	1.39%
Securities sold under Agreements to repurchase	36,441	455	1.67%	40,011	230	0.77%
Other borrowed funds and Subordinated debentures	250,339	8,692	4.64%	192,140	6,695	4.66%

Total interest-bearing liabilities	1,260,256	23,345	2.48%	1,211,114	17,068	1.88%
Non interest-bearing Liabilities
Demand deposits	282,653			276,824
Other liabilities	16,409			15,417

Total liabilities	1,559,318			1,503,355
Stockholders’ equity	104,872			103,576

Total liabilities & stockholders equity	$1,664,190			$1,606,931

Net interest income		$30,678			$31,073

Net interest spread			2.16%			2.41%

Net yield on earning assets			2.63%			2.77%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 41.825%.

(2)	Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Compared with			Compared with
	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
			Income			Income
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(dollars in thousands)
Interest Income:
Loans	$1,567	$733	2,301	$4,324	$1,057	5,381
Securities available-for-sale	383	236	619	89	504	593
Securities held-to-maturity	(589)	(76)	(665)	291	(279)	12
Temporary funds	(75)	32	(43)	(448)	344	(104)

Total interest income	1,286	925	2,212	4,256	1,626	5,882

Interest expense:
Deposits:
NOW accounts	(51)	470	418	(51)	1,003	952
Savings accounts	(2)	1	(1)	(8)	(4)	(12)
Money market accounts	(85)	844	759	(216)	2,031	1,815
Time deposits	405	302	707	659	641	1,300

Total interest-bearing deposits	267	1,617	1,883	384	3,671	4,055
Securities sold under agreements to repurchase	(8)	154	146	(22)	247	225
Other borrowed funds and Long term debt	833	91	925	2,021	(24)	1,997

Total interest expense	1,092	1,862	2,954	2,382	3,895	6,277

Change in net interest income	194	(936)	(742)	1,875	(2,270)	(395)

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Provision for Loan Losses
For the nine-month period ended September 30, 2005, the loan loss provision was $450 thousand compared to a provision of $150 thousand for the same period last year. Loan loss provision increased mainly because of growth in the loan portfolio. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.55% at December 31, 2004 to 1.44% at September 30, 2005.
Non-Interest Income and Expense
Other operating income for the quarter ended September 30, 2005 was $2.7 million compared to $2.5 million for the third quarter of 2004. The increase was mainly attributable to an increase of $180 thousand in service charges on deposit accounts. Also, insurance gains increased by $126 thousand, lockbox fees decreased by $51 thousand and brokerage commissions decreased by $14 thousand. Service charges on deposit accounts increased mainly because of an increase in overdraft fees associated with a new overdraft fee protection program. The decrease in lockbox fees was mainly attributable to competitive pricing pressures. The decrease in brokerage commissions was primarily the result of decreased transaction volume.
Other operating income for the nine-month period ended September 30, 2005 was $8.3 million compared to $8.0 million for the same period last year. Service charges on deposit accounts increased by $531 thousand, this was mostly offset by a decrease of $121 thousand on net gains on sales of securities, an $138 thousand decrease in lockbox fees, and a $74 thousand decrease from brokerage commissions. Service charges on deposit accounts increased mainly because of an increase in overdraft fees associated with a new overdraft fee protection program. The decrease in lockbox fees was mainly attributable to competitive pricing pressures. The decrease in brokerage commissions was primarily the result of decreased transaction volume.
During the quarter ended September 30, 2005, operating expenses increased by $480 thousand or 5.0% to $10.1 million, from the same period last year. The increase in operating expenses was mainly attributable to an increase of $217 thousand in other expenses, $104 thousand in equipment expense and $84 thousand in occupancy expense. Equipment expense increased mainly as a result of depreciation and service contract costs associated with the addition of lockbox image systems, as well as depreciation associated with the addition to the corporate headquarters. Occupancy expense increased mainly because of depreciation and real estate taxes associated with the addition to the corporate headquarters. Other expenses increased mainly as a result of increases in personnel recruitment, software maintenance and audit and exam fees.
For the nine-month period ended September 30, 2005 operating expenses increased by $2.0 million to $30.2 million. The increase in operating expenses was mainly attributable to an increase of $574 thousand in salaries and employee benefits, $473 thousand in occupancy expense, $447 thousand in equipment expense and $512 thousand in other expenses. Salaries and employee benefits increased as a result of an increase in staff levels and merit increases. Equipment expense increased mainly as a result of depreciation and service contract costs associated with the addition of lockbox image systems, as well as depreciation associated with the addition to the corporate headquarters. Occupancy expense increased mainly because of depreciation and real estate taxes associated with the addition to the corporate headquarters. Other expenses

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
increased mainly as a result of increases in consulting costs associated with the BlackRock contract. Beginning in July, 2005, there will be no additional expenses associated with this contract.
Income Taxes
For the third quarter of 2005, the Company’s income tax expense totaled $0.7 million on pretax income of $2.3 million for an effective tax rate of 32.2%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1.1 million on pretax income of $3.3 million for an effective tax rate of 35.0%. For the nine-month period ended September 30, 2005 the Company’s income taxes totaled $2.7 million on pretax income of $8.3 million for an effective tax rate of 32.4%. For last year’s corresponding period, the Company’s income tax expense totaled $3.9 million on pretax income of $10.7 million for an effective tax rate of 36.0%. The income tax rate decreased for the current quarter and current nine-month period mainly because of a decrease in taxable income which lowers the tax rate at certain thresholds. Also, non-taxable income (insurance income) was at a higher percentage of pretax income compared to last year.

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
The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of the end of the period covered by the quarterly report. Based on this evaluation, the Company has concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and reported to Management (including the principal executive officer and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date of its last evaluation during the third quarter of 2005.

Part II — Other Information

Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds — Not applicable

Item 3	Defaults upon senior securities — Not applicable

Item 4	Submission of matters to a vote of securityholders — Not Applicable

Item 5	Other information — Not Applicable

Item 6	Exhibits and reports on Form 8-K

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

(b) Reports on Form 8-K

On July 14, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on July 12, 2005 announcing the Company’s results for the quarter ended June 30, 2005.

On July 14, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on July 12, 2005 announcing the retirement and appointment as Director Emeritus of Board Member, Henry L. Foster.

On July 14, 2005, the Company filed a Form 8-K in connection with its issuance of a press release on July 12, 2005, announcing that its Board of Directors has approved a stock repurchase program.

On September 19, 2005, the Company filed a Form 8-K in connection with its issuance of a letter to Jacobs Asset Management, LLC containing the Company’s response on a 13D statement filed with the Securities and Exchange Commission on September 16, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2005	Century Bancorp, Inc

/s/ Marshall M. Sloane	/s/ Paul V. Cusick, Jr.

Marshall M. Sloane	Paul V. Cusick, Jr.
Chairman and CEO	Vice President and Treasurer
(Principal Executive Officer)	(Principal Accounting Officer)