Form 10-K
period 2005-12-31
CENTURY BANCORP INC
filed 2006-03-16
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Class A Common Stock, $1.00 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2005 was $106,196,298.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2006:

Class A Common Stock, $1.00 par value 3,479,788 Shares
Class B Common Stock, $1.00 par value 2,061,300 Shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2005 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

The Company

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by a reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate” “continue” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities market and the availability of and costs associated with sources of liquidity.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company, formed in 1969. The Company had total assets of approximately $1.7 billion on December 31, 2005. The Company presently operates 23 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and provides additional corporate office space and an expanded banking floor. The building was substantially completed during the fourth quarter of 2004 and $14,500,000 has been expended in connection with this expansion. The capital expenditure has provided a five-story addition containing approximately 50 thousand square feet of office and branch banking space. Occupancy costs have increased by approximately $960,000 for 2005 as a result of the addition.

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

The acquisition included $192,700,000 in deposits. The acquisition also included a premium paid to Capital Crossing of approximately $3,900,000. This premium was subsequently reduced by a gain of $395,000 from the sale of the acquired Chestnut Hill branch and a rebate of $282,000 for closed accounts at the Boston office.

During the third quarter of 2005, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. The program expires on July 11, 2006.

In 2005, the Company opened a new branch location on State Street in Boston, Massachusetts. In 2004, the Company opened one branch on Albany Street in Boston, Massachusetts.

During the fourth quarter of 2004, the Company announced that it entered into an Investment Management Agreement with Blackrock Financial Management, Inc. for the Company’s Available-For-Sale securities portfolio. During 2005 the Company began experiencing strong loan growth, and believes that reinvesting the investment cash flows in loans will help to achieve improvements in its yield. The expense related to this contract ended June 30, 2005 and the contract terminated January 31, 2006.

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

Also, the Company, through its subsidiary, Century Bancorp Capital Trust, announced the redemption of their 8.30% Trust Preferred Securities, with a redemption date of January 10, 2005. The total amount of this redemption was $29,639,000.

Availability of Company Filings

Under the Securities Exchange Act of 1934, Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission (SEC). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events) and, as required, Form S-4, S-3 and 8-A (Registration Statements). The Company may file additional forms. The SEC maintains an Internet site that contains reports and other information regarding issuers, including the Company, that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and additional shareholder information is available free of charge on the Company’s website: www.century-bank.com.

Employees

As of December 31, 2005, the Company had 288 full-time and 103 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review as of December 2003.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of implementing rules and the National Association of Securities Dealers, Inc. has adopted corporate governance rules that have been approved by the SEC and are applicable to the Company. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management. As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting; that they have made certain disclosures to the Company’s auditors and the Board of Directors about the Company’s disclosure controls and procedures and internal controls over financial reporting, and that they have included information in the Company’s quarterly and annual reports about their evaluation of the Company’s internal controls and whether there have been significant changes in the Company’s internal disclosure controls or in other factors that could significantly affect controls subsequent to the evaluation and whether there have been any significant changes in the Company’s internal controls over financial reporting that have materially affected or reasonably likely to materially affect the Company’s internal controls over finance reporting, and compliance with certain other disclosure objectives. Section 906 of the Sarbanes-Oxley Act requires an additional certification that each periodic report containing financial statements fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information in the report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

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

ITEM 1A.  RISK FACTORS

The risk factors that may affect the Company’s performance and results of operations include the following:

(i) the Company’s business is dependent upon general economic conditions in Massachusetts;

(ii) the Company’s earnings depend to a great extent upon the level of net interest income generated by the Company, and therefore the Company’s results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve;

(iii) the banking business is highly competitive and the profitability of the Company depends upon the Company’s ability to attract loans and deposits in Massachusetts, where the Company competes with a variety of traditional banking companies, some of which have vastly greater resources, and nontraditional institutions such as credit unions and finance companies;

(iv) at December 31, 2005, approximately 57.5% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2005, approximately 32.3% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi) acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States of America generally and in the Company’s markets, which could adversely affect the Company’s financial performance and that of the Company’s borrowers and on the financial markets and the price of the Company’s Class A common stock;

(vii) changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter the Company’s business environment or affect the Company’s operations; and

(viii) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact the Company’s reputation.

These factors, as well as general economic and market conditions in the United States of America, may materially and adversely affect the Company’s performance, results of operations and the market price of shares of the Company’s Class A common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The SEC’s Division of Corporate Finance uses a comment letter process to communicate SEC staff concerns and potential deficiencies to issuers in order to improve disclosure. No comments received by the Company from the SEC during the year ended December 31, 2005 remain unresolved.

ITEM 2.	PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, which have just been expanded, and 12 of the 23 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2006 to 2026. The Company believes that its banking offices are in good condition.

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

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Class A Common Stock of the Company is traded on the NASDAQ National Market system under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2004 is shown on page 8. The Company’s Class B Common Stock is not traded on NASDAQ or any other national securities exchange.

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

(b) Approximate number of equity security holders as of December 31, 2005.

Approximate Number
Title of Class	of Record Holders

Class A Common Stock	348
Class B Common Stock	54

(c) Under the Company’s Articles of Organization, the holders of the Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

	Dividends Per Share
	Class A	Class B

2004
First quarter	$.12	$.06
Second quarter	.12	.06
Third quarter	.12	.06
Fourth quarter	.12	.06
2005
First quarter	$.12	$.06
Second quarter	.12	.06
Third quarter	.12	.06
Fourth quarter	.12	.06

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

The information required herein is shown on page 9.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 11 through 22.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 18 and 19.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 23 through 57.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The principal Executive Officer and principal Financial Officer have evaluated the disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is accumulated and reported to Management (including the principal executive officer and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation. Management’s report on internal control over financial reporting is shown on page 57. The attestation report of the registered public accounting firm is shown on page 56.

ITEM 9B.  OTHER INFORMATION

None.

Financial Highlights

	2005	2004	2003	2002	2001
	(Dollars in thousands, except share data)

FOR THE YEAR
Interest income	$72,811	$65,033	$69,298	$71,124	$67,459
Interest expense	32,820	23,646	23,942	24,718	27,701

Net interest income	39,991	41,387	45,356	46,406	39,758
Provision for loan losses	600	300	450	1,200	1,500

Net interest income after provision for loan losses	39,391	41,087	44,906	45,206	38,258
Other operating income	10,973	10,431	10,009	10,266	8,863
Operating expenses	40,318	37,663	34,272	34,089	30,025

Income before income taxes	10,046	13,855	20,643	21,383	17,096
Provision for income taxes	3,166	4,974	8,963	7,879	6,237

Net income	$6,880	$8,881	$11,680	$13,504	$10,859

Average shares outstanding, basic	5,535,202	5,526,202	5,519,800	5,516,590	5,535,309
Average shares outstanding, diluted	5,548,467	5,553,197	5,548,615	5,534,059	5,541,745
Shares outstanding at year-end	5,535,442	5,534,088	5,524,438	5,517,425	5,515,350
Earnings per share:
Basic	$1.24	$1.61	$2.12	$2.45	$1.96
Diluted	$1.24	$1.60	$2.11	$2.44	$1.96
Dividend payout ratio	31.3%	24.2%	17.2%	13.9%	15.2%
AT YEAR-END
Assets	$1,728,769	$1,833,701	$1,688,911	$1,557,201	$1,271,022
Loans	689,645	580,003	512,314	514,249	462,772
Deposits	1,217,040	1,394,010	1,338,853	1,146,284	888,408
Stockholders’ equity	103,201	104,773	103,728	100,256	84,599
Book value per share	$18.64	$18.93	$18.78	$18.17	$15.34
SELECTED FINANCIAL PERCENTAGES
Return on average assets	.41%	.55%	.74%	1.02%	1.03%
Return on average stockholders’ equity	6.57%	8.61%	11.57%	14.64%	13.70%
Net interest margin, taxable equivalent	2.58%	2.75%	3.08%	3.77%	4.06%
Net (recoveries) charge-offs as a percent of average loans	0.04%	0.01%	0.04%	(0.04)%	0.01%
Average stockholders’ equity to average assets	6.31%	6.38%	6.40%	6.98%	7.49%
Efficiency Ratio	79.1%	72.7%	61.9%	60.1%	61.7%

Per Share Data

	2005, Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$32.00	$35.19	$31.55	$30.35
Low	27.00	30.31	26.00	27.75
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

	2004, Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$32.79	$33.62	$33.74	$37.51
Low	28.15	30.38	29.75	32.80
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of $1.7 billion on December 31, 2005. The Company presently operates 23 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Banks customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

Century Bancorp, Inc. (the “Company”) had net income of $6,880,000 for the year ended December 31, 2005, compared with net income of $8,881,000 for year ended December 31, 2004 and net income of $11,680,000 for the year ended December 31, 2003. Basic earnings per share were $1.24 in 2005, compared to $1.61 in 2004 and $2.12 in 2003. Diluted earnings per share were $1.24 in 2005, compared to $1.60 in 2004 and $2.11 in 2003. The

Company’s earnings in 2005 were negatively impacted by a decrease in net interest income, increases in salary expense as well as costs associated with the Company’s new addition to its corporate headquarters building and the addition of a lockbox image system. The Company believes that the net interest margin will continue to be challenged as rates continue to rise. This is mainly the result of deposit and borrowing pricing that has the potential to increase faster than corresponding asset categories. During 2003, the Company’s earnings were also negatively affected by a net tax charge of $1,183,000 associated with the Real Estate Investment Trust (“REIT”) settlement. This charge was the result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

Total assets were $1,728,769,000 at December 31, 2005, a decrease of 5.7% from total assets of $1,833,701,000 on December 31, 2004.

On December 31, 2005, stockholders equity totaled $103,201,000, compared with $104,773,000 on December 31, 2004. Book value per share decreased to $18.64 at December 31, 2005 from $18.93 on December 31, 2004.

During February 2003, the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and provides additional corporate office space and an expanded banking floor. The building was substantially completed during the fourth quarter of 2004 and $14,500,000 has been expended in connection with this expansion. The capital expenditure has provided a five-story addition containing approximately 50,000 square feet of office and branch banking space. Occupancy costs have increased by approximately $960,000 for 2005 as a result of the addition.

On March 21, 2003, the Company completed the acquisition of Capital Crossing Banks branch office at 1220 Boylston Street, Chestnut Hill, Massachusetts, and substantially all of the retail deposits at Capital Crossings main office at 101 Summer Street, Boston, Massachusetts. Century closed the Chestnut Hill branch and transferred all customers of the branch to its nearby branch office at 1184 Boylston Street, Brookline, Massachusetts. In addition, Century transferred all of the retail deposits from Capital Crossings Summer Street branch to its branch at 24 Federal Street, Boston, Massachusetts. The acquisition included $192,700,000 in deposits. The acquisition also included a premium paid to Capital Crossing of approximately $3,900,000. This premium was subsequently reduced by a gain of $395,000 from the sale of the acquired Chestnut Hill branch and a rebate of $282,000 for closed accounts at the Boston office.

During the third quarter of 2005, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. The program expires on July 11, 2006.

In 2005, the Company opened a new branch location on State Street in Boston, Massachusetts. In 2004, the Company opened one branch on Albany Street in Boston, Massachusetts.

During the fourth quarter of 2004, the Company announced that it entered into an Investment Management Agreement with BlackRock Financial Management, Inc. for the Company’s Available-For-Sale securities portfolio. During 2005 the Company began experiencing strong loan growth, and believes that reinvesting the investment cash flows in loans will help to achieve improvements in its yield. The expense related to this contract ended on June 30, 2005 and the contract terminated January 31, 2006.

Also during the fourth quarter of 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II. Century Bancorp Capital Trust II issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities pay dividends at an annualized rate of 6.65% for the first ten years and then convert to the three-month LIBOR rate plus 1.87% for the remaining twenty years. The total amount of this issuance was $36,083,000. The Company is using the proceeds primarily for general business purposes. Also, the Company, through its subsidiary, Century Bancorp Capital Trust, announced the redemption of their 8.30% Trust Preferred Securities, with a redemption date of January 10, 2005. The total amount of this redemption was $29,639,000.

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

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Managements methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similiar risk characteristics. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category. Loss factors are based on the Company’s historical loss experience, as well as regulatory guidelines.

Specific allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all the contractual interest and principle payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a.) fair value of collateral, (b.) present value of anticipated future cash flows or (c.) the loan’s observable fair market price.

The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances, as well as management’s evaluation of various conditions, including business and economic conditions, delinquency trends, charge-off experience and other quality factors, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainly because they are not identified with specific problem credits.

Management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Company’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentrations and geographic concentrations or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out its portfolio.

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Impaired investment Securities

If a material decline in fair value below the amortized cost basis of an investment security is judged to be ‘‘other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge to earnings. An ‘‘other-than-temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for ‘‘other than temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinder its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies.

The Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity.

Results of Operations and Financial Condition

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

	Year Ended December 31,
	2005			2004			2003
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans(2)	$641,103	$41,274	6.44%	$546,147	$33,384	6.11%	$500,723	$33,134	6.62%
Securities available-for-sale:
Taxable	580,129	19,518	3.36	570,935	18,528	3.25	782,782	28,735	3.67
Tax-exempt	878	22	2.51	61	1	1.64	92	3	3.26
Securities held-to-maturity:
Taxable	311,738	11,635	3.73	319,860	12,296	3.84	162,988	7,152	4.39
Federal funds sold	15,847	362	2.28	69,461	824	1.19	24,730	274	1.11
Interest-bearing deposits in other banks	50	—	0.64	251	—	0.13	30	—	0.58

Total interest-earning assets	1,549,745	72,811	4.70%	1,506,715	65,033	4.32	1,471,345	69,298	4.71%
Non interest-earning assets	118,325			120,306			114,919
Allowance for loan losses	(9,353)			(8,813)			(8,901)

Total assets	$1,658,717			$1,618,208			$1,577,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$237,016	$3,265	1.38%	$250,224	$1,966	0.79%	$260,383	$2,267	0.87%
Savings accounts	76,131	287	0.38	79,037	302	0.38	79,333	319	0.40
Money market accounts	366,622	7,018	1.91	412,220	5,010	1.22	392,066	5,111	1.30
Time deposits	265,310	8,835	3.33	242,791	6,833	2.81	239,189	7,246	3.03

Total interest-bearing deposits	945,079	19,405	2.05	984,272	14,111	1.43	970,971	14,943	1.54
Securities sold under agreements to repurchase	39,746	813	2.05	40,937	331	0.81	51,402	457	0.89
Other borrowed funds and subordinated debentures	268,878	12,602	4.69	194,932	9,204	4.72	170,344	8,542	5.01

Total interest-bearing liabilities	1,253,703	32,820	2.62%	1,220,141	23,646	1.94%	1,192,717	23,942	2.01%
Non interest-bearing liabilities
Demand deposits	283,876			279,361			267,284
Other liabilities	16,463			15,511			16,429

Total liabilities	1,554,042			1,515,013			1,476,430

Stockholders’ equity	104,675			103,195			100,933
Total liabilities & stockholders’ equity	$1,658,717			$1,618,208			$1,577,363

Net interest income(1)		$39,991			$41,387			$45,356

Net interest spread			2.08%			2.38%			2.70%

Net interest margin			2.58%			2.75%			3.08%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 35%.

(2)	Nonaccrual loans are included in average amounts outstanding.

The following table summarizes the year to year changes in the Company’s net interest income resulting from fluctuations in interest rates and volume changes in earning assets and interest-bearing liabilities. Changes due to rate are computed by multiplying the change in rate by the prior year’s volume. Changes due to volume are computed by multiplying the change in volume by the prior year’s rate. Changes in volume and rate that cannot be separately identified have been allocated in proportion to the relationship of the absolute dollar amounts of each change.

	Year Ended December 31,
	2005 Compared with 2004			2004 Compared with 2003
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest income:
Loans	$6,041	$1,849	$7,890	$2,881	$(2,631)	$250
Securities available-for-sale:
Taxable	302	688	990	(7,145)	(3,063)	(10,208)
Tax-exempt	20	1	21	(1)	(1)	(2)
Securities held-to-maturity:
Taxable	(308)	(353)	(661)	6,128	(984)	5,144
Federal funds sold	(903)	440	(463)	529	21	550
Interest-bearing deposits in other banks	—	—	—	1	(1)	—

Total interest income	5,152	2,625	7,777	2,393	(6,659)	(4,266)

Interest expense:
Deposits:
NOW accounts	(109)	1,408	1,299	(86)	(215)	(301)
Savings accounts	(11)	(4)	(15)	(1)	(16)	(17)
Money market accounts	(606)	2,614	2,008	255	(356)	(101)
Time deposits	673	1,329	2,002	108	(521)	(413)

Total interest-bearing deposits	(53)	5,347	5,294	276	(1,108)	(832)
Securities sold under agreements to repurchase	(10)	492	482	(87)	(39)	(126)
Other borrowed funds and subordinated debentures	3,466	(68)	3,398	1,152	(490)	662

Total interest expense	3,403	5,771	9,174	1,341	(1,637)	(296)

Change in net interest income	$1,749	$(3,146)	$(1,397)	$1,052	$(5,022)	$(3,970)

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis decreased 3.4% in 2005 to $39,991,000, compared with $41,387,000 in 2004. The decrease in net interest income for 2005 was mainly due to an 6.2% or a seventeen basis point decrease in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.58% in 2005 from 2.75% in 2004, which had decreased from 3.08% in 2003. The Company believes that the net interest margin will continue to be challenged as rates continue to rise. This is mainly the result of deposit and borrowing pricing that has the potential to increase faster than corresponding asset categories.

Average earning assets were $1,549,745,000 in 2005, an increase of $43,030,000 or 2.9% from the average in 2004, which was 2.4% higher than the average in 2003. Total average securities, including securities available-for-sale and securities held-to-maturity were $892,745,000. The stable securities volume was mainly attributable to a continued shift in asset concentration to loans. An increase in securities rates resulted in higher securities income, which increased 1.1% to $31,175,000. Total average loans increased 17.4% to $641,103,000 after increasing $45,424,000 in 2004. The primary reason for the increase in loans across all of the business lines is due, in large part, to the hiring of additional officers as well as an emphasis on small business loans. The increase in loan volume and increases in loan rates resulted in higher loan income, which increased by 23.6% or $7,890,000 to $41,274,000. Total loan income was $33,134,000 in 2003.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits showed an decrease of 2.7% or $34,678,000 in 2005 after increasing by 2.0% or $25,378,000 in 2004. Deposits decreased in 2005 primarily as a result of a decrease in money market accounts, which decreased by 11% or $45,598,000. Borrowed funds and subordinated debentures increased by 37.9% in 2005 following an increase of 14.4% in 2004. The majority of the Company’s borrowed funds are borrowings from the Federal Home Loan Bank (FHLB) and retail repurchase agreements. Borrowings from the FHLB increased by approximately $69,542,000 and retail repurchase agreements decreased by $1,191,000. Interest expense totaled $32,820,000 in 2005, an increase of $9,174,000 or 38.8% from 2004 when interest expense decreased 1.2% from 2003. This increase in interest expense is due to increases in deposit and borrowed funds rates.

Provision for Loan Loss

The provision for loan losses was $600,000 in 2005, compared with $300,000 in 2004 and $450,000 in 2003. These provisions are the result of managements evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. Additional provisions have been made due to growth in the loan portfolio.

The allowance for loan losses was $9,340,000 at December 31, 2005, compared with $9,001,000 at December 31, 2004. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.35% in 2005 and 1.55% in 2004. The coverage ratio decreased mainly as a result of the continued low levels of problem assets.

Non-performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $949,000 on December 31, 2005, compared with $628,000 on December 31, 2004.

Other Operating Income

During 2005, the Company continued to experience positive results in its fee-based services including fees derived from traditional banking activities such as deposit related services, its automated lockbox collection system and full service securities brokerage offered through Commonwealth Equity Services, Inc., an unaffiliated registered securities broker-dealer and investment adviser.

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

Total other operating income in 2005 was $10,973,000, an increase of $542,000 or 5.2% compared to 2004. This increase followed an increase of $422,000 or 4.2% in 2004, compared to 2003. Service charge income, which continues to be a major area of other operating income with $5,846,000 in 2005, saw an increase of $575,000 compared to 2004. This follows an increase of $489,000 compared to 2003. Service charges on deposit accounts increased mainly because of an increase in overdraft charges associated with a new overdraft fee protection program. Lockbox revenues totaled $2,807,000, down $143,000 in 2005 and a decrease of $236,000 in 2004. This decrease was mainly attributable to competitive pricing pressures. Through Commonwealth Equity Services, Inc., brokerage commissions decreased to $462,000 in 2005, from $670,000 in 2004, primarily as a result of decreased transaction volume. Brokerage commissions increased in 2004 by $91,000 mainly as a result of increased transaction volume.

Operating Expenses

Total operating expenses were $40,318,000 in 2005, compared to $37,663,000 in 2004 and $34,272,000 in 2003.

Salaries and employee benefits expenses increased by $931,000 or 4.0% in 2005, after increasing by 6.9% in 2004. The increases for 2005 and 2004 were mainly attributable to an increase in staff levels and merit increases in salaries.

Occupancy expense increased by $801,000 or 26.7% in 2005, this followed an increase of $349,000 or 13.2% in 2004. The increase in 2005 was mainly attributable to depreciation and real estate taxes associated with the addition to the corporate headquarters as well as full-year costs associated with the opening of one new branch in 2004 and partial year costs associated with the opening of one new branch in 2005. The increase in 2004 was mainly attributable to full-year costs associated with the opening of two new branches in 2003 and the partial year cost associated with the opening of one new branch in 2004. Equipment expense increased by $607,000 or 25.5% in 2005; this followed an increase of $677,000 or 39.8% in 2004. The increase in 2005 was mainly attributable to full-year costs of depreciation and service contract expense associated with the addition of the lockbox image system, as well as depreciation associated with the addition to the corporate headquarters. The increase in 2004 was mainly attributable to increased depreciation and service contract expense associated with the additions of check and lockbox image systems. Other operating expenses increased by $316,000 in 2005, which followed a $862,000 increase in 2004. The increase for 2005 was primarily the result of increased consulting costs associated with the BlackRock contract. The expense related to this contract ended on June 30, 2005 and the contract terminated January 31, 2006. The increase for 2004 was primarily the result of increased legal, audit, personnel recruitment and marketing expense. The costs increased mainly because of compliance related services. Marketing increased because of an increase in advertising.

Provision for Income Taxes

Income tax expense was $3,166,000 in 2005, $4,974,000 in 2004 and $8,963,000 in 2003. The effective tax rate was 31.5% in 2005, 35.9% in 2004 and 43.4% (37.7%, excluding REIT settlement) in 2003. The decrease in the effective tax rate for 2005 and 2004 was mainly attributable to less earnings at the Bank that caused a decrease in both federal and state taxes. The portion of earnings subject to a higher tax rate decreased in 2005 and 2004. The federal tax rate was 34% in 2005 and 35% in 2004. Also, 2005 had a higher proportion of non-taxable income. Included in tax expense for 2003 is a net tax charge of $1,183,000 associated with the REIT settlement. This charge was the result of an agreement with the Massachusetts DOR settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

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

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income(1)

+300	(13.1)%
+200	(8.6)%
+100	(4.3)%
−100	1.1%
−200	1.5%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $152,679,000 on December 31, 2005, compared with $238,235,000 on December 31, 2004. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $103,201,000 at December 31, 2005, compared with $104,773,000 at December 31, 2004. The decrease in 2005 was primarily the result of a decrease in accumulated other comprehensive income somewhat offset by earnings less dividends paid.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 15.46% and 12.11%, respectively, and total capital-to-risk assets ratio of 16.48% and 13.13%, respectively at December 31, 2005. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 2005, the Company and the Bank exceeded this requirement with leverage ratios of 8.58% and 6.72%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2005.

Contractual Obligations and Commitments by Maturity

	Payments Due — by Period
		Less than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

FHLB advances	$298,656	$197,156	$22,000	$63,500	$16,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	16,978	1,457	3,083	3,255	9,183
Lease obligations	5,342	1,081	1,964	1,344	953
Other
Treasury, tax and loan	1,418	1,418	—	—	—
Customer repurchase agreements	50,010	50,010	—	—	—

Total contractual cash obligations	$408,487	$251,122	$27,047	$68,099	$62,219

	Amount of Commitment Expiring — by Period
		Less than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

Lines of credit	$143,533	$27,407	$26,016	$1,769	$88,341
Standby letters of credit	10,272	3,915	390	5,200	767
Other commitments	62,217	13,369	35,966	2,199	10,863

Total commitments	$216,022	$44,691	$62,372	$9,168	$99,971

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments, standby letters of credit and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments with off-balance sheet risk at December 31,are as follows:

Contract or Notational Amount	2005	2004
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$1,814	$2,511
Standby letters of credit	10,272	11,195
Unused lines of credit	143,533	118,008
Unadvanced portions of construction loans	52,469	33,754
Unadvanced portions of other loans	7,934	10,907

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

Recent Accounting Developments

FASB Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

In November 2005, the FASB issued FSP FAS 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Additionally, the FSP addresses accounting considerations subsequent to the recognition of other-than-temporarily impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Other-than-temporary impairment per FSP FAS 115-1 and FAS 124-1 require an investor to apply other existing guidance that is pertinent to the determination of whether an impairment is other than temporary rather than the evaluation guidance set forth in EITF 03-1. The guidance does require an impairment charge to be recognized in the current period if it is determined that a security will be sold in a subsequent period where the fair value is not expected to be fully recovered by the time of sale. This FSP is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoptions of EITF 03-1 and EITF 03-1-1did not have a material impact on the Company’s financial position or results of operations and the Company does not believe that the adoption of FSP FAS 115-1 and 124-1 will have a material impact on the Company’s financial position.

In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS 123R), “Share-Based Payment”. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period).This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company voted to accelerate the vesting of certain unvested “out-of-the-money” stock options awarded to Century Bank employees pursuant to the Century Bancorp, Inc. 2000 and 2004 Employee Stock Option Plans so that they immediately vested as of December 30, 2005. The Board also voted a technical amendment to each of the Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. These amendments avoid classification of the Company’s stock options as liabilities under SFAS 123R.

The Company decided to accelerate the vesting of certain stock options primarily to reduce the non-cash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of SFAS 123R in 2006. SFAS 123R, which becomes effective for the Company on January 1, 2006, is an accounting rule that requires companies to record compensation expense over a stock option’s vesting period, even if the exercise price of a stock option exceeds the current market value of the company’s common stock. There will be no earnings impact in 2006.

On December 30, 2005 the Board vote approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.60 and $31.83 or greater per share. As a consequence of the Board vote, options to purchase 23,950 shares of Century Bancorp Class A common stock became exercisable immediately. The average of the high and low price at which the Company’s common stock traded on December 30, 2005, the date of the Board vote, was $29.28 per share. The Company estimates that, as a result of this accelerated vesting, approximately $190,000 of 2006 non-cash compensation expense will be eliminated that would otherwise have been recognized in the Company’s earnings.

CENTURY BANCORP, INC.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands except share data)

ASSETS
Cash and due from banks (note 2)	$47,626	$36,209
Federal funds sold and interest-bearing deposits in other banks	105,053	202,026

Total cash and cash equivalents	152,679	238,235
Securities available-for-sale, amortized cost $546,524 in 2005 and $614,729 in 2004 (note 3)	532,982	609,806
Securities held-to-maturity, market value $277,769 in 2005 and $343,399 in 2004 (notes 4 and 9)	286,578	345,369
Loans, net (note 5)	689,645	580,003
Less: allowance for loan losses (note 6)	9,340	9,001

Net loans	680,305	571,002
Bank premises and equipment (note 7)	25,228	26,265
Accrued interest receivable	7,127	6,800
Other assets (note 12)	43,870	36,224

Total assets	$1,728,769	$1,833,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$296,696	$280,871
Savings and NOW deposits	239,326	268,317
Money market accounts	279,245	485,006
Time deposits (note 8)	401,773	359,816

Total deposits	1,217,040	1,394,010
Securities sold under agreements to repurchase (note 9)	50,010	38,650
Other borrowed funds (note 10)	304,722	214,906
Subordinated debentures (note 10)	36,083	65,722
Other liabilities	17,713	15,640

Total liabilities	1,625,568	1,728,928
Commitments and contingencies (notes 7, 14 and 15)
Stockholders’ equity (note 11):
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,453,202 shares in 2005 and 3,434,448 shares in 2004	3,453	3,434
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 2,082,240 shares in 2005 and 2,099,640 shares in 2004	2,082	2,099
Additional paid-in-capital	11,416	11,395
Retained earnings	97,338	92,611

	114,289	109,539
Unrealized loses on securities available-for-sale, net of taxes	(8,270)	(3,009)
Additional minimum pension liability, net of taxes	(2,818)	(1,757)

Total accumulated other comprehensive income, net of taxes (note 3)	(11,088)	(4,766)

Total stockholders’ equity	103,201	104,773

Total liabilities and stockholders’ equity	$1,728,769	$1,833,701

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands except share data)

INTEREST INCOME
Loans	$41,274	$33,384	$33,134
Securities available-for-sale	19,540	18,529	28,738
Securities held-to-maturity	11,635	12,296	7,152
Federal funds sold and interest-bearing deposits in other banks	362	824	274

Total interest income	72,811	65,033	69,298
INTEREST EXPENSE
Savings and NOW deposits	3,552	2,268	2,586
Money market accounts	7,018	5,010	5,111
Time deposits (note 8)	8,835	6,833	7,246
Securities sold under agreements to repurchase	813	331	457
Other borrowed funds and subordinated debentures	12,602	9,204	8,542

Total interest expense	32,820	23,646	23,942

Net interest income	39,991	41,387	45,356
Provision for loan losses (note 6)	600	300	450

Net interest income after provision for loan losses	39,391	41,087	44,906
OTHER OPERATING INCOME
Service charges on deposit accounts	5,846	5,271	4,782
Lockbox fees	2,807	2,950	3,186
Brokerage commissions	462	670	579
Net (losses) gains on sales of securities	—	(91)	1
Other income	1,858	1,631	1,461

Total other operating income	10,973	10,431	10,009
OPERATING EXPENSES
Salaries and employee benefits (note 13)	24,197	23,266	21,763
Occupancy	3,798	2,997	2,648
Equipment	2,987	2,380	1,703
Other (note 16)	9,336	9,020	8,158

Total operating expenses	40,318	37,663	34,272

Income before income taxes	10,046	13,855	20,643
Provision for income taxes (note 12)	3,166	4,974	7,780
Retroactive REIT settlement (note 12)	—	—	1,183

Net income	$6,880	$8,881	$11,680

SHARE DATA (NOTE 11)
Weighted average number of shares outstanding, basic	5,535,202	5,526,202	5,519,800
Weighted average number of shares outstanding, diluted	5,548,467	5,553,197	5,548,615
Net income per share, basic	$1.24	$1.61	$2.12
Net income per share, diluted	1.24	1.60	2.11

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Changes in Stockholder’s Equity

							Accumulated
	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-in	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
	(Dollars in thousands except share data)

BALANCE, DECEMBER 31, 2002	$3,781	$2,168	$11,123	$81,755	$(5,941)	$(41)	$7,411	$100,256
Net income	—	—	—	11,680	—	—	—	11,680
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $3,200 in taxes	—	—	—	—	—	—	(6,311)	(6,311)

Comprehensive income								5,369
Conversion of Class B Common Stock to Class A Common Stock, 5,010 shares	5	(5)	—	—	—	—	—	—
Stock options exercised, 7,013 shares	7	—	104	—	—	—	—	111
Cash dividends, Class A Common Stock, $0.45 per share	—	—	—	(1,532)	—	—	—	(1,532)
Cash dividends, Class B Common Stock, $0.225 per share	—	—	—	(476)	—	—	—	(476)

BALANCE, DECEMBER 31, 2003	3,793	2,163	11,227	91,427	(5,941)	(41)	1,100	103,728
Net income	—	—	—	8,881	—	—	—	8,881
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $2,741 in taxes	—	—	—	—	—	—	(4,164)	(4,164)
Less: reclassification adjustment for gains included in net income, net of $36 in taxes	—	—	—	—	—	—	55	55
Minimum pension liability adjustment	—	—	—	—	—	—	(1,757)	(1,757)

Comprehensive income								3,015
Conversion of Class B Common Stock to Class A Common Stock, 15,460 shares	16	(16)	—	—	—	—	—	—
Stock options exercised, 9,650 shares	9	—	168	—	—	—	—	177
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,642)	—	—	—	(1,642)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(505)	—	—	—	(505)
Elimination of treasury stock due to change in Massachusetts law (Note 1)	(384)	(48)	—	(5,550)	5,941	41	—	—

BALANCE, DECEMBER 31, 2004	3,434	2,099	11,395	92,611	—	—	(4,766)	104,773
Net income	—	—	—	6,880	—	—	—	6,880
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $3,357 in taxes	—	—	—	—	—	—	(5,261)	(5,261)
Minimum pension liability adjustment	—	—	—	—	—	—	(1,061)	(1,061)

Comprehensive income								558
Conversion of Class B Common Stock to Class A Common Stock, 17,400 shares	17	(17)	—	—	—	—	—	—
Stock options exercised, 1,354 shares	2	—	21	—	—	—	—	23
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,649)	—	—	—	(1,649)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(504)	—	—	—	(504)

BALANCE, DECEMBER 31, 2005	$3,453	$2,082	$11,416	$97,338	—	—	$(11,088)	$103,201

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,880	$8,881	$11,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	300	450
Deferred income taxes	128	470	(1,416)
Net depreciation and amortization	3,348	1,848	1,754
(Increase) decrease in accrued interest receivable	(327)	1,650	920
Increase in other assets	(3,646)	(4,368)	(6,639)
Loans originated for sale	—	—	(267)
Proceeds from sales of loans	—	—	270
Gain on sales of loans	—	—	(3)
Loss (gain) on sales of securities available-for-sale		91	(1)
Increase (decrease) in other liabilities	299	1,699	(6,614)

Net cash provided by operating activities	7,282	10,571	134
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls/maturities of securities available-for-sale	180,317	389,172	665,635
Proceeds from sales of securities available-for-sale	—	88,198	—
Purchase of securities available-for-sale	(112,235)	(390,398)	(616,783)
Proceeds from calls/maturities of securities held-to-maturity	60,950	56,930	125,254
Purchase of securities held-to-maturity	(2,022)	(204,309)	(195,991)
(Decrease) increase in investments purchased payable	—	(29,330)	(13,739)
Net (increase) decrease in loans	(110,369)	(67,639)	2,102
Capital expenditures	(1,916)	(6,728)	(10,217)

Net cash provided by (used in) investing activities	14,725	(164,104)	(43,739)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposit accounts	41,957	199	137,292
Net (decrease) increase in demand, savings, money market and NOW deposits	(218,927)	54,958	55,277
Net proceeds from the exercise of stock options	23	177	112
Cash dividends	(2,153)	(2,147)	(2,008)
Net increase (decrease) in securities sold under agreements to repurchase	11,360	(1,400)	(11,750)
Net increase (decrease) in other borrowed funds	89,816	78,577	(33,091)
Issuance (retirement) of subordinated debentures	(29,639)	36,083	889

Net cash (used in) provided by financing activities	(107,563)	166,447	146,721

Net (decrease) increase in cash and cash equivalents	(85,556)	12,914	103,116
Cash and cash equivalents at beginning of year	238,235	225,321	122,205

Cash and cash equivalents at end of year	$152,679	$238,235	$225,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$33,369	$23,165	$24,102
Income taxes	3,050	4,600	15,632
Change in unrealized gains on securities available-for-sale, net of taxes	$(5,261)	$(4,109)	$(6,311)

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

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

The Company also owns 100% of Century Bancorp Capital Trust II (CBCT II). The entity is an unconsolidated subsidiary of the Company.

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

Material estimates that are susceptible to change in the near-term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on independent appraisals and review of other factors associated with the loans. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

LOANS

Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued are designated non-accrual loans. When a loan is placed on non-accrual, all income which has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan fees is discontinued. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and income. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan depending on management’s evaluation as to the collectibility of principal.

Loan origination fees and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate. This method applies to all loans, uncollateralized, as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Loans are charged-off when management believes that the collectibility of the loan’s principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

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

Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	December 31,
	2005	2004	2003
	(Dollars in thousands,
	except share data)

Net income:
As reported	$6,880	$8,881	$11,680
Less:
Pro forma stock based compensation cost (net of tax):	$282	$151	$140

Pro forma and diluted	$6,598	$8,730	$11,540
Basic earning per share
As reported	$1.24	$1.61	$2.12
Pro forma	$1.19	$1.58	$2.09
Diluted earnings per share
As reported	$1.24	$1.60	$2.11
Pro forma	$1.19	$1.57	$2.08

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2004	2003

Dividend yields	1.59%	1.69%
Expected life	9 years	8 years
Expected volatility	28%	26%
Risk-free interest rate	3.95%	3.78%

On December 30, 2005 the Board vote approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.60 and $31.83 or greater per share. As a consequence of the Board vote, options to purchase 23,950 shares of Century Bancorp Class A common stock became exercisable immediately. The average

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

of the high and low price at which the Company’s common stock traded on December 30, 2005, the date of the Board vote, was $29.28 per share. The Company estimates that, as a result of this accelerated vesting, approximately $190,000 of 2006 non-cash compensation expense will be eliminated that would otherwise have been recognized in the Company’s earnings.

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

TREASURY STOCK

Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act, provisions of which eliminate the concept of treasury stock and provide that shares reaquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, the Company has reclassified, for the balance sheets presented, shares previously classified as treasury shares as a reduction to issued shares of common stock, and, accordingly, adjusted the stated value of common stock and paid in capital. At December 31, 2004 the Company had 431,150 shares at a cost of $5,982,000 previously classified as treasury stock.

PENSION

The Bank provides pension benefits to its employees under a noncontributory, defined benefit plan which is funded on a current basis in compliance with the requirements at the Employee Retirement Income Security Act of 1974 (ERISA) and recognizes costs over the estimated employee service period.

2.	Cash and Due From Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $746,000 at December 31, 2005 and $725,000 at December 31, 2004.

3.	Securities Available-for-Sale

	December 31, 2005				December 31, 2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government and Agencies	$301,914	—	$7,782	$294,132	$384,504	$182	$3,824	$380,862
Mortgage Backed Securities	224,256	24	5,728	218,552	187,170	165	1,577	185,758
Obligations of states and political subdivisions	807	—	—	807	499	—	—	499
FHLB Stock	16,312	—	—	16,312	13,895	—	—	13,895
Other	3,235	46	102	3,179	28,661	174	43	28,792

	$546,524	$70	$13,612	$532,982	$614,729	$521	$5,444	$609,806

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government and Agencies	$674,766	$3,981	$2,253	$676,494
Mortgage Backed Securities	8,977	209	145	9,041
Obligations of states and political subdivisions	—	—	—	—
FHLB Stock	13,084	—	—	13,084
Other	4,617	278	179	4,716

	$701,444	$4,468	$2,577	$703,335

Included in U.S. Government and Agencies is one U.S. Government security totalling $2,000,000 with gross unrealized gains (losses) totalling ($21,000), ($5,000) and $6,000 in 2005, 2004 and 2003, respectively. Also included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $53,774,000 at December 31, 2005. Also included are securities pledged for borrowing at the Federal Home Loan Bank amounting to $262,051,000 at December 31, 2005.

The following table shows the temporarily impaired securities of the Company’s securities available-for-sale portfolio at December 31, 2005. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 22 and 99 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively out of a total of 178 holdings at December 31,2005. The Company believes that the investments are temporarily impaired.

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government and Agencies	$16,636	$346	$277,496	$7,436	$294,132	$7,782
Mortgage Backed Securities	72,786	1,308	144,913	4,420	217,699	5,728
Other	132	16	1,464	86	1,596	102

Total temporarily impaired securities	$89,554	$1,670	$423,873	$11,942	$513,427	$13,612

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

CENTURY BANCORP, INC.

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

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government and Agencies	$238,849	$3,064	$29,232	$760	$268,081	$3,824
Mortgage Backed Securities	161,567	1,436	4,258	141	165,825	1,577
Other	25,990	12	1,519	31	27,509	43

Total temporarily impaired securities	$426,406	$4,512	$35,009	$932	$461,415	$5,444

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

The following tables show the contractual maturity distribution of the Company’s securities available-for-sale at December 31, 2005 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

					Obligations
					of States and
			Mortgage		Political				Estimated
	U.S. Government		Backed		Subdivisions				Fair
	and Agencies	Yield	Securities	Yield	and Other	Yield	Total	Yield	Value
	(Dollars in thousands)

December 31, 2005
Within one year	$74,997	2.29%	$—	0.00%	$907	3.36%	$75,904	2.30%	$74,785
After one but within five years	226,917	3.09%	220,544	3.97%	600	4.20%	448,061	3.52%	435,898
After five but within ten years	—	0.00%	3,713	3.52%	—	0.00%	3,713	3.52%	3,499
Non-maturing	—	0.00%	—	0.00%	18,846	4.30%	18,846	4.30%	18,800

	$301,914	2.89%	$224,257	3.96%	$20,353	4.25%	$546,524	3.38%	$532,982

The actual maturities of mortgage backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations.

The weighted average remaining life of investment securities available-for-sale at December 31, 2005, 2004 and 2003 was 2.3, 2.7 and 3.5 years, respectively. Included in the weighted average remaining life calculation at December 31, 2005 and 2004 there were $15,000,000 and $134,100,000 respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The Bank realized gross gains in 2004 and 2003 of $693,000 and $0, respectively. The Bank realized gross losses in 2004 and 2003 of $784,000 and $1,000, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Investment Securities Held-to-Maturity

	December 31, 2005				December 31, 2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government Agencies	$159,952	$—	$4,770	$155,182	$186,324	$175	$1,609	$184,890
Mortgage Backed Securities	126,626	109	4,148	122,587	159,045	589	1,125	158,509
Other	—	—	—	—	—	—	—	—

	$286,578	$109	$8,918	$277,769	$345,369	$764	$2,734	$343,399

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government Agencies	$6,400	$278	$—	$6,678
Mortgage Backed Securities	191,447	1,548	908	192,087
Other	25	—	—	25

	$197,872	$1,826	$908	$198,790

Included in U.S. Government Agencies securities are securities pledged to secure public deposits amounting to $6,000,000 at December 31, 2005. Also included are securities pledged for borrowing at the Federal Home Loan Bank amounting to $124,632,000 at December 31, 2005.

The following table shows the temporarily impaired securities of the Company’s securities held-to-maturity portfolio at December 31, 2005. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 20 and 64 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively out of a total of 91 holdings at December 31, 2005. The Company believes that the investments are temporarily impaired.

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Agencies	$19,561	$407	$135,621	$4,363	$155,182	$4,770
Mortgage Backed Securities	29,740	624	89,038	3,524	118,778	4,148

Total temporarily impaired securities	$49,301	$1,031	$224,659	$7,887	$273,960	$8,918

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

CENTURY BANCORP, INC.

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

	December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Agencies	$133,367	$1,609	$—	$—	$133,367	$1,609
Mortgage Backed Securities	74,165	673	15,678	452	89,843	1,125

Total temporarily impaired securities	$207,532	$2,282	$15,678	$452	$223,210	$2,734

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

The following tables show the contractual maturity distribution of the Company’s securities held-to-maturity at December 31, 2005 and the weighted average yields of securities, which are based on the amortized cost, calculated on a fully taxable equivalent basis.

	U.S.		Mortgage				Estimated
	Government		Backed				Market
	Agencies	Yield	Securities	Yield	Total	Yield	Value
	(Dollars in thousands)

Within one year	$—	0.00%	$297	6.52%	$297	6.52%	$302
After one but within five years	159,952	3.27%	117,230	4.20%	277,182	3.67%	268,793
After five but within ten years	—	0.00%	9,099	4.04%	9,099	4.04%	8,674

	$159,952	3.27%	$126,626	4.20%	$286,578	3.68%	$277,769

The actual maturities of mortgage backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities due to the ability of the assuers to prepay underlying obligations.

The weighted average remaining life of investment securities held-to-maturity at December 31, 2005, 2004 and 2003 was 3.0, 3.3 and 3.5 years, respectively. Included in the weighted average remaining life calculation at December 31, 2005 and 2004 there were $5,000,000 and $139,900,000 respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

and consumer loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate market in the borrowers’ geographic areas and the general economy.

The following summary shows the composition of the loan portfolio at the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Construction and land development	$58,846	8.5%	$51,918	9.0%	$34,121	6.7%	$33,155	6.4%	$39,256	8.5%
Commercial and industrial	94,139	13.7%	71,962	12.4%	39,742	7.8%	46,044	9.0%	59,162	12.8%
Industrial revenue bonds	—	0.0%	—	0.0%	—	0.0%	—	0.0%	48	0.0%
Commercial real estate	302,279	43.8%	258,524	44.6%	293,781	57.3%	291,598	56.7%	241,419	52.2%
Residential real estate	146,355	21.2%	118,223	20.4%	86,780	16.9%	92,291	17.9%	88,450	19.1%
Consumer	9,977	1.5%	8,607	1.5%	8,025	1.6%	8,169	1.6%	7,701	1.7%
Home Equity	76,710	11.1%	69,957	12.0%	49,382	9.6%	41,527	8.1%	26,016	5.6%
Overdrafts	1,339	0.2%	812	0.1%	483	0.1%	1,465	0.3%	720	0.1%

	$689,645	100.0%	$580,003	100.0%	$512,314	100.0%	$514,249	100.0%	$462,772	100.0%

At December 31, 2005, 2004, 2003, 2002 and 2001 loans were carried net of discounts of $4,000, $20,000, $138,000, $492,000, and $969,000 respectively. Included in these amounts at December 31, 2005, 2004, 2003, 2002 and 2001, residential real estate loans were carried net of discounts of $0, $16,000, $133,000, $487,000 and $959,000 respectively, associated with the acquisition of loans from another financial institution. Net deferred loan fees of $482,000, $485,000, $389,000, $315,000, and $389,000 were carried in 2005, 2004, 2003, 2002 and 2001 respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2005. The table excludes loans secured by one-to-four family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

	Remaining Maturities of Selected Loans at
	December 31, 2005
	One Year	One to Five	Over
	or Less	Years	Five Years	Total
	(Dollars in thousands)

Construction and land development	$19,973	$31,270	$7,603	$58,846
Commercial and industrial	39,999	46,011	8,129	94,139
Commercial real estate	34,762	107,441	160,076	302,279

Total	$94,734	$184,722	$175,808	$455,264

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table indicates the rate variability of the above loans due after one year.

	December 31, 2005
	One to Five	Over
	Years	Five Years	Total
	(Dollars in thousands)

Predetermined interest rates	$111,403	$26,869	$138,272
Floating or adjustable interest rates	73,319	148,939	222,258

Total	$184,722	$175,808	$360,530

The Company’s commercial and industrial (C&I) loan customers represent various small and middle market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The Bank is placing greater emphasis on building its C&I base in the future. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration to any one business sector and loan risks are generally diversified among many borrowers.

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

Residential real estate (1-4 family) includes two categories of loans. Approximately $10,322,000 of loans are classified as “Commercial and Industrial” type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. As of December 31, 2005, the Company was obligated to advance a total of $52,469,000 to complete projects under construction.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The composition of non-accrual loans and impaired loan agreements is as follows:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Loans on non-accrual	$949	$628	$1,175	$511	$423
Impaired loans on non-accrual included above	$886	$452	$1,137	$487	$292
Total recorded investment in impaired loans	$886	$964	$1,618	$1,116	$1,089
Average recorded value of impaired loans	$1,384	$1,156	$2,043	$1,273	$2,149
Loans 90 days past due and still accruing	$—	$160	$—	$—	$9
Interest income on non-accrual loans according to their original terms	$75	$66	$100	$50	$43
Interest income on non-accrual loans actually recorded	$—	$—	$70	$—	$32
Interest income recognized on impaired loans	$202	$105	$116	$60	$116

The composition of impaired loans at December 31, is as follows:

	2005	2004	2003	2002	2001

Residential real estate, multi-family	$—	$512	$541	$629	$656
Construction and land development	675	—	—	—	—
Commercial real estate	—	—	—	487	433
Commercial and industrial	211	452	1,077	—	—

Total impaired loans	$886	$964	$1,618	$1,116	$1,089

There were no impaired loans with specific reserves from December 31, 2000 through December 31, 2005 and in the opinion of management, none of the above listed impaired loans required a specific reserve.

The Company was servicing mortgage loans sold to others without recourse of approximately $1,078,000, $1,538,000, $2,397,000, $4,444,000 and $6,888,000 at December 31, 2005, 2004, 2003, 2002 and at December 31, 2001 respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $80,000, $86,000, $183,000, $194,000, and $338,000 at December 31, 2005, 2004, 2003, 2002 and at December 31, 2001 respectively.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2005.

Balance at		Repayments	Balance at
December 31, 2004	Additions	and Deletions	December 31, 2005
(Dollars in thousands)

$1,482	$743	$289	$1,936

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

real estate loan portfolios. This independent review was performed in each of the past five years. The status of delinquent loans, as well as situations identified as potential problems, are reviewed on a regular basis by senior management and monthly by the Board of Directors of the Company.

The relatively low level of nonperforming assets of $949,000 in 2005 and $628,000 in 2004 resulted from fewer additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans.

In addition to the above, as of December 31, 2005, the Company continues to monitor closely $14,077,000 of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2005, although such values can fluctuate with changes in the economy and the real estate market.

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Year-end loans outstanding (net of unearned discount)	$689,645	$580,003	$512,314	$514,249	$462,772

Average loans outstanding (net of unearned discount)	$641,103	$546,147	$500,723	$488,465	$443,395

Balance of allowance for loan losses at the beginning of year	$9,001	$8,769	$8,506	$7,112	$5,662

Loans charged-off:
Commercial	$366	$1	$240	$—	$27
Commercial real estate	—	—	—	58	343
Residential real estate	—	194	—	—	12
Consumer	324	113	125	87	55

Total loans charged-off	690	308	365	145	437

Recovery of loans previously charged-off:
Commercial	75	117	127	276	154
Real estate	235	103	29	—	184
Consumer	119	20	22	63	49

Total recoveries of loans previously charged off:	429	240	178	339	387

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Net loan charge-offs (recoveries)	261	68	187	(194)	50
Additions to allowance charged to operating expense	600	300	450	1,200	1,500

Balance at end of year	$9,340	$9,001	$8,769	$8,506	$7,112

Ratio of net charge-offs during the year to average loans outstanding	0.04%	0.01%	0.04%	(0.04)%	0.01%

Ratio of allowance for loan losses to loans outstanding	1.35%	1.55%	1.71%	1.65%	1.54%

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

The allowance for loan losses is an estimate of the amount needed for an adequate reserve related to the inherent risk of loss. This amount is determined by an evaluation of the loan portfolio including input from an independent organization engaged to review selected larger loans, a review of loan loss experience and current economic conditions. At December 31 of each year the allowance was comprised of the following:

	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Construction and land development	$1,014	8.5%	$806	9.0%	$563	6.7%	$303	6.4%	$402	8.5%
Commercial and industrial	1,575	13.7	1,232	12.4	895	7.8	832	9.0	971	12.8
Commercial real estate	4,131	43.8	3,626	44.6	4,182	57.3	3,131	56.7	2,554	52.2
Residential real estate	778	21.2	628	20.4	551	16.9	556	17.9	498	19.1
Consumer and other	173	1.7	144	1.6	130	1.7	147	1.9	130	1.8
Home equity	600	11.1	546	12.0	385	9.6	321	8.1	203	5.6
Unallocated	1,069		2,019		2,063		3,216		2,354

	$9,340	100.0%	$9,001	100.0%	$8,769	100.0%	$8,506	100.0%	$7,112	100.0%

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Bank Premises and Equipment

	December 31,
	2005	2004	2003	Estimated Useful Life
	(Dollars in thousands)

Land	$3,650	$3,650	$3,650	—
Bank premises	16,916	6,198	6,198	30-39 years
Construction in progress (note 14)	—	11,766	7,506
Furniture and equipment	22,726	19,740	17,969	3-10 years
Leasehold improvements	5,102	5,083	4,446	30-39 years or lease term

	48,394	46,437	39,769
Accumulated depreciation and amortization	(23,166)	(20,172)	(18,180)

	$25,228	$26,265	$21,589

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $1,076,000, $1,084,000 and $886,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2005 were as follows:

Year	Amount
(Dollars in thousands)

2006	$1,081
2007	1,017
2008	947
2009	743
2010	601
Thereafter	953

$5,342

8.	Deposits

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Time Deposits as of December 31, are as follows:

	2005	2004	2003
	(Dollars in thousands)

Three months or less	$205,722	$206,518	$207,180
Three months through six months	46,398	36,323	33,011
Six months through twelve months	60,677	36,059	52,640
Over twelve months	88,976	80,916	66,786

	$401,773	$359,816	$359,617

Time Deposits of $100,000 or more as of December 31, are as follows:

	2005	2004	2003
	(Dollars in thousands)

Three months or less	$181,146	$169,423	$165,198
Three months through six months	27,455	15,576	2,852
Six months through twelve months	20,317	7,866	8,003
Over twelve months	30,383	20,428	3,759

	$259,301	$213,293	$179,812

9.	Securities Sold Under Agreements to Repurchase

	2005	2004	2003
	(Dollars in thousands)

Amount outstanding at December 31,	$50,010	$38,650	$40,500
Weighted average rate at December 31,	3.05%	0.97%	0.77%
Maximum amount outstanding at any month end	$52,680	$49,700	$58,830
Daily average balance outstanding during the year	$39,746	$40,937	$51,402
Weighted average rate during the year	2.05%	0.81%	0.89%

Amounts outstanding at December 31, 2005, 2004, and 2003 carried maturity dates of the next business day. U.S. Government and Agency securities with a total book value of $52,009,000, $39,460,000, and $40,560,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2005, 2004, and 2003, respectively. The approximate market value of the collateral at those dates was $50,328,000, $38,989,000, and $40,638,000, respectively.

10.	Other Borrowed Funds and Subordinated Debentures

	2005	2004	2003
	(Dollars in thousands)

Amount outstanding at December 31,	$340,805	$280,628	$165,968
Weighted average rate at December 31,	4.79%	4.62%	4.86%
Maximum amount outstanding at any month end	$393,734	$280,628	$233,600
Daily average balance outstanding during the year	$268,878	$194,932	$170,344
Weighted average rate during the year	4.69%	4.72%	5.01%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank (“FHLB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank and

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

residential mortgages held in the Bank’s portfolio. The Bank’s borrowing capacity at the Federal Home Loan Bank at December 31, 2005 was approximately $320,256,000 based on levels of FHLB stock held and mix of overnight and term advances on that date. In addition, the Bank has a $14,500,000 line of credit with the FHLB. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates is as follows:

	December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within 1 year	$197,156	4.15%	$105,000	2.22%	$35,000	1.55%
Over 1 year to 2 years	2,500	3.66%	1,120	7.20%	—	0.00%
Over 2 years to 3 years	19,500	5.38%	—	0.00%	1,178	7.20%
Over 3 years to 5 years	63,500	5.72%	51,500	5.25%	19,500	5.38%
Over 5 years	16,000	4.43%	55,500	5.32%	78,500	5.40%

Total	$298,656	4.58%	$213,120	3.79%	$134,178	4.41%

SUBORDINATED DEBENTURES

In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, their 8.30% Trust Preferred Securities, January 10, 2005.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities pay dividends at an annualized rate of 6.65% for the first ten years and then convert to the three-month LIBOR rate plus 1.87% for the remaining twenty years. The Company is using the proceeds primarily for general business purposes.

OTHER BORROWED FUNDS

The Bank had $4,500,000 of overnight federal funds purchased on December 31, 2005. This borrowing carried an interest rate at 4.00%.

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. This amount totaled $1,418,000 and $1,638,000 at December 31, 2005 and 2004, respectively.

The Bank also has an outstanding loan in the amount of $148,000 borrowed against the cash value of a whole life insurance policy for a key executive of the bank.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

EARNINGS PER SHARE (EPS)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2005, 2004 and 2003 was an increase of 13,265, 26,995 and 28,815 shares, respectively.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provides for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 130,133 options exercisable at December 31, 2005.

Stock option activity under the plan is as follows:

	December 31, 2005		December 31, 2004		December 31, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	$131,787	$26.65	95,062	$22.84	67,000	$19.52
Granted	—	—	47,050	32.64	35,750	27.58
Cancelled	(300)	28.56	(675)	26.68	(675)	15.49
Exercised	(1,354)	16.82	(9,650)	18.31	(7,013)	15.93

Outstanding at end of year	130,133	$26.74	131,787	$26.65	95,062	$22.84

Exercisable at end of year	130,133	$26.74	67,486	$22.22	42,399	$18.65

Available to be granted at end of year	149,775		149,475		45,850

Weighted average fair value of options granted during the year	NA		$10.69		$6.84

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2005, the 130,133 options outstanding have exercise prices between $15.063 and $35.010, with a weighted average exercise price at $26.74 and a weighted average remaining contractual life of 6 years.

The Bank and the Company are subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and the Company’s financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank and the Company must meet specific capital guidelines that involve quantitative measures of the Bank and the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank and the Company’s capital amounts and classification are also qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank and the Company meet all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk- based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To be Well Capitalized
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total Capital (to risk-weighted assets)	$119,839	13.13%	$73,001	8.00%	$91,251	10.00%
Tier 1 capital (to risk-weighted assets)	110,499	12.11%	36,500	4.00%	54,751	6.00%
Tier 1 capital (to 4th Qtr. average assets)	110,499	6.72%	65,729	4.00%	82,162	5.00%
As of December 31, 2004
Total Capital (to risk-weighted assets)	116,698	13.47%	69,312	8.00%	86,640	10.00%
Tier 1 capital (to risk-weighted assets)	107,697	12.43%	34,656	4.00%	51,984	6.00%
Tier 1 capital (to 4th Qtr. average assets)	107,697	6.54%	65,835	4.00%	82,294	5.00%

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total Capital (to risk-weighted assets)	$150,603	16.48%	$73,108	8.00%	$91,385	10.00%
Tier 1 capital (to risk-weighted assets)	141,263	15.46%	36,554	4.00%	54,831	6.00%
Tier 1 capital (to 4th Qtr. average assets)	141,263	8.58%	65,821	4.00%	82,276	5.00%
As of December 31, 2004
Total Capital (to risk-weighted assets)	174,984	20.14%	69,503	8.00%	86,879	10.00%
Tier 1 capital (to risk-weighted assets)	136,311	15.69%	34,752	4.00%	52,127	6.00%
Tier 1 capital (to 4th Qtr. average assets)	136,311	8.27%	65,940	4.00%	82,425	5.00%

12.	Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2005	2004	2003
	(Dollars in thousands)

Current expense:
Federal	$2,842	$4,277	$5,783
State	196	227	4,596

Total current expense	3,038	4,504	10,379

Deferred expense (benefit):
Federal	117	427	102
State	11	43	(1,518)

Total deferred expense (benefit)	128	470	(1,416)

Provision for income taxes	$3,166	$4,974	$8,963

Income tax accounts included in other assets at December 31 are as follows:

	2005	2004
	(Dollars in thousands)

Currently receivable	$486	$474
Deferred income tax asset, net	12,509	8,518

	$12,995	$8,992

Income tax expense for the years presented is different from the amounts computed by applying the statutory Federal income tax rate of 35% for 2005 and 35% for 2004 and 2003 to income before Federal income taxes. The

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

following tabulation reconciles Federal income tax expense based on statutory rates to the actual income tax expense for the years ended December 31:

	2005	2004	2003
	(Dollars in thousands)

Federal income tax expense at statutory rates	$3,516	$4,849	$7,225
State income tax, net of federal income tax benefit	135	176	2,001
Insurance gains	(356)	(260)	(159)
Effect of tax-exempt interest	(8)	—	(1)
Other	(121)	209	(103)

	$3,166	$4,974	$8,963

Effective tax rate	31.5%	35.9%	43.4%

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2005	2004
	(Dollars in thousands)

Deferred income tax assets:
Allowance for loan losses	$3,907	$3,765
Deferred compensation	4,136	3,855
Unrealized loss on securities available-for-sale	5,271	1,914
Unrecognized SERF liability	2,026	1,264
Acquisition premium	380	721
Investments writedown	33	33
Deferred gain	156	176
Other	1	8

Gross deferred income tax asset	15,910	11,736

Deferred income tax liabilities:
Accrued dividends	(70)	(41)
Depreciation	(1,191)	(1,277)
Limited partnerships	(2,048)	(1,836)
Other	(92)	(64)

Gross deferred income tax liability	(3,401)	(3,218)

Deferred income tax asset net	$12,509	$8,518

During 2003, the Company incurred a net tax charge of $1,183,000 associated with the Real Estate Investment Trust (“REIT”) settlement. This charge was the result of an agreement with the Massachusetts Department of Revenue (“DOR”) settling a dispute related to taxes that the DOR claimed were owed from the Company’s REIT.

Based on the Company’s historical and current pretax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2005. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can effect

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

13.	Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Plan”), which is offered to all employees reaching minimum age and service requirements. Stability in the size of the work force, modest increases in compensation expense offset by lower accruals for those hired after March 31, 2004 resulted in a decrease in pension cost.

The measurement date for the Plan is September 30 for each year. The benefits expected to be paid in each year from 2006-2010 are $563,000, $572,000, $613,000, $687,000, and $754,000. The aggregate benefits expected to be paid in the five years from 2011-2015 are $4,922,000. The Company plans to contribute $1,480,000 to the Plan in 2006.

The weighted-average asset allocation of pension benefit assets at September 30, were:

Asset Category	2005	2004

Debt Securities	73%	66%
Equity Securities	14%	15%
Other	13%	19%

The Company has a Supplemental Insurance/Retirement Plan (the Supplemental Plan), which is limited to certain officers and employees of the Company. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant. Decreased compensation expense resulted in decreased cost for the Supplemental Plan.

The measurement date for the Supplemental Plan is September 30 for each year. The benefits expected to be paid in each year from 2006-2010 are $894,000, $960,000, $938,000, $916,000, and $898,000. The aggregate benefits expected to be paid in the five years from 2011-2015 are $4,261,000.

			Supplemental Insurance/
	Defined Benefit Pension Plan		Retirement Plan
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$14,076	$13,353	$11,857	$13,368
Service cost	760	714	128	12
Interest cost	914	868	746	869
Actuarial (gain)/loss	2,869	(628)	1,676	(2,331)
Benefits paid	(280)	(231)	(277)	(61)

Benefit obligation at end of year	$18,339	$14,076	$14,130	$11,857

Change in plan assets
Fair value of plan assets at beginning of year	$10,803	$9,285
Actual return on pian assets	282	224
Employer contributions	1,389	1,525
Benefits paid	(280)	(231)

Fair value of plan assets at end of year	$12,194	$10,803

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

			Supplemental Insurance/
	Defined Benefit Pension Plan		Retirement Plan
	2005	2004	2005	2004

(Unfunded) funded status	$(6,145)	$(3,273)	$(14,130)	$(11,857)
Unrecognized prior service benefit (cost)	1,421	1,441	(1,091)	(1,155)
Unrecognized net actuarial loss	(7,401)	(4,216)	(3,062)	(1,437)

Accrued benefit cost	$(165)	$(498)	$(9,977)	$(9,265)

Accumulated benefit obligation	$16,680	$13,037	$13,291	$11,151
Weighted-average assumptions as of December 31
Discount rate — Liability	5.50%	6.50%	5.50%	6.50%
Discount rate — Expense	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$760	$714	$128	$12
Interest cost	914	868	746	869
Expected return on plan assets	(854)	(597)	—	—
Recognized prior service cost	(20)	(4)	64	64
Recognized net losses	256	224	51	174

Net periodic cost	$1,056	$1,205	$989	$1,119

Additional minimum pension liability	$3,135	$2,201	$1,708	$820

Assumptions for expected return on plan assets and discount rates in the Company’s Plan and Supplemental Plan are periodically reviewed. As part of the review, management in consultation with independent consulting actuaries perform an analysis of expected returns based on the plan’s asset allocation. This forecast reflects the Company’s and actuarial firm’s expected return on plan assets for each significant asset class or economic indicator. The range of returns developed relies both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Also, as a part of the review, the Company’s management in consultation with independent consulting actuaries perform an analysis of discount rates based on expected returns of high grade fixed income debt securities.

The Company offers a 401 (k) defined contribution plan for all employees reaching minimum age and service requirements. The pian is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $217,000 for 2005, $211,000 for 2004 and $218,000 for 2003. Administrative costs associated with the plan are absorbed by the Company. The Company does not offer any post retirement programs other than pensions.

14.	Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2005. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operation.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Contract or Notational Amount

	2005	2004
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$1,814	$2,511
Standby letters of credit	10,272	11,195
Unused lines of credit	143,533	118,008
Unadvanced portions of construction loans	52,469	33,754
Unadvanced portions of other loans	7,934	10,907

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Other Operating Expenses

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Marketing	$1,478	$1,403	$1,265
Processing services	1,281	1,379	1,292
Supplies	605	728	775
Telephone	489	583	511
Postage and delivery	820	826	735
Legal and audit	881	812	478
Consulting	616	316	316
Software maintenance/amortization	876	653	743
Insurance	370	316	248
Director’s fees	200	258	270
FDIC assessment	186	198	208
Core deposit tangible amortization	388	388	320
Capital expense amortization	9	—	137
Other	1,137	1,160	860

	$9,336	$9,020	$8,158

17.	Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments.

Excluded from this disclosure are certain financial instruments for which it is not practical to estimate their value and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

CASH AND CASH EQUIVALENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of these assets because of the short-term nature of these financial instruments.

SECURITIES HELD-TO-MATURITY AND SECURITIES AVAILABLE-FOR-SALE

The fair value of these securities, excluding certain state and municipal securities whose fair value is estimated at book value because they are not readily marketable, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

LOANS

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

ACCRUED INTEREST RECEIVABLE AND PAYABLE

The carrying amounts for accrued interest receivable and payable approximate fair values because of the short-term nature of these financial instruments.

DEPOSITS

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

REPURCHASE AGREEMENTS AND OTHER BORROWED FUNDS

The fair value of repurchase agreements and other borrowed funds is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other borrowed funds of similar remaining maturities.

SUBORDINATED DEBENTURES

The fair value of subordinated debentures is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently for other subordinated debentures of similar remaining maturities.

OFF-BALANCE SHEET INSTRUMENTS

The fair values of the Company’s unused lines of credit and unadvanced portions of construction loans, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and fair values of the Company’s financial instruments at December 31, are as follows:

	2005		2004
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$152,679	$152,679	$238,235	$238,235
Securities available-for-sale	532,982	532,982	609,806	609,806
Securities held-to-maturity	286,578	277,769	345,369	343,399
Net loans	680,305	665,515	571,002	565,539
Accrued interest receivable	7,127	7,127	6,800	6,800
Financial liabilities:
Deposits	1,217,040	1,216,610	1,394,010	1,397,901
Repurchase agreement and other borrowed funds	354,732	358,263	253,556	255,036
Subordinated debentures	36,083	35,769	65,722	65,801
Accrued interest payable	1,891	1,891	2,305	2,305
Standby letters of credit	—	118	—	136

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

18.	Quarterly Results of Operations (unaudited)

	2005 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$18,788	$18,289	$18,082	$17,652
Interest expense	9,421	8,533	7,745	7,121

Net interest income	9,367	9,756	10,337	10,531
Provision for loan losses	150	150	150	150

Net interest income after provision for loan losses	9,217	9,606	10,187	10,381
Other operating income	2,633	2,720	2,937	2,683
Operating expenses	10,100	10,067	10,116	10,035

Income before income taxes	1,750	2,259	3,008	3,029
Provision for income taxes	478	727	973	988

Net income	$1,272	$1,532	$2,035	$2,041

Share data:
Average shares outstanding, basic	5,535,442	5,535,388	5,535,317	5,534,651
Average shares outstanding, diluted	5,548,548	5,559,425	5,540,598	5,543,783
Earnings per share, basic	$0.23	$0.28	$0.37	$0.37
Earnings per share, diluted	$0.23	$0.28	$0.37	$0.37

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

	2004 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$16,892	$16,077	$16,102	$15,962
Interest expense	6,578	5,561	5,502	6,005

Net interest income	10,314	10,516	10,600	9,957
Provision for loan losses	150	150	—

Net interest income after provision for loan losses	10,164	10,366	10,600	9,957
Other operating income	2,432	2,501	2,745	2,753
Operating expenses	9,452	9,587	9,560	9,064

Income before income taxes	3,144	3,280	3,785	3,646
Provision for income taxes	1,117	1,147	1,382	1,328

Net income	$2,027	$2,133	$2,403	$2,318

Share data:
Average shares outstanding, basic	5,528,008	5,526,438	5,525,665	5,524,659
Average shares outstanding, diluted	5,547,913	5,552,202	5,553,500	5,557,984
Earnings per share, basic	$0.37	$0.39	$0.44	$0.42
Earnings per share, diluted	$0.37	$0.38	$0.43	$0.42

19.	Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2005 and 2004 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2005 and presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands)

ASSETS:
Cash	$30,458	$58,704
Investment in subsidiary, at equity	107,388	110,189
Other assets	1,550	2,465

Total assets	$139,396	$171,358

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$112	$863
Subordinated debentures	36,083	65,722
Stockholders’ equity	103,201	104,773

Total liabilities and stockholders’ equity	$139,396	$171,358

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Statements of Income

	December 31,
	2005	2004	2003
	(Dollars in thousands)

Income:
Dividends from subsidiary	$4,505	$5,786	$2,825
Interest income from deposits in bank	798	313	377
Other income	72	80	74

Total Income	5,375	6,179	3,276
Interest expense	2,468	2,653	2,460
Operating expenses	186	216	250

Income before income taxes and equity in undistributed income of subsidiary	2,721	3,310	566
Provision for income taxes	(638)	(873)	(790)

Income before equity in undistributed income of subsidiary	3,359	4,183	1,356
Equity in undistributed income of subsidiary	3,521	4,698	10,324

Net income	$6,880	$8,881	$11,680

Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,880	$8,881	$11,680
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(3,521)	(4,698)	(10,324)
Depreciation and amortization	9	—	138
Decrease (increase) in other assets	906	(1,098)	(61)
(Decrease) increase in liabilities	(751)	444	(1,245)

Net cash provided by operating activities	3,523	3,529	188

CASH FLOWS FROM FINANCING ACTIVITIES:
Subordinated debt issuance (retirement)	(29,639)	36,083	889
Capital payment to bank subsidiary	—	—	(13,000)
Stock options exercised	23	177	111
Cash dividends paid	(2,153)	(2,147)	(2,008)
Treasury stock repurchases	—	—	—

Net cash (used in) provided by financing activities	(31,769)	34,113	(14,008)

Net (decrease) increase in cash	(28,246)	37,642	(13,820)

Cash at beginning of year	58,704	21,062	34,882

Cash at end of year	$30,458	$58,704	$21,062

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
February 27, 2006

Report of Independent Registered Public Accounting Firm

KPMG LLP
Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Century Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Century Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
February 27, 2006

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. Their report appears on page 56.

Marshall M. Sloane Chairman and CEO	Paul V. Cusick, Jr. Vice President and Treasurer

February 27, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors of the Company and their ages as of December 31, 2005 are as follows:

Name	Age	Position

George R. Baldwin	62	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Roger S. Berkowitz	53	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Karl E. Case, Ph.D.	59	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Henry L. Foster, D.V.M.	80	Director Emeritus, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	75	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	44	Director, Century Bancorp, Inc.; Director and Vice President, Century Bank and Trust Company
Fraser Lemley	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	50	Director, Co-President and Co-Chief Operating Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Jonathan G. Sloane	47	Director, Co-President and Co-Chief Operating Officer, Century Bancorp, Inc.; Director, Co- President and Co-Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	79	Chairman, Chief Executive Officer, Century Bancorp, Inc.; Chairman , Century Bank and Trust Company
Stephanie Sonnabend	52	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	63	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	63	Director, Century Bancorp, Inc., and Century Bank and Trust Company

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

Dr. Foster has been a director of the Company since its organization in 1972. He was a founding director of Century Bank and Trust Company in 1969. He is currently Director Emeritus. He is Founder and Chairman Emeritus of Charles River Laboratories, Inc. Formerly, he was Chairman of the Board of Charles River Laboratories, Inc.

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

Ms. Kay became a director of the Company in 2005. Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President of Marketing and currently serves as Vice President for Business Development in Chestnut Hill.

Mr. Lemley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1988. Mr. Lemley is Chairman of the Board and CEO of Sentry Auto Group.

Mr. Senna became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney and managing partner of C&S Capital Properties, LLC, a real estate management and development firm. Formerly, he was CEO and Treasurer of Sunnyhurst Farms Convenience Stores.

Mr. Barry R. Sloane became a director of the Company in 1997. He has been a director of Century Bank and Trust Company since 1997. Mr. Sloane is Co-President and Co-Chief Operating Officer of Century Bancorp and Co-President and Co-Chief Executive Officer of Century Bank and Trust Company. Formerly, he was Managing Director of Steinberg, Priest & Sloane Capital Management, LLC, which is an investment advisory firm.

Mr. Jonathan G. Sloane became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1992. Mr. Sloane is currently Co-President and Co-Chief Operating Officer of Century Bancorp Inc. and Co-President and Co-Chief Executive Officer of Century Bank and Trust Company.

Mr. Marshall M. Sloane is the founder of the Company and has been Chairman and Chief Executive Officer since its organization in 1972. He founded Century Bank and Trust Company in 1968 and is currently its Chairman.

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

All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. A majority of the members of the Company’s Board of Directors have been determined by the Company’s Board of Directors to be independent within the meaning of Rule 4200(a)(15) of the National Association of Security Dealers’ listing standards. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Jonathan G. Sloane are the sons of Marshall M. Sloane and Linda Sloane Kay is the daughter of Marshall M. Sloane.

Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name of each executive officer of the Company and the principal positions and offices he holds with the Company.

Marshall M. Sloane	Chairman and Chief Executive Officer; Chairman, Century Bank and Trust Company. Mr. Sloane is 79 years old.
Jonathan G. Sloane	Director, Co-President and Co-Chief Operating Officer; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company. Mr. Sloane is 47 years old.
Barry R. Sloane	Director and Co-President and Co-Chief Operating Officer; Director, Co- President and Co-Chief Executive Officer, Century Bank and Trust Company. Mr. Sloane is 50 years old.
Paul V. Cusick, Jr.	Vice President and Treasurer; Executive Vice President, Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Cusick is 61 years old.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, cash management, operations and marketing. Mr. Evangelista is 42 years old. He joined the Company in 1999.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 50 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the independent registered public accounting firm, in connection with the annual audit of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, George R.Baldwin, Stephanie Sonnabend, and Jon Westling, each of whom is independent as defined by the National Association of Securities Dealers’ current listing standards. The Company did not rely on certain exemptions in Exchange Act Rule 10A-3 from the audit committee independence requirements. The Audit Committee includes an “audit committee financial expert”, Joseph J. Senna, as that term is defined in Item 401(h) of Regulation S-K. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2005.

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

Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, Jon Westling

Nominating Committee

The Company’s Nominating Committee has three director members, each of whom has been determined to be independent by the Company’s Board of Directors. The Nominating Committee operates pursuant to a written policy. The Committee developed criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, in the context of the needs of the Board and the Company and such other criteria as the Committee shall determine to be relevant. The Committee did meet during 2005.

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

Cash Incentive Plans

The Company has a cash incentive compensation plan which provides for the award of bonuses up to a percentage of base salary to officers of the Company or its subsidiaries. Recipients of incentive compensation are selected by the Compensation Committee, upon the recommendation of management, as eligible to participate in the plan. Awards are based upon the attainments of established objectives including profitability, expense control, sales volume and overall job performance. Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Earned bonuses for 2005, 2004 and 2003 are shown in the Summary Compensation Table.

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

Chief Executive Officer Compensation

Mr. Marshall Sloane is eligible to participate in the same executive compensation plans available to other executive officers described above. The 2005 cash compensation for Mr. Sloane was $840,140 which was base salary.

Conclusion

The Compensation Committee believes that the executive compensation package will motivate the management team to enhance the performance of the company.

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal years ending December 31, 2003, 2004 and 2005, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid, accrued or granted for those years to the five most highly compensated executive officers of the Company.

Summary Compensation Table

					Long-Term Compensation
					Awards		Payouts
					Restricted	Securities
Name		Annual Compensation			Stock	Underlying	LTIP	All Other
And		Salary	Bonus	Other	Awards	Options	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)(1)

Marshall M. Sloane	2005	840,140	0	0	0	0	0	120,560
Chairman and CEO,	2004	788,578	0	0	0	12,000	0	106,478
Century Bancorp, Inc.	2003	760,000	0	0	0	12,000	0	87,860
Chairman of the Board, Century Bank and Trust Company
Jonathan G. Sloane	2005	417,000	0	0	0	0	0	11,346
Co-President and Co-COO,	2004	397,000	4,000	0	0	7,000	0	11,830
Century Bancorp, Inc.	2003	385,000	0	0	0	6,000	0	9,476
Co-President and Co-CEO, Century Bank and Trust Company
Barry R. Sloane(2)	2005	417,000	0			0		1,214
Co-President and Co-COO,	2004	295,929	4,000	0	0	7,000	0	713
Century Bancorp, Inc. Co-President and Co-CEO, Century Bank and Trust Company
Paul V. Cusick, Jr.	2005	286,598	0	0	0	0	0	10,654
Vice President and Treasurer,	2004	272,950	4,000	0	0	4,000	0	17,380
Century Bancorp, Inc.	2003	265,000	0	0	0	3,000	0	16,713
Executive Vice President, CFO and Treasurer, Century Bank and Trust Company
David B. Woonton	2005	251,990	0	0	0	0	0	13,512
Executive Vice President,	2004	239,990	4,000	0	0	2,500	0	5,550
Century Bank and Trust Company	2003	233,000	0	0	0	2,000	0	3,996

(1)	Term insurance premiums paid for Supplemental Executive Insurance/Retirement Income Plan and matching contribution for the 401(k) plan.

(2)	Mr. Barry R. Sloane joined the Company during April of 2004; his salary reflects payment for the partial year.

Aggregated Option Exercises in 2005 and Year-end Option Values

The following table provides information relating to option/SAR exercises in 2005 by our named executive officers and the value of such officers’ unexercised options/SARs at December 31,2005.

					Value of Unexercised
			Number of Securities		In-The-Money
	2005		Underlying Options		Options at
	Shares Acquired	Value	at Year End (#)		Year End (#)(1)
	On Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Marshall M. Sloane	354	$0	36,000	0	$135,480	0
Jonathan G. Sloane	—	0	25,000	0	137,082	0
Barry R. Sloane	—	0	7,000	0	0	0
Paul V. Cusick, Jr.	—	0	11,500	0	46,886	0
David B. Woonton	—	0	8,500	0	45,694	0

(1)	Based on a per share market price of $29.50

COMPARISON OF FIVE-YEAR
Cumulative Total Return*

Value of $100 Invested on December 31, 2000 at:

	12/31/01	12/31/02	12/31/03	12/31/03	12/31/03
Century	138.72	186.95	253.58	214.17	215.94
Nasdaq Banks	108.27	110.84	142.58	163.17	159.40
Nasdaq U.S.	79.32	54.84	81.99	89.22	91.12

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2000 and that all dividends were reinvested.

Supplemental Executive Insurance/Retirement Income Plan

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Executive Insurance/Retirement Income Plan (the “Supplemental Plan”).

The Company maintains split dollar life insurance policies for participants, in addition to the group term life insurance, which provides life insurance equal to twice the individual’s salary with a maximum of $200,000, which they receive under a policy the Company maintains for its employees generally. The split dollar insurance provides death benefits if the participant dies while in the employ of the Company, equal to $2,925,000, $2,084,000, $1,433,000, and $1,260,000, for Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton, respectively.

Premiums paid by the Company in 2005 amounted to $87,800, $63,500, $27,200, and $65,000, for policies on the lives of Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton. The policies are on an “insurance bonus” basis, which means that the Company pays the full amount of all premiums on the policies but an amount equal to the one-year term cost of the insurance is treated for tax purposes as a bonus to the insured. The Company is the owner of these policies and each participating employee has received an assignment of a portion of each policy’s proceeds equal to the death benefits described above. Upon the death of a participant, the Company will receive benefits equal to the difference between the death benefits payable to the named beneficiary under the Supplemental Plan and the face amount of the policy (less any policy loans then in force).

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

As of January 1, 2005, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Cusick, and Woonton were 100%, 100%, 100%, and 32.5%, vested, respectively, under the Supplemental Plan.

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

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2005 (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock (ii) by each of the Company’s directors and certain officers; and (iii) by all directors and officers of the Company as a group. As of December 31, 2005, there were 3,453,202 shares of Class A Common Stock and 2,082,240 shares of Class B Common Stock outstanding.

Number of Beneficial
Owner & Address or Number	Class A		% A	Class B		% B
of Persons in Group	Owned		Owned	Owned		Owned

Endicott Management Company(9)	389,300		11.27%
237 Park Avenue, Suite 801 New York, NY 10017
Wellington Management Co., LLP(10)	279,143		8.08%
237 Park Avenue, Suite 801 New York, NY 10017
Banc Funds Co., LLC(12)	186,550		5.40%
208 S. LaSalle Street Chicago, IL 60604
JAM Managers, L.L.C.(11)	230,000		6.69%
One Fifth Avenue New York, NY 10003
Marshall M. Sloane(a)(b)	23,830	(1)	0.69%	1,695,930	(2)	81.45%
400 Mystic Ave. Medford, MA 02155

Number of Beneficial
Owner & Address or Number	Class A		%A	Class B		%B
of Persons in Group	Owned		Owned	Owned		Owned

George R. Baldwin(a)	4,621		0.13%
Roger S. Berkowitz(a)	3,648		0.11%
Karl E. Case(a)	2,641		0.08%
Paul V. Cusick, Jr.(b)	14,845		0.43%
Paul A. Evangelista(b)	1,226		0.04%
Henry L. Foster, D.V.M.(a)	11,152		0.32%	1,000		0.05%
Marshall I. Goldman(a)	2,550	(3)	0.07%	30,000	(4)	1.44%
Russell B. Higley, Esquire(a)	4,698		0.14%
Linda S. Kay(a)	8,419	(6)	0.24%	60,000	(6)	2.88%
Fraser Lemley(a)	8,814		0.26%
Joseph J. Senna(a)	47,449	(5)	1.37%
Barry R. Sloane(a)	3,222	(8)	0.09%
Jonathan G. Sloane(a) (b)	19,334	(7)	0.56%	60,000		2.88%
Stephanie Sonnabend(a)	2,161		0.06%
George F. Swansburg(a)	30,040		0.87%
Jon Westling(a)	2,987		0.09%
David B. Woonton(b)	—		0.00%
All directors and officers as a group (18 in number)(iii)	191,637		5.55%	1,846,930		88.70%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 14,657 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,430 shares held by Sloane Family Enterprises LP, and does not include 120,000 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares and 1,694,430 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 34,800 shares owned by Mr. Senna’s spouse.

(6)	Includes 8,295 shares owned by Ms. Kay’s spouse.

(7)	Includes 76.45 shares owned by Mr. Sloane’s spouse and includes 355 shares owned by Mr. Jonathan Sloane’s children.

(8)	Includes 40 shares owned by son and 71 shares owned by spouse Candace Lapidus Sloane.

(9)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by The Endicott Group on February 9, 2006.

(10)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Wellington Management Company, LLP on February 14, 2006.

(11)	The Company has relied upon the information set forth in the Schedule 13D filed with the SEC by Sy Jacobs, c/o JAM Managers, L.L.C. on February 15, 2006.

(12)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Banc Funds Co., LLC on January 30, 2006.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s Executive Officers and Directors, and any persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of securities with the SEC and NASDAQ. Executive Officers, Directors, and greater than 10% stockholders (of which, to the Company’s knowledge, there currently are none) are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports received by it or written representations from certain reporting persons that no other reports were required, the Company believes that, during 2005, all Section 16(a) filing requirements applicable to its Executive Officers and Directors were complied with. A Form 3 was filed late for Linda Sloane Kay during 2005. The Company learned in January of 2006 that in 2002, Mr. Marshall Sloane inadvertently failed to file a Form 4 for two 10 share purchases he made for gifts to grandchildren. Those purchases were reported in a Form 5 filed in January of 2006.

Equity Compensation Plan Information

The following schedule provides information, with respect to the Company equity compensation plans on equity securities (common shares) that are authorized for issuance as of December 31, 2005:

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares		Equity Compensation
	to be Issued	Weighted-Average	Plans (Excluding
	Upon Exercise of	Exercise Price of	Shares Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	130,133	$26.74	149,775
Equity compensation plans not approved by security holders	—	—	—

Total	130,133	$26.74	149,775

All compensation plans have been previously approved by shareholders. There are 79,425 shares available for future issuance for the Employee plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Mr. Russell Higley’s law firm performed professional services for the Bank related to real estate loan originations. Total fees paid by the Bank to Mr. Higley’s firm in 2005 were $46,175.

In consideration of Mr. Swansburg serving as Administrator of Century Bancorp Capital Trust II, the Company has agreed to compensate him with an annual fee of $14,500.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee separately pre-approves each of the following services, in compliance with the requirements of Sarbanes-Oxley and SEC regulations, before they are rendered by the auditor: financial audit, attest, preparation of tax returns, as well as, audit of 401(k) and pension plans. The Audit Committee’s pre-approval procedures, in compliance with the requirements of Sarbanes-Oxley and SEC regulations, allow the Company’s auditors to perform certain services without specific permission from the Audit Committee, as long as these services comply with the following requirements: (a) the services consist of special projects relating to strategic tax savings initiatives, corporate tax structure engagements, as well as, merger and acquisition consulting; (b) aggregate special project services can not exceed $50,000 during the calendar year; and (c) the Audit Committee must be informed about each service at its next scheduled meeting. All other services provided by the Company’s auditor must be separately pre-approved before they are rendered.

	Fiscal 2005	Fiscal 2004
Description of Fees	Amount	Amount

Audit fees(1)	$298,000	$283,000
Audit-related fees(2)	21,000	20,000
Tax fees(3)	31,950	36,950
Other fees	0	0

	$350,950	$339,950

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2005 and 2004

Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows-Years Ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.1	Form of Common Stock Certificate of the Company incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference on Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference on Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference on Form 10K for the year ended December 31, 2002.
10.3	Supplemental Executive Retirement and Insurance Plan, incorporated by reference on Form 10K for the year ended December 31, 2002.
10.4	2004 Stock Option Plan, as amended on December 30, 2005.

10.5	Investment Management Agreement dated October 28, 2004 with BlackRock Financial Management, Inc. for Century’s available-for-sale portfolio between Century Bank and Trust Company and BlackRock Financial Management, Inc. Terminated January 31, 2006, incorporated by reference on Form 10-K for the year ended December 31, 2004.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference on Form 10-K for the year ended December 31, 2004.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference on Form 10-K for the year ended December 31, 2004.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference on Form 10-K for the year ended December 31, 2004.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference on Form 10-K for the year ended December 31, 2004.
11	Statement Regarding Computation of Per Share Earnings — incorporated herein by reference to Item 8 of the Notes to Consolidated Financial Statements of the Company’s 2005 Annual Report to Stockholders.
12	Statement regarding Computation of Ratios incorporated herein by reference to Item 6 of the notes to Consolidated Financial Statements of the Company’s 2005 Annual Report to Shareholders.
14	Code of Ethics Policy — This information is presented in Part III, Item 10.
21	Subsidiaries of the Registrant — This information is presented in Part I, Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition.
23.1	Consent of Independent Registered Public Accounting Firm.
31.2	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31 .	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, incorporated by reference, filed with Form 10-K for the year ended December 31, 2003.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2006.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ George F. Swansburg George F. Swansburg, Director

/s/ Roger S. Berkowitz Roger S. Berkowitz, Director	/s/ Jon Westling Jon Westling, Director

/s/ Karl E. Case Karl E. Case, Ph.D., Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman and Chief Executive Officer

/s/ Marshall I. Goldman Marshall I. Goldman, Ph.D., Director	/s/ Jonathan G. Sloane Jonathan G. Sloane, Director, Co-President and Co-Chief Operating Officer

/s/ Russell B. Higley Russell B. Higley, Esquire, Director	/s/ Barry R. Sloane Barry R. Sloane, Director, Co-President and Co-Chief Operating Officer

/s/ Linda Sloane Kay Linda Sloane Kay, Director and Vice President	/s/ Paul V. Cusick Paul V. Cusick, Jr., Vice President and Treasurer Principal Financial Officer

/s/ Fraser Lemley Fraser Lemley, Director	/s/ Anthony C. LaRosa Anthony C. LaRosa, CPA, Senior Vice President Century Bank and Trust Company, Principal Accounting Officer
/s/ Joseph Senna Joseph Senna, Director

/s/ Stephanie Sonnabend Stephanie Sonnabend, Director