Form 10-Q
period 2006-03-31
CENTURY BANCORP INC
filed 2006-05-10
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            March 31, 2006                   .
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
☒ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐                 Accelerated filer ☒                 Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒ No
As of April 30, 2006, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,483,638 Shares
Class B Common Stock, $1.00 par value	2,057,450 Shares

Century Bancorp, Inc.

i

PART I — Item 1
Century Bancorp, Inc. — Consolidated Balance Sheets (unaudited)

(000’s, except share data)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$46,920	$47,626
Federal funds sold and interest-bearing deposits in other banks	52,002	105,053

Total cash and cash equivalents	98,922	152,679

Securities available-for-sale, amortized cost $532,527 and $546,524, respectively	517,613	532,982

Securities held-to-maturity, market value $270,573 and $277,769, respectively	281,071	286,578

Loans, net:
Commercial & industrial	101,803	94,139
Construction & land development	71,505	58,846
Commercial real estate	305,766	302,279
Residential real estate	153,987	146,355
Consumer & other	10,566	11,316
Home equity	74,360	76,710

Total loans, net	717,987	689,645
Less: allowance for loan losses	9,427	9,340

Net loans	708,560	680,305

Bank premises and equipment	24,631	25,228
Accrued interest receivable	7,357	7,127
Goodwill	2,714	2,714
Core deposit intangible	2,350	2,447
Other assets	40,926	38,709

Total assets	$1,684,144	$1,728,769

Liabilities
Deposits:
Demand deposits	$283,800	$296,696
Savings and NOW deposits	261,620	239,326
Money market accounts	307,801	279,245
Time deposits	314,747	401,773

Total deposits	1,167,968	1,217,040

Securities sold under agreements to repurchase	54,020	50,010
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	303,775	304,722
Other liabilities	18,954	17,713
Subordinated debentures	36,083	36,083

Total liabilities	1,580,800	1,625,568

Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,479,788 shares and 3,453,202 shares, respectively	3,480	3,453
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,061,300 shares and 2,082,240 shares, respectively	2,061	2,082
Additional paid-in capital	11,504	11,416
Retained earnings	98,226	97,338

	115,271	114,289
Unrealized losses on securities available-for-sale, net of taxes	(9,109)	(8,270)
Additional minimum pension liability, net of taxes	(2,818)	(2,818)

Total accumulated other comprehensive loss, net of taxes	(11,927)	(11,088)
Total stockholders’ equity	103,344	103,201

Total liabilities and stockholders’ equity	$1,684,144	$1,728,769

See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Income (unaudited)

(000’s except share data)

	Three months ended March 31,
	2006	2005
Interest income
Loans	$11,935	$9,198
Securities held-to-maturity	2,613	3,196
Securities available-for-sale	4,609	4,935
Federal funds sold and interest-bearing deposits in other banks	30	323

Total interest income	19,187	17,652

Interest expense
Savings and NOW deposits	923	715
Money market accounts	1,778	1,711
Time deposits	3,181	2,057
Securities sold under agreements to repurchase	415	100
Other borrowed funds and subordinated debentures	3,563	2,520

Total interest expense	9,860	7,103

Net interest income	9,327	10,549

Provision for loan losses	150	150

Net interest income after provision for loan losses	9,177	10,399

Other operating income
Service charges on deposit accounts	1,516	1,428
Lockbox fees	675	709
Brokerage commissions	48	153
Other income	888	375

Total other operating income	3,127	2,665

Operating expenses
Salaries and employee benefits	6,248	6,103
Occupancy	1,045	986
Equipment	735	782
Other	2,137	2,164

Total operating expenses	10,165	10,035

Income before income taxes	2,139	3,029

Provision for income taxes	709	988

Net income	$1,430	$2,041

Share data:
Weighted average number of shares outstanding, basic	5,540,523	5,534,651
Weighted average number of shares outstanding, diluted	5,546,470	5,543,783
Net income per share, basic	$0.26	$0.37
Net income per share, diluted	$0.26	$0.37
Cash dividends paid:
Class A common stock	$0.12	$0.12
Class B common stock	$0.06	$0.06
See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(000's)
2005
Balance at December 31, 2004	$3,434	$2,099	$11,395	$92,611	($4,766)	$104,773

Net income	—	—	—	2,041	—	2,041

Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $2,907 in taxes	—	—	—	—	(4,557)	(4,557)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	0

Minimum pension liability adjustment	—	—	—	—	—	0

Comprehensive income						(2,516)

Stock Options Exercised, 1,229 shares	2	—	18	—	—	20

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(411)	—	(411)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(127)	—	(127)

Balance at March 31, 2005	$3,436	$2,099	$11,413	$94,114	($9,323)	$101,739

2006
Balance at December 31, 2005	$3,453	$2,082	$11,416	$97,338	($11,088)	$103,201

Net income	—	—	—	1,430	—	1,430

Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $533 in taxes	—	—	—	—	(839)	(839)
less: reclassification adjustment for gains included in net income	—	—	—	—	—	0

Minimum pension liability adjustment	—	—	—	—	—	0

Comprehensive income						591

Conversion of Class B Common Stock to Class A Common Stock	21	(21)	—	—	—	0

Stock Options Exercised, 5,646 shares	6	—	88	—	—	94

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(418)	—	(418)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(124)	—	(124)

Balance at March 31, 2006	$3,480	$2,061	$11,504	$98,226	($11,927)	$103,344

See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Cash Flows (unaudited)

	Three months ended
	March 31,
	2006	2005
	(000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,430	$2,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	150
Deferred income taxes	(184)	172
Net depreciation and amortization	899	668
Increase in accrued interest receivable	(230)	(654)
Increase in other assets	(1,518)	(2,221)
Increase in other liabilities	1,253	1,092

Net cash provided by operating activities	1,800	1,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	13,912	128,931
Purchase of securities available-for-sale	—	(107,848)
Proceeds from maturities of securities held-to-maturity	5,535	15,265
Purchase of securities held-to-maturity	—	(2,022)
Net increase in loans	(28,405)	(28,534)
Capital expenditures	(142)	(1,009)

Net cash (used in) provided by investing activities	(9,100)	4,783

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(87,026)	(127,933)
Net increase (decrease) in demand, savings, money market and NOW deposits	37,954	(73,115)
Net proceeds from the exercise of stock options	94	20
Cash dividends	(542)	(538)
Net increase (decrease) in securities sold under agreements to repurchase	4,010	(560)
Net (decrease) increase in FHLB borrowings and other borrowed funds	(947)	30,020
Decrease in subordinated debentures	—	(29,639)

Net cash used in financing activities	(46,457)	(201,745)

Net decrease in cash and cash equivalents	(53,757)	(195,714)
Cash and cash equivalents at beginning of period	152,679	238,235

Cash and cash equivalents at end of period	$98,922	$42,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,065	$6,449
Income taxes	86	111
Change in unrealized gains on securities available-for-sale, net of taxes	($839)	($4,557)
See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc.
Notes to Consolidated Financial Statements (unaudited)
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries, Century Subsidiary Investments, Inc. (CSII), Century Subsidiary Investments, Inc. II (CSII II), Century Subsidiary Investments, Inc. III (CSII III). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. The Company also owns 100% of Century Bancorp Capital Trust II (CBCT II). The entity is an unconsolidated subsidiary of the Company.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.
Material estimates that are susceptible to change in the near-term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on independent appraisals and review of other factors associated with the loans. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
Whenever necessary prior year amounts were reclassified to conform with the current year presentation.

Summary of Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses and impairment of investment securities. There have been no significant changes since December 31, 2005 in these methods or assumptions used in the accounting policies that require material estimates and assumptions.
Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Managements’ methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance. The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category. Loss factors are based on the Company’s historical loss experience, as well as regulatory guidelines.
Specific allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all the contractual interest and principle payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a.) fair value of collateral, (b.) present value of anticipated future cash flows or (c.) the loan’s observable fair market price.
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
Impaired Investment Securities
If a material decline in fair value below the amortized cost basis of an investment security is judged to be ''other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge to earnings. An ''other-than- temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for ''other than temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinder its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies. The Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity.
Stock Option Accounting
During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provides for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 123,487 options exercisable at March 31, 2006.
On December 30, 2005 a Board vote approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.60 and $31.83 or greater per share. As a consequence of the Board vote, options to purchase 23,950 shares of Century Bancorp Class A common stock became exercisable immediately. The average of the high and low price at which the Company’s common stock traded on December 30, 2005, the date of the Board vote, was $29.28 per share. The Company estimates that, as a result of this accelerated vesting, approximately $190,000 of 2006 non-cash compensation expense was eliminated that would otherwise have been recognized in the Company’s earnings.
In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS 123R), “Share-Based Payment”. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation , and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company voted to accelerate the vesting of certain unvested “out-of-the-money” stock options awarded to Century Bank employees pursuant to the Century Bancorp, Inc. 2000 and 2004 Employee Stock Option Plans so that they immediately vested as of December 30, 2005. The Board also voted a technical amendment to each of the Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. These amendments avoid classification of the Company’s stock options as liabilities under SFAS 123R. On January 1, 2006 the Company adopted SFAS 123R for all share based payments.
The Company decided to accelerate the vesting of certain stock options primarily to reduce the non-cash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of SFAS 123R in 2006. There was no earnings impact for the first quarter of 2006 due to the Company’s adoption of SFAS 123R.
Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Three Months
Ended March 31,
2005
(Dollars in Thousands)
Net income
As reported	$2,041
Less: Pro forma stock based Compensation (net of tax)	40

Pro forma net income	2,001

Basic income per share
As reported	0.37
Pro forma	0.36
Diluted income per share
As reported	0.37
Pro forma	0.36
In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	1.59%
Expected life	9 years
Expected volatility	28%
Risk-free interest rate	3.95%
Stock option activity under the plan is as follows:

	March 31, 2006
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	130,133	$26.74
Granted	—	—
Cancelled	(1,000)	27.29
Exercised	(5,646)	16.57

Outstanding at end of period	123,487	$27.20

Exercisable at end of period	123,487	$27.20

Available to be granted at end of period	150,775

Weighted average fair value of options granted during the year	NA

At March 31, 2006, the 123,487 options outstanding have exercise prices between $15.063 and $35.010, with a weighted average exercise price at $27.20 and a weighted average remaining contractual life of 6 years. The intrinsic value of options exercised for the quarter ended March 31, 2006 was $12.45 with an aggregate of $70,293. The intrinsic value of options exercisable at March 31, 2006 was $1.83 with an aggregate of $225,981.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first quarter of 2006.
Employee Benefits
The Company has a qualified Defined Benefit Pension Plan (the “Plan”) which is offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company.
Components of Net Periodic Benefit Cost for the Three Month Period Ending March 31,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
	(	Dollars in Thousands)
Service Cost	$221	$190	$27	$32
Interest	249	229	191	186
Expected Return on Plan Assets	(254)	(214)	0	0
Recognized Prior Service Cost	(29)	(5)	16	16
Recognized Net Actuarial Losses	93	64	27	13

Net Periodic Benefit Cost	$280	$264	$261	$247
Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1,480,000 to its pension plan in 2006. As of March 31, 2006, $370,000 of the contribution had been made.

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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.7 billion as of March 31, 2006. The Company presently operates 23 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
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
The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, consumer

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through its division, Investment Services at Century Bank in conjunction with Independent Financial Marketing Group, a full service securities brokerage business. The Company is also a provider of financial services including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.
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
Earnings for the first quarter ended March 31, 2006 were $1.4 million, a decrease of $0.6 million when compared with the first quarter 2005 earnings of $2.0 million. Diluted earnings per share for the first quarter 2006 were $0.26 versus $0.37 for the first quarter of 2005. Earnings were negatively impacted by a decrease in net interest income. Included in other income for 2006 is a pre-tax gain of $600 thousand from the sale of the Company’s rights to future royalty payments for a portion of its Merchant Credit Card customer base.
Financial Condition

Loans	On March 31, 2006, total loans outstanding, net of unearned discount, were $718.0 million, an increase of 4.1% from the total on December 31, 2005. At March 31, 2006, commercial real estate loans accounted for 42.6% and residential real estate loans, including home equity credit lines, accounted for 31.8% of total loans. Commercial and industrial loans increased to $101.8 million from $94.1 million on December 31, 2005. Construction loans increased to $71.5 million at March 31, 2006 from $58.8 million on December 31, 2005.

The primary reason for the increase in loans across all of the business lines is due, in large part, to the hiring of additional officers as well as an emphasis on small business loans.
Allowance for Loan Losses
The allowance for loan losses was 1.31% of total loans on March 31, 2006 compared with 1.35% on December 31, 2005. The ratio decreased due to growth in the loan portfolio and the change in the mix of loans. Net charge-offs for the three-month period ended March 31, 2006 were $63 thousand compared with net recoveries of $3 thousand for the same period in 2005. Provisions to the allowance have been made due to growth in the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Nonperforming Assets

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Nonaccruing loans	$239	$949
Nonperforming assets	$239	$949
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	.03%	.14%
Cash and Cash Equivalents
Cash and cash equivalents decreased mainly as a result of decreases in cyclical time deposits. Time deposits decreased mainly because of a decreased reliance on time deposits greater than $100 thousand.

Investments	Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestments, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Securities Available-for-Sale

U.S. Government and Agencies	$288,936	$294,132
Other Bonds and Equity Securities	20,077	20,298
Mortgage-backed Securities	208,600	218,552

Total Securities Available-for-Sale	$517,613	$532,982

Securities Held-to-Maturity

U.S. Government and Agencies	$159,955	$159,952
Mortgage-backed Securities	121,116	126,626

Total Securities Held-to-Maturity	$281,071	$286,578

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $517.6 million at March 31, 2006, a decrease of 2.9% from December 31, 2005. The portfolio decreased mainly because of contraction in the balance sheet. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government and Agency securities and has an estimated weighted average remaining life of 2.1 years.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $281.1 million on March 31, 2006, a decrease of 1.9% from the total on December 31, 2005. The portfolio decreased mainly because of a contraction in the balance sheet. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government Agency Collateralized Mortgage Obligations and has an estimated weighted average remaining life of 2.9 years.
Other Assets
Other Assets increased by $2.2 million or 5.7%. Other Assets increased mainly because of an increase in the cash surrender value of life insurance policies and deferred tax assets associated with the increase in unrealized available-for-sale losses.
Deposits and Borrowed Funds
On March 31, 2006, deposits totaled $1.2 billion, representing a 4.0% decrease in total deposits from December 31, 2005. Total deposits decreased primarily as a result of decreases in time deposits. Time deposits decreased mainly because the Company competed less aggressively for these types of deposits during the quarter. Borrowed funds totaled $357.8 million compared to $354.7 million at December 31, 2005. Borrowed funds remained relatively stable.
Results of Operations
Net Interest Income
For the three-month period ended March 31, 2006, net interest income totaled $9.3 million, a decrease of 11.6% from the comparable period in 2005. The decrease in net interest income for the three-month period is mainly due to a 22 basis point decrease in the net interest margin as well as a $59.1 million or 3.7% decrease in average earning assets.
The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.44% for the first three months of 2006 from 2.66% during the same period in 2005 but remained stable from the fourth quarter of 2005. The Company believes that the net interest margin will continue to be challenged as rates rise. This is mainly the result of deposit and borrowing pricing that has the potential to increase at a faster rate than corresponding asset categories.
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	Three Months Ended
	March 31, 2006			March 31, 2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$702,327	$11,935	6.88%	$591,377	$9,198	6.29%
Securities available-for-sale
Taxable	537,092	4,604	3.43%	595,341	4,931	3.31%
Tax-exempt	582	5	3.44%	674	4	2.37%
Securities held-to-maturity
Taxable	283,949	2,613	3.68%	338,893	3,196	3.77%
Temporary funds	3,014	30	3.96%	59,797	323	2.16%
Interest bearing deposits in other banks	51	—	4.74%	—	—	0.00%

Total interest earning assets	$1,527,015	$19,187	5.06%	$1,586,082	$17,652	4.48%
Non interest-earning assets	121,034			118,655
Allowance for loan losses	(9,395)			(9,098)

Total assets	$1,638,654			$1,695,639

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$204,563	$856	1.70%	$248,971	$645	1.05%
Savings accounts	71,935	67	0.38%	76,393	70	0.37%
Money market accounts	302,250	1,778	2.39%	426,312	1,711	1.63%
Time deposits	323,222	3,181	3.99%	285,522	2,057	2.92%

Total interest-bearing deposits	901,970	5,882	2.64%	1,037,198	4,483	1.75%
Securities sold under Agreements to repurchase	52,256	415	3.22%	38,560	100	1.05%
Other borrowed funds and Subordinated debentures	279,024	3,563	5.18%	213,377	2,520	4.79%

Total interest-bearing liabilities	1,233,250	9,860	3.24%	1,289,135	7,103	2.23%
Non interest-bearing
Liabilities Demand deposits	282,872			286,497
Other liabilities	18,662			16,309

Total liabilities	1,534,784			1,591,941
Stockholders’ equity	103,870			103,698

Total liabilities & stockholders equity	$1,638,654			$1,695,639

Net interest income		$9,327			$10,549

Net interest spread			1.82%			2.25%

Net interest margin			2.44%			2.66%

(1) On a fully taxable equivalent basis calculated using a tax rate of 41.825%.
(2) Nonaccrual loans are included in average amounts outstanding.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

	Three Months Ended March 31, 2006
	Compared with
	Three Months Ended March 31, 2005
	Increase/(Decrease)
	Due to Change in
			Income
			Increase
	Volume	Rate	(Decrease)
	(dollars in thousands)
Interest Income:
Loans	$1,833	$904	2,737
Securities available-for-sale
Taxable	(495)	168	(327)
Tax-exempt	(1)	2	1
Securities held-to-maturity
Taxable	(507)	(76)	(583)
Tax-exempt	(0)	(0)	(0)
Temporary funds	(443)	150	(293)
Interest bearing deposits In other banks	0	0	0

Total interest income	387	1,148	1,535

Interest expense:
Deposits:
NOW accounts	(131)	342	211
Savings accounts	(4)	1	(3)
Money market accounts	(587)	654	67
Time deposits	298	826	1,124

Total interest-bearing deposits	(424)	1,823	1,399
Securities sold under agreements to repurchase	46	269	315
Other borrowed funds and long term debt	825	218	1,043

Total interest expense	447	2,310	2,757

Change in net interest income	(60)	(1,162)	(1,222)

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Provision for Loan Losses
For the three-month period ended March 31, 2006, the loan loss provision was $150 thousand compared to a provision of $150 thousand for the same period last year. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.35% at December 31, 2005 to 1.31% at March 31, 2006. The coverage ratio decreased mainly as a result of continued low levels of problem assets.
Non-Interest Income and Expense
Other operating income for the quarter ended March 31, 2006 was $3.1 million compared to $2.7 million for the first quarter of 2005. The increase was mainly attributable to a pre-tax gain of $600 thousand from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base. Also, service charges on deposit accounts increased by $88 thousand, increases in cash surrender values decreased by $133 thousand, brokerage commissions decreased by $105 thousand and lockbox fees decreased by $34 thousand. Service charges on deposit accounts increased mainly because of an increase in overdraft fees. The decrease in increased cash surrender values was mainly attributable to lower returns on life insurance policies. The decrease in lockbox fees was mainly attributable to competitive pricing pressures. The decrease in brokerage commissions was primarily the result of decreased transaction volume.
During the quarter ended March 31, 2006, operating expenses increased by $130 thousand or 1.3% to $10.2 million, from the same period last year. The increase in operating expenses was mainly attributable to an increase of $145 thousand in salaries and employee benefits, $59 thousand in occupancy expense, a $47 thousand decrease in equipment expense and $27 thousand decrease in other expense. Salaries and employee benefits increased mainly as a result of increases in salaries expense, pension expense and health insurance costs. Occupancy expense increased mainly because of increased utility costs. Equipment expense decreased mainly as a result of decreased depreciation and service contract costs. Other expenses decreased mainly as a result of decreases in personnel recruitment and consulting, offset by increases in marketing and audit and exam fees.
Income Taxes
For the first quarter of 2006, the Company’s income tax expense totaled $0.7 million on pretax income of $2.1 million for an effective tax rate of 33.2%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1.0 million on pretax income of $3.0 million for an effective tax rate of 32.6%. The income tax rate increased for the current quarter mainly as a result of a decrease in non-taxable income (insurance gains) compared to last year.

Item 3
Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there have been no material changes in the interest rate risk reported in the Company’s 2005 Annual Report on Form 10-K. The information is contained in the form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Item 4
Controls and Procedures
The principal executive officers with participation of its principal financial officer have evaluated its disclosure controls and procedures as of the end of the period covered by the quarterly report. Based on this evaluation, the Company’s principal executive officers with participation of its principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal controls over financial reporting and there has been no change in its internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information

Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors — No material changes from risk factors as previously disclosed in the registrant’s Annual Report on 2005 Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3	Defaults Upon Senior Securities — None

Item 4	Submission of Matters to a Vote of Security Holders — None

Item 5	Other Information — None

Item 6	Exhibits

31.1 Certification of Co-President and Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2 Certification of Co-President and Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.3 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1 Certification of Co-President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Co-President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006	Century Bancorp, Inc

/s/ Barry R. Sloane	/s/ Jonathan G. Sloane

Barry R. Sloane	Jonathan G. Sloane
Co-President & Co-Chief Executive Officer	Co-President & Co-Chief Executive Officer

/s/ Paul V. Cusick, Jr.

Paul V. Cusick, Jr.
Vice President and Treasurer
(Principal Accounting Officer)