Form 10-Q
period 2006-06-30
CENTURY BANCORP INC
filed 2006-08-08
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2006, the Registrant had outstanding:

Class A Common Stock, $1.00 par value Class B Common Stock, $1.00 par value	3,489,938 Shares 2,051,150 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc. — Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(000’s, except share data)	2006	2005
Assets
Cash and due from banks	$51,669	$47,626
Federal funds sold and interest-bearing deposits in other banks	38,219	105,053

Total cash and cash equivalents	89,888	152,679

Securities available-for-sale, amortized cost $495,864 and $546,524, respectively	480,318	532,982
Securities held-to-maturity, market value $264,007 and $277,769, respectively	275,585	286,578

Loans, net:
Commercial & industrial	109,078	94,139
Construction & land development	69,090	58,846
Commercial real estate	320,410	302,279
Residential real estate	159,823	146,355
Consumer & other	15,036	11,316
Home equity	71,694	76,710

Total loans, net	745,131	689,645
Less: allowance for loan losses	9,551	9,340

Net loans	735,580	680,305

Bank premises and equipment	23,888	25,228
Accrued interest receivable	6,927	7,127
Goodwill	2,714	2,714
Core deposit intangible	2,253	2,447
Other assets	42,679	38,709

Total assets	$1,659,832	$1,728,769

Liabilities
Deposits:
Demand deposits	$273,543	$296,696
Savings and NOW deposits	283,410	239,326
Money market accounts	332,322	279,245
Time deposits	358,598	401,773

Total deposits	1,247,873	1,217,040

Securities sold under agreements to repurchase	139,460	50,010
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	114,324	304,722
Other liabilities	18,698	17,713
Subordinated debentures	36,083	36,083

Total liabilities	1,556,438	1,625,568

Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,483,638 shares and 3,453,202 shares, respectively	3,484	3,453
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,057,450 shares and 2,082,240 shares, respectively	2,057	2,082
Additional paid-in capital	11,504	11,416
Retained earnings	98,657	97,338

	115,702	114,289
Unrealized losses on securities available-for-sale, net of taxes	(9,490)	(8,270)
Additional minimum pension liability, net of taxes	(2,818)	(2,818)

Total accumulated other comprehensive loss, net of taxes	(12,308)	(11,088)
Total stockholders’ equity	103,394	103,201

Total liabilities and stockholders’ equity	$1,659,832	$1,728,769

See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Income (unaudited)

(000’s except share data)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$12,912	$10,086	$24,847	$19,284
Securities held-to-maturity	2,555	2,988	5,168	6,184
Securities available-for-sale	4,215	4,999	8,824	9,934
Federal funds sold and interest-bearing deposits in other banks	51	9	81	332

Total interest income	19,733	18,082	38,920	35,734

Interest expense
Savings and NOW deposits	1,159	933	2,082	1,648
Money market accounts	2,361	1,769	4,139	3,480
Time deposits	3,731	1,938	6,912	3,995
Securities sold under agreements to repurchase	785	130	1,200	230
Other borrowed funds and subordinated debentures	2,620	2,957	6,183	5,477

Total interest expense	10,656	7,727	20,516	14,830

Net interest income	9,077	10,355	18,404	20,904

Provision for loan losses	225	150	375	300

Net interest income after provision for loan losses	8,852	10,205	18,029	20,604

Other operating income
Service charges on deposit accounts	1,702	1,537	3,218	2,965
Lockbox fees	762	786	1,437	1,495
Brokerage commissions	30	139	78	292
Other income	279	457	1,167	832

Total other operating income	2,773	2,919	5,900	5,584

Operating expenses
Salaries and employee benefits	6,001	5,951	12,249	12,054
Occupancy	921	943	1,966	1,929
Equipment	785	714	1,520	1,496
Other	2,418	2,508	4,555	4,671

Total operating expenses	10,125	10,116	20,290	20,150

Income before income taxes	1,500	3,008	3,639	6,038

Provision for income taxes	527	973	1,236	1,961

Net income	$973	$2,035	$2,403	$4,077

Share data:
Weighted average number of shares outstanding, basic	5,541,088	5,535,317	5,540,807	5,534,986
Weighted average number of shares outstanding, diluted	5,550,784	5,548,674	5,551,746	5,549,519
Net income per share, basic	$0.18	$0.37	$0.43	$0.74
Net income per share, diluted	$0.18	$0.37	$0.43	$0.73
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.24	$0.24
Class B common stock	$0.06	$0.06	$0.12	$0.12
See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
			(000’s)
2005
Balance at December 31, 2004	$3,434	$2,099	$11,395	$92,611	($4,766)	$104,773

Net income	—	—	—	4,077	—	4,077

Other comprehensive income, net of tax:

Unrealized holding losses arising during period net of $998 in taxes	—	—	—	—	(1,556)	(1,556)

Minimum pension liability adjustment	—	—	—	—	163	163

Comprehensive income						2,684

Stock Options Exercised, 1,229 shares	2	—	18	—	—	20

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(824)	—	(824)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(253)	—	(253)

Balance at June 30, 2005	$3,436	$2,099	$11,413	$95,611	($6,159)	$106,400

2006
Balance at December 31, 2005	$3,453	$2,082	$11,416	$97,338	($11,088)	$103,201

Net income	—	—	—	2,403	—	2,403

Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $784 in taxes	—	—	—	—	(1,220)	(1,220)

Comprehensive income						1,183

Conversion of Class B Common Stock to Class A Common Stock	25	(25)	—	—	—	0

Stock Options Exercised, 5,646 shares	6	—	88	—	—	94

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(836)	—	(836)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(248)	—	(248)

Balance at June 30, 2006	$3,484	$2,057	$11,504	$98,657	($12,308)	$103,394

See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Cash Flows (unaudited)

	Six months ended
	June 30,
	(000’s)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,403	$4,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375	300
Deferred income taxes	(395)	(93)
Net depreciation and amortization	1,829	1,534
Decrease (increase) in accrued interest receivable	200	(2)
Increase in other assets	(2,824)	(2,588)
Increase in other liabilities	1,010	495

Net cash provided by operating activities	2,598	3,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	50,842	141,823
Purchase of securities available-for-sale	(348)	(111,678)
Proceeds from maturities of securities held-to-maturity	11,047	43,549
Purchase of securities held-to-maturity	—	(2,022)
Net increase in loans	(55,650)	(75,694)
Capital expenditures	(175)	(1,662)

Net cash provided by (used in) investing activities	5,716	(5,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(43,175)	(82,006)
Net increase (decrease) in demand, savings, money market and NOW deposits	74,008	(78,784)
Net proceeds from the exercise of stock options	94	20
Cash dividends	(1,084)	(1,077)
Net increase (decrease) in securities sold under agreements to repurchase	89,450	(6,380)
Net (decrease) increase in FHLB borrowings and other borrowed funds	(190,398)	13,679
Decrease in subordinated debentures	—	(29,639)

Net cash used in financing activities	(71,105)	(184,187)

Net decrease in cash and cash equivalents	(62,791)	(186,148)
Cash and cash equivalents at beginning of period	152,679	238,235

Cash and cash equivalents at end of period	$89,888	$52,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,492	$15,123
Income taxes	1,931	1,941
Change in unrealized gains on securities available-for-sale, net of taxes	($1,220)	($1,556)
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
Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Managements’ methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and the unallocated allowance. The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Allowance for losses on the commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category.

Specific allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a.) fair value of collateral, (b.) present value of anticipated future cash flows or (c.) the loan’s observable fair market price.

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

Management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Company’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentrations and geographic concentrations or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out of its portfolio. Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
Impaired Investment Securities
If a decline in fair value below the amortized cost basis of an investment security is judged to be ‘‘other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge to earnings. An ‘‘other-than-temporary” impairment exists for securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for ‘‘other than temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies. The Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity.
Stock Option Accounting
During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provides for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 123,237 options to purchase shares of Class A common stock exercisable at June 30, 2006.

On December 30, 2005 the Board of Directors approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.60 or greater per share. As a consequence, options to purchase 23,950 shares of Class A common stock became exercisable immediately. The average of the high and low price at which the Class A common stock traded on December 30, 2005, the date of the acceleration and vesting, was $29.28 per share. The Company estimates that, as a result of this accelerated vesting, approximately $190,000 of 2006 non-cash compensation expense was eliminated that would otherwise have been recognized in the Company’s earnings.

In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS 123R) , “Share-Based Payment”. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award period which is usually the vesting period. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company accelerated the vesting of certain unvested “out-of-the-money” stock options awarded to Bank employees pursuant to the Option Plans so that they immediately vested as of December 30, 2005. In connection with this acceleration the Board of Directors approved a technical amendment to each of the Option Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. These amendments avoid classification of the Company’s stock options as liabilities under SFAS 123R. On January 1, 2006 the Company adopted SFAS 123R for all share based payments.
The Company decided to accelerate the vesting of certain stock options primarily to reduce the non-cash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of SFAS 123R in 2006. There was no earnings impact for the first six months of 2006 due to the Company’s adoption of SFAS 123R.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(Dollars in Thousands)
Net income
As reported	$2,035	$4,077
Less: Pro forma stock based Compensation (net of tax)	41	81

Pro forma net income	1,994	3,966
Basic income per share
As reported	0.37	0.74
Pro forma	0.36	0.72
Diluted income per share
As reported	0.37	0.73
Pro forma	0.36	0.72
In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	1.59%
Expected life	9 years
Expected volatility	28%
Risk-free interest rate	3.95%
Stock option activity under the plan is as follows:

	June 30, 2006
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	130,133	$26.74
Granted	—	—
Cancelled	(1,250)	28.20
Exercised	(5,646)	16.57

Outstanding at end of period	123,237	$27.19

Exercisable at end of period	123,237	$27.19

Available to be granted at end of period	151,025

At June 30, 2006, the outstanding options to purchase 123,237 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price at $27.19 and a weighted average remaining contractual life of 6 years. The intrinsic value of options exercised for the period ended June 30, 2006 was $7.93 with an aggregate value of $44,773. The intrinsic value of options exercisable at June 30, 2006 was $3.49 with an aggregate value of $151,505.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2006.
Employee Benefits
The Company has a qualified Defined Benefit Pension Plan (the “Plan”) which is offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan (the “Supplemental Plan”), which is limited to certain officers and employees of the Company. In the second quarter of 2006, the Company amended the Pension Plan by closing participation in their plan to new employees.

Components of Net Periodic Benefit Cost for the Three Month Period Ending June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
	(Dollars in Thousands)
Service Cost	$221	$190	$27	$32
Interest	249	229	191	186
Expected Return on Plan Assets	(254)	(214)	0	0
Recognized Prior Service (Cost) Benefit	(29)	(5)	16	16
Recognized Net Actuarial Losses	93	64	28	13

Net Periodic Benefit Cost	$280	$264	$262	$247
Components of Net Periodic Benefit Cost for the Six Month Period Ending June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
	(Dollars in Thousands)
Service Cost	$442	$380	$54	$64
Interest	498	458	382	372
Expected Return on Plan Assets	(508)	(428)	0	0
Recognized Prior Service (Cost) Benefit	(58)	(10)	32	32
Recognized Net Actuarial Losses	186	128	55	26

Net Periodic Benefit Cost	$560	$528	$523	$494

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1,480,000 to its pension plan in 2006. As of June 30, 2006, $740,000 of the contribution had been made.
Recent Accounting Developments
In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, and by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company’s judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.7 billion as of June 30, 2006. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts. During the second quarter the Company closed its branch on Atlantic Avenue in Boston and transferred its customers to the nearby State Street branch.
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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through its division, Investment Services at Century Bank, in conjunction with Independent Financial Marketing Group, a full service securities brokerage business. The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.

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

Earnings for the second quarter ended June 30, 2006 were $973,000, or $0.18 per share diluted, compared to net income of $2,035,000, or $0.37 per share diluted, for the second quarter of 2005. The earnings were adversely impacted by rising short term interest rates, a flat yield curve and increased deposit competition. Excluded from income for the current quarter is approximately $170,000 of expected Federal Home Loan Bank (FHLB) stock dividend income that was not recorded because the FHLB did not declare the dividend during the second quarter. The dividend is expected to be declared during the third quarter. For the first six months of 2006, net income totaled $2,403,000, or $0.43 per share diluted, compared to net income of $4,077,000, or $0.73 per share diluted, for the same period a year ago. Included in income for 2006 is the previously announced pre-tax gain of $600 thousand from the sale of its rights to future royalty payments for a portion of its Merchant Credit Card customer base.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Financial Condition
Loans
On June 30, 2006, total loans outstanding, net of unearned discount, were $745.1 million, an increase of 8.0% from the total on December 31, 2005. At June 30, 2006, commercial real estate loans accounted for 43.0% and residential real estate loans, including home equity credit lines, accounted for 31.1% of total loans. Commercial and industrial loans increased to $109.1 million from $94.1 million on December 31, 2005. Construction loans increased to $69.1 million at June 30, 2006 from $58.8 million on December 31, 2005.

The primary reason for the increase in loans across all of the business lines is due, in large part, to the hiring of additional officers as well as increased marketing of small business loans.
Allowance for Loan Losses
The allowance for loan losses was 1.28% of total loans on June 30, 2006 compared with 1.35% on December 31, 2005. The ratio decreased due primarily to growth in the loan portfolio. Net charge-offs for the six-month period ended June 30, 2006 were $164 thousand compared with net recoveries of $144 thousand for the same period in 2005. Provisions to the allowance have been made due primarily to growth in the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Nonaccruing loans	$289	$949
Nonperforming assets	$289	$949
Loans past due 90 days or more and still accruing	$4,163	$3,512
Nonaccruing loans as a percentage of total loans	.04%	.14%
Cash and Cash Equivalents
Cash and cash equivalents decreased mainly as a result of decreases in cyclical time deposits. Time deposits decreased mainly because of a decreased reliance on time deposits greater than $100 thousand.
Investments
Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestments, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base mainly through loan originations while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

Management’s Discussion and Analysis of Financial Condition and Results of
Operation (con’t.)

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Securities Available-for-Sale (at Fair Market Value)

U.S. Government and U.S.Government Sponsored Enterprises	$269,082	$294,132
Other Bonds and Equity Securities	13,758	20,298
Mortgage-backed Securities	197,478	218,552

Total Securities Available-for-Sale	$480,318	$532,982

Securities Held-to-Maturity (at Amortized Cost)

U.S. Government Sponsored Enterprises	$159,961	$159,952
Mortgage-backed Securities	115,624	126,626

Total Securities Held-to-Maturity	$275,585	$286,578

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $480.3 million at June 30, 2006, a decrease of 9.9% from December 31, 2005. The portfolio decreased mainly because of a contraction in the balance sheet. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government Sponsored Enterprise securities and has an estimated weighted average remaining life of 2.1 years. Included in U.S. Government and U.S. Government Sponsored Enterprises is one U.S. Government security totaling $2 million.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $275.6 million on June 30, 2006, a decrease of 3.8% from the total on December 31, 2005. The portfolio decreased mainly because of a contraction in the balance sheet. The contraction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government Sponsored Enterprises. The mortgage-backed securities have an estimated weighted average remaining life of 2.9 years.
Other Assets
Other Assets increased by $4.0 million or 10.3%. Other Assets increased mainly because of an increase in the cash surrender value of life insurance policies and deferred tax assets associated with the increase in unrealized available-for-sale losses.
Deposits and Borrowed Funds
On June 30, 2006, deposits totaled $1.2 billion, representing a 2.5% increase in total deposits from December 31, 2005. Total deposits increased primarily as a result of increases in savings, NOW and money market deposits, offset somewhat by decreases in time deposits. Savings, NOW and money market deposits increased mainly because of increases in municipal deposits and personal savings balances. The Company

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
competed more aggressively for these types of deposits. Time deposits decreased mainly because the Company competed less aggressively for these types of deposits during the first six months of the year. Borrowed funds totaled $253.8 million compared to $354.7 million at December 31, 2005. Borrowed funds decreased because the Company competed more aggressively for deposit balances. The Company continues to manage deposits in spite of rising short term rates and increased competition.
Results of Operations
Net Interest Income
For the three-month period ended June 30, 2006, net interest income totaled $9.1 million, a decrease of 12.3% from the comparable period in 2005. The decrease in net interest income for the three-month period is mainly due to a 30 basis point decrease in the net interest margin as well as a $17.3 million or 1.1% decrease in average earning assets. Also, excluded from income for the current quarter is approximately $170,000 of expected Federal Home Loan Bank (FHLB) stock dividend income that was not recorded because the FHLB did not declare the dividend during the second quarter. The dividend is expected to be declared during the third quarter. For the six-month period ended June 30, 2006, net interest income totaled $18.4 million, a decrease of 12.0% from the comparable period in 2005. The decrease in net interest income for the six-month period is mainly due to a 27 basis point decrease in the net interest margin as well as a $38.1 million or 2.4% decrease in average earning assets.
The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.40% for the first six months of 2006 from 2.67% during the same period in 2005. The Company believes that the net interest margin will continue to be challenged as rates rise. This is mainly the result of deposit and borrowing pricing that has the potential to increase at a faster rate than corresponding asset categories.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

			Three Months Ended
	June 30, 2006			June 30, 2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
				(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$733,169	$12,912	7.06%	$637,851	$10,086	6.34%
Securities available-for-sale Taxable	514,307	4,210	3.27%	589,441	4,995	3.39%
Tax-exempt (1)	557	5	5.01%	749	4	3.47%
Securities held-to-maturity Taxable	278,428	2,555	3.67%	318,505	2,988	3.75%
Temporary funds	3,988	49	4.90%	1,302	9	2.76%
Interest bearing deposits in other banks	172	2	4.50%	46	0	0.36%

Total interest earning assets	$1,530,621	$19,733	5.17%	$1,547,894	$18,082	4.68%
Non interest-earning assets	120,216			117,074
Allowance for loan losses	(9,510)			(9,252)

Total assets	$1,641,327			$1,655,716

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$215,295	$1,013	1.91%	$257,581	$859	1.35%
Savings accounts	76,993	146	0.76%	78,816	74	0.38%
Money market accounts	332,203	2,361	2.88%	370,332	1,769	1.94%
Time deposits	344,728	3,731	4.39%	246,092	1,938	3.19%

Total interest-bearing deposits	969,219	7,251	3.00%	952,821	4,640	1.97%
Securities sold under Agreements to repurchase	78,176	785	4.02%	33,476	130	1.56%
Other borrowed funds and Subordinated debentures	190,361	2,620	5.52%	265,414	2,957	4.67%

Total interest-bearing liabilities	1,237,756	10,656	3.45%	1,251,711	7,727	2.48%
Non interest-bearing Liabilities
Demand deposits	280,602			282,998
Other liabilities	19,470			16,417

Total liabilities	1,537,828			1,551,126
Stockholders’ equity	103,499			104,590

Total liabilities & stockholders equity	1,641,327			$1,655,716

Net interest income		$9,077			$10,355

Net interest spread (3)			1.72%			2.20%

Net interest margin (4)			2.38%			2.68%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
     The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

			Six Months Ended
		June 30, 2006			June 30, 2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
				(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$717,833	$24,847	6.97%	$614,742	$19,284	6.32%
Securities available-for-sale
Taxable	525,637	8,815	3.35%	592,374	9,926	3.35%
Tax-exempt (1)	569	9	4.98%	712	8	3.46%
Securities held-to-maturity
Taxable	281,173	5,168	3.68%	328,643	6,184	3.76%
Temporary funds	3,504	79	4.50%	30,365	332	2.19%
Interest bearing deposits in other banks	112	2	2.27%	46	0	0.62%

Total interest earning assets	$1,528,828	$38,920	5.11%	$1,566,882	$35,734	4.58%
Non interest-earning assets	120,646			118,189
Allowance for loan losses	(9,453)			(9,176)

Total assets	$1,640,021			$1,675,895

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$209,958	$1,870	1.80%	$253,300	$1,503	1.20%
Savings accounts	74,479	212	0.58%	77,611	145	0.38%
Money market accounts	317,309	4,139	2.63%	398,167	3,480	1.76%
Time deposits	334,034	6,912	4.17%	265,699	3,995	3.03%

Total interest-bearing deposits	935,780	13,133	2.83%	994,777	9,123	1.85%
Securities sold under Agreements to repurchase	65,288	1,200	3.71%	36,004	230	1.29%
Other borrowed funds and Subordinated debentures	234,448	6,183	5.32%	239,540	5,477	4.61%

Total interest-bearing liabilities	1,235,516	20,516	3.35%	1,270,321	14,830	2.35%
Non interest-bearing Liabilities
Demand deposits	281,730			284,738
Other liabilities	19,069			16,362

Total liabilities	1,536,315			1,571,421
Stockholders’ equity	103,706			104,474

Total liabilities & stockholders equity	$1,640,021			$1,675,895

Net interest income		$18,404			$20,904

Net interest spread (3)			1.76%			2.23%

Net interest margin (4)			2.40%			2.67%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
		Compared with		Compared with
	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
			Income			Income
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(dollars in thousands)
Interest Income:
Loans	$1,606	$1,220	2,826	$3,441	$2,122	5,563
Securities available-for-sale Taxable	(620)	(165)	(785)	(1,119)	8	(1,111)
Tax-Exempt	(1)	2	1	(2)	3	1
Securities held-to-maturity Taxable	(369)	(64)	(433)	(875)	(141)	(1,016)
Tax-Exempt	0	0	0	0	0	0
Temporary funds	29	11	40	(435)	182	(253)
Interest Bearing Deposits In other banks	0	2	2	0	2	2

Total interest income	645	1,006	1,651	1,010	2,176	3,186

Interest expense:
Deposits:
NOW accounts	(158)	312	154	(290)	657	367
Savings accounts	(2)	74	72	(6)	73	67
Money market accounts	(198)	790	592	(808)	1,467	659
Time deposits	927	866	1,793	1,184	1,733	2,917

Total interest-bearing deposits	569	2,042	2,611	80	3,930	4,010
Securities sold under agreements to repurchase	299	355	655	293	677	970
Other borrowed funds and Long term debt	(944)	607	(337)	(119)	825	706

Total interest expense	(76)	3,004	2,929	254	5,432	5,686

Change in net interest inc	721	(1,999)	(1,278)	753	(3,253)	(2,500)

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Provision for Loan Losses
For the three-month period ended June 30, 2006, the loan loss provision was $225 thousand compared to a provision of $150 thousand for the same period last year. For the six-month period ended June 30, 2006 the loan loss provision was $375 thousand compared to a provision of $300 thousand for the same period last year. The Company’s loan loss allowance as a percentage of total loans outstanding has decreased from 1.35% at December 31, 2005 to 1.28% at June 30, 2006. The ratio decreased due to growth in the loan portfolio. The coverage ratio decreased mainly as a result of continued low levels of problem assets.
Non-Interest Income and Expense
Other operating income for the quarter ended June 30, 2006 was $2.8 million compared to $2.9 million for the second quarter of 2005. The decrease was mainly attributable to a decrease in the growth of cash surrender values by $147 thousand and decreases in brokerage commissions by $109 thousand. This was somewhat offset by service charges on deposit accounts which increased by $165 thousand. Service charges on deposit accounts increased mainly because of an increase in overdraft fees. The decrease in growth of cash surrender values was mainly attributable to lower returns on life insurance policies. The decrease in brokerage commissions was primarily the result of decreased transaction volume. The decrease in lockbox fees was mainly attributable to competitive pricing pressures.
Other operating income for the six month period ended June 30, 2006 was $5.9 million compared to $5.6 million for the same period last year. The increase was mainly attributable to a pre-tax gain of $600 thousand from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base. Also, growth in cash surrender values decreased by $314 thousand, service charges on deposit accounts increased by $253 thousand, brokerage commissions decreased by $214 thousand and lockbox fees decreased by $58 thousand. Service charges on deposit accounts increased mainly because of an increase in overdraft fees.
During the quarter ended June 30, 2006, operating expenses increased by $9 thousand or 0.09% to $10.1 million, from the same period last year. Operating expenses for the six month period ended June 30, 2006 increased by $140 thousand or 0.7% to $20.3 from the same period last year. Operating expenses for the quarter remained relatively stable compared to the same period last year. The increase in operating expenses for the six month period was mainly attributable to an increase of $195 thousand in salaries and employee benefits, $37 thousand in occupancy expense, a $24 thousand increase in equipment expense and $116 thousand decrease in other expense. Salaries and employee benefits increased mainly as a result of increases in salaries expense, pension expense and health insurance costs. Occupancy expense increased mainly because of increased utility costs somewhat offset by decreases in building maintenance costs. Equipment expense increased mainly as a result of increased depreciation costs. Other expenses decreased mainly as a result of decreases in consulting costs, offset somewhat by increases in audit and exam fees and marketing costs.

management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Income Taxes
For the second quarter of 2006, the Company’s income tax expense totaled $0.5 million on pretax income of $1.5 million for an effective tax rate of 35.1%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1.0 million on pretax income of $3.0 million for an effective tax rate of 32.3%. The income tax rate increased for the current quarter mainly as a result of a decrease in non-taxable income (insurance related income) compared to last year. For the first six months of 2006, the Company’s income tax expense totaled $1.2 million on pretax income of $3.6 million for an effective tax rate of 34.0%. For last year’s corresponding period, the Company’s income tax expense totaled $2.0 million on pretax income of $6.0 million for an effective tax rate of 32.5%. The income tax rate increased for the six month period mainly as a result of a decrease in non-taxable income (insurance related income) compared to last year.
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
Item 4 Controls and Procedures
The Company’s principal executive officers, with participation of the Company’s principal financial officer, have evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s principal executive officers, with participation of its principal financial officer, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal controls over financial reporting and during the second quarter of 2006 there has been no change in its internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,2005. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3	Defaults Upon Senior Securities – None

Item 4	Submission of Matters to a Vote of Security Holders – None

Item 5	Other Information – None

Item 6	Exhibits

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

Date: August 8, 2006	Century Bancorp, Inc

/s/ Barry R. Sloane	/s/ Jonathan G. Sloane

Barry R. Sloane	Jonathan G. Sloane
Co-President & Co-Chief Executive Officer	Co-President & Co-Chief Executive Officer

/s/ Paul V. Cusick, Jr.

Paul V. Cusick, Jr.
Vice President and Treasurer
(Principal Accounting Officer)