Form 10-Q
period 2006-09-30
CENTURY BANCORP INC
filed 2006-11-09
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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
Large accelerated filer  ☐                    Accelerated filer ☑                    Non-accelerated filer  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2006, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,498,738 Shares
Class B Common Stock, $1.00 par value	2,042,450 Shares

Century Bancorp, Inc.

		Page
Index		Number

Part I	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets:
	September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Income:
	Three (3) months and Nine (9) months ended September 30, 2006
	and 2005.	4

	Consolidated Statements of Changes in Stockholders’
	Equity: Nine (9) months ended September 30, 2006
	and 2005.	5

	Consolidated Statements of Cash Flows:
	Nine (9) months ended September 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12-21

Item 3.	Quantitative and Qualitative Disclosure About
	Market Risk	21

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Securities Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signatures		23

Exhibits
Ex-31.1 Section 302 Certification of Barry R. Sloane
Ex-31.2 Section 302 Certification of Jonathan G. Sloane
Ex-31.3 Section 302 Certification of Paul V. Cusick, Jr.
Ex-32.1 Section 906 Certification of Barry R. Sloane
Ex-32.2 Section 906 Certification of Jonathan G. Sloane
Ex-32.3 Section 906 Certification of Paul V. Cusick, Jr.

PART I — Item 1
Century Bancorp, Inc. — Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(000’s, except share data)	2006	2005
Assets
Cash and due from banks	$54,151	$47,626
Federal funds sold and interest-bearing deposits in other banks	42,209	105,053

Total cash and cash equivalents	96,360	152,679

Securities available-for-sale, amortized cost $470,471 and $546,524, respectively	460,264	532,982
Securities held-to-maturity, market value $262,397 and $277,769, respectively	270,306	286,578

Loans, net:
Commercial & industrial	107,094	94,139
Construction & land development	58,973	58,846
Commercial real estate	308,412	302,279
Residential real estate	163,500	146,355
Consumer & other	14,188	11,316
Home equity	69,397	76,710

Total loans, net	721,564	689,645
Less: allowance for loan losses	9,784	9,340

Net loans	711,780	680,305

Bank premises and equipment	23,370	25,228
Accrued interest receivable	7,268	7,127
Goodwill	2,714	2,714
Core deposit intangible	2,156	2,447
Other assets	42,312	38,709

Total assets	$1,616,530	$1,728,769

Liabilities
Deposits:
Demand deposits	$274,967	$296,696
Savings and NOW deposits	277,218	239,326
Money market accounts	343,154	279,245
Time deposits	380,588	401,773

Total deposits	1,275,927	1,217,040

Securities sold under agreements to repurchase	63,930	50,010
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	114,280	304,722
Other liabilities	19,003	17,713
Subordinated debentures	36,083	36,083

Total liabilities	1,509,223	1,625,568

Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,498,638 shares and 3,453,202 shares, respectively	3,499	3,453
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,042,450 shares and 2,082,240 shares, respectively	2,042	2,082
Additional paid-in capital	11,504	11,416
Retained earnings	99,313	97,338

	116,358	114,289
Unrealized losses on securities available-for-sale, net of taxes	(6,233)	(8,270)
Additional minimum pension liability, net of taxes	(2,818)	(2,818)

Total accumulated other comprehensive loss, net of taxes	(9,051)	(11,088)
Total stockholders’ equity	107,307	103,201

Total liabilities and stockholders’ equity	$1,616,530	$1,728,769

See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(000’s except share data)	2006	2005	2006	2005
Interest income
Loans	$13,290	$10,616	$38,137	$29,900
Securities held-to-maturity	2,497	2,773	7,665	8,957
Securities available-for-sale	4,390	4,895	13,214	14,829
Federal funds sold and interest-bearing deposits in other banks	364	5	445	337

Total interest income	20,541	18,289	59,461	54,023

Interest expense
Savings and NOW deposits	1,344	1,015	3,426	2,663
Money market accounts	2,711	1,886	6,850	5,366
Time deposits	4,157	2,174	11,069	6,169
Securities sold under agreements to repurchase	795	225	1,995	455
Other borrowed funds and subordinated debentures	2,163	3,215	8,346	8,692

Total interest expense	11,170	8,515	31,686	23,345

Net interest income	9,371	9,774	27,775	30,678

Provision for loan losses	225	150	600	450

Net interest income after provision for loan losses	9,146	9,624	27,175	30,228

Other operating income
Service charges on deposit accounts	1,747	1,481	4,965	4,446
Lockbox fees	658	644	2,095	2,139
Brokerage commissions	42	106	120	398
Other income	282	471	1,449	1,303

Total other operating income	2,729	2,702	8,629	8,286

Operating expenses
Salaries and employee benefits	5,843	6,064	18,092	18,118
Occupancy	1,020	874	2,986	2,803
Equipment	785	733	2,305	2,229
Other	2,408	2,396	6,963	7,067

Total operating expenses	10,056	10,067	30,346	30,217

Income before income taxes	1,819	2,259	5,458	8,297

Provision for income taxes	622	727	1,858	2,688

Net income	$1,197	$1,532	$3,600	$5,609

Share data:
Weighted average number of shares outstanding, basic	5,541,088	5,535,388	5,540,902	5,535,121
Weighted average number of shares outstanding, diluted	5,548,842	5,553,751	5,550,697	5,552,974
Net income per share, basic	$0.22	$0.28	$0.65	$1.01
Net income per share, diluted	$0.22	$0.28	$0.65	$1.01
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.24	$0.24
Class B common stock	$0.06	$0.06	$0.12	$0.12
See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(000’s)
2005
Balance at December 31, 2004	$3,434	$2,099	$11,395	$92,611	($4,766)	$104,773

Net income	—	—	—	5,609	—	5,609

Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $3,120 in taxes	—	—	—	—	(4,339)	(4,339)

Minimum pension liability adjustment	—	—	—	—	163	163

Comprehensive income						1,433

Stock Options Exercised, 1,354 shares	2	—	21	—	—	23

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,236)	—	(1,236)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(379)	—	(379)

Balance at September 30, 2005	$3,436	$2,099	$11,416	$96,605	($8,942)	$104,614

2006
Balance at December 31, 2005	$3,453	$2,082	$11,416	$97,338	($11,088)	$103,201

Net income	—	—	—	3,600	—	3,600

Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $1,465 in taxes	—	—	—	—	2,037	2,037

Comprehensive income						5,637

Conversion of Class B Common Stock to Class A Common Stock	40	(40)	—	—	—	0

Stock Options Exercised, 5,646 shares	6	—	88	—	—	94

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,256)	—	(1,256)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(369)	—	(369)

Balance at September 30, 2006	$3,499	$2,042	$11,504	$99,313	($9,051)	$107,307

See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Cash Flows (unaudited)

	Nine months ended
	September 30,
	2006	2005
	(000’s)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,600	$5,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	450
Deferred income taxes	(676)	79
Net depreciation and amortization	2,752	2,434
Increase in accrued interest receivable	(141)	(316)
Increase in other assets	(4,271)	(4,937)
Increase in other liabilities	1,328	456

Net cash provided by operating activities	3,192	3,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	76,260	156,230
Purchase of securities available-for-sale	(448)	(112,235)
Proceeds from maturities of securities held-to-maturity	16,348	53,147
Purchase of securities held-to-maturity	—	(2,022)
Net increase in loans	(32,075)	(80,812)
Capital expenditures	(430)	(1,879)

Net cash provided by investing activities	59,655	12,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(21,185)	(117,515)
Net increase (decrease) in demand, savings, money market and NOW deposits	80,072	(204,979)
Net proceeds from the exercise of stock options	94	23
Cash dividends	(1,625)	(1,615)
Net increase in securities sold under agreements to repurchase	13,920	1,870
Net (decrease) increase in FHLB borrowings and other borrowed funds	(190,442)	142,745
Decrease in subordinated debentures	—	(29,639)

Net cash used in financing activities	(119,166)	(209,110)

Net decrease in cash and cash equivalents	(56,319)	(192,906)
Cash and cash equivalents at beginning of period	152,679	238,235

Cash and cash equivalents at end of period	$96,360	$45,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$31,511	$24,477
Income taxes	2,516	2,776
Change in unrealized losses on securities available-for-sale, net of taxes	$2,037	($4,339)
See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc.
Notes to Consolidated Financial Statements (unaudited)
Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries, Century Subsidiary Investments, Inc. (“CSII”), Century Subsidiary Investments, Inc. II (“CSII II”), Century Subsidiary Investments, Inc. III (“CSII III”). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. The Company also owns 100% of Century Bancorp Capital Trust II (“CBCT II”). The entity is an unconsolidated subsidiary of the Company.

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

Notes to Consolidated Financial Statements (unaudited)
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

Notes to Consolidated Financial Statements (unaudited)

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
Impaired Investment Securities

If a decline in fair value below the amortized cost basis of an investment security is judged to be “other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge to earnings. An “other-than-temporary” impairment exists for securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for “other than temporary” impairment related to a debt security include an analysis of yield, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies. The Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity.
Stock Option Accounting

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 123,237 shares of Class A common stock exercisable at September 30, 2006.

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

In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS 123R), “Share-Based Payment”. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires a public entity to measure the cost of

Notes to Consolidated Financial Statements (unaudited)

employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award period which is usually the vesting period. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company accelerated the vesting of certain unvested “out-of-the-money” stock options awarded to Bank employees pursuant to the Option Plans so that they immediately vested as of December 30, 2005. In connection with this acceleration the Board of Directors approved a technical amendment to each of the Option Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. These amendments avoid classification of the Company’s stock options as liabilities under SFAS 123R. Effective as of January 1, 2006 the Company adopted SFAS 123R for all share based payments.

The Company decided to accelerate the vesting of certain stock options primarily to reduce the non-cash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of SFAS 123R in 2006. There was no earnings impact for the first nine months of 2006 due to the Company’s adoption of SFAS 123R.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Dollars in Thousands)
Net income
As reported	$1,532	$5,609
Less: Pro forma stock based Compensation (net of tax)	40	121

Pro forma net income	1,492	5,488
Basic income per share
As reported	0.28	1.01
Pro forma	0.27	0.99
Diluted income per share
As reported	0.28	1.01
Pro forma	0.27	0.99

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	1.59%
Expected life	9 years
Expected volatility	28%
Risk-free interest rate	3.95%

Notes to Consolidated Financial Statements (unaudited)

Stock option activity under the plan is as follows:

	September 30, 2006
		Weighted
		Average
		Exercise
	Amount	Price
Shares under option:
Outstanding at beginning of year	130,133	$26.74
Granted	—	—
Cancelled	(1,250)	28.20
Exercised	(5,646)	16.57

Outstanding at end of period	123,237	$27.19

Exercisable at end of period	123,237	$27.19

Available to be granted at end of period	151,025

September 30, 2006, the outstanding options to purchase 123,237 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price at $27.19 and a weighted average remaining contractual life of 6 years. The weighted average intrinsic value of options exercised for the nine-month period ended September 30, 2006 was $9.01 per share with an aggregate value of $50,859. The average intrinsic value of options exercisable at September 30, 2006 had an aggregate value of $198,330.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2006.
Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Pension Plan”) which is offered to all employees reaching minimum age and service requirements. The Company also has a Supplemental Insurance/Retirement Plan, which is limited to certain officers and employees of the Company. In the second quarter of 2006, the Company amended the Pension Plan by closing participation in the plan to new employees.

Components of Net Periodic Benefit Cost for the Three Month Period Ending September 30,

			Supplemental
			Insurance/
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
	(Dollars in Thousands)
Service Cost	$221	$190	$27	$32
Interest	249	229	191	186
Expected Return on Plan Assets	(254)	(214)	0	0
Recognized Prior Service (Cost) Benefit	(29)	(5)	16	16
Recognized Net Actuarial Losses	93	64	28	13

Net Periodic Benefit Cost	$280	$264	$262	$247

Notes to Consolidated Financial Statements (unaudited)

Components of Net Periodic Benefit Cost for the Nine Month Period Ending September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2006	2005	2006	2005
	(Dollars in Thousands)
Service Cost	$663	$570	$81	$96
Interest	747	687	573	558
Expected Return on Plan Assets	(762)	(642)	0	0
Recognized Prior Service (Cost) Benefit	(87)	(15)	48	48
Recognized Net Actuarial Losses	279	192	83	39

Net Periodic Benefit Cost	$840	$792	$785	$741

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1,480,000 to the Pension Plan in 2006. As of September 30, 2006, $1,110,000 of the contribution had been made. The Company expects to contribute $1,480,000 by the end of the year.

Recent Accounting Developments

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 on its business and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 (SFAS 158), Employers’ Accounting for defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires the net amount by which the defined-benefit-postretirement obligation is over or under funded to be reported on the balance sheet. The Company is currently analyzing the effects of SFAS 158 on its business and financial condition.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements. This SAB is addressing diversity in practice in quantifying financial statement misstatements and the build up of amounts on the balance sheet. The cumulative amounts, while not considered material in the individual years in which the build up occurred may be considered material in a subsequent year if a Company were to correct those amounts through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of equity for that year. The Company is currently evaluating the impact this will have on its financial statements and will adopt SAB No. 108 in its annual report on Form 10-K for year ending December 31, 2006.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Investors are cautioned that forward-looking statements are

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

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

Executive Overview	Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.6 billion as of September 30, 2006. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts. During the quarter ended June 30, 2006, the Company closed its branch on Atlantic Avenue in Boston and transferred its customers to the nearby State Street branch.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

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

Earnings for the third quarter ended September 30, 2006 were $1,197,000, or $0.22 per share diluted, compared to net income of $1,532,000, or $0.28 per share diluted, for the third quarter of 2005. The earnings were adversely impacted by rising short term interest rates, a flat yield curve and increased deposit competition. Included in the income for the current quarter is approximately $354,000 of Federal Home Loan Bank (FHLB) stock dividend income. This dividend is for both the second and third quarter of 2006 because the FHLB did not declare the dividend in the second quarter. For the first nine months of 2006, net income totaled $3,600,000, or $0.65 per share diluted, compared to net income of $5,609,000, or $1.01 per share diluted, for the same period a year ago. Included in income for 2006 is the previously announced pre-tax gain of $600 thousand from the sale of the Company’s rights to future royalty payments for a portion of its Merchant Credit Card customer base.

Financial Condition

Loans	On September 30, 2006, total loans outstanding, net of unearned discount, were $721.6 million, an increase of 4.6% from the total on December 31, 2005. At September 30, 2006, commercial real estate loans accounted for 42.7% and residential real estate loans, including home equity credit lines, accounted for 32.4% of total loans. Commercial and industrial loans increased to $107.1 million from $94.1 million on December 31, 2005. Construction loans increased to $59.0 million at September 30, 2006 from $58.8 million on December 31, 2005.

The primary reason for the increase in loans was due in large part to an increase in residential and small business lending.
Allowance for Loan Losses

The allowance for loan losses was 1.36% of total loans on September 30, 2006 compared with 1.35% on December 31, 2005. The ratio has remained relatively stable. Net charge-offs for the nine-month period ended September 30, 2006 were $156 thousand compared with net recoveries of $41 thousand for the same period in 2005. Provisions to the allowance have been made due primarily to growth in the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)

Nonaccruing loans	$296	$949
Nonperforming assets	$296	$949
Loans past due 90 days or more and still accruing	$79	$3,512
Nonaccruing loans as a percentage of total loans	.04%	.14%
Cash and Cash Equivalents

Cash and cash equivalents decreased mainly as a result of decreases in borrowed funds. Borrowed funds decreased mainly because of increases in deposit levels.

Investments	Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestments, if any, will be based on various factors including expectation of movements in market interest rates, deposit flows and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base mainly through loan originations while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)

Securities Available-for-Sale (at Fair Market Value)

U.S. Government and U.S.Government Sponsored Enterprises	$256,898	$294,132
Other Bonds and Equity Securities	13,345	20,298
Mortgage-backed Securities	190,021	218,552

Total Securities Available-for-Sale	$460,264	$532,982

Securities Held-to-Maturity (at Amortized Cost)

U.S. Government Sponsored Enterprises	$159,965	$159,952
Mortgage-backed Securities	110,341	126,626

Total Securities Held-to-Maturity	$270,306	$286,578

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $460.3 million at September 30, 2006, a decrease of 13.6% from December 31, 2005. The portfolio decreased mainly because of a reduction in the size of the balance sheet. The reduction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government Sponsored Enterprise securities and has an

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

estimated weighted average remaining life of 2.1 years. Included in U.S. Government and U.S. Government Sponsored Enterprises is one U.S. Government security totaling $2 million.

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $270.3 million on September 30, 2006, a decrease of 5.7% from the total on December 31, 2005. The portfolio decreased mainly because of a reduction in the size of the balance sheet. The reduction is explained within the Deposits and Borrowed Funds section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. The portfolio is concentrated in United States Government Sponsored Enterprises and has an estimated weighted average remaining life of 2.5 years.

Other Assets

Other Assets increased by $3.6 million or 9.3%. Other Assets increased mainly because of an increase in the cash surrender value of life insurance policies.

Deposits and Borrowed Funds

On September 30, 2006, deposits totaled $1.3 billion, representing a 4.8% increase in total deposits from December 31, 2005. Total deposits increased primarily as a result of increases in savings, NOW and money market deposits, offset somewhat by decreases in time deposits. Savings, NOW and money market deposits increased mainly because of increases in municipal deposits and personal savings balances. The Company competed more aggressively for these types of deposits. Time deposits decreased mainly because the Company competed less aggressively for these types of deposits during the first nine months of the year. Borrowed funds totaled $178.2 million compared to $354.7 million at December 31, 2005. Borrowed funds decreased because the Company competed more aggressively for deposit balances. The Company continues to maintain deposits in spite of rising short term rates and increased competition.

Results of Operations

Net Interest Income

For the three-month period ended September 30, 2006, net interest income totaled $9.4 million, a decrease of 4.1% from the comparable period in 2005. The decrease in net interest income for the three-month period is mainly due to a 7 basis point decrease in the net interest margin as well as a $14.5 million or 0.9% decrease in average earning assets. Also, included in income for the current quarter is approximately $354,000 Federal Home Loan Bank (“FHLB”) stock dividend income. This dividend is for both the second and third quarter of 2006 because the FHLB did not declare the dividend in the second quarter. For the nine-month period ended September 30, 2006, net interest income totaled $27.8 million, a decrease of 9.5% from the comparable period in 2005. The decrease in net interest income for the nine-month period is mainly due to a 20 basis point decrease in the net interest margin as well as a $30.1 million or 1.9% decrease in average earning assets.

The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.43% for the first nine months of 2006 from 2.63% during the same period in 2005. The Company believes that the net interest margin will continue to be challenged in this inverted yield curve environment. This is mainly the result of deposit and borrowing pricing that has the potential to increase at a faster rate than corresponding asset categories.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2006			September 30, 2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
				(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$733,100	$13,291	7.22%	$653,660	$10,616	6.45%
Securities available-for-sale
Taxable	483,496	4,388	3.63%	578,220	4,895	3.39%
Tax-exempt (1)	284	2	2.82%	0	0	0.00%
Securities held-to-maturity
Taxable	273,233	2,497	3.66%	299,645	2,773	3.70%
Temporary funds	27,185	360	5.30%	555	5	3.60%
Interest bearing deposits in other banks	308	3	3.56%	48	0	4.31%

Total interest earning assets	$1,517,606	$20,541	5.40%	$1,532,128	$18,289	4.76%
Non interest-earning assets	125,594			118,854
Allowance for loan losses	(9,672)			(9,511)

Total assets	$1,633,528			$1,641,471

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$209,416	$1,036	1.96%	$241,970	$942	1.58%
Savings accounts	88,474	308	1.38%	76,210	73	0.38%
Money market accounts	334,657	2,710	3.21%	359,106	1,886	2.13%
Time deposits	358,812	4,157	4.60%	254,285	2,174	3.47%

Total interest-bearing deposits	991,359	8,211	3.29%	931,571	5,075	2.21%
Securities sold under Agreements to repurchase	79,283	796	3.98%	37,300	225	2.39%
Other borrowed funds and Subordinated debentures	151,618	2,163	5.66%	271,590	3,215	4.70%

Total interest-bearing liabilities	1,222,260	11,170	3.63%	1,240,461	8,515	2.72%
Non interest-bearing
Liabilities
Demand deposits	285,761			278,552
Other liabilities	20,168			16,494

Total liabilities	1,528,189			1,535,507
Stockholders’ equity	105,339			105,964

Total liabilities & stockholders equity	1,633,528			$1,641,471

Net interest income		$9,371			$9,774

Net interest spread (3)			1.78%			2.04%

Net interest margin (4)			2.48%			2.55%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2006			September 30, 2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
				(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$722,978	$38,137	7.05%	$627,857	$29,900	6.36%
Securities available-for-sale
Taxable	511,436	13,202	3.44%	588,077	14,829	3.36%
Tax-exempt (1)	473	12	3.38%	0	0	0.00%
Securities held-to-maturity
Taxable	278,497	7,665	3.67%	318,871	8,957	3.75%
Temporary funds	11,484	440	5.11%	20,319	337	2.21%
Interest bearing deposits in other banks	178	5	3.75%	45	0	0.82%

Total interest earning assets	$1,525,046	$59,461	5.21%	$1,555,170	$54,023	4.64%
Non interest-earning assets	122,442			118,309
Allowance for loan losses	(9,527)			(9,289)

Total assets	$1,637,961			$1,664,190

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$209,775	$2,905	1.85%	$249,481	$2,445	1.31%
Savings accounts	79,195	521	0.88%	77,139	218	0.38%
Money market accounts	323,155	6,849	2.83%	385,003	5,367	1.86%
Time deposits	342,384	11,069	4.32%	261,852	6,169	3.15%

Total interest-bearing deposits	954,509	21,344	2.99%	973,476	14,199	1.95%
Securities sold under Agreements to repurchase	70,004	1,995	3.81%	36,441	455	1.67%
Other borrowed funds and Subordinated debentures	206,535	8,347	5.40%	250,339	8,691	4.64%

Total interest-bearing liabilities	1,231,048	31,686	3.44%	1,260,256	23,345	2.48%
Non interest-bearing
Liabilities
Demand deposits	283,089			282,653
Other liabilities	19,373			16,409

Total liabilities	1,533,510			1,559,318
Stockholders’ equity	104,451			104,872

Total liabilities & stockholders equity	$1,637,961			$1,664,190

Net interest income		$27,775			$30,678

Net interest spread (3)			1.77%			2.16%

Net interest margin (4)			2.43%			2.63%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Compared with			Compared with
	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
			Income			Income
			Increase			Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(dollars in thousands)
Interest Income:
Loans	$1,350	$1,325	2,675	$4,815	$3,422	8,237
Securities available-for-sale
Taxable	(842)	335	(507)	(1,971)	344	(1,627)
Tax-Exempt	2	0	2	12	0	12
Securities held-to-maturity
Taxable	(242)	(34)	(276)	(1,114)	(178)	(1,292)
Tax-Exempt	0	0	0	0	0	0
Temporary funds	352	3	355	(194)	297	103
Interest Bearing Deposits In other banks	2	0	2	2	3	5

Total interest income	622	1,629	2,251	1,550	3,888	5,438

Interest expense:
Deposits:
NOW accounts	(138)	232	94	(434)	894	460
Savings accounts	14	221	235	6	297	303
Money market accounts	(136)	960	824	(968)	2,450	1,482
Time deposits	1,064	919	1,983	2,217	2,683	4,900

Total interest-bearing deposits	804	2,332	3,136	821	6,324	7,145
Securities sold under agreements to repurchase	359	212	571	644	896	1,540
Other borrowed funds and Long term debt	(1,619)	567	(1,052)	(1,650)	1,306	(344)

Total interest expense	(456)	3,111	2,655	(185)	8,526	8,341

Change in net interest inc	1,078	(1,482)	(404)	1,735	(4,638)	(2,903)

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Provision for Loan Losses

For the three-month period ended September 30, 2006, the loan loss provision was $225 thousand compared to a provision of $150 thousand for the same period last year. For the nine-month period ended September 30, 2006 the loan loss provision was $600 thousand compared to a provision of $450 thousand for the same period last year. The Company’s loan loss allowance as a percentage of total loans outstanding has remained relatively stable at 1.35% at December 31, 2005 versus 1.36% at September 30, 2006. The coverage ratio remained stable mainly as a result of relative stability in the loan portfolio.
Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2006 and 2005 was $2.7 million. The changes within the category, even while the line item did not change materially, were mainly attributable to a decrease in the growth of cash surrender values by $203 thousand and decreases in brokerage commissions by $64 thousand. This was somewhat offset by service charges on deposit accounts increased by $266 thousand. Service charges on deposit accounts increased mainly because of an increase in overdraft fees. The decrease in growth of cash surrender values was mainly attributable to lower returns on life insurance policies. The decrease in brokerage commissions was primarily the result of decreased transaction volume. The decrease in lockbox fees was mainly attributable to competitive pricing pressures.

Other operating income for the nine month period ended September 30, 2006 was $8.6 million compared to $8.3 million for the same period last year. The increase was mainly attributable to a pre-tax gain of $600 thousand from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base. Also, growth in cash surrender values decreased by $518 thousand, service charges on deposit accounts increased by $519 thousand, brokerage commissions decreased by $278 thousand and lockbox fees decreased by $44 thousand. Service charges on deposit accounts increased mainly because of an increase in overdraft fees.

During the quarter ended September 30, 2006, operating expenses decreased by $11 thousand or 0.11% to $10.1 million, from the same period last year. Operating expenses for the nine month period ended September 30, 2006 increased by $129 thousand or 0.4% to $30.3 from the same period last year. Operating expenses for the quarter and year-to-date remained relatively stable compared to the same period last year. The changes in operating expenses for the nine month period was mainly attributable to a decrease of $26 thousand in salaries and employee benefits, $183 thousand increase in occupancy expense, a $76 thousand increase in equipment expense and $104 thousand decrease in other expenses. Salaries and employee benefits decreased mainly as a result a decrease in staffing offset somewhat by an increase in salaries, pension expense and health insurance costs. Occupancy expense increased mainly because of increased utility costs somewhat offset by decreases in building maintenance costs. Equipment expense increased mainly as a result of increased depreciation costs. Other expenses decreased mainly as a result of decreases in consulting costs, offset somewhat by increases in contributions and audit and exam fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (con’t.)
Income Taxes

For the third quarter of 2006, the Company’s income tax expense totaled $0.6 million on pretax income of $1.8 million for an effective tax rate of 34.2%. For last year’s corresponding quarter, the Company’s income tax expense totaled $0.7 million on pretax income of $2.3 million for an effective tax rate of 32.2%. The income tax rate increased for the current quarter mainly as a result of a decrease in non-taxable income (insurance related income) compared to last year. For the first nine months of 2006, the Company’s income tax expense totaled $1.9 million on pretax income of $5.5 million for an effective tax rate of 34.0%. For last year’s corresponding period, the Company’s income tax expense totaled $2.7 million on pretax income of $8.3 million for an effective tax rate of 32.4%. The income tax rate increased for the nine month period mainly as a result of a decrease in non-taxable income (insurance related income) compared to last year.

Item 3	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there have been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4	Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, have evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2006 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors — Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3	Defaults Upon Senior Securities — None

Item 4	Submission of Matters to a Vote of Security Holders — None

Item 5	Other Information — None

Item 6	Exhibits

31.1	Certification of Co-President and Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Co-President and Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.3	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Co-President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006	Century Bancorp, Inc

/s/ Barry R. Sloane Barry R. Sloane Co-President & Co-Chief Executive Officer	/s/ Jonathan G. Sloane Jonathan G. Sloane Co-President & Co-Chief Executive Officer

/s/ Paul V. Cusick, Jr. Paul V. Cusick, Jr. Vice President and Treasurer (Principal Accounting Officer)