Form 10-K
period 2006-12-31
CENTURY BANCORP INC
filed 2007-03-15
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Class A Common Stock, $1.00 par value
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐     No ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2006 was $85,644,234.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2007:
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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2006 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company, formed in 1969. The Company had total assets of approximately $1.6 billion on December 31, 2006. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, consumer loans, and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank supported by Independent Financial Marketing Group, Inc. (IFMG), a full service securities brokerage business.

The Company is also a provider of financial services, including cash management, transaction processing and short term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.

On February 7, 2006 the Company announced that it had renewed its contract with NOVA Information Systems, a wholly owned subsidiary of U.S. Bancorp, and had also sold its rights to future royalty payments for a portion of its Merchant Credit Card customer base for $600,000.

During the third quarter of 2006, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9% of the Century Bancorp Class A Common Stock issued and outstanding as of December 31, 2006. The program expires on July 12, 2007.

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

Also during the fourth quarter of 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due in 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II. Century Bancorp Capital Trust II issued 35,000 shares of its Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities pay dividends at an annualized rate of 6.65% for the first ten years and then convert to the three-month LIBOR rate plus 1.87% for the remaining twenty years. The total amount of this issuance was $36,083,000. The Company is using the proceeds primarily for general business purposes. Also, the Company, through its subsidiary, Century Bancorp Capital Trust, announced the redemption of 8.30% Trust Preferred Securities issued by Century Bancorp Capital Trust, with a redemption date of January 10, 2005. The total amount of this redemption was $29,639,000.

During February 2003 the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and provides additional corporate office space and an expanded banking floor. The building was substantially complete during the fourth quarter of 2004 and $14,500,000 has been expended in connection with this expansion. The capital expenditure has provided a five-story addition containing approximately 50,000 square feet of office and branch banking space. Occupancy costs have increased by approximately $1,010,000 for 2006 and $960,000 for 2005 as a result of the addition.

Availability of Company Filings

Under the Securities Exchange Act of 1934, Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files with the SEC its periodic and current reports, as well as other filings it makes with the SEC from time to time. The SEC maintains an Internet site that contains reports and other information regarding issuers, including the Company, that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and additional shareholder information are available free of charge on the Company’s website: www.century-bank.com.

Employees

As of December 31, 2006, the Company had 281 full-time and 92 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

Financial Services Modernization

On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act (“Gramm-Leach”) which significantly altered banking laws in the United States. Gramm Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. As a result of Gramm Leach, many of the depression-era laws that restricted these affiliations and other activities that may be engaged in by banks and bank holding companies were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

In order to engage in these financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a “financial holding company” by demonstrating that each of its bank subsidiaries is “well capitalized,” “well managed,” and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (the “CRA”). The Company has not elected to become a financial holding company under Gramm-Leach.

These new financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and any bank affiliates) to be “well capitalized” and “well managed;” the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if the bank is one of the 100 largest banks, it must meet certain financial rating or other comparable requirements.

Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the SEC will regulate their securities activities, and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic, personal information.

Holding Company Regulation

The Company is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”), and is registered as such with the Board of Governors of the Federal Reserve Bank (the “FRB”), which is responsible for administration of the Holding Company Act. Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the Holding Company Act. As required by the Holding Company Act, the Company files with the FRB an annual report regarding its financial condition and operations, management and intercompany relationships of the Company and the Bank. It is also subject to examination by the FRB and must obtain FRB approval before (i) acquiring direct or indirect ownership or control of more than 5% of the voting stock of any bank, unless it already owns or controls a majority of the voting stock of that bank, (ii) acquiring all or substantially all of the assets of a bank, except through a subsidiary which is a bank, or (iii) merging or consolidating with any other bank holding company. A bank holding company must also give the FRB prior written notice before purchasing or redeeming its equity securities, if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review of the Company and its subsidiaries as of November 2006.

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

Provisions of the 1991 Act relating to the activities of state-chartered banks significantly impact the way the Company conducts its business. In this regard, the 1991 Act provides that insured state banks, such as the Bank, may not engage as principal in any activity that is not permissible for a national bank, unless the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund (“BIF”) and the state bank is in compliance with applicable capital standards. Activities of subsidiaries of insured state banks are similarly restricted to those activities permissible for subsidiaries of national banks, unless the FDIC has determined that the activity would pose no significant risk to the BIF and the state bank is in compliance with applicable capital standards.

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits bank holding companies to acquire banks in any state and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and operated de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of implementing rules and the National Association of Securities Dealers, Inc. has adopted corporate governance rules that have been approved by the SEC and are applicable to the Company. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management. As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting; that they have made certain disclosures to the Company’s auditors and the Board of Directors about the Company’s disclosure controls and procedures and internal control over financial reporting, and that they have included information in the Company’s quarterly and annual reports about their evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting, and whether there have been significant changes in the Company’s internal disclosure controls and procedures or in other factors that could significantly affect such controls and procedures subsequent to the evaluation and whether there have been any significant changes in the Company’s internal control over financial reporting that have materially affected or reasonably likely to materially affect the Company’s internal control over financial reporting, and compliance with certain other disclosure objectives. Section 906 of the Sarbanes-Oxley Act requires an additional certification that each periodic report containing financial statements fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information in the report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

Deposit Insurance Premiums

The Bank currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF member institutions. The assessment rates range from 0 to 27 basis points. Under the FDIC’s risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution’s capital — “well capitalized,” “adequately capitalized,” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act (“FDIA”). The Bank is presently “well capitalized” and as a result, the Bank is currently not subject to any FDIC premium obligation.

Effective January 1, 2007, the FDIC approved new deposit insurance assessment rates that will be determined based upon a contribution of financial ratios and supervisory factors. There are four established risk categories under the new assessment rules. The Bank anticipates that it will qualify as a Risk Category I institution with an assessment rates range from 5 to 7 basis points of the deposit assessment base, as defined by the FDIC. Based upon an analytic tool provided by the FDIC, the Bank anticipates that its projected calculated assessment rate will be at the lower end of that range. The Federal Deposit Insurance Reform Act of 2005 allows eligible insured depository institutions to share in a one-time assessment credit pool of approximately $4.7 billion, effectively reducing the amount these institutions will be required to submit as an overall assessment. As indicated in the final rule regarding this credit published in October 2006, the FDIC provided the Bank with a preliminary Statement of One-Time Credit. The Bank’s one-time assessment credit as indicated on that statement is approximately $850,000 to be received in 2007.

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

(iv) at December 31, 2006, approximately 60.4% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2006, approximately 31.4% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’ profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

No written comments received by the Company from the SEC regarding the Company’s periodic or current reports remain unresolved.

ITEM 2.	PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 12 of the 21 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2007 to 2026. The Company believes that its banking offices are in good condition.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2005 is shown on page 10. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market. The Company did not repurchase any stock during 2006 and the stock repurchase plan is described on page 12.

The shares of Class A Common Stock are generally not entitled to vote on any matter, including in the election of Company Directors, but, in limited circumstances, may be entitled to vote as a class on certain extraordinary transactions, including any merger or consolidation (other than one in which the Company is the surviving corporation or one which by law may be approved by the directors without any stockholder vote) or the sale, lease, or exchange of all or substantially all of the property and assets of the Company. Since the vote of a majority of the shares of the Company’s Class B Common Stock, voting as a separate class, is required to approve certain extraordinary corporate transactions, the holders of Class B Common Stock have the power to prevent any takeover of the Company not approved by them.

(b) Approximate number of equity security holders as of December 31, 2006:

Approximate Number
Title of Class	of Record Holders

Class A Common Stock	1,325
Class B Common Stock	100

(c) Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

	Dividends per
	Share
	Class A	Class B

2005
First quarter	$.12	$.06
Second quarter	.12	.06
Third quarter	.12	.06
Fourth quarter	.12	.06
2006
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

(d) The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2006:

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares		Equity Compensation
	to be Issued	Weighted-Average	Plans (Excluding
	Upon Exercise of	Exercise Price of	Shares Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	122,737	$27.20	151,425
Equity compensation plans not approved by security holders	—	—	—

Total	122,737	$27.20	151,425

(e) The performance graph information required herein is shown on page 10.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on page 9 and 10.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 11 through 29.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 25 and 26.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 30 through 59.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officers and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no significant changes in its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting. Management’s report on internal control over financial reporting is shown on page 62. The attestation report of the registered public accounting firm is shown on page 61.

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2006	2005	2004	2003	2002
	(Dollars in thousands, except share data)

FOR THE YEAR
Interest income	$80,707	$72,811	$65,033	$69,298	$71,124
Interest expense	43,944	32,820	23,646	23,942	24,718

Net interest income	36,763	39,991	41,387	45,356	46,406
Provision for loan losses	825	600	300	450	1,200

Net interest income after provision for loan losses	35,938	39,391	41,087	44,906	45,206
Other operating income	11,365	10,973	10,431	10,009	10,266
Operating expenses	40,196	40,318	37,663	34,272	34,089

Income before income taxes	7,107	10,046	13,855	20,643	21,383
Provision for income taxes	2,419	3,166	4,974	8,963	7,879

Net income	$4,688	$6,880	$8,881	$11,680	$13,504

Average shares outstanding, basic	5,540,966	5,535,202	5,526,202	5,519,800	5,516,590
Average shares outstanding, diluted	5,550,722	5,553,009	5,553,197	5,548,615	5,534,059
Shares outstanding at year-end	5,541,188	5,535,442	5,534,088	5,524,438	5,517,425
Earnings per share:
Basic	$0.85	$1.24	$1.61	$2.12	$2.45
Diluted	$0.84	$1.24	$1.60	$2.11	$2.44
Dividend payout ratio	46.2%	31.3%	24.2%	17.2%	13.9%
AT YEAR-END
Assets	$1,644,290	$1,728,769	$1,833,701	$1,688,911	$1,557,201
Loans	736,773	689,645	580,003	512,314	514,249
Deposits	1,268,965	1,217,040	1,394,010	1,338,853	1,146,284
Stockholders’ equity	106,818	103,201	104,773	103,728	100,256
Book value per share	$19.28	$18.64	$18.93	$18.78	$18.17
SELECTED FINANCIAL PERCENTAGES
Return on average assets	.28%	.41%	.55%	.74%	1.02%
Return on average stockholders’ equity	4.45%	6.57%	8.61%	11.57%	14.64%
Net interest margin, taxable equivalent	2.40%	2.58%	2.75%	3.08%	3.77%
Net (recoveries) charge-offs as a percent of average loans	0.06%	0.04%	0.01%	0.04%	(0.04)%
Average stockholders’ equity to average assets	6.39%	6.31%	6.38%	6.40%	6.98%
Efficiency ratio	83.5%	79.1%	72.7%	61.9%	60.1%

Financial Highlights

	2006, Quarter Ended
Per Share Data	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$29.48	$27.24	$29.10	$30.00
Low	25.77	24.05	24.01	27.29
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

	2005, Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$32.00	$35.19	$31.55	$30.35
Low	27.00	30.31	26.00	27.75
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Common Stock from December 31, 2001 to December 31, 2006 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock index. The lines in the table below represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year end was not a trading day, the preceding trading day was used.

Comparison of Five-Year
Cumulative Total Return*

Value of $100 Invested on December 31, 2001 at:	2002	2003	2004	2005	2006
Century	$134.77	$182.81	$154.40	$155.67	$147.83
Nasdaq Banks	102.37	131.69	150.71	147.23	165.21
Nasdaq U.S.	69.13	103.36	112.49	114.88	126.21

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2001 and that all dividends were reinvested.

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

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”), is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century had total assets of $1.6 operates 22 banking office Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, and consumer loans, and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank supported by Independent Financial Marketing Group, Inc. (IFMG), a full service securities brokerage business.

The Company is also a provider of financial services including cash management, transaction processing and short term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 30% of the 351 cities and towns in Massachusetts.

The Company had net income of $4,688,000 for the year ended December 31, 2006, compared with net income of $6,880,000 for year ended December 31, 2005 and net income of $8,881,000 for the year ended December 31, 2004. Basic earnings per share were $0.85 in 2006, compared to $1.24 in 2005 and $1.61 in 2004. Diluted earnings per share were $0.84 in 2006, compared to $1.24 in 2005 and $1.60 in 2004. The Company’s earnings in 2006 were negatively impacted mainly by a decrease in net interest income. The Company believes that the net interest margin will continue to be challenged in this current inverted yield curve environment. This is mainly the result of deposit and borrowing pricing that has the potential to increase faster than corresponding asset categories. During 2005, the Company’s earnings were also negatively impacted by a decrease in net interest income, increases in salary expense as well as costs associated with the Company’s new addition to its corporate headquarters building and the addition of a lockbox imaging system.

Historical U.S. Treasury Yield Curve

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates, but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced a flattening and subsequent inversion of the yield curve, which means that the spread between the long-term and short-term yields has decreased or inverted.

Total assets were $1,644,290,000 at December 31, 2006, a decrease of 4.9% from total assets of $1,728,769,000 on December 31, 2005.

On December 31, 2006, stockholders equity totaled $106,818,000, compared with $103,201,000 on December 31, 2005, Book value per share increased to $19.28 at December 31, 2006 from $18.64 on December 31, 2005.

On February 7, 2006 the Company announced that it had renewed its contract with NOVA Information Systems, a wholly owned subsidiary of U.S. Bancorp, and had also sold its rights to future royalty payments for a portion of its Merchant Credit Card customer base for $600,000, which the Bank has included as other income.

During the third quarter of 2006, the Company announced plans to continue its stock repurchase plan. Under the program, the Company is authorized to repurchase up to 300,000 shares, or less than 9%, of Century Bancorp Class A Common Stock. The program expires on July 12, 2007.

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

Also during the fourth quarter of 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II. Century Bancorp Capital Trust II issued 35,000 shares of

Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities pay dividends at an annualized rate of 6.65% for the first ten years and then convert to the three-month LIBOR rate plus 1.87% for the remaining twenty years. The total amount of this issuance was $36,083,000. The Company is using the proceeds primarily for general business purposes. Also, the Company, through its subsidiary, Century Bancorp Capital Trust, announced the redemption of its 8.30% Trust Preferred Securities, with a redemption date of January 10, 2005. The total amount of this redemption was $29,639,000.

During February 2003, the Company began construction of an addition to its corporate headquarters building. The property is located adjacent to its current headquarters in Medford, Massachusetts and provides additional corporate office space and an expanded banking floor. The building was substantially completed during the fourth quarter of 2004 and $14,500,000 has been expended in connection with this expansion. The capital expenditure has provided a five-story addition containing approximately 50,000 square feet of office and branch banking space. Occupancy costs have increased by approximately $1,010,000 for 2006 and $960,000 for 2005 as a result of the addition.

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

Specific allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all the contractual interest and principle payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a.) present value of anticipated future cash flows, (b.) the loan’s observable fair market price or (c.) fair value of collateral, if the loan is collateral dependent.

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

FINANCIAL CONDITION

Investment Securities

The Company’s securities portfolio consists of securities available-for-sale and securities held-to-maturity.

Securities available-for-sale consist of certain U.S. Treasury and U.S. Government Sponsored Enterprises, mortgage-backed securities, state, county, municipal securities, foreign debt securities, other marketable equities and Federal Home Loan Bank (“FHLB”) stock.

These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2006 totaled $415,481,000 and include gross unrealized gains of $221,000 and gross unrealized losses of $8,447,000. A year earlier, securities available for sale were $532,982,000 including gross unrealized gains of $70,000 and unrealized losses of $13,612,000. In 2006 and 2005, the Company recognized no net gains or losses on the sale of available-for-sale securities.

Securities which management intends to hold until maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2006 are carried at their amortized cost of $265,712,000 and exclude gross unrealized gains of $76,000 and gross unrealized losses of $7,368,000. A year earlier, securities held to maturity totaled $286,578,000 excluding gross unrealized gains of $109,000 and gross unrealized losses of $8,918,000.

The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2006		2005		2004
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury and U.S. Government Sponsored Enterprises	$223,028	53.7%	$294,132	55.1%	$380,862	62.4%
Mortgage-backed securities	179,076	43.1%	218,552	41.0%	185,758	30.4%
Obligations of states and political subdivisions	—	0%	807	0.2%	499	0.1%
FHLB Stock	9,823	2.4%	16,312	3.1%	13,895	2.3%
Other	3,554	0.8%	3,179	0.6%	28,792	4.8%

Total	$415,481	100.0%	$532,982	100.0%	$609,806	100.0%

The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2006		2005		2004
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Government and U.S. Government Sponsored Enterprises	$159,969	60.2%	$159,952	55.8%	$186,324	53.9%
Mortgage-backed securities	105,743	39.8%	126,626	44.2%	159,045	46.1%

Total	$265,712	100.0%	$286,578	100.0%	$345,369	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2006. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale
Amounts Maturing

				One			Five
	Within		Weighted	Year		Weighted	Years		Weighted			Weighted			Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average	Non-	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Maturing	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury and U.S. Government Sponsored Enterprises	$110,925	26.7%	2.68%	$112,103	27.0%	3.43%	$—	0.0%	0.0%	$—	0.0%	0.0%	$223,028	53.7%	3.06%
Mortgage-backed securities	10,354	2.5%	3.59%	145,771	35.1%	3.91%	22,952	5.5%	4.21%	—	0.0%	0.0%	179,076	43.1%	3.93%
Obligations of state and political subdivisions and other	50	0.0%	5.3%	739	0.2%	4.84%	—	0.0%	0.0%	12,588	3.0%	5.25%	13,377	3.2%	5.23%

Total	$121,329	29.2%	2.76%	$258,612	62.3%	3.70%	$22,952	5.5%	4.21%	$12,588	3.0%	5.25%	$415,481	100.0%	3.5%

Amortized Cost of Securities Held-to-Maturity
Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted	Over		Weighted			Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average	Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$64,998	24.5%	2.99%	$94,971	35.7%	3.47%	$—	0.0%	—	—	0.0%	0.0%	$159,969	60.2%	3.27%
Mortgage-backed securities	115	0.0%	6.01%	103,049	38.8%	4.17%	2,579	1.0%	4.62%	—	0.0%	0.0%	105,743	39.8%	4.18%

Total	$65,113	24.5%	3.0%	$198,020	74.5%	3.83%	$2,579	1.0%	4.62%	$—	0.0%	0.0%	$265,712	100.0%	3.63%

At December 31, 2006 and 2005, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity. In addition, there were no sales of state, county or municipal securities in 2006 or 2005.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
December 31,	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

Construction and land development	$49,709	6.7%	$58,846	8.5%	$51,918	9.0%	$34,121	6.7%	$33,155	6.4%
Commercial and industrial	117,497	16.0%	94,139	13.7%	71,962	12.4%	39,742	7.8%	46,044	9.0%
Revenue bonds	3,340	0.5%	—	0.0%	—	0.0%	—	0.0%	—	0.0%
Commercial real estate	323,700	44.0%	302,279	43.8%	258,524	44.6%	293,781	57.3%	291,598	56.7%
Residential real estate	167,946	22.8%	146,355	21.2%	118,223	20.4%	86,780	16.9%	92,291	17.9%
Consumer	9,881	1.3%	9,977	1.5%	8,607	1.5%	8,025	1.6%	8,169	1.6%
Home Equity	63,380	8.5%	76,710	11.1%	69,957	12.0%	49,382	9.6%	41,527	8.1%
Overdrafts	1,320	0.2%	1,339	0.2%	812	0.1%	483	0.1%	1,465	0.3%

Total	$736,773	100.0%	$689,645	100.0%	$580,003	100.0%	$512,314	100.0%	$514,249	100.0%

At December 31, 2006, 2005, 2004, 2003 and 2002 loans were carried net of discounts of $3,000, $4,000, $20,000, $138,000 and $492,000 respectively. Included in these amounts at December 31, 2006, 2005, 2004, 2003 and 2002, residential real estate loans were carried net of discounts of $0, $0, $16,000, $133,000 and $487,000 respectively, associated with the acquisition of loans from another financial institution. Net deferred loan fees of $183,000, $482,000, $485,000, $389,000 and $315,000 were carried in 2006, 2005, 2004, 2003 and 2002 respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2006. The table excludes loans secured by one-to-four family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2006

			Over
	One Year	One to Five	Five
	or Less	Years	Years	Total
	(Dollars in thousands)

Construction and land development	$34,040	$13,838	$1,831	$49,709
Commercial and industrial	66,797	43,074	7,626	117,497
Commercial real estate	34,760	116,634	172,306	323,700

Total	$135,597	$173,546	$181,763	$490,906

The following table indicates the rate variability of the above loans due after one year.

	One to Five	Over
December 31, 2006	Years	Five Years	Total
	(Dollars in thousands)

Predetermined interest rates	$112,571	$31,570	$144,141
Floating or adjustable interest rates	60,975	150,193	211,168

Total	$173,546	$181,763	$355,309

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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long-term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This compliments our C&I emphasis placed on the operating business entities and will continue. The regional economic environment affects the risk of both non-residential and residential mortgages.

Residential real estate (1-4 family) includes two categories of loans. Approximately $10,993,000 of loans are classified as “Commercial and Industrial” type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects or engineers evaluations of the cost of construction, and other relevant data. As of December 31, 2006, the Company was obligated to advance a total of $16,793,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans past due 90 and still accruing	$789	$—	$160	$—	$—
Loans on non-accrual	135	949	628	1,175	511

Total nonperforming loans	$924	$949	$788	$1,175	$511
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$924	$949	$788	$1,175	$511

Restructured loans	—	$—	$—	$—	$—
Nonperforming loans as a percent of gross loans	0.13%	0.14%	0.14%	0.23%	0.10%

Nonperforming assets as a percent of total assets	0.06%	0.05%	0.04%	0.07%	0.03%

The composition of impaired loans at December 31, is as follows:

	2006	2005	2004	2003	2002

Residential real estate, multi-family	$—	$—	$512	$541	$629
Construction and land development	—	675	—	—	—
Commercial real estate	—	—	—	—	487
Commercial and industrial	16	211	452	1,077	—

Total impaired loans	$16	$886	$964	$1,618	$1,116

There were no impaired loans with specific reserves from December 31, 2002 through December 31, 2006 and in the opinion of management, none of the above listed impaired loans required a specific reserve.

The Company was servicing mortgage loans sold to others without recourse of approximately $798,000, $1,078,000, $1,538,000, $2,397,000 and $4,444,000 at December 31, 2006, 2005, 2004, 2003 and at December 31, 2002 respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $72,000, $80,000, $86,000, $183,000 and $194,000 at December 31, 2006, 2005, 2004, 2003 and at December 31, 2002 respectively.

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

The relatively low level of nonperforming assets of $924,000 in 2006 and $949,000 in 2005 resulted from fewer additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans.

In addition to the above, the Company continues to monitor closely $20,779,000 and $14,077,000 at December 31, 2006 and 2005, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2006, although such values can fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2006	2005	2004	2003	2002
	(Dollars in thousands)

Year-end loans outstanding (net of unearned discount and deferred loan fees)	$736,773	$689,645	$580,003	$512,314	$514,249

Average loans outstanding (net of unearned discount and deferred loan fees)	$723,825	$641,103	$546,147	$500,723	$488,465

Balance of allowance for loan losses at the beginning of year	$9,340	$9,001	$8,769	$8,506	$7,112

Loans charged-off:
Commercial	$386	$366	$1	$240	$—
Commercial real estate	—	—	—	—	58
Residential real estate	—	—	194	—	—
Consumer	322	324	113	125	87

Total loans charged-off	708	690	308	365	145

Recovery of loans previously charged-off:
Commercial	96	75	117	127	276
Real estate	49	235	103	29	—
Consumer	112	119	20	22	63

Total recoveries of loans previously charged off:	256	429	240	178	339

Net loan charge-offs (recoveries)	452	261	68	187	(194)
Additions to allowance charged to operating expense	825	600	300	450	1,200

Balance at end of year	$9,713	$9,340	$9,001	$8,769	$8,506

Ratio of net charge-offs during the year to average loans outstanding	0.06%	0.04%	0.01%	0.04%	(0.04)%

Ratio of allowance for loan losses to loans outstanding	1.32%	1.35%	1.55%	1.71%	1.65%

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

The allowance for loan losses is an estimate of the amount needed for an adequate reserve to absorb losses in the existing loan portfolio. This amount is determined by an evaluation of the loan portfolio including input from an independent organization engaged to review selected larger loans, a review of loan experience and current economic conditions. At December 31, of each year listed below, the allowance was comprised of the following:

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Construction and land development	$849	6.8%	$1,014	8.5%	$806	9.0%	$563	6.7%	$303	6.4%
Commercial and industrial	1,916	15.9	1,575	13.7	1,232	12.4	895	7.8	832	9.0
Commercial real estate	4,460	43.9	4,131	43.8	3,626	44.6	4,182	57.3	3,131	56.7
Residential real estate	512	22.8	778	21.2	628	20.4	551	16.9	556	17.9
Consumer and other	220	2.0	173	1.7	144	1.6	130	1.7	147	1.9
Home equity	176	8.6	600	11.1	546	12.0	385	9.6	321	8.1
Unallocated	1,580		1,069		2,019		2,063		3,216

Total	$9,713	100.0%	$9,340	100.0%	$9,001	100.0%	$8,769	100.0%	$8,506	100.0%

Deposits

The Company offers savings accounts, NOW accounts, demand deposits, time deposits and money market accounts. The Company offers cash management accounts which provide either automatic transfer of funds above a specified level from the customer’s checking account to a money market account or short-term borrowings. Also, an account reconciliation service is offered whereby the Company provides a computerized report balancing the customer’s checking account. As of December 31, 2006, deposits of $1,269,000,000 were $52,000,000, or 4.3%, higher than the prior year end.

Interest rates on deposits are set bi-monthly by the Bank’s rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand deposits	$284,295	22.6%	$283,876	23.1%	$279,361	22.1%
Savings and interest checking	290,172	23.0%	313,146	25.5%	329,261	26.1%
Money market	327,203	26.0%	366,623	29.8%	412,220	32.6%
Time certificates of deposit	359,045	28.4%	265,310	21.6%	242,791	19.2%

Total	$1,260,715	100.0%	$1,228,955	100.0%	$1,263,633	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

2006
(Dollars in thousands)

Three months or less	$104,759
Three months through six months	78,659
Six months through twelve months	28,317
Over twelve months	17,841

$229,576

Borrowings

The Bank’s borrowings consisted primarily of FHLB borrowings collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowing totaled $121,750,000 a decrease of $176,906,000 from the prior year. The Bank’s borrowing capacity at the FHLB at December 31, 2006 was approximately $142,435,000 based on levels of FHLB stock held and mix of overnight and term advances on that date. In addition, the Bank has a $14,500,000 line of credit with the FHLB. See note 10 “Other Borrowed Funds and Subordinated Debentures” for a schedule, their interest rates and other information.

Subordinated Debentures

In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%, The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities, January 10, 2005.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities pay dividends at an annualized rate of 6.65% for the first ten years and then convert to the three-month LIBOR rate plus 1.87% for the remaining twenty years. The Company is using the proceeds primarily for general business purposes.

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $86,960,000, an increase of $36,950,000 from the prior year. See note 9 “Securities sold under agreements to repurchase” for a schedule, their interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis decreased 8.1% in 2006 to $36,763,000, compared with $39,991,000 in 2005. The decrease in net interest income for 2006 was mainly due to a 7.0% or a eighteen basis point decrease in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.40% in 2006 from 2.58%

in 2005, which had decreased from 2.75% in 2004. The Company believes that the net interest margin will continue to be challenged in this current inverted yield curve environment. This is mainly the result of deposit and borrowing pricing that has the potential to increase faster than corresponding asset categories.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

		2006			2005			2004
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
Year Ended December 31,	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans(2)	$723,825	$51,437	7.11%	$641,103	$41,274	6.44%	$546,147	$33,384	6.11%
Securities available-for-sale:(3)
Taxable	497,113	17,182	3.46	580,129	19,518	3.36	570,935	18,528	3.25
Tax-exempt	354	12	5.02	878	22	3.85	61	1	3.04
Securities held-to-maturity:
Taxable	275,897	10,112	3.67	311,738	11,635	3.73	319,860	12,296	3.84
Federal funds sold	37,511	1,955	5.21	15,847	362	2.28	69,461	824	1.19
Interest-bearing deposits in other banks	217	9	4.15	50	—	0.64	251	—	0.13

Total interest-earning assets	1,534,917	80,707	5.26%	1,549,745	72,811	4.70%	1,506,715	65,033	4.32
Non interest-earning assets	123,601			118,325			120,306
Allowance for loan losses	(9,608)			(9,353)			(8,813)

Total assets	$1,648,910			$1,658,717			$1,618,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$205,645	$3,936	1.91%	$237,016	$3,265	1.38%	$250,224	$1,966	0.79%
Savings accounts	84,527	1,013	1.20	76,130	287	0.38	79,037	302	0.38
Money market accounts	327,203	9,804	3.00	366,623	7,018	1.91	412,220	5,010	1.22
Time deposits	359,045	16,026	4.46	265,310	8,835	3.33	242,791	6,833	2.81

Total interest-bearing deposits	976,420	30,779	3.15	945,079	19,405	2.05	984,272	14,111	1.43
Securities sold under agreements to repurchase	70,862	2,681	3.78	39,746	813	2.05	40,937	331	0.81
Other borrowed funds and subordinated debentures	192,143	10,484	5.46	268,878	12,602	4.69	194,932	9,204	4.72

Total interest-bearing liabilities	1,239,425	43,944	3.55%	1,253,703	32,820	2.62%	1,220,141	23,646	1.94%
Non interest-bearing liabilities
Demand deposits	284,295			283,876			279,361
Other liabilities	19,801			16,463			15,511

Total liabilities	1,543,521			1,554,042			1,515,013

Stockholders’ equity	105,389			104,675			103,195
Total liabilities & stockholders’ equity	$1,648,910			$1,658,717			$1,618,208

Net interest income(1)		$36,763			$39,991			$41,387

Net interest spread			1.71%			2.08%			2.38%

Net interest margin			2.40%			2.58%			2.75%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	At amortized cost.

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

	Year Ended December 31,
	2006 Compared with 2005			2005 Compared with 2004
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest income:
Loans	$5,632	$4,531	$10,163	$6,041	$1,849	$7,890
Securities available-for-sale:
Taxable	(2,857)	521	(2,336)	302	688	990
Tax-exempt	(16)	6	(10)	20	1	21
Securities held-to-maturity:
Taxable	(1,317)	(206)	(1,523)	(308)	(353)	(661)
Federal funds sold	822	771	1,593	(903)	441	(462)
Interest-bearing deposits in other banks	3	6	9	—	—	—

Total interest income	2,267	5,629	7,896	5,152	2,626	7,778

Interest expense:
Deposits:
NOW accounts	(475)	1,146	671	(109)	1,408	1,299
Savings accounts	35	691	726	(11)	(4)	(15)
Money market accounts	(823)	3,609	2,786	(606)	2,614	2,008
Time deposits	3,663	3,528	7,191	673	1,329	2,002

Total interest-bearing deposits	2,400	8,974	11,374	(53)	5,347	5,294
Securities sold under agreements to repurchase	896	972	1,868	(10)	492	482
Other borrowed funds and subordinated debentures	(3,971)	1,853	(2,118)	3,466	(68)	3,398

Total interest expense	(675)	11,799	11,124	3,403	5,771	9,174

Change in net interest income	$2,942	$(6,170)	$(3,228)	$1,749	$(3,145)	$(1,396)

Average earning assets were $1,534,917,000 in 2006, a decrease of $14,828,000 or 1.0% from the average in 2005, which was 2.9% higher than the average in 2004. Total average securities, including securities available-for-sale and securities held-to-maturity were $773,364,000, a decrease of 13.4% from the average in 2005. The decrease in securities volume was mainly attributable to a continued shift in asset concentration to loans. A decrease in securities rates resulted in lower securities income, which decreased 12.4% to $27,306,000. Total average loans increased 12.9% to $723,825,000 after increasing $94,956,000 in 2005. The primary reason for the increase in loans was due in large part to an increase in residential and small business lending. The increase in loan volume and increases in loan rates resulted in higher loan income, which increased by 24.6% or $10,163,000 to $51,437,000. Total loan income was $41,274,000 in 2004.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 2.60% or $31,760,000 in 2006 after decreasing by 2.7% or $34,678,000 in 2005. Deposits increased in 2006 primarily as a result of an increase in time deposits, which increased by 35.3% or $93,734,000. Borrowed funds and subordinated debentures decreased by 14.8% in 2006 following an increase of 30.8% in 2005. The majority of the Company’s borrowed funds are borrowings from the FHLB and retail repurchase agreements.

Borrowings from the FHLB decreased by approximately $76,445,000 and retail repurchase agreements increased by $31,116,000. Interest expense totaled $43,944,000 in 2006, an increase of $11,124,000 or 33.9%. from 2005 when interest expense increased 38.8% from 2004. The increase in interest expense is mainly due to increases in interest rates.

Provision for loan loss

The provision for loan losses was $825,000 in 2006, compared with $600,000 in 2005 and $300,000 in 2004. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. Additional provisions have been made due to growth in the loan portfolio.

The allowance for loan losses was $9,713,000 at December 31, 2006, compared with $9,340,000 at December 31, 2005. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.32% in 2006 and 1.35% in 2005. The coverage ratio decreased mainly as a result of the continued low levels of problem assets.

Non performing loans, which include all non-accruing loans and certain restructured, accruing loans, totaled $924,000 on December 31, 2006, compared with $949,000 on December 31, 2005.

Other Operating Income

During 2006, the Company continued to experience positive results in its fee-based services including fees derived from traditional banking activities such as deposit related services, its automated lockbox collection system and full service securities brokerage offered through IFMG, an unaffiliated registered securities broker-dealer and investment adviser.

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

Through a program called Investment Services at Century Bank, the Bank provides full service securities brokerage services supported by IFMG, a full service securities brokerage business. Registered representatives employed by IFMG offer limited investment advice, execute transactions and assist customers in financial and retirement planning. IFMG provides research to and supervises its representatives. The Bank receives a share in the commission revenues.

Total other operating income in 2006 was $11,365,000, an increase of $392,000 or 3.6% compared to 2005. This increase followed an increase of $542,000 or 5.2% in 2005, compared to 2004. Service charge income, which continues to be a major area of other operating income with $6,702,000 in 2006, saw an increase of $856,000 compared to 2005. This follows an increase of $575,000 compared to 2004. Service charges on deposit accounts increased mainly because of increases in fees and an increase in overdraft charges associated with an overdraft protection program. Lockbox revenues totaled $2,772,000, down $35,000 in 2006 and a decrease of $143,000 in 2005. This decrease was mainly attributable to competitive pricing pressures. Through IFMG, brokerage commissions decreased to $149,000 in 2006, from $462,000 in 2005, primarily as a result of decreased transaction volume. Brokerage commissions decreased in 2005 by $208,000 mainly as a result of decreased transaction volume. Other income totaled $1,742,000, down $116,000 in 2006 and an increase of $227,000 in 2005. The decrease in 2006 was mainly attributable to a decrease in the growth of cash surrender values by $697,000 offset by a pre-tax gain of $600,000 from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base. The decrease in the growth of cash surrender values was mainly attributable to lower returns on life insurance policies. The increase in 2005 was mainly attributable to an increase in the growth of cash surrender values that was attributable to higher returns on life insurance policies.

Operating Expenses

Total operating expenses were $40,196,000 in 2006, compared to $40,318,000 in 2005 and $37,663,000 in 2004.

Salaries and employee benefits expenses decreased by $382,000 or 1.6% in 2006, after increasing by 4.0% in 2005. The decrease in 2006 was mainly attributable to the retirement of the Chief Executive Officer offset somewhat by an increase in pension expense and health insurance costs. The increase in 2005 was mainly attributable to an increase in staff levels and merit increases in salaries.

Occupancy expense increased by $109,000 or 2.9% in 2006, this followed an increase of $801,000 or 26.7% in 2005. The increase in 2006 was mainly attributable to an increase in utility rates. The increase in 2005 was mainly attributable to depreciation and real estate taxes associated with the addition to the corporate headquarters as well as full-year costs associated with the opening of one new branch in 2004 and partial year costs associated with the opening of one new branch in 2005. Equipment expense increased by $56,000 or 1.9% in 2006, this followed an increase of $607,000 or 25.5% in 2005. The increase in 2006 was mainly attributable to depreciation associated with the addition of capital expenditures. The increase in 2005 was mainly attributable to full-year costs of depreciation and service contract expense associated with the addition of the lockbox image system, as well as depreciation associated with the addition to the corporate headquarters. Other operating expenses increased by $95,000 in 2006, which followed a $316,000 increase in 2005. The increase in 2006 was mainly attributable to an increase in contributions. The increase for 2005 was primarily the result of increased consulting costs associated with the BlackRock contract. The expense related to this contract ended on June 30, 2005 and the contract terminated on January 31, 2006.

Provision for income Taxes

Income tax expense was $2,419,000 in 2006, $3,166,000 in 2005 and $4,974,000 in 2004. The effective tax rate was 34.0% in 2006, 31.5% in 2005 and 35.9% in 2004. The increase in the effective tax rate for 2006 was mainly the result of a decrease in the growth of the cash surrender values. The decrease in the effective tax rate for 2005 was mainly attributable to a higher proportion of non-taxable income. The federal tax rate was 34% in 2006 and 2005 and 35% in 2004.

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities, and to that end, management actively monitors and manages its interest rate risk exposure.

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company’s exposures to differential changes in interest rates between assets and liabilities an interest rate risk management test.

This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments as set forth in the following table:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income(1)

+300	(14.4)%
+200	(9.6)%
+100	(4.9)%
–100	0.2%
–200	2.0%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $159,668,000 on December 31, 2006, compared with $152,679,000 on December 31, 2005. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $106,818,000 at December 31, 2006, compared with $103,201,000 at December 31, 2005. The increase in 2006 was primarily the result of earnings less dividends paid plus a decrease in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss was mainly attributable to an improvement of $3,159,000 in the net unrealized loss on the Company’s available-for-sale portfolio, partially offset by a $2,158,000 net pension liability adjustment from the previously announced adoption of SFAS 158. The decrease in 2005 was primarily the result of an increase in accumulated other comprehensive loss somewhat offset by earnings less dividends paid.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 15.93% and 12.55%, respectively, and total capital-to-risk assets ratio of 17.00% and 13.62%, respectively, at December 31, 2006. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 2006, the Company and the Bank exceeded this requirement with leverage ratios of 8.58% and 6.76%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2006.

Contractual Obligations and Commitments by Maturity

	Payments Due — by Period
		Less than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

FHLB advances	$121,750	$2,750	$51,500	$40,500	$27,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	19,138	1,619	3,317	3,578	10,624
Lease obligations	4,973	1,197	1,999	1,316	461
Other
Treasury, tax and loan	856	856	—	—	—
Customer repurchase agreements and federal funds purchased	87,230	87,230	—	—	—

Total contractual cash obligations	$270,030	$93,652	$56,816	$45,394	$74,168

	Amount of Commitment Expiring — by Period
		Less than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

Lines of credit	$168,289	$55,847	$12,576	$1,276	$98,590
Standby and commercial letters of credit	10,397	9,626	521	—	250
Other commitments	25,073	11,270	5,952	2,054	5,797

Total commitments	$203,759	$76,743	$19,049	$3,330	$104,637

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

Contract or Notational Amount	2006	2005
	(Dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$2,305	$1,814
Standby and commercial letters of credit	10,397	10,272
Unused lines of credit	168,290	143,533
Unadvanced portions of construction loans	16,793	52,469
Unadvanced portions of other loans	5,975	7,934

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

Recent Accounting Developments

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” SFAS 158 requires the net amount by which the defined-benefit-postretirement obligation is over or under funded to be reported on the balance sheet. The Company recorded an additional $2,158,000 net pension liability adjustment, through stockholders’ equity, as a result of the adoption of SFAS 158.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements. This SAB is addressing diversity in practice in quantifying financial statement misstatements and the build up of amounts on the balance sheet. The cumulative amounts, while not considered material in the individual years in which the build up occurred may be considered material in a subsequent year if a Company were to correct those amounts through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of equity for that year. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position.

CENTURY BANCORP, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands except share data)

ASSETS
Cash and due from banks (note 2)	$60,465	$47,626
Federal funds sold and interest-bearing deposits in other banks	99,203	105,053

Total cash and cash equivalents	159,668	152,679
Securities available-for-sale, amortized cost $423,707 in 2006 and $546,524 in 2005 (note 3)	415,481	532,982
Securities held-to-maturity, fair value $258,420 in 2006 and $277,769 in 2005 (notes 4 and 9)	265,712	286,578
Loans, net (note 5)	736,773	689,645
Less: allowance for loan losses (note 6)	9,713	9,340

Net loans	727,060	680,305
Bank premises and equipment (note 7)	22,955	25,228
Accrued interest receivable	7,372	7,127
Other assets (note 12)	46,042	43,870

Total assets	$1,644,290	$1,728,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$283,449	$296,696
Savings and NOW deposits	274,231	239,326
Money market accounts	301,188	279,245
Time deposits (note 8)	410,097	401,773

Total deposits	1,268,965	1,217,040
Securities sold under agreements to repurchase (note 9)	86,960	50,010
Other borrowed funds (note 10)	123,023	304,722
Subordinated debentures (note 10)	36,083	36,083
Other liabilities	22,441	17,713

Total liabilities	1,537,472	1,625,568
Commitments and contingencies (notes 7, 14 and 15)
Stockholders’ equity (note 11):
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,498,738 shares in 2006 and 3,453,202 shares in 2005	3,499	3,453
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 2,042,450 shares in 2006 and 2,082,240 shares in 2005	2,042	2,082
Additional paid-in-capital	11,505	11,416
Retained earnings	99,859	97,338

	116,905	114,289
Unrealized losses on securities available-for-sale, net of taxes	(5,111)	(8,270)
Additional pension liability, net of taxes	(4,976)	(2,818)

Total accumulated other comprehensive loss, net of taxes (note 3)	(10,087)	(11,088)

Total stockholders’ equity	106,818	103,201

Total liabilities and stockholders’ equity	$1,644,290	$1,728,769

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands except share data)

INTEREST INCOME
Loans	$51,437	$41,274	$33,384
Securities available-for-sale	17,194	19,540	18,529
Securities held-to-maturity	10,112	11,635	12,296
Federal funds sold and interest-bearing deposits in other banks	1,964	362	824

Total interest income	80,707	72,811	65,033
INTEREST EXPENSE
Savings and NOW deposits	4,950	3,552	2,268
Money market accounts	9,804	7,018	5,010
Time deposits (note 8)	16,026	8,835	6,833
Securities sold under agreements to repurchase	2,681	813	331
Other borrowed funds and long term debt	10,483	12,602	9,204

Total interest expense	43,944	32,820	23,646

Net Interest income	36,763	39,991	41,387
Provision for loan losses (note 6)	825	600	300

Net interest income after provision for loan losses	35,938	39,391	41,087
OTHER OPERATING INCOME
Service charges on deposit accounts	6,702	5,846	5,271
Lockbox fees	2,772	2,807	2,950
Brokerage commissions	149	462	670
Net (losses) gains on sales of securities	—	—	(91)
Other income	1,742	1,858	1,631

Total other operating income	11,365	10,973	10,431
OPERATING EXPENSES
Salaries and employee benefits (note 13)	23,815	24,197	23,266
Occupancy	3,907	3,798	2,997
Equipment	3,043	2,987	2,380
Other (note 16)	9,431	9,336	9,020

Total operating expenses	40,196	40,318	37,663

Income before income taxes	7,107	10,046	13,855
Provision for income taxes (note 12)	2,419	3,166	4,974

Net income	$4,688	$6,880	$8,881

SHARE DATA (NOTE 11)
Weighted average number of shares outstanding, basic	5,540,966	5,535,202	5,526,202
Weighted average number of shares outstanding, diluted	5,550,722	5,553,009	5,553,197
Net income per share, basic	$0.85	$1.24	$1.61
Net income per share, diluted	0.84	1.24	1.60

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Changes of Stockholders’ Equity

							Accumulated
	Class A	Class B	Additional		Treasury	Treasury	Other	Total
	Common	Common	Paid-in	Retained	Stock	Stock	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Class A	Class B	Income (Loss)	Equity
	(Dollars in thousands except share data)

BALANCE, DECEMBER 31, 2003	$3,793	$2,163	$11,227	$91,427	$(5,941)	$(41)	$1,100	$103,728
Net income	—	—	—	8,881	—	—	—	8,881
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $2,741 in taxes	—	—	—	—	—	—	(4,164)	(4,164)
Less: reclassification adjustment for gains included in net income, net of $36 in taxes	—	—	—	—	—	—	55	55
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,757)	(1,757)

Comprehensive income								3,015
Conversion of Class B Common Stock to Class A Common Stock, 15,460 shares	16	(16)	—	—	—	—	—	—
Stock options exercised, 9,650 shares	9	—	168	—	—	—	—	177
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,642)	—	—	—	(1,642)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(505)	—	—	—	(505)
Elimination of treasury stock due to change in Massachusetts law (note 1)	(384)	(48)	—	(5,550)	5,941	41	—	—

BALANCE, DECEMBER 31, 2004	3,434	2,099	11,395	92,611	—	—	(4,766)	104,773
Net income	—	—	—	6,880	—	—	—	6,880
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $3,357 in taxes	—	—	—	—	—	—	(5,261)	(5,261)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,061)	(1,061)

Comprehensive income								558
Conversion of Class B Common
Stock to Class A Common Stock, 17,400 shares	17	(17)	—	—	—	—	—	—
Stock options exercised, 1,354 shares	2	—	21	—	—	—	—	23
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,649)	—	—	—	(1,649)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(504)	—	—	—	(504)

BALANCE, DECEMBER 31, 2005	$3,453	$2,082	$11,416	$97,338	—	—	$(11,088)	$103,201
Net income	—	—	—	4,688	—	—	—	4,688
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,156 in taxes	—	—	—	—	—	—	3,159	3,159

Comprehensive income								7,847
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	—	(2,158)	(2,158)
Conversion of Class B Common Stock to Class A Common Stock, 39,790 shares	40	(40)	—	—	—	—	—	—
Stock options exercised, 5,746 shares	6	—	89	—	—	—	—	95
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,674)	—	—	—	(1,674)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(493)	—	—	—	(493)

BALANCE, DECEMBER 31, 2006	$3,499	$2,042	$11,505	$99,859	—	—	$(10,087)	$106,818

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,688	$6,880	$8,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	825	600	300
Deferred income taxes	(713)	128	470
Net depreciation and amortization	3,595	3,348	1,848
(Increase) decrease in accrued interest receivable	(245)	(327)	1,650
Increase in other assets	(2,644)	(3,646)	(4,368)
Loss on sales of securities available-for-sale	—	—	91
Increase in other liabilities	1,202	299	1,699

Net cash provided by operating activities	6,708	7,282	10,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls/maturities of securities available-for-sale	123,013	180,317	389,172
Proceeds from sales of securities available-for-sale	—	—	88,198
Purchase of securities available-for-sale	(498)	(112,235)	(390,398)
Proceeds from calls/maturities of securities held-to-maturity	20,965	60,950	56,930
Purchase of securities held-to-maturity	—	(2,022)	(204,309)
Decrease in investments purchased payable	—	—	(29,330)
Net increase in loans	(47,580)	(110,369)	(67,639)
Capital expenditures	(723)	(1,916)	(6,728)

Net cash provided by (used in) investing activities	95,177	14,725	(164,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposit accounts	8,324	41,957	199
Net increase (decrease) in demand, savings, money market and NOW deposits	43,601	(218,927)	54,958
Net proceeds from the exercise of stock options	95	23	177
Cash dividends	(2,167)	(2,153)	(2,147)
Net increase (decrease) in securities sold under agreements to repurchase	36,950	11,360	(1,400)
Net (decrease) increase in other borrowed funds	(181,699)	89,816	78,577
(Retirement) issuance of subordinated debentures	—	(29,639)	36,083

Net cash (used in) provided by financing activities	(94,896)	(107,563)	166,447

Net increase (decrease) in cash and cash equivalents	6,989	(85,556)	12,914
Cash and cash equivalents at beginning of year	152,679	238,235	225,321

Cash and cash equivalents at end of year	$159,668	$152,679	$238,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$42,887	$33,369	$23,165
Income taxes	2,713	3,050	4,600
Change in unrealized gains on securities available-for-sale, net of taxes	$3,159	$(5,261)	$(4,109)
Change in additional pension liability, net of taxes	(2,158)	(1,061)	(1,757)

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries, Century Subsidiary Investments, Inc. (“CSII”), Century Subsidiary Investments, Inc. II (“CSII II”), Century Subsidiary Investments, Inc. Ill (“CSII III”) and Century Financial Services Inc. (“CFSI”). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. CFSI has the power to engage in financial agency, securities brokerage and investment and financial advisory services and related securities credit.

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

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

Certain reclassifications were made to prior year amounts whenever necessary to conform with the current year presentation.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Loan origination fees and related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. This method applies to all loans, uncollateralized, as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Loans are charged-off when management believes that the collectibility of the loan’s principal is not probable. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management’s evaluation of the quality of the loan portfolio and is used to provide for losses resulting from loans which ultimately prove uncollectible. In determining the level of the allowance, periodic evaluations are made of the loan portfolio which take into account such factors as the character of the loans, loan status, financial posture of the borrowers, value of collateral securing the loans and other relevant information sufficient to reach an informed judgment. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances, if appropriate, for identified problem loans and the unallocated allowance.

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

STOCK OPTION ACCOUNTING

Prior to January 1, 2006, the Company accounted for its stock-based plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized for stock options in the Consolidated Statement of Income for the periods ended on or prior to December 31, 2005, as options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the modified-prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company will recognize compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

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

In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS 123R) , “Share-Based Payment.” This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award period which is usually the vesting period. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company accelerated the vesting of certain unvested “out-of-the-money” stock options awarded to Bank employees pursuant to the Option Plans so that they immediately vested as of December 30, 2005. In connection with this acceleration the Board of Directors approved a technical amendment to each of the Option Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. Effective as of January 1, 2006 the Company adopted SFAS 123R for all share based payments.

The Company decided to accelerate the vesting of certain stock options primarily to reduce the non-cash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of SFAS 123R in 2006. There was no earnings impact for 2006 due to the Company’s adoption of SFAS 123R.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	December 31,
	2005	2004
	(Dollars in thousands)

Net income:
As reported	$6,880	$8,881
Less:
Pro forma stock based compensation cost (net of tax):	$282	$151

Pro forma net income	$6,598	$8,730
Basic earning per share
As reported	$1.24	$1.61
Pro forma	$1.19	$1.58
Diluted earnings per share
As reported	$1.24	$1.60
Pro forma	$1.19	$1.57

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	1.59%
Expected life	9 years
Expected volatility	28%
Risk-free interest rate	3.95%

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during 2006.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

INCOME TAXES

The Company uses the asset and liability method in accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Under this method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

TREASURY STOCK

Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act, provisions of which eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, the Company has reclassified, for the balance sheets presented, shares previously classified as treasury shares as a reduction to issued shares of common stock, and, accordingly, adjusted the stated value of common stock and paid in capital. At December 31, 2004 the Company had 431,150 shares at a cost of $5,982,000 previously classified as treasury stock.

PENSION

The Company provides pension benefits to its employees under a noncontributory, defined benefit plan which is funded on a current basis in compliance with the requirements at the Employee Retirement Income Security Act of 1974 (“ERISA”) and recognizes costs over the estimated employee service period.

The Company also has a Supplemental Executive Insurance/Retirement Plan (the Supplemental Plan) which is limited to certain officers and employees of the Company. The Supplemental Plan is accrued on a current basis and recognizes costs over the estimated employee service period.

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement is initially applied are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. The Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008.

RECENT ACCOUNTING DEVELOPMENTS

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” expressing the SEC staff’s views regarding the process of quantifying financial statement misstatements. This SAB is addressing diversity in practice in quantifying financial statement misstatements and the build up of amounts on the balance sheet. The cumulative amounts, while not considered material in the individual years in which the build up occurred may be considered material in a subsequent year if a Company were to correct those amounts through current period earnings. Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of equity for that year. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position.

2.	Cash and Due From Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $805,000 at December 31, 2006 and $746,000 at December 31, 2005.

3.	Securities Available-for-Sale

	December 31, 2006				December 31, 2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government and U.S. Government Sponsored Enterprises	$226,960	—	$3,932	$223,028	$301,914	—	$7,782	$294,132
Mortgage-backed securities	183,458	56	4,438	179,076	224,256	24	5,728	218,552
Obligations of states and political subdivisions	800	—	11	789	807	—	—	807
FHLB stock	9,823	—	—	9,823	16,312	—	—	16,312
Other	2,666	165	66	2,765	3,235	46	102	3,179

Total	$423,707	$221	$8,447	$415,481	$546,524	$70	$13,612	$532,982

Included in U.S. Government and U.S. Government Sponsored Enterprises securities are securities pledged to secure public deposits and repurchase agreements amounting to $91,510,000 and $53,774,000 at December 31, 2006 and 2005, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank amounting to $190,961,000 and $262,051,000 at December 31, 2006 and 2005, respectively. Also included in U.S. Government and U.S. Government Sponsored Enterprises is one U.S. Government security totaling $2,000,000 for both 2006 and 2005. The Company did not realize any gains or losses in 2006 and 2005. The Company realized gross gains of $693,000 and gross losses of $784,000 in 2004.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the maturity distribution of the Company’s securities available-for-sale at December 31, 2006.

	December 31, 2006
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Within one year	$122,551	$121,329
After one but within five years	265,356	258,612
After five but within ten years	23,311	22,952
More than ten years	—	—
Non-maturing	12,489	12,588

Total	$423,707	$415,481

The weighted average remaining life of investment securities available-for-sale at December 31, 2006 and 2005 was 2.1 and 2.3 years, respectively. The weighted average life of mortgage-backed securities was computed based on contracted maturities. Included in the weighted average remaining life calculation at December 31, 2006 and 2005 were $10,000,000 and $15,000,000 respectively of U.S. agency obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The actual maturities, which were used in the table above, of mortgage-backed securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2006. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 2 and 101 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively out of a total of 161 holdings at December 31, 2006. The Company believes that the investments are temporarily impaired.

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)

U.S. Government and U.S. Government Sponsored Enterprises	$—	$—	$218,028	$3,932	$218,028	$3,932
Mortgage-backed securities	—	—	170,828	4,438	170,828	4,438
Other	82	1	2,037	76	2,119	77

Total temporarily impaired securities	$82	$1	$390,893	$8,446	$390,975	$8,447

*	The decline in market value is attributable to change in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)

U.S. Government and U.S. Government Sponsored Enterprises	$16,636	$346	$277,496	$7,436	$294,132	$7,782
Mortgage-backed securities	72,786	1,308	144,913	4,420	217,699	5,728
Other	132	16	1,464	86	1,596	102

Total temporarily impaired securities	$89,554	$1,670	$423,873	$11,942	$513,427	$13,612

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

4.	Investment Securities Held-to-Maturity

	December 31, 2006				December 31, 2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$159,969	$—	$3,406	$156,563	$159,952	$—	$4,770	$155,182
Mortgage-backed securities	105,743	76	3,962	101,857	126,626	109	4,148	122,587

Total	$265,712	$76	$7,368	$258,420	$286,578	$109	$8,918	$277,769

Included in U.S. Government and Agency securities are securities pledged to secure public deposits amounting to $130,949,000 and $6,000,000 at December 31, 2006 and 2005, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank amounting to $103,971,000 and $124,632,000 at December 31, 2006 and 2005, respectively.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2006.

	December 31,
	2006
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Within one year	$65,113	$63,894
After one but within five years	198,020	192,031
After five but within ten years	2,579	2,495

Total	$265,712	$258,420

The weighted average remaining life of investment securities held-to-maturity at December 31, 2006 and 2005 was 2.3 and 3.0 years, respectively. Included in the weighted average remaining life calculation at December 31, 2006 and 2005 were $0 and $5,000,000 respectively of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

remaining life. The actual maturities, which were used in the table above, of mortgage-backed securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2006. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 0 and 84 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively out of a total of 91 holdings at December 31, 2006. The Company believes that the investments are temporarily impaired.

	December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)

U.S. Government Sponsored Enterprises	$—	$—	$156,563	$3,406	$156,563	$3,406
Mortgage-backed securities	—	—	98,937	3,962	98,937	3,962

Total temporarily impaired securities	$—	$—	$255,500	$7,368	$255,500	$7,368

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

	December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$19,561	$407	$135,621	$4,363	$155,182	$4,770
Mortgage-backed securities	29,740	624	89,038	3,524	118,778	4,148

Total temporarily impaired securities	$49,301	$1,031	$224,659	$7,887	$273,960	$8,918

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

5.	Loans

The majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, consumer, home equity and other loans for its portfolio.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summary shows the composition of the loan portfolio at the dates indicated.

	December 31,
	2006	2005
	Amount	Amount
	(Dollars in thousands)

Construction and land development	$49,709	$58,846
Commercial and industrial	117,497	94,139
Revenue bonds	3,340	—
Commercial real estate	323,700	302,279
Residential real estate	167,946	146,355
Consumer	9,881	9,977
Home equity	63,380	76,710
Overdrafts	1,320	1,339

Total	$736,773	$689,645

Net deferred fees included in loans at December 31, 2006 and December 31, 2005 were $183,000 and $482,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $798,000 and $1,078,000 at December 31, 2006 and December 31, 2005, respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $72,000 and $80,000 at December 31, 2006, and at December 31, 2005, respectively.

As of December 31, 2006 and 2005 the bank recorded investment in impaired loans was $16,000 and $886,000, respectively.

There were no impaired loans with specific reserves on December 31, 2006 and December 31, 2005.

The composition of non-accrual loans and impaired loan agreements is as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Loans on non-accrual	$135	$949	$628
Impaired loans on non-accrual included above	$16	$886	$452
Total recorded investment in impaired loans	$16	$886	$964
Average recorded value of impaired loans	$278	$1,384	$1,156
Interest income on non-accrual loans according to their original terms	$3	$77	$67
Interest income on non-accrual loans actually recorded	$—	$—	$—
Interest income recognized on impaired loans	$31	$202	$105

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2006.

Balance at		Repayments	Balance at
December 31, 2005	Additions	and Deletions	December 31, 2006
(Dollars in thousands)

$1,936	$1,059	$1,052	$1,943

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the total allowances for loan losses for each of the three years ending December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$9,340	$9,001	$8,769
Loans charged off	(708)	(690)	(308)
Recoveries on loans previously charged-off	256	429	240

Net charge-offs	(452)	(261)	(68)
Provision charged to expense	825	600	300

Allowance for loan losses, end of year	$9,713	$9,340	$9,001

7.	Bank Premises and Equipment

	December 31,
	2006	2005	Estimated Useful Life
	(Dollars in thousands)

Land	$3,650	$3,650	—
Bank premises	17,146	16,916	30-39 years
Furniture and equipment	22,952	22,726	3-10 years
Leasehold improvements	5,310	5,102	30-39 years or lease term

	49,058	48,394
Accumulated depreciation and amortization	(26,103)	(23,166)

Total	$22,955	$25,228

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $1,113,000, $1,076,000 and $1,084,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Rental income approximated $69,000, $61,000 and $69,000 in 2006, 2005 and 2004, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2006 were as follows:

Year	Amount
(Dollars in thousands)

2007	$1,197
2008	1,100
2009	899
2010	755
2011	561
Thereafter	461

$4,973

8.	Deposits

The following is a summary of original maturities or repricing of time deposits as of December 31,

	2006	Percent	2005	Percent
	(Dollars in thousands)

Within 1 year	$361,825	88%	$312,797	78%
Over 1 year to 2 years	37,719	9%	74,291	18%
Over 2 years to 3 years	9,109	2%	3,053	1%
Over 3 years to 5 years	1,444	1%	11,632	3%
Over 5 years	—	0%	—	0%

Total	$410,097	100%	$401,773	100%

Time deposits of $100,000 or more totaled $229,576,000 and $259,301,000 in 2006 and 2005, respectively.

9.	Securities Sold Under Agreements to Repurchase

	2006	2005	2004
	(Dollars in thousands)

Amount outstanding at December 31,	$86,960	$50,010	$38,650
Weighted average rate at December 31,	3.71%	3.05%	0.97%
Maximum amount outstanding at any month end	$139,460	$52,680	$49,700
Daily average balance outstanding during the year	$70,862	$39,746	$40,937
Weighted average rate during the year	3.78%	2.05%	0.81%

Amounts outstanding at December 31, 2006, 2005, and 2004 carried maturity dates of the next business day. U.S. Government Sponsored Enterprises securities with a total book value of $89,114,000, $52,009,000, and $39,460,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2006, 2005, and 2004, respectively. The approximate market value of the collateral at those dates was $87,249,000. $50,328,000, and $38,989,000, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Other Borrowed Funds and Subordinated Debentures

	2006	2005	2004
	(Dollars in thousands)

Amount outstanding at December 31,	$159,106	$340,805	$280,628
Weighted average rate at December 31,	5.54%	4.79%	4.62%
Maximum amount outstanding at any month end	$339,858	$393,734	$280,628
Daily average balance outstanding during the year	$192,143	$268,878	$194,932
Weighted average rate during the year	5.46%	4.69%	4.72%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank (“FHLB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowing capacity at the FHLB at December 31, 2006 was approximately $142,435,000 based on levels of FHLB stock held and mix of overnight and term advances on that date. In addition, the Bank has a $14,500,000 line of credit with the FHLB. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates is as follows:

	December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within 1 year	$2,750	3.80%	$197,156	4.15%	$105,000	2.22%
Over 1 year to 2 years	19,500	5.38%	2,500	3.66%	1,120	7.20%
Over 2 years to 3 years	32,000	5.17%	19,500	5.38%	—	0.00%
Over 3 years to 5 years	40,500	5.80%	63,500	5.72%	51,500	5.25%
Over 5 years	27,000	4.44%	16,000	4.43%	55,500	5.32%

Total	$121,750	5.22%	$298,656	4.58%	$213,120	3.79%

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2006 and 2005. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities, January 10, 2005.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities pay dividends at an annualized rate of 6.65% for the first ten years and then convert to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The Company is using the proceeds primarily for general business purposes.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

OTHER BORROWED FUNDS

The Bank had $270,000 and $4,500,000 of overnight federal funds purchased on December 31, 2006 and 2005, respectively. The borrowings carried interest rates of 5.00% and 4.00% for 2006 and 2005, respectively.

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. This amount totaled $856,000 and $1,418,000 at December 31, 2006 and 2005, respectively.

The Bank also has an outstanding loan in the amount of $147,000 and $148,000 at December 31, 2006 and 2005, respectively, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

11.	Stockholders’ Equity

DIVIDENDS

Holders of the Class A common stock may not vote in the election of directors, but may vote as a class to approve certain extraordinary corporate transactions. Holders of Class B common stock may vote in the election of directors. Class A common stockholders are entitled to receive dividends per share equal to at least 200% per share of that paid, if any, on each share of Class B common stock. Class A common stock is publicly traded. Class B common stock is not publicly traded, however, it can be converted on a share for share basis to Class A common stock at any time at the option of the holder. Dividend payments by the Company are dependent in part on the dividends it receives from the Bank, which are subject to certain regulatory restrictions.

EARNINGS PER SHARE (EPS)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2006, 2005 and 2004 was an increase of 9,756, 17,807 and 26,995 shares, respectively.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provides for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 122,737 options exercisable at December 31, 2006.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock option activity under the plan is as follows:

	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	130,133	$26.74	131,787	$26.65	95,062	$22.84
Granted	—		—	—	47,050	32.64
Cancelled	(1,650)	28.05	(300)	28.56	(675)	26.68
Exercised	(5,746)	16.54	(1,354)	16.82	(9,650)	18.31

Outstanding at end of year	122,737	$27.20	130,133	$26.74	131,787	$26.65

Exercisable at end of year	122,737	$27.20	130,133	$26.74	67,486	$22.22

Available to be granted at end of year	151,425		149,775		149,475

Weighted average fair value of options granted during the year	NA		NA		$10.69

At December 31, 2006, 2005 and 2004 the options outstanding have exercise prices between $15.063 and $35.010, and a weighted average remaining contractual life of five years for 2006, six years for 2005 and seven years for 2004. The weighted average intrinsic value of options exercised for the period ended December 31, 2006, 2005 and 2004 was $10.76, $12.45 and $11.19 per share with an aggregate value of $61,805, $16,857 and $107,984, respectively. The average intrinsic value of options exercisable at December 31, 2006, 2005 and 2004 had an aggregate value of $271,511, $487,075 and $491,179, respectively.

The Bank and the Company are subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank and Company’s financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank and Company must meet specific capital guidelines that involve quantitative measures of the Bank and Company’s assets and liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank and Company’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank and the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual capital amounts and ratios are presented in the following table.

					To be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total Capital (to Risk-Weighted Assets)	$123,173	13.62%	$72,352	8.00%	$90,440	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	113,460	12.55%	36,176	4.00%	54,264	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	113,460	6.76%	67,174	4.00%	83,968	5.00%
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	119,838	13.13%	73,001	8.00%	91,251	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	110,499	12.11%	36,500	4.00%	54,751	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	110,499	6.72%	65,729	4.00%	82,162	5.00%

The Company’s actual capital amounts and ratios are presented in the following table.

					To be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total Capital (to Risk-Weighted Assets)	$154,027	17.00%	$72,488	8.00%	$90,609	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	144,314	15.93%	36,244	4.00%	54,366	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	144,314	8.58%	67,282	4.00%	84,103	5.00%
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	150,603	16.48%	73,108	8.00%	91,385	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	141,263	15.46%	36,544	4.00%	54,831	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	141,263	8.58%	65,821	4.00%	82,276	5.00%

12.	Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Current expense:
Federal	$2,968	$2,842	$4,277
State	164	196	227

Total current expense	3,132	3,038	4,504

Deferred expense (benefit):
Federal	(592)	117	427
State	(121)	11	43

Total deferred expense (benefit)	(713)	128	470

Provision for income taxes	$2,419	$3,166	$4,974

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Income tax accounts included in other assets at December 31 are as follows:

	2006	2005
	(Dollars in thousands)

Currently receivable	$67	$486
Deferred income tax asset, net	12,487	12,509

Total	$12,554	$12,995

	2006	2005	2004
	(Dollars in thousands)

Federal income tax expense at statutory rates	$2,417	$3,516	$4,849
State income tax, net of federal income tax benefit	108	135	176
Insurance gains	(109)	(356)	(260)
Effect of tax-exempt interest	(4)	(8)	—
Other	7	(121)	209

Total	$2,419	$3,166	$4,974

Effective tax rate	34.0%	31.5%	35.9%

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2006	2005
	(Dollars in thousands)

Deferred income tax assets:
Allowance for loan losses	$3,975	$3,907
Deferred compensation	4,141	4,136
Unrealized loss on securities available-for-sale	3,115	5,271
Pension and SERP liability	3,447	2,026
Acquisition premium	502	380
Investments writedown	27	33
Deferred gain	132	156
Other	33	1

Gross deferred income tax asset	15,372	15,910

Deferred income tax liabilities:
Accrued dividends	—	(70)
Depreciation	(733)	(1,191)
Limited partnerships	(2,048)	(2,048)
Other	(104)	(92)

Gross deferred income tax liability	(2,885)	(3,401)

Deferred income tax asset net	$12,487	$12,509

Based on the Company’s historical and current pretax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2006. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can effect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

13.	Employee Benefits

The Company has a qualified Defined Benefit Pension Plan (the “Plan”), which had been offered to all employees reaching minimum age and service requirements. In 2006 the bank became a member of the Savings Bank Employees Retirement Association (“SBERA”) within which it maintains a Defined Benefit pension plan. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The Trustees of SBERA, through SBERA’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional advisory firm is retained by the Investment committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types (e.g. small cap, large cap, international, etc.) and styles (e.g., growth, value, etc.) The Company closed the plan to employees hired after March 31, 2006.

The measurement date for the Plan is September 30 for each year. The benefits expected to be paid in each year from 2007-2011 are $589,000, $602,000, $665,000, $732,000 and $784,000. The aggregate benefits expected to be paid in the five years from 2012-2016 are $5,269,000. The Company plans to contribute $1,560,000 to the Plan in 2007.

The weighted-average asset allocation of pension benefit assets at September 30, were:

Asset Category	2006	2005

Fixed income	36%	73%
Domestic equity	49%	14%
International equity	15%	—
Other	—	13%

Total	100%	100%

The Company has a Supplemental Executive Insurance/Retirement Plan (the Supplemental Plan), which is limited to certain officers and employees of the Company. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant. An increase in recognized net losses resulted in an increase in the cost of the Supplemental Plan in 2006. Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” The Company recorded an additional $2,158,000 net pension liability adjustment, through stockholders’ equity, as a result of this adoption.

The measurement date for the Supplemental Plan is September 30 for each year. The benefits expected to be paid in each year from 2007-2011 are $1,030,000, $1,027,000, $1,023,000, $1,025,000 and $1,037,000. The aggregate benefits expected to be paid in the five years from 2012-2016 are $5,355,000.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

				Supplemental Insurance/
	Defined Benefit Pension Plan			Retirement Plan
	2006		2005	2006		2005
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation at beginning of year		$18,339	$14,076		$14,130	$11,857
Service cost		882	760		106	128
Interest cost		997	914		766	746
Actuarial (gain)/loss		(1,039)	2,869		(613)	1,676
Benefits paid		(384)	(280)		(649)	(277)

Benefit obligation at end of year		$18,795	$18,339		$13,740	$14,130

Change in plan assets
Fair value of plan assets at beginning of year		$12,194	$10,803
Actual return on plan assets		645	282
Employer contributions		1,418	1,389
Benefits paid		(384)	(280)

Fair value of plan assets at end of year		$13,873	$12,194

(Unfunded) Funded status		$(4,922)	$(6,145)		$(13,740)	$(14,130)

Unrecognized prior service cost		—	1,420		—	(1,091)
Unrecognized net actuarial loss		—	(7,401)		—	(3,062)

(Accrued) benefit cost		$(4,922)	$(164)		$(13,740)	$(9,977)

Accumulated benefit obligation	$	NA	$16,680	$	NA	$13,291
Additional minimum pension liability	$	NA	$3,135	$	NA	$1,708

Weighted-average assumptions as of December 31
Discount rate — Liability		5.75%	5.50%		5.75%	5.50%
Discount rate — Expense		5.50%	6.00%		5.50%	6.00%
Expected return on plan assets		8.00%	8.00%		NA	NA
Rate of compensation increase		4.00%	4.00%		4.00%	4.00%
Components of net periodic benefit cost
Service cost		$882	$760		$106	$128
Interest cost		997	914		766	746
Expected return on plan assets		(1,015)	(854)		—	—
Recognized prior service cost		(116)	(20)		64	64
Recognized net losses		371	256		110	51

Net periodic cost		$1,119	$1,056		$1,046	$989

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Effective December 31, 2006 the Company adopted SFAS 158. The incremental effect of applying this Statement on individual line items in the consolidated Balance Sheet at December 31, 2006 follows:

	Before		After
	Adoption of		Adoption of
	SFAS 158	Adjustments	SFAS 158

Deferred tax assets, net	$11,066	$1,421	$12,487

Total assets	$1,642,869	$1,421	$1,644,290

Liability for plan benefits	$3,000	$1,922	$4,922
Liability for supplemental plan benefits	12,083	1,657	13,740

Total liabilities	$1,533,893	$3,579	$1,537,472

Accumulated other comprehensive loss	$(7,929)	$(2,158)	$(10,087)

Total stockholders’ equity	$108,976	$(2,158)	$106,818

Amounts recognized in Accumulated Other Comprehensive Loss, which have not yet been recognized as components of net periodic benefit cost as of December 31, 2006:

		Supplemental
	Plan	Plan	Total

Prior service cost	$771	$(607)	$164
Net actuarial loss	(3,759)	(1,381)	(5,140)

Total	$(2,988)	$(1,988)	$(4,976)

The following table summarizes the amounts included in accumulated other comprehensive income (loss) at December 31, 2006 expected to be recognized as components of net periodic benefit cost in the next year.

		Supplemental
	Plan	Plan

Amortization of prior service cost to be recognized in 2007	$(116)	$64
Amortization of loss to be recognized in 2007	398	81

Assumptions for the expected return on plan assets and discount rates in the Company’s Plan and Supplemental Plan are periodically reviewed. As part of the review, management in consultation with independent consulting actuaries perform an analysis of expected returns based on the plan’s asset allocation. This forecast reflects the Company’s and actuarial firm’s expected return on plan assets for each significant asset class or economic indicator. The range of returns developed relies on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class. Also, as a part of the review the Company’s management in consultation with independent consulting actuaries perform an analysis of discount rates based on expected returns of high grade fixed income debt securities.

The Company offers a 401 (k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $210,000 for 2006 $217,000 for 2005 and $211,000 for 2004. Administrative costs associated with the plan are absorbed by the Company.

The Company does not offer any post retirement programs other than pensions.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

14.	Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2006. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operation.

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

Contract or Notational Amount

	2006	2005
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$2,305	$1,814
Standby and commercial letters of credit	10,397	10,272
Unused lines of credit	168,290	143,533
Unadvanced portions of construction loans	16,793	52,469
Unadvanced portions of other loans	5,975	7,934

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

16.  Other Operating Expenses

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Marketing	$1,515	$1,478	$1,403
Processing services	1,326	1,281	1,379
Legal and audit	894	881	812
Postage and delivery	849	820	826
Software maintenance/amortization	717	876	653
Supplies	684	605	728
Consulting	642	616	316
Telephone	524	489	583
Core deposit tangible amortization	388	388	388
Insurance	368	370	316
Director’s fees	219	200	258
FDIC assessment	154	186	198
Capital expense amortization	12	9	—
Other	1,139	1,137	1,160

Total	$9,431	$9,336	$9,020

17.	Fair Values of Financial Instruments

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

SECURITIES HELD-TO- MATURITY AND SECURITIES AVAILABLE-FOR-SALE

The fair value of these securities, excluding certain state and municipal securities whose fair value is estimated at book value because they are not readily marketable, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

LOANS

For variable-rate loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of other loans is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Incremental credit risk for nonperforming loans has been considered.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

ACCRUED INTEREST RECEIVABLE AND PAYABLE

The carrying amounts for accrued interest receivable and payable approximate fair values because of the short-term nature of these financial instruments.

DEPOSITS

The fair value of deposits, with no stated maturity, is equal to the carrying amount. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on the deposit products of similar maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (“deposit base intangibles”).

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2006		2005
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$159,668	$159,668	$152,679	$152,679
Securities available-for-sale	415,481	415,481	532,982	532,982
Securities held-to-maturity	265,712	258,420	286,578	277,769
Net loans	727,060	713,889	680,305	665,515
Accrued interest receivable	7,372	7,372	7,127	7,127
Financial liabilities:
Deposits	1,268,965	1,268,500	1,217,040	1,216,610
Repurchase agreement and other borrowed funds	209,983	211,931	354,732	358,263
Subordinated debentures	36,083	34,948	36,083	35,769
Accrued interest payable	2,947	2,947	1,891	1,891
Standby letters of credit	—	96	—	118

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

18.	Quarterly Results of Operations (unaudited)

	2006 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$21,246	$20,541	$19,733	$19,187
Interest expense	12,258	11,170	10,656	9,860

Net interest income	8,988	9,371	9,077	9,327
Provision for loan losses	225	225	225	150

Net interest income after provision for loan losses	8,763	9,146	8,852	9,177
Other operating income	2,736	2,729	2,773	3,127
Operating expenses	9,850	10,056	10,125	10,165

Income before income taxes	1,649	1,819	1,500	2,139
Provision for income taxes	561	622	527	709

Net income	$1,088	$1,197	$973	$1,430

Share data:
Average shares outstanding, basic	5,541,156	5,541,088	5,541,088	5,540,523
Average shares outstanding, diluted	5,550,796	5,548,842	5,550,784	5,553,351
Earnings per share, basic	$0.20	$0.22	$0.18	$0.26
Earnings per share, diluted	$0.20	$0.22	$0.18	$0.26

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

	2005 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$18,788	$18,289	$18,082	$17,652
Interest expense	9,421	8,533	7,745	7,121

Net interest income	9,367	9,756	10,337	10,531
Provision for loan losses	150	150	150	150

Net interest income after provision for loan losses	9,217	9,606	10,187	10,381
Other operating income	2,633	2,720	2,937	2,683
Operating expenses	10,100	10,067	10,116	10,035

Income before income taxes	1,750	2,259	3,008	3,029
Provision for income taxes	478	727	973	988

Net income	$1,272	$1,532	$2,035	$2,041

Share data:
Average shares outstanding, basic	5,535,442	5,535,388	5,535,317	5,534,651
Average shares outstanding, diluted	5,548,548	5,553,751	5,548,674	5,550,263
Earnings per share, basic	$0.23	$0.28	$0.37	$0.37
Earnings per share, diluted	$0.23	$0.28	$0.37	$0.37

19.	Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2006 and 2005 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2006 and presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS:
Cash	$30,103	$30,458
Investment in subsidiary, at equity	110,915	107,388
Other assets	2,029	1,550

Total assets	$143,047	$139,396

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$146	$112
Subordinated debentures	36,083	36,083
Stockholders’ equity	106,818	103,201

Total liabilities and stockholders’ equity	$143,047	$139,396

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Income:
Dividends from subsidiary	$2,891	$4,505	$5,786
Interest income from deposits in bank	1,381	798	313
Other income	72	72	80

Total Income	4,344	5,375	6,179
Interest expense	2,400	2,468	2,653
Operating expenses	158	186	216

Income before income taxes and equity in undistributed income of subsidiary	1,786	2,721	3,310
Benefit from income taxes	(375)	(638)	(873)

Income before equity in undistributed income of subsidiary	2,161	3,359	4,183
Equity in undistributed income of subsidiary	2,527	3,521	4,698

Net income	$4,688	$6,880	$8,881

Statements of Cash Flows

	December 31,
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,688	$6,880	$8,881
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(2,527)	(3,521)	(4,698)
Depreciation and amortization	12	9	—
Decrease (increase) in other assets	(490)	906	(1,098)
(Decrease) increase in liabilities	34	(751)	444

Net cash provided by operating activities	1,717	3,523	3,529

CASH FLOWS FROM FINANCING ACTIVITIES:
Subordinated debt issuance (retirement)	—	(29,639)	36,083
Stock options exercised	95	23	177
Cash dividends paid	(2,167)	(2,153)	(2,147)

Net cash (used in) provided by financing activities	(2,072)	(31,769)	34,113

Net (decrease) increase in cash	(355)	(28,246)	37,642

Cash at beginning of year	30,458	58,704	21,062

Cash at end of year	$30,103	$30,458	$58,704

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
February 28, 2007

Report of Independent Registered Public Accounting Firm

KPMG LLP
Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Century Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Century Bancorp, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
February 28, 2007

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. Their report appears on page 61.

Marshall M. Sloane Chairman	Jonathan C. Sloane Co-President and Co-CEO	Barry R. Sloane Co-President and Co-CEO	Paul V. Cusick, Jr. Vice President and Treasurer

February 28, 2007

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position

George R. Baldwin	63	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Roger S. Berkowitz	54	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Henry L. Foster, D.V.M	81	Director Emeritus, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	76	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	57	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	45	Director, Century Bancorp, Inc.; Director and Vice President, Century Bank and Trust Company
Fraser Lemley	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	51	Director, Co-President and Co-Chief Executive Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Jonathan G. Sloane	48	Director, Co-President and Co-Chief Executive Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	80	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	53	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	64	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	64	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Mr. Baldwin became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of Baldwin & Co., which is a financial services firm. He was formerly President and Chief Executive Officer of Kaler Carney Liffler & Co.

Mr. Berkowitz became a director of the Company in 1996. He was elected a director of Century Bank/Suffolk in 1989 and has been a director of Century Bank and Trust Company since the banks merged in 1992. Mr. Berkowitz is President and CEO of Legal Sea Foods, Inc.

Dr. Foster has been a director of the Company since its organization in 1972. He was a founding director of Century Bank and Trust Company in 1969. He is currently Director Emeritus. He is Founder and Chairman Emeritus of Charles River Laboratories, Inc. Formerly, he was Chairman of the Board of Charles River Laboratories, Inc.

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He is a Professor Emeritus of Economics at Wellesley College and Associate Director of the Davis Center for Russian Studies at Harvard University. Dr. Goldman is also a Trustee of Northeast Investors Trust.

Mr. Higley became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1986. Mr. Higley is an attorney in private practice.

Ms. Jenkins-Scott became a director of the Company and of Century Bank and Trust Company in 2006. Ms. Jenkins-Scott is President of Boston’s Wheelock College.

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

Mr. Barry R. Sloane became a director of the Company in 1997. He has been a director of Century Bank and Trust Company since 1997. Mr. Sloane is Co-President and Co-CEO of Century Bancorp and Co-President and Co-CEO of Century Bank and Trust Company. Formerly, he was Managing Director of Steinberg, Priest & Sloane Capital Management, LLC, which is an investment advisory firm. Mr. Sloane is also a director of eSpeed, Inc.

Mr. Jonathan G. Sloane became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1992. Mr. Sloane is currently Co-President and Co-CEO of Century Bancorp Inc. and Co-President and Co-CEO of Century Bank and Trust Company.

Mr. Marshall M. Sloane is the founder of the Company and is currently the Chairman of the Board. He founded Century Bank and Trust Company in 1968 and is currently the Chairman of the Board.

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is CEO, President and director of Sonesta International Hotels Corporation.

Mr. Swansburg became a director of the Company in 1986. He has been a director of Century Bank and Trust since 1992. From 1992 to 1998 he was President and Chief Operating Officer of Century Bank and Trust Company. He is now retired from Century Bank and Trust Company.

Mr. Westling became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Westling is President Emeritus and Professor of History and Humanities of Boston University.

All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. A majority of the members of the Company’s Board of Directors have been determined by the Company’s Board of Directors to be independent within the meaning of current National Association of Security Dealers’ listing standards. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Jonathan G. Sloane are the sons of Marshall M. Sloane and Linda Sloane Kay is the daughter of Marshall M. Sloane.

Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name and age of each executive officer of the Company and the principal positions and offices he holds with the Company.

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 80 years old.
Barry R. Sloane	Director, Co-President and Co-CEO; Director, Co-President and Co-CEO, Century Bank and Trust Company. Mr. Sloane is 51 years old.
Jonathan G. Sloane	Director, Co-President and Co-CEO; Director, Co-President and Co-CEO, Century Bank and Trust Company. Mr. Sloane is 48 years old.
Paul V. Cusick, Jr.	Vice President and Treasurer; Executive Vice President, CFO and Treasurer, Century Bank and Trust Company. Mr. Cusick is 62 years old.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, cash management, operations and marketing. Mr. Evangelista is 43 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 46 years old.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 51 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current National Association of Securities Dealers’ listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2006.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter is attached as Exhibit 99.1.

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

Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, Jon Westling

Nominating Committee

The Company’s Nominating Committee has three director members, Marshall I. Goldman, Stephanie Sonnabend and Jon Westling, each of whom the Board of Directors has determined to be independent under the National Association of Securities Dealers’ current listing standards. The Nominating Committee operates pursuant to a written policy. The Committee has developed criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, Board and Company needs and such other criteria as the Committee shall determine to be relevant. The Committee met once during 2006.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained upon written request to Investor Relations, Century Bancorp, Inc., 400 Mystic Avenue, Medford, Massachusetts 02155.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers, Directors or beneficial owners of more than 10% of the Company’s Class A Common Stock failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2006, or in prior fiscal years.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2006.

Introduction

The following discussion and analysis includes separate sections on:

•	The Composition and Responsibilities of the Compensation Committee

•	The Company’s Executive Compensation Conclusion

•	Compensation Discussion and Analysis

•	Philosophy and Objectives of the Company

•	Compensation Process

•	Compensation Consultant

•	Compensation Components

•	Post-Employment Compensation

•	Chief Executive Officer Compensation

•	Executive Officer Compensation

•	Consulting Services Agreements

•	Employment Agreements

•	Report of the Compensation Committee

Composition and Responsibilities of the Compensation Committee

The Compensation Committee is a committee of the Board of Directors composed of Jon Westling as Chairman, Fraser Lemley and Roger S. Berkowitz, each of whom the Board has determined is independent as defined by the National Association of Securities Dealers’ current listing standards.

The Compensation Committee oversees compensation programs applicable to employees at all levels of the Company and makes decisions regarding executive compensation that is intended to align total compensation with business objectives and enable the Company to attract, retain and reward individuals who are contributing to the Company’s success.

The Compensation Committee reviews the Company’s cash incentive, stock incentive, retirement, and benefit plans and makes its recommendations to the Board with respect to these areas.

All decisions with respect to executive and director compensation are approved by the Compensation Committee and recommended to the full Board for ratification.

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Co-Chief Executive Officers’, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company does not currently maintain severance contracts, maintains only one change of control provision and did not award cash or stock incentive awards last year. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

Compensation Discussion and Analysis

Philosophy and Objectives of Company

The Company’s executive compensation philosophy is based on the following principles:

•	Compensation programs should be designed to attract and retain executives, to motivate them to achieve and to reward them appropriately for their performance.

•	Compensation should be competitive and equitable in light of the executive’s responsibilities, experience, and performance and take into consideration the following:

•	Provide annual compensation that takes into account the Company’s performance with respect to its financial and strategic objectives, the performance of functions and business areas under the executive’s management and the results of established goals;

•	Align the financial interests of the executive with those of shareholders by providing both short-term and long-term incentives;

•	Offer a total compensation program for each executive based on (i) the level of responsibility of the executive’s position, (ii) the experience and skills necessary relative to the other senior management positions, (iii) comparison of compensation to similarly positioned executives of peer financial institutions; and

•	Evaluate the overall compensation of our executives in light of general economic and specific company, industry and competitive considerations.

Compensation Process

The Company maintains governance practices to ensure that it can reach its compensation-related decisions in an informed and appropriate manner.

Base salaries, which are the Company’s major element of compensation, are reviewed for executive officers and employees at the regularly scheduled fall meeting of the Compensation Committee. At this meeting the Committee also reviews and adopts, as appropriate, proposals for the cash incentive plan for the new fiscal year, stock option grants, additions, amendments, modifications or terminations of retirement and benefit programs.

The Compensation Committee’s process incorporates the following:

•	The Committee operates under a written charter which is periodically reviewed.

•	The Committee meets with representatives of management to review and discuss prepared materials and issues.

•	The Committee considers recommendations from the Co-Chief Executive Officers with respect to the compensation of the Company’s Named Executive Officers.

•	Our independent compensation consultant attends Committee meetings as requested.

•	The Committee meets and deliberates privately without management present. Our consultant participates in these sessions as requested.

•	The Committee may consult with the non-management and independent directors regarding decisions affecting Executive compensation.

•	The Committee reports the Committee’s major actions to the entire Board at the Board of Director’s meeting in January.

•	The Committee recommends for approval to the Board of Directors the fees for our Board and Board Committees.

•	The Board of Directors then considers the report of the Compensation Committee and accepts or amends and approves or ratifies all matters presented for consideration.

To the extent permitted by applicable law, the Committee or the Board may delegate to management certain of its duties and responsibilities, including with respect to the adoption, amendment, modification or termination of benefit plans and with respect to the awards of stock options under certain stock plans.

Compensation Consultant

When making determinations regarding the compensation paid to our executives the Compensation Committee and the Board of Directors rely, in part, on the expertise of our independent compensation consultant, Thomas Warren & Associates, to conduct an assessment of our executive compensation. In addition to conferring with certain executives, the consultant works with internal company support staff to obtain compensation and market data. Thomas Warren identifies a group of peer companies in consideration of such factors as asset size, geography, type of financial services offered and the complexity and scope of operations and makes use of executive compensation comparisons, published surveys and peer analyses.

The Compensation Committee and the Board of Directors took his recommendations into consideration when setting base salaries for fiscal 2006.

Compensation Components

With respect to Executive compensation, the Company reviews the mix of base salary, cash and stock based incentive plans and benefits for our individual executives, however, there is no specific formula for allocating between cash and non-cash compensation. The competitiveness of total compensation potential for our executives is reviewed against industry practices and the Company’s peers as identified by our independent compensation consultant. The major elements of the Company’s executive compensation package (i.e., base salary, cash and stock based incentive plans) are similar to those found in many companies.

Base Salary Compensation:

When evaluating executive base salary compensation, the Company takes into consideration such factors as:

•	The attainment of business and strategic goals and the financial performance of the Company;

•	The importance, complexity, and level of responsibility of the executive’s position within the organizational structure;

•	The performance of the executive’s business area’s goals and the accomplishment of objectives for the previous year;

•	The difficulty of achieving desired results;

•	The value of the executive’s unique skills, abilities and general management capabilities to support the long-term performance of the Company;

•	The executive’s contribution as a member of the Executive Management Team.

While the Company reviews numerous quantitative and qualitative factors noted above when determining executive base salary compensation, the performance of the Company’s stock is not generally considered a factor in this determination as the price of the Company’s common stock is subject to various factors beyond the Company’s control. The Company believes that the price of the stock in the long-term will reflect the Company’s operating performance and how well our executives manage the Company.

Ultimately, the Compensation Committee and the Board of Directors have the authority to use discretion when making executive compensation determinations after review of all the information that they deem is relevant.

Cash Incentive Plan:

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals.

Recipients of incentive compensation are selected by the Compensation Committee and approved by the Board of Directors, upon the recommendation of management, as eligible to participate in the plan.

Awards are based upon the attainment of established objectives including profitability, expense control, sales volumes and overall job performance. Awards are generally not granted unless the Company achieves certain financial targets.

Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. Upon review of the Company’s performance, awards were not granted for fiscal 2006.

Stock Option Plans:

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) to encourage ownership of Class A common stock of the Company by directors, officers and employees of the Company and its Affiliates and to provide additional incentives for them to promote the success of the Company’s business through awards of or relating to shares of the Company’s Class A common stock. Under the

Option Plans, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of the grant).

The Compensation Committee has complete discretion to make or select the manner of making all necessary determinations with respect to each option to be granted by the committee under the Option Plans including the director, employee, or officer to receive an Option. However, in determining the long-term incentive component (stock incentive plan) of executive compensation, the Committee does consider the Company’s performance and relative shareholder return, the value of similar incentives awards at peer companies and the awards given in past years. The Committee may take into account the nature of the services provided by the respective officers, employees, and directors, their present and potential contributions to the success of the Company, and any other factors that the Compensation Committee, in its discretion, determines are relevant.

Option grants were not awarded in 2006.

Post-Employment Compensation

Defined Benefit Pension Plan:

The Company had a qualified Defined Benefit Pension Plan which had been offered to all employees reaching a minimum age and service requirement. In 2006 the Bank became a member of the Savings Bank Employee Retirement Association (“SBERA”) within which it maintains a Defined Benefit pension plan. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The Trustee of SBERA, through SBERA’s Investment Committee, selects investment managers for the common and collective trust portfolio. A professional advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types. (e.g. small cap, large cap, international, etc) and styles (e.g. growth, value, etc.). The Company has closed the plan to employees hired after March 31, 2006.

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2006 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears below.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. Five of the Named Executive Officers participated in the 401(k) plan during fiscal 2006 and received matching contributions up to a maximum of $4,400.

Supplemental Executive Insurance/Retirement Income Plan:

The Company has a Supplemental Executive Insurance / Retirement Plan (the Supplemental Plan) which is limited to certain officers and employees of the Company.

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

Benefits under the plan are based upon an employee’s years of service and highest three year average compensation. The 2006 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/ Retirement Benefits Table which appears below.

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

Co-Chief Executive Officers’ Compensation

The Company determined that the Co-Chief Executive Officers would forego base salary increases in 2006 in acknowledgement of weak Company performance. Based on the Company’s performance, the Company also determined that a cash incentive bonus would not be payable to these officers. Total compensation granted to the Co-Chief Executive Officers during 2006 is described in the Summary Compensation Table in this statement.

Executive Officer Compensation

The Company also determined that base salary increases for the Named Executive Officers other than that of the Co-Chief Executive Officers would be deferred until after the first quarter of 2006. The Company based its determinations on senior executive compensation on its subjective analysis of the individual’s contribution to the corporation’s goals and objectives and considered numerous quantitative and qualitative factors, referenced above. In May 2006, Mr. David Woonton was awarded a 3.25% increase in base salary. In July 2006, Mr. Paul Evangelista was awarded a 3.25% increase in base salary. Mr. Brian Feeney has received two salary adjustments in 2006 to acknowledge his business development performance and to respond to competitive labor market considerations. In November 2006, Mr. Feeney was promoted to Executive Vice President responsible for Institutional Services and became a member of the Company’s Executive Management Committee. At that time his salary was increased by $30,000 in recognition of his promotion and new responsibilities. The Company based its determination on its subjective analysis of each individual’s performance and contribution to the Company’s goals and objectives and considered the quantitative and qualitative factors referenced above.

Based upon the Company’s performance, cash incentive bonuses were not awarded.

Executive Benefits

We limit additional executive benefits that we make available to our executive officers. Where such benefits are provided, they are intended to support other business purposes including facilitating business development efforts.

Consulting Services Agreements

Marshall M. Sloane

In May of 2006, the Company entered into a consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provide other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $275,000 per year with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer.

Paul V. Cusick, Jr.

Upon the appointment of a new CFO, the Company will enter into a consultancy agreement with Mr. Cusick. The Company has agreed to pay Mr. Cusick an annual consulting fee of $85,000 until August 1, 2009.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2006 for filing with the SEC.

Jon Westling, Chairman
Fraser Lemley
Roger S. Berkowitz

Compensation Paid to Executive Officers

The following table sets forth information for the one year period ended December 31, 2006 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other three most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10K statement as the “Named Executive Officers”.

Summary Compensation Table

						Change
						in Pension
						Value and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
		Salary	Bonus	Awards	Awards	Earnings-9/30/06	Compensation	Total
Name And Principal Position	Year	($)	($)	($)	($)	($)	($)(1)	($)

Marshall M. Sloane	2006	283,101	—	—	—	—	28,666	311,767
Chairman of the Board, Century Bancorp, Inc. Chairman of the Board, Century Bank and Trust Company
Jonathan G. Sloane	2006	417,016	—	—	—	134,360	10,548	561,924
Co-President and Co-CEO, Century Bancorp, Inc. Co-President and Co-CEO, Century Bank and Trust Company
Barry R. Sloane	2006	417,016	—	—	—	9,925	7,476	434,417
Co-President and Co-CEO, Century Bancorp, Inc. Co-President and Co-CEO, Century Bank and Trust Company
Paul V. Cusick, Jr.	2006	286,608	—	—	—	21,233	9,464	317,305
Vice President and Treasurer, Century Bancorp, Inc. Executive Vice President, CFO and Treasurer, Century Bank and Trust Company
David B. Woonton	2006	257,460	—	—	—	128,213	9,295	394,968
Executive Vice President, Century Bank and Trust Company
Paul A. Evangelista	2006	225,319	—	—	—	69,473	7,457	302,249
Executive Vice President, Century Bank and Trust Company
Brian J. Feeney	2006	146,282	—	—	—	11,347	1,567	159,196
Executive Vice President, Century Bank and Trust Company

(1)	Term insurance premiums paid for Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2006. No stock awards are unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date

Marshall M. Sloane	12,000	—	—	24.75	04/01/07
Chairman of the Board	12,000	—	—	29.35	01/21/08
	12,000	—	—	35.01	09/17/09
Jonathan G. Sloane	6,000	—	—	15.063	01/16/11
Co-President and	6,000	—	—	22.50	04/01/12
Co-CEO	6,000	—	—	26.68	01/21/13
	7,000	—	—	31.83	09/17/14
Barry R. Sloane	7,000	—	—	31.83	09/17/14
Co-President and		—	—
Co-CEO		—	—
Paul V. Cusick, Jr.	1,500	—	—	15.063	01/16/11
Executive Vice	3,000	—	—	22.50	04/01/12
President, CFO and	3,000	—	—	26.68	01/21/13
Treasurer, Century Bank and	4,000	—	—	31.83	09/17/14
Trust Company
David B. Woonton	2,000	—	—	15.063	01/16/11
Executive Vice	2,000	—	—	22.50	04/01/12
President, Century Bank and	2,000	—	—	26.68	01/21/13
Trust Company	2,500	—	—	31.83	09/17/14
Paul A. Evangelista	2,000	—	—	22.50	04/01/12
Executive Vice	2,000	—	—	26.68	01/21/13
President, Century Bank and	2,500	—	—	31.83	09/17/14
Trust Company
Brian J. Feeney	500	—	—	15.063	01/16/11
Executive Vice	500	—	—	22.50	04/01/12
President, Century Bank and	500	—	—	26.68	01/21/13
Trust Company	600	—	—	31.83	09/17/14

OPTIONS EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Marshall M. Sloane	5,646	66,792	—	—
Chairman of the Board

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

			Present
			Value of
			Accumulated	Payments
			Benefit	During Last
		Number of Years	9/30/2006	Fiscal Year
		Credited Service	($)	9/30/2006
Name	Plan Name	(#)	(1)	($)

Marshall M. Sloane	Defined Benefit	33	756,880	92,988
Chairman of the Board	Pension Plan
Jonathan G. Sloane	Defined Benefit	26	325,126	—
Co-President and Co-CEO	Pension Plan
Barry R. Sloane	Defined Benefit	3	23,294	—
Co-President and Co-CEO	Pension Plan
Paul V. Cusick, Jr.	Defined Benefit	18	508,084	—
Executive Vice President,	Pension Plan
CFO and Treasurer, Century Bank and Trust Company
David B. Woonton	Defined Benefit	7	103,917	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	7	68,202	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	17	87,396	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.75% and the Mortality Table used is the 1994 Group Annuity Reserving Table.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

				Payments
			Present Value of	During
			Accumulated	Last Fiscal
		Number of Years	Benefit-	Year-
		Credited Service	9/30/2006	9/30/2006
Name	Plan Name	(#)	($)(1)	($)

Marshall M. Sloane (2)	Supplemental Executive	33	3,583,659	261,820
Chairman of the Board	Insurance/Retirement Plan
Jonathan G. Sloane (2)	Supplemental Executive	26	1,358,414	—
Co-President and Co-CEO	Insurance/Retirement Plan
Barry R. Sloane	Supplemental Executive	3	15,739	—
Co-President and Co-CEO	Insurance/Retirement Plan
Paul V. Cusick, Jr. (2)	Supplemental Executive	18	2,057,706	40,690
Executive Vice President, CFO and Treasurer, Century Bank and Trust Company	Insurance/Retirement Plan
David B. Woonton (2)	Supplemental Executive	7	460,282	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan
Paul A. Evangelista (2)	Supplemental Executive	7	215,608	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan
Brian J. Feeney (3)	Supplemental Executive	17	—	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.75% and the Mortality Table used is the 1994 Group Annuity Reserving Table.

(2)	As of January 1, 2006, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Paul V. Cusick, Jr., Paul A. Evangelista and David B. Woonton were 100%, 100%, 100%, 40% and 40% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

(3)	Not a member of the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive an $8,000 retainer per year, $250 per Company Board meeting attended, $750 per Bank Board meeting attended and $500 per committee meeting attended. Joseph Senna receives $1,000 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2006

	Fees Earned or
	Paid in	All Other
Name	Cash ($)	Compensation ($)	Total ($)

George R. Baldwin	26,750	—	26,750
Roger S. Berkowitz	17,000	—	17,000
Karl E. Case	5,750	—	5,750
Henry L. Foster	1,500	—	1,500
Marshall I. Goldman	20,250	—	20,250
Russell B. Higley	21,000	—	21,000
Linda Sloane Kay	—	—	—
Fraser Lemley	23,250	—	23,250
Jackie Jenkins-Scott	8,500	—	8,500
Joseph J. Senna	28,500	—	28,500
Barry R. Sloane	—	—	—
Jonathan G. Sloane	—	—	—
Marshall M. Sloane(1)	16,000	192,515	208,515
Stephanie Sonnabend	22,250	—	22,250
George F. Swansburg(2)	24,250	14,500	38,750
Jon Westling	22,000	—	22,000

(1)	The amount listed in all other compensation includes $183,333 for consulting services as well as health insurance reimbursements and country club membership dues.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2006, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2006, there were 3,498,738 shares of Class A Common Stock and 2,042,450 shares of Class B Common Stock outstanding.

	Class A		%A	Class B		%B
Name and Address of Beneficial Owner	Owned		Owned	Owned		Owned

Wellington Management Company, LLP(9)	306,222		8.75%
75 State Street, Boston, MA 02109
Endicott Management Company(10)	273,300		7.81%
237 Park Avenue, Suite 801, New York, NY 10017
Jacobs Asset Management(11)	260,756		7.45%
One Fifth Avenue, New York, NY 10003
Castine Capital Management, LLC(12)	197,476		5.64%
One International Place, Suite 2401, Boston, MA 02110
Marshall M. Sloane(a)(b)	29,474	(1)	0.84%	1,695,930	(2)	83.03%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,103		0.15%
Roger S. Berkowitz(a)	4,053		0.12%
Paul V. Cusick, Jr.(b)	14,845		0.42%
Paul A. Evangelista(b)	1,226		0.04%
Brian J. Feeney(b)	—		0.00%
Henry L. Foster, D.V.M.(a)	11,203		0.32%	1,000		0.05%
Marshall I. Goldman(a)	2,975	(3)	0.09%	30,000	(4)	1.47%
Russell B. Higley, Esquire(a)	4,698		0.13%
Jackie Jenkins-Scott(a)	40		0.00%
Linda S. Kay(a)(b)	8,567	(6)	0.24%	60,000		2.94%
Fraser Lemley(a)	9,886		0.28%
Joseph J. Senna(a)	47,502	(5)	1.36%
Barry R. Sloane(a)(b)	3,233	(8)	0.09%
Jonathan G. Sloane(a)(b)	19,853	(7)	0.57%	60,000		2.94%
Stephanie Sonnabend(a)	2,435		0.07%
George F. Swansburg(a)	30,040		0.86%
Jon Westling(a)	3,442		0.10%
David B. Woonton(b)	—		0.00%
All directors and officers as a group (19 in number) (iii)	198,575		5.68%	1,846,930		90.43%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 14,767 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,430 shares held by Sloane Family Enterprises LP, and does not include 120,000 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares and 1,694,430 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 34,800 shares owned by Mr. Senna’s spouse.

(6)	Includes 8,443 shares owned by Ms. Kay’s spouse.

(7)	Includes 77.82 shares owned by Mr. Sloane’s spouse and includes 367 shares owned by Mr. Jonathan Sloane’s children.

(8)	Includes 50 shares owned by Mr. Barry Sloane’s children and 72 shares owned by spouse Candace Lapidus Sloane.

(9)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Wellington Management Company, LLP on February 14, 2007.

(10)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by The Endicott Group on January 29, 2007.

(11)	The Company has relied upon the information set forth in the Schedule 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 13, 2007.

(12)	The Company has relied upon the information set forth in the Schedule 13D filed with the SEC by the Castine Capital Management, LLC on January 8, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Directors and Officers of the Company and Bank and members of their immediate family are at present, as in the past, customers of the Bank and have transactions with the Bank in the ordinary course of business. In addition, certain of the Directors are at present, as in the past, also Directors, Officers or Stockholders of corporations or members of partnerships that are customers of the Bank and have transactions with the Bank in the ordinary course of business. Such transactions with Directors and Officers of the Company and the Bank and their families and with such corporations and partnerships were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other features unfavorable to the Bank. The Directors annually approve amounts to be paid to related parties for services rendered. The Company reviews related party transactions monthly.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee separately pre-approves each of the following services, in compliance with the requirements of the Sarbanes-Oxley Act and SEC regulations, before they are rendered by the auditor: financial audit, attest, preparation of tax returns and audit of 401(k) and pension plans. The Audit Committee’s pre-approval procedures, in compliance with the requirements of the Sarbanes-Oxley Act and SEC regulations, allow the Company’s auditors to perform certain services without specific permission from the Audit Committee, as long as these services comply with the following requirements: (a) the services consist of special projects relating to strategic tax savings initiatives, corporate tax structure engagements or merger and acquisition consulting; (b) aggregate special project services cannot exceed $50,000 during the calendar year; and (c) the Audit Committee must be informed about each service at its next scheduled meeting. All other services provided by the Company’s auditor must be separately pre-approved before they are rendered.

	Fiscal 2006	Fiscal 2005
Description of Fees	Amount	Amount

Audit fees(1)	$317,500	$298,000
Audit-related fees(2)	25,000	21,000
Tax fees(3)	38,950	31,950
Other fees	0	0

	$381,450	$350,950

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows-Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.

10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	Supplemental Executive Retirement and Insurance Plan, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.5	Investment Management Agreement dated October 28, 2004 with BlackRock Financial Management, Inc. for Century’s available-for-sale portfolio between Century Bank and Trust Company and BlackRock Financial Management, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.3	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2007.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ George F. Swansburg George F. Swansburg, Director

/s/ Roger S. Berkowitz Roger S. Berkowitz, Director	/s/ Jon Westling Jon Westling, Director

/s/ Marshall I. Goldman Marshall I. Goldman, Ph.D., Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman

/s/ Russell B. Higley Russell B. Higley, Esquire, Director	/s/ Jonathan G. Sloane Jonathan G. Sloane, Director, Co-President and Co-Chief Executive Officer

/s/ Jackie Jenkins-Scott Jackie Jenkins-Scott, Director	/s/ Barry R. Sloane Barry R. Sloane, Director, Co-President and Co-Chief Executive Officer

/s/ Linda Sloane Kay Linda Sloane Kay, Director Vice President, Century Bank and Trust Company	/s/ Paul V. Cusick, Jr. Paul V. Cusick, Jr., Vice President and Treasurer Principal Financial Officer

/s/ Fraser Lemley Fraser Lemley, Director	/s/ Anthony C. LaRosa Anthony C. LaRosa, CPA, Senior Vice President Century Bank and Trust Company, Principal Accounting Officer
Joseph Senna, Director

/s/ Stephanie Sonnabend Stephanie Sonnabend, Director