Form 10-Q
period 2007-03-31
CENTURY BANCORP INC
filed 2007-05-07
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
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
(781) 391-4000.

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of April 30, 2007, the Registrant had outstanding:

Class A Common Stock, $1.00 par value Class B Common Stock, $1.00 par value	3,513,604 Shares 2,028,700 Shares

Century Bancorp, Inc.

PART I —
Item 1
Century Bancorp, Inc. — Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(000’s, except share data)	2007	2006
Assets
Cash and due from banks	$45,454	$60,465
Federal funds sold and interest-bearing deposits in other banks	103,731	99,203

Total cash and cash equivalents	149,185	159,668

Securities available-for-sale, amortized cost $372,636 and $423,707, respectively	366,916	415,481
Securities held-to-maturity, market value $255,850 and $258,420, respectively	261,450	265,712

Loans, net:
Commercial & industrial	119,719	117,497
Construction & land development	52,383	49,709
Commercial real estate	301,879	323,700
Residential real estate	168,555	167,946
Consumer & other	14,278	14,541
Home equity	60,496	63,380

Total loans, net	717,310	736,773
Less: allowance for loan losses	9,797	9,713

Net loans	707,513	727,060

Bank premises and equipment	22,964	22,955
Accrued interest receivable	7,062	7,372
Goodwill	2,714	2,714
Core deposit intangible	1,962	2,059
Other assets	42,457	41,269

Total assets	$1,562,223	$1,644,290

Liabilities
Deposits:
Demand deposits	$259,274	$283,449
Savings and NOW deposits	278,862	274,231
Money market accounts	286,357	301,188
Time deposits	365,569	410,097

Total deposits	1,190,062	1,268,965

Securities sold under agreements to repurchase	84,840	86,960
Federal Home Loan Bank (FHLB) borrowings and other borrowed funds	119,400	123,023
Subordinated debentures	36,083	36,083
Other liabilities	22,913	22,441

Total liabilities	1,453,298	1,537,472

Stockholders’ equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,513,604 shares and 3,498,738 shares, respectively	3,514	3,499
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,028,700 shares and 2,042,450 shares, respectively	2,028	2,042
Additional paid-in capital	11,532	11,505
Retained earnings	100,321	99,859

	117,395	116,905
Unrealized losses on securities available-for-sale, net of taxes	(3,557)	(5,111)
Additional pension liability, net of taxes	(4,913)	(4,976)

Total accumulated other comprehensive loss, net of taxes	(8,470)	(10,087)

Total stockholders’ equity	108,925	106,818

Total liabilities and stockholders’ equity	$1,562,223	$1,644,290

See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Income (unaudited)

	Three months ended March 31,
(000’s except share data)	2007	2006
Interest income
Loans	$12,971	$11,935
Securities held-to-maturity	2,396	2,613
Securities available-for-sale	3,552	4,609
Federal funds sold and interest-bearing deposits in other banks	1,827	30

Total interest income	20,746	19,187

Interest expense
Savings and NOW deposits	1,592	923
Money market accounts	2,386	1,778
Time deposits	4,610	3,181
Securities sold under agreements to repurchase	773	415
Other borrowed funds and subordinated debentures	2,183	3,563

Total interest expense	11,544	9,860

Net interest income	9,202	9,327

Provision for loan losses	300	150

Net interest income after provision for loan losses	8,902	9,177

Other operating income
Service charges on deposit accounts	1,786	1,516
Lockbox fees	734	675
Brokerage commissions	24	48
Other income	305	888

Total other operating income	2,849	3,127

Operating expenses
Salaries and employee benefits	6,213	6,248
Occupancy	996	1,045
Equipment	733	735
Other	2,360	2,137

Total operating expenses	10,302	10,165

Income before income taxes	1,449	2,139

Provision for income taxes	445	709

Net income	$1,004	$1,430

Share data:
Weighted average number of shares outstanding, basic	5,541,225	5,540,523
Weighted average number of shares outstanding, diluted	5,550,653	5,553,351
Net income per share, basic	$0.18	$0.26
Net income per share, diluted	$0.18	$0.26
Cash dividends paid:
Class A common stock	$0.12	$0.12
Class B common stock	$0.06	$0.06
See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
	(000's)
2006
Balance at December 31, 2005	$3,453	$2,082	$11,416	$97,338	($11,088)	$103,201

Net income	—	—	—	1,430	—	1,430

Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $533 in taxes	—	—	—	—	(839)	(839)

Comprehensive income						591

Conversion of Class B Common Stock to Class A Common Stock, 20,940 shares	21	(21)	—	—	—	—

Stock Options Exercised, 5,646 shares	6	—	88	—	—	94

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(418)	—	(418)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(124)	—	(124)

Balance at March 31, 2006	$3,480	$2,061	$11,504	$98,226	($11,927)	$103,344

2007
Balance at December 31, 2006	$3,499	$2,042	$11,505	$99,859	($10,087)	$106,818

Net income	—	—	—	1,004	—	1,004

Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $952 in taxes	—	—	—	—	1,554	1,554

Pension liability adjustment, net of $44 in taxes	—	—	—	—	63	63

Comprehensive income						2,621

Conversion of Class B Common Stock to Class A Common Stock, 13,750 shares	14	(14)	—	—	—	—

Stock Options Exercised, 1,116 shares	1	—	27	—	—	28

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(419)	—	(419)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(123)	—	(123)

Balance at March 31, 2007	$3,514	$2,028	$11,532	$100,321	($8,470)	$108,925

See accompanying Notes to unaudited Consolidated Financial Statements.

Century Bancorp, Inc. — Consolidated Statements of Cash Flows (unaudited)

	Three months ended
	March 31,
	(000’s)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,004	$1,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	150
Deferred income taxes	(154)	(184)
Net depreciation and amortization	881	899
Decrease (Increase) in accrued interest receivable	310	(230)
Increase in other assets	(2,043)	(1,518)
Increase in other liabilities	591	1,253

Net cash provided by operating activities	889	1,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	50,992	13,912
Proceeds from maturities of securities held-to-maturity	4,281	5,535
Net decrease (increase) in loans	19,247	(28,405)
Capital expenditures	(732)	(142)

Net cash provided by (used in) investing activities	73,788	(9,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(44,528)	(87,026)
Net (decrease) increase in demand, savings, money market and NOW deposits	(34,375)	37,954
Net proceeds from the exercise of stock options	28	94
Cash dividends	(542)	(542)
Net (decrease) increase in securities sold under agreements to repurchase	(2,120)	4,010
Net decrease in FHLB borrowings and other borrowed funds	(3,623)	(947)

Net cash used in financing activities	(85,160)	(46,457)

Net decrease in cash and cash equivalents	(10,483)	(53,757)
Cash and cash equivalents at beginning of period	159,668	152,679

Cash and cash equivalents at end of period	$149,185	$98,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,378	$10,065
Income taxes	66	86
Change in unrealized losses on securities available-for-sale, net of taxes	$1,554	($839)
Pension Liability Adjustment, net of taxes	63	—
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The 10Q should be read in conjunction with the Company’s Annual Report on form 10K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
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

Notes to Consolidated Financial Statements (unaudited)
Summary of Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the following to be its critical accounting policies: allowance for loan losses and impairment of investment securities. There have been no significant changes since December 31, 2006 in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
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
The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Allowance for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category. Loss factors are based on the Company’s historical loss experience, as well as regulatory guidelines.
Specific allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency or non-accrual status. A specific allowance amount is allocated to an individual loan when such a loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a.) present value of anticipated future cash flows, (b.) the loan’s observable fair market price or (c.) fair value of collateral, if the loan is collateral dependent.
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

Notes to Consolidated Financial Statements (unaudited)
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
          Impaired Investment Securities
If a material decline in fair value below the amortized cost basis of an investment security is judged to be ‘‘other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the write down is included as a charge to earnings. An ‘‘other-than-temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for ‘‘other than temporary” impairment related to a debt security include a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies.
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
During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 121,621 shares of Class A common stock exercisable at March 31, 2007.

Notes to Consolidated Financial Statements (unaudited)
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
In December 2004, the FASB issued a revised Statement No. 123, (revised 2004) (SFAS 123R), “Share-Based Payment.” This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award period which is usually the vesting period. SFAS 123R was effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company accelerated the vesting of certain unvested “out-of-the-money” stock options awarded to Bank employees pursuant to the Option Plans so that they immediately vested as of December 30, 2005. In connection with this acceleration the Board of Directors approved a technical amendment to each of the Option Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. Effective as of January 1, 2006 the Company adopted SFAS 123R for all share based payments.
The Company decided to accelerate the vesting of certain stock options primarily to reduce the non-cash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of SFAS 123R in 2006. There was no earnings impact for 2006 and the first three months of 2007 due to the Company’s adoption of SFAS 123R.
Stock option activity under the plan is as follows:

	March 31, 2007
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	122,737	$27.20
Granted	—	—
Cancelled	—	—
Exercised	(1,116)	24.75

Outstanding at end of period	121,621	$27.22

Exercisable at end of period	121,621	$27.22

Available to be granted at end of period	151,425

On March 31, 2007, the outstanding options to purchase 121,621 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price at $27.22 and a weighted average remaining contractual life of 4 years. The weighted average intrinsic value of options exercised for the three-month period ended March 31, 2007 was $1.83 per share with an aggregate value of $2,042. The average intrinsic value of options exercisable at March 31, 2007 had an aggregate value of $238,293.

Notes to Consolidated Financial Statements (unaudited)
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first three months of 2007.
     Employee Benefits
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
Components of Net Periodic Benefit Cost for the Three Month Period Ending March 31,

	Pension Benefits		Supplemental Insurance/
			Retirement Plan
	2007	2006	2007	2006
	(Dollars in Thousands)
Service Cost	$217	$221	$27	$27
Interest	270	249	189	191
Expected Return on
Plan Assets	(277)	(254)	—	—
Recognized Prior
Service (Cost) Benefit	(29)	(29)	16	16
Recognized Net Actuarial Losses	100	93	20	27

Net Periodic Benefit Cost	$281	$280	$252	$261

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1,560,000 to the Pension Plan in 2007. As of March 31, 2007, $390,000 of the contribution had been made. The Company expects to contribute an additional $1,170,000 by the end of the year.
Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement is initially applied are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. The Company

Notes to Consolidated Financial Statements (unaudited)
recognized $63,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income. SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008.
     Accounting for Uncertainty in Income Taxes
The Company classifies interest resulting from underpayment of income taxes as income tax expense in the first period the interest would begin accruing according to the provisions of the relevant tax law.
The Company classifies penalties resulting from underpayment of income taxes as income tax expense in the period for which the Company claims or expects to claim an uncertain tax position or in the period in which the Company’s judgment changes regarding an uncertain tax position.
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:
Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.
Level III – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.
The Company is currently evaluating the impact SFAS 157 will have upon adoption.
In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and

Notes to Consolidated Financial Statements (unaudited)
financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Early adoption is permitted as of January 1, 2007 if elected by April 30, 2007. The Company has analyzed the early adoption of SFAS 159 and upon review of emerging guidance, the Company will not early adopt the standard. The Company is continuing to analyze the impact of SFAS 159 upon adoption on January 1, 2008.

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

Executive Overview	Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.6 billion as of March 31, 2007. The Company presently operates 22

Management’s Discussion and Analysis of Financial Condition and Results of Operation (cont.)

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

Earnings for the first quarter ended March 31, 2007 were $1,004,000, or $0.18 per share diluted, compared to net income of $1,430,000, or $0.26 per share diluted, for the first quarter of 2006. The earnings were adversely impacted by rising short term interest rates, an inverted yield curve and increased deposit competition. Included in income for 2006 is the previously announced pre-tax gain of $600 thousand from the sale of the Company’s rights to future royalty payments for a portion of its Merchant Credit Card customer base.
      Financial Condition

Loans	On March 31, 2007, total loans outstanding, net of unearned discount, were $717.3 million, a decrease of 2.6% from the total on December 31, 2006. At March 31, 2007, commercial real estate loans accounted for 42.1% and residential real estate loans, including home equity credit lines, accounted for 31.9% of total loans.

Commercial and industrial loans increased to $119.7 million at March 31, 2007 from $117.5 million on December 31, 2006. Construction loans increased to $52.4 million at March 31, 2007 from $49.7 million on December 31, 2006.

The primary reason for the decrease in loans was due in large part to an increase in loan payoffs.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (cont.)
Allowance for Loan Losses
The allowance for loan losses was 1.37% of total loans on March 31, 2007 compared with 1.32% on December 31, 2006. The ratio has remained relatively stable. Net charge-offs for the three-month period ended March 31, 2007 were $215 thousand compared with net charge-offs of $63 thousand for the same period in 2006. Provisions to the allowance have been made due primarily to increases in net charge-offs and increase in nonaccruing loans. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Nonaccruing loans	$625	$135
Nonperforming assets	$625	$135
Loans past due 90 days or more and still accruing	$—	$789
Nonaccruing loans as a percentage of total loans	.09%	.02%
Cash and Cash Equivalents
Cash and cash equivalents decreased mainly as a result of decreases in demand deposits. Demand deposits decreased mainly because of increases in earnings credit rates.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operation (cont.)

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Securities Available-for-Sale (at Fair Market Value)

U.S. Government and U.S. Government Sponsored Enterprises	$184,216	$223,027
Other Bonds and Equity Securities	13,483	13,378
Mortgage-backed Securities	169,217	179,076

Total Securities Available-for-Sale	$366,916	$415,481

Securities Held-to-Maturity (at Amortized Cost)

U.S. Government Sponsored Enterprises	$159,974	$$159,969
Mortgage-backed Securities	101,476	105,743

Total Securities Held-to-Maturity	$261,450	$265,712

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $366.9 million at March 31, 2007, a decrease of 11.7% from December 31, 2006. The portfolio decreased mainly because of a reduction in the size of the balance sheet. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 2.5 years. Included in U.S. Government and U.S. Government Sponsored Enterprises is one U.S. Government security totaling $2 million.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $261.5 million on March 31, 2007, a decrease of 1.6% from the total on December 31, 2006. The portfolio decreased mainly because of a reduction in the size of the balance sheet. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 2.2 years.
Other Assets
Other Assets increased by $1.2 million or 2.9%. Other Assets increased mainly because of an increase in the cash surrender value of life insurance policies.
Deposits and Borrowed Funds
On March 31, 2007, deposits totaled $1.2 billion, representing a 6.2% decrease in total deposits from December 31, 2006. Total deposits decreased primarily as a result of

Management’s Discussion and Analysis of Financial Condition and Results of Operation (cont.)
decreases in time deposits, demand deposits and money market deposits, offset somewhat by increases in savings and NOW deposits. Time deposits, demand deposits and money market deposits decreased mainly because of decreases in municipal deposits. The Company competed less aggressively for these types of deposits. Savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first three months of the year. Borrowed funds totaled $204.2 million compared to $210.0 million at December 31, 2006. Borrowed funds remained relatively stable during the quarter.
Results of Operations
Net Interest Income
For the three-month period ended March 31, 2007, net interest income totaled $9.2 million, a decrease of 1.3% from the comparable period in 2006. The decrease in net interest income for the three-month period is mainly due to the current inverted yield curve environment and increased funding costs that resulted in a decrease of 3 basis points in the net interest margin.
The net yield on average earning assets on a fully taxable equivalent basis decreased to 2.41% for the first three months of 2007 from 2.44% during the same period in 2006. The Company believes that the net interest margin will continue to be challenged in this inverted yield curve environment. This is mainly the result of deposit and borrowing pricing that has the potential to increase at a faster rate than corresponding asset categories.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (cont.)
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2007			March 31, 2006
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid	Balance	Expense(1)	Paid
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$725,872	$12,971	7.24%	$702,327	$11,935	6.88%
Securities available-for-sale Taxable	396,199	3,552	3.59%	537,092	4,604	3.43%
Tax-exempt (1)	—	—	0%	582	5	3.44%
Securities held-to-maturity Taxable	263,714	2,396	3.63%	283,949	2,613	3.68%
Temporary funds	140,590	1,825	5.19%	3,014	30	3.96%
Interest bearing deposits in other banks	229	2	4.20%	51	0	4.74%

Total interest earning assets	$1,526,604	$20,746	5.48%	$1,527,015	$19,187	5.06%
Non interest-earning assets	129,615			121,034
Allowance for loan losses	(9,817)			(9,395)

Total assets	$1,646,402			$1,638,654

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$201,597	$1,089	2.19%	204,563	$856	1.70%
Savings accounts	104,097	503	1.96%	71,935	67	0.38%
Money market accounts	298,125	2,386	3.25%	302,250	1,778	2.39%
Time deposits	390,618	4,610	4.79%	323,222	3,181	3.99%

Total interest-bearing deposits	994,437	8,588	3.50%	901,970	5,882	2.64%
Securities sold under Agreements to repurchase	84,131	773	3.73%	52,256	415	3.22%
Other borrowed funds and Subordinated debentures	156,742	2,183	5.65%	279,024	3,563	5.18%

Total interest-bearing liabilities	1,235,310	11,544	3.79%	1,233,250	9,860	3.24%
Non interest-bearing
Liabilities
Demand deposits	279,897			282,872
Other liabilities	23,228			18,662

Total liabilities	1,538,435			1,534,784
Stockholders’ equity	107,967			103,870

Total liabilities & stockholders equity	$1,646,402			$1,638,654

Net interest income		$9,202			$9,327

Net interest spread (3)			1.69%			1.82%

Net interest margin (4)			2.41%			2.44%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operation (cont.)
The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2007
	Compared with
	Three Months Ended March 31, 2006
	Increase/(Decrease)
	Due to Change in
			Income
			Increase
	Volume	Rate	(Decrease)
	(dollars in thousands)
Interest Income:
Loans	$408	$628	1,036
Securities available-for-sale
Taxable	(1,255)	203	(1,052)
Tax-exempt	(10)	5	(5)
Securities held-to-maturity
Taxable	(184)	(33)	(217)
Temporary funds	1,783	12	1,795
Interest bearing deposits
In other banks	1	1	2

Total interest income	743	816	1,559

Interest expense:
Deposits:
NOW accounts	(13)	246	233
Savings accounts	42	394	436
Money market accounts	(25)	633	608
Time deposits	731	698	1,429

Total interest-bearing deposits	735	1,971	2,706
Securities sold under agreements to repurchase	285	73	358
Other borrowed funds and
Long term debt	(1,679)	299	(1,380)

Total interest expense	(659)	2,343	1,684

Change in net interest income	$1,402	$(1,527)	$(125)

Management’s Discussion and Analysis of Financial Condition and Results of Operation (cont.)
Provision for Loan Losses
For the three-month period ended March 31, 2007, the loan loss provision was $300 thousand compared to a provision of $150 thousand for the same period last year. The provision increased mainly because of an increase in charge-offs and an increase in nonaccruing loans. The Company’s loan loss allowance as a percentage of total loans outstanding has remained relatively stable at 1.37% at March 31, 2007 versus 1.32% at December 31, 2006. The coverage ratio remained stable mainly as a result of relative stability in the loan portfolio.
Non-Interest Income and Expense
Other operating income for the quarter ended March 31, 2007 was $2.8 million versus $3.1 million for the same period last year. The decrease in other operating income was mainly attributable to a pre-tax gain recognized in the first quarter of 2006 of $600 thousand from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base. This was somewhat offset by service charges on deposit accounts that increased by $270 thousand. Service charges on deposit accounts increased mainly because of an increase in the Company’s customer base. Also, lockbox fees increased by $59 thousand and was mainly attributable to an increase in customer volume. Brokerage fees decreased by $24 thousand and was primarily the result of decreased transaction volume.
During the quarter ended March 31, 2007, operating expenses increased by $137 thousand or 1.3% to $10.3 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $223 thousand in other expenses somewhat offset by decreases of $49 thousand in occupancy expense, $35 thousand in salaries and employee benefits and $2 thousand in equipment expense. Other expenses increased mainly as a result of increases in marketing, supplies and consulting costs, offset somewhat by decreases in check processing charges. Salaries and employee benefits decreased mainly as a result a decrease in staffing offset somewhat by an increase in salaries, pension expense and health insurance costs. Occupancy expense decreased mainly because of an increase in rental income. Equipment expense remained relatively stable.
Income Taxes
For the first quarter of 2007, the Company’s income tax expense totaled $445 thousand on pretax income of $1.4 million for an effective tax rate of 30.7%. For last year’s corresponding quarter, the Company’s income tax expense totaled $709 thousand on pretax income of $2.1 million for an effective tax rate of 33.1%. The income tax rate decreased for the current quarter mainly as a result of an increase in non-taxable income compared to last year.

Item 3	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there have been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4	Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2007 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3	Defaults Upon Senior Securities – None

Item 4	Submission of Matters to a Vote of Security Holders – None

Item 5	Other Information – None

Item 6	Exhibits

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

Date: May 7, 2007	Century Bancorp, Inc

/s/ Barry R. Sloane	/s/ Jonathan G. Sloane

Barry R. Sloane	Jonathan G. Sloane
Co-President & Co-Chief Executive Officer	Co-President & Co-Chief Executive Officer

/s/ Paul V. Cusick, Jr.

Paul V. Cusick, Jr.
Vice President
(Principal Accounting Officer)