Form 10-Q
period 2007-06-30
CENTURY BANCORP INC
filed 2007-08-08
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-15752
CENTURY BANCORP, INC.
(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA	02155

(Address of principal executive offices)	(Zip Code)
(781) 391-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2007, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,513,704 Shares
Class B Common Stock, $1.00 par value	2,028,600 Shares

Century Bancorp, Inc.

PART I -
Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$44,366	$60,465
Federal funds sold and interest-bearing deposits in other banks	63,115	99,203

Total cash and cash equivalents	107,481	159,668

Securities available-for-sale, amortized cost $373,390 and $423,707, respectively	367,022	415,481
Securities held-to-maturity, market value $250,008 and $258,420, respectively	256,741	265,712

Loans, net:
Commercial & industrial	126,445	117,497
Construction & land development	55,082	49,709
Commercial real estate	298,243	327,040
Residential real estate	168,317	167,946
Consumer & other	14,065	11,201
Home equity	60,081	63,380

Total loans, net	722,233	736,773
Less: allowance for loan losses	9,314	9,713

Net loans	712,919	727,060

Bank premises and equipment	23,224	22,955
Accrued interest receivable	6,959	7,372
Goodwill	2,714	2,714
Core deposit intangible	1,865	2,059
Other assets	44,035	41,269

Total assets	$1,522,960	$1,644,290

Liabilities

Deposits:
Demand deposits	$269,394	$283,449
Savings and NOW deposits	280,663	274,231
Money market accounts	270,590	301,188
Time deposits	313,407	410,097

Total deposits	1,134,054	1,268,965

Securities sold under agreements to repurchase	85,590	86,960
Other borrowed funds	135,183	123,023
Subordinated debentures	36,083	36,083
Other liabilities	22,400	22,441

Total liabilities	1,413,310	1,537,472

Stockholders’ Equity

Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,513,704 shares and 3,498,738 shares, respectively	3,514	3,499
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,028,600 shares and 2,042,450 shares, respectively	2,028	2,042
Additional paid-in capital	11,532	11,505
Retained earnings	101,400	99,859

	118,474	116,905

Unrealized losses on securities available-for-sale, net of taxes	(3,974)	(5,111)
Additional pension liability, net of taxes	(4,850)	(4,976)

Total accumulated other comprehensive loss, net of taxes	(8,824)	(10,087)

Total stockholders’ equity	109,650	106,818

Total liabilities and stockholders’ equity	$1,522,960	$1,644,290

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$13,132	$12,912	$26,103	$24,847
Securities held-to-maturity	2,350	2,555	4,746	5,168
Securities available-for-sale	3,451	4,215	7,003	8,824
Federal funds sold and interest-bearing deposits in other banks	1,904	51	3,731	81

Total interest income	20,837	19,733	41,583	38,920

Interest expense
Savings and NOW deposits	1,590	1,159	3,182	2,082
Money market accounts	2,436	2,361	4,822	4,139
Time deposits	4,047	3,731	8,657	6,912
Securities sold under agreements to repurchase	771	785	1,544	1,200
Other borrowed funds and subordinated debentures	2,204	2,620	4,387	6,183

Total interest expense	11,048	10,656	22,592	20,516

Net interest income	9,789	9,077	18,991	18,404

Provision for loan losses	300	225	600	375

Net interest income after provision for loan losses	9,489	8,852	18,391	18,029

Other operating income
Service charges on deposit accounts	1,863	1,702	3,649	3,218
Lockbox fees	823	762	1,557	1,437
Brokerage commissions	37	30	61	78
Other income	369	279	674	1,167

Total other operating income	3,092	2,773	5,941	5,900

Operating expenses
Salaries and employee benefits	6,287	6,001	12,500	12,249
Occupancy	918	921	1,914	1,966
Equipment	773	785	1,506	1,520
Other	2,269	2,418	4,629	4,555

Total operating expenses	10,247	10,125	20,549	20,290

Income before income taxes	2,334	1,500	3,783	3,639

Provision for income taxes	711	527	1,156	1,236

Net income	$1,623	$973	$2,627	$2,403

Share data:
Weighted average number of shares outstanding, basic	5,542,304	5,541,088	5,541,768	5,540,807
Weighted average number of shares outstanding, diluted	5,548,105	5,550,784	5,549,651	5,551,746
Net income per share, basic	$0.29	$0.18	$0.47	$0.43
Net income per share, diluted	$0.29	$0.18	$0.47	$0.43
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.24	$0.24
Class B common stock	$0.06	$0.06	$0.12	$0.12
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2007 and 2006

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(In thousands)
Balance at December 31, 2005	$3,453	$2,082	$11,416	$97,338	$(11,088)	$103,201
Net income	—	—	—	2,403	—	2,403
Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $748 in taxes	—	—	—	—	(1,220)	(1,220)

Comprehensive income						1,183

Conversion of Class B common stock to Class A common stock, 24,790 shares	25	(25)	—	—	—	—
Stock options exercised, 5,646 shares	6	—	88	—	—	94
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(836)	—	(836)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(248)	—	(248)

Balance at June 30, 2006	$3,484	$2,057	$11,504	$98,657	$(12,308)	$103,394

Balance at December 31, 2006	$3,499	$2,042	$11,505	$99,859	$(10,087)	$106,818
Net income	—	—	—	2,627	—	2,627
Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $721 in taxes	—	—	—	—	1,137	1,137
Pension liability adjustment, net of $88 in taxes	—	—	—	—	126	126

Comprehensive income						3,890
Conversion of Class B common stock to Class A common stock, 13,850 shares	14	(14)	—	—	—	—
Stock options exercised, 1,116 shares	1	—	27	—	—	28
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(840)	—	(840)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(246)	—	(246)

Balance at June 30, 2007	$3,514	$2,028	$11,532	$101,400	$(8,824)	$109,650

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,627	$2,403
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	375
Deferred income taxes	(357)	(395)
Net depreciation and amortization	1,788	1,829
Decrease in accrued interest receivable	413	200
Increase in other assets	(3,243)	(2,824)
Increase in other liabilities	198	1,010

Net cash provided by operating activities	2,026	2,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	99,889	50,842
Purchase of securities available-for-sale	(49,721)	(348)
Proceeds from maturities of securities held-to-maturity	9,008	11,047
Net decrease (increase) in loans	13,541	(55,650)
Capital expenditures	(1,751)	(175)

Net cash provided by investing activities	70,966	5,716

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(96,690)	(43,175)
Net (decrease) increase in demand, savings, money market and NOW deposits	(38,221)	74,008
Net proceeds from the exercise of stock options	28	94
Cash dividends	(1,086)	(1,084)
Net (decrease) increase in securities sold under agreements to repurchase	(1,370)	89,450
Net increase (decrease) in other borrowed funds	12,160	(190,398)

Net cash used in financing activities	(125,179)	(71,105)

Net decrease in cash and cash equivalents	(52,187)	(62,791)
Cash and cash equivalents at beginning of period	159,668	152,679

Cash and cash equivalents at end of period	$107,481	$89,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,497	$20,492
Income taxes	1,472	1,931
Change in unrealized losses on securities available-for-sale, net of taxes	1,137	(1,220)
Pension liability adjustment, net of taxes	126	—
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three and Six Months Ended June 30, 2007 and 2006
Note 1. Basis of Financial Statement Presentation
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s Quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
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
Whenever necessary prior period amounts were reclassified to conform with the current period presentation.

Note 2. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	June 30, 2007
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	122,737	$27.20
Granted	—	—
Cancelled	(11,484)	24.99
Exercised	(1,116)	24.75

Outstanding at end of period	110,137	$27.45

Exercisable at end of period	110,137	$27.45

Available to be granted at end of period	162,909

On June 30, 2007, the outstanding options to purchase 110,137 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price at $27.45 and a weighted average remaining contractual life of 4.6 years. The weighted average intrinsic value of options exercised for the six-month period ended June 30, 2007 was $1.83 per share with an aggregate value of $2,000. The average intrinsic value of options exercisable at June 30, 2007 had an aggregate value of $96,000.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2007.
Note 3. Employee Benefits
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

Note 3. Employee Benefits (continued)
Components of Net Periodic Benefit Cost for the Three Months Ending June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006
		(In thousands)
Service Cost	$217	$221	$27	$27
Interest	270	249	190	191
Expected Return on Plan Assets	(278)	(254)	—	—
Recognized Prior Service (Cost) Benefit	(29)	(29)	16	16
Recognized Net Actuarial Losses	100	93	20	28

Net Periodic Benefit Cost	$280	$280	$253	$262

Components of Net Periodic Benefit Cost for the Six Months Ending June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006
		(In thousands)
Service Cost	$434	$442	$54	$54
Interest	540	498	379	382
Expected Return on Plan Assets	(555)	(508)	—	—
Recognized Prior Service (Cost) Benefit	(58)	(58)	32	32
Recognized Net Actuarial Losses	200	186	40	55

Net Periodic Benefit Cost	$561	$560	$505	$523

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1,560,000 to the Pension Plan in 2007. As of June 30, 2007, $780,000 of the contribution had been made. The Company expects to contribute an additional $780,000 by the end of the year.
Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement is initially applied are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. The Company recognized $126,000, net of tax during the first six months of 2007, as amortization of amounts previously recognized in accumulated other comprehensive income.

Note 3. Employee Benefits (continued)
SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008.
Note 4. Bank Premises and Equipment
On June 13, 2007, the Company entered into a lease arrangement with Sloane Enterprises, LLC, a company affiliated with the Company’s Chairman, Marshall M. Sloane. The lease is for banking office space and the term will be for a period of fifteen years. The annual base rent amount will be $28,500 with annual increases based on the consumer price index, but not less than 2% per year. The Company is also required to pay 25% of all real estate taxes and operating costs. The lease contains options to extend the lease for three additional five year periods. The lease will be effective the earlier of September 1, 2007 or the date the Company occupies the property. The terms of the lease are based on an independent appraisal of the property and are considered to be market terms.
Note 5. Income Taxes
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
In July 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s results of operation or its financial position.
Note 6. Recent Accounting Developments
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

Note 6. Recent Accounting Developments (continued)
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
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is continuing to analyze the impact of SFAS 159 upon adoption on January 1, 2008.

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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.5 billion as of June 30, 2007. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts. During the quarter ended June 30, 2006, the Company closed its branch on Atlantic Avenue in Boston and transferred its customers to the nearby State Street branch.
The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income and fees from loans, deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes and the relative levels of interest rates and economic activity.

Executive Overview (continued)
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
The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 35% of the 351 cities and towns in Massachusetts.
Earnings for the second quarter ended June 30, 2007 were $1,623,000, or $0.29 per share diluted, compared to net income of $973,000, or $0.18 per share diluted, for the second quarter ended June 30, 2006. Excluded from income for the second quarter of 2006 was approximately $170,000 of Federal Home Loan Bank (FHLB) stock dividend income that was not recorded because the FHLB did not declare a dividend. The dividend was declared during the third quarter of 2006. For the first six months of 2007, net income totaled $2,627,000, or $0.47 per share diluted, compared to net income of $2,403,000, or $0.43 per share diluted, for the same period a year ago. Included in income for 2006 is a pre-tax gain of $600,000 from the sale of the Company’s rights to future royalty payments for a portion of its Merchant Credit Card customer base.
Throughout 2007, the Company has seen improvement in its net interest margin as illustrated in the graph below:

Executive Overview (continued)
The primary factors accounting for the increase in net interest margin are:
•	a continuing decline in the cost of funds as a result of increased pricing discipline related to deposits,

•	an increase in the loan yield due to an increase in prepayment fees, particularly in the second quarter of 2007, and

•	the maturity of lower-yielding investment securities
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
In addition, a great deal of emphasis has been placed on cost control during 2007 as evident by the modest increase of just over 1% in operating expenses for both the quarter and year-to-date periods ended June 30, 2007 as compared to the comparable 2006 periods.
Financial Condition
Loans
On June 30, 2007, total loans outstanding, net of unearned discount, were $722.2 million, a decrease of 2.0% from the total on December 31, 2006. At June 30, 2007, commercial real estate loans accounted for 40.6% and residential real estate loans, including home equity credit lines, accounted for 31.6% of total loans.
Commercial and industrial loans increased to $126.4 million at June 30, 2007 from $117.5 million on December 31, 2006. Construction loans increased to $55.1 million at June 30, 2007 from $49.7 million on December 31, 2006.
The primary reason for the decrease in loans was due in large part to an increase in loan payoffs.
Allowance for Loan Losses
The allowance for loan losses was 1.29% of total loans on June 30, 2007 compared with 1.32% on December 31, 2006. The ratio has remained relatively stable. Net charge-offs for the six months ended June 30, 2007 were $999,000 compared to net charge-offs of $164,000 for the same period in 2006. Increased provision for loan losses in 2007 as compared to 2006 have been made due primarily to an increase in net charge-offs and an increase in nonaccruing loans offset partially by a decrease in the loan portfolio. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccruing loans	$1,454	$135
Nonperforming assets	$1,454	$135
Loans past due 90 days or more and still accruing	$—	$789
Nonaccruing loans as a percentage of total loans	.20%	.02%

Financial Condition (continued)
Cash and Cash Equivalents
Cash and cash equivalents decreased mainly as a result of decreases in time deposits. Time deposits decreased mainly because of a decreased reliance on higher rate time deposits.
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

	June 30, 2007	December 31, 2006
	(In thousands)
Securities Available-for-Sale (at Fair Market Value)

U.S. Government and U.S.Government
Sponsored Enterprises	$192,044	$223,027
Other Bonds and Equity Securities	14,323	13,378
Mortgage-backed Securities	160,655	179,076

Total Securities Available-for-Sale	$367,022	$415,481

Securities Held-to-Maturity (at Amortized Cost)

U.S. Government Sponsored Enterprises	$159,978	$159,969
Mortgage-backed Securities	96,763	105,743

Total Securities Held-to-Maturity	$256,741	$265,712

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $367.0 million at June 30, 2007, a decrease of 11.7% from December 31, 2006. The portfolio decreased mainly because of a reduction in the size of the balance sheet. Purchases of securities available-for-sale totaled $49.7 million for the six months ended June 30, 2007. These purchases were made to take advantage of rising rates. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 2.5 years. Included in U.S. Government and U.S. Government Sponsored Enterprises is one U.S. Government security totaling $2 million.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $256.7 million on June 30, 2007, a decrease of 3.4% from the total on December 31, 2006. The portfolio decreased mainly

Financial Condition (continued)
because of a reduction in the size of the balance sheet. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 2.2 years.
Other Assets
Other assets increased by $2.8 million or 6.7%. Other Assets increased mainly because of an increase in the cash surrender value of life insurance policies.
Deposits and Borrowed Funds
On June 30, 2007, deposits totaled $1.13 billion, representing a 10.6% decrease in total deposits from December 31, 2006. Total deposits decreased primarily as a result of decreases in time deposits, money market deposits and demand deposits, offset somewhat by increases in savings and NOW deposits. Time deposits and money market deposits decreased mainly because of decreases in higher rate deposits. The Company competed less aggressively for these types of deposits. Demand deposits decreased mainly because of a decrease in the amount of customer balances necessary to offset service charges. Savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first six months of the year. Borrowed funds totaled $220.8 million compared to $210.0 million at December 31, 2006. Borrowed funds remained relatively stable during the quarter.
Results of Operations
Net Interest Income
For the three months ended June 30, 2007, net interest income totaled $9.8 million compared to $9.1 million for the same period in 2006, an increase of $712,000 or 7.8%. This increase in net interest income is due to an increase of 26 basis points in the net interest margin, from 2.38% on a fully taxable equivalent basis in 2006 to 2.64% on the same basis for 2007. Included in interest income for the 2007 period is $287,000 of prepayment fees collected on loans as compared to $37,000 for the comparable period in 2006. Excluded from interest income for the second quarter of 2006 was approximately $170,000 of Federal Home Loan Bank (FHLB) stock dividend income that was not recorded because the FHLB did not declare a dividend. The dividend was declared during the third quarter of 2006.
For the six months ended June 30, 2007, net interest income totaled $19.0 million compared to $18.4 million for the same period in 2006, an increase of $587,000 or 3.2%. This increase in net interest income is due to an increase of 12 basis points in the net interest margin, from 2.40% on a fully taxable equivalent basis in 2006 to 2.52% on the same basis for 2007. Included in interest income for the six months ended June 30, 2007 was $418,000 of prepayment fees collected on loans as compared to $85,000 for the comparable 2006 period.
There can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin. Management believes that the relatively flat yield curve environment will continue to present challenges as deposit and borrowing costs may have the potential to increase at a faster rate than corresponding asset categories.

Results of Operations (continued)
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest(1)	Yield/Rate	Balance	Interest(1)	Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$714,082	$13,151	7.38%	$733,169	$12,912	7.06%
Securities available-for-sale
Taxable	365,386	3,451	3.78%	514,307	4,211	3.27%
Tax-exempt	17	—	5.97%	557	7	5.01%
Securities held-to-maturity
Taxable	259,258	2,349	3.62%	278,428	2,554	3.67%
Federal funds sold	144,760	1,903	5.26%	3,988	49	4.90%
Interest bearing deposits in other banks	172	2	4.62%	172	2	4.50%

Total interest earning assets	1,483,675	20,856	5.63%	1,530,621	19,735	5.17%

Non interest-earning assets	128,855			120,216
Allowance for loan losses	(9,770)			(9,510)

Total assets	$1,602,760			$1,641,327

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$208,601	$1,086	2.09%	215,295	$1,013	1.89%
Savings accounts	102,304	504	1.98%	76,993	146	0.76%
Money market accounts	297,753	2,436	3.28%	332,203	2,361	2.85%
Time deposits	344,429	4,047	4.71%	344,728	3,731	4.34%

Total interest-bearing deposits	953,087	8,073	3.40%	969,219	7,251	3.00%
Securities sold under agreements to repurchase	83,073	771	3.72%	78,176	785	4.03%
Other borrowed funds and subordinated debentures	156,884	2,204	5.63%	190,361	2,620	5.52%

Total interest-bearing liabilities	1,193,044	11,048	3.71%	1,237,756	10,656	3.45%

Non interest-bearing liabilities:
Demand deposits	276,860			280,602
Other liabilities	23,449			19,470

Total liabilities	1,493,353			1,537,828
Stockholders’ equity	109,407			103,499

Total liabilities & stockholders equity	$1,602,760			$1,641,327

Less taxable equivalent adjustment		(19)			(2)

Net interest income		$9,789			$9,077

Net interest spread (3)			1.92%			1.72%
Net interest margin (4)			2.64%			2.38%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Results of Operations (continued)
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest(1)	Yield/Rate	Balance	Interest(1)	Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$719,945	$26,136	7.31%	$717,833	$24,847	6.97%
Securities available-for-sale
Taxable	380,707	7,003	3.68%	525,637	8,815	3.35%
Tax-exempt	9	—	5.63%	569	14	4.98%
Securities held-to-maturity
Taxable	261,474	4,746	3.63%	281,173	5,168	3.68%
Federal funds sold	142,695	3,727	5.22%	3,504	79	4.50%
Interest bearing deposits in other banks	191	4	2.30%	112	3	2.27%

Total in terest earning assets	1,505,021	41,616	5.55%	1,528,828	38,926	5.11%

Non interest-earning assets	129,157			120,645
Allowance for loan losses	(9,793)			(9,452)

Total assets	$1,624,385			$1,640,021

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$205,119	$2,175	2.14%	209,958	$1,870	1.80%
Savings accounts	103,195	1,007	1.97%	74,478	212	0.57%
Money market accounts	297,938	4,822	3.26%	317,309	4,139	2.63%
Time deposits	367,396	8,657	4.75%	334,035	6,912	4.17%

Total interest-bearing deposits	973,648	16,661	3.45%	935,780	13,133	2.83%
Securities sold under agreements to repurchase	83,599	1,544	3.72%	65,288	1,200	3.71%
Other borrowed funds and subordinated debentures	156,814	4,387	5.64%	234,448	6,183	5.32%

Total interest-bearing liabilities	1,214,061	22,592	3.75%	1,235,516	20,516	3.35%
Non interest-bearing liabilities
Demand deposits	278,371			281,730
Other liabilities	23,338			19,069

Total liabilities	1,515,770			1,536,315
Stockholders’ equity	108,615			103,706

Total liabilities & stockholders equity	$1,624,385			$1,640,021

Less Taxable Equivalent Adjustments		(33)			(6)

Net interest income		$18,991			$18,404

Net interest spread (3)			1.80%			1.76%
Net interest margin (4)			2.52%			2.40%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Results of Operations (continued)
The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared with			Compared with
	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income:
Loans	(342)	$581	$239	$73	$1,216	$1,289
Securities available-for-sale
Taxable	(1,342)	582	(760)	(2,606)	793	(1,813)
Tax-exempt	(8)	1	(7)	(16)	2	(14)
Securities held-to-maturity
Taxable	(174)	(31)	(205)	(358)	(64)	(422)
Federal funds sold	1,850	4	1,854	3,634	15	3,649
Interest bearing deposits in other banks	—	—	—	1	—	1

Total interest income	(16)	1,137	1,121	728	1,962	2,690

Interest expense:
Deposits:
NOW accounts	(32)	105	73	(44)	349	305
Savings accounts	61	297	358	109	686	795
Money market accounts	(260)	335	75	(265)	948	683
Time deposits	(3)	319	316	730	1,015	1,745

Total interest-bearing deposits	(234)	1,056	822	530	2,998	3,528
Securities sold under agreements to repurchase	47	(61)	(14)	338	6	344
Other borrowed funds and subordinated debentures	(469)	53	(416)	(2,153)	357	(1,796)

Total interest expense	(656)	1,048	392	(1,285)	3,361	2,076

Change in net interest income	$640	$89	$729	$2,013	(1,399)	$614

Provision for Loan Losses
For the three months ended June 30, 2007, the loan loss provision was $300,000 compared to a provision of $225,000 for the same period last year. For the six months ended June 30, 2007, the loan loss provision was $600,000 compared to a provision of $375,000 for the same period last year. The provision increased mainly because of an increase in net charge-offs and an increase in nonaccruing loans partially offset by a decrease in loans. The Company’s loan loss allowance as a percentage of total loans outstanding has remained relatively stable at 1.29% at June 30, 2007 as compared to 1.32% at December 31, 2006. The coverage ratio remained stable mainly as a result of relative stability in the loan portfolio.
Non-Interest Income and Expense
Other operating income for the quarter ended June 30, 2007 was $3.1 million as compared to $2.8 million for the same period last year. The increase in other operating income was mainly attributable to a $161,000 increase in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in the Company’s customer base. Other income increased by $90,000, mainly as a

Results of Operations (continued)
result of an increase in the growth of cash surrender values on insurance policies. Also, lockbox fees increased by $61,000 as a result of an increase in customer volume. Brokerage fees decreased by $7,000 as a result of decreased transaction volume.
Other operating income was $5.9 million for both the six months ended June 30, 2007 and 2006. Other income decreased by $493,000 mainly as a result of a gain recognized in the first quarter of 2006 of $600,000 from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base. This was somewhat offset by service charges on deposit accounts that increased by $431,000. Service charges on deposit accounts increased mainly because of an increase in the Company’s customer base. Also, lockbox fees increased by $120,000 due to an increase in customer volume. Brokerage fees decreased by $17,000 primarily due to decreased transaction volume.
For quarter ended June 30, 2007, operating expenses increased by $122,000 or 1.2% to $10.2 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $286,000 in salaries and benefits somewhat offset by decreases of $149,000 in other expenses, $12,000 in equipment expense and $3,000 in occupancy expense. Salaries and employee benefits increased mainly as a result of an increase in staffing, salaries and health insurance costs. Other expenses decreased mainly as a result of decreases in bank processing charges and uninsured losses, offset somewhat by increases in supplies and consulting expense. Occupancy expense decreased mainly because of an increase in rental income. Equipment expense remained relatively stable.
For the six months ended June 30, 2007, operating expenses increased by $259,000 or 1.3% to $20.5 million, from the same period last year. The increase in operating expenses for the period was mainly attributable to an increase of $251,000 in salaries and employee benefits and $74,000 in other expenses somewhat offset by decreases of $52,000 in occupancy expense and $14,000 in equipment expense. Salaries and employee benefits increased mainly as a result of an increase in staffing, salaries and health insurance costs. Other expenses increased mainly as a result of increases in supplies, marketing and consulting costs, offset somewhat by decreases in check processing charges. Occupancy expense decreased mainly because of an increase in rental income. Equipment expense remained relatively stable.
Income Taxes
For the second quarter of 2007, the Company’s income tax expense totaled $711,000 on pretax income of $2.3 million for an effective tax rate of 30.5%. For last year’s corresponding quarter, the Company’s income tax expense totaled $527,000 on pretax income of $1.5 million for an effective tax rate of 35.1%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in non-taxable income compared to last year. For the first six months of 2007, the Company’s income tax expense totaled $1.2 million on pretax income of $3.8 million for an effective tax rate of 30.6%. For last year’s corresponding period, the Company’s income tax expense totaled $1.2 million on pretax income of $3.6 million for an effective tax rate of 34.0%. The effective income tax rate decreased for the six month period mainly as a result of an increase in non-taxable income compared to last year.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2007 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors — Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3	Defaults Upon Senior Securities — None

21 of 23

Item 4	Submission of Matters to a Vote of Security Holders — None

Item 5	Other Information — On June 13, 2007, the Company entered into a lease arrangement with Sloane Enterprises, LLC, a company affiliated with the Company’s Chairman, Marshall M. Sloane. The lease is for banking office space and the term will be for a period of fifteen years. The annual base rent amount will be $28,500 with annual increases based on the consumer price index, but not less than 2% per year. The Company is also required to pay 25% of all real estate taxes and operating costs. The lease contains options to extend the lease for three additional five year periods. The lease will be effective the earlier of September 1, 2007 or the date the Company occupies the property. The terms of the lease are based on an independent appraisal of the property and are considered to be market terms.

Item 6	Exhibits

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

22 of 23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2007	Century Bancorp, Inc

/s/ Barry R. Sloane		/s/ Jonathan G. Sloane

Barry R. Sloane		Jonathan G. Sloane
Co-President & Co-Chief Executive Officer		Co-President & Co-Chief Executive Officer

/s/ William P. Hornby, CPA

William P. Hornby, CPA
Treasurer
(Principal Accounting Officer)