Form 10-Q
period 2007-09-30
CENTURY BANCORP INC
filed 2007-11-08
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of October 31, 2007, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,515,204 Shares
Class B Common Stock, $1.00 par value	2,028,600 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$41,617	$60,465
Federal funds sold and interest-bearing deposits in other banks	98,119	99,203

Total cash and cash equivalents	139,736	159,668

Securities available-for-sale, amortized cost $357,240 and $423,707, respectively	354,324	415,481
Securities held-to-maturity, market value $238,604 and $258,420, respectively	242,332	265,712

Loans, net:
Commercial & industrial	122,273	117,497
Construction & land development	60,744	49,709
Commercial real estate	305,412	327,040
Residential real estate	172,809	167,946
Home equity	58,455	63,380
Consumer & other	17,299	11,201

Total loans, net	736,992	736,773
Less: allowance for loan losses	9,591	9,713

Net loans	727,401	727,060

Bank premises and equipment	22,478	22,955
Accrued interest receivable	7,686	7,372
Goodwill	2,714	2,714
Core deposit intangible	1,768	2,059
Other assets	44,354	41,269

Total assets	$1,542,793	$1,644,290

Liabilities
Deposits:
Demand deposits	$263,617	$283,449
Savings and NOW deposits	289,019	274,231
Money market accounts	250,538	301,188
Time deposits	306,921	410,097

Total deposits	1,110,095	1,268,965

Securities sold under agreements to repurchase	93,850	86,960
Other borrowed funds	166,126	123,023
Subordinated debentures	36,083	36,083
Other liabilities	22,438	22,441

Total liabilities	1,428,592	1,537,472

Stockholders’ Equity

Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,515,204 shares and 3,498,738 shares, respectively	3,515	3,499
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,028,600 shares and 2,042,450 shares, respectively	2,029	2,042
Additional paid-in capital	11,553	11,505
Retained earnings	103,720	99,859

	120,817	116,905
Unrealized losses on securities available-for-sale, net of taxes	(1,829)	(5,111)
Additional pension liability, net of taxes	(4,787)	(4,976)

Total accumulated other comprehensive loss, net of taxes	(6,616)	(10,087)

Total stockholders’ equity	114,201	106,818

Total liabilities and stockholders’ equity	$1,542,793	$1,644,290

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans	$13,637	$13,290	$39,740	$38,137
Securities held-to-maturity	2,299	2,497	7,045	7,665
Securities available-for-sale	3,555	4,390	10,558	13,214
Federal funds sold and interest-bearing deposits in other banks	1,453	364	5,184	445

Total interest income	20,944	20,541	62,527	59,461

Interest expense
Savings and NOW deposits	1,711	1,344	4,893	3,426
Money market accounts	2,230	2,711	7,052	6,850
Time deposits	3,606	4,157	12,263	11,069
Securities sold under agreements to repurchase	884	795	2,428	1,995
Other borrowed funds and subordinated debentures	2,404	2,163	6,791	8,346

Total interest expense	10,835	11,170	33,427	31,686

Net interest income	10,109	9,371	29,100	27,775

Provision for loan losses	300	225	900	600

Net interest income after provision for loan losses	9,809	9,146	28,200	27,175

Other operating income
Service charges on deposit accounts	1,981	1,747	5,630	4,965
Lockbox fees	705	658	2,262	2,095
Gain on sale of building	1,321	—	1,321	—
Other income	409	324	1,144	1,569

Total other operating income	4,416	2,729	10,357	8,629

Operating expenses
Salaries and employee benefits	6,081	5,843	18,581	18,092
Occupancy	945	1,020	2,859	2,986
Equipment	759	785	2,265	2,305
Other	2,155	2,408	6,784	6,963

Total operating expenses	9,940	10,056	30,489	30,346

Income before income taxes	4,285	1,819	8,068	5,458

Provision for income taxes	1,421	622	2,577	1,858

Net income	$2,864	$1,197	$5,491	$3,600

Share data:
Weighted average number of shares outstanding, basic	5,542,483	5,541,088	5,542,009	5,540,902
Weighted average number of shares outstanding, diluted	5,545,915	5,548,842	5,547,170	5,550,697
Net income per share, basic	$0.52	$0.22	$0.99	$0.65
Net income per share, diluted	$0.52	$0.22	$0.99	$0.65
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.36	$0.36
Class B common stock	$0.06	$0.06	$0.18	$0.18
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2007 and 2006

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(In thousands)
Balance at December 31, 2005	$3,453	$2,082	$11,416	$97,338	$(11,088)	$103,201

Net income	—	—	—	3,600	—	3,600

Other comprehensive income, net of tax:
Unrealized holding gains arising during period
net of $1,465 in taxes	—	—	—	—	2,037	2,037

Comprehensive income						5,637

Conversion of Class B common stock to Class A common stock, 40,000 shares	40	(40)	—	—	—	—

Stock options exercised, 5,646 shares	6	—	88	—	—	94
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,256)	—	(1,256)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(369)	—	(369)

Balance at September 30, 2006	$3,499	$2,042	$11,504	$99,313	$(9,051)	$107,307

Balance at December 31, 2006	$3,499	$2,042	$11,505	$99,859	$(10,087)	$106,818

Net income	—	—	—	5,491	—	5,491

Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $2,028 in taxes	—	—	—	—	3,282	3,282

Pension liability adjustment, net of $132 in taxes	—	—	—	—	189	189

Comprehensive income						8,962

Conversion of Class B common stock to Class A common stock, 13,850 shares	13	(13)	—	—	—	—

Stock options exercised, 2,616 shares	3	—	48	—	—	51

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,261)	—	(1,261)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(369)	—	(369)

Balance at September 30, 2007	$3,515	$2,029	$11,553	$103,720	$(6,616)	$114,201

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,491	$3,600
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of building	(1,321)	—
Provision for loan losses	900	600
Deferred income taxes	(258)	(676)
Net depreciation and amortization	2,668	2,752
Increase in accrued interest receivable	(314)	(141)
Increase in other assets	(4,573)	(4,271)
Increase in other liabilities	354	1,328

Net cash provided by operating activities	2,947	3,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	136,349	76,260
Purchase of securities available-for-sale	(70,106)	(448)
Proceeds from maturities of securities held-to-maturity	23,436	16,348
Proceeds from sale of building	1,500	—
Net increase in loans	(1,694)	(32,075)
Capital expenditures	(1,908)	(430)

Net cash provided by investing activities	87,577	59,655

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(103,176)	(21,185)
Net (decrease) increase in demand, savings, money market and NOW deposits	(55,694)	80,072
Net proceeds from the exercise of stock options	51	94
Cash dividends	(1,630)	(1,625)
Net increase in securities sold under agreements to repurchase	6,890	13,920
Net increase (decrease) in other borrowed funds	43,103	(190,442)

Net cash used in financing activities	(110,456)	(119,166)

Net decrease in cash and cash equivalents	(19,932)	(56,319)
Cash and cash equivalents at beginning of period	159,668	152,679

Cash and cash equivalents at end of period	$139,736	$96,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,568	$31,511
Income taxes	2,157	2,516
Change in unrealized losses on securities available-for-sale, net of taxes	3,282	2,037
Pension liability adjustment, net of taxes	189	—
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three and Nine Months Ended September 30, 2007 and 2006
Note 1. Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries: Century Subsidiary Investments, Inc. (“CSII”); Century Subsidiary Investments, Inc. II (“CSII II”); and Century Subsidiary Investments, Inc. III (“CSII III”). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. The Company also owns 100% of Century Bancorp Capital Trust II (“CBCT II”). CBCT II is an unconsolidated subsidiary of the Company.
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

Note 2. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	September 30, 2007
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	122,737	$27.20
Granted	—	—
Cancelled	(21,884)	26.18
Exercised	(2,616)	19.20

Outstanding at end of period	98,237	$27.64

Exercisable at end of period	98,237	$27.64

Available to be granted at end of period	173,309

On September 30, 2007, the outstanding options to purchase 98,237 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price of $27.64 and a weighted average remaining contractual life of 4.4 years. The weighted average intrinsic value of options exercised for the nine-month period ended September 30, 2007 was $4.90 per share with an aggregate value of $12,800. The average intrinsic value of options exercisable at September 30, 2007 had an aggregate value of $72,000.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2007.

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

Note 3. Employee Benefits (continued)
Components of Net Periodic Benefit Cost for the Three Months Ending September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006
	(In thousands)
Service cost	$217	$221	$27	$27
Interest	270	249	189	191
Expected return on plan assets	(277)	(254)	—	—
Recognized prior service (cost) benefit	(29)	(29)	16	16
Recognized net actuarial losses	99	93	20	28

Net periodic benefit cost	$280	$280	$252	$262

Components of Net Periodic Benefit Cost for the Nine Months Ending September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2007	2006	2007	2006
	(In thousands)
Service cost	$651	$663	$80	$81
Interest	810	747	568	573
Expected return on plan assets	(832)	(762)	—	—
Recognized prior service (cost) benefit	(87)	(87)	48	48
Recognized net actuarial losses	299	279	61	83

Net periodic benefit cost	$841	$840	$757	$785

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1,560,000 to the Pension Plan in 2007. As of September 30, 2007, $1,170,000 of the contribution had been made. The Company expects to contribute an additional $390,000 by the end of the year.
Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement is initially applied are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. The Company recognized $189,000, net of tax during the first nine months of 2007, as amortization of amounts previously recognized in accumulated other comprehensive income.

Note 3. Employee Benefits (continued)
SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008.

Note 4. Bank Premises and Equipment
On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. This property was sold to C&S Capital Properties, LLC, an entity affiliated with Joseph J. Senna, Esq., who is a director of the Company. The Bank financed $1.0 million of this purchase at market terms. This sale resulted in a pre-tax gain of $1.3 million.
The Bank is relocating this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. As previously disclosed in the Company’s June 30, 2007 Form 10-Q, this property will be leased from Sloane Enterprises, LLC, an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. The lease will be for a period of fifteen years. The annual base rent amount will be $28,500 with annual increases based on the consumer price index, but not less than 2% per year. The Company is also required to pay 25% of all real estate taxes and operating costs. The lease contains options to extend the lease for three additional five year periods. The lease was effective on September 1, 2007. The terms of the lease were based on an independent appraisal of the property and are considered to be market terms.
Until such time as 1 Salem Street is opened as a branch, 55 High Street will be leased to the Bank as a tenant-at-will at market terms. It is anticipated that the new branch will be opened during the second or third quarter of 2008. The relocation of the branch is subject to customary regulatory approvals.

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
In July 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operation or its financial position.

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
Level I — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.
Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.
Level III — Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.
The Company is currently evaluating the impact SFAS 157 will have upon adoption.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company continues to analyze the impact of SFAS 159 upon adoption on January 1, 2008.

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

Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.5 billion as of September 30, 2007. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts. During the quarter ended June 30, 2006, the Company closed its branch on Atlantic Avenue in Boston and transferred its customers to the nearby State Street branch. As discussed in Note 4. Banking Premises and Equipment, the Company is currently in the process of relocating its Medford Square branch.
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
Earnings for the third quarter ended September 30, 2007 were $2,864,000, or $0.52 per share diluted, compared to net income of $1,197,000, or $0.22 per share diluted, for the third quarter ended September 30, 2006. Included in income for the third quarter of 2007 is the previously announced $1,321,000 pre-tax gain on the sale of the building which houses the Company’s Medford Square branch. Included in income for the third quarter of 2006 was approximately $354,000 of Federal Home Loan Bank (FHLB) stock dividend income. This dividend was for the second and third quarter of 2006 because the FHLB did not declare a dividend in the second quarter of 2006. For the first nine months of 2007, net income totaled $5,491,000, or $0.99 per share diluted, compared to net income of $3,600,000, or $0.65 per share diluted, for the same period a year ago. Included in income for the nine months ended September 30, 2006 is a pre-tax gain of $600,000 from the sale of the Company’s rights to future royalty payments for a portion of its Merchant Credit Card customer base.
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
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of

Executive Overview (continued)
loans and changes in market interest rates, will continue to positively impact the net interest margin.
In addition, a great deal of emphasis has been placed on cost control during 2007 as demonstrated by the decrease of just over 1% in operating expenses for the quarter ended September 30, 2007 and the increase of 0.5% for the year-to-date period ended September 30, 2007 as compared to the comparable 2006 period.

Financial Condition
Loans
On September 30, 2007, total loans outstanding, net of unearned discount, were $737.0 million, an increase of 0.03% from the total on December 31, 2006. At September 30, 2007, commercial real estate loans accounted for 41.4% and residential real estate loans, including home equity credit lines, accounted for 31.4% of total loans.
Commercial and industrial loans increased to $122.3 million at September 30, 2007 from $117.5 million on December 31, 2006. Construction loans increased to $60.7 million at September 30, 2007 from $49.7 million on December 31, 2006.
The primary reason for the stability in loans was due in large part to an increase in loan payoffs offset by loan originations.
Allowance for Loan Losses
The allowance for loan losses was 1.30% of total loans on September 30, 2007 compared with 1.32% on December 31, 2006. The ratio has remained relatively stable. Net charge-offs for the nine months ended September 30, 2007 were $1,022,000 compared to net charge-offs of $156,000 for the same period in 2006. The increase in charge-offs was mainly attributable to small business loans. Increased provision for loan losses in 2007 as compared to 2006 have been made due primarily to an increase in net charge-offs and an increase in nonaccruing loans.
During 2007, the Company has experienced increased levels of charge-offs and nonaccruing loans. Due to current uncertainties in the economy, this trend may continue if borrowers are negatively impacted by future economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)

Nonaccruing loans	$531	$135
Loans past due 90 days or more and still accruing	$846	$789
Other real estate owned	$453	$—
Nonaccruing loans as a percentage of total loans	.07%	.02%

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

	September 30, 2007	December 31, 2006
	(In thousands)

Securities Available-for-Sale (at Fair Market Value)

U.S. Government and U.S.Government Sponsored Enterprises	$183,555	$223,027
Other Bonds and Equity Securities	14,175	13,378
Mortgage-backed Securities	156,594	179,076

Total Securities Available-for-Sale	$354,324	$415,481

Securities Held-to-Maturity (at Amortized Cost)

U.S. Government Sponsored Enterprises	$149,983	$159,969
Mortgage-backed Securities	92,349	105,743

Total Securities Held-to-Maturity	$242,332	$265,712

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $354.3 million at September 30, 2007, a decrease of 14.7% from December 31, 2006. The portfolio decreased mainly because of a reduction in the size of the balance sheet. Purchases of securities available-for-sale totaled $70.1 million for the nine months ended September 30, 2007. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 1.9 years. Included in U.S. Government and U.S. Government Sponsored Enterprises is one U.S. Government security totaling $2 million.

Financial Condition (continued)
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $242.3 million on September 30, 2007, a decrease of 8.8% from the total on December 31, 2006. The portfolio decreased mainly because of a reduction in the size of the balance sheet. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 1.7 years.
Other Assets
Other assets increased by $3.1 million or 7.5%. Other assets increased mainly because of an increase in the cash surrender value of life insurance policies.
Deposits and Borrowed Funds
On September 30, 2007, deposits totaled $1.11 billion, representing a 12.5% decrease in total deposits from December 31, 2006. Total deposits decreased primarily as a result of decreases in time deposits, money market deposits and demand deposits, offset somewhat by increases in savings and NOW deposits. Time deposits and money market deposits decreased mainly because of decreases in higher rate deposits. The Company competed less aggressively for these types of deposits. Demand deposits decreased mainly because of a decrease in the amount of customer balances necessary to offset service charges. Savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first nine months of the year. Borrowed funds totaled $260.0 million compared to $210.0 million at December 31, 2006. Borrowed funds remained relatively stable during the quarter.

Results of Operations
Net Interest Income
For the three months ended September 30, 2007, net interest income totaled $10.1 million compared to $9.4 million for the same period in 2006, an increase of $738,000 or 7.9%. This increase in net interest income is due to an increase of 29 basis points in the net interest margin, from 2.48% on a fully taxable equivalent basis in 2006 to 2.77% on the same basis for 2007. Included in income for the third quarter of 2006 was approximately $354,000 of FHLB stock dividend income. This dividend was for the second and third quarter of 2006 because the FHLB did not declare a dividend in the second quarter of 2006.
For the nine months ended September 30, 2007, net interest income totaled $29.1 million compared to $27.8 million for the same period in 2006, an increase of $1,325,000 or 4.8%. This increase in net interest income is due to an increase of 18 basis points in the net interest margin, from 2.43% on a fully taxable equivalent basis in 2006 to 2.61% on the same basis for 2007. Included in interest income for the nine months ended September 30, 2007 was $432,000 of prepayment fees collected on loans as compared to $95,000 for the comparable 2006 period.
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

	Three Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest(1)	Yield/Rate	Balance	Interest(1)	Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$733,160	$13,664	7.40%	$733,100	$13,303	7.22%
Securities available-for-sale
Taxable	356,717	3,554	3.99%	483,496	4,388	3.63%
Tax-exempt	91	1	5.68%	284	4	4.99%
Securities held-to-maturity
Taxable	252,905	2,299	3.64%	273,233	2,497	3.66%
Federal funds sold	111,674	1,452	5.20%	27,185	361	5.30%
Interest bearing deposits in other banks	116	1	4.47%	308	3	3.56%

Total interest earning assets	1,454,663	20,971	5.73%	1,517,605	20,556	5.40%

Non interest-earning assets	129,613			125,594
Allowance for loan losses	(9,583)			(9,672)

Total assets	$1,574,693			$1,633,528

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$204,215	$1,089	2.12%	209,416	$1,036	1.96%
Savings accounts	110,306	622	2.24%	88,474	308	1.38%
Money market accounts	269,019	2,230	3.29%	334,657	2,710	3.21%
Time deposits	309,570	3,606	4.62%	358,812	4,158	4.60%

Total interest-bearing deposits	893,110	7,547	3.35%	991,359	8,212	3.29%
Securities sold under agreements to repurchase	95,418	884	3.68%	79,283	795	3.98%
Other borrowed funds and subordinated debentures	172,185	2,404	5.53%	151,618	2,163	5.66%

Total interest-bearing liabilities	1,160,713	10,835	3.70%	1,222,260	11,170	3.63%

Non interest-bearing liabilities:
Demand deposits	278,610			285,761
Other liabilities	23,454			20,168

Total liabilities	1,462,777			1,528,189
Stockholders’ equity	111,916			105,339

Total liabilities & stockholders equity	$1,574,693			$1,633,528

Less taxable equivalent adjustment		(27)			(15)

Net interest income		$10,109			$9,371

Net interest spread (3)			2.03%			1.77%
Net interest margin (4)			2.77%			2.48%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Results of Operations (continued)
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest(1)	Yield/Rate	Balance	Interest(1)	Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$724,398	$39,802	7.35%	$722,978	$38,151	7.06%
Securities available-for-sale
Taxable	372,623	10,557	3.78%	511,436	13,202	3.44%
Tax-exempt	36	1	5.74%	473	17	4.79%
Securities held-to-maturity
Taxable	258,586	7,044	3.63%	278,497	7,665	3.67%
Federal funds sold	132,241	5,178	5.22%	11,484	440	5.11%
Interest bearing deposits in other banks	166	6	4.57%	178	5	3.75%

Total interest earning assets	1,488,050	62,588	5.61%	1,525,046	59,480	5.21%

Non interest-earning assets	129,543			122,442
Allowance for loan losses	(9,723)			(9,527)

Total assets	$1,607,870			$1,637,961

Liabilities and Stockholders’ Equity
Interest bearing deposits:
NOW account	$204,814	$3,265	2.13%	209,775	$2,905	1.85%
Savings accounts	105,592	1,630	2.06%	79,195	521	0.88%
Money market accounts	288,192	7,051	3.27%	323,155	6,849	2.83%
Time deposits	347,909	12,262	4.71%	342,384	11,069	4.32%

Total interest-bearing deposits	946,507	24,208	3.42%	954,509	21,344	2.99%
Securities sold under agreements to repurchase	87,582	2,428	3.71%	70,004	1,995	3.81%
Other borrowed funds and subordinated debentures	161,994	6,791	5.60%	206,535	8,347	5.40%

Total interest-bearing liabilities	1,196,083	33,427	3.74%	1,231,048	31,686	3.44%
Non interest-bearing liabilities
Demand deposits	278,451			283,089
Other liabilities	23,378			19,373

Total liabilities	1,497,912			1,533,510
Stockholders’ equity	109,958			104,451

Total liabilities & stockholders equity	$1,607,870			$1,637,961

Less taxable equivalent adjustment		(61)			(19)

Net interest income		$29,100			$27,775

Net interest spread (3)			1.87%			1.77%
Net interest margin (4)			2.61%			2.43%

(1)	On a fully taxable equivalent basis calculated using a tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Results of Operations (continued)
The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared with			Compared with
	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income:
Loans	$3	$358	$361	$75	$1,576	$1,651
Securities available-for-sale
Taxable	(1,233)	399	(834)	(3,840)	1,195	(2,645)
Tax-exempt	(3)	—	(3)	(16)	—	(16)
Securities held-to-maturity
Taxable	(185)	(13)	(198)	(543)	(78)	(621)
Federal funds sold	1,099	(8)	1,091	4,728	10	4,738
Interest bearing deposits in other banks	(3)	1	(2)	—	1	1

Total interest income	(322)	737	415	404	2,704	3,108

Interest expense:
Deposits:
NOW accounts	(26)	79	53	(70)	430	360
Savings accounts	90	224	314	220	889	1,109
Money market accounts	(543)	63	(480)	(788)	990	202
Time deposits	(576)	24	(552)	181	1,012	1,193

Total interest-bearing deposits	(1,055)	390	(665)	(457)	3,321	2,864
Securities sold under agreements to repurchase	152	(63)	89	487	(54)	433
Other borrowed funds and subordinated debentures	291	(50)	241	(1,854)	298	(1,556)

Total interest expense	(612)	277	(335)	(1,824)	3,565	1,741

Change in net interest income	$290	$460	$750	$2,228	$(861)	$1,367

Provision for Loan Losses
For the three months ended September 30, 2007, the loan loss provision was $300,000 compared to a provision of $225,000 for the same period last year. For the nine months ended September 30, 2007, the loan loss provision was $900,000 compared to a provision of $600,000 for the same period last year. The provision increased mainly because of an increase in net charge-offs and an increase in nonaccruing loans. The Company’s loan loss allowance as a percentage of total loans outstanding has remained relatively stable at 1.30% at September 30, 2007 as compared to 1.32% at December 31, 2006. The coverage ratio remained stable mainly as a result of relative stability in the loan portfolio.
Non-Interest Income and Expense
Other operating income for the quarter ended September 30, 2007 was $4.4 million as compared to $2.7 million for the same period last year. The increase in other operating income was mainly attributable to a $1,321,000 gain on the sale of the building which houses the Company’s Medford Square branch. Also, there was a $234,000 increase in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in fees charged. Other income increased by $85,000, mainly as a result of increases in foreign ATM transaction fees.

Results of Operations (continued)
Also, lockbox fees increased by $47,000 as a result of an increase in customer volume.
Other operating income was $10.4 million for nine month period ended September 30, 2007 compared to $8.6 million for the same period last year. The increase in other operating income was mainly attributable to a $1,321,000 gain on the sale of the building which houses the Company’s Medford Square branch. Other income decreased by $425,000 mainly as a result of a gain recognized in the first quarter of 2006 of $600,000 from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base somewhat offset by an increase of $117,000 in foreign ATM transaction fees. Service charges on deposit accounts increased by $665,000 mainly because of an increase in the Company’s customer base. Also, lockbox fees increased by $167,000 due to an increase in customer volume.
For quarter ended September 30, 2007, operating expenses decreased by $116,000 or 1.2% to $9.9 million, from the same period last year. The decrease in operating expenses for the quarter was mainly attributable to a decrease of $253,000 in other expenses, $75,000 in occupancy expenses and $26,000 in equipment somewhat offset by an increase in salaries and employee benefits. Salaries and employee benefits increased mainly as a result of an increase in staffing, salaries and health insurance costs. Other expenses decreased mainly as a result of decreases in bank processing charges and supplies, offset somewhat by increases in software maintenance expense. Occupancy expense decreased mainly because of an increase in rental income. Equipment expense remained relatively stable.
For the nine months ended September 30, 2007, operating expenses increased by $143,000 or 0.5% to $30.5 million, from the same period last year. The increase in operating expenses for the period was mainly attributable to an increase of $489,000 in salaries and employee benefits somewhat offset by decreases of $179,000 in other expenses, $127,000 in occupancy expense and $40,000 in equipment expense. Salaries and employee benefits increased mainly as a result of an increase in staffing, salaries and health insurance costs. Other expenses decreased mainly as a result of a decrease in bank processing charges and legal expense offset somewhat by increases in miscellaneous expenses and software maintenance expense. Occupancy expense decreased mainly because of an increase in rental income. Equipment expense remained relatively stable.
Income Taxes
For the third quarter of 2007, the Company’s income tax expense totaled $1.4 million on pretax income of $4.3 million for an effective tax rate of 33.2%. For last year’s corresponding quarter, the Company’s income tax expense totaled $622,000 on pretax income of $1.8 million for an effective tax rate of 34.2%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in non-taxable income compared to the third quarter of the prior year. For the first nine months of 2007, the Company’s income tax expense totaled $2.6 million on pretax income of $8.1 million for an effective tax rate of 31.9%. For last year’s corresponding period, the Company’s income tax expense totaled $1.9 million on pretax income of $5.5 million for an effective tax rate of 34.0%. The effective income tax rate decreased for the nine month period mainly as a result of an increase in non-taxable income compared to last year.

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

Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2007 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3
Defaults Upon Senior Securities — None

Item 4
Submission of Matters to a Vote of Security Holders — None

Item 5
Other Information — On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. This property was sold to C&S Capital Properties, LLC, an entity affiliated with Joseph J. Senna, Esq., who is a director of the Company. The Bank financed $1.0 million of this purchase at market terms. This sale resulted in a pre-tax gain of $1.3 million.
The Bank is relocating this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. As previously disclosed in the Company’s June 30, 2007 Form 10-Q, this property will be leased from Sloane Enterprises, LLC, an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. The lease will be for a period of fifteen years. The annual base rent amount will be $28,500 with annual increases based on the consumer price index, but not less than 2% per year. The Company is also required to pay 25% of all real estate taxes and operating costs. The lease contains options to extend the lease for three additional five year periods. The lease was effective on September 1, 2007. The terms of the lease were based on an independent appraisal of the property and are considered to be market terms.
Until such time as 1 Salem Street is opened as a branch, 55 High Street will be leased to the Bank as a tenant-at-will at market terms. It is anticipated that the new branch will be opened during the second or third quarter of 2008. The relocation of the branch is subject to customary regulatory approvals.

Item 6
Exhibits
3.1 Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2 Bylaws of Century Bancorp, Inc. as amended on October 9, 2007.
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

Date: November 8, 2007	Century Bancorp, Inc

/s/ Barry R. Sloane	/s/ Jonathan G. Sloane
Barry R. Sloane	Jonathan G. Sloane
Co-President & Co-Chief Executive Officer	Co-President & Co-Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Treasurer
(Principal Accounting Officer)