Form 10-K
period 2007-12-31
CENTURY BANCORP INC
filed 2008-03-12
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-15752
CENTURY BANCORP, INC.
(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

400 MYSTIC AVENUE, MEDFORD, MA	02155
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:
(781) 391-4000
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $1.00 par value	Nasdaq Global Market
(Title of class)	(Name of Exchange)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2007 was $79,860,049.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2008:

Class A Common Stock, $1.00 par value 3,516,704 Shares
Class B Common Stock, $1.00 par value 2,027,100 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2007 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company, formed in 1969. The Company had total assets of approximately $1.7 billion on December 31, 2007. The Company presently operates 21 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, consumer loans, and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank supported by Linsco/Private Ledger Corp., a full service securities brokerage business.

The Company is also a provider of financial services, including cash management, transaction processing and short term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 39% of the 351 cities and towns in Massachusetts.

During the fourth quarter of 2007, the Company sold the assets associated with the Sherman Union branch located on Commonwealth Avenue in Boston, Massachusetts as well as Automated Teller Machines (ATM) located at or near Boston University. The buyer assumed the leases for the branch and ATMs. The deposits associated with the Sherman Union branch were transferred to Century’s Hotel Commonwealth branch located at 512 Commonwealth Avenue in Boston, Massachusetts. This resulted in a gain of $115,000.

During 2007, the Company entered into a lease agreement to open a branch located on Riverside Avenue in Medford, Massachusetts. The branch is scheduled to open during the second quarter of 2008.

On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. The Bank is relocating this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This resulted in a gain of $1,321,000.

On February 7, 2006 the Company announced that it had renewed its contract with NOVA Information Systems, a wholly owned subsidiary of U.S. Bancorp, and had also sold its rights to future royalty payments for a portion of its Merchant Credit Card customer base for $600,000, which the Bank has included as other income.

Availability of Company Filings

Under the Securities Exchange Act of 1934, Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files with the SEC its periodic and current reports, as well as other filings it makes with the SEC from time to time. The SEC maintains an Internet site that contains reports and other information regarding issuers, including the Company, that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and additional shareholder information are available free of charge on the Company’s website: www.century-bank.com.

Employees

As of December 31, 2007, the Company had 278 full-time and 95 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of implementing rules and the Financial Industry Regulatory Authority(FINRA) has adopted corporate governance rules that have been approved by the SEC and are applicable to the Company. The changes are intended to allow stockholders to monitor more effectively the performance of companies and management. As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s Co-Chief Executive Officers and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting; that they have made certain disclosures to the Company’s auditors and the Board of Directors about the Company’s disclosure controls and procedures and internal control over financial reporting, and that they have included information in the Company’s quarterly and annual reports about their evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting, and whether there have been significant changes in the Company’s internal disclosure controls and procedures or in other factors that could significantly affect such controls and procedures subsequent to the evaluation and whether there have been any significant changes in the Company’s internal control over financial reporting that have materially affected or reasonably likely to materially affect the Company’s internal control over financial reporting, and compliance with certain other disclosure objectives. Section 906 of the Sarbanes-Oxley Act requires an additional certification that each periodic report containing financial statements fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information in the report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

Deposit Insurance Premiums

Effective January 1, 2007, the FDIC approved new deposit insurance assessment rates that were determined based upon a contribution of financial ratios and supervisory factors. There are four established risk categories under the new assessment rules. The Bank’s Risk Category I assessment rate is 5.4 basis points of the deposit assessment base, as defined by the FDIC. The Federal Deposit Insurance Reform Act of 2005 allows eligible insured depository institutions to share in a one-time assessment credit pool of approximately $4.7 billion, effectively reducing the amount these institutions will be required to submit as an overall assessment. The Bank’s one-time assessment credit was $848,301. At December 31, 2007, the credit balance was $365,161.

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

(iv) at December 31, 2007, approximately 57.5% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2007, approximately 31.0% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’ profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 20 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2008 to 2026. The Company believes that its banking offices are in good condition.

During 2007, the Company entered into a lease agreement to open a branch located on Riverside Avenue in Medford, Massachusetts. The branch is scheduled to open during the second quarter of 2008.

On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. The Bank is relocating this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This resulted in a gain of $1,321,000.

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

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2006 is shown on page 9. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market. The Company did not repurchase any stock during 2007.

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

(b) Approximate number of equity security holders as of December 31, 2007:

Approximate Number
Title of Class	of Record Holders

Class A Common Stock	1,300
Class B Common Stock	100

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
2007
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

(d) The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2007:

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares		Equity Compensation
	to be Issued	Weighted-Average	Plans (Excluding
	Upon Exercise of	Exercise Price of	Shares Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	97,487	$27.66	176,759
Equity compensation plans not approved by security holders	—	—	—

Total	97,487	$27.66	176,759

(e) The performance graph information required herein is shown on page 10.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 9 and 10.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 11 through 29.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on pages 26 and 27.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 30 through 60.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officers and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no significant changes in its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting. Management’s report on internal control over financial reporting is shown on page 63. The audit report of the registered public accounting firm is shown on page 62.

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2007	2006	2005	2004	2003
	(Dollars in thousands, except share data)

FOR THE YEAR
Interest income	$83,008	$80,707	$72,811	$65,033	$69,298
Interest expense	43,805	43,944	32,820	23,646	23,942

Net interest income	39,203	36,763	39,991	41,387	45,356
Provision for loan losses	1,500	825	600	300	450

Net interest income after provision for loan losses	37,703	35,938	39,391	41,087	44,906
Other operating income	13,948	11,365	10,973	10,431	10,009
Operating expenses	40,255	40,196	40,318	37,663	34,272

Income before income taxes	11,396	7,107	10,046	13,855	20,643
Provision for income taxes	3,532	2,419	3,166	4,974	8,963

Net income	$7,864	$4,688	$6,880	$8,881	$11,680

Average shares outstanding, basic	5,542,461	5,540,966	5,535,202	5,526,202	5,519,800
Average shares outstanding, diluted	5,546,707	5,550,722	5,553,009	5,553,197	5,548,615
Shares outstanding at year-end	5,543,804	5,541,188	5,535,422	5,534,088	5,524,438
Earnings per share:
Basic	$1.42	$0.85	$1.24	$1.61	$2.12
Diluted	$1.42	$0.84	$1.24	$1.60	$2.11
Dividend payout ratio	27.6%	46.2%	31.3%	24.2%	17.2%
AT YEAR-END
Assets	$1,680,281	$1,644,290	$1,728,769	$1,833,701	$1,688,911
Loans	726,251	736,773	689,645	580,003	512,314
Deposits	1,130,061	1,268,965	1,217,040	1,394,010	1,338,853
Stockholders’ equity	118,806	106,818	103,201	104,773	103,728
Book value per share	$21.43	$19.28	$18.64	$18.93	$18.78
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.49%	0.28%	0.41%	0.55%	0.74%
Return on average stockholders’ equity	7.05%	4.45%	6.57%	8.61%	11.57%
Net interest margin, taxable equivalent	2.65%	2.40%	2.58%	2.75%	3.08%
Net charge-offs as a percent of average loans	0.22%	0.06%	0.04%	0.01%	0.04%
Average stockholders’ equity to average assets	6.97%	6.39%	6.31%	6.38%	6.40%
Efficiency ratio	77.5%	83.5%	79.1%	72.7%	61.9%

	2007, Quarter Ended
Per Share Data	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$25.49	$22.67	$26.55	$28.25
Low	19.80	19.26	21.17	26.00
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

	2006, Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$29.48	$27.24	$29.10	$30.00
Low	25.77	24.05	24.01	27.29
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Common Stock from December 31, 2002 to December 31, 2007 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock index. The lines in the table below represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year
Cumulative Total Return*

Value of $100 Invested on December 31,
2002 at:	2003	2004	2005	2006	2007
Century Bancorp, Inc.	$135.64	$114.56	$115.51	$109.69	$82.78
NASDAQ Banks	128.64	147.22	143.82	161.41	127.92
NASDAQ U.S.	149.52	162.72	166.18	182.57	197.98

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2002 and that all dividends were reinvested.

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

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of $1.7 billion at December 31, 2007. The Company presently operates 21 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, and consumer loans, and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank supported by Linsco/Private Ledger Corp., a full service securities brokerage business.

The Company is also a provider of financial services including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 39% of the 351 cities and towns in Massachusetts.

The Company had net income of $7,864,000 for the year ended December 31, 2007, compared with net income of $4,688,000 for the year ended December 31, 2006 and net income of $6,880,000 for the year ended December 31, 2005. Basic earnings per share were $1.42 in 2007, compared to $0.85 in 2006 and $1.24 in 2005. Diluted earnings per share were $1.42 in 2007, compared to $0.84 in 2006 and $1.24 in 2005. Included in income for 2007 is $1,321,000 pre-tax gain on the sale of the building that houses the Company’s Medford Square branch. Included in income for 2006 is a pre-tax gain of $600,000 from the sale of the Company’s rights to future royalty payments for a portion of its Merchant Credit Card customer base.

Throughout 2007, the Company has seen improvement in its net interest margin as illustrated in the graph below:

Net Interest Margin

The primary factors accounting for the increase in net interest margin are:

•	A continuing decline in the cost of funds as a result of increased pricing discipline related to deposits,

•	An increase in the loan yield due to an increase in prepayment fees, particularly in the second quarter of 2007, and

•	The maturity of lower-yielding investment securities.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as prepayments of loans and changes in market interest rates, will continue to positively impact the net interest margin.

In addition, a great deal of emphasis has been placed on cost control during 2007 as demonstrated by the increase of 0.1% in operating expenses for the year ended December 31, 2007.

Historical U.S. Treasury Yield Curve

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates, but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. During 2005 and 2006, the U.S. economy experienced a flattening and subsequent inversion of the yield curve, which means that the spread between the long-term and short-term yields has decreased or inverted. During 2007, rates have fallen and the yield curve has steepened somewhat. This has positively impacted the net interest margin. During 2006 the Company’s earnings were negatively impacted primarily by a decrease in net interest income. This decrease was primarily due to the inverted yield curve during 2006 as well as increased funding costs.

Total assets were $1,680,281,000 at December 31, 2007, an increase of 2.2% from total assets of $1,644,290,000 on December 31, 2006.

On December 31, 2007, stockholders’ equity totaled $118,806,000, compared with $106,818,000 on December 31, 2006. Book value per share increased to $21.43 at December 31, 2007 from $19.28 on December 31, 2006.

During the fourth quarter of 2007, the Company sold the assets associated with the Sherman Union branch located on Commonwealth Avenue in Boston, Massachusetts as well as Automated Teller Machines (ATMs) located at or near Boston University. The buyer assumed the leases for the branch and ATMs. The deposits associated with the Sherman Union branch were transferred to Century’s Hotel Commonwealth branch located at 512 Commonwealth Avenue in Boston, Massachusetts. This resulted in a gain of $115,000.

During 2007, the Company entered into a lease agreement to open a branch located on Riverside Avenue in Medford, Massachusetts. The branch is scheduled to open during the second quarter of 2008.

On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. The Bank is relocating this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This sale resulted in a gain of $1,321,000.

On February 7, 2006, the Company announced that it had renewed its contract with NOVA Information Systems, a wholly owned subsidiary of U.S. Bancorp, and had also sold its rights to future royalty payments for a portion of its Merchant Credit Card customer base for $600,000, which the Bank has included as other income.

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

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances for identified problem loans.

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

The formula allowance and specific allowances also include management’s evaluation of various conditions, including business and economic conditions, delinquency trends, charge-off experience and other quality factors.

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

Impaired Investment Securities

If a decline in fair value below the amortized cost basis of an investment security is judged to be “other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the write-down is included as a charge to earnings. An “other-than-temporary” impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for “other-than-temporary” impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinder its ability to make future scheduled interest and principal payments on a timely basis or whether there was downgrade in ratings by rating agencies.

The Company has the ability and intent to hold all securities with an unrealized loss until recovery of fair value, which may be maturity.

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

These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2007 totaled $403,635,000 and include gross unrealized gains of $1,728,000 and gross unrealized losses of $2,077,000. A year earlier, securities available-for-sale were $415,481,000 including gross unrealized gains of $221,000 and unrealized losses of $8,447,000. In 2007, the Company recognized gross gains of $153,000 on the sale of one stock. In 2006, the Company recognized no net gains or losses on the sale of available-for-sale securities.

Securities which management intends to hold until maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2007 are carried at their amortized cost of $183,710,000 and exclude gross unrealized gains of $131,000 and gross unrealized losses of $2,137,000. A year earlier, securities held-to-maturity totaled $265,712,000 excluding gross unrealized gains of $76,000 and gross unrealized losses of $7,368,000.

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2007		2006		2005
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury	$2,036	0.5%	$1,991	0.5%	$1,979	0.4%
U.S. Government Sponsored Enterprises	218,729	54.2%	221,037	53.2%	292,153	54.7%
Mortgage-backed securities	162,162	40.2%	179,076	43.1%	218,552	41.0%
Obligations of states and political subdivisions	1,678	0.4%	—	0%	807	0.2%
FHLB Stock	15,531	3.8%	9,823	2.4%	16,312	3.1%
Other	3,499	0.9%	3,554	0.8%	3,179	0.6%

Total	$403,635	100.0%	$415,481	100.0%	$532,982	100.0%

Included in mortgage-backed securities are U.S. Government Sponsored Enterprises totaling $148,856,000, $148,134,000 and $180,690,000 for 2007, 2006 and 2005, respectively.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2007		2006		2005
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$94,987	51.7%	$159,969	60.2%	$159,952	55.8%
Mortgage-backed securities	88,723	48.3%	105,743	39.8%	126,626	44.2%

Total	$183,710	100.0%	$265,712	100.0%	$286,578	100.0%

For all years presented all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2007. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield
	(Dollars in thousands)

U.S. Treasury	$2,036	0.5%	4.60%	$—	0.0%	—	$—	0.0%	—
U.S. Government Sponsored Enterprises	84,581	21.0%	3.20%	98,862	24.5%	4.87%	35,286	8.7%	5.00%
Mortgage-backed securities	7,017	1.7%	3.51%	148,100	36.7%	4.46%	7,045	1.8%	4.95%
Obligations of state and political subdivisions and other	2,424	0.6%	4.00%	—	0.0%	—	—	0.0%	—

Total	$96,058	23.8%	3.27%	$246,962	61.2%	4.62%	$42,331	10.5%	4.99%

			Weighted			Weighted
	Non-	% of	Average		% of	Average
	Maturing	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury	$—	0.0%	—	$2,036	0.5%	4.60%
U.S. Government Sponsored Enterprises	—	0.0%	—	218,729	54.2%	4.24%
Mortgage-backed securities	—	0.0%	—	162,162	40.2%	4.44%
Obligations of state and political subdivisions and other	18,284	4.5%	6.10%	20,708	5.1%	5.85%

Total	$18,284	4.5%	6.10%	$403,635	100.0%	4.40%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted			Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Government
Sponsored Enterprises	$69,988	38.1%	3.31%	$24,999	13.6%	3.92%	$—	0.0%	—	$94,987	51.7%	3.47%
Mortgage-backed securities	1	0.0%	5.29%	88,558	48.2%	4.17%	164	0.1%	4.78%	88,723	48.3%	4.17%

Total	$69,989	38.1%	3.31%	$113,557	61.8%	4.11%	$164	0.1%	4.78%	$183,710	100.0%	3.81%

At December 31, 2007 and 2006, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In addition, there were no sales of state, county or municipal securities in 2007 or 2006. One equity security was sold during 2007 with gross proceeds of $336,000 resulting in a gain of $153,000.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
December 31,	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Construction and land development	$62,412	8.6%	$49,709	6.7%	$58,846	8.5%	$51,918	9.0%	$34,121	6.7%
Commercial and industrial	117,332	16.2%	117,497	16.0%	94,139	13.7%	71,962	12.4%	39,742	7.8%
Commercial real estate	299,920	41.3%	327,040	44.5%	302,279	43.8%	258,524	44.6%	293,781	57.3%
Residential real estate	168,204	23.2%	167,946	22.8%	146,355	21.2%	118,223	20.4%	86,780	16.9%
Consumer	20,149	2.8%	9,881	1.3%	9,977	1.5%	8,607	1.5%	8,025	1.6%
Home Equity	56,795	7.7%	63,380	8.5%	76,710	11.1%	69,957	12.0%	49,382	9.6%
Overdrafts	1,439	0.2%	1,320	0.2%	1,339	0.2%	812	0.1%	483	0.1%

Total	$726,251	100.0%	$736,773	100.0%	$689,645	100.0%	$580,003	100.0%	$512,314	100.0%

At December 31, 2007, 2006, 2005, 2004 and 2003 loans were carried net of discounts of $3,000, $3,000, $4,000, $20,000 and $138,000, respectively. Net deferred loan fees of $38,000, $183,000, $482,000, $485,000 and $389,000 were carried in 2007, 2006, 2005, 2004 and 2003, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2007. The table excludes loans secured by 1-4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2007

	One Year	One to Five	Over
	or Less	Years	Five Years	Total
	(Dollars in thousands)

Construction and land development	$41,025	$14,865	$6,522	$62,412
Commercial and industrial	67,572	40,194	9,566	117,332
Commercial real estate	30,473	118,108	151,339	299,920

Total	$139,070	$173,167	$167,427	$479,664

The following table indicates the rate variability of the above loans due after one year.

	One to Five	Over
December 31, 2007	Years	Five Years	Total
	(Dollars in thousands)

Predetermined interest rates	$94,598	$30,294	$124,892
Floating or adjustable interest rates	78,569	137,133	215,702

Total	$173,167	$167,427	$340,594

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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long-term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to re-write or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized non-residential type owner-occupied properties. This complements our C&I emphasis placed on the operating business entities and will continue. The regional economic environment affects the risk of both non-residential and residential mortgages.

Residential real estate (1-4 family) includes two categories of loans. Included in residential real estate are approximately $9,503,000 of C&I type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

The other category of residential real estate loans are mostly 1-4 family residential properties located in the Bank’s market area. General underwriting criteria are largely the same as those used by Federal National Mortgage Association (Fannie Mae) but normally only one or three year adjustable interest rates are used. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a “First Time Homebuyer” product to encourage new home ownership. Residential real estate loan volume has increased and remains a core consumer product. The economic environment impacts the risks associated with this category.

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

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction, and other relevant data. As of December 31, 2007, the Company was obligated to advance a total of $27,294,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2007	2006	2005	2004	2003
		(Dollars in thousands)

Total nonperforming loans/loans on non-accrual	$1,312	$135	$949	$628	$1,175
Other real estate owned	452	—	—	—	—

Total nonperforming assets	$1,764	$135	$949	$628	$1,175

Restructured loans	$—	$—	$—	$—	$—
Loans past due 90 and still accruing	122	789	—	160	—
Nonperforming loans as a percent of gross loans	0.18%	0.02%	0.14%	0.11%	0.23%

Nonperforming assets as a percent of total assets	0.10%	0.01%	0.05%	0.03%	0.07%

The composition of impaired loans at December 31, is as follows:

	2007	2006	2005	2004	2003

Residential real estate, multi-family	$—	$—	$—	$512	$541
Construction and land development	—	—	675	—	—
Commercial and industrial	196	16	211	452	1,077

Total impaired loans	$196	$16	$886	$964	$1,618

At December 31, 2007, impaired loans of $75,000 had specific reserves of $75,000. There were no impaired loans with specific reserves from December 31, 2003 through December 31, 2006.

The Company was servicing mortgage loans sold to others without recourse of approximately $559,000, $798,000, $1,078,000, $1,538,000 and $2,397,000 at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Additionally, the Company services mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $65,000, $72,000, $80,000, $86,000 and $183,000 at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

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

Non-accrual loans increased from 2006 to 2007 primarily as a result of three consumer mortgages totaling $938,000. The relatively low level of nonperforming assets of $135,000 in 2006 and $949,000 in 2005 resulted from fewer additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans.

In addition to the above, the Company continues to monitor closely $14,117,000 and $20,779,000 at December 31, 2007 and 2006, respectively, of potential problem loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2007, although such values can fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2007	2006	2005	2004	2003
	(Dollars in thousands)

Year-end loans outstanding (net of unearned discount and deferred loan fees)	$726,251	$736,773	$689,645	$580,003	$512,314

Average loans outstanding (net of unearned discount and deferred loan fees)	$725,903	$723,825	$641,103	$546,147	$500,723

Balance of allowance for loan losses at the beginning of year	$9,713	$9,340	$9,001	$8,769	$8,506

Loans charged-off:
Commercial	1,828	386	366	1	240
Residential real estate	—	—	—	194	—
Consumer	311	322	324	113	125

Total loans charged-off	2,139	708	690	308	365

Recovery of loans previously charged-off:
Commercial	268	96	75	117	127
Real estate	149	49	235	103	29
Consumer	142	112	119	20	22

Total recoveries of loans previously charged-off:	559	256	429	240	178

Net loan charge-offs	1,580	452	261	68	187
Additions to allowance charged to operating expense	1,500	825	600	300	450

Balance at end of year	$9,633	$9,713	$9,340	$9,001	$8,769

Ratio of net charge-offs during the year to average loans outstanding	0.22%	0.06%	0.04%	0.01%	0.04%

Ratio of allowance for loan losses to loans outstanding	1.33%	1.32%	1.35%	1.55%	1.71%

These provisions are the result of management’s evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs increased during 2007 due to an increase in commercial loan charge-offs.

The allowance for loan losses is an estimate of the amount needed for an adequate reserve to absorb losses in the existing loan portfolio. This amount is determined by an evaluation of the loan portfolio including input from an independent organization engaged to review selected larger loans, a review of loan experience and current economic conditions. Although the allowance is allocated between categories the entire allowance is available to absorb losses attributable to all loan categories. At December 31, of each year listed below, the allowance was comprised of the following:

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Construction and land development	$592	8.6%	$849	6.8%	$1,014	8.5%	$806	9.0%	$563	6.7%
Commercial and industrial	4,714	16.2	1,916	15.9	1,575	13.7	1,232	12.4	895	7.8
Commercial real estate	2,457	39.0	4,460	43.9	4,131	43.8	3,626	44.6	4,182	57.3
Residential real estate	647	23.2	512	22.8	778	21.2	628	20.4	551	16.9
Consumer and other	1,006	5.0	220	2.0	173	1.7	144	1.6	130	1.7
Home equity	217	8.0	176	8.6	600	11.1	546	12.0	385	9.6
Unallocated	—		1,580		1,069		2,019		2,063

Total	$9,633	100.0%	$9,713	100.0%	$9,340	100.0%	$9,001	100.0%	$8,769	100.0%

The shift in the allocations of the allowance for loan losses in 2007 is the result of the implementation of guidance issued by the FDIC. The current allocation is based on historical charge-off rates with additional allocations based on risk factors for each category and general economic factors. In prior years, the allowance related to general economic factors was included solely in the unallocated category.

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$278,402	23.1%	$284,295	22.6%	$283,876	23.1%
Savings and Interest Checking	314,961	26.1%	290,172	23.0%	313,146	25.5%
Money Market	277,482	23.0%	327,203	26.0%	366,623	29.8%
Time Certificates of Deposit	335,972	27.8%	359,045	28.4%	265,310	21.6%

Total	$1,206,817	100.0%	$1,260,715	100.0%	$1,228,955	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

2007
(Dollars in thousands)

Three months or less	$74,153
Three months through six months	59,677
Six months through twelve months	19,602
Over twelve months	19,160

$172,592

Borrowings

The Bank’s borrowings consisted primarily of FHLB borrowings collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowing from the FHLB totaled $289,250,000, an increase of $167,500,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLB at December 31, 2007 was approximately $31,452,000. In addition, the Bank has a $14,500,000 line of credit with the FHLB. See note 10 “Other Borrowed Funds and Subordinated Debentures” for a schedule, their interest rates and other information.

Subordinated Debentures

In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary, Century Bancorp Capital Trust.

Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities, January 10, 2005.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary, Century Bancorp Capital Trust II.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $85,990,000, a decrease of $970,000 from the prior year. See note 9 “Securities Sold Under Agreements to Repurchase” for a schedule, including their interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income increased 6.6% in 2007 to $39,203,000, compared with $36,763,000 in 2006. The increase in net interest income for 2007 was mainly due to a 10.4% or a twenty-five basis point increase in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis increased to 2.65% in 2007 from 2.40% in 2006, which had decreased from 2.58% in 2005.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

		2007			2006			2005
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
Year Ended December 31,	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans(2)	$725,903	$52,902	7.29%	$723,825	$51,466	7.11%	$641,103	$41,274	6.44%
Securities available-for-sale:(3)
Taxable	372,878	14,466	3.88	497,113	17,182	3.46	580,129	19,518	3.36
Tax-exempt	330	17	5.21	354	18	5.02	878	32	3.85
Securities held-to-maturity:
Taxable	248,338	9,065	3.65	275,897	10,112	3.67	311,738	11,635	3.73
Federal funds sold	131,737	6,661	5.06	37,511	1,955	5.21	15,847	362	2.28
Interest-bearing deposits in other banks	163	7	4.29	217	9	4.15	50	—	0.64

Total interest-earning assets	1,479,349	83,118	5.62%	1,534,917	80,742	5.26%	1,549,745	72,821	4.70%
Non interest-earning assets	130,652			123,601			118,325
Allowance for loan losses	(9,719)			(9,608)			(9,353)

Total assets	$1,600,282			$1,648,910			$1,658,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$202,761	$4,235	2.09%	$205,645	$3,936	1.91%	$237,016	$3,265	1.38%
Savings accounts	112,200	2,477	2.21	84,527	1,013	1.20	76,130	287	0.38
Money market accounts	277,482	8,901	3.21	327,203	9,804	3.00	366,623	7,018	1.91
Time deposits	335,972	15,640	4.66	359,045	16,026	4.46	265,310	8,835	3.33

Total interest-bearing deposits	928,415	31,253	3.37	976,420	30,779	3.15	945,079	19,405	2.05
Securities sold under agreements to repurchase	89,815	3,193	3.56	70,862	2,681	3.78	39,746	813	2.05
Other borrowed funds and subordinated debentures	168,535	9,359	5.55	192,143	10,484	5.46	268,878	12,602	4.69

Total interest-bearing liabilities	1,186,765	43,805	3.69%	1,239,425	43,944	3.55%	1,253,703	32,820	2.62%
Non-interest-bearing liabilities Demand deposits	278,402			284,295			283,876
Other liabilities	23,565			19,801			16,463

Total liabilities	1,488,732			1,543,521			1,554,042

Stockholders’ equity	111,550			105,389			104,675
Total liabilities & stockholders’ equity	$1,600,282			$1,648,910			$1,658,717

Less taxable equivalent adjustment		(110)			(35)			(10)

Net interest income		$39,203			$36,763			$39,991

Net interest spread			1.93%			1.71%			2.08%

Net interest margin			2.65%			2.40%			2.58%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Non-accrual loans are included in average amounts outstanding.

(3)	At amortized cost.

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

	Year Ended December 31,
	2007 Compared with 2006			2006 Compared with 2005
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest income:
Loans	$148	$1,288	$1,436	$5,633	$4,559	$10,192
Securities available-for-sale:
Taxable	(4,647)	1,931	(2,716)	(2,857)	521	(2,336)
Tax-exempt	(1)	—	(1)	(23)	9	(14)
Securities held-to-maturity:
Taxable	(1,006)	(41)	(1,047)	(1,317)	(206)	(1,523)
Federal funds sold	4,766	(60)	4,706	822	771	1,593
Interest-bearing deposits in other banks	(2)	—	(2)	4	5	9

Total interest income	(742)	3,118	2,376	2,262	5,659	7,921

Interest expense:
Deposits:
NOW accounts	(56)	355	299	(475)	1,146	671
Savings accounts	410	1,054	1,464	35	691	726
Money market accounts	(1,562)	659	(903)	(823)	3,609	2,786
Time deposits	(1,056)	670	(386)	3,663	3,528	7,191

Total interest-bearing deposits	(2,264)	2,738	474	2,400	8,974	11,374
Securities sold under agreements to repurchase	682	(170)	512	896	972	1,868
Other borrowed funds and subordinated debentures	(1,308)	183	(1,125)	(3,971)	1,853	(2,118)

Total interest expense	(2,890)	2,751	(139)	(675)	11,799	11,124

Change in net interest income	$2,148	$367	$2,515	$2,937	$(6,140)	$(3,203)

Average earning assets were $1,479,349,000 in 2007, a decrease of $55,568,000 or 3.6% from the average in 2006, which was 1.0% lower than the average in 2005. Total average securities, including securities available-for-sale and securities held-to-maturity, were $621,546,000, a decrease of 19.6% from the average in 2006. The decrease in securities volume was mainly attributable to an increase in pricing discipline relating to deposits that resulted in a smaller average balance sheet. A decrease in securities balances resulted in lower securities income, which decreased 13.8% to $23,548,000. Total average loans increased 0.3% to $725,903,000 after increasing $82,722,000 in 2006. The primary reason for the increase in loans was due in large part to an increase in small business lending. The increase in loan volume and increases in loan rates resulted in higher loan income, which increased by 2.8% or $1,436,000 to $52,902,000. Total loan income was $41,274,000 in 2005.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits showed a decrease of 4.3% or $53,898,000 in 2007 after increasing by 2.6% or $31,760,000 in 2006. Deposits decreased in 2007 primarily as a result of decreases in money market accounts, which decreased by 15.2% or $49,721,000 and time deposits, which decreased by 6.4% or $23,073,000. Borrowed funds and subordinated debentures decreased by

12.3% in 2007 following a decrease of 14.8% in 2006. The majority of the Company’s borrowed funds are borrowings from the FHLB and retail repurchase agreements. Borrowings from the FHLB decreased by approximately $22,801,000 and retail repurchase agreements increased by $18,953,000. Interest expense totaled $43,805,000 in 2007, a slight decrease of $139,000 or 0.3% from 2006 when interest expense increased 33.9% from 2005. The decrease in interest expense is primarily due to deposit pricing discipline.

Provision for Loan Loss

The provision for loan losses was $1,500,000 in 2007, compared with $825,000 in 2006 and $600,000 in 2005. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision increased during 2007 primarily as a result of an increase in net charge-offs during the year.

The allowance for loan losses was $9,633,000 at December 31, 2007, compared with $9,713,000 at December 31, 2006. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.33% in 2007 and 1.32% in 2006. This ratio increased mainly as a result of a small decrease in the loan portfolio.

Nonperforming loans, which include all non-accruing loans, totaled $1,312,000 on December 31, 2007, compared with $135,000 on December 31, 2006. Nonperforming loans increased primarily as a result of three consumer mortgages totaling $938,000.

Other Operating Income

During 2007, the Company continued to experience positive results in its fee-based services including fees derived from traditional banking activities such as deposit related services, its automated lockbox collection system and full service securities brokerage offered through Linsco/Private Ledger Corp. (“LPL”), an unaffiliated registered securities broker-dealer and investment advisor. The brokerage service was previously offered through IFMG, also an unaffiliated registered securities broker-dealer and investment advisor.

Under the lockbox program, which is not tied to extensions of credit by the Company, the Company’s customers arrange for payments of their accounts receivable to be made directly to the Company. The Company records the amounts paid to its customers, deposits the funds to the customer’s account and provides automated records of the transactions to customers. Typical customers for the lockbox service are municipalities who use it to automate tax collections, cable TV companies and other commercial enterprises.

Through a program called Investment Services at Century Bank, the Bank provides full service securities brokerage services supported by LPL, a full service securities brokerage business. Registered representatives employed by LPL offer limited investment advice, execute transactions and assist customers in financial and retirement planning. LPL provides research to and supervises its representatives. The Bank receives a share in the commission revenues.

Total other operating income in 2007 was $13,948,000, an increase of $2,583,000 or 22.7% compared to 2006. This increase followed an increase of $392,000 or 3.6% in 2006, compared to 2005. Included in 2007 is the $1,321,000 pre-tax gain on the sale of the building that houses the Company’s Medford Square branch. Service charge income, which continues to be a major area of other operating income totaling $7,579,000 in 2007, increased $877,000 compared to 2006. This followed an increase of $856,000 compared to 2005. Service charges on deposit accounts increased mainly because of increases in fees and an increase in overdraft charges. Lockbox revenues totaled $2,956,000, up $184,000 in 2007 following a decrease of $35,000 in 2006. This increase was mainly attributable to an increase in the customer base. Other income totaled $1,687,000, down $55,000 in 2007 following a decrease of $116,000 in 2006. The decrease in 2007 was mainly attributable to an increase of $217,000 in foreign ATM surcharges and an increase of $183,000 in the growth of cash surrender values on life insurance policies that was attributable to higher returns on life insurance policies offset by a pre-tax gain of $600,000 from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base during 2006. Foreign ATM surcharges increased because of an increase in rates charged and the addition of ATM machines. The decrease in 2006 was mainly attributable to a decrease in the growth of cash surrender values by $697,000 due to a decline in the policy returns offset by a pre-tax gain of $600,000 from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base.

Operating Expenses

Total operating expenses were $40,255,000 in 2007, compared to $40,196,000 in 2006 and $40,318,000 in 2005.

Salaries and employee benefits expenses increased by $728,000 or 3.1% in 2007, after decreasing by 1.6% in 2006. The increase in 2007 was mainly attributable to an increase in staff levels, merit increases in salaries and increases in health insurance costs. The decrease in 2006 was mainly attributable to the retirement of the former Chief Executive Officer offset somewhat by an increase in pension expense and health insurance costs.

Occupancy expense decreased by $55,000 or 1.4% in 2007, following an increase of $109,000 or 2.9% in 2006. The decrease in 2007 was primarily attributable to an increase in rental income. The increase in 2006 was primarily attributable to an increase in utility rates. Equipment expense decreased by $86,000 or 2.8% in 2007, following an increase of $56,000 or 1.9% in 2006. The decrease in 2007 was primarily attributable to a decrease in depreciation expense. The increase in 2006 was primarily attributable to depreciation associated with the addition of capital expenditures. Other operating expenses decreased by $528,000 in 2007, which followed a $95,000 increase in 2006. The decrease in 2007 was primarily attributable to a decrease in bank processing charges and legal expense. The increase in 2006 was primarily attributable to an increase in contributions.

Provision for Income Taxes

Income tax expense was $3,532,000 in 2007, $2,419,000 in 2006 and $3,166,000 in 2005. The effective tax rate was 31.0% in 2007, 34.0% in 2006 and 31.5% in 2005. The decrease in the effective tax rate for 2007 was mainly attributable to a higher level of non-taxable income. The increase in the effective tax rate for 2006 was primarily the result of a decrease in non-taxable income. The federal tax rate was 34% in 2007, 2006 and 2005.

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities, and to that end, management actively monitors and manages its interest rate risk exposure.

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company’s exposures to differential changes in interest rates between assets and liabilities is an interest rate risk management test.

This test measures the impact on net interest income of an immediate change in interest rates in 100 basis point increments as set forth in the following table:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income(1)

+300	(0.2)%
+200	(0.4)%
+100	(0.7)%
−100	(2.5)%
−200	(3.8)%
−300	(4.9)%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $299,901,000 on December 31, 2007, compared with $159,668,000 on December 31, 2006. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $118,806,000 at December 31, 2007, compared with $106,818,000 at December 31, 2006. The increase in 2007 was primarily the result of earnings and a decrease in accumulated other comprehensive loss less dividends paid. The decrease in accumulated other comprehensive loss was mainly attributable to an improvement of $4,900,000 in the net unrealized loss on the Company’s available-for-sale portfolio, and an improvement of $1,346,000 in the additional pension liability, net of taxes.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 16.46% and 13.02%, respectively, and total capital-to-risk assets ratio of 17.51% and 14.08%, respectively, at December 31, 2007. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00% and at December 31, 2007, the Company and the Bank exceeded this requirement with leverage ratios of 9.56% and 7.56%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2007.

Contractual Obligations and Commitments by Maturity

	Payments Due — by Period
		Less than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

FHLB advances	$289,250	$124,750	$113,500	$9,000	$42,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	20,467	1,637	3,478	3,789	11,563
Lease obligations	5,486	1,311	2,098	907	1,170
Other
Treasury, tax and loan	489	489	—	—	—
Customer repurchase agreements and federal funds purchased	85,990	85,990	—	—	—

Total contractual cash obligations	$437,765	$214,177	$119,076	$13,696	$90,816

	Amount of Commitment Expiring — by Period
		Less than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

Lines of credit	$155,378	$89,431	$8,987	$1,002	$55,958
Standby and commercial letters of credit	13,498	12,956	542	—	—
Other commitments	38,482	15,550	10,430	1,770	10,732

Total commitments	$207,358	$117,937	$19,959	$2,772	$66,690

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

Contract or Notational Amount	2007	2006
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$2,442	$2,305
Standby and commercial letters of credit	13,498	10,397
Unused lines of credit	155,378	168,290
Unadvanced portions of construction loans	27,294	16,793
Unadvanced portions of other loans	8,746	5,975

Commitments to originate loans, unadvanced portions of construction loans and unused letters of credit are generally agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:

Level I — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as

G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in the category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.

Level III — Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.

The Company is currently evaluating the impact SFAS 157 will have upon disclosures upon adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value to any existing financial instruments.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 will require employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employer’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy, unless the arrangement requires the employee (or retiree) to repay the employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), in which case the employer should recognize the value of the loan including accrued interest, if applicable. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The Company anticipates the impact of EITF 06-10 to be immaterial to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R replaces FASB Statement No. 141, “Business Combinations,” but retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of Statement 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.

CENTURY BANCORP, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands except share data)

ASSETS
Cash and due from banks (note 2)	$66,974	$60,465
Federal funds sold and interest-bearing deposits in other banks	232,927	99,203

Total cash and cash equivalents	299,901	159,668
Securities available-for-sale, amortized cost $403,984 in 2007 and $423,707 in 2006 (note 3)	403,635	415,481
Securities held-to-maturity, fair value $181,704 in 2007 and $258,420 in 2006 (notes 4 and 9)	183,710	265,712
Loans, net (note 5)	726,251	736,773
Less: allowance for loan losses (note 6)	9,633	9,713

Net loans	716,618	727,060
Bank premises and equipment (note 7)	21,985	22,955
Accrued interest receivable	6,590	7,372
Other assets (note 12)	47,842	46,042

Total assets	$1,680,281	$1,644,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$289,526	$283,449
Savings and NOW deposits	310,858	274,231
Money market accounts	234,099	301,188
Time deposits (note 8)	295,578	410,097

Total deposits	1,130,061	1,268,965
Securities sold under agreements to repurchase (note 9)	85,990	86,960
Other borrowed funds (note 10)	289,885	123,023
Subordinated debentures (note 10)	36,083	36,083
Other liabilities	19,456	22,441

Total liabilities	1,561,475	1,537,472
Commitments and contingencies (notes 7, 14 and 15)
Stockholders’ equity (note 11):
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,516,704 shares in 2007 and 3,498,738 shares in 2006	3,517	3,499
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 2,027,100 shares in 2007 and 2,042,450 shares in 2006	2,027	2,042
Additional paid-in-capital	11,553	11,505
Retained earnings	105,550	99,859

	122,647	116,905
Unrealized losses on securities available-for-sale, net of taxes	(211)	(5,111)
Additional pension liability, net of taxes	(3,630)	(4,976)

Total accumulated other comprehensive loss, net of taxes (note 3)	(3,841)	(10,087)

Total stockholders’ equity	118,806	106,818

Total liabilities and stockholders’ equity	$1,680,281	$1,644,290

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands except share data)

INTEREST INCOME
Loans	$52,796	$51,437	$41,274
Securities available-for-sale	14,478	17,194	19,540
Securities held-to-maturity	9,065	10,112	11,635
Federal funds sold and interest-bearing deposits in other banks	6,669	1,964	362

Total interest income	83,008	80,707	72,811
INTEREST EXPENSE
Savings and NOW deposits	6,712	4,950	3,552
Money market accounts	8,901	9,804	7,018
Time deposits (note 8)	15,640	16,026	8,835
Securities sold under agreements to repurchase	3,191	2,681	813
Other borrowed funds and subordinated debentures	9,361	10,483	12,602

Total interest expense	43,805	43,944	32,820

Net interest income	39,203	36,763	39,991
Provision for loan losses (note 6)	1,500	825	600

Net interest income after provision for loan losses	37,703	35,938	39,391
OTHER OPERATING INCOME
Service charges on deposit accounts	7,579	6,702	5,846
Lockbox fees	2,956	2,772	2,807
Brokerage commissions	135	149	462
Net gain on sale of fixed assets	1,438	—	—
Net gains on sales of securities	153	—	—
Other income	1,687	1,742	1,858

Total other operating income	13,948	11,365	10,973
OPERATING EXPENSES
Salaries and employee benefits (note 13)	24,543	23,815	24,197
Occupancy	3,852	3,907	3,798
Equipment	2,957	3,043	2,987
Other (note 16)	8,903	9,431	9,336

Total operating expenses	40,255	40,196	40,318

Income before income taxes	11,396	7,107	10,046
Provision for income taxes (note 12)	3,532	2,419	3,166

Net income	$7,864	$4,688	$6,880

SHARE DATA (note 11)
Weighted average number of shares outstanding, basic	5,542,461	5,540,966	5,535,202
Weighted average number of shares outstanding, diluted	5,546,707	5,550,722	5,553,009
Net income per share, basic	$1.42	$0.85	$1.24
Net income per share, diluted	1.42	0.84	1.24

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Changes of Stockholders’ Equity

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(Dollars in thousands except share data)

BALANCE, DECEMBER 31, 2004	$3,434	$2,099	$11,395	$92,611	$(4,766)	$104,773
Net income	—	—	—	6,880	—	6,880
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $3,357 in taxes	—	—	—	—	(5,261)	(5,261)
Minimum pension liability adjustment, net of $761 in taxes	—	—	—	—	(1,061)	(1,061)

Comprehensive income						558
Conversion of Class B Common Stock to Class A Common Stock, 17,400 shares	17	(17)	—	—	—	—
Stock options exercised, 1,354 shares	2	—	21	—	—	23
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,649)	—	(1,649)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(504)	—	(504)

BALANCE, DECEMBER 31, 2005	$3,453	$2,082	$11,416	$97,338	$(11,088)	$103,201
Net income	—	—	—	4,688	—	4,688
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,156 in taxes	—	—	—	—	3,159	3,159

Comprehensive income						7,847
Adjustment to initially apply SFAS 158, net of $1,421 in taxes	—	—	—	—	(2,158)	(2,158)
Conversion of Class B Common Stock to Class A Common Stock, 39,790 shares	40	(40)	—	—	—	—
Stock options exercised, 5,746 shares	6	—	89	—	—	95
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,674)	—	(1,674)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(493)	—	(493)

BALANCE, DECEMBER 31, 2006	$3,499	$2,042	$11,505	$99,859	$(10,087)	$106,818
Net income	—	—	—	7,864	—	7,864
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,977 in taxes	—	—	—	—	4,900	4,900
Pension liability adjustment, net of $934 in taxes	—	—	—	—	1,346	1,346

Comprehensive income						14,110
Conversion of Class B Common Stock to Class A Common Stock, 15,350 shares	15	(15)	—	—	—	—
Stock options exercised, 2,616 shares	3	—	48	—	—	51
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,685)	—	(1,685)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(488)	—	(488)

BALANCE, DECEMBER 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,864	$4,688	$6,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	825	600
Deferred income taxes	111	(713)	128
Net depreciation and amortization	3,443	3,595	3,348
Decrease (increase) in accrued interest receivable	782	(245)	(327)
Increase in other assets	(5,809)	(2,644)	(3,646)
Gain on sales of securities available-for-sale	(153)	—	—
Gain on sales of fixed assets	(1,438)	—	—
(Decrease) increase in other liabilities	(656)	1,202	299

Net cash provided by operating activities	5,644	6,708	7,282
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls/maturities of securities available-for-sale	197,322	123,013	180,317
Proceeds from sales of securities available-for-sale	160	—	—
Purchase of securities available-for-sale	(177,870)	(498)	(112,235)
Proceeds from calls/maturities of securities held-to-maturity	82,074	20,965	60,950
Purchase of securities held-to-maturity	—	—	(2,022)
Net decrease (increase) in loans	8,489	(47,580)	(110,369)
Proceeds from sales of fixed assets	1,800	—	—
Capital expenditures	(2,252)	(723)	(1,916)

Net cash provided by investing activities	109,723	95,177	14,725
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposit accounts	(114,519)	8,324	41,957
Net (decrease) increase in demand, savings, money market and NOW deposits	(24,385)	43,601	(218,927)
Net proceeds from the exercise of stock options	51	95	23
Cash dividends	(2,173)	(2,167)	(2,153)
Net (decrease) increase in securities sold under agreements to repurchase	(970)	36,950	11,360
Net increase (decrease) in other borrowed funds	166,862	(181,699)	89,816
Retirement of subordinated debentures	—	—	(29,639)

Net cash provided by (used in) financing activities	24,866	(94,896)	(107,563)

Net increase (decrease) in cash and cash equivalents	140,233	6,989	(85,556)
Cash and cash equivalents at beginning of year	159,668	152,679	238,235

Cash and cash equivalents at end of year	$299,901	$159,668	$152,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$44,787	$42,887	$33,369
Income taxes	3,942	2,713	3,050
Change in unrealized gains on securities available-for-sale, net of taxes	$4,900	$3,159	$(5,261)
Change in additional pension liability, net of taxes	1,346	(2,158)	(1,061)

See accompanying Notes to Consolidated Financial Statements.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries, Century Subsidiary Investments, Inc. (“CSII”), Century Subsidiary Investments, Inc. II (“CSII II”), Century Subsidiary Investments, Inc. III (“CSII III”) and Century Financial Services Inc. (“CFSI”). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. CFSI has the power to engage in financial agency, securities brokerage and investment and financial advisory services and related securities credit.

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

Certain reclassifications are made to prior year amounts whenever necessary to conform with the current year presentation.

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

Premiums and discounts on investment securities are amortized or accreted into income by use of the level-yield method. If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. The amount of the write-down is included as a charge to earnings. Gains and losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

LOANS

Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued are designated non-accrual loans. When a loan is placed on non-accrual, all income which has been accrued but remains unpaid is reversed against current period income and all amortization of deferred loan costs and fees is discontinued. Non-accrual loans may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and income. Income received on non-accrual loans is either recorded in income or applied to the principal balance of the loan depending on management’s evaluation as to the collectibility of principal.

Loan origination fees and related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

The Bank accounts for impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. This method applies to all loans, uncollateralized, as well as collateralized, except large groups of smaller-balance homogeneous loans such as residential real estate and consumer loans that are collectively evaluated for impairment and loans that are measured at fair value. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Loans are charged-off when management believes that the collectibility of the loan’s principal is not probable. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

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

STOCK OPTION ACCOUNTING

Prior to January 1, 2006, the Company accounted for its stock-based plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No compensation cost was recognized for stock options in the Consolidated Statement of Income for the periods ended on or prior to December 31, 2005, as options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the modified-prospective transition method. In accordance with the modified-prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company will recognize compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 94,787 shares of Class A common stock exercisable at December 31, 2007.

On December 30, 2005, the Board of Directors approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.60 or greater per share. As a consequence, options to purchase 23,950 shares of Class A common stock became exercisable immediately. The average of the high and low price at which the Class A common stock traded on December 30, 2005, the date of the acceleration and vesting, was $29.28 per share. In connection with this acceleration the Board of Directors approved a technical amendment to each of the Option Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. Effective as of January 1, 2006, the Company adopted SFAS 123R for all share-based payments. The Company estimates that, as a result of

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

this accelerated vesting, approximately $190,000 of 2006 non-cash compensation expense was eliminated that would otherwise have been recognized in the Company’s earnings.

The Company decided to accelerate the vesting of certain stock options primarily to reduce the non-cash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of SFAS 123R in 2006. There was no earnings impact for 2006 due to the Company’s adoption of SFAS 123R.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share for the year ended December 31, 2005 would have been reduced to the pro forma amounts indicated in the following table:

Net income:
As reported	$6,880
Less:
Pro forma stock based compensation cost (net of tax):	282

Pro forma net income	$6,598
Basic earning per share.
As reported	$1.24
Pro forma	$1.19
Diluted earnings per share.
As reported	$1.24
Pro forma	$1.19

In determining the pro forma amounts, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	1.59%
Expected life in years	9
Expected volatility	28%
Risk-free interest rate	3.95%

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during 2007.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operation or its financial position.

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

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. The Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end effective for fiscal years ending after December 15, 2008.

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:

Level I — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair values have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in the category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.

Level III — Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.

The Company is currently evaluating the impact SFAS 157 will have upon disclosures upon adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value to any existing financial instruments.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 will require employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employer’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy, unless the arrangement requires the employee (or retiree) to repay the employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), in which case the employer should recognize the value of the loan including accrued interest, if applicable. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The Company anticipates the impact of EITF 06-10 to be immaterial to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R replaces FASB Statement No. 141, “Business Combinations,” but retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Statement 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of Statement 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.

2.	Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $1,909,000 at December 31, 2007 and $805,000 at December 31, 2006.

3.	Securities Available-for-Sale

	December 31, 2007				December 31, 2006
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury	$1,997	$39	$—	$2,036	$2,000	$—	$9	$1,991
U.S. Government Sponsored Enterprises	218,168	982	421	218,729	224,960	—	3,923	221,037
Mortgage-backed securities	163,323	402	1,563	162,162	183,458	56	4,438	179,076
Obligations of states and political subdivisions	1,678	—	—	1,678	800	—	11	789
FHLB stock	15,531	—	—	15,531	9,823	—	—	9,823
Other	3,287	305	93	3,499	2,666	165	66	2,765

Total	$403,984	$1,728	$2,077	$403,635	$423,707	$221	$8,447	$415,481

Included in U.S. Government Sponsored Enterprises securities are securities pledged to secure public deposits and repurchase agreements amounting to $80,260,000 and $91,510,000 at December 31, 2007 and 2006, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank amounting to $233,544,000 and $190,961,000 at December 31, 2007 and 2006, respectively. The Company realized gross gains of $153,000 in 2007 from gross proceeds of $336,000 on the sale of one stock. The Company did not realize any gains or losses in 2006 and 2005.

Included in mortgage-backed securities are U.S. Government Sponsored Enterprises totaling $148,856,000 and $148,134,000 in 2007 and 2006, respectively.

The following table shows the maturity distribution of the Company’s securities available-for-sale at December 31, 2007.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Within one year	$96,490	$96,058
After one but within five years	247,321	246,962
After five but within ten years	42,105	42,331
Non-maturing	18,068	18,284

Total	$403,984	$403,635

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The weighted average remaining life of investment securities available-for-sale at December 31, 2007 and 2006 was 2.2 and 2.1 years, respectively. Included in the weighted average remaining life calculation at December 31, 2007 and 2006 were $113,160,000 and $10,000,000, respectively, of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The actual maturities, which were used in the table above, of mortgage-backed securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2007. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 5 and 63 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 174 holdings at December 31, 2007. The Company believes that the investments are temporarily impaired.

	December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$—	$—	$89,570	$421	$89,570	$421
Mortgage-backed securities	10,404	82	96,113	1,481	106,517	1,563
Other	198	28	1,985	65	2,183	93

Total temporarily impaired securities	$10,602	$110	$187,668	$1,967	$198,270	$2,077

*	The decline in market value is attributable to change in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2006. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 2 and 101 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 161 holdings at December 31, 2006. The Company believes that the investments are temporarily impaired.

	December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$—	$—	$218,028	$3,932	$218,028	$3,932
Mortgage-backed securities	—	—	170,828	4,438	170,828	4,438
Other	82	1	2,037	76	2,119	77

Total temporarily impaired securities	$82	$1	$390,893	$8,446	$390,975	$8,447

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Investment Securities Held-to-Maturity

	December 31, 2007				December 31, 2006
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$94,987	$59	$251	$94,795	$159,969	$—	$3,406	$156,563
Mortgage-backed securities	88,723	72	1,886	86,909	105,743	76	3,962	101,857

Total	$183,710	$131	$2,137	$181,704	$265,712	$76	$7,368	$258,420

Included in U.S. Government and Agency securities are securities pledged to secure public deposits and repurchase agreements amounting to $93,000,000 and $130,949,000 at December 31, 2007 and 2006, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank amounting to $86,987,000 and $103,971,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2007.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Within one year	$69,989	$69,753
After one but within five years	113,557	111,785
After five but within ten years	164	166

Total	$183,710	$181,704

The weighted average remaining life of investment securities held-to-maturity at December 31, 2007 and 2006 was 1.8 and 2.3 years, respectively. The actual maturities, which were used in the table above, of mortgage-backed securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2007. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 63 securities that are temporarily impaired for 12 months or longer, out of a total of 78 holdings at December 31, 2007. The Company believes that the investments are temporarily impaired.

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)

U.S. Government Sponsored Enterprises	$—	$—	$74,737	$251	$74,737	$251
Mortgage-backed securities	—	—	82,667	1,886	82,667	1,886

Total temporarily impaired securities	$—	$—	$157,404	$2,137	$157,404	$2,137

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

*	The decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2006. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 0 and 84 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 91 holdings at December 31, 2006. The Company believes that the investments are temporarily impaired.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	December 31,
	2007	2006
	(Dollars in thousands)

Construction and land development	$62,412	$49,709
Commercial and industrial	117,332	117,497
Commercial real estate	299,920	327,040
Residential real estate	168,204	167,946
Consumer	20,149	9,881
Home equity	56,795	63,380
Overdrafts	1,439	1,320

Total	$726,251	$736,773

Net deferred fees included in loans at December 31, 2007 and December 31, 2006 were $38,000 and $183,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $559,000 and $798,000 at December 31, 2007 and December 31, 2006, respectively. Additionally, the Company was servicing

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $65,000 and $72,000 at December 31, 2007 and at December 31, 2006, respectively.

As of December 31, 2007 and 2006, the Bank recorded investment in impaired loans was $196,000 and $16,000, respectively.

At December 31, 2007, there were $75,000 of impaired loans with a specific reserve of $75,000. There were no impaired loans with specific reserves December 31, 2006.

The composition of non-accrual loans and impaired loans is as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Loans on non-accrual	$1,312	$135	$949
Impaired loans on non-accrual included above	196	16	886
Total recorded investment in impaired loans	196	16	886
Average recorded value of impaired loans	332	278	1,384
Interest income on non-accrual loans according to their original terms	52	3	77
Interest income on non-accrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	—	—	—

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2007.

Balance at		Repayments	Balance at
December 31, 2006	Additions	and Deletions	December 31, 2007
(Dollars in thousands)

$1,943	$1,298	$1,085	$2,156

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

An analysis of the total allowances for loan losses for each of the three years ending December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$9,713	$9,340	$9,001
Loans charged-off	(2,139)	(708)	(690)
Recoveries on loans previously charged-off	559	256	429

Net charge-offs	(1,580)	(452)	(261)
Provision charged to expense	1,500	825	600

Allowance for loan losses, end of year	$9,633	$9,713	$9,340

7.	Bank Premises and Equipment

	December 31,
	2007	2006	Estimated Useful Life
	(Dollars in thousands)

Land	$3,478	$3,650	—
Bank premises	17,710	17,146	30-39 years
Furniture and equipment	23,889	22,952	3-10 years
Leasehold improvements	5,114	5,310	30-39 years or lease term

	50,191	49,058
Accumulated depreciation and amortization	(28,206)	(26,103)

Total	$21,985	$22,955

During 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1,500,000 at market terms. This property was sold to an entity affiliated with a director of the Company. The Bank financed $1,000,000 of this purchase at market terms. This sale resulted in a pre-tax gain of $1,321,000.

The Bank is relocating this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This property will be leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. The lease is for a period of fifteen years. The annual base rent amount will be $28,500 with annual increases based on the consumer price index. The Company is also required to pay 25% of all real estate taxes and operating costs. The lease contains options to extend the lease for three additional five-year periods. The lease was effective on September 1, 2007. The terms of the lease were based on an independent appraisal of the property and are considered to be market terms.

Until such time as 1 Salem Street is opened as a branch, 55 High Street has been leased to the Bank as a tenant-at-will at market terms. It is anticipated that the new branch will be opened during the second or third quarter of 2008.

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $1,349,000, $1,113,000 and $1,076,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Rental income approximated $351,000, $69,000 and $61,000 in 2007, 2006 and 2005, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2007 were as follows:

Year	Amount
(Dollars in thousands)

2008	$1,311
2009	1,177
2010	921
2011	687
2012	220
Thereafter	1,170

$5,486

8.	Deposits

The following is a summary of original maturities or repricing of time deposits as of December 31,

	2007	Percent	2006	Percent
	(Dollars in thousands)

Within 1 year	$255,983	87%	$361,825	88%
Over 1 year to 2 years	27,945	9%	37,719	9%
Over 2 years to 3 years	5,849	2%	9,109	2%
Over 3 years to 5 years	5,801	2%	1,444	1%

Total	$295,578	100%	$410,097	100%

Time deposits of $100,000 or more totaled $172,592,000 and $229,576,000 in 2007 and 2006, respectively.

9.	Securities Sold Under Agreements to Repurchase

	2007	2006	2005
	(Dollars in thousands)

Amount outstanding at December 31,	$85,990	$86,960	$50,010
Weighted average rate at December 31,	2.95%	3.71%	3.05%
Maximum amount outstanding at any month end	$102,110	$139,460	$52,680
Daily average balance outstanding during the year	$89,815	$70,862	$39,746
Weighted average rate during the year	3.55%	3.78%	2.05%

Amounts outstanding at December 31, 2007, 2006 and 2005 carried maturity dates of the next business day. U.S. Government Sponsored Enterprises securities with a total book value of $86,760,000, $89,114,000 and $52,009,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2007, 2006, and 2005, respectively. The approximate fair value of the collateral at those dates was $86,692,000, $87,249,000 and $50,328,000, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Other Borrowed Funds and Subordinated Debentures

	2007	2006	2005
	(Dollars in thousands)

Amount outstanding at December 31,	$325,968	$159,106	$340,805
Weighted average rate at December 31,	4.94%	5.54%	4.79%
Maximum amount outstanding at any month end	$325,968	$339,858	$393,734
Daily average balance outstanding during the year	$168,535	$192,143	$268,878
Weighted average rate during the year	5.55%	5.46%	4.69%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank (“FHLB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLB at December 31, 2007 was approximately $31,452,000. In addition, the Bank has a $14,500,000 line of credit with the FHLB. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates is as follows:

	December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within 1 year	$124,750	4.65%	$2,750	3.80%	$197,156	4.15%
Over 1 year to 2 years	54,500	4.67%	19,500	5.38%	2,500	3.66%
Over 2 years to 3 years	59,000	5.17%	32,000	5.17%	19,500	5.38%
Over 3 years to 5 years	9,000	4.14%	40,500	5.80%	63,500	5.72%
Over 5 years	42,000	4.53%	27,000	4.44%	16,000	4.43%

Total	$289,250	4.73%	$121,750	5.22%	$298,656	4.58%

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2007 and 2006. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

OTHER BORROWED FUNDS

The Bank had $270,000 of overnight federal funds purchased on December 31, 2006. The borrowings carried an interest rate of 5.00% for 2006. There were no such borrowings at December 31, 2007.

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest-bearing borrowing carries an interest rate equal to the daily Federal funds rate less 0.25%. This amount totaled $489,000 and $856,000 at December 31, 2007 and 2006, respectively.

The Bank also has an outstanding loan in the amount of $146,000 and $147,000 at December 31, 2007 and 2006, respectively, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

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

EARNINGS PER SHARE (EPS)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2007, 2006 and 2005 was an increase of 4,246, 9,756 and 17,807 shares, respectively.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provides for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 94,787 options exercisable at December 31, 2007.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock option activity under the plan is as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	122,737	$27.20	130,133	$26.74	131,787	$26.65
Granted	—	—	—	—	—	—
Forfeitured	(25,334)	26.32	(1,650)	28.05	(300)	28.56
Exercised	(2,616)	19.20	(5,746)	16.54	(1,354)	16.82

Outstanding at end of year	94,787	$27.66	122,737	$27.20	130,133	$26.74

Exercisable at end of year	94,787	$27.66	122,737	$27.20	130,133	$26.74

Available to be granted at end of year	176,759		151,425		149,775

At December 31, 2007, 2006 and 2005, the options outstanding have exercise prices between $15.063 and $35.010, and a weighted average remaining contractual life of four years for 2007, five years for 2006 and six years for 2005. The weighted average intrinsic value of options exercised for the period ended December 31, 2007, 2006 and 2005 was $4.90, $10.76 and $12.45 per share with an aggregate value of $12,808, $61,805 and $16,857, respectively. The average intrinsic value of options exercisable at December 31, 2007, 2006 and 2005 had an aggregate value of $54,805, $271,511 and $487,075, respectively.

The Bank and the Company are subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and Company’s financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank and Company must meet specific capital guidelines that involve quantitative measures of the Bank and Company’s assets and liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank and Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank and the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total Capital (to Risk-Weighted Assets)	$128,405	14.08%	$72,960	8.00%	$91,200	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	118,772	13.02%	36,480	4.00%	54,720	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	118,772	7.56%	62,846	4.00%	78,557	5.00%
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)	$123,173	13.62%	$72,352	8.00%	$90,440	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	113,460	12.55%	36,176	4.00%	54,264	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	113,460	6.76%	67,174	4.00%	83,968	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total Capital (to Risk-Weighted Assets)	$160,076	17.51%	$73,130	8.00%	$91,413	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	150,443	16.46%	36,565	4.00%	54,848	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	150,443	9.56%	62,966	4.00%	78,708	5.00%
As of December 31, 2006
Total Capital (to Risk-Weighted Assets)	$154,027	17.00%	$72,488	8.00%	$90,609	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	144,314	15.93%	36,244	4.00%	54,366	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	144,314	8.58%	67,282	4.00%	84,103	5.00%

12.	Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Current expense:
Federal	$3,137	$2,968	$2,842
State	284	164	196

Total current expense	3,421	3,132	3,038

Deferred expense (benefit):
Federal	50	(592)	117
State	61	(121)	11

Total deferred expense (benefit)	111	(713)	128

Provision for income taxes	$3,532	$2,419	$3,166

Included in income tax expense for the year ended December 31, 2007, 2006, and 2005 is interest of $0, $24,000 and $0, respectively. There were no penalties during these periods.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Income tax accounts included in other assets at December 31 are as follows:

	2007	2006
	(Dollars in thousands)

Currently receivable	$589	$67
Deferred income tax asset, net	8,465	12,487

Total	$9,054	$12,554

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2007	2006	2005
	(Dollars in thousands)

Federal income tax expense at statutory rates	$3,875	$2,417	$3,516
State income tax, net of federal income tax benefit	225	108	135
Insurance income	(210)	(109)	(356)
Effect of tax-exempt interest	(105)	(4)	(8)
Other	(253)	7	(121)

Total	$3,532	$2,419	$3,166

Effective tax rate	31.0%	34.0%	31.5%

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2007	2006
	(Dollars in thousands)

Deferred income tax assets:
Allowance for loan losses	$3,943	$3,975
Deferred compensation	4,132	4,141
Unrealized loss on securities available-for-sale	137	3,115
Pension and SERP liability	2,514	3,447
Acquisition premium	515	502
Investments write-down	27	27
Deferred gain	112	132
Other	2	33

Gross deferred income tax asset	11,382	15,372

Deferred income tax liabilities:
Depreciation	(360)	(733)
Limited partnerships	(2,415)	(2,048)
Other	(142)	(104)
Gross deferred income tax liability	(2,917)	(2,885)

Deferred income tax asset net	$8,465	$12,487

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2007. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

The Company and its subsidiaries file a consolidated federal tax return and separate state income tax return. For years before 2004 the Company is no longer subject to federal or state income tax examinations.

13.	Employee Benefits

The Company has a Qualified Defined Benefit Pension Plan (the “Plan”), which had been offered to all employees reaching minimum age and service requirements. In 2006, the Bank became a member of the Savings Bank Employees Retirement Association (“SBERA”) within which it then began maintaining the Qualified Defined Benefit Pension Plan. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The Trustees of SBERA, through SBERA’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types (e.g., small cap, large cap, international, etc.) and styles (e.g., growth, value, etc.). The Company closed the plan to employees hired after March 31, 2006.

The measurement date for the Plan is September 30 for each year. The benefits expected to be paid in each year from 2008-2012 are $604,000, $693,000, $727,000, $780,000 and $925,000. The aggregate benefits expected to be paid in the five years from 2013-2017 are $5,720,000. The Company plans to contribute $1,387,000 to the Plan in 2008.

The weighted-average asset allocation of pension benefit assets at September 30 were:

Asset Category	2007	2006

Fixed income	38%	36%
Domestic equity	46%	49%
International equity	16%	15%

Total	100%	100%

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

The measurement date for the Supplemental Plan is September 30 for each year. The benefits expected to be paid in each year from 2008-2012 are $1,033,000, $1,029,000, $1,029,000, $1,041,000 and $1,043,000. The aggregate benefits expected to be paid in the five years from 2013-2017 are $5,843,000.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

			Supplemental Insurance/
	Defined Benefit Pension Plan		Retirement Plan
	2007	2006	2007	2006
	(Dollars in thousands)

Change projected in benefit obligation
Benefit obligation at beginning of year	$18,795	$18,339	$13,740	$14,130
Service cost	867	882	107	106
Interest cost	1,081	997	758	766
Actuarial (gain)/loss	(1,116)	(1,039)	(111)	(613)

Benefits paid	(488)	(384)	(1,032)	(649)

Projected benefit obligation at end of year	$19,139	$18,795	$13,462	$13,740
Change in plan assets
Fair value of plan assets at beginning of year	$13,873	$12,194
Actual return on plan assets	1,735	645
Employer contributions	1,540	1,418
Benefits paid	(488)	(384)

Fair value of plan assets at end of year	$16,660	$13,873

(Unfunded) Funded status	$(2,479)	$(4,922)	$(13,462)	$(13,740)

Accumulated benefit obligation	$17,375	$17,050	$12,584	$12,962

Weighted-average assumptions as of December 31
Discount rate — Liability	6.00%	5.75%	6.00%	5.75%
Discount rate — Expense	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$867	$882	$107	$106
Interest cost	1,081	996	758	766
Expected return on plan assets	(1,110)	(1,015)	—	—
Recognized prior service cost	(116)	(115)	64	64
Recognized net losses	398	371	81	110

Net periodic cost	$1,120	$1,119	$1,010	$1,046

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$116	$115	$(64)	$(64)
Net (gain) loss	(2,140)	1,807	(192)	1,721

Total recognized in other comprehensive income	(2,024)	1,922	(256)	1,657

Total recognized in net periodic benefit cost and other comprehensive income	$(904)	$3,041	$754	$2,703

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes amounts recognized in Accumulated Other Comprehensive Loss as of:

	December 31,			December 31,
	2007			2006
	Supplemental			Supplemental
	Plan	Plan	Total	Plan	Plan	Total

Prior service cost	$1,190	$(964)	$226	$1,305	$(1,028)	$277
Net actuarial loss	(4,225)	(2,146)	(6,371)	(6,364)	(2,338)	(8,702)

Total	$(3,035)	$(3,110)	$(6,145)	$(5,059)	$(3,366)	$(8,425)

The following table summarizes the amounts included in Accumulated Other Comprehensive Income (loss) at December 31, 2007 expected to be recognized as components of net periodic benefit cost in the next year:

		Supplemental
	Plan	Plan

Amortization of prior service cost to be recognized in 2008	$(116)	$64
Amortization of loss to be recognized in 2008	211	53

Assumptions for the expected return on plan assets and discount rates in the Company’s Plan and Supplemental Plan are periodically reviewed. As part of the review, management in consultation with independent consulting actuaries performs an analysis of expected returns based on the plan’s asset allocation. This forecast reflects the Company’s and actuarial firm’s expected return on plan assets for each significant asset class or economic indicator. The range of returns developed relies on forecasts and on broad market historical benchmarks for expected return, correlation, and volatility for each asset class. Also, as a part of the review, the Company’s management in consultation with independent consulting actuaries performs an analysis of discount rates based on expected returns of high grade fixed income debt securities.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $229,000 for 2007, $210,000 for 2006 and $217,000 for 2005. Administrative costs associated with the plan are absorbed by the Company.

The Company does not offer any postretirement programs other than pensions.

14.	Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2007. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operation.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments with off-balance sheet risk at December 31 are as follows:

Contract or Notational Amount

	2007	2006
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$2,442	$2,305
Standby and commercial letters of credit	13,498	10,397
Unused lines of credit	155,378	168,290
Unadvanced portions of construction loans	27,294	16,793
Unadvanced portions of other loans	8,746	5,975

Commitments to originate loans, unadvanced portions of construction loans and unused letters of credit are generally agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

16.	Other Operating Expenses

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Marketing	$1,540	$1,515	$1,478
Processing services	876	1,326	1,281
Legal and audit	776	894	881
Postage and delivery	867	849	820
Software maintenance/amortization	721	717	876
Supplies	759	684	605
Consulting	639	642	616
Telephone	546	524	489
Core deposit tangible amortization	388	388	388
Insurance	380	368	370
Director’s fees	232	219	200
FDIC assessment	148	154	186
Capital expense amortization	12	12	9
Other	1,019	1,139	1,137

Total	$8,903	$9,431	$9,336

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

17.	Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments.

Excluded from this disclosure are all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

CASH AND CASH EQUIVALENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair values of these assets because of the short-term nature of these financial instruments.

SECURITIES HELD-TO-MATURITY AND SECURITIES AVAILABLE-FOR-SALE

The fair value of these securities, excluding certain state and municipal securities whose fair value is estimated at book value because they are not readily marketable, is estimated based on prices published in financial newspapers or received from pricing services, or bid quotations received from securities dealers.

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

SUBORDINATED DEBENTURES

The fair value of subordinated debentures is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other subordinated debentures of similar remaining maturities.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

OFF-BALANCE SHEET INSTRUMENTS

The fair values of the Company’s unused lines of credit and unadvanced portions of construction loans, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2007		2006
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$299,901	$299,901	$159,668	$159,668
Securities available-for-sale	403,635	403,635	415,481	415,481
Securities held-to-maturity	183,710	181,704	265,712	258,420
Net loans	716,618	711,611	727,060	713,889
Accrued interest receivable	6,590	6,590	7,372	7,372
Financial liabilities:
Deposits	1,130,061	1,131,503	1,268,965	1,268,500
Repurchase agreement and other borrowed funds	375,875	379,229	209,983	211,931
Subordinated debentures	36,083	36,694	36,083	34,948
Accrued interest payable	1,678	1,678	2,659	2,659
Standby letters of credit	—	109	—	96

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the type of financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no active market exists for some of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, cash flows, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Results of Operations (unaudited)

	2007 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$20,481	$20,944	$20,837	$20,746
Interest expense	10,378	10,835	11,048	11,544

Net interest income	10,103	10,109	9,789	9,202
Provision for loan losses	600	300	300	300

Net interest income after provision for loan losses	9,503	9,809	9,489	8,902
Other operating income	3,591	4,416	3,092	2,849
Operating expenses	9,765	9,940	10,247	10,302

Income before income taxes	3,329	4,285	2,334	1,449
Provision for income taxes	955	1,421	711	445

Net income	$2,374	$2,864	$1,623	$1,004

Share data:
Average shares outstanding, basic	5,543,804	5,542,483	5,542,304	5,541,225
Average shares outstanding, diluted	5,547,234	5,545,915	5,548,105	5,550,653
Earnings per share, basic	$0.43	$0.52	$0.29	$0.18
Earnings per share, diluted	$0.43	$0.52	$0.29	$0.18

	2006 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$21,246	$20,541	$19,733	$19,187
Interest expense	12,258	11,170	10,656	9,860

Net interest income	8,988	9,371	9,077	9,327
Provision for loan losses	225	225	225	150

Net interest income after provision for loan losses	8,763	9,146	8,852	9,177
Other operating income	2,736	2,729	2,773	3,127
Operating expenses	9,850	10,056	10,125	10,165

Income before income taxes	1,649	1,819	1,500	2,139
Provision for income taxes	561	622	527	709

Net income	$1,088	$1,197	$973	$1,430

Share data:
Average shares outstanding, basic	5,541,156	5,541,088	5,541,088	5,540,523
Average shares outstanding, diluted	5,550,796	5,548,842	5,550,784	5,553,351
Earnings per share, basic	$0.20	$0.22	$0.18	$0.26
Earnings per share, diluted	$0.20	$0.22	$0.18	$0.26

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

19.	Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2007 and 2006 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2007 are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS:
Cash	$30,399	$30,103
Investment in subsidiary, at equity	122,085	110,915
Other assets	2,512	2,029

Total assets	$154,996	$143,047

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$107	$146
Subordinated debentures	36,083	36,083
Stockholders’ equity	118,806	106,818

Total liabilities and stockholders’ equity	$154,996	$143,047

Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Income:
Dividends from subsidiary	$3,611	$2,891	$4,505
Interest income from deposits in bank	1,442	1,381	798
Other income	72	72	72

Total income	5,125	4,344	5,375
Interest expense	2,400	2,400	2,468
Operating expenses	130	158	186

Income before income taxes and equity in undistributed income of subsidiary	2,595	1,786	2,721
Benefit from income taxes	(345)	(375)	(638)

Income before equity in undistributed income of subsidiary	2,940	2,161	3,359
Equity in undistributed income of subsidiary	4,924	2,527	3,521

Net income	$7,864	$4,688	$6,880

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

	December 31,
	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,864	$4,688	$6,880
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(4,924)	(2,527)	(3,521)
Depreciation and amortization	12	12	9
Decrease (increase) in other assets	(495)	(490)	906
(Decrease) increase in liabilities	(39)	34	(751)

Net cash provided by operating activities	2,418	1,717	3,523

CASH FLOWS FROM FINANCING ACTIVITIES:
Subordinated debt issuance (retirement)	—	—	(29,639)
Net proceeds from the exercise of stock options	51	95	23
Cash dividends paid	(2,173)	(2,167)	(2,153)

Net cash (used in) provided by financing activities	(2,122)	(2,072)	(31,769)

Net increase (decrease) in cash	296	(355)	(28,246)

Cash at beginning of year	30,103	30,458	58,704

Cash at end of year	$30,399	$30,103	$30,458

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts
February 26, 2008

Report of Independent Registered Public Accounting Firm
KPMG LLP

Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
February 26, 2008

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 62.

Marshall M. Sloane Chairman	Jonathan G. Sloane Co-President and Co-CEO	Barry R. Sloane Co-President and Co-CEO	William P. Hornby, CPA Chief Financial Officer and Treasurer

February 26, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position

George R. Baldwin	64	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Roger S. Berkowitz	55	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Henry L. Foster, D.V.M	82	Director Emeritus, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	77	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	58	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	46	Director, Century Bancorp, Inc.; Director and Vice President, Century Bank and Trust Company
Fraser Lemley	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	52	Director, Co-President and Co-Chief Executive Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Jonathan G. Sloane	49	Director, Co-President and Co-Chief Executive Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	81	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	54	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Mr. Baldwin became a director of the Company in 1996.  He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of Baldwin & Co., which is a financial services firm. He was formerly President and Chief Executive Officer of Kaler Carney Liffler & Co., a regional insurance company.

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

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He is a Professor Emeritus of Economics at Wellesley College and Senior Scholar of the Davis Center for Russian Studies at Harvard University. Dr. Goldman is also a Trustee of Northeast Investors Trust.

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

Mr. Jonathan G. Sloane has been employed by the Company or one of its subsidiaries for 27 years and became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1992. Mr. Sloane is currently Co-President and Co-CEO of Century Bancorp Inc. and Co-President and Co-CEO of Century Bank and Trust Company.

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

All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. A majority of the members of the Company’s Board of Directors have been determined by the Company’s Board of Directors to be independent within the meaning of current FINRA listing standards. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Jonathan G. Sloane are the sons of Marshall M. Sloane and Linda Sloane Kay is the daughter of Marshall M. Sloane.

Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name and age of each executive officer of the Company and the principal positions and offices he holds with the Company.

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 81 years old.
Barry R. Sloane	Director, Co-President and Co-CEO; Director, Co-President and Co-CEO, Century Bank and Trust Company. Mr. Sloane is 52 years old.
Jonathan G. Sloane	Director, Co-President and Co-CEO; Director, Co-President and Co-CEO, Century Bank and Trust Company. Mr. Sloane is 49 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 41 years old. He joined the Company in 2007. Formerly he was Senior Vice President at Capital Crossing Bank.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 44 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 47 years old.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 52 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2007.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter was last published in the 10-K for the period ending December 31, 2006.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards No. 114 (The Auditor’s Communication With Those Charged With Governance). The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Additionally, the Audit Committee has discussed with KPMG LLP the firm’s independence.

Based on the review and discussions referred to in the paragraph above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

/s/  Joseph J. Senna, Chair
/s/  George R. Baldwin
/s/  Stephanie Sonnabend
/s/  Jon Westling

Nominating Committee

The Company’s Nominating Committee has three director members, Marshall I. Goldman, Stephanie Sonnabend and Jon Westling, each of whom the Board of Directors has determined to be independent under the NASDAQ current listing standards. The Nominating Committee operates pursuant to a written policy. The Committee has developed criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, Board and Company needs and such other criteria as the Committee shall determine to be relevant.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or persons performing similar functions. A copy of the Company’s Code of Ethics may be obtained upon written request to Investor Relations, Century Bancorp, Inc., 400 Mystic Avenue, Medford, Massachusetts 02155.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers, Directors or beneficial owners of more than 10% of the Company’s Class A Common Stock failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2007, or in prior fiscal years.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2007.

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

Composition and Responsibilities of the Compensation Committee

The Compensation Committee is a committee of the Board of Directors composed of Jon Westling as Chairman, Fraser Lemley and Roger S. Berkowitz, each of whom the Board has determined is independent as defined by the FINRA current listing standards.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Co-Chief Executive Officers’, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company does not currently maintain severance contracts, maintains only one change of control provision and did not award cash or stock incentive awards for fiscal year 2007. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee and the Board of Directors took his recommendations into consideration when setting base salaries for fiscal 2007.

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

Ultimately, the Compensation Committee and the Board of Directors have the authority to use discretion when making executive compensation determinations after review of all the information that they deem relevant.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. In recognition of the Company’s improving performance, a select number of discretionary awards were granted for fiscal 2007. Those for the Co-Chief executive Officers and the other Named Executive Officers are noted on the Summary Compensation Table.

Stock Option Plans:

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) to encourage ownership of Class A common stock of the Company by directors, officers and employees of the Company and its Affiliates and to provide additional incentives for them to promote the success of the Company’s business through awards of or relating to shares of the Company’s Class A common stock. Under the Option Plans, all officers and key employees of the Company are eligible to receive non-qualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the stocks trading value for non-qualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of the grant).

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

Option grants were not awarded in 2007.

Post-Employment Compensation

Defined Benefit Pension Plan:

The Company had a qualified Defined Benefit Pension Plan which had been offered to all employees reaching a minimum age and service requirement. In 2006 the Bank became a member of the Savings Bank Employee Retirement Association (“SBERA”) within which it maintains the qualified Defined Benefit Pension Plan. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The Trustee of SBERA, through SBERA’s Investment Committee, selects investment managers for the common and collective trust portfolio. A professional advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types. (e.g. small cap, large cap, international, etc) and styles (e.g. growth, value, etc.). The Company has closed the plan to employees hired after March 31, 2006.

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2007 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears below.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. One Co-Chief Executive Officer and four of the Named Executive Officers participated in the 401(k) plan during fiscal 2007 and received matching contributions up to a maximum of $4,500.

In fiscal 2007, the Company transferred administration of its 401(k) plan to SBERA who also operates the Company’s Defined Benefit Pension Plan as noted above.

Supplemental Executive Insurance/Retirement Income Plan:

The Company has a Supplemental Executive Insurance/Retirement Plan (the Supplemental Plan) which is limited to certain officers and employees of the Company.

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

Benefits under the plan are based upon an employee’s years of service and highest three year average compensation. The 2007 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears below.

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

Co-Chief Executive Officers’ Compensation

In recognition that the Co-Chief Executive Officers had foregone base salary increases in 2006, the company granted the Co-Chief Executive Officers a 3% increase in 2007. Based on the Company’s improved performance, the Company determined that a $15,000 cash bonus would also be payable to these officers. Total compensation granted to the Co-Chief Executive Officers during 2007 is described in the Summary Compensation Table in this statement.

Executive Officer Compensation

The Company also determined base salary increases for the Named Executive Officers other than that of the Co-Chief Executive Officers. Mr. David Woonton was awarded a 3.25% increase in base salary. In recognition of additional responsibilities assumed by Mr. Paul Evangelista, the Company determined that the compensation for his position should be comparable to that of Mr. David Woonton. Mr. Paul Evangelista was awarded a 17.3% increase paid between January and July. Mr. Brian Feeney has received a 3.25% increase in base salary. In April 2007, the Company hired William P. Hornby as Treasurer at an annual salary of $160,000. In recognition of the Company’s improving performance in 2007, cash bonuses were awarded to the above Named Executive Officers as noted in the Summary Compensation Table.

The Company based its determinations on its subjective analysis of each individual’s performance and contribution to the corporation’s goals and objectives and considered the quantitative and qualitative factors referenced above.

Executive Benefits

We limit additional executive benefits that we make available to our executive officers. Where such benefits are provided, they are intended to support other business purposes including facilitating business development efforts.

Consulting Services Agreements

Marshall M. Sloane

In May 2007, the Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provide other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $275,000 per year with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer.

Paul V. Cusick, Jr.

Upon the appointment of William P. Hornby, the Company entered into a consultancy agreement with Mr. Cusick. The Company has agreed to pay Mr. Cusick an annual consulting fee of $85,000 until August 1, 2009.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2007 for filing with the SEC.

/s/ Jon Westling, Chairman
/s/ Fraser Lemley
/s/ Roger S. Berkowitz

Compensation Paid to Executive Officers

The following table sets forth information for the two year period ended December 31, 2007 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

						Change
						in Pension
						Value and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
		Salary	Bonus	Awards	Awards	Earnings-	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	September 30, ($)	($)(1)	($)

Marshall M. Sloane (3)	2007	—	—	—	—	98,409	398,133	496,542
Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company	2006	283,101	—	—	—	—	237,181	520,282
Jonathan G. Sloane	2007	429,527	15,000	—	—	—	15,288	459,815
Co-President and Co-CEO, Century Bancorp, Inc. Co-President and Co-CEO, Century Bank and Trust Company	2006	417,016	—	—	—	134,360	10,548	561,924
Barry R. Sloane	2007	429,527	15,000	—	—	8,395	14,346	467,268
Co-President and Co-CEO, Century Bancorp, Inc. Co-President and Co-CEO, Century Bank and Trust Company	2006	417,016	—	—	—	9,925	7,476	434,417
David B. Woonton	2007	268,646	7,000	—	—	85,099	9,781	370,526
Executive Vice President, Century Bank and Trust Company	2006	257,460	—	—	—	128,213	9,295	394,968
Paul A. Evangelista	2007	260,575	7,000	—	—	41,910	7,881	317,366
Executive Vice President, Century Bank and Trust Company	2006	225,319	—	—	—	69,473	7,457	302,249
Brian J. Feeney	2007	185,857	5,000	—	—	9,290	3,814	203,961
Executive Vice President, Century Bank and Trust Company	2006	146,282	—	—	—	11,347	1,567	159,196
William P. Hornby (4)	2007	110,480	5,000	—	—	—	1,948	117,428
Chief Financial Officer and Treasurer, Century Bancorp, Inc. and Century Bank and Trust Company	2006	—	—	—	—	—	—	—
Paul V. Cusick, Jr. (Retired 2007)(2)	2007	145,579	—	—	—	—	46,006	191,585
Vice President and Treasurer, Century Bancorp, Inc. Executive Vice President, Chief Financial Officer and Treasurer, Century Bank and Trust Company	2006	286,608	—	—	—	21,233	9,464	317,305

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues.

(2)	In addition to (1) above, this amount includes $42,500 for consulting fees for 2007.

(3)	This amount includes $275,000 for consulting services, $86,665 amounts attributable to term insurance premiums for Supplemental Executive Insurance /Retirement Plan, $26,000 for Director fees as well as country club membership dues, health insurance premiums and Medicare reimbursements for 2007.

(4)	Mr. Hornby joined the Company during April of 2007; his salary reflects payment for the partial year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2007. No stock awards are unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date

Marshall M. Sloane	12,000	—	—	29.35	01/21/08
Chairman of the Board	12,000	—	—	35.01	09/17/09
Jonathan G. Sloane	6,000	—	—	15.063	01/16/11
Co-President and Co-CEO	6,000	—	—	22.50	04/01/12
	6,000	—	—	26.68	01/21/13
	7,000	—	—	31.83	09/17/14
Barry R. Sloane	7,000	—	—	31.83	09/17/14
Co-President and Co-CEO
David B. Woonton	2,000	—	—	15.063	01/16/11
Executive Vice President	2,000	—	—	22.50	04/01/12
Century Bank and Trust Company	2,000	—	—	26.68	01/21/13
	2,500	—	—	31.83	09/17/14
Paul A. Evangelista	2,000	—	—	22.50	04/01/12
Executive Vice President	2,000	—	—	26.68	01/21/13
Century Bank and Trust Company	2,500	—	—	31.83	09/17/14
Brian J. Feeney	500	—	—	15.063	01/16/11
Executive Vice President	500	—	—	22.50	04/01/12
Century Bank and Trust Company	500	—	—	26.68	01/21/13
	600	—	—	31.83	09/17/14
William P. Hornby	—	—	—	—	—
Chief Financial Officer and Treasurer

OPTIONS EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Marshall M. Sloane	1,116	2,042	—	—
Chairman of the Board
Paul V. Cusick, Jr. (Retired 2007)	1,500	10,766	—	—
Vice President and Treasurer

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

			Present
			Value of
			Accumulated	Payments
			Benefit	During Last
		Number of Years	9/30/2007	Fiscal Year
		Credited Service	($)	9/30/2007
Name	Plan Name	(#)	(1)	($)

Marshall M. Sloane	Defined Benefit	34	718,752	94,261
Chairman of the Board	Pension Plan
Jonathan G. Sloane	Defined Benefit	27	338,567	—
Co-President and Co-CEO	Pension Plan
Barry R. Sloane	Defined Benefit	4	31,952	—
Co-President and Co-CEO	Pension Plan
David B. Woonton	Defined Benefit	8	121,041	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	8	78,297	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	18	96,686	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan
Paul V. Cusick, Jr	Defined Benefit	19	557,778	—
(Retired 2007) Vice President and Treasurer

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.75% for 9/30/06 and 6.00% for 9/30/07 and the Mortality Table used is the 1994 Group Annuity Reserving Table.

(2)	Not a member of the Deferred Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Payments
			Present Value of	During
			Accumulated	Last Fiscal
		Number of Years	Benefit-	Year-
		Credited Service	9/30/2007	9/30/2007
Name	Plan Name	(#)	($)(1)	($)

Marshall M. Sloane (2)	Supplemental Executive	34	3,720,196	523,639
Chairman of the Board	Insurance/Retirement Plan
Jonathan G. Sloane (2)	Supplemental Executive	27	1,321,239	—
Co-President and Co-CEO	Insurance/Retirement Plan
Barry R. Sloane	Supplemental Executive	4	15,476	—
Co-President and Co-CEO	Insurance/Retirement Plan

Payments
			Present Value of	During
			Accumulated	Last Fiscal
		Number of Years	Benefit-	Year-
		Credited Service	9/30/2007	9/30/2007
Name	Plan Name	(#)	($)(1)	($)

David B. Woonton (2)	Supplemental Executive	8	528,257	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista (2)	Supplemental Executive	8	247,423	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney (3)	Supplemental Executive	18	—	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby (3)	Supplemental Executive	—	—	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan
Paul V. Cusick, Jr. (2) (Retired 2007)	Supplemental Executive Insurance/Retirement Plan	19	1,996,051	162,759
Vice President and Treasurer

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.75% and the Mortality Table used is the 1994 Group Annuity Reserving Table.

(2)	As of January 1, 2007, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Paul V. Cusick, Jr., Paul A. Evangelista and David B. Woonton were 100%, 100%, 100%, 40% and 47.5% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

(3)	Not a member of the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive an $8,000 retainer per year, $250 per Company Board meeting attended, $750 per Bank Board meeting attended and $500 per committee meeting attended. Joseph Senna receives $1,000 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2007

	Fees Earned or
	Paid in	All Other
Name	Cash ($)	Compensation ($)	Total ($)

George R. Baldwin	28,500	—	28,500
Roger S. Berkowitz	19,250	—	19,250
Henry L. Foster	5,000	—	5,000
Marshall I. Goldman	18,000	—	18,000
Russell B. Higley	21,750	—	21,750
Jackie Jenkins-Scott	19,750	—	19,750
Linda Sloane Kay(3)	—	114,956	114,956
Fraser Lemley	25,000	—	25,000
Joseph J. Senna	28,250	—	28,250
Barry R. Sloane	—	—	—
Jonathan G. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	21,500	—	21,500
George F. Swansburg(2)	23,750	14,500	38,250
Jon Westling	19,250	—	19,250

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

(3)	The amount listed in all other compensation includes salary of $96,889, matching contribution for the 401(k), excess group life premiums, long-term disability premiums, bonuses and taxable expense reimbursements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2007, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2007, there were 3,516,704 shares of Class A Common Stock and 2,027,100 shares of Class B Common Stock outstanding.

	Class A		% A	Class B		% B
Name and Address of Beneficial Owner	Owned		Owned	Owned		Owned

Sandler O’Neill Asset Management, LLC (12)	351,000		9.98%
712 Fifth Avenue, New York, NY 10019
Wellington Management Company, LLP(9)	347,847		9.89%
75 State Street, Boston, MA 02109
Jacobs Asset Management(10)	297,191		8.45%
One Fifth Avenue, New York, NY 10003
Castine Capital Management, LLC(11)	224,692		6.39%
One International Place, Suite 2401, Boston, MA 02110
Marshall M. Sloane(a)	30,670	(1)	0.87%	1,695,930	(2)	83.66%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,720		0.16%
Roger S. Berkowitz(a)	4,526		0.13%
Paul A. Evangelista(b)	1,226		0.03%
Brian J. Feeney(b)	—		0.00%
Henry L. Foster, D.V.M.(a)	11,203		0.32%	1,000		0.05%
Marshall I. Goldman(a)	3,423	(3)	0.10%	30,000	(4)	1.48%
Russell B. Higley, Esquire(a)	4,698		0.13%
William P. Hornby(b)	—		0.00%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	8,742	(6)	0.25%	60,000		2.96%
Fraser Lemley(a)	11,141		0.32%
Joseph J. Senna(a)	47,564	(5)	1.35%
Barry R. Sloane(a)(b)	3,233	(8)	0.09%
Jonathan G. Sloane(a)(b)	3,682	(7)	0.10%	60,000		2.96%
Stephanie Sonnabend(a)	2,761		0.08%
George F. Swansburg(a)	30,040		0.85%
Jon Westling(a)	3,931		0.11%
David B. Woonton(b)	—		0.00%
All directors and officers as a group (19 in number) (iii)	172,600		4.91%	1,846,930		91.11%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 15,991 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,430 shares held by Sloane Family Enterprises LP, and does not include 120,000 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares and 1,694,430 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 34,800 shares owned by Mr. Senna’s spouse.

(6)	Includes 8,618 shares owned by Ms. Kay’s spouse.

(7)	Includes 79.44 shares owned by Mr. Jonathan Sloane’s spouse and includes 375 shares owned by Mr. Jonathan Sloane’s children.

(8)	Includes 50 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse.

(9)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by the Wellington Management Company, LLP on February 14, 2008.

(10)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 14, 2008.

(11)	The Company has relied upon the information set forth in the Schedule 13F filed with the SEC by the Castine Capital Management, LLC on February 13, 2008.

(12)	The Company has relied upon the information set forth in the Schedule 13D filed with the SEC by the Sandler O’Neill Asset Management, LLC on February 14, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

NASDAQ Stock Market (“NASDAQ”) rules, and our governance principles, require that at least a majority of our Board be composed of “independent” directors. All of our directors other than Marshall M. Sloane, Barry R. Sloane, Jonathan G. Sloane, Linda Sloane Kay, George F. Swansburg and Russell B. Higley, Esq. are “independent” within the meaning of both the NASDAQ rules and our own corporate governance principles. Nine of our fifteen directors, therefore, are currently “independent” directors.

During 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. This property was sold to an entity affiliated with a director of the Company. The Bank financed $1.0 million of this purchase at market terms. This sale resulted in a pre-tax gain of $1,321,000.

The Bank is relocating this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This property will be leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. The lease will be for a period of fifteen years. The annual base rent amount will be $28,500 with annual increases based on the consumer price index. The Company is also required to pay 25% of all real estate taxes and operating costs. The lease contains options to extend the lease for three additional five year periods. The lease was effective on September 1, 2007. The terms of the lease were based on an independent appraisal of the property and are considered to be market terms.

Until such time as 1 Salem Street is opened as a branch, 55 High Street will be leased to the Bank as a tenant-at-will at market terms. It is anticipated that the new branch will be opened during the second or third quarter of 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee separately pre-approves each of the following services, in compliance with the requirements of the Sarbanes-Oxley Act and SEC regulations, before they are rendered by the auditor: financial statement audit, attestation, preparation of tax returns and audit of 401(k) and pension plans. The Audit Committee’s pre-approval procedures, in compliance with the requirements of the Sarbanes-Oxley Act and SEC regulations, allow the Company’s auditors to perform certain services without specific permission from the Audit Committee, as long as these services comply with the following requirements: (a) the services consist of special projects relating to strategic tax savings initiatives, corporate tax structure engagements or merger and acquisition consulting; (b) aggregate special project services cannot exceed $50,000 during the calendar year; and (c) the Audit Committee must be informed about each service at its next scheduled meeting. All other services provided by the Company’s auditor must be separately pre-approved before they are rendered.

	Fiscal 2007	Fiscal 2006
Description of Fees	Amount	Amount

Audit fees(1)	$327,000	$317,500
Audit-related fees(2)	51,750	25,000
Tax fees(3)	38,600	38,950
Other fees(4)	—	3,500

	$417,350	$384,950

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

(4)	includes fees for executive compensation disclosure review.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2007 and 2006

Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows-Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10Q.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	Supplemental Executive Retirement and Insurance Plan, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.10	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.11	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Paul V. Cusick, Jr. dated as of June 28, 2007, incorporated by reference previously filed with an 8-K filed on June 29, 2007.
10.12	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.13	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
14	Code of ethics, amended February 12, 2008, incorporated by reference previously filed with an 8-K filed on February 19, 2008.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.3	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2008.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ George F. Swansburg George F. Swansburg, Director

/s/ Roger S. Berkowitz Roger S. Berkowitz, Director	Jon Westling, Director

/s/ Marshall I. Goldman Marshall I. Goldman, Ph.D., Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman

/s/ Russell B. Higley Russell B. Higley, Esquire, Director	/s/ Jonathan G. Sloane Jonathan G. Sloane, Director, Co-President and Co-Chief Executive Officer

/s/ Jackie Jenkins-Scott Jackie Jenkins-Scott, Director	/s/ Barry R. Sloane Barry R. Sloane, Director, Co-President and Co-Chief Executive Officer

/s/ Linda Sloane Kay Linda Sloane Kay, Director Vice President, Century Bank and Trust Company	/s/ William P. Hornby William P. Hornby, CPA, Chief Financial Officer and Treasurer, Principal Financial Officer

/s/ Fraser Lemley Fraser Lemley, Director	/s/ Anthony C. LaRosa Anthony C. LaRosa, CPA, Senior Vice President, Century Bank and Trust Company, Principal Accounting Officer
/s/ Joseph J. Senna Joseph Senna, Director

/s/ Stephanie Sonnabend Stephanie Sonnabend, Director