Form 10-Q
period 2008-03-31
CENTURY BANCORP INC
filed 2008-05-08
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-15752
CENTURY BANCORP, INC.
(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA	02155

(Address of principal executive offices)	(Zip Code)
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
As of April 30, 2008, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,516,704 Shares
Class B Common Stock, $1.00 par value	2,027,100 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$73,886	$66,974
Federal funds sold and interest-bearing deposits in other banks	130,218	232,927

Total cash and cash equivalents	204,104	299,901

Securities available-for-sale, amortized cost $400,535 and $388,453, respectively	403,928	388,104
Securities held-to-maturity, market value $195,251 and $181,704, respectively	194,246	183,710
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial & industrial	130,799	117,332
Construction & land development	64,051	62,412
Commercial real estate	300,626	299,920
Residential real estate	166,828	168,204
Home equity	56,695	56,795
Consumer & other	25,312	21,588

Total loans, net	744,311	726,251
Less: allowance for loan losses	9,773	9,633

Net loans	734,538	716,618

Bank premises and equipment	22,413	21,985
Accrued interest receivable	6,800	6,590
Goodwill	2,714	2,714
Core deposit intangible	1,574	1,671
Other assets	43,217	43,457

Total assets	$1,629,065	$1,680,281

Liabilities
Deposits:
Demand deposits	$266,013	$289,526
Savings and NOW deposits	334,123	310,858
Money market accounts	275,874	234,099
Time deposits	271,836	295,578

Total deposits	1,147,846	1,130,061

Securities sold under agreements to repurchase	79,970	85,990
Other borrowed funds	217,483	289,885
Subordinated debentures	36,083	36,083
Other liabilities	25,483	19,456

Total liabilities	1,506,865	1,561,475

Stockholders’ Equity
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,516,704 shares	3,517	3,517
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,027,100 shares	2,027	2,027
Additional paid-in capital	11,553	11,553
Retained earnings	106,519	105,550

	123,616	122,647
Unrealized gains (losses) on securities available-for-sale, net of taxes	2,151	(211)
Additional pension liability, net of taxes	(3,567)	(3,630)

Total accumulated other comprehensive loss, net of taxes	(1,416)	(3,841)

Total stockholders’ equity	122,200	118,806

Total liabilities and stockholders’ equity	$1,629,065	$1,680,281

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended March 31,
	2008	2007
Interest income
Loans	$12,262	$12,971
Securities held-to-maturity	1,905	2,396
Securities available-for-sale	4,379	3,552
Federal funds sold and interest-bearing deposits in other banks	1,216	1,827

Total interest income	19,762	20,746

Interest expense
Savings and NOW deposits	1,614	1,592
Money market accounts	1,590	2,386
Time deposits	2,916	4,610
Securities sold under agreements to repurchase	516	773
Other borrowed funds and subordinated debentures	2,894	2,183

Total interest expense	9,530	11,544

Net interest income	10,232	9,202

Provision for loan losses	700	300

Net interest income after provision for loan losses	9,532	8,902

Other operating income
Service charges on deposit accounts	1,981	1,786
Lockbox fees	772	734
Net gain on sales of investments	100	—
Other income	569	329

Total other operating income	3,422	2,849

Operating expenses
Salaries and employee benefits	6,290	6,213
Occupancy	1,064	996
Equipment	730	733
Other	2,300	2,360

Total operating expenses	10,384	10,302

Income before income taxes	2,570	1,449

Provision for income taxes	770	445

Net income	$1,800	$1,004

Share data:
Weighted average number of shares outstanding, basic	5,543,804	5,541,225
Weighted average number of shares outstanding, diluted	5,546,700	5,550,653
Net income per share, basic	$0.32	$0.18
Net income per share, diluted	$0.32	$0.18
Cash dividends paid:
Class A common stock	$0.12	$0.12
Class B common stock	$0.06	$0.06
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2008 and 2007

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(In thousands)
Balance at December 31, 2006	$3,499	$2,042	$11,505	$99,859	$(10,087)	$106,818
Net income	—	—	—	1,004	—	1,004
Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $952 in taxes	—	—	—	—	1,554	1,554
Pension liability adjustment, net of $44 in taxes	—	—	—	—	63	63

Comprehensive income						2,621
Conversion of Class B common stock to Class A common stock, 13,750 shares	14	(14)	—	—	—	—
Stock options exercised, 1,116 shares	1	—	27	—	—	28
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(419)	—	(419)
Cash dividends paid, Class B common stock,$.06 per share	—	—	—	(123)	—	(123)

Balance at March 31, 2007	$3,514	$2,028	$11,532	$100,321	$(8,470)	$108,925

Balance at December 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806
Net income	—	—	—	1,800	—	1,800
Other comprehensive income, net of tax: Unrealized holding gains arising during period net of $1,380 in taxes and realized gains	—	—	—	—	2,362	2,362
Pension liability adjustment, net of $22 in taxes	—	—	—	—	32	32

Comprehensive income						4,194
Effects of changing pension plans measurement date pursuant to SFAS 158, net of $177 in taxes	—	—	—	(287)	31	(256)
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(422)	—	(422)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(122)	—	(122)

Balance at March 31, 2008	$3,517	$2,027	$11,553	$106,519	$(1,416)	$122,200

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,800	$1,004
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(229)	—
Proceeds from mortgage loans sold	230	—
Gain on sales of loans	(1)	—
Net gain on sales of investments	(100)	—
Provision for loan losses	700	300
Deferred income taxes	(137)	(154)
Net depreciation and amortization	838	881
(Increase) decrease in accrued interest receivable	(210)	310
Increase in other assets	(866)	(2,043)
Increase in other liabilities	637	591

Net cash provided by operating activities	2,662	889

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	70,455	50,992
Proceeds from sales of securities available-for-sale	65,051	—
Purchase of securities available-for-sale	(142,534)	—
Proceeds from maturities of securities held-to-maturity	54,942	4,281
Purchase of securities held-to-maturity	(65,440)	—
Loans acquired, net of discount	(4,099)	—
Net (increase) decrease in loans	(14,521)	19,247
Capital expenditures	(1,132)	(732)

Net cash (used in) provided by investing activities	(37,278)	73,788

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(23,742)	(44,528)
Net increase (decrease) in demand, savings, money market and NOW deposits	41,527	(34,375)
Net proceeds from the exercise of stock options	—	28
Cash dividends	(544)	(542)
Net increase in securities sold under agreements to repurchase	(6,020)	(2,120)
Net decrease in other borrowed funds	(72,402)	(3,623)

Net cash used in financing activities	(61,181)	(85,160)

Net decrease in cash and cash equivalents	(95,797)	(10,483)
Cash and cash equivalents at beginning of period	299,901	159,668

Cash and cash equivalents at end of period	$204,104	$149,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,674	$12,378
Income taxes	182	66
Change in unrealized losses on securities available-for-sale, net of taxes	2,362	1,554
Pension liability adjustment, net of taxes	32	63
Effects of changing pension plans measurement date pursuant to SFAS 158, net of taxes	(256)	—
Due to broker	5,022	—
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three Months Ended March 31, 2008 and 2007
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s Quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.
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

Note 2. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	March 31, 2008
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	94,787	$27.66
Cancelled	(12,000)	29.35
Outstanding at end of period	82,787	$27.41

Exercisable at end of period	82,787	$27.41

Available to be granted at end of period	188,759

On March 31, 2008, the outstanding options to purchase 82,787 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price of $27.41 and a weighted average remaining contractual life of 4.5 years. The average intrinsic value of options exercisable at March 31, 2008 had an aggregate value of $54,000.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first three months of 2008.
Note 3. Employee Benefits
The Company provides pension benefits to its employees under a noncontributory, defined benefit plan which is funded on a current basis in compliance with the requirements at the Employee Retirement Income Security Act of 1974 (“ERISA”) and recognizes costs over the estimated employee service period.
The Company also has a Supplemental Executive Insurance/Retirement Plan (the “Supplemental Plan”) which is limited to certain officers and employees of the Company. The Supplemental Plan is accrued on a current basis and recognizes costs over the estimated employee service period.
Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

Components of Net Periodic Benefit Cost for the Three Months Ending March 31,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2008	2007	2008	2007
	(In thousands)
Service cost	$205	$217	$28	$27
Interest	287	270	194	189
Expected return on plan assets	(333)	(277)	—	—
Recognized prior service (cost) benefit	(29)	(29)	16	16
Recognized net actuarial losses	53	100	13	20

Net periodic benefit cost	$183	$281	$251	$252

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $1,387,000 to the Pension Plan in 2008. As of March 31, 2008, $347,000 of the contribution had been made. The Company expects to contribute an additional $1,040,000 by the end of the year.
Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement is initially applied are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. The Company recognized $32,000, net of tax during the first three months of 2008, as amortization of amounts previously recognized in accumulated other comprehensive income. SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008. As a result of the change in the measurement date, the Company recorded an additional $433,000 pension liability adjustment as of January 1, 2008.
Note 4. Fair Value Measurements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. FASB Staff Position 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:

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
The Company has evaluated SFAS 157 and the results of the fair value hierarchy required by SFAS 157 are as follows:

		Fair Value Measurements Using
		Quoted Prices		Significant
		in Active Markets	Significant	Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities AFS	$403,928	$1,094	$401,928	$906
Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	800	—	800	—
Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS 114 (as amended). Specific allowances related to impaired loans recognized during the quarter for the estimated credit loss amounted to $576,000.
The change in the fair value of the $906,000 of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2008 and March 31, 2008 was immaterial in relation to the total market value of available-for-sale securities.
Note 5. Acquired Loans
During the first quarter of 2008 the Company purchased a loan for $4,823,000 with a discount of $724,000. The entire discount is classified as accretable discount.
In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, the Company reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments receivable in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.
The loan acquired during the first quarter of 2008 was not within the scope of the SOP.
Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of SOP No. 03-3. For such loans, the discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the term of the loan. Prepayments are not considered in the calculation of accretion income. Additionally, discount is not accreted on non-performing loans.
When a loan is paid-off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on non-performing status, prepayment fees and other loan fees.
Accrual of discount accretion are discontinued when loan payments are ninety days or more past due or the collectibility of principal and interest is not probable or estimable.
Loans are returned to accrual status when the loan is brought current in accordance with management’s anticipated cash flows at the time of loan acquisition.
Note 6. Recent Accounting Developments
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
In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 will require employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employer’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy, unless the arrangement requires the employee (or retiree) to repay the employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), in which case the employer should recognize the value of the loan including accrued interest, if applicable. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The adoption of EITF 06-10 had no impact on the Company’s results of operation or its financial position.
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

Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.6 billion as of March 31, 2008. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
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
During 2007, the Company entered into a lease agreement to open a branch located on Riverside Avenue in Medford, Massachusetts. The branch opened on April 14, 2008.
On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. The Bank is relocating this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This sale resulted in a gain of $1,321,000. The branch is scheduled to open during the second quarter of 2008.
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
Earnings for the first quarter ended March 31, 2008 were $1,800,000, or $0.32 per share diluted, compared to net income of $1,004,000, or $0.18 per share diluted, for the first quarter ended March 31, 2007.

Throughout 2007 and the first quarter of 2008, the Company has seen improvement in its net interest margin as illustrated in the graph below:
The primary factors accounting for the increase in net interest margin are:
•	a continuing decline in the cost of funds as a result of increased pricing discipline related to deposits,

•	an increase in the loan yield due to an increase in prepayment fees, particularly in the second quarter of 2007

•	the maturity of lower-yielding investment securities, and

•	an increase in the slope of the yield curve
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
In addition, a great deal of emphasis has been placed on cost control during 2008 as demonstrated by the increase of under 1% in operating expenses for the quarter ended March 31, 2008 compared to the same period last year.
Financial Condition
Loans
On March 31, 2008, total loans outstanding, net, were $744.3 million, an increase of 2.5% from the total on December 31, 2007. At March 31, 2008, commercial real estate loans accounted for 40.4% and residential real estate loans, including home equity credit lines, accounted for 30.0% of total loans.
Commercial and industrial loans increased to $130.8 million at March 31, 2008 from $117.3 million on December 31, 2007. Construction loans increased to $64.1 million at March 31, 2008 from $62.4 million on December 31, 2007.
The primary reason for the increase in loans was an increase in loan originations.
Allowance for Loan Losses
The allowance for loan losses was 1.31% of total loans on March 31, 2008 compared with 1.33% on December 31, 2007. The ratio has remained relatively stable. Net charge-offs for the three months ended March 31, 2008 were $560,000 compared to net charge-offs of $215,000 for the same period in 2007. The increase in charge-offs was mainly attributable to small business loans. Increased provision for loan losses in 2008 as compared to 2007 have been made due primarily to an increase in net charge-offs and an increase in nonaccruing loans.

During 2008, the Company has experienced increased levels of charge-offs and nonaccruing loans. Due to current uncertainties in the economy, this trend may continue if borrowers are negatively impacted by future economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccruing loans	$2,184	$1,312
Loans past due 90 days or more and still accruing	$639	$122
Other real estate owned	$452	$452
Nonaccruing loans as a percentage of total loans	.29%	.18%
As of March 31, 2008, the Company has classified its impaired loans as Level 2 within the fair value hierarchy according to SFAS 157. The fair values of these loans were based upon the estimated fair value of the underlying collateral, if any, which is considered an observable input.
Cash and Cash Equivalents
Cash and cash equivalents decreased mainly as a result of decreases in other borrowed funds. Other borrowed funds decreased mainly because of a decreased reliance on higher rate borrowings.
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

	March 31, 2008	December 31, 2007
	(In thousands)
Securities Available-for-Sale (at Fair Market Value)
U.S. Government and U.S. Government Sponsored Enterprises	$185,373	$220,765
Mortgage-backed Securities	199,193	162,162
Obligations of States and Political Subdivisions	15,931	1,678
Other Bonds and Equity Securities	3,431	3,499

Total Securities Available-for-Sale	$403,928	$388,104

Securities Held-to-Maturity (at Amortized Cost)

U.S. Government Sponsored Enterprises	$63,991	$94,987
Mortgage-backed Securities	130,255	88,723

Total Securities Held-to-Maturity	$194,246	$183,710

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $403.9 million at March 31, 2008, an increase of 4.1% from December 31, 2007. Purchases of securities available-for-sale totaled $147.6 million for the three months ended March 31, 2008. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.9 years. Included in U.S. Government and U.S. Government Sponsored Enterprises is one U.S. Government security totaling $2 million.
As of March 31, 2008, the Company owned $5 million of auction rate municipal obligations. These debt securities were issued by municipal entities, but are not debt obligations of the issuing entity. The securities are obligations of a large health care system. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation's underlying documents. As of March 31, 2008, none of the Company's auction rate securities were experiencing unsuccessful auctions.
As of March 31, 2008, the Company has classified its securities available-for-sale as Level 1, 2 or 3 within the fair value hierarchy according to SFAS 157.
The majority of the Company’s securities AFS are classified as Level 2. The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These input include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators, industry and economic events are also monitored.
Securities available-for-sale totaling $906,000, or 0.06% of assets are classified as Level 3. These securities are generally equity investments with no readily determinable fair value. The securities are generally carried at cost with periodic review of underlying financial statements to assess the appropriateness of these valuations.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $194.2 million on March 31, 2008, an increase of 5.7% from the total on December 31, 2007. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.1 years.
Deposits and Borrowed Funds
On March 31, 2008, deposits totaled $1.15 billion, representing a 1.6% increase in total deposits from December 31, 2007. Total deposits increased primarily as a result of increases in money market accounts and savings and NOW deposits, offset somewhat by decreases in time deposits and demand deposits. Money market accounts and savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first three months of the year. Time deposits decreased mainly because of decreases in higher rate deposits. The Company competed less aggressively for these types of deposits. Borrowed funds totaled $297.5 million compared to $375.9 million at December 31, 2007. Borrowed funds decreased due to the maturity of short-term borrowings.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2008			March 31, 2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$735,099	$12,378	6.76%	$725,872	$12,986	7.24%
Securities available-for-sale(5):
Taxable	388,626	4,328	4.45	396,199	3,552	3.59
Tax-exempt	3,769	77	8.17	—	—	—
Securities held-to-maturity:
Taxable	189,331	1,905	4.02	263,714	2,396	3.63
Federal funds sold	151,442	1,215	3.21	140,590	1,825	5.19
Interest-bearing deposits in other Banks	35	1	10.55	229	2	3.49

T Total interest-earning assets	1,468,302	19,904	5.43	1,526,604	20,761	5.48
Non interest-earning assets	135,548			129,615
Allowance for loan losses	(9,772)			(9,817)

Total assets	$1,594,078			$1,646,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$191,680	$814	1.71%	$201,597	$1,089	2.19%
Savings accounts	150,823	801	2.14	104,097	503	1.96
Money market accounts	248,367	1,590	2.57	298,125	2,386	3.25
Time deposits	283,893	2,915	4.13	390,618	4,610	4.79

Total interest-bearing deposits	874,763	6,120	2.81	994,437	8,588	3.50
Securities sold under agreements to repurchase	93,074	516	2.23	84,131	773	3.73
Other borrowed funds and subordinated debentures	224,699	2,894	5.18	156,742	2,183	5.65

Total interest-bearing liabilities	1,192,536	9,530	3.21%	1,235,310	11,544	3.79%

Non interest-bearing liabilities Demand deposits	259,395			279,897
Other liabilities	20,752			23,228

Total liabilities	1,472,683			1,538,435

Stockholders’ equity	121,395			107,967
Total liabilities & stockholders’
Equity	$1,594,078			$1,646,402

Net interest income on a fully taxable equivalent basis		10,374			9,217
Less taxable equivalent adjustment		(142)			(15)

Net interest income		$10,232			$9,202

Net interest spread (3)			2.22%			1.69%

Net interest margin (4)			2.82%			2.41%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2008
	Compared with
	Three Months Ended March 31, 2007
	Increase/(Decrease)
	Due to Change in
			Income
			Increase
	Volume	Rate	(Decrease)
	(dollars in thousands)
Interest income:
Loans	$163	$(771)	$(608)
Securities available-for-sale Taxable	(69)	845	776
Tax-exempt	77	—	77
Securities held-to-maturity Taxable	(728)	237	(491)
Temporary Funds	132	(742)	(610)
Interest-bearing deposits in other Banks	(3)	2	(1)

Total interest income	(428)	(429)	(857)

Interest expense:
Deposits:
NOW accounts	(51)	(224)	(275)
Savings accounts	242	56	298
Money market accounts	(361)	(435)	(796)
Time deposits	(1,143)	(552)	(1,695)

Total interest-bearing deposits	(1,313)	(1,155)	(2,468)
Securities sold under agreements to repurchase	75	(332)	(257)
Other borrowed funds and subordinated debentures	879	(168)	711

Total interest expense	(359)	(1,655)	(2,014)

Change in net interest income	$(69)	$1,226	$1,157

Net Interest Income
For the three months ended March 31, 2008, net interest income on a fully taxable equivalent basis totaled $10.4 million compared to $9.2 million for the same period in 2007, an increase of $1.2 million or 12.6%. This increase in net interest income is due to an increase of 41 basis points in the net interest margin, from 2.41% on a fully taxable equivalent basis in 2007 to 2.82% on the same basis for 2008.
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

Provision for Loan Losses
For the three months ended March 31, 2008, the loan loss provision was $700,000 compared to a provision of $300,000 for the same period last year. The provision increased mainly because of an increase in net charge-offs and an increase in nonaccruing loans. The Company’s loan loss allowance as a percentage of total loans outstanding has remained relatively stable at 1.31% at March 31, 2008 as compared to 1.33% at December 31, 2007. The coverage ratio remained stable mainly as a result of relative stability in the loan portfolio and the increase provision for loan losses.
Non-Interest Income and Expense
Other operating income for the quarter ended March 31, 2008 was $3.4 million compared to $2.8 million for the same period last year. The increase in other operating income was mainly attributable to an increase in other income of $240,000. This increase consisted mainly of $105,000 growth of cash surrender values on life insurance policies and an $86,000 increase from foreign ATM surcharges. Also, there was a $195,000 increase in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in fees charged. There was also a net gain on sales of investments of $100,000 during the first quarter of 2008.
Also, lockbox fees increased by $38,000 as a result of an increase in customer volume.
For quarter ended March 31, 2008, operating expenses increased by $82,000 or 0.8% to $10.4 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $77,000 in salaries and employee benefits and $68,000 in occupancy expenses offset somewhat by a decrease in other expenses. Equipment expenses remained relatively stable. Salaries and employee benefits increased mainly as a result of an increase in staffing, salaries and health insurance costs. Occupancy expense increased mainly because of an increase in maintenance expenses. Other expenses decreased mainly as a result of decreases in marketing expenses offset somewhat by an increase in personnel recruitment expenses.
Income Taxes
For the first quarter of 2008, the Company’s income tax expense totaled $770,000 on pretax income of $2.6 million for an effective tax rate of 30.0%. For last year’s corresponding quarter, the Company’s income tax expense totaled $445,000 on pretax income of $1.4 million for an effective tax rate of 30.7%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in non-taxable income compared to the first quarter of the prior year.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there have been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2008 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A
Risk Factors — Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.
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
3.2 Bylaws of Century Bancorp, Inc. amended on October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.
10.14 Defined Benefit Pension Plan and Trust, plan document sponsored by Savings Bank Employee Retirement Association.
10.15 Defined Contribution Plan, plan document sponsored by Savings Bank Employee Retirement Association.
31.1 Certification of Co-President and Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2 Certification of Co-President and Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.3 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
+ 32.1 Certification of Co-President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ 32.2 Certification of Co-President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+ 32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	Century Bancorp, Inc

/s/ Barry R. Sloane Barry R. Sloane	/s/ Jonathan G. Sloane Jonathan G. Sloane
Co-President and Co-Chief Executive Officer	Co-President and Co-Chief Executive Officer

/s/ William P. Hornby, CPA William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)