Form 10-Q
period 2008-06-30
CENTURY BANCORP INC
filed 2008-08-07
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-15752
CENTURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA	02155

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑  No
As of July 31, 2008, the Registrant had outstanding:

Class A Common Stock, $1.00 par value Class B Common Stock, $1.00 par value	3,514,107 Shares 2,027,100 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$78,641	$66,974
Federal funds sold and interest-bearing deposits in other banks	93,003	232,927

Total cash and cash equivalents	171,644	299,901

Securities available-for-sale, amortized cost $470,071 and $388,453, respectively	468,827	388,104
Securities held-to-maturity, market value $200,567 and $181,704, respectively	203,693	183,710
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial & industrial	124,996	117,332
Construction & land development	55,519	62,412
Commercial real estate	311,550	299,920
Residential real estate	179,053	168,204
Home equity	83,113	67,434
Consumer & other	10,258	10,949

Total loans, net	764,489	726,251
Less: allowance for loan losses	9,469	9,633

Net loans	755,020	716,618

Bank premises and equipment	22,497	21,985
Accrued interest receivable	6,356	6,590
Goodwill	2,714	2,714
Core deposit intangible	1,477	1,671
Other assets	66,499	43,457

Total assets	$1,714,258	$1,680,281

Liabilities

Deposits:
Demand deposits	$284,942	$289,526
Savings and NOW deposits	335,608	310,858
Money market accounts	306,194	234,099
Time deposits	247,304	295,578

Total deposits	1,174,048	1,130,061

Securities sold under agreements to repurchase	99,150	85,990
Other borrowed funds	257,585	289,885
Subordinated debentures	36,083	36,083
Other liabilities	26,772	19,456

Total liabilities	1,593,638	1,561,475

Stockholders’ Equity

Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,516,304 shares and 3,516,704 shares, respectively	3,516	3,517
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,027,100 shares	2,027	2,027
Additional paid-in capital	11,547	11,553
Retained earnings	107,852	105,550

	124,942	122,647
Unrealized losses on securities available-for-sale, net of taxes	(786)	(211)
Additional pension liability, net of taxes	(3,536)	(3,630)

Total accumulated other comprehensive loss, net of taxes	(4,322)	(3,841)

Total stockholders’ equity	120,620	118,806

Total liabilities and stockholders’ equity	$1,714,258	$1,680,281

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$11,882	$13,132	$24,144	$26,103
Securities held-to-maturity	2,094	2,350	3,999	4,746
Securities available-for-sale	4,757	3,451	9,136	7,003
Federal funds sold and interest-bearing deposits in other banks	737	1,904	1,953	3,731

Total interest income	19,470	20,837	39,232	41,583

Interest expense
Savings and NOW deposits	1,458	1,590	3,072	3,182
Money market accounts	1,829	2,436	3,419	4,822
Time deposits	2,271	4,047	5,187	8,657
Securities sold under agreements to repurchase	359	771	875	1,544
Other borrowed funds and subordinated debentures	2,897	2,204	5,791	4,387

Total interest expense	8,814	11,048	18,344	22,592

Net interest income	10,656	9,789	20,888	18,991

Provision for loan losses	925	300	1,625	600

Net interest income after provision for loan losses	9,731	9,489	19,263	18,391

Other operating income
Service charges on deposit accounts	2,028	1,863	4,009	3,649
Lockbox fees	827	823	1,599	1,557
Net gain on sales of investments	2	—	102	—
Other income	620	406	1,189	735

Total other operating income	3,477	3,092	6,899	5,941

Operating expenses
Salaries and employee benefits	6,315	6,287	12,605	12,500
Occupancy	1,079	918	2,143	1,914
Equipment	742	773	1,472	1,506
Other	2,607	2,269	4,907	4,629

Total operating expenses	10,743	10,247	21,127	20,549

Income before income taxes	2,465	2,334	5,035	3,783

Provision for income taxes	589	711	1,359	1,156

Net income	$1,876	$1,623	$3,676	$2,627

Share data:
Weighted average number of shares outstanding, basic	5,543,781	5,542,304	5,543,792	5,541,768
Weighted average number of shares outstanding, diluted	5,546,128	5,548,105	5,546,423	5,549,651
Net income per share, basic	$0.34	$0.29	$0.66	$0.47
Net income per share, diluted	$0.34	$0.29	$0.66	$0.47
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.24	$0.24
Class B common stock	$0.06	$0.06	$0.12	$0.12
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2008 and 2007

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(In thousands)
Balance at December 31, 2006	$3,499	$2,042	$11,505	$99,859	$(10,087)	$106,818

Net income	—	—	—	2,627	—	2,627

Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $721 in taxes	—	—	—	—	1,137	1,137

Pension liability adjustment, net of $88 in taxes	—	—	—	—	126	126

Comprehensive income						3,890

Conversion of Class B common stock to
Class A common stock, 13,850 shares	14	(14)	—	—	—	—

Stock options exercised, 1,116 shares	1	—	27	—	—	28

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(840)	—	(840)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(246)	—	(246)

Balance at June 30, 2007	$3,514	$2,028	$11,532	$101,400	$(8,824)	$109,650

Balance at December 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806

Net income	—	—	—	3,676	—	3,676

Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $358 in taxes and realized gains	—	—	—	—	(575)	(575)

Pension liability adjustment, net of $44 in taxes	—	—	—	—	63	63

Comprehensive income						3,164

Effects of changing pension plans measurement date pursuant to SFAS 158, net of $177 in taxes	—	—	—	(287)	31	(256)

Stock repurchased, 400 shares	(1)	—	(6)			(7)

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(843)	—	(843)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(244)	—	(244)

Balance at June 30, 2008	$3,516	$2,027	$11,547	$107,852	$(4,322)	$120,620

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,676	$2,627
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(341)	—
Proceeds from mortgage loans sold	343	—
Gain on sales of loans	(2)	—
Net gain on sales of investments	(102)	—
Provision for loan losses	1,625	600
Deferred income taxes	(108)	(357)
Net depreciation and amortization	1,748	1,788
Decrease in accrued interest receivable	234	413
Increase in other assets	(2,654)	(3,243)
Increase in other liabilities	553	198

Net cash provided by operating activities	4,972	2,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	181,724	99,889
Proceeds from sales of securities available-for-sale	68,736	—
Purchase of securities available-for-sale	(345,491)	(49,721)
Proceeds from maturities of securities held-to-maturity	71,498	9,008
Purchase of securities held-to-maturity	(91,431)	—
Loan acquired, net of discount	(4,099)	—
Net (increase) decrease in loans	(35,928)	13,541
Capital expenditures	(1,994)	(1,751)

Net cash (used in) provided by investing activities	(156,985)	70,966

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(48,274)	(96,690)
Net increase (decrease) in demand, savings, money market and NOW deposits	92,261	(38,221)
Net proceeds from the exercise of stock options	—	28
Net payments for the repurchase of stock	(4)	—
Cash dividends	(1,087)	(1,086)
Net increase (decrease) in securities sold under agreements to repurchase	13,160	(1,370)
Net (decrease) increase in other borrowed funds	(32,300)	12,160

Net cash provided by (used in) financing activities	23,756	(125,179)

Net decrease in cash and cash equivalents	(128,257)	(52,187)
Cash and cash equivalents at beginning of period	299,901	159,668

Cash and cash equivalents at end of period	$171,644	$107,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,454	$23,497
Income taxes	2,023	1,472
Change in unrealized (losses) gains on securities available-for-sale, net of taxes	(575)	1,137
Pension liability adjustment, net of taxes	63	126
Effects of changing pension plans measurement date pursuant to SFAS 158, net of taxes	(256)	—
Due to broker	6,459	—
Due from broker	19,865	—
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three and Six Ended June 30, 2008 and 2007
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

Note 2. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	June 30, 2008
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	94,787	$27.66
Cancelled	(12,050)	29.36
Outstanding at end of period	82,737	$27.41

Exercisable at end of period	82,737	$27.41

Available to be granted at end of period	188,809

On June 30, 2008, the outstanding options to purchase 82,737 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price of $27.41 and a weighted average remaining contractual life of 4.2 years. The average intrinsic value of options exercisable at June 30, 2008 had an aggregate value of $29,000.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2008.
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
     Components of Net Periodic Benefit Cost for the Three Months Ending June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2008	2007	2008	2007
	(In thousands)
Service cost	$205	$217	$28	$27
Interest	287	270	193	190
Expected return on plan assets	(333)	(278)	—	—
Recognized prior service (cost) benefit	(29)	(29)	16	16
Recognized net actuarial losses	53	100	13	20

Net periodic benefit cost	$183	$280	$250	$253

Components of Net Periodic Benefit Cost for the Six Months Ending June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2008	2007	2008	2007
	(In thousands)
Service cost	$410	$434	$56	$54
Interest	574	540	387	379
Expected return on plan assets	(666)	(555)	—	—
Recognized prior service (cost) benefit	(58)	(58)	32	32
Recognized net actuarial losses	106	200	26	40

Net periodic benefit cost	$366	$561	$501	$505

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $1,387,000 to the Pension Plan in 2008. As of June 30, 2008, $693,000 of the contribution had been made. The Company expects to contribute an additional $694,000 by the end of the year.
Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement is initially applied are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. The Company recognized $63,000, net of tax during the first six months of 2008, as amortization of amounts previously recognized in accumulated other comprehensive income. SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008. As a result of the change in the measurement date, the Company recorded an additional $433,000 pension liability adjustment as of January 1, 2008.
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
The Company has evaluated SFAS 157 and the results of the fair value hierarchy required by SFAS 157 as of June 30, 2008 are as follows:

	Fair Value Measurements Using
		Quoted Prices		Significant
		in Active Markets	Significant	Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities AFS	$468,827	$861	$465,293	$2,673
Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	728	—	728	—
Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS 114 (as amended). Specific provisions related to impaired loans recognized during the quarter and the year-to-date period for the estimated credit loss amounted to $274,000.
There were purchases of $2,520,000 and maturities of $753,000 for a net increase of $1,767,000 in the fair value to $2,673,000 of available-for-sale securities valued using significant unobservable inputs (Level 3), between April 1, 2008 and June 30, 2008. The increase was attributable to an increase in certain municipal securities without readily available market values. The securities in this category are generally equity investments or municipal securities with no readily determinable fair value. In the judgment of management, the fair value of these securities was considered to approximate their carrying value because they were deemed to be fully collectible and the rates paid on the securities were at least equal to rates paid on securities with similar maturities.
Note 5. Acquired Loans
During the first quarter of 2008 the Company purchased a loan for $4,823,000 with a discount of $724,000. The entire discount is classified as accretable discount. The Company accreted $11,000 of the discount during the first six months of the year.

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
Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). In December 2007, the FASB issued SFAS 141R and SFAS 160. These statements require significant changes in the accounting and reporting for business acquisitions and the reporting of noncontrolling interests in subsidiaries. Among many changes under SFAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS 141R applies prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for applying SFAS 160 is also the first annual reporting period beginning on or after December 15, 2008. Adoption of these statements will affect the Company’s accounting for any business acquisitions occurring after the effective date and the reporting of any noncontrolling interests in subsidiaries existing on or after the effective date.
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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.7 billion as of June 30, 2008. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
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
On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. The Bank relocated this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This sale resulted in a gain of $1,321,000. The branch opened on May 5, 2008.
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
The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through its division, Investment Services at Century Bank, in conjunction with Linsco/Private Ledger Corp. (“LPL”), an unaffiliated registered securities broker-dealer and investment advisor.
The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 39% of the 351 cities and towns in Massachusetts.
Earnings for the second quarter ended June 30, 2008 were $1,876,000, or $0.34 per share diluted, compared to net income of $1,623,000, or $0.29 per share diluted, for the second quarter ended June 30, 2007. For the first six months of 2008, net income totaled $3,676,000, or $0.66 per share diluted, an increase of 39.9% when compared to net income of $2,627,000, or $0.47 per share diluted, for the same period a year ago. Throughout 2007 and the second quarter of 2008, the Company has seen improvement in its net interest margin as illustrated in the graph below:
The primary factors accounting for the increase in net interest margin are:
•	a continuing decline in the cost of funds as a result of increased pricing discipline related to deposits,

•	an increase in average loans outstanding during 2008,

•	an increase in the loan yield due to an increase in prepayment fees, particularly in the second quarter of 2007,

•	the maturity of lower-yielding investment securities,

•	an increase in the slope of the yield curve, and

•	an increase in investment yields due, in part, to taking advantage of elevated yields in the municipal auction rate securities market.
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
In addition, a great deal of emphasis has been placed on cost control during 2008 as demonstrated by the increase of under 3% in operating expenses for the six-month period ended June 30, 2008 compared to the same period last year.

Financial Condition
Loans
On June 30, 2008, total loans outstanding, net, were $764.5 million, an increase of 5.3% from the total on December 31, 2007. At June 30, 2008, commercial real estate loans accounted for 40.8% and residential real estate loans, including home equity loans, accounted for 34.3% of total loans.
Commercial and industrial loans increased to $125.0 million at June 30, 2008 from $117.3 million on December 31, 2007. Construction loans decreased to $55.5 million at June 30, 2008 from $62.4 million on December 31, 2007.
The primary reason for the increase in loans was an increase in loan originations.
Allowance for Loan Losses
The allowance for loan losses was 1.24% of total loans on June 30, 2008 compared with 1.33% on December 31, 2007. The ratio has decreased mainly as a result of an increase in net charge-offs. Net charge-offs for the six months ended June 30, 2008 were $1,789,000 compared to net charge-offs of $999,000 for the same period in 2007. The increase in charge-offs was mainly attributable to small business loans. Increased provision for loan losses in 2008 as compared to 2007 have been made due primarily to an increase in net charge-offs and an increase in nonaccruing loans.
During 2008, the Company has experienced increased levels of charge-offs and nonaccruing loans. Due to current uncertainties in the economy, this trend may continue if borrowers are negatively impacted by future economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses.
At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccruing loans	$3,382	$1,312
Loans past due 90 days or more and still accruing	$—	$122
Other real estate owned	$452	$452
Nonaccruing loans as a percentage of total loans	.44%	.18%
As of June 30, 2008, the Company has classified its impaired loans as Level 2 within the fair value hierarchy according to SFAS 157. The fair values of these loans were based upon the estimated fair value of the underlying collateral, if any, which is considered an observable input.
Cash and Cash Equivalents
Cash and cash equivalents decreased mainly as a result of decreases in other borrowed funds. Other borrowed funds decreased mainly because of a repayment of short term borrowings.
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

	June 30, 2008	December 31, 2007
	(In thousands)
Securities Available-for-Sale (at Fair Market Value)

U.S Treasury	$2,036	$2,036
U.S. Government Sponsored Enterprises	187,230	218,729
Mortgage-backed Securities	214,442	162,162
Obligations Issued by States and Political Subdivisions	61,969	1,678
Other Bonds and Equity Securities	3,150	3,499

Total Securities Available-for-Sale	$468,827	$388,104

Included in Mortgage-backed securities are securities guaranteed by U.S. Government Sponsored Enterprises totaling $204,349,000 and $148,856,000 at June 30, 2008 and December 31, 2007, respectively. The remainder of the Mortgage-backed securities is issued by non-governmental entities.

Securities Held-to-Maturity (at Amortized Cost)

U.S. Government Sponsored Enterprises	$53,994	$94,987
Mortgage-backed Securities	149,699	88,723

Total Securities Held-to-Maturity	$203,693	$183,710

At June 30, 2008 and December 31, 2007, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.
Securities Available-for-Sale
The securities available-for-sale portfolio totaled $468.8 million at June 30, 2008, an increase of 20.8% from December 31, 2007. Purchases of securities available-for-sale totaled $352.0 million for the six months ended June 30, 2008. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 5.9 years. Excluding auction rate municipal obligations (“ARS”) and variable rate demand notes (“VRDN”), which have maturities of up to 30 years, but reprice frequently, the estimated average remaining life is 3.8 years.
Included in Obligations Issued by States and Political Subdivisions as of June 30, 2008, are $44.3 million of ARS’s and $11.6 million of VRDN’s. These debt securities were issued by governmental entities, but are not debt obligations of the issuing entity. The securities are obligations of large non-profit entities. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARS’s and by prevailing market rates for VRDN’s. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second quarter of 2008 to take advantage of yields available due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligor.
In the case of a failed auction, the Company may not have access to funds as only a limited market exists for failed ARS’s. As of June 30, 2008, three of the Company’s ARS’s with a fair value of $12.61 million and an amortized cost of $12.57 million were experiencing unsuccessful auctions. These ARS’s were purchased subsequent to their failure at discounts to their face amount. These securities were issued by governmental entities, and are the debt of non-profit organizations which the Company believes to be creditworthy. As of June 30, 2008 the weighted average taxable equivalent yield on these securities was 4.66%.
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
Securities available-for-sale totaling $2,673,000, or 0.16% of assets are classified as Level 3. These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are generally carried at cost with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $203.7 million on June 30, 2008, an increase of 10.9% from the total on December 31, 2007. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.7 years.
Deposits and Borrowed Funds
On June 30, 2008, deposits totaled $1.17 billion, representing a 3.9% increase in total deposits from December 31, 2007. Total deposits increased primarily as a result of increases in money market accounts and savings and NOW deposits, offset somewhat by decreases in time deposits and demand deposits. Money market accounts and savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first six months of the year. Time deposits decreased mainly because of decreases in higher rate deposits. The Company competed less aggressively for these types of deposits. Borrowed funds totaled $356.7 million compared to $375.9 million at December 31, 2007. Borrowed funds decreased due to the maturity of short-term borrowings.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2008			June 30, 2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$749,238	$12,002	6.43%	$714,082	$13,151	7.38%
Securities available-for-sale(5):
Taxable	390,027	4,304	4.41	365,386	3,451	3.78
Tax-exempt	60,562	692	4.53	17	—	5.97
Securities held-to-maturity:
Taxable	195,570	2,094	4.28	259,258	2,349	3.62
Federal funds sold	142,441	733	2.04	144,760	1,903	5.26
Interest-bearing deposits in other banks	464	3	2.43	172	2	4.62

Total interest-earning assets	1,538,302	19,828	5.16	1,483,675	20,856	5.63
Non interest-earning assets	137,080			128,855
Allowance for loan losses	(9,648)			(9,770)

Total assets	$1,665,734			$1,602,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$204,066	$776	1.53%	$208,601	$1,086	2.09%
Savings accounts	165,719	682	1.66	102,304	504	1.98
Money market accounts	312,938	1,829	2.35	297,753	2,436	3.28
Time deposits	256,392	2,271	3.56	344,429	4,047	4.71

Total interest-bearing deposits	939,115	5,558	2.38	953,087	8,073	3.40
Securities sold under agreements to repurchase	97,126	359	1.49	83,073	771	3.72
Other borrowed funds and subordinated debentures	226,780	2,897	5.14	156,884	2,204	5.63

Total interest-bearing liabilities	1,263,021	8,814	2.81%	1,193,044	11,048	3.71%

Non interest-bearing liabilities
Demand deposits	259,633			276,860
Other liabilities	21,846			23,449

Total liabilities	1,544,500			1,493,353

Stockholders’ equity	121,234			109,407
Total liabilities & stockholders’ equity	$1,665,734			$1,602,760

Net interest income on a fully taxable equivalent basis		11,014			9,808
Less taxable equivalent adjustment		(358)			(19)

Net interest income		$10,656			$9,789

Net interest spread (3)			2.35%			1.92%

Net interest margin (4)			2.86%			2.64%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2008			June 30, 2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$742,168	$24,385	6.60%	$719,945	$26,136	7.31%
Securities available-for-sale(5):
Taxable	389,326	8,632	4.43	380,707	7,003	3.68
Tax-exempt	32,166	771	4.74	9	—	5.63
Securities held-to-maturity:
Taxable	192,451	3,999	4.16	261,474	4,746	3.63
Federal funds sold	146,941	1,948	2.62	142,695	3,727	5.22
Interest-bearing deposits in other banks	250	4	3.03	191	4	2.30

Total interest-earning assets	1,503,302	39,739	5.30	1,505,021	41,616	5.55
Non interest-earning assets	136,314			129,157
Allowance for loan losses	(9,710)			(9,793)

Total assets	$1,629,906			$1,624,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$197,872	$1,590	1.62%	$205,119	$2,175	2.14%
Savings accounts	158,271	1,483	1.88	103,195	1,007	1.97
Money market accounts	280,652	3,420	2.45	297,938	4,822	3.26
Time deposits	270,144	5,185	3.86	367,396	8,657	4.75

Total interest-bearing deposits	906,939	11,678	2.59	973,648	16,661	3.45
Securities sold under agreements to repurchase	95,100	875	1.86	83,599	1,544	3.72
Other borrowed funds and subordinated debentures	225,739	5,791	5.16	156,814	4,387	5.64

Total interest-bearing liabilities	1,227,778	18,344	3.00%	1,214,061	22,592	3.75%

Non interest-bearing liabilities
Demand deposits	259,513			278,371
Other liabilities	21,300			23,338

Total liabilities	1,508,591			1,515,770

Stockholders’ equity	121,315			108,615
Total liabilities & stockholders’ equity	$1,629,906			$1,624,385

Net interest income on a fully taxable equivalent basis		21,395			19,024
Less taxable equivalent adjustment		(507)			(33)

Net interest income		$20,888			$18,991

Net interest spread (3)			2.30%			1.80%

Net interest margin (4)			2.85%			2.52%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Compared with			Compared with
	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$624	$(1,773)	$(1,149)	$791	$(2,542)	$(1,751)
Securities available-for-sale
Taxable	244	609	853	162	1,467	1,629
Tax-exempt	687	5	692	771	0	771
Securities held-to-maturity
Taxable	(637)	382	(255)	(1,370)	623	(747)
Federal funds sold	(30)	(1,140)	(1,170)	108	(1,887)	(1,779)
Interest-bearing deposits in other banks	2	(1)	1	1	(1)	0

Total interest income	890	(1,918)	(1,028)	463	(2,340)	(1,877)

Interest expense:
Deposits:
NOW accounts	(23)	(287)	(310)	(75)	(510)	(585)
Savings accounts	273	(95)	178	519	(43)	476
Money market accounts	119	(726)	(607)	(268)	(1,134)	(1,402)
Time deposits	(906)	(870)	(1,776)	(2,049)	(1,423)	(3,472)

Total interest-bearing deposits	(537)	(1,978)	(2,515)	(1,873)	(3,110)	(4,983)
Securities sold under agreements to repurchase	113	(525)	(412)	190	(859)	(669)
Other borrowed funds and subordinated debentures	910	(217)	693	1,800	(396)	1,404

Total interest expense	486	(2,720)	(2,234)	117	(4,365)	(4,248)

Change in net interest income	$404	$802	$1,206	$346	$2,025	$2,371

Net Interest Income
For the three months ended June 30, 2008, net interest income on a fully taxable equivalent basis totaled $11.0 million compared to $9.8 million for the same period in 2007, an increase of $1.2 million or 12.3%. This increase in net interest income is due to an increase of 22 basis points in the net interest margin, from 2.64% on a fully taxable equivalent basis in 2007 to 2.86% on the same basis for 2008. Included in interest income for the quarter ended June 30, 2008 is $33,000 of prepayment fees collected on loans compared to $287,000 for the same period a year ago, a decrease of $254,000.
For the six months ended June 30, 2008, net interest income on a fully taxable equivalent basis totaled $21.4 million compared to $19.0 million for the same period in 2007, an increase of $2.4 million or 12.5%. This increase in net interest income is due to an increase of 33 basis points in the net interest margin, from 2.52% on a fully taxable equivalent basis in 2007 to 2.85% on the same basis for 2008. Included in interest income for the six months ended June 30, 2008 is $53,000 of prepayment fees collected on loans compared to $418,000 for the same period a year ago, a decrease of $365,000.
The major reasons for the increased net interest margin are highlighted in the Executive Overview section of this Form 10-Q.

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
Provision for Loan Losses
For the three months ended June 30, 2008, the loan loss provision was $925,000 compared to a provision of $300,000 for the same period last year. For the six months ended June 30, 2008, the loan loss provision was $1,625,000 compared to a provision of $600,000 for the same period last year. The provision increased mainly because of an increase in net charge-offs, an increase in nonaccruing loans and an increase in loan balances. The Company’s loan loss allowance as a percentage of total loans outstanding has declined somewhat to 1.24% at June 30, 2008 from 1.33% at December 31, 2007.
Non-Interest Income and Expense
Other operating income for the quarter ended June 30, 2008 was $3.5 million compared to $3.1 million for the same period last year. The increase in other operating income was mainly attributable to an increase in other income of $214,000. This increase consisted mainly of $93,000 increase from foreign ATM surcharges, $51,000 increase in the growth of cash surrender values on life insurance policies and a $27,000 increase on merchant sales royalties. Also, there was a $165,000 increase in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in fees charged.
Other operating income for the six months ended June 30, 2008 was $6.9 million compared to $5.9 million for the same period last year. The increase in other operating income was mainly attributable to an increase in other income of $454,000. This increase consisted mainly of $179,000 increase from foreign ATM surcharges, $156,000 increase in the growth of cash surrender values on life insurance policies and a $59,000 increase on merchant sales royalties. Also, there was a $360,000 increase in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in fees charged. There was also a net gain on sales of investments of $102,000 during the first six months of 2008. Also, lockbox fees increased by $42,000 as a result of an increase in customer volume.
For the quarter ended June 30, 2008, operating expenses increased by $496,000 or 4.8% to $10.7 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $338,000 in other expenses and $161,000 in occupancy expenses. Other expenses increased mainly as a result of an increase in FDIC assessments, legal expenses, ATM transaction costs and bank processing charges. FDIC assessments increased as a result of the complete usage of a one-time assessment credit during the first quarter of 2008. Occupancy expenses increased mainly as a result of increases in rent expense associated with general rent escalations as well as retail branch expansion, depreciation and real estate taxes. Salaries and employee benefits increased by $28,000 and equipment expenses decreased by $31,000.
For six months ended June 30, 2008, operating expenses increased by $578,000 or 2.9% to $21.1 million, from the same period last year. The increase in operating expenses for the six month period was mainly attributable to an increase of $278,000 in other expenses and $229,000 in occupancy expenses and $105,000 in salaries and employee benefits. Other expenses increased mainly as a result of an increase in FDIC assessments, legal expenses, personnel recruitment and debit card losses. FDIC assessments increased as a result of the complete usage of a one-time assessment credit during the first quarter of 2008. Occupancy expenses increased mainly as a result of increases in rent expense associated with general rent escalations as well as retail branch expansion, depreciation and real estate taxes. Salaries and employee benefits increased mainly as a result of increases in staffing, salaries and health insurance costs, offset somewhat by a decrease in pension expense. Equipment expenses decreased by $34,000.
Income Taxes
For the second quarter of 2008, the Company’s income tax expense totaled $589,000 on pretax income of $2.5 million for an effective tax rate of 23.9%. For last year’s corresponding quarter, the Company’s income tax expense totaled $711,000 on pretax income of $2.3 million for an effective tax rate of 30.5%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in tax exempt interest income compared to the second quarter of the prior year.
For the first six months of 2008, the Company’s income tax expense totaled $1.4 million on pretax income of $5.0 million for an effective tax rate of 27.0%. For last year’s corresponding period, the Company’s income tax expense totaled $1.2 million on pretax income of $3.8 million for an effective tax rate of 30.6%. The effective income tax rate decreased for the current period mainly as a result of an increase in tax exempt interest income compared to the first six months of the prior year.
On July 3, 2008 the state of Massachusetts enacted a law that included reducing the tax rates on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company is continuing to analyze the impact of this law and as a result of revaluing its net deferred tax asset, we estimate the impact to be additional tax expense of between $50,000 and $100,000. This charge is expected to be recognized during the third quarter of 2008.
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
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2008 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
June 1st — June 30th, 2008	400	$17.57	400	299,600

(1)	On July 10, 2007, the Company announced a Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program. On July 8, 2008, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares.
Item 3 Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a vote of Security Holders
On April 8, 2008, the Company held its annual meeting of stockholders for the purpose of the election of 14 Directors to one year terms and ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the Company and to vote and act with discretionary authority upon any other matters for the year ending December 31, 2008.
The number of votes cast at the meeting was as follows:

	Number of	Number of
	Votes For	Votes Withheld
Election of Directors:
George R. Baldwin	1,909,140	0
Roger S. Berkowitz	1,909,140	0
Marshall I. Goldman	1,909,140	0
Russell B. Higley	1,909,140	0
Jackie Jenkins-Scott	1,909,140	0
Linda Sloane Kay	1,908,840	300
Fraser Lemley	1,908,840	300
Joseph J. Senna	1,909,140	0
Barry R. Sloane	1,909,140	0
Jonathan G. Sloane	1,909,140	0
Marshall M. Sloane	1,909,140	0
Stephanie Sonnabend	1,909,140	0
George F. Swansburg	1,909,140	0
Jon Westling	1,909,140	0

	Number of	Number of	Number of Votes
	Votes For	Votes Against	Abstained
Ratification of appointment of the independent registered public accounting firm.	1,909,140	0	0

	Number of	Number of	Number of Votes
	Votes For	Votes Against	Abstained
To vote and act with discretionary authority upon, or in regard to, any other matters which may properly come before the Annual Meeting or any adjorned session thereof.	1,905,840	0	3,300
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
3.2 Bylaws of Century Bancorp, Inc. amended on October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.
10.14 Defined Benefit Pension Plan and Trust, plan document sponsored by Savings Bank Employee Retirement Association, incorporated by reference previously filed with the March 31, 2008 10-Q.
10.15 Defined Contribution Plan, plan document sponsored by Savings Bank Employee Retirement Association, incorporated by reference previously filed with the March 31, 2008 10-Q.
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

Date: August 7, 2008	Century Bancorp, Inc

/s/ Barry R. Sloane	/s/ Jonathan G. Sloane

Barry R. Sloane	Jonathan G. Sloane
Co-President and Co-Chief Executive Officer	Co-President and Co-Chief Executive Officer

/s/ William P. Hornby, CPA
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)