Form 10-Q
period 2008-09-30
CENTURY BANCORP INC
filed 2008-11-10
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2008, the Registrant had outstanding:

Class A Common Stock, $1.00 par value Class B Common Stock, $1.00 par value	3,511,857 Shares 2,027,100 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$61,671	$66,974
Federal funds sold and interest-bearing deposits in other banks	79,417	232,927

Total cash and cash equivalents	141,088	299,901

Securities available-for-sale, amortized cost $524,554 and $388,453, respectively	522,800	388,104
Securities held-to-maturity, market value $190,925 and $181,704, respectively	193,686	183,710
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial & industrial	130,086	117,332
Construction & land development	48,866	62,412
Commercial real estate	327,507	299,920
Residential real estate	191,347	168,204
Home equity	95,069	67,434
Consumer & other	8,771	10,949

Total loans, net	801,646	726,251
Less: allowance for loan losses	10,254	9,633

Net loans	791,392	716,618

Bank premises and equipment	22,285	21,985
Accrued interest receivable	7,119	6,590
Goodwill	2,714	2,714
Core deposit intangible	1,380	1,671
Other assets	47,255	43,457

Total assets	$1,745,250	$1,680,281

Liabilities

Deposits:
Demand deposits	$276,413	$289,526
Savings and NOW deposits	350,867	310,858
Money market accounts	317,390	234,099
Time deposits	293,260	295,578

Total deposits	1,237,930	1,130,061

Securities sold under agreements to repurchase	84,305	85,990
Other borrowed funds	243,577	289,885
Subordinated debentures	36,083	36,083
Other liabilities	21,041	19,456

Total liabilities	1,622,936	1,561,475

Stockholders’ Equity

Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,513,607 shares and 3,516,704 shares, respectively	3,514	3,517
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,027,100 shares	2,027	2,027
Additional paid-in capital	11,507	11,553
Retained earnings	109,868	105,550

	126,916	122,647

Unrealized losses on securities available-for-sale, net of taxes	(1,098)	(211)
Additional pension liability, net of taxes	(3,504)	(3,630)

Total accumulated other comprehensive loss, net of taxes	(4,602)	(3,841)

Total stockholders’ equity	122,314	118,806

Total liabilities and stockholders’ equity	$1,745,250	$1,680,281

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$12,583	$13,637	$36,727	$39,740
Securities held-to-maturity	2,191	2,299	6,190	7,045
Securities available-for-sale	5,563	3,555	14,699	10,558
Federal funds sold and interest-bearing deposits in other banks	554	1,453	2,507	5,184

Total interest income	20,891	20,944	60,123	62,527

Interest expense
Savings and NOW deposits	1,524	1,711	4,596	4,893
Money market accounts	2,061	2,230	5,480	7,052
Time deposits	2,155	3,606	7,342	12,263
Securities sold under agreements to repurchase	330	884	1,205	2,428
Other borrowed funds and subordinated debentures	2,862	2,404	8,653	6,791

Total interest expense	8,932	10,835	27,276	33,427

Net interest income	11,959	10,109	32,847	29,100

Provision for loan losses	1,350	300	2,975	900

Net interest income after provision for loan losses	10,609	9,809	29,872	28,200

Other operating income
Service charges on deposit accounts	2,032	1,981	6,041	5,630
Lockbox fees	700	705	2,299	2,262
Net gain on sales of investments	147	—	249	—
Write-down of certain investments to fair value	(76)	—	(76)	—
Gain on sale of building	—	1,321	—	1,321
Other income	774	409	1,963	1,144

Total other operating income	3,577	4,416	10,476	10,357

Operating expenses
Salaries and employee benefits	6,438	6,081	19,043	18,581
Occupancy	1,010	945	3,153	2,859
Equipment	727	759	2,199	2,265
Other	2,876	2,155	7,783	6,784

Total operating expenses	11,051	9,940	32,178	30,489

Income before income taxes	3,135	4,285	8,170	8,068

Provision for income taxes	576	1,421	1,935	2,577

Net income	$2,559	$2,864	$6,235	$5,491

Share data:
Weighted average number of shares outstanding, basic	5,541,345	5,542,483	5,542,971	5,542,009
Weighted average number of shares outstanding, diluted	5,542,404	5,545,915	5,545,138	5,547,170
Net income per share, basic	$0.46	$0.52	$1.12	$0.99
Net income per share, diluted	$0.46	$0.52	$1.12	$0.99
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.36	$0.36
Class B common stock	$0.06	$0.06	$0.18	$0.18
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2008 and 2007

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
			(In thousands)
Balance at December 31, 2006	$3,499	$2,042	$11,505	$99,859	$(10,087)	$106,818

Net income	—	—	—	5,491	—	5,491

Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $2,028 in taxes	—	—	—	—	3,282	3,282

Pension liability adjustment, net of $132 in taxes	—	—	—	—	189	189

Comprehensive income						8,962

Conversion of Class B common stock to
Class A common stock, 13,850 shares	13	(13)	—	—	—	—

Stock options exercised, 2,616 shares	3	—	48	—	—	51

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,261)	—	(1,261)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(369)	—	(369)

Balance at September 30, 2007	$3,515	$2,029	$11,553	$103,720	$(6,616)	$114,201

Balance at December 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806

Net income	—	—	—	6,235	—	6,235

Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $519 in taxes and realized gains	—	—	—	—	(887)	(887)

Pension liability adjustment, net of $66 in taxes	—	—	—	—	95	95

Comprehensive income						5,443

Effects of changing pension plans measurement date pursuant to SFAS 158, net of $177 in taxes	—	—	—	(287)	31	(256)

Stock repurchased, 3,097 shares	(3)	—	(46)	—	—	(49)

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,265)	—	(1,265)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(365)	—	(365)

Balance at September 30, 2008	$3,514	$2,027	$11,507	$109,868	$(4,602)	$122,314

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,235	$5,491
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(512)	—
Proceeds from mortgage loans sold	515	—
Gain on sales of loans	(3)	—
Gain on sale of building	—	(1,321)
Net gain on sales of investments	(249)	—
Writedown of certain investments to fair value	76	—
Provision for loan losses	2,975	900
Deferred income taxes	(416)	(258)
Net depreciation and amortization	2,483	2,668
Increase in accrued interest receivable	(529)	(314)
Increase in other assets	(2,477)	(4,573)
Increase in other liabilities	1,348	354

Net cash provided by operating activities	9,446	2,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available-for-sale	225,596	136,349
Proceeds from sales of securities available-for-sale	151,742	—
Purchase of securities available-for-sale	(513,279)	(70,106)
Proceeds from maturities of securities held-to-maturity	81,509	23,436
Purchase of securities held-to-maturity	(91,431)	—
Proceeds from sale of building	—	1,500
Loan acquired, net of discount	(4,099)	—
Net increase in loans	(73,957)	(1,694)
Capital expenditures	(2,537)	(1,908)

Net cash (used in) provided by investing activities	(226,456)	87,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(2,318)	(103,176)
Net increase (decrease) in demand, savings, money market and NOW deposits	110,187	(55,694)
Net proceeds from the exercise of stock options	—	51
Net payments for the repurchase of stock	(49)	—
Cash dividends	(1,630)	(1,630)
Net (decrease) increase in securities sold under agreements to repurchase	(1,685)	6,890
Net (decrease) increase in other borrowed funds	(46,308)	43,103

Net cash provided by (used in) financing activities	58,197	(110,456)

Net decrease in cash and cash equivalents	(158,813)	(19,932)
Cash and cash equivalents at beginning of period	299,901	159,668

Cash and cash equivalents at end of period	$141,088	$139,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,960	$34,568
Income taxes	2,313	2,157
Change in unrealized (losses) gains on securities available-for-sale, net of taxes	(887)	3,282
Pension liability adjustment, net of taxes	95	189
Effects of changing pension plans measurement date pursuant to SFAS 158, net of taxes	(256)	—
Transfers of loans to other real estate owned	329	453
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three and Nine Ended September 30, 2008 and 2007
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

Note 2. Recent Market Developments
The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U. S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.
In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company does not expect to participate in the sale of any of our assets into these programs. EESA also immediately increases the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.
On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), The U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U. S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine large financial have already agreed to participate in the TARP Capital Purchase Program. The Company is currently well capitalized. To date, the Company has not made application for the additional equity capital and will continue to review clarifications of these plans, or others if announced, to determine if the Company should participate in the programs.
On October 14, 2008, the U. S. Treasury and the FDIC jointly announced a new program to strengthen confidence and encourage liquidity in the nation’s banking system. Under the Temporary Liquidity Guarantee Program, the FDIC will guarantee certain newly issued senior unsecured debt of banks, thrifts and certain holding companies. In addition, the FDIC will provide participating depository institutions with full insurance coverage for non-interest bearing deposit transaction accounts, regardless of the dollar amount. Institutions opting to participate will be charged a 75-basis point fee to protect newly issued debt (issued on or before June 30, 2009) and a 10-basis point surcharge will be added to participating institutions current deposit insurance assessment in order to fully cover the non-interest bearing deposit transaction accounts. The Company is currently evaluating the impact of participation in the program.

Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	September 30, 2008
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	94,787	$27.66
Cancelled	(13,250)	29.22
Outstanding at end of period	81,537	$27.40

Exercisable at end of period	81,537	$27.40

Available to be granted at end of period	190,009

On September 30, 2008, the outstanding options to purchase 81,537 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price of $27.40 and a weighted average remaining contractual life of 4.0 years. The average intrinsic value of options exercisable at September 30, 2008 had an aggregate value of $0.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2008.
Note 4. Employee Benefits
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
Components of Net Periodic Benefit Cost for the Three Months Ending September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2008	2007	2008	2007
	(In thousands)
Service cost	$205	$217	$28	$27
Interest	287	270	193	189
Expected return on plan assets	(333)	(277)	—	—
Recognized prior service (cost) benefit	(29)	(29)	16	16
Recognized net actuarial losses	53	99	13	20

Net periodic benefit cost	$183	$280	$250	$252

Components of Net Periodic Benefit Cost for the Nine Months Ending September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2008	2007	2008	2007
	(In thousands)
Service cost	$615	$651	$84	$80
Interest	861	810	580	568
Expected return on plan assets	(999)	(832)	—	—
Recognized prior service (cost) benefit	(87)	(87)	48	48
Recognized net actuarial losses	159	299	39	61

Net periodic benefit cost	$549	$841	$751	$757

Due to recent market conditions we anticipate that the net periodic pension cost may increase due to a decline in the return of plan assets.
Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $1,387,000 to the Pension Plan in 2008. As of September 30, 2008, $1,040,000 of the contribution had been made. The Company expects to contribute an additional $347,000 by the end of the year.
Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that had not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement was initially applied were to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. The Company recognized $95,000, net of tax during the first nine months of 2008, as amortization of amounts previously recognized in accumulated other comprehensive income. SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008. As a result of the change in the measurement date, the Company recorded an additional $433,000 pension liability adjustment as of January 1, 2008.
Note 5. Goodwill
The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill. The goodwill impairment analysis is a two-step test.
The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.
Historically, the Company has determined fair values of reporting units based on stock prices, market earnings and tangible book value multiples of peer companies for the reporting unit. During the third quarter of 2008, management determined that the Company’s goodwill should be tested for impairment as the Company’s Class A common stock has been trading below book value per share. In the third quarter of 2008, management enhanced the valuation methodology with discounted cash flow analysis. Based on management’s assessment of the reporting unit’s fair value, goodwill is not considered to be impaired.
Note 6. Fair Value Measurements
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

The Company has evaluated SFAS 157 and the results of the fair value hierarchy required by SFAS 157 as of September 30, 2008 are as follows:

	Fair Value Measurements Using
		Quoted Prices		Significant
		in Active Markets	Significant	Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities AFS	$522,800	$791	$519,607	$2,402
Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	1,095	—	1,095	—
Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS 114 (as amended). Specific provisions related to impaired loans recognized for the three and nine month periods for the estimated credit loss amounted to $547,000 and $2,027,000, respectively.
There were purchases of $900,000 and maturities of $862,000 for a net increase of $38,000 in the fair value to $2,402,000 of available-for-sale securities valued using significant unobservable inputs (Level 3), between July 1, 2008 and September 30, 2008. The increase was attributable to an increase in certain municipal securities without readily available market values. The securities in this category are generally equity investments or municipal securities with no readily determinable fair value. In the judgment of management, the fair value of these securities was considered to approximate their carrying value because they were deemed to be fully collectible and the rates paid on the securities were at least equal to rates paid on securities with similar maturities.
Note 7. Acquired Loans
During the first quarter of 2008 the Company purchased a loan for $4,823,000 with a discount of $724,000. The entire discount is classified as accretable discount. The Company accreted $23,000 of the discount during the first nine months of 2008.
In accordance with Statement of Position (“SOP”) No. 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, the Company reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments received in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.
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
Note 8. Recent Accounting Developments
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
SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company has not yet determined the impact of the adoption of SFAS 162 to the Company’s statement of financial position or results of operations.
FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets” In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and other U.S. generally accepted accounting principles (GAAP). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations.
FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings per Share.” The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This

Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP EITF 03-6-1 to the Company’s statement of financial position or results of operations.
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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $1.7 billion as of September 30, 2008. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
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
During 2008, the Company entered into a lease agreement to open a branch located on Main Street in Winchester, Massachusetts. The branch is scheduled to open during November 2008.
During October 2008, the Company received regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch is expected to close during the first quarter of 2009.
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
The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 40% of the 351 cities and towns in Massachusetts.
Earnings for the third quarter ended September 30, 2008 were $2,559,000, or $0.46 per share diluted, compared to net income of $2,864,000, or $0.52 per share diluted, for the third quarter ended September 30, 2007. Included in income for the third quarter of 2007 is the after-tax gain of $872,000 or $0.16 per share diluted, on the sale of the building which housed the Company’s previous location for a branch located in Medford Square. For the first nine months of 2008, net income totaled $6,235,000, or $1.12 per share diluted, an increase of 13.5% when compared to net income of $5,491,000, or $0.99 per share diluted, for the same period a year ago.
Throughout 2007 and the third quarter of 2008, the Company has seen improvement in its net interest margin as illustrated in the graph below:

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
Financial Condition
Loans
On September 30, 2008, total loans outstanding, net, were $801.6 million, an increase of 10.4% from the total on December 31, 2007. At September 30, 2008, commercial real estate loans accounted for 40.9% and residential real estate loans, including home equity loans, accounted for 35.7% of total loans.
Commercial and industrial loans increased to $130.0 million at September 30, 2008 from $117.3 million on December 31, 2007. Construction loans decreased to $48.9 million at September 30, 2008 from $62.4 million on December 31, 2007.
Allowance for Loan Losses
The allowance for loan loss at September 30, 2008 was $10,254 as compared to $9,633 at December 31, 2007. This increase was due to the provision for loan losses exceeding net loan charge offs for the three and nine months ended September 30, 2008 as shown in the table below. This increase in the provision was due to increased net loan charge offs and nonperforming loans as well as current uncertainties in the economy along with loan portfolio growth. While the provision for loan losses has increased significantly in the nine months ended September 30, 2008 as compared to the first nine months in 2007, the level of the allowance for loan losses to total loans decreased from 1.33% at December 31, 2007 to 1.28% at September 30, 2008. This slight decline in the ratio is primarily a result of significant loan growth during the first nine months of 2008. The growth of the portfolio caused a shift in the composition of the portfolio such that there was a higher concentration of loans in categories with lower general allowance allocations.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Allowance for loan losses, beginning of period	$9,469	$9,314	$9,633	$9,713
Loans charged off	(659)	(247)	(2,593)	(1,373)
Recoveries on loans previously charged-off	94	224	239	351

Net charge-offs	(565)	(23)	(2,354)	(1,022)
Provision charged to expense	1,350	300	2,975	900

Allowance for loan losses, end of period	$10,254	$9,591	$10,254	$9,591

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
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccruing loans	$3,804	$1,312
Loans past due 90 days or more and still accruing	$—	$122
Other real estate owned	$705	$452
Nonaccruing loans as a percentage of total loans	.47%	.18%
Included in nonaccrual loans are Small Business Administration (SBA) loans totaling $521,000. The SBA guaranteed portion of these loans totaled $409,000 at September 30, 2008.
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
through loan originations while funding this growth through a mix of retail deposits, FHLB advances, and retail repurchase agreements.

	September 30, 2008	December 31, 2007
	(In thousands)
Securities Available-for-Sale (at Fair Value)

U.S Treasury	$2,033	$2,036
Debt Securities of U.S. Government Sponsored Enterprises	180,987	218,729
Mortgage-backed Securities	229,501	162,162
Obligations Issued by States and Political Subdivisions	107,214	1,678
Other Bonds and Equity Securities	3,065	3,499

Total Securities Available-for-Sale	$522,800	$388,104

Included in Mortgage-backed securities are securities guaranteed by U.S. Government Sponsored Enterprises totaling $220,644,000 and $148,856,000 at September 30, 2008 and December 31, 2007, respectively. The remainder of the Mortgage-backed securities is issued by non-governmental entities.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.

Securities Held-to-Maturity (at Amortized Cost)

Debt Securities of U.S. Government Sponsored Enterprises	$48,998	$94,987
Mortgage-backed Securities	144,688	88,723

Total Securities Held-to-Maturity	$193,686	$183,710

At September 30, 2008 and December 31, 2007, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
Securities Available-for-Sale
The securities available-for-sale portfolio totaled $522.8 million at September 30, 2008, an increase of 34.7% from December 31, 2007. Purchases of securities available-for-sale totaled $513.3 million for the nine months ended September 30, 2008. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 7.4 years. Excluding auction rate municipal obligations (“ARS”) and variable rate demand notes (“VRDN”), which have maturities of up to 30 years, but reprice frequently, the estimated average remaining life is 3.8 years.
Included in Obligations Issued by States and Political Subdivisions as of September 30, 2008, are $33.3 million of ARS’s and $66.7 million of VRDN’s with unrealized gains of $129,000 for ARS’s. VRDN’s market value equals the carrying value. These debt securities were issued by governmental entities, but are not necessarily debt obligations of the issuing entity. Of the total of $100 million of ARS’s and VRDN’s, $35.2 million are obligations of governmental entities and the remainder is obligations of large non-

profit entities. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARS’s and by prevailing market rates for VRDN’s. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second and third quarters of 2008 to take advantage of yields available due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligor.
In the case of a failed auction, the Company may not have access to funds as only a limited market exists for failed ARS’s. As of September 30, 2008, three of the Company’s ARS’s were purchased subsequent to their failure with a fair value of $13.4 million and an amortized cost of $13.3 million. One security issued by a governmental entity was purchased prior to its failure with a fair value and amortized cost of $2.2 million. The remaining securities were issued by governmental entities, and are the debt of non-profit organizations which the Company believes to be creditworthy. As of September 30, 2008 the weighted average taxable equivalent yield on these securities was 8.68%.
The majority of the Company’s securities AFS are classified as Level 2. The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These input include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators, industry and economic events are also monitored. The decline in fair value of $1.75 million from amortized cost for available-for-sale securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.
Securities available-for-sale totaling $2,402,000, or 0.14% of assets are classified as Level 3. These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are generally carried at cost with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $193.7 million on September 30, 2008, an increase of 5.4% from the total on December 31, 2007. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.6 years. The decline in market value of $2.8 million from amortized cost for held-to-maturity securities is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.
Deposits and Borrowed Funds
On September 30, 2008, deposits totaled $1.24 billion, representing a 9.5% increase in total deposits from December 31, 2007. Total deposits increased primarily as a result of increases in money market accounts and savings and NOW deposits, offset somewhat by decreases in time deposits and demand deposits. Money market accounts and savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first nine months of the year. Time deposits decreased mainly because of decreases in higher rate deposits. The Company competed less aggressively for these types of deposits. Borrowed funds totaled $327.9 million compared to $375.9 million at December 31, 2007. Borrowed funds decreased due to the maturity of short-term borrowings.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2008			September 30, 2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$789,715	$12,840	6.46%	$733,160	$13,664	7.40%
Securities available-for-sale(5):
Taxable	431,141	4,762	4.42	356,717	3,554	3.99
Tax-exempt	81,752	1,216	5.94	91	1	5.68
Securities held-to-maturity:
Taxable	200,386	2,191	4.37	252,905	2,299	3.64
Federal funds sold	92,016	460	1.96	111,674	1,452	5.20
Interest-bearing deposits in other banks	11,400	94	3.28	116	1	4.47

Total interest-earning assets	1,606,410	21,563	5.35%	1,454,663	20,971	5.73%
Non interest-earning assets	138,324			129,613
Allowance for loan losses	(9,767)			(9,583)

Total assets	$1,734,967			$1,574,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$218,764	$831	1.51%	$204,215	$1,089	2.12%
Savings accounts	169,448	693	1.62	110,306	622	2.24
Money market accounts	347,543	2,061	2.36	269,019	2,230	3.29
Time deposits	265,024	2,155	3.23	309,570	3,606	4.62

Total interest-bearing deposits	1,000,779	5,740	2.28	893,110	7,547	3.35
Securities sold under agreements to repurchase	96,696	330	1.36	95,418	884	3.68
Other borrowed funds and subordinated debentures	223,853	2,862	5.09	172,185	2,404	5.53

Total interest-bearing liabilities	1,321,328	8,932	2.69%	1,160,713	10,835	3.70%

Non interest-bearing liabilities
Demand deposits	271,396			278,610
Other liabilities	21,020			23,454

Total liabilities	1,613,744			1,462,777

Stockholders’ equity	121,223			111,916
Total liabilities & stockholders’ equity	$1,734,967			$1,574,693

Net interest income on a fully taxable equivalent basis		12,631			10,136
Less taxable equivalent adjustment		(672)			(27)

Net interest income		$11,959			$10,109

Net interest spread (3)			2.66%			2.03%

Net interest margin (4)			3.14%			2.77%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2008			September 30, 2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$758,133	$37,224	6.55%	$724,398	$39,802	7.35%
Securities available-for-sale(5):
Taxable	403,366	13,393	4.43	372,623	10,557	3.78
Tax-exempt	48,815	1,988	5.37	36	1	5.74
Securities held-to-maturity:
Taxable	195,115	6,190	4.23	258,586	7,044	3.63
Federal funds sold	128,499	2,409	2.50	132,241	5,178	5.22
Interest-bearing deposits in other banks	3,994	98	3.27	166	6	4.57

Total interest-earning assets	1,537,922	61,302	5.31%	1,488,050	62,588	5.61%
Non interest-earning assets	136,989			129,543
Allowance for loan losses	(9,729)			(9,723)

Total assets	$1,665,182			$1,607,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$204,888	$2,422	1.58%	$204,814	$3,265	2.13%
Savings accounts	162,024	2,174	1.79	105,592	1,630	2.06
Money market accounts	303,112	5,480	2.41	288,192	7,051	3.27
Time deposits	268,425	7,342	3.65	347,909	12,262	4.71

Total interest-bearing deposits	938,449	17,418	2.48	946,507	24,208	3.42
Securities sold under agreements to repurchase	95,636	1,205	1.68	87,582	2,428	3.71
Other borrowed funds and subordinated debentures	225,106	8,653	5.13	161,994	6,791	5.60

Total interest-bearing liabilities	1,259,191	27,276	2.89%	1,196,083	33,427	3.74%

Non interest-bearing liabilities
Demand deposits	263,503			278,451
Other liabilities	21,204			23,378

Total liabilities	1,543,898			1,497,912

Stockholders’ equity	121,284			109,958
Total liabilities & stockholders’ equity	$1,665,182			$1,607,870

Net interest income on a fully taxable equivalent basis		34,026			29,161
Less taxable equivalent adjustment		(1,179)			(61)

Net interest income		$32,847			$29,100

Net interest spread (3)			2.42%			1.87%

Net interest margin (4)			2.94%			2.61%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Compared with			Compared with
	September 30, 2007			September 30, 2007
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans	$1,006	$(1,830)	$(824)	$1,820	$(4,398)	$(2,578)
Securities available-for-sale
Taxable	794	414	1,208	920	1,916	2,836
Tax-exempt	1,215	—	1,215	1,987	—	1,987
Securities held-to-maturity
Taxable	(526)	418	(108)	(1,899)	1,045	(854)
Federal funds sold	(218)	(774)	(992)	(143)	(2,626)	(2,769)
Interest-bearing deposits in other banks	94	(1)	93	94	(2)	92

Total interest income	2,365	(1,773)	592	2,779	(4,065)	(1,286)

Interest expense:
Deposits:
NOW accounts	73	(331)	(258)	1	(844)	(843)
Savings accounts	272	(202)	70	781	(237)	544
Money market accounts	554	(722)	(168)	350	(1,921)	(1,571)
Time deposits	(470)	(981)	(1,451)	(2,481)	(2,439)	(4,920)

Total interest-bearing deposits	429	(2,236)	(1,807)	(1,349)	(5,441)	(6,790)
Securities sold under agreements to repurchase	12	(566)	(554)	206	(1,429)	(1,223)
Other borrowed funds and subordinated debentures	665	(207)	458	2,470	(608)	1,862

Total interest expense	1,106	(3,009)	(1,903)	1,327	(7,478)	(6,151)

Change in net interest income	$1,259	$1,236	$2,495	$1,452	$3,413	$4,865

Net Interest Income
For the three months ended September 30, 2008, net interest income on a fully taxable equivalent basis totaled $12.6 million compared to $10.1 million for the same period in 2007, an increase of $2.5 million or 24.6%. This increase in net interest income is due to an increase of 37 basis points in the net interest margin, from 2.77% on a fully taxable equivalent basis in 2007 to 3.14% on the same basis for 2008. Included in interest income for the quarter ended September 30, 2008 is $106,000 of prepayment fees collected on loans compared to $14,000 for the same period a year ago, an increase of $92,000.
For the nine months ended September 30, 2008, net interest income on a fully taxable equivalent basis totaled $34.0 million compared to $29.2 million for the same period in 2007, an increase of $4.9 million or 16.7%. This increase in net interest income is due to an increase of 33 basis points in the net interest margin, from 2.61% on a fully taxable equivalent basis in 2007 to 2.94% on the same basis for 2008. Included in interest income for the nine months ended September 30, 2008 is $159,000 of prepayment fees collected on loans compared to $432,000 for the same period a year ago, a decrease of $273,000.
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
Provision for Loan Losses
For the three months ended September 30, 2008, the loan loss provision was $1,350,000 compared to a provision of $300,000 for the same period last year. For the nine months ended September 30, 2008, the loan loss provision was $2,975,000 compared to a provision of $900,000 for the same period last year. This increase in the provision was due to increased net loan charge offs and non performing loans as well as current uncertainties in the economy along with loan portfolio growth. While the provision for loan losses has increased significantly in the nine months ended September 30, 2008 as compared to the first nine months in 2007, the level of the allowance for loan losses to total loans decreased from 1.33% at December 31, 2007 to 1.28% at September 30, 2008. This slight decline in the ratio is primarily a result of significant loan growth during the first nine months of 2008. The growth of the portfolio caused a shift in the composition of the portfolio such that there was a higher concentration of loans in categories with lower general allowance allocations.
Non-Interest Income and Expense
Other operating income for the quarter ended September 30, 2008 was $3.6 million compared to $4.4 million for the same period last year. The decrease in other operating income was mainly attributable to a $1,321,000 pre-tax gain on the sale of the building which housed the company’s previous location for a branch located in Medford Square during the third quarter of 2007. Also, other income increased by $365,000. This increase consisted mainly of $342,000 increase in the growth of cash surrender values on life insurance policies. Also, there was a $51,000 increase in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in fees charged. There was an increase of $147,000 in net gains on sales of investments. There were also write-downs of certain investments to fair value of $76,000. These write-downs related to certain equity investments.
Other operating income for the nine months ended September 30, 2008 was $10.5 million compared to $10.4 million for the same period last year. The increase in other operating income was mainly attributable to an $819,000 increase in other income, a $411,000 increase in service charges on deposit accounts and an increase of $249,000 in net gain on sales of investments, offset mainly by a $1,321,000 pre-tax gain on the sale of the building which housed the company’s previous location for a branch located in Medford Square during the third quarter of 2007. The increase in other income consisted mainly of $498,000 increase in the growth of cash surrender values on life insurance policies, a $153,000 increase in foreign ATM surcharges and a $75,000 increase on merchant sales royalties. Service charges on deposit accounts increased mainly because of an increase in fees charged. There were also write-downs of certain investments to fair value of $76,000. These write-downs related to on certain equity investments. Also, lockbox fees increased by $37,000 as a result of an increase in customer volume.
For the quarter ended September 30, 2008, operating expenses increased by $1.1 million or 11.2% to $11.1 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $721,000 in other expenses, $357,000 in salaries and employee benefits and $65,000 in occupancy expenses. Other expenses increased mainly as a result of an increase in FDIC assessments, legal expenses, contributions to charitable organizations and marketing costs. FDIC assessments increased as a result of the complete usage of a one-time assessment credit during the first quarter of 2008. Salaries and employee benefits increased mainly as a result of increases in staffing, salaries and health insurance costs, offset somewhat by a decrease in pension expense. Occupancy expenses increased mainly as a result of increases in rent expense associated with general rent escalations as well as retail branch expansion, depreciation and real estate taxes. Equipment expenses decreased by $32,000.
For the nine months ended September 30, 2008, operating expenses increased by $1.7 million or 5.5% to $32.2 million, from the same period last year. The increase in operating expenses for the nine month period was mainly attributable to an increase of $999,000 in other expenses, $462,000 in salaries and employee benefits and $294,000 increase in occupancy expenses. Other expenses increased mainly as a result of an increase in FDIC assessments, legal expenses, consultant’s expense and contributions to charitable organizations. FDIC assessments increased as a result of the complete usage of a one-time assessment credit during the first quarter of 2008. Occupancy expenses increased mainly as a result of increases in rent expense associated with general rent escalations as well as retail branch expansion, depreciation and real estate taxes. Salaries and employee benefits increased mainly as a result of increases in staffing, salaries and health insurance costs, offset somewhat by a decrease in pension expense. Equipment expenses decreased by $66,000.
Currently, the Company pays approximately 5.3 basis points for FDIC deposit insurance. Under a proposal by the FDIC, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. The annual impact of raising the deposit insurance rate by 7 basis points to the Company would be approximately $900 thousand.
Income Taxes
For the third quarter of 2008, the Company’s income tax expense totaled $576,000 on pretax income of $3.1 million for an effective tax rate of 18.4%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1.4 million on pretax income of $4.3 million for an effective tax rate of 33.2%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in tax exempt interest income as a percentage of taxable income compared to the third quarter of the prior year.
For the first nine months of 2008, the Company’s income tax expense totaled $1.9 million on pretax income of $8.2 million for an effective tax rate of 23.7%. For last year’s corresponding period, the Company’s income tax expense totaled $2.6 million on pretax income of $8.1 million for an effective tax rate of 31.9%. The reason for the decrease in the effective income tax rate is explained above.
On July 3, 2008 the state of Massachusetts enacted a law that included reducing the tax rates on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on or after January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company has analyzed the impact of this law and as a result of revaluing its net deferred tax asset, we calculated the impact to be additional tax expense of approximately $64,000. This charge was recognized during the third quarter of 2008.
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
Part II — Other Information

Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors — Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds —
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
July 1 — July 31, 2008	2,197	$14.78	2,197	297,803
August 1 — August 31, 2008	300	$17.25	300	297,503
September 1 — September 30, 2008	200	$17.94	200	297,303

(1)	On July 8, 2008, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities — None

Item 4	Submission of Matters to a vote of Security Holders — None

Item 5	Other Information — None

Item 6	Exhibits
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

Date: November 10, 2008	Century Bancorp, Inc

/s/ Barry R. Sloane	/s/ Jonathan G. Sloane

Barry R. Sloane	Jonathan G. Sloane
Co-President and Co-Chief Executive Officer	Co-President and Co-Chief Executive Officer

/s/ William P. Hornby, CPA
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)