Form 10-K
period 2008-12-31
CENTURY BANCORP INC
filed 2009-03-12
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2008 was $62,587,689.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2009:

Class A Common Stock, $1.00 par value 3,511,307 Shares
Class B Common Stock, $1.00 par value 2,027,100 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2008 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company, formed in 1969. The Company had total assets of approximately $1.8 billion on December 31, 2008. The Company presently operates 22 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 43% of the 351 cities and towns in Massachusetts.

On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. The Bank relocated this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This sale resulted in a pre-tax gain of $1,321,000. The branch opened on May 5, 2008.

On April 14, 2008, the Company opened a branch located on Riverside Avenue in Medford, Massachusetts. On November 17, 2008, the Company opened a branch located on Main Street in Winchester, Massachusetts. During October 2008, the Company received regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch is expected to close during the first quarter of 2009.

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

Employees

As of December 31, 2008, the Company had 297 full-time and 83 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review of the Company and its subsidiaries as of September 2008.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and enhanced and timely disclosure of corporate information. The SEC has adopted a substantial number of implementing rules and the Financial Industry Regulatory Authority (FINRA) has adopted corporate governance rules that have been approved by the SEC and are applicable to the Company. The changes are intended to allow stockholders to monitor more effectively the performance of companies and management. As directed by Section 302(a) of the Sarbanes-Oxley Act, the Company’s Co-Chief Executive Officers and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting; that they have made certain disclosures to the Company’s auditors and the Board of Directors about the Company’s disclosure controls and procedures and internal control over financial reporting, and that they have included information in the Company’s quarterly and annual reports about their evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting, and whether there have been significant changes in the Company’s internal disclosure controls and procedures or in other factors that could significantly affect such controls and procedures subsequent to the evaluation and whether there have been any significant changes in the Company’s internal control over financial reporting that have materially affected or reasonably likely to materially affect the Company’s internal control over financial reporting, and compliance with certain other disclosure objectives. Section 906 of the Sarbanes-Oxley Act requires an additional certification that each periodic report containing financial statements fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information in the report fairly presents, in all material respects, the financial conditions and results of operations of the Company.

Deposit Insurance Premiums

The Bank’s deposits have the benefit of FDIC insurance up to applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

The Bank is also a participant in the Temporary Liquidity Guarantee Program as discussed within the Management’s Discussion and Analysis of Results of Operations and Financial Condition under Recent Market Developments.

The FDIC approved an interim rule in February 2009 that will institute a one-time special assessment of 20 cents per $100 of domestic deposits on the banking industry in order to quickly restore its Deposit Insurance Fund. The FDIC’s Deposit Insurance Fund reserve ratio is required to be maintained at 1.15%. Due to the high number of bank failures during 2008, the Deposit Insurance Fund’s reserve ratio stood at 0.40% at December 31, 2008. The Company estimates that this one-time special assessment that was announced would result in approximately $2.7 million in additional non-interest expense during 2009. Immediately following the FDIC’s special assessment announcement several comments were provided by member institutions and banking industry advocates, including the American Bankers Association, recommending that the FDIC consider alternative Deposit Insurance Fund funding options including an increase in the FDIC’s line of credit with the U.S. Department of Treasury. The FDIC’s chairperson followed with a public statement indicating the special assessment could be reduced to 10 basis points if an increase in the line of credit with the U.S. Treasury Department were granted. In the event, the special assessment were reduced from 20 basis points to 10 basis points, we estimate that the Company would record approximately $1.35 million in additional non-interest expense during 2009.

In addition, the FDIC increased the annual assessment rate to between 12 and 16 basis points for well capitalized banks, which we anticipate will increase our annual FDIC premiums by approximately $1.2 million during 2009 as compared to 2008. The interim rule also reserves the right of the FDIC to charge up to 10 cents per $100 of domestic deposits in the form of a special premium if the reserves continue to fall.

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

Forward-Looking Statements

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by a reference to a “estimate,” “anticipate” “continue” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities market and the availability of and costs associated with sources of liquidity.

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

The risk factors that may affect the Company’s performance and results of operations include the following:

(i) the Company’s business is dependent upon general economic conditions in Massachusetts. Currently the national and local economies are in recession; this may adversely affect the Company’s performance and results of operations;

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

(iv) at December 31, 2008, approximately 56.7% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2008, approximately 35.1% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi) economic conditions and interest rate risk could adversely impact the fair market value and the ultimate collectability of the Company’s investments. Should an investment be deemed “other than temporarily impaired”, the Company would be required to writedown the carrying value of the investment through earnings. Such writedown(s) may have a material adverse effect on the Company’s financial condition and results of operations;

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2008, our goodwill and other identifiable intangible assets were approximately $4.0 million;

(viii) acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States of America generally and in the Company’s markets, which could adversely affect the Company’s financial performance and that of the Company’s borrowers and on the financial markets and the price of the Company’s Class A common stock;

(ix) changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter the Company’s business environment or affect the Company’s operations; and

(x) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact the Company’s reputation.

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 21 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2008 to 2026. The Company believes that its banking offices are in good condition.

On April 14, 2008, the Company opened a branch located on Riverside Avenue in Medford, Massachusetts. On November 17, 2008, the Company opened a branch located on Main Street in Winchester, Massachusetts. During October 2008, the Company received regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch is expected to close during the first quarter of 2009.

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

On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. The Bank has relocated this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This resulted in a pre-tax gain of $1,321,000.

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

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2007 is shown on page 10. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

	Issuer Purchases of Equity Securities
		Weighted	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares That May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)

October 1 — October 31, 2008	1,750	$14.72	1,750	295,553

November 1 — November 30, 2008	200	$15.98	200	295,353
December 1 — December 31, 2008	350	$14.71	350	295,003

(1)	On July 8, 2008, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

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

(b) Approximate number of equity security holders as of December 31, 2008:

Approximate Number
Title of Class	of Record Holders

Class A Common Stock	1,150
Class B Common Stock	100

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
2008
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

(d) The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2008:

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares		Equity Compensation
	to be Issued	Weighted-Average	Plans (Excluding
	Upon Exercise of	Exercise Price of	Shares Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	81,037	$27.42	190,509
Equity compensation plans not approved by security holders	—	—	—

Total	81,037	$27.42	190,509

(e) The performance graph information required herein is shown on page 12.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 11 and 12.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 13 through 34.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 30 through 31.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 35 through 69.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officers and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no significant changes in its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting. Management’s report on internal control over financial reporting is shown on page 72. The audit report of the registered public accounting firm is shown on page 71.

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2008	2007	2006	2005	2004
		(Dollars in thousands, except share data)

FOR THE YEAR
Interest income	$80,693	$83,008	$80,707	$72,811	$65,033
Interest expense	35,914	43,805	43,944	32,820	23,646

Net interest income	44,779	39,203	36,763	39,991	41,387
Provision for loan losses	4,425	1,500	825	600	300

Net interest income after provision for loan losses	40,354	37,703	35,938	39,391	41,087
Other operating income	13,975	13,948	11,365	10,973	10,431
Operating expenses	43,028	40,255	40,196	40,318	37,663

Income before income taxes	11,301	11,396	7,107	10,046	13,855
Provision for income taxes	2,255	3,532	2,419	3,166	4,974

Net income	$9,046	$7,864	$4,688	$6,880	$8,881

Average shares outstanding, basic	5,541,983	5,542,461	5,540,966	5,535,202	5,526,202
Average shares outstanding, diluted	5,543,702	5,546,707	5,550,722	5,553,009	5,553,197
Shares outstanding at year-end	5,538,407	5,543,804	5,541,188	5,535,422	5,534,088
Earnings per share:
Basic	$1.63	$1.42	$0.85	$1.24	$1.61
Diluted	$1.63	$1.42	$0.84	$1.24	$1.60
Dividend payout ratio	24.0%	27.6%	46.2%	31.3%	24.2%
AT YEAR-END
Assets	$1,801,566	$1,680,281	$1,644,290	$1,728,769	$1,833,701
Loans	836,065	726,251	736,773	689,645	580,003
Deposits	1,265,527	1,130,061	1,268,965	1,217,040	1,394,010
Stockholders’ equity	120,503	118,806	106,818	103,201	104,773
Book value per share	$21.76	$21.43	$19.28	$18.64	$18.93
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.54%	0.49%	0.28%	0.41%	0.55%
Return on average stockholders’ equity	7.43%	7.05%	4.45%	6.57%	8.61%
Net interest margin, taxable equivalent	3.00%	2.65%	2.40%	2.58%	2.75%
Net charge-offs as a percent of average loans	0.38%	0.22%	0.06%	0.04%	0.01%
Average stockholders’ equity to average assets	7.23%	6.97%	6.39%	6.31%	6.38%
Efficiency ratio	70.6%	77.5%	83.5%	79.1%	72.7%

	2008, Quarter Ended
Per Share Data	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$18.00	$20.51	$21.62	$22.48
Low	11.50	12.76	17.00	18.25
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

	2007, Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$25.49	$22.67	$26.55	$28.25
Low	19.80	19.26	21.27	26.00
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Common Stock from December 31, 2003 to December 31, 2008 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the table below represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year
Cumulative Total Return*

Value of $100 Invested on December 31, 2003 at:	2004	2005	2006	2007	2008
Century Bancorp, Inc.	$84.46	$85.16	$80.87	$61.03	$49.02
NASDAQ Banks	114.44	111.80	125.47	99.45	72.51
NASDAQ U.S.	108.84	111.16	122.11	132.42	63.80

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2003 and that all dividends were reinvested.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not based on historical facts and are “forward-looking statements” within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions (some of which are beyond the Company’s control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue” or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets, and the availability of and costs associated with sources of liquidity.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RECENT MARKET DEVELOPMENTS

The financial services industry is facing unprecedented challenges in the face of the current economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market, and increased foreclosure levels and unemployment rates, have resulted in significant writedowns of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These writedowns, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company does not expect to participate in the sale of any of its assets into these programs. EESA also immediately increased the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury has made approximately $250 billion of capital available (from the $750 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation, dividend restrictions and corporate governance for the period during which the U.S. Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine large financial institutions had already agreed to participate in the TARP Capital Purchase Program. Subsequently, a number of smaller institutions have participated in the TARP Capital Purchase Program. On December 18, 2008, the Company announced, in a press release, it had received preliminary approval from the U.S. Treasury to participate in the TARP Capital Purchase Program, in an amount up to

$30 million in the form of Century Bancorp, Inc. preferred stock and warrants to purchase Class A common stock. In light of uncertainty surrounding additional restrictions that may be imposed on participants under pending legislation, the Company, on January 14, 2009, informed the U.S. Treasury that it would not be closing on the transaction on January 16, 2009, as originally scheduled. The Company will monitor developments and may decide to close on the transaction once uncertainties are resolved if it is in the best interest of the Company to do so, though the U.S. Treasury did not commit to close at a future date.

On October 14, 2008, the U.S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, the FDIC will guarantee certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through June 30, 2009, which debt matures on or prior to June 30, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC will fully guarantee deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100-basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2008, the Company had total assets of $1.8 billion. Currently, the Company operates 22 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans and deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes and the relative levels of interest rates and economic activity.

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, nonprofit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, and consumer loans, and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full-service securities brokerage services through a program called Investment Services at Century Bank which is supported by Linsco/Private Ledger Corp., a full-service securities brokerage business.

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 43% of the 351 cities and towns in Massachusetts.

The Company had net income of $9,046,000 for the year ended December 31, 2008, compared with net income of $7,864,000 for the year ended December 31, 2007 and net income of $4,688,000 for the year ended December 31, 2006. Diluted earnings per share were $1.63 in 2008, compared to $1.42 in 2007 and $0.84 in 2006. Included in income for 2007 is a $1,321,000 pre-tax gain on the sale of the building that houses the Company’s Medford Square branch. Included in income for 2006 is a pre-tax gain of $600,000 from the sale of the Company’s rights to future royalty payments for a portion of its Merchant Credit Card customer base.

Throughout 2007 and 2008, the Company has seen improvement in its net interest margin as illustrated in the graph below:

The primary factors accounting for the increase in net interest margin are:

•	a continuing decline in the cost of funds as a result of increased pricing discipline related to deposits,

•	an increase in average loans outstanding during 2008,

•	the maturity of lower-yielding investment securities,

•	an increase in the slope of the yield curve,

•	an increase in the loan yield due to an increase in prepayment fees, particularly in the second quarter of 2007, and

•	an increase in investment yields due, in part, to taking advantage of elevated yields in the municipal auction rate securities market, particularly in the third quarter of 2008.

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

During 2008, the U.S. economy has experienced a lower rate environment along with a steepening of the yield curve, which means that the spread between the long-term and short-term yields has increased. This has positively impacted the net interest margin. During 2007, rates fell and the yield curve steepened somewhat. This positively impacted the net interest margin. During 2006, the Company’s earnings were negatively impacted primarily by a decrease in net interest income. This decrease was primarily due to the inverted yield curve during 2006 as well as increased funding costs.

Total assets were $1,801,566,000 at December 31, 2008, an increase of 7.2% from total assets of $1,680,281,000 on December 31, 2007.

On December 31, 2008, stockholders’ equity totaled $120,503,000, compared with $118,806,000 on December 31, 2007. Book value per share increased to $21.76 at December 31, 2008 from $21.43 on December 31, 2007.

On August 17, 2007, the Company sold the building that houses one of its branches located at 55 High Street, Medford, Massachusetts, for $1.5 million at market terms. The Bank relocated this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This sale resulted in a pre-tax gain of $1,321,000. The branch opened on May 5, 2008.

On April 14, 2008, the Company opened a branch located on Riverside Avenue in Medford, Massachusetts. On November 17, 2008, the Company opened a branch located on Main Street in Winchester, Massachusetts. During October 2008, the Company received regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch closed during the first quarter of 2009.

During the fourth quarter of 2007, the Company sold the assets associated with the Sherman Union branch located on Commonwealth Avenue in Boston, Massachusetts, as well as automated teller machines (“ATMs”) located at or near Boston University. The buyer assumed the leases for the branch and ATMs. The deposits associated with the Sherman Union branch were transferred to Century’s Hotel Commonwealth branch located at 512 Commonwealth Avenue in Boston, Massachusetts. This resulted in a gain of $115,000.

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

The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical net loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category. Loss factors are based on the Company’s historical net loss experience, as well as regulatory guidelines.

Specific allowances for loan losses entail the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Company will not collect all the contractual interest and principle payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) present value of anticipated future cash flows, (b) the loan’s observable fair market price or (c) fair value of collateral if the loan is collateral dependent.

The formula allowance and specific allowances also include management’s evaluation of various conditions, including business and economic conditions, delinquency trends, charge-off experience and other quality factors.

Management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Company’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentrations and geographic concentrations or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out of its portfolio.

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Impaired Investment Securities

If a decline in fair value below the amortized cost basis of an investment security is judged to be “other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the writedown is included as a charge to earnings. An other-than-temporary impairment exists for debt securities if it is probable that the Company will be unable to collect all amounts due according to contractual terms of the security. Some factors considered for other-than-temporary impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was a downgrade in ratings by rating agencies.

The Company has the ability and intent to hold all securities with an unrealized loss until recovery of fair value, which may be maturity.

FINANCIAL CONDITION

Investment Securities

The Company’s securities portfolio consists of securities available-for-sale and securities held-to-maturity.

Securities available-for-sale consist of certain U.S. Treasury and U.S. Government Sponsored Enterprise mortgage-backed securities; state, county and municipal securities; foreign debt securities and other marketable equities.

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2008 totaled $495,585,000 and includes gross unrealized gains of $4,783,000 and gross unrealized losses of $5,244,000. A year earlier, securities available-for-sale were $388,104,000 including gross unrealized gains of $1,728,000 and unrealized losses of $2,077,000. In 2008, the Company recognized gross gains of $251,000 and gross losses of $2,000 on the sale of available-for-sale securities. The Company also recognized $76,000 in realized losses on the writedown of two stocks. In 2007, the Company recognized gross gains of $153,000 on the sale of one stock.

Securities which management intends to hold until maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2008 are carried at their amortized cost of $184,047,000 and exclude gross unrealized gains of $1,820,000 and gross unrealized losses of $434,000. A year earlier, securities held-to-maturity totaled $183,710,000 excluding gross unrealized gains of $131,000 and gross unrealized losses of $2,137,000.

The following table sets forth the fair value and percentage distribution of securities available-for-sale (“AFS”) at the dates indicated.

Fair Value of Securities Available-for-Sale

	2008		2007		2006
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury	$2,028	0.4%	$2,036	0.5%	$1,991	0.5%
U.S. Government Sponsored Enterprise	161,292	32.5%	218,729	56.4%	221,037	54.5%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	260,132	52.5%	145,638	37.5%	148,134	36.5%
Privately Issued Mortgage-Backed Securities	9,026	1.8%	16,524	4.3%	30,942	7.6%
Obligations of States and Political Subdivisions	60,259	12.2%	1,678	0.4%	—	0%
Other	2,848	0.6%	3,499	0.9%	3,554	0.9%

Total	$495,585	100.0%	$388,104	100.0%	$405,658	100.0%

Included in Obligations Issued by States and Political Subdivisions as of December 31, 2008, are $33,300,000 of auction rate municipal obligations (“ARSs”) and $20,000,000 of variable rate demand notes (“VRDNs”) with unrealized losses of $1,254,000 for ARSs. VRDNs’ market value equals the carrying value. These debt securities were issued by governmental entities, but are not necessarily debt obligations of the issuing entity. Of the total of $53,300,000 of ARSs and VRDNs, $25,000,000 are obligations of governmental entities and the remainder are obligations of large nonprofit entities. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARSs and by prevailing market rates for VRDNs. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second and third quarters of 2008 to take advantage of yields available due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligor.

In the case of a failed auction, the Company may not have access to funds as only a limited market exists for failed ARSs. As of December 31, 2008, three of the Company’s ARSs were purchased subsequent to their failure with a fair value of $12,000,000 and an amortized cost of $13,300,000. Three securities issued by governmental entities were purchased prior to their failure with a fair value and amortized cost of $10,000,000. The remaining securities were issued by governmental entities, and large nonprofit entities, and are the debt of nonprofit organizations which the Company believes to be creditworthy. As of December 31, 2008, the weighted average taxable equivalent yield on these securities was 5.69%.

The majority of the Company’s securities AFS are classified as Level 2, as defined in footnote 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored. The decline in fair value of $460,000 from amortized cost for available-for-sale securities is attributable to changes in interest rates and not credit quality. Because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Securities available-for-sale totaling $3,470,000, or 0.19% of assets, are classified as Level 3, as defined in footnote 1 of the “Notes to Consolidated Financial Statements.” These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2008		2007		2006
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$44,000	23.9%	$94,987	51.7%	$159,969	60.2%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	140,047	76.1%	88,723	48.3%	105,743	39.8%

Total	$184,047	100.0%	$183,710	100.0%	$265,712	100.0%

For all years presented, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2008. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted	Over		Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average	Ten	% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Years	Total	Yield
	(Dollars in thousands)

U.S. Treasury	$2,028	0.4%	4.60%	$—	0.0%	—	$—	0.0%	—	$—	0.0%	—
U.S. Government Sponsored Enterprise	15,006	3.0%	3.00%	108,576	21.9%	4.40%	37,710	7.6%	4.47%	—	0.0%	—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	68,401	13.8%	4.21%	183,468	37.0%	4.10%	—	0.0%	—	8,263	1.7%	5.79%
Privately Issued Mortgage- Backed Securities	3,368	0.7%	3.28%	5,658	1.1%	3.49%	—	0.0%	—	—	—	—
Obligations of States and Political Subdivisions and other	4,715	1.0%	3.38%	3,809	0.8%	4.13%	8,233	1.7%	4.24%	44,202	8.9%	3.47%

Total	$93,518	18.9%	3.95%	$301,511	60.8%	4.20%	$45,943	9.3%	4.43%	$52,465	10.6%	3.84%

			Weighted			Weighted
	Non-	% of	Average		% of	Average
	Maturing	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury	$—	0.0%	—	$2,028	0.4%	4.60%
U.S. Government Sponsored Enterprise	—	0.0%	—	161,292	32.5%	4.28%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	—	260,132	52.5%	4.18%
Privately Issued Mortgage-Backed Securities	—	0.0%	—	9,026	1.8%	3.43%
Obligations of States and Political Subdivisions and other	2,148	0.4%	4.11%	63,107	12.8%	3.64%

Total	$2,148	0.4%	4.11%	$495,585	100.0%	4.13%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted			Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$25,000	13.6%	3.92%	$—	—	—	$19,000	10.3%	4.16%	$44,000	23.9%	4.02%
Mortgage-Backed Securities	2,022	1.1%	3.90%	136,869	74.4%	4.34%	1,156	0.6%	4.68%	140,047	76.1%	4.34%

Total	$27,022	14.7%	3.92%	$136,869	74.4%	4.34%	$20,156	10.9%	4.19%	$184,047	100.0%	4.26%

At December 31, 2008 and 2007, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. Additionally, in 2008, there were sales totaling $123,704,000 in gross proceeds in state, county or municipal securities resulting in gross gains of $46,000 and gross losses of $0. There were no sales of state, county or municipal securities in 2007. In 2008, sales of securities totaling $238,894,000 in gross proceeds resulted in a net realized gain of $249,000. One equity security was sold during 2007 with gross proceeds of $336,000 resulting in a gain of $153,000. The book value of two equity securities was written down $76,000 during 2008.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

Management reviews the investment portfolio for other-than-temporary impairment of individual securities on a regular basis. The results of such analysis are dependent upon general market conditions and specific conditions related to the issuers of our securities.

Loans

The Company’s lending activities are conducted principally in Massachusetts. The Company grants single and multi-family residential loans, commercial and commercial real estate loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate market in the borrowers’ geographic areas and of the general economy.

The following summary shows the composition of the loan portfolio at the dates indicated.

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
December 31,	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Construction and land development	$59,511	7.1%	$62,412	8.6%	$49,709	6.7%	$58,846	8.5%	$51,918	9.0%
Commercial and industrial	141,373	16.9%	117,332	16.2%	117,497	15.9%	94,139	13.7%	71,962	12.4%
Commercial real estate	332,325	39.8%	299,920	41.3%	327,040	44.4%	302,279	43.8%	258,524	44.6%
Residential real estate	194,644	23.3%	168,204	23.2%	167,946	22.8%	146,355	21.2%	118,223	20.4%
Consumer	8,246	1.0%	8,359	1.1%	7,104	1.0%	8,318	1.2%	7,653	1.3%
Home equity	98,954	11.8%	68,585	9.4%	66,157	9.0%	78,369	11.4%	70,911	12.2%
Overdrafts	1,012	0.1%	1,439	0.2%	1,320	0.2%	1,339	0.2%	812	0.1%

Total	$836,065	100.0%	$726,251	100.0%	$736,773	100.0%	$689,645	100.0%	$580,003	100.0%

At December 31, 2008, 2007, 2006, 2005 and 2004, loans were carried net of discounts of $2,000, $3,000, $3,000, $4,000 and $4,000, respectively. Net deferred loan fees of $81,000, $38,000, $183,000, $482,000 and $485,000 were carried in 2008, 2007, 2006, 2005 and 2004, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2008. The table excludes loans secured by 1-4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2008

	One Year	One to Five	Over
	or Less	Years	Five Years	Total
	(Dollars in thousands)

Construction and land development	$23,004	$4,637	$31,870	$59,511
Commercial and industrial	74,570	38,235	28,568	141,373
Commercial real estate	135,178	50,213	146,934	332,325

Total	$232,752	$93,085	$207,372	$533,209

The following table indicates the rate variability of the above loans due after one year.

	One to Five	Over
December 31, 2008	Years	Five Years	Total
	(Dollars in thousands)

Predetermined interest rates	$26,069	$14,759	$40,828
Floating or adjustable interest rates	67,016	192,613	259,629

Total	$93,085	$207,372	$300,457

The Company’s commercial and industrial (“C&I”) loan customers represent various small and middle-market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration to any one business sector, and loan risks are generally diversified among many borrowers.

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Eastern Massachusetts and Southern New Hampshire. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three to five years. Amortization schedules are long term and thus a balloon payment is due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized nonresidential-type owner-occupied properties. This complements our C&I emphasis placed on the operating business entities and will continue. The regional economic environment affects the risk of both nonresidential and residential mortgages.

Residential real estate (1-4 family) includes two categories of loans. Included in residential real estate are approximately $8,498,000 of C&I type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

The other category of residential real estate loans is mostly 1-4 family residential properties located in the Bank’s market area. General underwriting criteria are largely the same as those used by Fannie Mae but normally only one- or three-year adjustable interest rates are used. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a “First Time Homebuyer” product to encourage new home ownership. Residential real estate loan volume has increased and remains a core consumer product. The economic environment impacts the risks associated with this category.

Home equity loans are extended as both first and second mortgages on owner-occupied residential properties in the Bank’s market area. Loans are underwritten to a maximum loan to property value of 75%.

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2008, the Company was obligated to advance a total of $16,642,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2008	2007	2006	2005	2004
		(Dollars in thousands)

Total nonperforming loans/loans on nonaccrual	$3,661	$1,312	$135	$949	$628
Other real estate owned	—	452	—	—	—

Total nonperforming assets	$3,661	$1,764	$135	$949	$628

Restructured loans	$—	$—	$—	$—	$—
Loans past due 90 and still accruing	89	122	789	—	160
Nonperforming loans as a percent of gross loans	0.44%	0.18%	0.02%	0.14%	0.11%

Nonperforming assets as a percent of total assets	0.20%	0.10%	0.01%	0.05%	0.03%

The composition of impaired loans at December 31, is as follows:

	2008	2007	2006	2005	2004

Residential real estate, multi-family	$194	$—	$—	$—	$512
Commercial real estate	1,175	—	—	—	—
Construction and land development	—	—	—	675	—
Commercial and industrial	1,329	196	16	211	452

Total impaired loans	$2,698	$196	$16	$886	$964

At December 31, 2008 and December 31, 2007, impaired loans had specific reserves of $600,000 and $75,000, respectively. There were no impaired loans with specific reserves from December 31, 2004 through December 31, 2006.

The Company was servicing mortgage loans sold to others without recourse of approximately $768,000, $559,000, $798,000, $1,078,000 and $1,538,000 at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Additionally, the Company services mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $56,000, $65,000, $72,000, $80,000 and $86,000 at December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

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

Nonaccrual loans increased from 2007 to 2008 primarily as a result of eight consumer mortgages totaling $1,649,000. Nonaccrual loans increased from 2006 to 2007 primarily as a result of three consumer mortgages totaling $938,000. The relatively low level of nonperforming assets of $135,000 in 2006 and $949,000 in 2005 resulted from fewer additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets including payments on nonperforming loans.

In addition to the above, the Company continues to monitor closely $21,807,000 and $14,117,000 at December 31, 2008 and 2007, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2008, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2008	2007	2006	2005	2004
		(Dollars in thousands)

Year-end loans outstanding (net of unearned discount and deferred loan fees)	$836,065	$726,251	$736,773	$689,645	$580,003

Average loans outstanding (net of unearned discount and deferred loan fees)	$775,337	$725,903	$723,825	$641,103	$546,147

Balance of allowance for loan losses at the beginning of year	$9,633	$9,713	$9,340	$9,001	$8,769

Loans charged-off:
Commercial	2,869	1,828	386	366	1
Construction	15	—	—	—	—
Residential real estate	—	—	—	—	194
Consumer	489	311	322	324	113

Total loans charged-off	3,373	2,139	708	690	308

Recovery of loans previously charged-off:
Commercial	159	268	96	75	117
Real estate	5	149	49	235	103
Consumer	270	142	111	119	20

Total recoveries of loans previously charged-off:	434	559	256	429	240

Net loan charge-offs	2,939	1,580	452	261	68
Additions to allowance charged to operating expense	4,425	1,500	825	600	300

Balance at end of year	$11,119	$9,633	$9,713	$9,340	$9,001

Ratio of net charge-offs during the year to average loans outstanding	0.38%	0.22%	0.06%	0.04%	0.01%

Ratio of allowance for loan losses to loans outstanding	1.33%	1.33%	1.32%	1.35%	1.55%

These provisions are the result of management’s evaluation of the quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs increased during 2007 and 2008 due to an increase in commercial loan charge-offs as a result of the weakening of the overall economy.

The allowance for loan losses is an estimate of the amount needed for an adequate reserve to absorb losses in the existing loan portfolio. This amount is determined by an evaluation of the loan portfolio, including input from an independent organization engaged to review selected larger loans, a review of loan experience and current economic conditions. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. At December 31 of each year listed below, the allowance was comprised of the following:

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Construction and land development	$679	7.1%	$592	8.6%	$849	6.7%	$1,014	8.5%	$806	9.0%
Commercial and industrial	5,148	16.9	4,714	16.2	1,916	15.9	1,575	13.7	1,232	12.4
Commercial real estate	2,632	39.8	2,584	41.3	4,502	44.4	4,131	43.8	3,626	44.6
Residential real estate	782	23.3	647	23.2	512	22.8	778	21.2	628	20.4
Consumer and other	344	1.1	407	1.3	135	1.2	148	1.4	130	1.4
Home equity	1,534	11.8	689	9.4	219	9.0	625	11.4	560	12.2
Unallocated	—	—	—		1,580		1,069		2,019

Total	$11,119	100.0%	$9,633	100.0%	$9,713	100.0%	$9,340	100.0%	$9,001	100.0%

The shift in the allocations of the allowance for loan losses in 2007 is the result of the implementation of guidance issued by the FDIC. The current allocation is based on historical charge-off rates with additional allocations based on risk factors for each category and general economic factors. Prior to 2007, the allowance related to general economic factors was included solely in the unallocated category.

Deposits

The Company offers savings accounts, NOW accounts, demand deposits, time deposits and money market accounts. Additionally, the Company offers cash management accounts which provide either automatic transfer of funds above a specified level from the customer’s checking account to a money market account or short-term borrowings. Also, an account reconciliation service is offered whereby the Company provides a computerized report balancing the customer’s checking account.

Interest rates on deposits are set bi-monthly by the Bank’s rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$267,966	22.0%	$278,402	23.1%	$284,295	22.6%
Savings and Interest Checking	369,687	30.3%	314,961	26.1%	290,172	23.0%
Money Market	308,432	25.3%	277,482	23.0%	327,203	26.0%
Time Certificates of Deposit	273,925	22.4%	335,972	27.8%	359,045	28.4%

Total	$1,220,010	100.0%	$1,206,817	100.0%	$1,260,715	100.0%

Time Deposits of $100,000 or more as of December 31 are as follows:

2008
(Dollars in thousands)

Three months or less	$56,982
Three months through six months	44,491
Six months through 12 months	49,302
Over 12 months	31,919

$182,694

Borrowings

The Bank’s borrowings consisted primarily of FHLB borrowings collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLB totaled $237,000,000, a decrease of $52,250,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLB at December 31, 2008 was approximately $194,415,000. In addition, the Bank has a $14,500,000 line of credit with the FHLB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, their interest rates and other information.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $112,510,000, an increase of $26,520,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including their interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 18.9% in 2008 to $46,750,000, compared with $39,313,000 in 2007. The increase in net interest income for 2008 was mainly due to a 13.2% or a 35 basis point increase in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis increased to 3.00% in 2008 from 2.65% in 2007, and from 2.40% in 2006.

Additional information about the increased net interest margin is contained in the “Overview” section of this report. Also, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin. Management believes that the current yield curve environment will continue to present challenges as deposit and borrowing costs may have the potential to increase at a faster rate than corresponding asset categories.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

		2008			2007			2006
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
Year Ended December 31,	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans(2)	$775,337	$50,199	6.47%	$725,903	$52,902	7.29%	$723,825	$51,466	7.11%
Securities available-for-sale:(3)
Taxable	411,938	18,183	4.41	372,878	14,466	3.88	497,113	17,182	3.46
Tax-exempt	61,406	3,204	5.24	330	17	5.21	354	18	5.02
Securities held-to-maturity:
Taxable	193,584	8,265	4.27	248,338	9,065	3.65	275,897	10,112	3.67
Federal funds sold	99,784	2,442	2.45	131,737	6,661	5.06	37,511	1,955	5.21
Interest-bearing deposits in other banks	14,478	371	2.56	163	7	4.29	217	9	4.15

Total interest-earning assets	1,556,527	82,664	5.31%	1,479,349	83,118	5.62%	1,534,917	80,742	5.26%
Noninterest-earning assets	136,830			130,652			123,601
Allowance for loan losses	(9,997)			(9,719)			(9,608)

Total assets	$1,683,360			$1,600,282			$1,648,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$203,678	$3,076	1.51%	$202,761	$4,235	2.09%	$205,645	$3,936	1.91%
Savings accounts	166,009	2,929	1.76	112,200	2,477	2.21	84,527	1,013	1.20
Money market accounts	308,432	7,260	2.35	277,482	8,901	3.21	327,203	9,804	3.00
Time deposits	273,925	9,744	3.56	335,972	15,640	4.66	359,045	16,026	4.46

Total interest-bearing deposits	952,044	23,009	2.42	928,415	31,253	3.37	976,420	30,779	3.15
Securities sold under agreements to repurchase	94,526	1,393	1.47	89,815	3,193	3.56	70,862	2,681	3.78
Other borrowed funds and subordinated debentures	225,743	11,512	5.10	168,535	9,359	5.55	192,143	10,484	5.46

Total interest-bearing liabilities	1,272,313	35,914	2.82%	1,186,765	43,805	3.69%	1,239,425	43,944	3.55%
Noninterest-bearing liabilities
Demand deposits	267,966			278,402			284,295
Other liabilities	21,363			23,565			19,801

Total liabilities	1,561,642			1,488,732			1,543,521

Stockholders’ equity	121,718			111,550			105,389
Total liabilities and stockholders’ equity	$1,683,360			$1,600,282			$1,648,910

Net interest income on a fully taxable equivalent basis		$46,750			$39,313			$36,798

Less taxable equivalent adjustment		(1,971)			(110)			(35)

Net interest income		$44,779			$39,203			$36,763

Net interest spread			2.49%			1.93%			1.71%

Net interest margin			3.00%			2.65%			2.40%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	At amortized cost.

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

	2008 Compared with 2007			2007 Compared with 2006
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest income:
Loans	$3,450	$(6,153)	$(2,703)	$148	$1,288	$1,436
Securities available-for-sale:
Taxable	1,606	2,111	3,717	(4,647)	1,931	(2,716)
Tax-exempt	3,187	—	3,187	(1)	—	(1)
Securities held-to-maturity:
Taxable	(2,190)	1,390	(800)	(1,006)	(41)	(1,047)
Federal funds sold	(1,349)	(2,870)	(4,219)	4,766	(60)	4,706
Interest-bearing deposits in other banks	368	(4)	364	(2)	—	(2)

Total interest income	5,072	(5,526)	(454)	(742)	3,118	2,376

Interest expense:
Deposits:
NOW accounts	19	(1,178)	(1,159)	(56)	355	299
Savings accounts	1,020	(568)	452	410	1,054	1,464
Money market accounts	915	(2,556)	(1,641)	(1,562)	659	(903)
Time deposits	(2,589)	(3,307)	(5,896)	(1,056)	670	(386)

Total interest-bearing deposits	(635)	(7,609)	(8,244)	(2,264)	2,738	474
Securities sold under agreements to repurchase	159	(1,959)	(1,800)	682	(170)	512
Other borrowed funds and subordinated debentures	2,968	(815)	2,153	(1,308)	183	(1,125)

Total interest expense	2,492	(10,383)	(7,891)	(2,890)	2,751	(139)

Change in net interest income	$2,580	$4,857	$7,437	$2,148	$367	$2,515

Average earning assets were $1,556,527,000 in 2008, an increase of $77,178,000 or 5.2% from the average in 2007, which was 3.6% lower than the average in 2006. Total average securities, including securities available-for-sale and securities held-to-maturity, were $666,928,000, an increase of 7.3% from the average in 2007. The increase in securities volume was mainly attributable to an increase in tax-exempt securities. Investments in tax-exempt securities increased to take advantage of increased yields in this market. An increase in securities balances resulted in higher securities income, which increased 25.9% to $29,652,000 on a fully tax equivalent basis. Total average loans increased 6.8% to $775,337,000 after increasing $2,078,000 in 2007. The primary reason for the increase in loans was due in large part to an increase in residential first and second mortgage lending as well as an increase in commercial real estate lending. The increase in loan volume partially offset by decreases in loan rates resulted in lower loan income, which decreased by 5.1% or $2,703,000 to $50,199,000. Total loan income was $51,466,000 in 2006.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 1.1% or $13,193,000 in 2008 after decreasing by 4.3% or $53,898,000 in 2007. Deposits increased in 2008 primarily as a result of increases in savings and money market accounts, which increased by 21.8% or $84,759,000, somewhat offset by decreases in time deposits, which decreased by 18.5% or $62,047,000. During 2007, deposits decreased primarily as a result of decreases in money market accounts, which decreased by 15.2% or $49,721,000 and time deposits, which decreased by 6.4% or $23,073,000. Borrowed funds and subordinated debentures increased by 33.9% in 2008 following a decrease of 12.3% in 2007. The majority of the Company’s borrowed funds are borrowings from the FHLB and retail repurchase agreements. Borrowings from the FHLB increased by approximately $57,208,000, and retail repurchase agreements increased by $4,711,000. Interest expense totaled $35,914,000 in 2008, a decrease of $7,891,000 or 18.0% from 2007 when interest expense decreased 0.3% from 2006. The decrease in interest expense is primarily due to market decreases in deposit rates and continued deposit pricing discipline.

Provision for Loan Losses

The provision for loan losses was $4,425,000 in 2008, compared with $1,500,000 in 2007 and $825,000 in 2006. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision increased during 2008 primarily as a result of growth in the loan portfolio, nonperforming loans and an increase in net charge-offs during the year as well as management’s quantitative analysis of the loan portfolio.

The allowance for loan losses was $11,119,000 at December 31, 2008, compared with $9,633,000 at December 31, 2007. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.33% in 2008 and 2007. This ratio remained stable as a result of management’s evaluation of the loan portfolio.

Nonperforming loans, which include all nonaccruing loans, totaled $3,661,000 on December 31, 2008, compared with $1,312,000 on December 31, 2007. Nonperforming loans increased primarily as a result of an increase in both nonperforming consumer mortgages and commercial loans.

Other Operating Income

During 2008, the Company continued to experience positive results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage offered through Linsco/Private Ledger Corp. (“LPL”), an unaffiliated registered securities broker-dealer and investment advisor.

Under the lockbox program, which is not tied to extensions of credit by the Company, the Company’s customers arrange for payments of their accounts receivable to be made directly to the Company. The Company records the amounts paid to its customers, deposits the funds to the customer’s account and provides automated records of the transactions to customers. Typical customers for the lockbox service are municipalities that use it to automate tax collections, cable TV companies and other commercial enterprises.

Through a program called Investment Services at Century Bank, the Bank provides full-service securities brokerage services supported by LPL, a full-service securities brokerage business. Registered representatives employed by LPL offer limited investment advice, execute transactions and assist customers in financial and retirement planning. LPL provides research to and supervises its representatives. The Bank receives a share in the commission revenues.

Total other operating income in 2008 was $13,975,000, an increase of $27,000 or 0.2% compared to 2007. This increase followed an increase of $2,583,000 or 22.7% in 2007, compared to 2006. Included in 2007 is the $1,321,000 pre-tax gain on the sale of the building that houses the Company’s Medford Square branch. Service charge income, which continues to be a major area of other operating income totaling $8,190,000 in 2008, increased $611,000 compared to 2007. This followed an increase of $877,000 compared to 2006. Service charges on deposit accounts increased mainly because of increases in fees. Lockbox revenues totaled $2,953,000, down $3,000 in 2008 following an increase of $184,000 in 2007. Other income totaled $2,479,000, up $792,000 in 2007 following a decrease of $55,000 in 2007. The increase in 2008 was mainly attributable to an increase of $420,000 in the growth of cash surrender values on life insurance policies which was attributable to higher returns on life insurance policies, an increase of $143,000 in foreign ATM surcharges and an increase of $138,000 in royalty payments on the merchant and credit card customer base. The decrease in 2007 was mainly attributable to an increase of $217,000 in foreign ATM surcharges and an increase of $183,000 in the growth of cash surrender values on life insurance policies that was attributable to higher returns on life insurance policies offset by a pre-tax gain of $600,000 from the sale of rights to future royalty payments for a portion of the Company’s Merchant Credit Card customer base during 2006. Foreign ATM surcharges increased because of an increase in rates charged and the addition of ATMs.

Operating Expenses

Total operating expenses were $43,028,000 in 2008, compared to $40,255,000 in 2007 and $40,196,000 in 2006.

Salaries and employee benefits expenses increased by $1,072,000 or 4.4% in 2008, after increasing by 3.1% in 2007. The increase in 2008 and 2007 was mainly attributable to an increase in staff levels, merit increases in salaries and increases in health insurance costs. Pension expense for 2009 is expected to increase.

Occupancy expense increased by $394,000 or 10.2% in 2008, following a decrease of $55,000 or 1.4% in 2007. The increase in 2008 was primarily attributable to an increase in rent expense associated with general rent escalations as well as retail branch expansion, depreciation and real estate taxes. The decrease in 2007 was primarily attributable to an increase in rental income.

Equipment expense decreased by $83,000 or 2.8% in 2008, following a decrease of $86,000 or 2.8% in 2007. The decrease in 2008 and 2007 was primarily attributable to a decrease in depreciation expense. Other operating expenses increased by $1,390,000 in 2008, which followed a $528,000 decrease in 2007. The increase in 2008 was primarily attributable to an increase in FDIC assessments, legal expense, consulting expense and contributions to charitable organizations. The decrease in 2007 was primarily attributable to a decrease in bank processing charges and legal expense.

Currently, the Company pays approximately 5.3 basis points for FDIC deposit insurance. Under a proposal by the FDIC, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. As discussed in the “Recent Market Developments” section, the Company has elected to participate in the TAGP. The annual impact to the Company of raising the deposit insurance rate by seven basis points and participating in the TAGP will be approximately $1.2 million in FDIC insurance premiums.

Provision for Income Taxes

Income tax expense was $2,255,000 in 2008, $3,532,000 in 2007 and $2,419,000 in 2006. The effective tax rate was 20.0% in 2008, 31.0% in 2007 and 34.0% in 2006. The decrease in the effective tax rate for 2008 and 2007 was mainly attributable to an increase in tax-exempt interest income as a percentage of taxable income. The federal tax rate was 34% in 2008, 2007 and 2006.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rates on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on or after January 1, 2010; to 9.5% for tax years beginning on or after January 1, 2011; and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company has analyzed the impact of this law and as a result of revaluing its net deferred tax assets, we calculated the impact to be additional tax expense of approximately $80,000. This charge was recognized during the third quarter of 2008.

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. One measure of the Company’s exposure to differential changes in interest rates between assets and liabilities is an interest rate risk management test.

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income(1)

+300	(2.0)%
+200	(1.8)%
+100	(1.2)%
−100	1.5%
−200	3.1%
−300	(5.9)%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $199,982,000 on December 31, 2008, compared with $299,901,000 on December 31, 2007. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $120,503,000 at December 31, 2008, compared with $118,806,000 at December 31, 2007. The increase in 2008 was primarily the result of earnings offset by an increase in accumulated other comprehensive loss, net of taxes and dividends paid. The increase in accumulated other comprehensive loss was mainly attributable to an increase of $4,723,000 in the pension liability, net of taxes, and an increase of $81,000 in the net unrealized loss on the Company’s available-for-sale portfolio, net of taxes.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 15.30% and 12.10%, respectively, and total capital-to-risk assets ratio of 16.38% and 13.19%, respectively, at December 31, 2008. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00%; and at December 31, 2008, the Company and the Bank exceeded this requirement with leverage ratios of 9.05% and 7.15%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2008.

Contractual Obligations and Commitments by Maturity

	Payments Due — by Period
		Less Than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

FHLB advances	$237,000	$104,500	$70,000	$20,500	$42,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	21,622	1,754	3,617	3,940	12,311
Lease obligations	5,601	1,439	2,069	618	1,475
Other
Treasury, tax and loan	1,413	1,413	—	—	—
Customer repurchase agreements	112,510	112,510	—	—	—

Total contractual cash obligations	$414,229	$221,616	$75,686	$25,058	$91,869

	Amount of Commitment Expiring — by Period
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

Lines of credit	$144,653	$82,296	$5,412	$4,564	$52,381
Standby and commercial letters of credit	14,225	12,248	1,727	250	—
Other commitments	24,425	7,063	12,646	903	3,813

Total commitments	$183,303	$101,607	$19,785	$5,717	$56,194

Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notational amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk at December 31, are as follows:

Contract or Notational Amount	2008	2007
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$1,225	$2,442
Standby and commercial letters of credit	14,225	13,498
Unused lines of credit	144,653	155,378
Unadvanced portions of construction loans	16,642	27,294
Unadvanced portions of other loans	6,558	8,746

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair market value of standby letters of credit was $117,000 and $109,000 for 2008 and 2007, respectively.

Recent Accounting Developments

Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value to any existing financial instruments.

Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). In December 2007, the FASB issued SFAS 141R and SFAS 160. These statements require significant changes in the accounting and reporting for business acquisitions and the reporting of noncontrolling interests in subsidiaries. Among many changes under SFAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS 141R applies prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for applying SFAS 160 is also the first annual reporting period beginning on or after December 15, 2008. Adoption of these statements will affect the Company’s accounting for any business acquisitions occurring after the effective date and the reporting of any noncontrolling interests in subsidiaries existing on or after the effective date.

SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”). This Statement shall be effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has not yet determined the impact of the adoption of SFAS 162 to the Company’s statement of financial position or results of operations.

FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations.

FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings per Share.” The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company has determined that the impact of the adoption of FSP EITF 03-6-1 to the Company’s statement of financial position or results of operations is immaterial.

FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires disclosure of additional information about investment allocation, fair values of major asset categories of assets, the development of fair value measurements, and concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The Company will adopt the FSP upon its effective date and will report the required disclosures in our Form 10-K for the period ending December 31, 2009.

CENTURY BANCORP, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands except share data)

ASSETS
Cash and due from banks (Note 2)	$61,195	$66,974
Federal funds sold and interest-bearing deposits in other banks	94,973	232,927

Total cash and cash equivalents	156,168	299,901
Short-term investments	43,814	—
Securities available-for-sale, amortized cost $496,046 in 2008 and $388,453 in 2007 (Notes 3 and 9)	495,585	388,104
Securities held-to-maturity, fair value $185,433 in 2008 and $181,704 in 2007 (Notes 4 and 11)	184,047	183,710
Federal Home Loan Bank of Boston, stock at cost	15,531	15,531
Loans, net (Note 5)	836,065	726,251
Less: allowance for loan losses (Note 6)	11,119	9,633

Net loans	824,946	716,618
Bank premises and equipment (Note 7)	22,054	21,985
Accrued interest receivable	6,723	6,590
Other assets (Notes 8 and 14)	52,698	47,842

Total assets	$1,801,566	$1,680,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$277,217	$289,526
Savings and NOW deposits	353,261	310,858
Money market accounts	308,177	234,099
Time deposits (Note 10)	326,872	295,578

Total deposits	1,265,527	1,130,061
Securities sold under agreements to repurchase (Note 11)	112,510	85,990
Other borrowed funds (Note 12)	238,558	289,885
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	28,385	19,456

Total liabilities	1,681,063	1,561,475
Commitments and contingencies (Notes 7, 16 and 17)
Stockholders’ equity (Note 13):
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,511,307 shares in 2008 and 3,516,704 shares in 2007	3,511	3,517
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 2,027,100 shares in 2008 and 2,027,100 shares in 2007	2,027	2,027
Additional paid-in capital	11,475	11,553
Retained earnings	112,135	105,550

	129,148	122,647
Unrealized losses on securities available-for-sale, net of taxes	(292)	(211)
Pension liability, net of taxes	(8,353)	(3,630)

Total accumulated other comprehensive loss, net of taxes (Notes 3 and 13)	(8,645)	(3,841)

Total stockholders’ equity	120,503	118,806

Total liabilities and stockholders’ equity	$1,801,566	$1,680,281

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands except share data)

INTEREST INCOME
Loans, taxable	$47,521	$52,589	$51,332
Loans, non-taxable	1,782	207	105
Securities available-for-sale, taxable	17,680	13,815	16,449
Securities available-for-sale, non-taxable	2,101	12	12
Federal Home Loan Bank of Boston dividends	531	651	733
Securities held-to-maturity	8,265	9,065	10,112
Federal funds sold, interest-bearing deposits in other banks and short-term investments	2,813	6,669	1,964

Total interest income	80,693	83,008	80,707
INTEREST EXPENSE
Savings and NOW deposits	6,005	6,712	4,950
Money market accounts	7,260	8,901	9,804
Time deposits (Note 8)	9,744	15,640	16,026
Securities sold under agreements to repurchase	1,393	3,191	2,681
Other borrowed funds and subordinated debentures	11,512	9,361	10,483

Total interest expense	35,914	43,805	43,944

Net interest income	44,779	39,203	36,763
Provision for loan losses (Note 6)	4,425	1,500	825

Net interest income after provision for loan losses	40,354	37,703	35,938
OTHER OPERATING INCOME
Service charges on deposit accounts	8,190	7,579	6,702
Lockbox fees	2,953	2,956	2,772
Brokerage commissions	180	135	149
Net gains on sales of securities	249	153	—
Writedown of certain investments to fair value (Note 3)	(76)	—	—
Net gains on sales of fixed assets	—	1,438	—
Other income	2,479	1,687	1,742

Total other operating income	13,975	13,948	11,365
OPERATING EXPENSES
Salaries and employee benefits (Note 15)	25,615	24,543	23,815
Occupancy	4,246	3,852	3,907
Equipment	2,874	2,957	3,043
Other (Note 18)	10,293	8,903	9,431

Total operating expenses	43,028	40,255	40,196

Income before income taxes	11,301	11,396	7,107
Provision for income taxes (Note 14)	2,255	3,532	2,419

Net income	$9,046	$7,864	$4,688

SHARE DATA (Note 13)
Weighted average number of shares outstanding, basic	5,541,983	5,542,461	5,540,966
Weighted average number of shares outstanding, diluted	5,543,702	5,546,707	5,550,722
Net income per share, basic	$1.63	$1.42	$0.85
Net income per share, diluted	1.63	1.42	0.84

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(Dollars in thousands except share data)

BALANCE, DECEMBER 31, 2005	$3,453	$2,082	$11,416	$97,338	$(11,088)	$103,201
Net income	—	—	—	4,688	—	4,688
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,156 in taxes	—	—	—	—	3,159	3,159

Comprehensive income						7,847
Adjustment to initially apply SFAS 158, net of $1,421 in taxes	—	—	—	—	(2,158)	(2,158)
Conversion of Class B Common Stock to Class A Common Stock, 39,790 shares	40	(40)	—	—	—	—
Stock options exercised, 5,746 shares	6	—	89	—	—	95
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,674)	—	(1,674)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(493)	—	(493)

BALANCE, DECEMBER 31, 2006	$3,499	$2,042	$11,505	$99,859	$(10,087)	$106,818
Net income	—	—	—	7,864	—	7,864
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,977 in taxes	—	—	—	—	4,900	4,900
Pension liability adjustment, net of $934 in taxes	—	—	—	—	1,346	1,346

Comprehensive income						14,110
Conversion of Class B Common Stock to Class A Common Stock, 15,350 shares	15	(15)	—	—	—	—
Stock options exercised, 2,616 shares	3	—	48	—	—	51
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,685)	—	(1,685)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(488)	—	(488)

BALANCE, DECEMBER 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806
Net income	—	—	—	9,046	—	9,046
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $32 in taxes	—	—	—	—	(81)	(81)
Pension liability adjustment, net of $3,054 in taxes	—	—	—	—	(4,754)	(4,754)

Comprehensive income						4,211
Effects of changing pension plans’ measurement date pursuant to SFAS 158, net of $177 in taxes	—	—	—	(287)	31	(256)
Stock repurchased, 5,397 shares	(6)	—	(78)	—	—	(84)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,687)	—	(1,687)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(487)	—	(487)

BALANCE, DECEMBER 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,046	$7,864	$4,688
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sales	(512)	—	—
Proceeds from mortgage loans sold	515	—	—
Gain on sale of loans	(3)	—	—
Gain on sale of building	—	(1,321)	—
Gain on sale of fixed assets	—	(117)	—
Gain on sales of securities	(249)	(153)	—
Writedown of certain investments to fair value	76	—	—
Provision for loan losses	4,425	1,500	825
Deferred tax (benefit) expense	(1,094)	111	(713)
Net depreciation and amortization	3,229	3,443	3,595
(Increase) decrease in accrued interest receivable	(133)	782	(245)
Loss on sales of other real estate owned	33	—	—
Writedown of other real estate owned	77	—	—
Increase in other assets	(1,415)	(5,809)	(2,644)
Increase (decrease) in other liabilities	737	(656)	1,202

Net cash provided by operating activities	14,732	5,644	6,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	3,717	—	—
Purchase of short-term investments	(47,531)	—	—
Proceeds from calls/maturities of securities available-for-sale	282,705	197,322	123,013
Proceeds from sales of securities available-for-sale	238,894	160	—
Purchase of securities available-for-sale	(593,958)	(177,870)	(498)
Proceeds from calls/maturities of securities held-to-maturity	56,123	82,074	20,965
Purchase of securities held-to-maturity	(91,431)	—	—
Loan acquired, net of discount	(4,099)	—	—
Net (increase) decrease in loans	(108,950)	8,489	(47,580)
Proceeds from sales of other real estate owned	673	—	—
Proceeds from sale of building	—	1,500	—
Proceeds from sales of fixed assets	—	300	—
Capital expenditures	(3,009)	(2,252)	(723)

Net cash (used in) provided by investing activities	(266,866)	109,723	95,177
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposit accounts	31,294	(114,519)	8,324
Net increase (decrease) in demand, savings, money market and NOW deposits	104,172	(24,385)	43,601
Net payments for the repurchase of stock	(84)	—	—
Net proceeds from the exercise of stock options	—	51	95
Cash dividends	(2,174)	(2,173)	(2,167)
Net increase (decrease) in securities sold under agreements to repurchase	26,520	(970)	36,950
Net (decrease) increase in other borrowed funds	(51,327)	166,862	(181,699)

Net cash provided by (used in) financing activities	108,401	24,866	(94,896)

Net (decrease) increase in cash and cash equivalents	(143,733)	140,233	6,989
Cash and cash equivalents at beginning of year	299,901	159,668	152,679

Cash and cash equivalents at end of year	$156,168	$299,901	$159,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$35,997	$44,787	$42,887
Income taxes	2,750	3,942	2,713
Change in unrealized losses on securities available-for-sale, net of taxes	$(81)	$4,900	$3,159
Pension liability adjustment, net of taxes	(4,754)	1,346	(2,158)
Effects of changing pension plans’ measurement date pursuant to SFAS 158, net of taxes	(256)	—	—
Transfer of loans to other real estate owned	330	453	—

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiaries, Century Subsidiary Investments, Inc. (“CSII”), Century Subsidiary Investments, Inc. II (“CSII II”), Century Subsidiary Investments, Inc. III (“CSII III”) and Century Financial Services Inc. (“CFSI”). CSII, CSII II, and CSII III are engaged in buying, selling and holding investment securities. CFSI has the power to engage in financial agency, securities brokerage, and investment and financial advisory services and related securities credit.

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

Material estimates that are susceptible to change in the near term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on independent appraisals and review of other factors associated with the loans. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Certain reclassifications are made to prior-year amounts whenever necessary to conform with the current-year presentation.

FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements,” which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. FASB Staff Position 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:

Level I — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.

Level III — Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, noninvestment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have an effect on our financial condition, results of operations or cash flows.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, federal funds sold and certificates of deposit.

SHORT-TERM INVESTMENTS

As of December 31, 2008, short-term investments include highly liquid certificates of deposit with original maturities of greater than 90 days but less than one year.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

the cost basis of the investment is written down to fair value. The amount of the writedown is included as a charge to earnings. Gains and losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On February 26, 2009, the FHLBB Boston advised its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $339.1 million in other-than-temporary impairment charges on its private-label mortgage-backed securities. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company was less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLBB stock.

LOANS

Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days’ delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued are designated nonaccrual loans. When a loan is placed on nonaccrual, all income which has been accrued but remains unpaid is reversed against current period income, and all amortization of deferred loan costs and fees is discontinued. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and income. Income received on nonaccrual loans is either recorded in income or applied to the principal balance of the loan depending on management’s evaluation as to the collectibility of principal.

Loan origination fees and related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method. Prepayments are not initially considered when amortizing premiums and discounts.

The Bank accounts for impaired loans at lower of cost or fair value, by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans such as residential real estate and consumer loans that are collectively evaluated for impairment and loans that are measured at fair value. Management considers the payment status, net worth and earnings’ potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Loans are charged-off when management believes that the collectibility of the loan’s principal is not probable. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

ACQUIRED LOANS

In accordance with Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” the Company reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments received in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. SOP No. 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.

Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of SOP No. 03-3. For such loans, the discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the term of the loan. Prepayments are not considered in the calculation of accretion income. Additionally, discount is not accreted on nonperforming loans.

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may also include interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on nonperforming status, prepayment fees and other loan fees.

NONPERFORMING ASSETS

In addition to nonperforming loans, nonperforming assets include other real estate owned. Other real estate owned is comprised of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Other real estate owned is recorded initially at estimated fair value less costs to sell. When such assets are acquired, the excess of the loan balance over the estimated fair value of the asset is charged to the allowance for loan losses. An allowance for losses on other real estate owned is established by a charge to earnings when, upon periodic evaluation by management, further declines in the estimated fair value of properties have occurred. Such evaluations are based on an analysis of individual properties as well as a general assessment of current real estate market conditions. Holding costs and rental income on properties are included in current operations, while certain costs to improve such properties are capitalized. Gains and losses from the sale of other real estate owned are reflected in earnings when realized.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not subject to amortization. Identifiable intangible assets consist of core deposit intangibles and are assets resulting from acquisitions that are being amortized over their estimated useful lives. Goodwill and identifiable intangible assets are included in other assets on the consolidated balance sheets. The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Currently, the Company’s goodwill is evaluated at the entity level as there is only one reporting unit. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

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

STOCK OPTION ACCOUNTING

The Company follows the fair value recognition provisions of SFAS 123R for all share-based payments, using the modified-prospective transition method. The Company’s method of valuation for share-based awards granted utilizes the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company will recognize compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 81,037 shares of Class A common stock exercisable at December 31, 2008.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

On December 30, 2005, the Board of Directors approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.60 or greater per share. As a consequence, options to purchase 23,950 shares of Class A common stock became exercisable immediately. The average of the high and low price at which the Class A common stock traded on December 30, 2005, the date of the acceleration and vesting, was $29.28 per share. In connection with this acceleration, the Board of Directors approved a technical amendment to each of the Option Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. Effective as of January 1, 2006, the Company adopted SFAS 123R for all share-based payments. The Company estimates that, as a result of this accelerated vesting, approximately $190,000 of 2006 noncash compensation expense was eliminated that would otherwise have been recognized in the Company’s earnings.

The Company decided to accelerate the vesting of certain stock options primarily to reduce the noncash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of SFAS 123R in 2006. There was no earnings impact for 2006 due to the Company’s adoption of SFAS 123R.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested, and there were no options granted during 2008.

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or its financial position.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

PENSION

The Company provides pension benefits to its employees under a noncontributory, defined benefit plan which is funded on a current basis in compliance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and recognizes costs over the estimated employee service period.

The Company also has a Supplemental Executive Insurance/Retirement Plan (“the Supplemental Plan”) which is limited to certain officers and employees of the Company. The Supplemental Plan is accrued on a current basis and recognizes costs over the estimated employee service period.

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary, and participants are required to contribute to its cost. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. The Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. SFAS 158 also required the Company to measure plan assets and benefit obligations as of December 31, 2008, the date of the Company’s fiscal year-end.

RECENT ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS 159, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value to any existing financial instruments.

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). In December 2007, the FASB issued SFAS 141R and SFAS 160. These statements require significant changes in the accounting and reporting for business acquisitions and the reporting of non-controlling interests in subsidiaries. Among many changes under SFAS 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition-related costs will be expensed rather than capitalized. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS 141R applies prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for applying SFAS 160 is also the first annual reporting

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

period beginning on or after December 15, 2008. Adoption of these statements will affect the Company’s accounting for any business acquisitions occurring after the effective date and the reporting of any noncontrolling interests in subsidiaries existing on or after the effective date.

SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”). This Statement shall be effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has not yet determined the impact of the adoption of SFAS 162 to the Company’s statement of financial position or results of operations.

FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations.

FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings per Share.” The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company has determined that the impact of the adoption of FSP EITF 03-6-1 to the Company’s statement of financial position or results of operations is immaterial.

FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires disclosure of additional information about investment allocation, fair values of major asset categories of assets, the development of fair value measurements, and concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The Company will adopt the FSP upon its effective date and will report the required disclosures in our Form 10-K for the period ending December 31, 2009.

2.	Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $1,020,000 at December 31, 2008 and $1,909,000 at December 31, 2007.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Securities Available-for-Sale

	December 31, 2008				December 31, 2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury	$1,999	$29	$—	$2,028	$1,997	$39	$—	$2,036
U.S. Government Sponsored Enterprise	159,100	2,216	24	161,292	218,168	982	421	218,729
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	259,264	2,427	1,559	260,132	146,630	400	1,392	145,638
Privately Issued Mortgage-Backed Securities	10,972	—	1,946	9,026	16,693	2	171	16,524
Obligations of States and Political Subdivisions	61,532	38	1,311	60,259	1,678	—	—	1,678
Other	3,179	73	404	2,848	3,287	305	93	3,499

Total	$496,046	$4,783	$5,244	$495,585	$388,453	$1,728	$2,077	$388,104

*	Amortized cost is net of impairment writedown.

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $113,259,000 and $80,260,000 at December 31, 2008 and 2007, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $244,409,000 and $233,544,000 at December 31, 2008 and 2007, respectively. The Company realized gross gains of $251,000 and gross losses of $2,000 from the proceeds of $238,894,000 from the sales of available-for-sale securities for the year ended December 31, 2008. The Company realized gross gains of $153,000 in 2007 from gross proceeds of $336,000 on the sale of one stock. The Company did not realize any gains or losses in 2006.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2008.

	Amortized	Fair
	Cost*	Value
	(Dollars in thousands)

Within one year	$93,598	$93,518
After one but within five years	300,874	301,511
After five but within ten years	45,397	45,943
More than ten years	53,698	52,465
Nonmaturing	2,479	2,148

Total	$496,046	$495,585

*	Amortized cost is net of impairment writedown.

The weighted average remaining life of investment securities available-for-sale at December 31, 2008 and 2007 was 4.8 and 2.2 years, respectively. Excluding auction rate municipal obligations (“ARSs”) and variable rate demand notes

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

(“VRDNs”), which have maturities up to 30 years, but reprice more frequently, the estimated average remaining life is 2.9 years for 2008. ARSs and VRDNs are included in Obligations of States and Political Subdivisions above. There were no holdings of ARSs and VRDNs during 2007. Included in the weighted average remaining life calculation at December 31, 2008 and 2007 were $126,145,000 and $113,160,000, respectively, of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2008. This table shows the unrealized loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 44 and 17 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 260 holdings at December 31, 2008.

As of December 31, 2008, management has concluded that the unrealized losses below its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost which for debt securities may be at maturity. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities were caused by changes in credit spreads and liquidity issues in the marketplace.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit notary of the obliger and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary. In the case of privately issued mortgage-backed securities, the performance of the underlying loans is analyzed as deemed necessary.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$4,976	$24	$—	$—	$4,976	$24
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	80,873	1,351	15,793	208	96,666	1,559
Privately Issued Mortgage-Backed Securities	1,716	569	7,310	1,377	9,026	1,946
Obligations of States and Political Subdivisions	13,645	1,311	—	—	13,645	1,311
Other	482	266	1,569	125	2,051	391

Total temporarily impaired securities	$101,692	$3,521	$24,672	$1,710	$126,364	$5,231

*	The decline in fair value is attributable to change in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008. Excluded from the table above are two stocks that were written down by $76,000. The fair value is $96,000 with an unrealized loss of $13,000. These stocks were deemed to be impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

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

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$—	$—	$89,570	$421	$89,570	$421
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	7,186	24	83,553	1,368	90,739	1,392
Privately Issued Mortgage-Backed Securities	3,218	58	12,560	113	15,778	171
Other	198	28	1,985	65	2,183	93

Total temporarily impaired securities	$10,602	$110	$187,668	$1,967	$198,270	$2,077

*	The decline in fair value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

4.  Investment Securities Held-to-Maturity

	December 31, 2008				December 31, 2007
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$44,000	$506	$—	$44,506	$94,987	$59	$251	$94,795
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	140,047	1,314	434	140,927	88,723	72	1,886	86,909

Total	$184,047	$1,820	$434	$185,433	$183,710	$131	$2,137	$181,704

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $35,000,000 and $93,000,000 at December 31, 2008 and 2007, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $114,103,000 and $86,987,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2008.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Within one year	$27,022	$27,245
After one but within five years	136,869	137,745
After five but within ten years	20,156	20,443

Total	$184,047	$185,433

The weighted average remaining life of investment securities held-to-maturity at December 31, 2008 and 2007 was 2.4 and 1.8 years, respectively. Included in the weighted average remaining life calculation at December 31, 2008 were $19,000,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2008. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 9 and 12 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 80 holdings at December 31, 2008.

As of December 31, 2008, management has concluded that the unrealized losses below its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost which for debt securities may be at maturity. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit notary of the obliger and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	$12,995	$111	$19,821	$323	$32,816	$434

Total temporarily impaired securities	$12,995	$111	$19,821	$323	$32,816	$434

*	The decline in fair value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2007. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 63

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

securities that are temporarily impaired for 12 months or longer, out of a total of 78 holdings at December 31, 2007. The Company believes that the investments are temporarily impaired.

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$—	$—	$74,737	$251	$74,737	$251
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	—	82,667	1,886	82,667	1,886

Total temporarily impaired securities	$—	$—	$157,404	$2,137	$157,404	$2,137

*	The decline in fair value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

5.	Loans

The majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, consumer, home equity and other loans for its portfolio.

The following summary shows the composition of the loan portfolio at the dates indicated.

	December 31,
	2008	2007
	(Dollars in thousands)

Construction and land development	$59,511	$62,412
Commercial and industrial	141,373	117,332
Commercial real estate	332,325	299,920
Residential real estate	194,644	168,204
Consumer	8,246	8,359
Home equity	98,954	68,585
Overdrafts	1,012	1,439

Total	$836,065	$726,251

Net deferred fees included in loans at December 31, 2008 and December 31, 2007 were $81,000 and $38,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $768,000 and $559,000 at December 31, 2008 and December 31, 2007, respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $56,000 and $65,000 at December 31, 2008 and at December 31, 2007, respectively.

As of December 31, 2008 and 2007, the Bank recorded investment in impaired loans was $2,698,000 and $196,000, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, there were $1,460,000 of impaired loans with a specific reserve of $600,000. At December 31, 2007, there were $75,000 of impaired loans with a specific reserve of $75,000.

The composition of nonaccrual loans and impaired loans is as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Loans on nonaccrual	$3,661	$1,312	$135
Loans 90 days past due and still accruing	89	122	789
Impaired loans on nonaccrual included above	1,511	196	16
Total recorded investment in impaired loans	2,698	196	16
Average recorded value of impaired loans	1,194	332	278
Interest income on nonaccrual loans according to their original terms	121	52	3
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	24	—	—

During the first quarter of 2008, the Company purchased a loan for $4,823,000 with a discount of $724,000. The entire discount is classified as an accretable discount. The Company accreted $34,000 of the discount during 2008.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2008.

Balance at		Repayments	Balance at
December 31, 2007	Additions	and Deletions	December 31, 2008
(Dollars in thousands)

$2,396	$303	$127	$2,572

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the total allowances for loan losses for each of the three years ending December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$9,633	$9,713	$9,340
Loans charged-off	(3,373)	(2,139)	(708)
Recoveries on loans previously charged-off	434	559	256

Net charge-offs	(2,939)	(1,580)	(452)
Provision charged to expense	4,425	1,500	825

Allowance for loan losses, end of year	$11,119	$9,633	$9,713

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Bank Premises and Equipment

	December 31,
	2008	2007	Estimated Useful Life
	(Dollars in thousands)

Land	$3,478	$3,478	—
Bank premises	17,846	17,710	30-39 years
Furniture and equipment	25,357	23,889	3-10 years
Leasehold improvements	6,558	5,114	30-39 years or lease term

	53,239	50,191
Accumulated depreciation and amortization	(31,185)	(28,206)

Total	$22,054	$21,985

During 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts, for $1,500,000 at market terms. This property was sold to an entity affiliated with a director of the Company. The Bank financed $1,000,000 of this purchase at market terms. This sale resulted in a pre-tax gain of $1,321,000.

The Bank relocated this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This property is leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. The lease is for a period of 15 years. The annual base rent amount is $28,500 with annual increases based on the consumer price index. The Company is also required to pay 25% of all real estate taxes and operating costs. The lease contains options to extend the lease for three additional five-year periods. The lease was effective on September 1, 2007. The terms of the lease were based on an independent appraisal of the property and are considered to be market terms. The branch opened on May 5, 2008.

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $1,533,000, $1,349,000 and $1,113,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Rental income approximated $399,000, $351,000 and $69,000 in 2008, 2007 and 2006, respectively.

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2008 were as follows:

Year	Amount
(Dollars in thousands)

2009	$1,439
2010	1,179
2011	890
2012	323
2013	295
Thereafter	1,475

$5,601

8.	Goodwill and Identifiable Intangible Assets

Historically, the Company has determined fair values of reporting units based on stock prices, market earnings and tangible book value multiples of peer companies for the reporting unit. During the third quarter of 2008, management determined that the Company’s goodwill should be tested for impairment as the Company’s Class A common stock had been trading below book value per share. In the third quarter of 2008, management enhanced the

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

valuation methodology with discounted cash flow analysis. During the fourth quarter of 2008, management reviewed the assumptions used during the third quarter and concluded that the assumptions continued to be appropriate. Based on management’s assessment of the reporting unit’s fair value, goodwill is not considered to be impaired at December 31, 2008.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2008 and 2007 are shown in the table below.

		Core Deposit
Carrying Amount of Goodwill and Intangibles	Goodwill	Intangibles	Total
	(Dollars in thousands)

Balance at December 31, 2006	$2,714	$2,059	$4,773
Amortization Expense	—	(388)	(388)

Balance at December 31, 2007	2,714	1,671	4,385
Amortization Expense	—	(388)	(388)

Balance at December 31, 2008	$2,714	$1,283	$3,997

The following table sets forth the estimated annual amortization expense of the identifiable intangible assets.

Core Deposit Intangibles Year	Amount
(Dollars in thousands)

2009	$388
2010	388
2011	388
2012	119

$1,283

9.	Fair Value Measurements

The Company has evaluated SFAS 157, and the results of the fair value hierarchy required by SFAS 157 as of December 31, 2008 are as follows:

	Fair Value Measurements Using
		Quoted Prices		Significant
		in Active Markets	Significant	Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities AFS	$495,585	$578	$491,537	$3,470
Financial Instruments Measured at Fair Value on a Nonrecurring Basis:
Impaired Loans	$1,460	$—	$1,460	$—

Impaired loan balances in the table above represent those collateral-dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS 114 (as amended). Specific provisions related to impaired loans recognized for 2008 for credit losses amounted to $2,519,000.

There were purchases of $13,367,000 and maturities of $9,897,000 for a net increase of $3,470,000 in the fair value of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1,

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

2008 and December 31, 2008. The increase was attributable to an increase in certain municipal securities without readily available fair values. The securities in this category are generally equity investments or municipal securities with no readily determinable fair value. In the judgment of management, the fair value of these securities was considered to approximate their carrying value because they were deemed to be fully collectible and the rates paid on the securities were at least equal to rates paid on securities with similar maturities.

10.	Deposits

The following is a summary of original maturities or repricing of time deposits as of December 31,

	2008	Percent	2007	Percent
	(Dollars in thousands)

Within one year	$254,314	78%	$255,983	87%
Over one year to two years	23,517	7%	27,945	9%
Over two years to three years	36,576	11%	5,849	2%
Over three years to five years	12,465	4%	5,801	2%

Total	$326,872	100%	$295,578	100%

Time deposits of $100,000 or more totaled $182,694,000 and $172,592,000 in 2008 and 2007, respectively.

11.	Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2008	2007	2006
	(Dollars in thousands)

Amount outstanding at December 31,	$112,510	$85,990	$86,960
Weighted average rate at December 31,	1.08%	2.95%	3.71%
Maximum amount outstanding at any month end	$112,510	$102,110	$139,460
Daily average balance outstanding during the year	$94,526	$89,815	$70,862
Weighted average rate during the year	1.47%	3.56%	3.78%

Amounts outstanding at December 31, 2008, 2007 and 2006 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $112,072,000, $86,760,000 and $89,114,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2008, 2007 and 2006, respectively. The approximate fair value of the collateral at those dates was $112,990,000, $86,692,000 and $87,249,000, respectively.

12.	Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2008	2007	2006
	(Dollars in thousands)

Amount outstanding at December 31,	$274,641	$325,968	$159,106
Weighted average rate at December 31,	4.22%	4.94%	5.54%
Maximum amount outstanding at any month end	$293,668	$325,968	$339,858
Daily average balance outstanding during the year	$225,743	$168,535	$192,143
Weighted average rate during the year	5.10%	5.55%	5.46%

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank (“FHLB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLB at December 31, 2008 was approximately $194,415,000. In addition, the Bank has a $14,500,000 line of credit with the FHLB. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates is as follows:

	December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$104,500	2.80%	$124,750	4.65%	$2,750	3.80%
Over one year to two years	59,000	5.17%	54,500	4.67%	19,500	5.38%
Over two years to three years	11,000	4.05%	59,000	5.17%	32,000	5.17%
Over three years to five years	20,500	4.18%	9,000	4.14%	40,500	5.80%
Over five years	42,000	4.55%	42,000	4.53%	27,000	4.44%

Total	$237,000	3.88%	$289,250	4.73%	$121,750	5.22%

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2008 and 2007. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities on January 10, 2005.

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

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2008 and 2007.

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest-bearing borrowing carries an interest rate equal to the daily federal funds rate less 0.25%. This amount totaled $1,413,000 and $489,000 at December 31, 2008 and 2007, respectively.

The Bank also has an outstanding loan in the amount of $145,000 and $146,000 at December 31, 2008 and 2007, respectively, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

13.	Stockholders’ Equity

DIVIDENDS

Holders of the Class A common stock may not vote in the election of directors, but may vote as a class to approve certain extraordinary corporate transactions. Holders of Class B common stock may vote in the election of directors. Class A common stockholders are entitled to receive dividends per share equal to at least 200% per share of that paid, if any, on each share of Class B common stock. Class A common stock is publicly traded. Class B common stock is not publicly traded; however, it can be converted on a per share basis to Class A common stock at any time at the option of the holder. Dividend payments by the Company are dependent in part on the dividends it receives from the Bank, which are subject to certain regulatory restrictions.

EARNINGS PER SHARE (“EPS”)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2008, 2007 and 2006 was an increase of 1,719, 4,246 and 9,756 shares, respectively.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 81,037 options exercisable at December 31, 2008.

Stock option activity under the plan is as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	94,787	$27.66	122,737	$27.20	130,133	$26.74
Granted	—	—	—	—	—	—
Forfeitured	(13,750)	29.07	(25,334)	26.32	(1,650)	28.05
Exercised	—	—	(2,616)	19.20	(5,746)	16.54

Outstanding at end of year	81,037	$27.42	94,787	$27.66	122,737	$27.20

Exercisable at end of year	81,037	$27.42	94,787	$27.66	122,737	$27.20

Available to be granted at end of year	190,509		176,759		151,425

At December 31, 2008, 2007 and 2006, the options outstanding have exercise prices between $15,063 and $35,010, and a weighted average remaining contractual life of four years for 2008, four years for 2007 and five years for 2006. The weighted average intrinsic value of options exercised for the period ended December 31, 2007 and

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

2006 was $4.90 and $10.76 per share with an aggregate value of $61,805 and $16,857, respectively. The average intrinsic value of options exercisable at December 31, 2008, 2007 and 2006 had an aggregate value of $7,331, $54,805 and $271,511, respectively.

The Bank and the Company are subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and Company’s financial statements. Under capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank and Company must meet specific capital guidelines that involve quantitative measures of the Bank and Company’s assets and liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank and Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total Capital (to Risk-Weighted Assets)	$134,990	13.19%	$81,904	8.00%	$102,380	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	123,871	12.10%	40,952	4.00%	61,428	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	123,871	7.15%	69,264	4.00%	86,580	5.00%
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)	$128,405	14.08%	$72,960	8.00%	$91,200	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	118,772	13.02%	36,480	4.00%	54,720	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	118,772	7.56%	62,846	4.00%	78,557	5.00%

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total Capital (to Risk-Weighted Assets)	$168,121	16.38%	$82,114	8.00%	$102,643	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	157,002	15.30%	41,057	4.00%	61,586	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	157,002	9.05%	69,404	4.00%	86,755	5.00%
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)	$160,076	17.51%	$73,130	8.00%	$91,413	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	150,443	16.46%	36,565	4.00%	54,848	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	150,443	9.56%	62,966	4.00%	78,708	5.00%

14.	Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2008	2007	2006
	(Dollars in thousands)

Current expense:
Federal	$3,117	$3,137	$2,968
State	232	284	164

Total current expense	3,349	3,421	3,132

Deferred expense (benefit):
Federal	(954)	50	(592)
State	(140)	61	(121)

Total deferred expense (benefit)	(1,094)	111	(713)

Provision for income taxes	$2,255	$3,532	$2,419

Included in income tax expense for the year ended December 31, 2008, 2007, and 2006 is interest of $0, $0 and $24,000, respectively. There were no penalties during these periods.

Income tax accounts included in other assets/liabilities at December 31 are as follows:

	2008	2007
	(Dollars in thousands)

Currently (payable) receivable	$(9)	$589
Deferred income tax asset, net	12,822	8,465

Total	$12,813	$9,054

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2008	2007	2006
	(Dollars in thousands)

Federal income tax expense at statutory rates	$3,842	$3,875	$2,417
State income tax, net of federal income tax benefit	62	225	108
Insurance income	(353)	(210)	(109)
Effect of tax-exempt interest	(1,307)	(105)	(4)
Other	11	(253)	7

Total	$2,255	$3,532	$2,419

Effective tax rate	20.0%	31.0%	34.0%

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2008	2007
	(Dollars in thousands)

Deferred income tax assets:
Allowance for loan losses	$4,495	$3,943
Deferred compensation	4,151	4,132
Unrealized loss on securities available-for-sale	169	137
Pension and SERP liability	5,745	2,514
Acquisition premium	519	515
Depreciation	64	—
Investments writedown	27	27
Deferred gain	91	112
Other	65	2

Gross deferred income tax asset	15,326	11,382

Deferred income tax liabilities:
Depreciation	—	(360)
Limited partnerships	(2,401)	(2,415)
Other	(103)	(142)

Gross deferred income tax liability	(2,504)	(2,917)

Deferred income tax asset net	$12,822	$8,465

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2008. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

The Company and its subsidiaries file a consolidated federal tax return and separate state income tax return. For years before 2005, the Company is no longer subject to federal or state income tax examinations.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

15.	Employee Benefits

The Company has a Qualified Defined Benefit Pension Plan (the “Plan”), which had been offered to all employees reaching minimum age and service requirements. In 2006, the Bank became a member of the Savings Bank Employees Retirement Association (“SBERA”) within which it then began maintaining the Qualified Defined Benefit Pension Plan. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The Trustees of SBERA, through SBERA’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional advisory firm is retained by the Investment Committee to provide allocation analysis and performance measurement and to assist with manager searches. The target allocation mix calls for an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income. The overall investment objective is to diversify equity investments across a spectrum of investment types (e.g., small cap, large cap, international, etc.) and styles (e.g., growth, value, etc.). The Company closed the plan to employees hired after March 31, 2006.

Prior to 2008, the measurement date for the Plan was September 30 for each year. Beginning in 2008, the measurement date was changed to December 31 in accordance with SFAS No. 158. The benefits expected to be paid in each year from 2009 to 2013 are $720,000, $752,000, $774,000, $910,000 and $934,000, respectively. The aggregate benefits expected to be paid in the five years from 2014 to 2018 are $5,830,000. The Company plans to contribute $1,275,000 to the Plan in 2009.

The weighted-average asset allocation of pension benefit assets was:

	December 31,	September 30,
Asset Category	2008	2007

Fixed income	35%	38%
Domestic equity	53%	46%
International equity	12%	16%

Total	100%	100%

The performance of the plan assets is dependent upon general market conditions and specific conditions related to the issuers of the underlying securities.

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

Prior to 2008, the measurement date for the Supplemental Plan was September 30 for each year. Beginning in 2008, the measurement date was changed to December 31 in accordance with SFAS No. 158. The benefits expected to be paid in each year from 2009 to 2013 are $1,034,000, $1,042,000, $1,049,000, $1,051,000 and $1,045,000, respectively. The aggregate benefits expected to be paid in the five years from 2014 to 2018 are $6,481,000.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

			Supplemental Insurance/
	Defined Benefit Pension Plan		Retirement Plan
	2008	2007	2008	2007
	(Dollars in thousands)

Change projected in benefit obligation
Benefit obligation at beginning of year	$19,139	$18,795	$13,462	$13,740
Service cost	1,026	867	336	107
Interest cost	1,436	1,081	1,008	758
Actuarial (gain)/loss	459	(1,116)	2,255	(111)
Benefits paid	(647)	(488)	(1,293)	(1,032)

Projected benefit obligation at end of year	$21,413	$19,139	$15,768	$13,462

Change in plan assets
Fair value of plan assets at beginning of year	$16,660	$13,873
Actual (loss) return on plan assets	(3,731)	1,735
Employer contributions	1,777	1,540
Benefits paid	(647)	(488)

Fair value of plan assets at end of year	$14,059	$16,660

(Unfunded) Funded status	$(7,534)	$(2,479)	$(15,768)	$(13,462)

Accumulated benefit obligation	$19,468	$17,375	$14,165	$12,584

Weighted-average assumptions as of December 31
Discount rate — Liability	5.75%	6.00%	5.75%	6.00%
Discount rate — Expense	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$821	$867	$308	$107
Interest cost	1,148	1,081	814	758
Expected return on plan assets	(1,333)	(1,110)	—	—
Recognized prior service cost	(116)	(116)	108	64
Recognized net losses	211	398	49	81

Net periodic cost	$731	$1,120	$1,279	$1,010

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$116	$116	$(108)	$(64)
Net (gain) loss	5,623	(2,140)	2,177	(192)

Total recognized in other comprehensive income	5,739	(2,024)	2,069	(256)

Total recognized in net periodic benefit cost and other comprehensive income	$6,470	$(904)	$3,348	$754

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes amounts recognized in Accumulated Other Comprehensive Loss as of:

	December 31,			December 31,
	2008			2007
	Supplemental			Supplemental
	Plan	Plan	Total	Plan	Plan	Total

Prior service cost	$1,045	$(1,513)	$(468)	$1,190	$(964)	$226
Net actuarial loss	(9,817)	(3,666)	(13,483)	(4,225)	(2,146)	(6,371)

Total	$(8,772)	$(5,179)	$(13,951)	$(3,035)	$(3,110)	$(6,145)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2008 expected to be recognized as components of net periodic benefit cost in the next year:

		Supplemental
	Plan	Plan

Amortization of prior service cost to be recognized in 2009	$(116)	$110
Amortization of loss to be recognized in 2009	684	139

Assumptions for the expected return on plan assets and discount rates in the Company’s Plan and Supplemental Plan are periodically reviewed. As part of the review, management in consultation with independent consulting actuaries performs an analysis of expected returns based on the plan’s asset allocation. This forecast reflects the Company’s and actuarial firm’s expected return on plan assets for each significant asset class or economic indicator. The range of returns developed relies on forecasts and on broad market historical benchmarks for expected return, correlation and volatility for each asset class. Also, as a part of the review, the Company’s management in consultation with independent consulting actuaries performs an analysis of discount rates based on expected returns of high grade fixed income debt securities.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $265,000 for 2008, $229,000 for 2007 and $210,000 for 2006. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. There were no payments under this plan for 2006, 2007 and 2008. Discretionary bonus expense amounted to $348,000, $154,000, and $0, in 2008, 2007, and 2006, respectively.

The Company does not offer any postretirement programs other than pensions.

16.	Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2008. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

17.	Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit and unadvanced portions of construction loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

in the consolidated balance sheet. The contract or notational amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and unadvanced portions of construction loans is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments with off-balance-sheet risk at December 31 are as follows:

Contract or Notational Amount

	2008	2007
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$1,225	$2,442
Standby and commercial letters of credit	14,225	13,498
Unused lines of credit	144,653	155,378
Unadvanced portions of construction loans	16,642	27,294
Unadvanced portions of other loans	6,558	8,746

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Other Operating Expenses

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Marketing	$1,482	$1,540	$1,515
Processing services	921	876	1,326
Legal and audit	994	776	894
Postage and delivery	922	867	849
Software maintenance/amortization	807	721	717
Supplies	698	759	684
Consulting	832	639	642
Telephone	626	546	524
Core deposit tangible amortization	388	388	388
Insurance	322	380	368
Director’s fees	229	232	219
FDIC assessment	613	148	154
Capital expense amortization	12	12	12
Other	1,447	1,019	1,139

Total	$10,293	$8,903	$9,431

19.	Fair Values of Financial Instruments

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

SHORT-TERM INVESTMENTS

The fair value of short-term investments is estimated using the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for short-term investments of similar remaining maturities.

SECURITIES HELD-TO-MATURITY AND SECURITIES AVAILABLE-FOR-SALE

The fair value of these securities is estimated based on prices published in financial newspapers or received from pricing services, or bid quotations received from securities dealers.

LOANS

For variable-rate loans, which reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of other loans is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Incremental credit risk for nonperforming loans has been considered.

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

OFF-BALANCE-SHEET INSTRUMENTS

The fair values of the Company’s unused lines of credit and unadvanced portions of construction loans, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2008		2007
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$156,168	$156,168	$299,901	$299,901
Short-term investments	43,814	43,978	—	—
Securities available-for-sale	495,585	495,585	388,104	388,104
Securities held-to-maturity	184,047	185,433	183,710	181,704
Net loans	824,946	837,064	716,618	711,611
Accrued interest receivable	6,723	6,723	6,590	6,590
Financial liabilities:
Deposits	1,265,527	1,271,404	1,130,061	1,131,503
Repurchase agreement and other borrowed funds	351,068	357,927	375,875	379,229
Subordinated debentures	36,083	41,908	36,083	36,694
Accrued interest payable	1,488	1,488	1,678	1,678
Standby letters of credit	—	117	—	109

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

20.	Quarterly Results of Operations (unaudited)

	2008 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$20,570	$20,891	$19,470	$19,762
Interest expense	8,638	8,932	8,814	9,530

Net interest income	11,932	11,959	10,656	10,232
Provision for loan losses	1,450	1,350	925	700

Net interest income after provision for loan losses	10,482	10,609	9,731	9,532
Other operating income	3,499	3,577	3,477	3,422
Operating expenses	10,850	11,051	10,743	10,384

Income before income taxes	3,131	3,135	2,465	2,570
Provision for income taxes	320	576	589	770

Net income	$2,811	$2,559	$1,876	$1,800

Share data:
Average shares outstanding, basic	5,539,043	5,541,345	5,543,781	5,543,804
Average shares outstanding, diluted	5,539,092	5,542,404	5,546,128	5,546,700
Earnings per share, basic	$0.51	$0.46	$0.34	$0.32
Earnings per share, diluted	$0.51	$0.46	$0.34	$0.32

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

	2007 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$20,481	$20,944	$20,837	$20,746
Interest expense	10,378	10,835	11,048	11,544

Net interest income	10,103	10,109	9,789	9,202
Provision for loan losses	600	300	300	300

Net interest income after provision for loan losses	9,503	9,809	9,489	8,902
Other operating income	3,591	4,416	3,092	2,849
Operating expenses	9,765	9,940	10,247	10,302

Income before income taxes	3,329	4,285	2,334	1,449
Provision for income taxes	955	1,421	711	445

Net income	$2,374	$2,864	$1,623	$1,004

Share data:
Average shares outstanding, basic	5,543,804	5,542,483	5,542,304	5,541,225
Average shares outstanding, diluted	5,547,234	5,545,915	5,548,105	5,550,653
Earnings per share, basic	$0.43	$0.52	$0.29	$0.18
Earnings per share, diluted	$0.43	$0.52	$0.29	$0.18

21.	Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2008 and 2007 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2008 are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS:
Cash	$31,588	$30,399
Investment in subsidiary, at equity	122,324	122,085
Other assets	2,786	2,512

Total assets	$156,698	$154,996

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$112	$107
Subordinated debentures	36,083	36,083
Stockholders’ equity	120,503	118,806

Total liabilities and stockholders’ equity	$156,698	$154,996

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Income:
Dividends from subsidiary	$4,778	$3,611	$2,891
Interest income from deposits in bank	884	1,442	1,381
Other income	72	72	72

Total income	5,734	5,125	4,344
Interest expense	2,400	2,400	2,400
Operating expenses	165	130	158

Income before income taxes and equity in undistributed income of subsidiary	3,169	2,595	1,786
Benefit from income taxes	(547)	(345)	(375)

Income before equity in undistributed income of subsidiary	3,716	2,940	2,161
Equity in undistributed income of subsidiary	5,330	4,924	2,527

Net income	$9,046	$7,864	$4,688

Statements of Cash Flows

	December 31,
	2008	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,046	$7,864	$4,688
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(5,330)	(4,924)	(2,527)
Depreciation and amortization	12	12	12
Increase in other assets	(286)	(495)	(490)
Increase (decrease) in liabilities	5	(39)	34

Net cash provided by operating activities	3,447	2,418	1,717

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	(84)	—	—
Net proceeds from the exercise of stock options	—	51	95
Cash dividends paid	(2,174)	(2,173)	(2,167)

Net cash used in financing activities	(2,258)	(2,122)	(2,072)

Net increase (decrease) in cash	1,189	296	(355)

Cash at beginning of year	30,399	30,103	30,458

Cash at end of year	$31,588	$30,399	$30,103

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts
February 24, 2009

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
February 24, 2009

Management’s Report on Internal Control Over Financial Reporting

CENTURY BANCORP, INC.

400 Mystic Avenue
Medford, Massachusetts 02155

We, together with the other members of Century Bancorp, Inc. and our subsidiary (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 71.

Marshall M. Sloane	Jonathan G. Sloane	Barry R. Sloane	William P. Hornby, CPA
Chairman of the Board	Co-President & Co-CEO	Co-President & Co-CEO	Chief Financial Officer & Treasurer

February 24, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position

George R. Baldwin	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Roger S. Berkowitz	56	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	78	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	59	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	47	Director, Century Bancorp, Inc.; Director and Senior Vice President, Century Bank and Trust Company
Fraser Lemley	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	53	Director, Co-President and Co-Chief Executive Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Jonathan G. Sloane	50	Director, Co-President and Co-Chief Executive Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	82	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	55	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company

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

Ms. Kay became a director of the Company in 2005.  Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President of Marketing and currently serves as Senior Vice President for Business Development in Chestnut Hill.

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

Mr. Barry R. Sloane has been a director of the Company and Century Bank and Trust Company since 1997. Mr. Sloane is Co-President and Co-CEO of Century Bancorp and Co-President and Co-CEO of Century Bank and Trust Company. Formerly, he was Managing Director of Steinberg, Priest & Sloane Capital Management, LLC, which is an investment advisory firm. Mr. Sloane is also a director of BGC Partners, Inc.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 82 years old.
Barry R. Sloane	Director, Co-President and Co-CEO; Director, Co-President and Co-CEO, Century Bank and Trust Company. Mr. Sloane is 53 years old.
Jonathan G. Sloane	Director, Co-President and Co-CEO; Director, Co-President and Co-CEO, Century Bank and Trust Company. Mr. Sloane is 50 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 42 years old. He joined the Company in 2007. Formerly he was Senior Vice President at Capital Crossing Bank.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 45 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 48 years old.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 53 years old. He joined the Company in 1999.
Linda Sloane Kay	Senior Vice President, Century Bank and Trust Company with responsibility for business development in Chestnut Hill. Ms. Kay is 47 years old. She joined the Company in 1983.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2008.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards No. 61 (The Auditor’s Communication With Those Charged With Governance). The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Additionally, the Audit Committee has discussed with KPMG LLP the firm’s independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers, Directors or beneficial owners of more than 10% of the Company’s Class A Common Stock failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2008, or in prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2008.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Co-Chief Executive Officers’, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company does not currently maintain severance contracts, maintains only one change of control provision and did not award cash or stock incentive awards for fiscal year 2008. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee and the Board of Directors took his recommendations into consideration when setting base salaries for fiscal 2008.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. In recognition of the Company’s improving performance, a select number of discretionary awards were granted for fiscal 2008. Those for the Co-Chief Executive Officers and the other Named Executive Officers are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2008.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2008 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears below.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. Both Co-Chief Executive Officers and four of the Named Executive Officers participated in the 401(k) plan during fiscal 2008 and received matching contributions up to a maximum of $4,600.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2007 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears below.

On January 14, 2009, the Board ratified the Compensation Committee’s admission of Linda Sloane Kay, William P. Hornby and Brian J. Feeney into the Supplemental Plan as members of the Executive Management Group effective as of January 1, 2009 and the Compensation Committee’s vote to credit Mr. Feeney with one additional year of participation in the Supplemental Plan.

The Board also ratified the Compensation Committee’s vote to credit Barry R. Sloane with two additional years of participation in the Supplemental Plan and its affirmation that he was admitted into the Supplemental Plan as a member of the Executive Management Group as of April 5, 2004.

The Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired a life insurance policy providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2008.

Co-Chief Executive Officers’ Compensation

The Company granted the Co-Chief Executive Officers a 3% increase in 2008. Additionally, based on the Company’s improved performance during 2008, the Company determined that a $30,000 cash bonus would also be payable to these officers. Total compensation granted to the Co-Chief Executive Officers during 2008 is described in the Summary Compensation Table in this statement.

Executive Officer Compensation

The Company also determined base salary increases for the Named Executive Officers other than that of the Co-Chief Executive Officers. Mr. David Woonton and Mr. Paul Evangelista were each awarded a 3% increase in base salary. In recognition of the results of the Institutional Services Department under Mr. Brian Feeney’s leadership, Mr. Feeney was awarded a 7.1% increase. To reward Mr. William Hornby’s contributions to the Company since his employment in 2007, Mr. Hornby, already named Treasurer, was also named Chief Financial Officer and awarded a 16.875% increase. During 2008, Linda Sloane Kay became a member of the Executive Management Committee. Ms. Kay’s base salary at year end December 2008 was $105,000. Additionally, in recognition of the Company’s financial performance in 2008, cash bonuses were awarded to the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreements

Marshall M. Sloane

In May 2008, the Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $275,000 per year with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2008 for filing with the SEC.

/s/ Jon Westling, Chairman
/s/ Fraser Lemley
/s/ Roger S. Berkowitz

Compensation Paid to Executive Officers

The following table sets forth information for the two year period ended December 31, 2008 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

						Change
						in Pension
						Value and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
		Salary	Bonus	Awards	Awards	Earnings-	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	September 30, ($)	($)(1)	($)

Marshall M. Sloane (2)	2008	—	—	—	—	—	427,630	427,630
Chairman of the Board,	2007	—	—	—	—	98,409	406,473	504,882
Century Bancorp, Inc. Century Bank and Trust Company	2006	283,101	—	—	—	—	237,181	520,282
Jonathan G. Sloane	2008	442,412	30,000	—	—	243,623	16,281	732,316
Co-President and Co-CEO, Century	2007	429,527	15,000	—	—	—	15,288	459,815
Bancorp, Inc. Co-President and Co- CEO, Century Bank and Trust Company	2006	417,016	—	—	—	134,360	10,548	561,924
Barry R. Sloane	2008	442,412	30,000	—	—	695,092	35,581	1,203,085
Co-President and Co-CEO, Century	2007	429,527	15,000	—	—	8,395	14,346	467,268
Bancorp, Inc. Co-President and Co- CEO, Century Bank and Trust Company	2006	417,016	—	—	—	9,925	7,476	434,417
David B. Woonton	2008	276,706	15,000	—	—	182,072	10,332	484,110
Executive Vice President,	2007	268,646	7,000	—	—	85,099	9,781	370,526
Century Bank and Trust Company	2006	257,460	—	—	—	128,213	9,295	394,968
Paul A. Evangelista	2008	276,706	15,000	—	—	109,783	8,285	409,774
Executive Vice President,	2007	260,575	7,000	—	—	41,910	7,881	317,366
Century Bank and Trust Company	2006	225,319	—	—	—	69,473	7,457	302,249
Brian J. Feeney	2008	200,008	15,000	—	—	29,158	4,397	248,563
Executive Vice President,	2007	185,857	5,000	—	—	9,290	3,814	203,961
Century Bank and Trust Company	2006	146,282	—	—	—	11,347	1,567	159,196
William P. Hornby (3)	2008	187,007	15,000	—	—	—	5,700	207,707
Chief Financial Officer and	2007	110,480	5,000	—	—	—	1,948	117,428
Treasurer, Century Bancorp, Inc. and Century Bank and Trust Company	2006	—	—	—	—	—	—	—
Linda Sloane Kay	2008	105,005	10,000	—	—	7,801	2,889	125,695
Senior Vice President	2007	96,889	4,750	—	—	3,928	13,317	118,884
Century Bank and Trust Company	2006	62,529	—	—	—	3,145	405	66,079

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.

(2)	This amount, for 2008, includes $275,000 for consulting services, $105,691 amounts attributable to term insurance premiums for Supplemental Executive Insurance /Retirement Plan, $26,000 for Director fees as well as country club membership dues, health insurance premiums and Medicare reimbursements.

(3)	Mr. Hornby joined the Company during April of 2007; his salary reflects payment for the partial year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2008. No stock awards are unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date

Marshall M. Sloane	12,000	—	—	35.01	09/17/09
Chairman of the Board
Jonathan G. Sloane	6,000	—	—	15.063	01/16/11
Co-President and Co-CEO	6,000	—	—	22.50	04/01/12
	6,000	—	—	26.68	01/21/13
	7,000	—	—	31.83	09/17/14
Barry R. Sloane	7,000	—	—	31.83	09/17/14
Co-President and Co-CEO
David B. Woonton	2,000	—	—	15.063	01/16/11
Executive Vice President	2,000	—	—	22.50	04/01/12
Century Bank and Trust Company	2,000	—	—	26.68	01/21/13
	2,500	—	—	31.83	09/17/14
Paul A. Evangelista	2,000	—	—	22.50	04/01/12
Executive Vice President	2,000	—	—	26.68	01/21/13
Century Bank and Trust Company	2,500	—	—	31.83	09/17/14
Brian J. Feeney	500	—	—	15.063	01/16/11
Executive Vice President	500	—	—	22.50	04/01/12
Century Bank and Trust Company	500	—	—	26.68	01/21/13
	600	—	—	31.83	09/17/14
William P. Hornby	—	—	—	—	—
Chief Financial Officer and Treasurer
Linda Sloane Kay	100	—	—	22.50	04/01/12
Senior Vice President	250	—	—	26.68	01/21/13
Century Bank and Trust	350	—	—	31.83	09/17/14

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

			Present
			Value of
			Accumulated	Payments
			Benefit	During Last
		Number of Years	9/30/2008	Fiscal Year
		Credited Service	($)	9/30/2008
Name	Plan Name	(#)	(1)	($)

Marshall M. Sloane	Defined Benefit	33	686,024	94,261
Chairman of the Board	Pension Plan
Jonathan G. Sloane	Defined Benefit	28	410,217	—
Co-President and Co-CEO	Pension Plan
Barry R. Sloane	Defined Benefit	5	46,789	—
Co-President and Co-CEO	Pension Plan
David B. Woonton	Defined Benefit	9	159,296	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	9	104,915	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	19	125,844	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan
Linda Sloane Kay	Defined Benefit	8	21,487	—
Senior Vice President	Pension Plan
Century Bank and Trust Company

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.75% for 9/30/08 and 6.00% for 9/30/07 and the Mortality Table used is the 2007 Mortality Table.

(2)	Not a member of the Deferred Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Payments
			Present Value of	During
			Accumulated	Last Fiscal
		Number of Years	Benefit-	Year-
		Credited Service	9/30/2008	9/30/2008
Name	Plan Name	(#)	($)(1)	($)

Marshall M. Sloane (2)	Supplemental Executive	33	3,554,455	523,639
Chairman of the Board	Insurance/Retirement Plan
Jonathan G. Sloane (2)	Supplemental Executive	28	1,493,212	—
Co-President and Co-CEO	Insurance/Retirement Plan
Barry R. Sloane	Supplemental Executive	7	695,731	—
Co-President and Co-CEO	Insurance/Retirement Plan
David B. Woonton (2)	Supplemental Executive	9	627,074	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista (2)	Supplemental Executive	9	330,588	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney (3)	Supplemental Executive	—	—	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby (3)	Supplemental Executive	—	—	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan
Linda Sloane Kay(3)	Supplemental Executive	—	—	—
Senior Vice President	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.75% and the Mortality Table used is the 2007 Mortality Table.

(2)	As of January 1, 2008, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Barry R. Sloane, Paul A. Evangelista and David B. Woonton were 100%, 100%, 40%, 55% and 55% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

(3)	Not a member of the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive an $10,000 retainer per year, $250 per Company Board meeting attended, $750 per Bank Board meeting attended and $500 per committee meeting attended. Joseph Senna receives $1,000 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2008

	Fees Earned or
	Paid in	All Other
Name	Cash ($)	Compensation ($)	Total ($)

George R. Baldwin	28,000	—	28,000
Roger S. Berkowitz	18,250	—	18,250
Marshall I. Goldman	19,250	—	19,250
Russell B. Higley	23,500	—	23,500
Jackie Jenkins-Scott	22,000	—	22,000
Linda Sloane Kay	—	—	—
Fraser Lemley	25,250	—	25,250
Joseph J. Senna	30,000	—	30,000
Barry R. Sloane	—	—	—
Jonathan G. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	22,000	—	22,000
George F. Swansburg(2)	22,250	14,500	36,750
Jon Westling	20,000	—	20,000

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2008, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2008, there were 3,511,307 shares of Class A Common Stock and 2,027,100 shares of Class B Common Stock outstanding.

	Class A		% A	Class B		% B
Name and Address of Beneficial Owner	Owned		Owned	Owned		Owned

Sandler O’Neill Asset Management, LLC(12)	367,950		10.48%
780 Third Avenue, New York, NY 10017
Wellington Management Company, LLP(9)	347,847		9.91%
75 State Street, Boston, MA 02109
Jacobs Asset Management(10)	298,000		8.49%
One Fifth Avenue, New York, NY 10003
Castine Capital Management, LLC(11)	236,981		6.75%
One International Place, Suite 2401, Boston, MA 02110
Marshall M. Sloane(a)	30,848	(1)	0.88%	1,695,930	(2)	83.66%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	6,420		0.18%
Roger S. Berkowitz(a)	5,095		0.15%
Paul A. Evangelista(b)	1,226		0.03%
Brian J. Feeney(b)	—		0.00%
Marshall I. Goldman(a)	3,966	(3)	0.11%	30,000	(4)	1.48%
Russell B. Higley, Esquire(a)	4,698		0.13%
William P. Hornby(b)	—		0.00%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	8,954	(6)	0.26%	60,000		2.96%
Fraser Lemley(a)	12,645		0.36%
Joseph J. Senna(a)	47,639	(5)	1.36%
Barry R. Sloane(a)(b)	3,379	(8)	0.10%
Jonathan G. Sloane(a)(b)	3,750	(7)	0.11%	60,000		2.96%
Stephanie Sonnabend(a)	3,178		0.09%
George F. Swansburg(a)	30,040		0.86%
Jon Westling(a)	4,532		0.13%
David B. Woonton(b)	—		0.00%
All directors and officers as a group (18 in number) (iii)	166,410		4.74%	1,845,930		91.06%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 21,652 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,430 shares held by Sloane Family Enterprises LP, and does not include 120,000 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares and 1,694,430 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 34,800 shares owned by Mr. Senna’s spouse.

(6)	Includes 8,820 shares owned by Ms. Kay’s spouse and 10 shares owned by Ms. Kay’s children.

(7)	Includes 81.39 shares owned by Mr. Jonathan Sloane’s spouse and includes 384 shares owned by Mr. Jonathan Sloane’s children.

(8)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse.

(9)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Wellington Management Company, LLP on February 17, 2009.

(10)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 17, 2009.

(11)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Castine Capital Management, LLC on February 13, 2009.

(12)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Sandler O’Neill Asset Management, LLC on February 12, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

NASDAQ Stock Market (“NASDAQ”) rules, and our governance principles, require that at least a majority of our Board be composed of “independent” directors. All of our directors other than Marshall M. Sloane, Barry R. Sloane, Jonathan G. Sloane, Linda Sloane Kay, George F. Swansburg and Russell B. Higley, Esq. are “independent” within the meaning of both the NASDAQ rules and our own corporate governance principles. Eight of our fourteen directors, therefore, are currently “independent” directors.

During 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. This property was sold to an entity affiliated with a director of the Company. The Bank financed $1.0 million of this purchase at market terms. This sale resulted in a pre-tax gain of $1,321,000.

The Bank has relocated this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This property is leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. The lease is for a period of fifteen years. The annual base rent amount is $28,500 with annual increases based on the consumer price index. The Company is also required to pay 25% of all real estate taxes and operating costs. The lease contains options to extend the lease for three additional five year periods. The lease was effective on September 1, 2007. The terms of the lease were based on an independent appraisal of the property and are considered to be market terms.

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

	Fiscal 2008	Fiscal 2007
Description of Fees	Amount	Amount

Audit fees(1)	$341,750	$327,000
Audit-related fees(2)	13,400	51,750
Tax fees(3)	38,600	38,600
Other fees(4)	—	—

	$393,750	$417,350

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

(4)	includes fees for executive compensation disclosure review.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows-Years Ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10Q.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	Supplemental Executive Retirement and Insurance Plan, as amended on December 1, 2008.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.10	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.11	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Paul V. Cusick, Jr. dated as of June 28, 2007, incorporated by reference previously filed with an 8-K filed on June 29, 2007.
10.12	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.13	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
14	Code of ethics, amended February 12, 2008, incorporated by reference previously filed with an 8-K filed on February 19, 2008.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.3	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2009.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ Stephanie Sonnabend Stephanie Sonnabend, Director

/s/ Roger S. Berkowitz Roger S. Berkowitz, Director	/s/ George F. Swansburg George F. Swansburg, Director

/s/ Marshall I. Goldman Marshall I. Goldman, Ph.D., Director	/s/ Jon Westling Jon Westling, Director

/s/ Russell B. Higley Russell B. Higley, Esquire, Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman

/s/ Jackie Jenkins-Scott Jackie Jenkins-Scott, Director	/s/ Jonathan G. Sloane Jonathan G. Sloane, Director, Co-President and Co-Chief Executive Officer

/s/ Linda Sloane Kay Linda Sloane Kay, Director Senior Vice President, Century Bank and Trust Company	/s/ Barry R. Sloane Barry R. Sloane, Director, Co-President and Co-Chief Executive Officer

/s/ Fraser Lemley, Director Fraser Lemley, Director	/s/ William P. Hornby William P. Hornby, CPA, Chief Financial Officer and Treasurer

/s/ Joseph Senna Joseph Senna, Director	/s/ Anthony C. LaRosa Anthony C. LaRosa, CPA, Senior Vice President, Century Bank and Trust Company, Principal Accounting Officer