Form 10-Q
period 2009-03-31
CENTURY BANCORP INC
filed 2009-05-08
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2009, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,503,197 Shares
Class B Common Stock, $1.00 par value	2,027,100 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets

Cash and due from banks	$51,943	$61,195
Federal funds sold and interest-bearing deposits in other banks	98,878	94,973

Total cash and cash equivalents	150,821	156,168

Short-term investments	109,651	43,814

Securities available-for-sale, amortized cost $537,044 and $496,046, respectively	538,487	495,585
Securities held-to-maturity, market value $235,772 and $185,433, respectively	231,630	184,047
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial & industrial	133,670	141,373
Construction & land development	60,510	59,511
Commercial real estate	340,051	332,325
Residential real estate	190,805	194,644
Home equity	108,634	98,954
Consumer & other	8,430	9,258

Total loans, net	842,100	836,065
Less: allowance for loan losses	12,522	11,119

Net loans	829,578	824,946

Bank premises and equipment	21,590	22,054
Accrued interest receivable	6,898	6,723
Goodwill	2,714	2,714
Core deposit intangible	1,187	1,283
Other assets	50,134	48,701

Total assets	$1,958,221	$1,801,566

Liabilities

Deposits:
Demand deposits	$274,664	$277,217
Savings and NOW deposits	435,342	353,261
Money market accounts	429,707	308,177
Time deposits	332,478	326,872

Total deposits	1,472,191	1,265,527

Securities sold under agreements to repurchase	110,792	112,510
Other borrowed funds	163,422	238,558
Subordinated debentures	36,083	36,083
Investment purchases payable	23,101	—
Other liabilities	29,548	28,385

Total liabilities	1,835,137	1,681,063

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,507,507 shares and 3,511,307 shares, respectively	3,508	3,511
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,027,100 shares	2,027	2,027
Additional paid-in capital	11,434	11,475
Retained earnings	113,478	112,135

	130,447	129,148
Unrealized gains (losses) on securities available-for-sale, net of taxes	867	(292)
Additional pension liability, net of taxes	(8,230)	(8,353)

Total accumulated other comprehensive loss, net of taxes	(7,363)	(8,645)

Total stockholders’ equity	123,084	120,503

Total liabilities and stockholders’ equity	$1,958,221	$1,801,566

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended March 31,
	2009	2008
Interest income
Loans	$11,789	$12,262
Securities held-to-maturity	2,223	1,905
Securities available-for-sale	5,029	4,379
Federal funds sold and interest-bearing deposits in other banks	542	1,216

Total interest income	19,583	19,762

Interest expense
Savings and NOW deposits	1,396	1,614
Money market accounts	1,935	1,590
Time deposits	2,607	2,916
Securities sold under agreements to repurchase	208	516
Other borrowed funds and subordinated debentures	2,645	2,894

Total interest expense	8,791	9,530

Net interest income	10,792	10,232

Provision for loan losses	1,850	700

Net interest income after provision for loan losses	8,942	9,532

Other operating income
Service charges on deposit accounts	2,022	1,981
Lockbox fees	741	772
Net gain on sales of investments	978	100
Other income	929	569

Total other operating income	4,670	3,422

Operating expenses
Salaries and employee benefits	6,888	6,290
Occupancy	1,145	1,064
Equipment	628	730
Other	2,789	2,300

Total operating expenses	11,450	10,384

Income before income taxes	2,162	2,570

Provision for income taxes	276	770

Net income	$1,886	$1,800

Share data:
Weighted average number of shares outstanding, basic	5,537,781	5,543,804
Weighted average number of shares outstanding, diluted	5,537,781	5,546,700
Net income per share, basic	$0.34	$0.32
Net income per share, diluted	$0.34	$0.32
Cash dividends paid:
Class A common stock	$0.12	$0.12
Class B common stock	$0.06	$0.06
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2009 and 2008

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(In thousands)
Balance at December 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806
Net income	—	—	—	1,800	—	1,800
Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $1,380 in taxes and realized net gains	—	—	—	—	2,362	2,362
Pension liability adjustment, net of $22 in taxes	—	—	—	—	32	32

Comprehensive income						4,194
Effects of changing pension plans measurement date pursuant to SFAS 158, net of $177 in taxes	—	—	—	(287)	31	(256)
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(422)	—	(422)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(122)	—	(122)

Balance at March 31, 2008	$3,517	$2,027	$11,553	$106,519	$(1,416)	$122,200

Balance at December 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503
Net income	—	—	—	1,886	—	1,886
Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $745 in taxes and realized net gains	—	—	—	—	1,159	1,159
Pension liability adjustment, net of $82 in taxes	—	—	—	—	123	123

Comprehensive income						3,168
Stock repurchased, 3,800 shares	(3)	—	(41)	—	—	(44)
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(421)	—	(421)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(122)	—	(122)

Balance at March 31, 2009	$3,508	$2,027	$11,434	$113,478	$(7,363)	$123,084

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,886	$1,800
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	—	(229)
Proceeds from mortgage loans sold	—	230
Gain on sales of loans	—	(1)
Net gain on sales of investments	(978)	(100)
Provision for loan losses	1,850	700
Deferred income taxes	(675)	(137)
Net depreciation and amortization	1,056	838
Increase in accrued interest receivable	(175)	(210)
Increase in other assets	(1,605)	(866)
Increase in other liabilities	1,381	637

Net cash provided by operating activities	2,740	2,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	6,435	—
Purchase of short-term investments	(72,272)	—
Proceeds from maturities of securities available-for-sale	101,798	70,455
Proceeds from sales of securities available-for-sale	30,973	65,051
Purchase of securities available-for-sale	(149,896)	(142,534)
Proceeds from maturities of securities held-to-maturity	20,122	54,942
Purchase of securities held-to-maturity	(67,818)	(65,440)
Loan acquired, net of discount	—	(4,099)
Net increase in loans	(6,471)	(14,521)
Capital expenditures	(181)	(1,132)

Net cash used in investing activities	(137,310)	(37,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	5,606	(23,742)
Net increase in demand, savings, money market and NOW deposits	201,058	41,527
Net payments for the repurchase of stock	(44)	—
Cash dividends	(543)	(544)
Net decrease in securities sold under agreements to repurchase	(1,718)	(6,020)
Net decrease in other borrowed funds	(75,136)	(72,402)

Net cash provided by (used in) financing activities	129,223	(61,181)

Net decrease in cash and cash equivalents	(5,347)	(95,797)
Cash and cash equivalents at beginning of period	156,168	299,901

Cash and cash equivalents at end of period	$150,821	$204,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,918	$9,674
Income taxes	108	182
Change in unrealized (losses) gains on securities available-for-sale, net of taxes	1,159	2,362
Pension liability adjustment, net of taxes	123	32
Effects of changing pension plans measurement date pursuant to SFAS 158, net of taxes	—	(256)
Investment purchases payable	23,101	5,022
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three Months Ended March 31, 2009 and 2008
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s Quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.
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
On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $750 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U. S. Treasury’s standards for executive compensation, dividend restrictions and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program. Subsequently, a number of smaller institutions have participated in the TARP Capital Purchase Program. On December 18, 2008, the Company announced in a press release, it had received preliminary approval from the U.S. Treasury to participate in the TARP Capital Purchase Program, in an amount up to $30 million in the form of Century Bancorp, Inc. preferred stock and warrants to purchase Class A common stock. In light of uncertainty surrounding additional restrictions that may be imposed on participants under pending legislation, the Company, on January 14, 2009, informed the U.S. Treasury that it would not be closing on the transaction on January 16, 2009, as originally scheduled.
On October 14, 2008, the U. S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, the FDIC will guarantee certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC will fully guarantee deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100-basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP.

Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	March 31, 2009
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	81,037	$27.42
Cancelled	(400)	27.57

Outstanding at end of period	80,637	$27.42

Exercisable at end of period	80,637	$27.42

Available to be granted at end of period	190,909

On March 31, 2009, the outstanding options to purchase 80,637 shares of Class A common stock have exercise prices between $15.063 and $35.010, with a weighted average exercise price of $27.42 and a weighted average remaining contractual life of 3.5 years. The average intrinsic value of options exercisable at March 31, 2009 had an aggregate value of $0.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first three months of 2009.
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
Components of Net Periodic Benefit Cost for the Three Months Ending March 31,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2009	2008	2009	2008
		(In thousands)
Service cost	$196	$205	$113	$28
Interest	308	287	233	194
Expected return on plan assets	(281)	(333)	—	—
Recognized prior service cost (benefit)	(29)	(29)	27	16
Recognized net actuarial losses	171	53	35	13

Net periodic benefit cost	$365	$183	$408	$251

Due to recent market conditions we anticipate that the net periodic pension cost may continue to increase due to a decline in the return of plan assets.

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1,275,000 to the Pension Plan in 2009. As of March 31, 2009, $318,750 of the contribution had been made. The Company expects to contribute an additional $956,250 by the end of the year.
Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that had not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement was initially applied were to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. The Company recognized $123,000, net of tax during the first three months of 2009, as amortization of amounts previously recognized in accumulated other comprehensive income. SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008. As a result of the change in the measurement date, the Company recorded an additional $433,000 pension liability adjustment as of January 1, 2008.
Note 5. Fair Value Measurements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. FASB Staff Position 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These elements were adopted on January 1, 2009. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the SFAS 157 hierarchy are as follows:
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
The Company has evaluated SFAS 157 and the results of the fair value hierarchy required by SFAS 157 as of March 31, 2009 are as follows:

	Fair Value Measurements Using
		Quoted Prices		Significant
		in Active Markets	Significant	Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities AFS	$538,487	$587	$512,862	$25,038

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	4,871	—	4,871	—
Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS 114 (as amended). Specific provisions relates to impaired loans recognized for the three month period ended March 31, 2009 for the estimated credit loss amounted to $1.0 million.
The changes in Level 3 securities for the first quarter of 2009 is shown in the table below:

2009
(In thousands)
Balance at December 31, 2008	$3,470
Purchases	957
Maturities	(450)
Reclassification	21,061

Balance at March 31, 2009	$25,038

There was a $21.1 million reclassification of failed auction rate securities to Level 3 during the first quarter of 2009 due to the lack of an active market. The amortized cost of Level 3 securities was $27.3 million with an unrealized loss of $2.2 million. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
Note 6. Recent Accounting Developments
FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FAS 124-2”). On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that

(a) it does not have the intent to sell or (b) it is more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted (January 1, 2009 if the Company early adopts). An entity early adopting this FSP must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of FSP FAS 115-2 and FAS 124-2 could have a material effect on the Company’s results of operations to the extent that the Company has material other-than-temporary impairment charges in the future.
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). On April 9, 2009, FASB issued FSP FAS 157-4 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, Fair Value Measurements. The FSP will be applied prospectively and retrospective application will not be permitted. The FSP will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Company has not yet determined the impact of adopting FSP FAS 157-4. The Company will adopt the FSP in the second quarter of 2009.
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
FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has determined that the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations is immaterial.
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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.0 billion as of March 31, 2009. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
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
During 2008, the Company entered into a lease agreement to open a branch located on Main Street in Winchester, Massachusetts. The branch opened during October 2008.
During October 2008, the Company received regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch closed in January 2009.
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
Earnings for the first quarter ended March 31, 2009 were $1,886,000, or $0.34 per share diluted, compared to net income of $1,800,000, or $0.32 per share diluted, for the first quarter ended March 31, 2008.
Net interest income totaled $10.8 million for the quarter ended March 31, 2009 as compared to $10.2 million for 2008. The 5.5% increase in net interest income for the period is mainly due to a 21.2% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of twenty-five basis points in the net interest margin. The net interest margin decreased from 2.82% on a fully taxable equivalent basis in 2008 to 2.57% on the same basis for 2009.
Throughout 2007 and 2008, the Company had seen improvement in its net interest margin, however, the first quarter of 2009 reflects a decrease in the net interest margin as illustrated in the graph below:

The primary factors accounting for the increase in the net interest margin for 2007 and 2008 are:
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
The primary factor accounting for the decrease in the net interest margin for the first quarter of 2009 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. The Company is in the process of deploying these funds in higher yielding assets.
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
The provision for loan losses increased by $1.2 million from $700,000 to $1.9 million as a result of increases in loans on nonaccrual as well as continued deterioration in overall economic conditions such as increased unemployment. The Company capitalized on favorable market conditions and realized $978,000 of net gains on sales of investments. The Company’s effective tax rate declined from 30.0% in 2008 to 12.8% in 2009 primarily as a result of an increase in tax-exempt income.
Financial Condition
Loans
On March 31, 2009, total loans outstanding, net, were $842.1 million, an increase of 0.7% from the total on December 31, 2008. At March 31, 2009, commercial real estate loans accounted for 40.4% and residential real estate loans, including home equity loans, accounted for 35.6% of total loans.
Commercial and industrial loans decreased to $133.7 million at March 31, 2009 from $141.4 million on December 31, 2008. Construction loans increased to $60.5 million at March 31, 2009 from $59.5 million on December 31, 2008.

Allowance for Loan Losses
The allowance for loan loss at March 31, 2009 was $12.5 million as compared to $11.1 million at December 31, 2008. This increase was due to the provision for loan losses exceeding net loan charge offs for the three month ended March 31, 2009 as shown in the table below. The provision for loan losses increased by $1.2 million from $700,000 to $1.9 million, this increase in the provision was due to an increase in nonperforming loans as well as current uncertainties in the economy such as increased unemployment. Also, the level of the allowance for loan losses to total loans increased from 1.33% at December 31, 2008 to 1.49% at March 31, 2009. This increase in the ratio is primarily a result of an increase in non-performing assets to $14.7 million from $3.7 million on December 31, 2008. The increase in nonperforming assets was primarily as a result of two loan relationships totaling $9.6 million with specific reserves of $600,000, one primarily commercial real estate and one construction.
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	(In thousands)
	Three months ended March 31,
	2009	2008

Allowance for loan losses, beginning of period	$11,119	$9,633
Loans charged off	(640)	(625)
Recoveries on loans previously charged-off	193	65

Net charge-offs	(447)	(560)
Provision charged to expense	1,850	700

Allowance for loan losses, end of period	$12,522	$9,773

During 2009, the Company has experienced increased levels of nonaccruing loans. Due to current uncertainties in the economy, this trend may continue if borrowers are negatively impacted by future economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccruing loans	$14,659	$3,661
Loans past due 90 days or more and still accruing	$—	$89
Other real estate owned	$—	$—
Nonaccruing loans as a percentage of total loans	1.74%	.44%
Cash and Cash Equivalents
Cash and cash equivalents remained relatively stable during the first quarter of 2009.

Short-term Investments
Short-term investments increased mainly as a result of increases in interest bearing deposits. Interest bearing deposits increased mainly because of increases in savings and NOW deposits and money market accounts. The increase was primarily from deposits from municipalities.
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

	March 31, 2009	December 31, 2008
	(In thousands)

Securities Available-for-Sale (at Fair Value)

U.S Treasury	$2,007	$2,028
U.S. Government Sponsored Enterprises	87,006	161,292
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	389,490	260,132
Privately Issued Mortgage-backed Securities	7,224	9,026
Obligations of States and Political Subdivisions	49,865	60,259
Other Bonds and Equity Securities	2,895	2,848

Total Securities Available-for-Sale	$538,487	$495,585

During the first quarter of 2009 the Company capitalized on favorable market conditions and realized $978,000 of net gains on sales of investments. The sales of investments represented six U.S. Government Sponsored Enterprise bonds totaling $31.0 million.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.

Securities Held-to-Maturity (at Amortized Cost)

U.S. Government Sponsored Enterprises	$42,600	$44,000
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	189,030	140,047

Total Securities Held-to-Maturity	$231,630	$184,047

At March 31, 2009 and December 31, 2008, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
Securities Available-for-Sale
The securities available-for-sale portfolio totaled $538.5 million at March 31, 2009, an increase of 8.7% from December 31, 2008. Purchases of securities available-for-sale totaled $173.0 million for the three months ended March 31, 2009. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.65 years. Excluding auction rate municipal obligations (“ARS”) and variable rate demand notes (“VRDN”), which have maturities of up to 30 years, but reprice frequently, the estimated average remaining life is 2.28 years.
Included in Obligations Issued by States and Political Subdivisions as of March 31, 2009, are $28.3 million of ARS’s and $15.0 million of VRDN’s with unrealized losses of $2.2 million for ARS’s. VRDN’s fair value is estimated to equal the cost. These debt securities were issued by governmental entities, but are not necessarily debt obligations of the issuing entity. Of the total of $43.3 million of ARS’s and VRDN’s, $20.0 million are obligations of governmental entities and the remainder is obligations of large non-profit entities. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARS’s and by prevailing market rates for VRDN’s. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second and third quarters of 2008 to take advantage of yields available at that time due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligor. Based on the creditworthiness of the underlying obligors, management does not believe that any of these securities are other-than-temporarily impaired. As of March 31, 2009 the weighted average taxable equivalent yield on these securities was 2.17%. At the time of purchase, these securities generally had higher yields. The overall yield has declined due to an overall decline in prevailing short-term interest rates as well as declining spreads to market rates.
In the case of a failed auction, the Company may not have access to funds as only a limited market exists for failed ARS’s. As of March 31, 2009, three of the Company’s ARS’s were purchased subsequent to their failure with a fair value of $11.3 million and an amortized cost of $13.3 million. These securities were issued by governmental entities, and are the debt of non-profit organizations which the Company believes to be creditworthy. Securities issued by governmental entities were purchased prior to their failure with a fair value of $9.8 million and amortized cost of $10.0 million.
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
Securities available-for-sale totaling $25.0 million, or 1.28% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $231.6 million on March 31, 2009, an increase of 25.9% from the total on December 31, 2008. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 2.1 years.
Federal Home Loan Bank of Boston stock
The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB Boston reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities. This resulted in a net loss of $115.8 million for the year ended December 31, 2008. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. The Company will continue to monitor its investment in FHLBB stock.
Deposits and Borrowed Funds
On March 31, 2009, deposits totaled $1.47 billion, representing a 16.3% increase in total deposits from December 31, 2008. Total deposits increased primarily as a result of increases in money market accounts and savings and NOW deposits. Money market accounts and savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first three months of the year. Borrowed funds totaled $274.2 million compared to $351.1 million at December 31, 2008. Borrowed funds decreased due to the maturity of short-term borrowings.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2008			March 31, 2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$835,240	$12,352	5.95%	$735,099	$12,378	6.76%
Securities available-for-sale(5):
Taxable	471,604	4,764	4.04	388,626	4,328	4.45
Tax-exempt	56,691	403	2.84	3,769	77	8.17
Securities held-to-maturity:
Taxable	209,687	2,223	4.24	189,331	1,905	4.02
Federal funds sold	—	—	—	151,442	1,215	3.21
Interest-bearing deposits in other banks	206,097	543	1.05	35	1	4.50

Total interest-earning assets	1,779,319	20,285	4.57%	1,468,302	19,904	5.43%
Non interest-earning assets	149,035			135,548
Allowance for loan losses	(11,765)			(9,772)

Total assets	$1,916,589			$1,594,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$228,025	$567	1.01%	$191,680	$814	1.71%
Savings accounts	204,358	830	1.65	150,823	801	2.14
Money market accounts	411,511	1,935	1.91	248,367	1,590	2.57
Time deposits	326,226	2,607	3.24	283,893	2,915	4.13

Total interest-bearing deposits	1,170,120	5,939	2.06	874,763	6,120	2.81
Securities sold under agreements to repurchase	106,600	208	0.79	93,074	516	2.23
Other borrowed funds and subordinated debentures	214,708	2,644	4.99	224,699	2,894	5.18

Total interest-bearing liabilities	1,491,428	8,791	2.39%	1,192,536	9,530	3.21%

Non interest-bearing liabilities
Demand deposits	273,439			259,395
Other liabilities	29,703			20,752

Total liabilities	1,794,570			1,472,683

Stockholders’ equity	122,019			121,395
Total liabilities & stockholders’ equity	$1,916,589			$1,594,078

Net interest income on a fully taxable equivalent basis		11,494			10,374
Less taxable equivalent adjustment		(702)			(142)

Net interest income		$10,792			$10,232

Net interest spread (3)			2.18%			2.22%

Net interest margin (4)			2.57%			2.82%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended
	March 31, 2009
	Compared with
	March 31, 2008
	Increase/(Decrease)
	Due to Change in
			Income
			Increase
	Volume	Rate	(Decrease)
	(dollars in thousands)
Interest income:
Loans	$1,554	$(1,580)	$(26)
Securities available-for-sale
Taxable	864	(428)	436
Tax-exempt	407	(81)	326
Securities held-to-maturity
Taxable	212	106	318
Federal funds sold	(1,215)	—	(1,215)
Interest-bearing deposits in other banks	544	(2)	542

Total interest income	2,366	(1,985)	381

Interest expense:
Deposits:
NOW accounts	129	(376)	(247)
Savings accounts	233	(204)	29
Money market accounts	823	(478)	345
Time deposits	372	(680)	(308)

Total interest-bearing deposits	1,557	(1,738)	(181)
Securities sold under agreements to repurchase	64	(372)	(308)
Other borrowed funds and subordinated debentures	(154)	(96)	(250)

Total interest expense	1,467	(2,206)	(739)

Change in net interest income	$899	$221	$1,120

Net Interest Income
For the three months ended March 31, 2009, net interest income on a fully taxable equivalent basis totaled $11.5 million compared to $10.4 million for the same period in 2008, an increase of $1.1 million or 10.8%. This increase in net interest income for the period is mainly due to a 21.2% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of twenty-five basis points in the net interest margin. The net interest margin decreased from 2.82% on a fully taxable equivalent basis in 2008 to 2.57% on the same basis for 2009.
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

Provision for Loan Losses
For the three months ended March 31, 2009, the loan loss provision was $1.9 million compared to a provision of $700,000 for the same period last year for an increase of $1.2 million. The increase in the provision was due to an increase in nonperforming loans as well as current uncertainties in the economy such as increased unemployment. The level of the allowance for loan losses to total loans increased from 1.33% at December 31, 2008 to 1.49% at March 31, 2009. This increase in the ratio is primarily a result of an increase in nonperforming loans. The increase in nonperforming loans caused an increase in both specific loan loss reserves and general allowance allocations.
Non-Interest Income and Expense
Other operating income for the quarter ended March 31, 2009 was $4.7 million compared to $3.4 million for the same period last year. The increase in other operating income was mainly attributable to an increase in net gain on sales of investments of $878,000. Also, other income increased by $360,000. This increase consisted mainly of $354,000 increase in the growth of cash surrender values on life insurance policies. Also, there was a $41,000 increase in service charges on deposit accounts. Service charges on deposit accounts increased mainly because of an increase in fees charged.
For the quarter ended March 31, 2009, operating expenses increased by $1.1 million or 10.3% to $11.5 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $598,000 in salaries and employee benefits, $489,000 in other expenses and $81,000 in occupancy expenses. Other expenses increased mainly as a result of an increase in FDIC assessments, bank processing charge and legal expenses. FDIC assessments increased as a result of an increase in the deposit assessment rate, an increase in deposit balances and usage of a one-time credit during 2008. Salaries and employee benefits increased mainly as a result of increases in staffing levels and an increase in pension expense. Occupancy expenses increased mainly as a result of increases in rent expense associated with retail branch expansion, depreciation and real estate taxes. Equipment expenses decreased by $102,000.
The FDIC increased the annual assessment rate to between 12 and 16 basis points for well capitalized banks, which we anticipate will increase our annual FDIC premiums by approximately $1.2 million during 2009 as compared to 2008. During 2008, the Company paid approximately 5.3 basis points for FDIC deposit insurance. Also, the FDIC approved an interim rule in February 2009 that will institute a one-time special assessment of 20 cents per $100 of domestic deposits on the banking industry in order to quickly restore its Deposit Insurance Fund. The Company estimates that this one-time special assessment that was announced would result in approximately $2.7 million in additional non-interest expense during 2009. In the event, the special assessment were reduced from 20 basis points to 10 basis points, which is currently being discussed, we estimate that the Company would record approximately $1.34 million in additional non-interest expense.
Income Taxes
For the first quarter of 2009, the Company’s income tax expense totaled $276,000 on pretax income of $2.2 million for an effective tax rate of 12.8%. For last year’s corresponding quarter, the Company’s income tax expense totaled $770,000 on pretax income of $2.6 million for an effective tax rate of 30.0%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the first quarter of the prior year.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2009 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.
Item 1A	Risk Factors — Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds —
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)

January 1 — January 31, 2009	—	$—	—	297,303
February 1 — February 28, 2009	—	$—	—	297,303
March 1 — March 31, 2009	3,800	$11.48	3,800	293,503

(1)	On July 8, 2008, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3 Defaults Upon Senior Securities — None
Item 4 Submission of Matters to a vote of Security Holders — Special meeting held on January 9, 2009.

	Number of	Number of	Number of Votes
	Votes For	Votes Against	Abstained
To authorize 100,000 shares of preferred stock of the Company, $1.00 par value per share, and to authorize the Board of Directors of the Company to create classes or series and the distinguishing designation thereof and the preferences, limitations, and relative rights applicable thereto.	1,912,050	—	—

	Number of	Number of	Number of Votes
	Votes For	Votes Against	Abstained
To provide that the class A common stock and the class B common stock shall rank junior to the preferred stock as to dividend rights and to rights on liquidation or dissolution.	1,912,050	—	—
Item 5 Other Information — None

Item 6 Exhibits
3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).

3.2	Bylaws of Century Bancorp, Inc. amended on October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.

3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.

31.1	Certification of Co-President and Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+ 32.1	Certification of Co-President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	Century Bancorp, Inc
/s/ Barry R. Sloane
Barry R. Sloane
Co-President and Co-Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)