Form 10-Q
period 2009-06-30
CENTURY BANCORP INC
filed 2009-08-07
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
As of July 31, 2009, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,503,467 Shares
Class B Common Stock, $1.00 par value	2,026,830 Shares

Century Bancorp, Inc.

		Page
	Index	Number

Part I	Financial Information

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets: June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income: Three (3) months and Six (6) months ended June 30, 2009 and 2008	4

	Consolidated Statements of Changes in Stockholders’ Equity: Six (6) months ended June 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows: Six (6) months ended June 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-34

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Securities Holders	35-36
Item 5.	Other Information	36
Item 6.	Exhibits	36-37

Signatures		38

Exhibits
EX-31.1 Certification of Co-President and C0-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
EX-31.2 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
EX-32.1 Certification of Co-President and Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets

Cash and due from banks	$43,635	$61,195
Federal funds sold and interest-bearing deposits in other banks	80,256	94,973

Total cash and cash equivalents	123,891	156,168

Short-term investments	140,885	43,814

Securities available-for-sale, amortized cost $654,725 and $496,046, respectively	657,292	495,585
Securities held-to-maturity, market value $198,914 and $185,433, respectively	195,230	184,047
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial & industrial	130,059	141,373
Construction & land development	63,448	59,511
Commercial real estate	327,306	332,325
Residential real estate	192,381	194,644
Home equity	113,468	98,954
Consumer & other	8,760	9,258

Total loans, net	835,422	836,065
Less: allowance for loan losses	13,364	11,119

Net loans	822,058	824,946

Bank premises and equipment	21,345	22,054
Accrued interest receivable	6,771	6,723
Goodwill	2,714	2,714
Core deposit intangible	1,090	1,283
Other assets	51,135	48,701

Total assets	$2,037,942	$1,801,566

Liabilities

Deposits:
Demand deposits	$273,257	$277,217
Savings and NOW deposits	502,503	353,261
Money market accounts	424,163	308,177
Time deposits	324,260	326,872

Total deposits	1,524,183	1,265,527

Securities sold under agreements to repurchase	66,652	112,510
Other borrowed funds	245,988	238,558
Subordinated debentures	36,083	36,083
Investment purchases payable	10,050	—
Other liabilities	29,764	28,385

Total liabilities	1,912,720	1,681,063

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,503,467 shares and 3,511,307 shares, respectively	3,503	3,511
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,026,830 and 2,027,100 shares, respectively	2,027	2,027
Additional paid-in capital	11,376	11,475
Retained earnings	114,943	112,135

	131,849	129,148
Unrealized gains (losses) on securities available-for-sale, net of taxes	1,480	(292)
Additional pension liability, net of taxes	(8,107)	(8,353)

Total accumulated other comprehensive loss, net of taxes	(6,627)	(8,645)

Total stockholders’ equity	125,222	120,503

Total liabilities and stockholders’ equity	$2,037,942	$1,801,566

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$12,026	$11,882	$23,815	$24,144
Securities held-to-maturity	2,180	2,094	4,403	3,999
Securities available-for-sale	5,225	4,757	10,254	9,136
Federal funds sold and interest-bearing deposits in other banks	763	737	1,305	1,953

Total interest income	20,194	19,470	39,777	39,232

Interest expense
Savings and NOW deposits	1,337	1,458	2,733	3,072
Money market accounts	1,718	1,829	3,653	3,419
Time deposits	2,561	2,271	5,168	5,187
Securities sold under agreements to repurchase	117	359	325	875
Other borrowed funds and subordinated debentures	2,499	2,897	5,144	5,791

Total interest expense	8,232	8,814	17,023	18,344

Net interest income	11,962	10,656	22,754	20,888

Provision for loan losses	1,050	925	2,900	1,625

Net interest income after provision for loan losses	10,912	9,731	19,854	19,263

Other operating income
Service charges on deposit accounts	2,006	2,028	4,028	4,009
Lockbox fees	753	827	1,494	1,599
Net gain on sales of investments	—	2	978	102
Other income	781	620	1,710	1,189

Total other operating income	3,540	3,477	8,210	6,899

Operating expenses
Salaries and employee benefits	6,541	6,315	13,429	12,605
Occupancy	995	1,079	2,140	2,143
Equipment	654	742	1,282	1,472
FDIC assessments	1,623	145	2,116	178
Other	2,470	2,462	4,766	4,729

Total operating expenses	12,283	10,743	23,733	21,127

Income before income taxes	2,169	2,465	4,331	5,035

Provision for income taxes	162	589	438	1,359

Net income	$2,007	$1,876	$3,893	$3,676

Share data:
Weighted average number of shares outstanding, basic	5,530,724	5,543,781	5,534,233	5,543,792
Weighted average number of shares outstanding, diluted	5,531,329	5,546,128	5,534,345	5,546,423
Net income per share, basic	$0.36	$0.34	$0.70	$0.66
Net income per share, diluted	$0.36	$0.34	$0.70	$0.66
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.24	$0.24
Class B common stock	$0.06	$0.06	$0.12	$0.12
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2009 and 2008

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
			(In thousands)
Balance at December 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806

Net income	—	—	—	3,676	—	3,676

Other comprehensive income, net of tax:
Unrealized holding losses arising during period net of $358 in taxes and $102 in realized net gains	—	—	—	—	(575)	(575)

Pension liability adjustment, net of $44 in taxes	—	—	—	—	63	63

Comprehensive income						3,164

Effects of changing pension plans measurement date pursuant to SFAS 158, net of $177 in taxes	—	—	—	(287)	31	(256)

Stock repurchased, 400 shares	(1)	—	(6)	—	—	(7)

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(843)	—	(843)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(244)	—	(244)

Balance at June 30, 2008	$3,516	$2,027	$11,547	$107,852	$(4,322)	$120,620

Balance at December 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503

Net income	—	—	—	3,893	—	3,893

Other comprehensive income, net of tax:
Unrealized holding gains arising during period net of $1,256 in taxes and $978 in realized net gains	—	—	—	—	1,772	1,772

Pension liability adjustment, net of $163 in taxes	—	—	—	—	246	246

Comprehensive income						5,911

Stock repurchased, 8,110 shares	(8)	—	(99)	—	—	(107)

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(842)	—	(842)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(243)	—	(243)

Balance at June 30, 2009	$3,503	$2,027	$11,376	$114,943	$(6,627)	$125,222

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,893	$3,676
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(374)	(341)
Proceeds from mortgage loans sold	379	343
Gain on sales of loans	(5)	(2)
Net gain on sales of investments	(978)	(102)
Provision for loan losses	2,900	1,625
Deferred income taxes	(1,137)	(108)
Net depreciation and amortization	2,826	1,748
(Increase) decrease in accrued interest receivable	(48)	234
Increase in other assets	(2,756)	(2,654)
Increase in other liabilities	1,814	553

Net cash provided by operating activities	6,514	4,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	79,816	—
Purchase of short-term investments	(176,887)	—
Proceeds from maturities of securities available-for-sale	178,780	181,724
Proceeds from sales of securities available-for-sale	32,158	68,736
Purchase of securities available-for-sale	(359,662)	(345,491)
Proceeds from maturities of securities held-to-maturity	56,314	71,498
Purchase of securities held-to-maturity	(67,818)	(91,431)
Loan acquired, net of discount	—	(4,099)
Net decrease (increase) in loans	11	(35,928)
Capital expenditures	(539)	(1,994)

Net cash used in investing activities	(257,827)	(156,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(2,612)	(48,274)
Net increase in demand, savings, money market and NOW deposits	261,268	92,261
Net payments for the repurchase of stock	(107)	(4)
Cash dividends	(1,085)	(1,087)
Net (decrease) increase in securities sold under agreements to repurchase	(45,858)	13,160
Net (decrease) increase in other borrowed funds	7,430	(32,300)

Net cash provided by financing activities	219,036	23,756

Net decrease in cash and cash equivalents	(32,277)	(128,257)
Cash and cash equivalents at beginning of period	156,168	299,901

Cash and cash equivalents at end of period	$123,891	$171,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,448	$18,454
Income taxes	1,677	2,023
Change in unrealized (losses) gains on securities available-for-sale, net of taxes	1,772	(575)
Pension liability adjustment, net of taxes	246	63
Effects of changing pension plans measurement date pursuant to SFAS 158, net of taxes	—	(256)
Due to broker	10,050	6,459
Due from broker	—	19,865
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three and Six Months Ended June 30, 2009 and 2008
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
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company does not expect to participate in the sale of any of our assets into these programs. EESA, as amended, also increases the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2013.
On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $750 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U. S. Treasury’s standards for executive compensation, dividend restrictions and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program. Subsequently, a number of smaller institutions have participated in the TARP Capital Purchase Program. On December 18, 2008, the Company announced in a press release, it had received preliminary approval from the U.S. Treasury to participate in the TARP Capital Purchase Program, in an amount up to $30 million in the form of Century Bancorp, Inc. preferred stock and warrants to purchase Class A common stock. In light of uncertainty surrounding additional restrictions that may be imposed on participants under pending legislation, the Company, on January 14, 2009, informed the U.S. Treasury that it would not be closing on the transaction on January 16, 2009, as originally scheduled. The Company subsequently withdrew its application.
On October 14, 2008, the U. S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, as amended, the FDIC will guarantee certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC will fully guarantee deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100-basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP.
On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment is five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Company recorded a pre-tax charge of approximately $1.0 million in the second quarter of 2009 in connection with the special assessment.
Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	June 30, 2009
		Weighted
		Average
	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	81,037	$27.42
Cancelled	(400)	27.57
Outstanding at end of period	80,637	$27.42

Exercisable at end of period	80,637	$27.42

Available to be granted at end of period	190,909

On June 30, 2009, the outstanding options to purchase 80,637 shares of Class A common stock have exercise prices between $15.06 and $35.01, with a weighted average exercise price of $27.42 and a weighted average remaining contractual life of 3.2 years. The intrinsic value of options exercisable at June 30, 2009 had an aggregate value of $9,700.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2009.
Note 4. Securities Available —for-Sale

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	( In thousands)
U.S. Treasury	$1,997	$—	$3	$1,994	$1,999	$29	$—	$2,028
U.S. Government Sponsored Enterprises	107,161	503	251	107,413	159,100	2,216	24	161,292
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	479,831	7,181	900	486,112	259,264	2,427	1,559	260,132
Privately Issued Residential Mortgage Backed Securities	6,425	—	751	5,674	7,539	—	1,880	5,659
Privately Issued Commercial Mortgage Backed Securities	1,503	—	11	1,492	3,433	—	66	3,367
Obligations Issued by States and Political Subdivisions	54,280	85	3,138	51,227	61,532	38	1,311	60,259
Other Debt Securities	2,550	—	57	2,493	2,200	—	100	2,100
Equity Securities	978	70	161	887	979	73	304	748

Total	$654,725	$7,839	$5,272	$657,292	$496,046	$4,783	$5,244	$495,585

Included in U.S. Government Sponsored Enterprise Securities and U. S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $164,440,000 and $113,259,000 at June 30, 2009 and December 31, 2008, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank amounting to $239,901,000 and $244,409,000 at June 30, 2009 and December 31, 2008 respectively. The Company realized gross gains of $978,000 from the proceeds of $32,158,000 from the sales of available-for-sale securities for the year-to-date June 30, 2009.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2009.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$30,388	$30,775
After one but within five years	480,415	485,552
After five but within ten years	103,997	104,046
More than 10 years	37,446	34,588
Non-maturing	2,479	2,331

Total	$654,725	$657,292

The weighted average remaining life of investment securities available-for-sale at June 30, 2009 was 4.4 years. Excluding auction rate municipal obligations (“ARSs”) and variable rate demand notes (“VRDNs”), which have maturities up to 30 years, but reprice more frequently, the estimated average remaining life is 3.5 years for June 30, 2009. ARSs and VRDNs are included in Obligations Issued by States and Political Subdivisions above. Included in the weighted average remaining life calculation at June 30, 2009 was $97,367,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2009. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 39 and 16 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 281 holdings at June 30, 2009.
As of June 30, 2009, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities were primarily caused by changes in credit spreads and liquidity issues in the marketplace.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary. In the case of privately issued mortgage-backed securities, the performance of the underlying loans is analyzed as deemed necessary to determine the estimated future cash flows of the securities. Factors considered include the level of subordination, current and estimated future default rates, current and estimated prepayment rates, estimated loss severity rates, geographic concentrates and origination dates of underlying loans. In the case of marketable equity securities, the severity of the unrealized loss, the length of time the unrealized loss has existed, and the Company’s financial performance are considered.

	June 30, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$36,838	$254	$—	$—	$36,838	$254
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	85,293	807	15,872	92	101,165	899
Privately Issued Residential Mortgage Backed Securities	—	—	5,674	751	5,674	751
Privately Issued Commercial Mortgage Backed Securities	—	—	1,492	11	1,492	11
Obligations Issued by States and Political Subdivisions	20,998	3,138	—	—	20,998	3,138
Other Debt Securities	—	—	1,444	56	1,444	56
Equity Securities	31	1	501	162	532	163

Total temporarily impaired securities	$143,160	$4,200	$24,983	$1,072	$168,143	$5,272

*	At June 30, 2009, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009. Excluded from the table above are two equity securities that were written down by $76,000. The fair value is $123,000 with an unrealized gain of $14,000. These stocks were deemed to be impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2008. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 44 and 17 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 260 holdings at December 31, 2008. The Company believes that the investments are temporarily impaired.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
U.S. Government Sponsored Enterprises	$4,976	$24	$—	$—	$4,976	$24
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	80,873	1,351	15,793	208	96,666	1,559
Privately Issued Residential Mortgage Backed Securities	1,716	569	5,455	1,320	7,171	1,889
Privately Issued Commercial Mortgage Backed Securities	—	—	1,855	57	1,855	57
Obligations Issued by States and Political Subdivisions	13,645	1,311	—	—	13,645	1,311
Other Debt Securities	100	1	150	1	250	2
Equity Securities	382	265	1,419	124	1,801	389

Total temporarily impaired securities	$101,692	$3,521	$24,672	$1,710	$126,364	$5,231

*	The decline in fair value is attributable to change in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008. Excluded from the table above are two equity securities that were written down by $76,000. The fair value is $96,000 with an unrealized loss of $13,000. These stocks were deemed to be impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.
Note 5. Investment Securities Held-to-Maturity

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government Sponsored Enterprises	$22,600	$177	$—	$22,777	$44,000	$506	$—	$44,506
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	172,630	3,584	77	176,137	140,047	1,314	434	140,927

Total	$195,230	$3,761	$77	$198,914	$184,047	$1,820	$434	$185,433

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $18,000,000 and $35,000,000 at June 30, 2009 and December 31, 2008, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $139,814,000 and $114,103,000 at June 30, 2009 and December 31, 2008, respectively.
At June 30, 2009 and December 31, 2008, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2009.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$11,164	$11,271
After one but within five years	173,584	177,090
After five but within ten years	10,482	10,553

Total	$195,230	$198,914

The weighted average remaining life of investment securities held-to-maturity at June 30, 2009 was 2.7 years. Included in the weighted average remaining life calculation at June 30, 2009 were $14,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2009. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 7 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 87 holdings at June 30, 2009.

As of June 30, 2009, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit notary of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	June 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	$21,953	$77	$—	$—	$21,953	$77

Total temporarily impaired securities	$21,953	$77	$—	$—	$21,953	$77

*	The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
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

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			( In thousands)
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	$12,995	$111	$19,821	$323	$32,816	$434

Total temporarily impaired securities	$12,995	$111	$19,821	$323	$32,816	$434

*	The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.
     Note 6. Employee Benefits
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
Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2009	2008	2009	2008
	(In thousands)
Service cost	$196	$205	$113	$28
Interest	308	287	233	193
Expected return on plan assets	(281)	(333)	—	—
Recognized prior service cost (benefit)	(29)	(29)	27	16
Recognized net actuarial losses	171	53	35	13

Net periodic benefit cost	$365	$183	$408	$250

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2009	2008	2009	2008
	(In thousands)
Service cost	$392	$410	$226	$56
Interest	616	574	466	387
Expected return on plan assets	(562)	(666)	—	—
Recognized prior service cost (benefit)	(58)	(58)	54	32
Recognized net actuarial losses	342	106	70	26

Net periodic benefit cost	$730	$366	$816	$501

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1,275,000 to the Pension Plan in 2009. As of June 30, 2009, $637,500 of the contribution had been made. The Company expects to contribute an additional $637,500 by the end of the year.
Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that had not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement was initially applied were to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption of SFAS 158. The Company recognized $246,000, net of tax during the first six months of 2009, as amortization of amounts previously recognized in accumulated other comprehensive income. SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008. As a result of the change in the measurement date, the Company recorded an additional $433,000 pension liability adjustment as of January 1, 2008.
Note 7. Fair Value Measurements
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
The results of the fair value hierarchy required by SFAS 157 as of June 30, 2009 are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities AFS :

	Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury and Agency	$1,994	$—	$1,994	$—
U.S. Government Sponsored Enterprises	107,413	—	107,413	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	486,112	—	486,112	—
Privately Issued Residential Mortgage Backed Securities	5,674	—	5,674	—
Privately Issued Commercial Mortgage Backed Securities	1,492	—	1,492	—
Obligations Issued by States and Political Subdivisions	51,226	—	23,521	27,705
Other Debt Securities	2,493	—	2,493	—
Equity Securities	888	718	—	170

Total	$657,292	$718	$628,699	$27,875

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	10,094	—	10,094	—
Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS 114 (as amended). Specific provisions relates to impaired loans recognized for the three and six month periods ended June 30, 2009 for the estimated credit loss amounted to $953,000 and $2.0 million, respectively.
The changes in Level 3 securities for the six month period ended June 30, 2009 are shown in the table below:

		Obligations Issued
		by States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
	(In thousands)
Balance at December 31, 2008	$—	$3,300	$170	$3,470
Purchases	—	5,177	—	5,177
Maturities	—	(922)	—	(922)
Reclassification	21,061	—	—	21,061
Change in fair value	(911)	—	—	(911)

Balance at June 30, 2009	$20,150	$7,555	$170	$27,875

The changes in Level 3 securities for the six month period ended June 30, 2008 are shown in the table below:

		Obligations Issued
		by States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
	(In thousands)
Balance at December 31, 2007	$—	$—	$—	$—
Purchases	—	2,491	29	2,520
Maturities	—	(753)	—	(753)
Reclassification	—	753	153	906
Change in fair value	—	—	—	—

Balance at June 30, 2008	$—	$2,491	$182	$2,673

There was a $21.1 million reclassification of failed auction rate securities to Level 3 during the first quarter of 2009 due to the lack of an active market. The amortized cost of Level 3 securities was $31.0 million with an unrealized loss of $3.1 million. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
Note 8. Fair Values of Financial Instruments
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
Securities available-for-sale totaling $27.9 million, or 1.37% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
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
Off-Balance Sheets Instruments
The fair values of the Company’s unused lines of credit and unadvanced portions of construction loans, commitments to originate and sell loans and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30,2009		December 31, 2008
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
		( In thousands)
Financial assets:
Cash and cash equivalents	$123,891	$123,891	$156,168	$156,168
Short-term investments	140,885	141,096	43,814	43,978

Securities available-for-sale	657,292	657,292	495,585	495,585
Securities held-to-maturity	195,230	198,914	184,047	185,433
Net loans	822,058	832,998	824,946	837,064
Accrued interest receivable	6,771	6,771	6,723	6,723
Financial liabilities:
Deposits	1,524,183	1,529,915	1,265,527	1,271,404
Repurchase agreement and other borrowed funds	312,640	317,076	351,068	357,927
Subordinated debentures	36,083	38,095	36,083	41,908
Accrued interest payable	1,332	1,332	1,488	1,488
Standby letters of credit	—	48	—	117
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
Note 9. Recent Accounting Developments
FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FAS 124-2”). On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is more likely than not that it will have to sell the security prior to its anticipated recovery. The Company adopted FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). On April 9, 2009, FASB issued FSP FAS 157-4 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under

FASB Statement No. 157, Fair Value Measurements. The FSP will be applied prospectively and retrospective application will not be permitted. The Company adopted FSP 115-4 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.
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
FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”)and other U.S. generally accepted accounting principles (“GAAP”). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has determined that the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations is immaterial.
FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” (SFAS 128”). The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company has determined that the impact of the adoption of FSP EITF 03-6-1 to the Company’s statement of financial position or results of operations is immaterial.
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
On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP, which becomes effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted this FSP for the period ended June 30, 2009.
On June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events”(“SFAS 165”). The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through August 7, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.
Statement of Financial Accounting Standards No.166 , “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”(“SFAS 166”). In June, 2009, the FASB issued SFAS166. SFAS 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. SFAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.

Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”(“SFAS 167”). In June, 2009, the FASB issued SFAS 167. SFAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities, specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.
Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). The codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FAS 168 is not expected to have a material impact on our financial statements.
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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.0 billion as of June 30, 2009. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
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
The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 48% of the 351 cities and towns in Massachusetts.
Earnings for the second quarter ended June 30, 2009 were $2,007,000, or $0.36 per share diluted, compared to net income of $1,876,000, or $0.34 per share diluted, for the second quarter ended June 30, 2008. For the first six months of 2009, net income totaled $3,893,000, or $0.70 per share diluted, an increase of 5.9% when compared to net income of $3,676,000, or $0.66 per share diluted, for the same period a year ago.
On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment is five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Company recorded a pre-tax charge of approximately $1.0 million in the second quarter of 2009 in connection with the special assessment. Also, the FDIC assessment increased by an additional $900,000 for the first six months of 2009 compared to the same period last year primarily as a result of an increase in the deposit assessment rate, an increase in deposit balances and the usage of a one-time credit during 2008.
Net interest income totaled $22.8 million for the first six months of 2009 compared to $20.9 million for 2008. The 8.9% increase in net interest income for the period is mainly due to a 22.5% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of twenty-three basis points in the net interest margin. The net interest margin decreased from 2.85% on a fully taxable equivalent basis in 2008 to 2.62% on the same basis for 2009.
Throughout 2007 and 2008, the Company had seen improvement in its net interest margin, however, the first quarter of 2009 reflects a decrease in the net interest margin with a modest increase during the second quarter of 2009 as illustrated in the graph below:
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
The primary factor accounting for the decrease in the net interest margin for the first quarter of 2009 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. The Company is continuing to deploy these funds in higher yielding assets and the net interest margin has improved accordingly. The cost of funds has also declined from the first quarter of 2009 to the second quarter of 2009.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
For the three months ended June 30, 2009, the loan loss provision was $1.1 million compared to a provision of $925,000 for the same period last year for an increase of $125,000. For the six months ended June 30, 2009, the loan loss provision was $2.9 million compared to a provision of $1.6 million for the same period last year for an increase of $1.3 million. The increase in the provision was due to an increase in nonperforming loans as well as deterioration in the economy in Company’s market area. Nonperforming loans increased to $17.1 million at June 30, 2009 from $3.7 million on December 31, 2008.
For the second quarter of 2009, the Company’s effective income tax was 7.5% compared to 23.9% for last year’s corresponding quarter. For the first six months of 2009, the Company’s effective income tax was 10.1% compared to 27.0% for last year’s corresponding period. The effective income tax rate decreased for both periods primarily as a result of tax-exempt income.
Financial Condition
Loans
On June 30, 2009, total loans outstanding, net, were $835.4 million, a decrease of 0.1% from the total on December 31, 2008. At June 30, 2009, commercial real estate loans accounted for 39.2% and residential real estate loans, including home equity loans, accounted for 36.6% of total loans.
Commercial and industrial loans decreased to $130.1 million at June 30, 2009 from $141.4 million on December 31, 2008. Construction loans increased to $63.4 million at June 30, 2009 from $59.5 million on December 31, 2008.
Allowance for Loan Losses
The allowance for loan loss at June 30, 2009 was $13.4 million as compared to $11.1 million at December 31, 2008. This increase was due to the provision for loan losses exceeding net loan charge offs for the six months ended June 30, 2009 as shown in the table below. The provision for loan losses increased by $1.3 million from $1.6 million to $2.9 million; this increase in the provision was due to an increase in nonperforming loans as well as deterioration in the economy in Company’s market area. Also, the level of the allowance for loan losses to total loans increased from 1.33% at December 31, 2008 to 1.60% at June 30, 2009. This increase in the ratio is primarily a result of an increase in non-performing loans to $17.1 million from $3.7 million on December 31, 2008. The increase in nonperforming loans was primarily as a result of three loan relationships totaling $11.0 million with specific reserves of $1.3 million, one primarily commercial real estate and two construction.
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	(In thousands)
	2009	2008	2009	2008

Allowance for loan losses, beginning of period	$12,522	$9,773	$11,119	$9,633
Loans charged off	(375)	(1,309)	(1,015)	(1,934)
Recoveries on loans previously charged-off	167	80	360	145

Net charge-offs	(208)	(1,229)	(655)	(1,789)
Provision charged to expense	1,050	925	2,900	1,625

Allowance for loan losses, end of period	$13,364	$9,469	$13,364	$9,469

During 2009, the Company has experienced increased levels of nonaccruing loans. Due to current economic conditions, this trend may continue if borrowers are negatively impacted by future economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
     Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccruing loans	$17,097	$3,661
Loans past due 90 days or more and still accruing	$—	$89
Other real estate owned	$—	$—
Nonaccruing loans as a percentage of total loans	2.05%	.44%
     Cash and Cash Equivalents
Cash and cash equivalents remained relatively stable during the second quarter of 2009.
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

     Securities Available-for-Sale (at Fair Value)

	June 30, 2009	December 31, 2008
	(In thousands)

U.S Treasury	$1,994	$2,028
U.S. Government Sponsored Enterprises	107,413	161,292
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	486,112	260,132
Privately Issued Residential Mortgage-backed Securities	5,674	5,659
Privately Issued Commercial Mortgage-backed Securities	1,492	3,367
Obligations issued by States and Political Subdivisions	51,227	60,259
Other Debt Securities	2,493	2,100
Equity Securities	887	748

Total Securities Available-for-Sale	$657,292	$495,585

During the first six months of 2009 the Company capitalized on favorable market conditions and realized $978,000 of gains on sales of investments. The sales of investments represented six U.S. Government Sponsored Enterprise bonds totaling $32.2 million.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
     Securities Held-to-Maturity (at Amortized Cost)

	June 30, 2009	December 31, 2008
	(In thousands)

U.S. Government Sponsored Enterprises	$22,600	$44,000
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	172,630	140,047

Total Securities Held-to-Maturity	$195,230	$184,047

At June 30, 2009 and December 31, 2008, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
     Securities Available-for-Sale
The securities available-for-sale portfolio totaled $657.3 million at June 30, 2009, an increase of 32.6% from December 31, 2008. Purchases of securities available-for-sale totaled $369.7 million for the six months ended June 30, 2009. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.4 years. Excluding auction rate municipal obligations (“ARS”) and variable rate demand notes (“VRDN”), which have maturities of up to 30 years, but reprice frequently, the estimated average remaining life is 3.5 years.
Included in Obligations Issued by States and Political Subdivisions as of June 30, 2009, are $27.1 million of ARS’s and $14.7 million of VRDN’s with unrealized losses of $3.1 million for ARS’s. VRDN’s fair value is estimated to equal the cost. These debt securities were issued by governmental entities, but are not necessarily debt obligations of the issuing entity. Of the total of $41.8 million of ARS’s and VRDN’s, $20.0 million are obligations of governmental entities and the remainder are obligations of large non-profit entities. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARS’s and by prevailing market rates for VRDN’s. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second and third quarters of 2008 to take advantage of yields available at that time due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligor. Based on the creditworthiness of the underlying obligors, management does not believe that any of these securities are other-than-temporarily impaired. As of June 30, 2009 the weighted average taxable equivalent yield on these securities was 1.52%. At the time of purchase, these securities generally had higher yields. The overall yield has declined due to an overall decline in prevailing short-term interest rates as well as declining spreads to market rates.
In the case of a failed auction, the Company may not have access to funds as only a limited market exists for failed ARS’s. As of June 30, 2009, three of the Company’s ARS’s were purchased subsequent to their failure with a fair value of $10.6 million and an amortized cost of $13.3 million. These securities were issued by governmental entities, and are the debt of non-profit organizations which the Company believes to be creditworthy. Securities issued by governmental entities were purchased prior to their failure with a fair value of $9.5 million and amortized cost of $10.0 million.
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
Securities available-for-sale totaling $27.9 million, or 1.37% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
     Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $195.2 million on June 30, 2009, an increase of 6.1% from the total on December 31, 2008. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 2.7 years.
     Federal Home Loan Bank of Boston Stock
The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the

Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities. This resulted in a net loss of $115.8 million for the year ended December 31, 2008. For the three months ended March 31, 2009, the FHLBB reported a net loss of $83.9 million resulting from the recognition of $126.9 million of impairment losses which were recognized through income. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than- temporary impairment related to the carrying amount of the Company’s FHLBB stock as of June 30, 2009. The Company will continue to monitor its investment in FHLBB stock.
     Deposits and Borrowed Funds
On June 30, 2009, deposits totaled $1.52 billion, representing a 20.4% increase in total deposits from December 31, 2008. Total deposits increased primarily as a result of increases in money market accounts and savings and NOW deposits. Money market accounts and savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first six months of the year. Borrowed funds totaled $312.6 million compared to $351.1 million at December 31, 2008. Borrowed funds decreased due to the maturity of short-term borrowings.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2009			June 30, 2008
	(In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$844,482	$12,579	5.96%	$749,238	$12,002	6.43%
Securities available-for-sale(5):
Taxable	551,508	5,024	3.64	390,027	4,304	4.41
Tax-exempt	52,728	307	2.33	60,562	692	4.53
Securities held-to-maturity:
Taxable	209,028	2,180	4.17	195,570	2,094	4.28
Federal funds sold	—	—	—	142,441	733	2.04
Interest-bearing deposits in other banks	243,938	763	1.24	464	3	2.43

Total interest-earning assets	1,901,684	20,853	4.38%	1,538,302	19,828	5.16%
Non interest-earning assets	140,354			137,080
Allowance for loan losses	(12,965)			(9,648)

Total assets	$2,029,073			$1,665,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$263,206	$551	0.84%	$204,066	$776	1,53%
Savings accounts	248,915	787	1.27	165,719	682	1.66
Money market accounts	463,003	1,718	1.49	312,938	1,829	2.35
Time deposits	333,494	2,560	3.08	256,392	2,271	3.56

Total interest-bearing deposits	1,308,618	5,616	1.72	939,115	5,558	2.38
Securities sold under agreements to repurchase	85,824	117	0.54	97,126	359	1.49
Other borrowed funds and subordinated debentures	206,306	2,499	4.86	226,780	2,897	5.14

Total interest-bearing liabilities	1,600,748	8,232	2.06%	1,263,021	8,814	2.81%

Non interest-bearing liabilities
Demand deposits	272,304			259,633
Other liabilities	31,157			21,846

Total liabilities	1,904,209			1,544,500

Stockholders’ equity	124,864			121,234
Total liabilities & stockholders’ equity	$2,029,073			$1,665,734

Net interest income on a fully taxable equivalent basis		12,621			11,014
Less taxable equivalent adjustment		(659)			(358)

Net interest income		$11,962			$10,656

Net interest spread (3)			2.32%			2.35%

Net interest margin (4)			2.64%			2.86%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2009			June 30, 2008
	(In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$839,887	$24,933	5.95%	$742,168	$24,385	6.60%
Securities available-for-sale(5):
Taxable	511,776	9,786	3.82	389,326	8,632	4.43
Tax-exempt	54,699	711	2.60	32,166	771	4.74
Securities held-to-maturity:
Taxable	209,356	4,403	4.21	192,451	3,999	4.16
Federal funds sold	—	—	—	146,941	1,948	2.62
Interest-bearing deposits in other banks	225,121	1,305	1.15	250	4	3.03

Total interest-earning assets	1,840,839	41,138	4.48%	1,503,302	39,739	5.30%
Non interest-earning assets	144,672			136,314
Allowance for loan losses	(12,369)			(9,710)

Total assets	$1,973,142			$1,629,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$245,713	$1,116	0.92%	$197,872	$1,590	1.62%
Savings accounts	226,758	1,617	1.44	158,271	1,483	1.88
Money market accounts	437,400	3,653	1.68	280,652	3,420	2.45
Time deposits	329,881	5,168	3.16	270,144	5,185	3.86

Total interest-bearing deposits	1,239,752	11,554	1.88	906,939	11,678	2.59
Securities sold under agreements to repurchase	96,154	325	0.68	95,100	875	1.86
Other borrowed funds and subordinated debentures	210,484	5,144	4.93	225,739	5,791	5.16

Total interest-bearing liabilities	1,546,390	17,023	2.22%	1,227,778	18,344	3.00%

Non interest-bearing liabilities
Demand deposits	272,869			259,513
Other liabilities	30,434			21,300

Total liabilities	1,849,693			1,508,591

Stockholders’ equity	123,449			121,315
Total liabilities & stockholders’ equity	$1,973,142			$1,629,906

Net interest income on a fully taxable equivalent basis		24,115			21,395
Less taxable equivalent adjustment		(1,361)			(507)

Net interest income		$22,754			$20,888

Net interest spread (3)			2.26%			2.30%

Net interest margin (4)			2.62%			2.85%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Compared with			Compared with
	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$1,479	$(902)	$577	$3,031	$(2,483)	$548
Securities available-for-sale
Taxable	1,563	(843)	720	2,455	(1,301)	1,154
Tax-exempt	(80)	(305)	(385)	398	(458)	(60)
Securities held-to-maturity
Taxable	141	(55)	86	356	48	404
Federal funds sold	(733)	—	(733)	(1,948)	—	(1,948)
Interest-bearing deposits in other banks	762	(2)	760	1,299	2	1,301

Total interest income	3,132	(2,107)	1,025	5,591	(4,192)	1,399

Interest expense:
Deposits:
NOW accounts	186	(411)	(225)	326	(800)	(474)
Savings accounts	290	(185)	105	546	(412)	134
Money market accounts	700	(811)	(111)	1,533	(1,300)	233
Time deposits	625	(336)	289	1,036	(1,053)	(17)

Total interest-bearing deposits	1,801	(1,743)	58	3,441	(3,565)	(124)
Securities sold under agreements to repurchase	(38)	(204)	(242)	9	(559)	(550)
Other borrowed funds and subordinated debentures	(248)	(150)	(398)	(382)	(265)	(647)

Total interest expense	1,515	(2,097)	(582)	3,068	(4,389)	(1,321)

Change in net interest income	$1,617	$(10)	$1,607	$2,523	$197	$2,720

Net Interest Income
For the three months ended June 30, 2009, net interest income on a fully taxable equivalent basis totaled $12.6 million compared to $11.0 million for the same period in 2008, an increase of $1.6 million or 14.6%. This increase in net interest income for the period is mainly due to a 23.6% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of twenty-two basis points in the net interest margin. The net interest margin decreased from 2.86% on a fully taxable equivalent basis in 2008 to 2.64% on the same basis for 2009.
For the six months ended June 30, 2009, net interest income on a fully taxable equivalent basis totaled $24.1 million compared to $21.4 million for the same period in 2008, an increase of $2.7 million or 12.7%. This increase in net interest income for the period is mainly due to a 22.5% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of twenty-three basis points in the net interest margin. The net interest margin decreased from 2.85% on a fully taxable equivalent basis in 2008 to 2.62% on the same basis for 2009.

Provision for Loan Losses
For the three months ended June 30, 2009, the loan loss provision was $1.1 million compared to a provision of $925,000 for the same period last year for an increase of

$125,000. For the six months ended June 30, 2009, the loan loss provision was $2.9 million compared to a provision of $1.6 million for the same period last year for an increase of $1.3 million. The increase in the provision was due to an increase in nonperforming loans as well as current economic conditions such as increased unemployment. The level of the allowance for loan losses to total loans increased from 1.33% at December 31, 2008 to 1.60% at June 30, 2009. This increase in the ratio is primarily a result of an increase in nonperforming loans. The increase in nonperforming loans caused an increase in both specific loan loss reserves and general allowance allocations.

Non-Interest Income and Expense
Other operating income for the quarter ended June 30, 2009 was $3.5 million compared to $3.5 million for the same period last year. The changes in other operating income, which increased by $63,000, was mainly attributable to an increase other income of $161,000. This was somewhat offset by a decrease in lockbox fees of $74,000. The increase in other operating income consisted primarily of $150,000 increase in the growth of cash surrender values on life insurance policies. Lockbox fees decreased as a result of decreased customer volume. Service charges on deposit accounts remained relatively flat.
Other operating income for the six months ended June 30, 2009 was $8.2 million compared to $6.9 million for the same period last year. The increase in other operating income was mainly attributable to an increase in net gain on sales of investments of $876,000. Also, other income increased by $521,000. This increase in other operating income consisted mainly of $504,000 increase in the growth of cash surrender values on life insurance policies. Also, lockbox fees decreased by $105,000 as a result of decreased customer volume. Service charges on deposit accounts remained relatively flat.
For the quarter ended June 30, 2009, operating expenses increased by $1.5 million or 14.3% to $12.3 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $1.5 million in FDIC assessments. FDIC assessments increased as a result of a special assessment of $1.0 million, an increase in the deposit assessment rate, an increase in deposit balances and usage of a one-time credit during 2008. There were also increases of $226,000 in salaries and employee benefits. Occupancy expenses decreased by $84,000 and equipment expense decreased by $88,000. Salaries and employee benefits increased mainly as a result of increases in pension expense. Occupancy and equipment expenses decreased mainly as a result of decreases in depreciation expense.
For the six month period ended June 30, 2009, operating expenses increased by $2.6 million or 12.3% to $23.7 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $1.9 million in FDIC assessments. FDIC assessments increased as a result of a special assessment of $1.0 million, an increase in the deposit assessment rate, an increase in deposit balances and usage of a one-time credit during 2008. There were also increases of $824,000 in salaries and employee benefits. Equipment expense decreased by $190,000. Salaries and employee benefits increased mainly as a result of increases in pension expense. Occupancy expenses decreased mainly as a result of decreases in depreciation expense.
On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment is five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Company recorded a pre-tax charge of approximately $1.0 million in the second quarter of 2009 in connection with the special assessment.

     Income Taxes
For the second quarter of 2009, the Company’s income tax expense totaled $162,000 on pretax income of $2.2 million for an effective tax rate of 7.5%. For last year’s corresponding quarter, the Company’s income tax expense totaled $589,000 on pretax income of $2.5 million for an effective tax rate of 23.9%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the second quarter of the prior year.
For the six month period ended June 30, 2009, the Company’s income tax expense totaled $438,000 on pretax income of $4.3 million for an effective tax rate of 10.1%. For last year’s corresponding period, the Company’s income tax expense totaled $1.4 million on pretax income of $5.0 million for an effective tax rate of 27.0%. The effective income tax rate decreased for the current period mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the second quarter of the prior year.
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
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2009 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)

April 1 — April 30, 2009	4,310	$14.42	4,310	289,193

May 1 — May 31, 2009	—	$—	—	289,193

June 1 — June 30, 2009	—	$—	—	289,193

(1)	On July 14, 2009, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3
Defaults Upon Senior Securities — None
Item 4
Submission of Matters to a vote of Security Holders —
On April 14, 2009, the Company held its annual meeting of stockholders for the purpose of the election of 14 Directors to one year terms and ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the Company and to vote and act with discretionary authority upon any other matters for the year ending December 31, 2009.

The number of votes cast at the meeting was as follows:

	Number of	Number of
	Votes For	Votes Withheld

Election of Directors:
George R. Baldwin	1,900,150	0
Roger S. Berkowitz	1,900,020	130
Marshall I. Goldman	1,900,150	0
Russell B. Higley	1,900,150	0
Jackie Jenkins-Scott	1,900,150	0
Linda Sloane Kay	1,900,150	0
Fraser Lemley	1,900,030	120
Joseph J. Senna	1,900,030	120
Barry R. Sloane	1,900,140	10
Jonathan G. Sloane	1,900,150	0
Marshall M. Sloane	1,900,150	0
Stephanie Sonnabend	1,900,150	0
George F. Swansburg	1,900,150	0
Jon Westling	1,900,150	0

	Number of	Number of	Number of Votes
	Votes For	Votes Against	Abstained
Ratification of appointment of the independent registered public accounting firm.	1,900,150	0	0

	Number of	Number of	Number of Votes
	Votes For	Votes Against	Abstained
To vote and act with discretionary authority upon, or in regard to, any other matters which may properly come before the Annual Meeting or any adjourned session thereof.	1,897,140	0	3,010
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

Date:	August 7, 2009	Century Bancorp, Inc

/s/ Barry R. Sloane
Barry R. Sloane
Co-President and Co-Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)