Form 10-Q
period 2009-09-30
CENTURY BANCORP INC
filed 2009-11-06
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of October 31, 2009, the Registrant had outstanding:

Class A Common Stock, $1.00 par value Class B Common Stock, $1.00 par value	3,514,267 Shares 2,016,030 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$45,366	$61,195
Federal funds sold and interest-bearing deposits in other banks	156,283	94,973

Total cash and cash equivalents	201,649	156,168

Short-term investments	69,013	43,814

Securities available-for-sale, amortized cost $639,043 and $496,046, respectively	646,906	495,585
Securities held-to-maturity, market value $182,110 and $185,433, respectively	177,006	184,047
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial and industrial	133,497	141,373
Construction and land development	62,406	59,511
Commercial real estate	361,856	332,325
Residential real estate	193,590	194,644
Home equity	115,884	98,954
Consumer and other	7,806	9,258

Total loans, net	875,039	836,065
Less: allowance for loan losses	14,216	11,119

Net loans	860,823	824,946

Bank premises and equipment	20,932	22,054
Accrued interest receivable	6,546	6,723
Goodwill	2,714	2,714
Core deposit intangible	993	1,283
Other assets	49,134	48,701

Total assets	$2,051,247	$1,801,566

Liabilities

Deposits:
Demand deposits	$277,667	$277,217
Savings and NOW deposits	547,770	353,261
Money market accounts	402,632	308,177
Time deposits	304,778	326,872

Total deposits	1,532,847	1,265,527

Securities sold under agreements to repurchase	91,210	112,510
Other borrowed funds	205,449	238,558
Subordinated debentures	36,083	36,083
Investment purchases payable	25,000	—
Other liabilities	29,505	28,385

Total liabilities	1,920,094	1,681,063

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,514,267 shares and 3,511,307 shares, respectively	3,514	3,511
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,016,030 and 2,027,100 shares, respectively	2,016	2,027
Additional paid-in capital	11,376	11,475
Retained earnings	117,583	112,135

	134,489	129,148
Unrealized gains (losses) on securities available-for-sale, net of taxes	4,648	(292)
Additional pension liability, net of taxes	(7,984)	(8,353)

Total accumulated other comprehensive loss, net of taxes	(3,336)	(8,645)

Total stockholders’ equity	131,153	120,503

Total liabilities and stockholders’ equity	$2,051,247	$1,801,566

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income
Loans	$12,118	$12,583	$35,933	$36,727
Securities held-to-maturity	1,927	2,191	6,330	6,190
Securities available-for-sale	5,486	5,563	15,740	14,699
Federal funds sold and interest-bearing deposits in other banks	506	554	1,811	2,507

Total interest income	20,037	20,891	59,814	60,123

Interest expense
Savings and NOW deposits	1,139	1,524	3,872	4,596
Money market accounts	1,266	2,061	4,919	5,480
Time deposits	2,297	2,155	7,465	7,342
Securities sold under agreements to repurchase	98	330	423	1,205
Other borrowed funds and subordinated debentures	2,563	2,862	7,707	8,653

Total interest expense	7,363	8,932	24,386	27,276

Net interest income	12,674	11,959	35,428	32,847

Provision for loan losses	1,250	1,350	4,150	2,975

Net interest income after provision for loan losses	11,424	10,609	31,278	29,872

Other operating income
Service charges on deposit accounts	2,032	2,032	6,060	6,041
Lockbox fees	660	700	2,154	2,299
Net gain on sales of investments	137	147	1,115	249
Write-down of certain investments to fair value	—	(76)	—	(76)
Other income	570	774	2,280	1,963

Total other operating income	3,399	3,577	11,609	10,476

Operating expenses
Salaries and employee benefits	6,753	6,438	20,182	19,043
Occupancy	931	1,010	3,071	3,153
Equipment	544	727	1,826	2,199
FDIC assessments	638	212	2,754	390
Other	2,362	2,664	7,128	7,393

Total operating expenses	11,228	11,051	34,961	32,178

Income before income taxes	3,595	3,135	7,926	8,170

Provision for income taxes	413	576	851	1,935

Net income	$3,182	$2,559	$7,075	$6,235

Share data:
Weighted average number of shares outstanding, basic	5,530,297	5,541,345	5,532,907	5,542,971
Weighted average number of shares outstanding, diluted	5,533,622	5,542,404	5,534,364	5,545,138
Net income per share, basic	$0.58	$0.46	$1.28	$1.12
Net income per share, diluted	$0.58	$0.46	$1.28	$1.12
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.36	$0.36
Class B common stock	$0.06	$0.06	$0.18	$0.18
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2009 and 2008

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(In thousands)
Balance at December 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806
Net income	—	—	—	6,235	—	6,235
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $519 in taxes and $249 in realized net gains	—	—	—	—	(887)	(887)
Pension liability adjustment, net of $44 in taxes	—	—	—	—	95	95

Comprehensive income						5,443
Effects of changing pension plans measurement date, net of $177 in taxes	—	—	—	(287)	31	(256)
Stock repurchased, 3,097 shares	(3)	—	(46)	—	—	(49)
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,265)	—	(1,265)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(365)	—	(365)

Balance at September 30, 2008	$3,514	$2,027	$11,507	$109,868	$(4,602)	$122,314

Balance at December 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503
Net income	—	—	—	7,075	—	7,075
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $3,384 in taxes and $1,115 in realized net gains	—	—	—	—	4,940	4,940
Pension liability adjustment, net of $245 in taxes	—	—	—	—	369	369

Comprehensive income						12,384
Conversion of class B common stock to class A common stock, 10,800 shares	11	(11)	—	—	—	—
Stock repurchased, 8,110 shares	(8)	—	(99)	—	—	(107)
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,262)	—	(1,262)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(365)	—	(365)

Balance at September 30, 2009	$3,514	$2,016	$11,376	$117,583	$(3,336)	$131,153

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,075	$6,235
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(374)	(512)
Proceeds from mortgage loans sold	379	515
Net gain on sales of loans	(5)	(3)
Net gain on sales of investments	(1,115)	(249)
Writedown of certain investments to fair value	—	76
Provision for loan losses	4,150	2,975
Deferred income taxes	(1,346)	(416)
Net depreciation and amortization	4,553	2,483
Decrease (increase) in accrued interest receivable	177	(529)
Increase in other assets	(2,775)	(2,477)
Increase in other liabilities	1,771	1,348

Net cash provided by operating activities	12,490	9,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	159,168	—
Purchase of short-term investments	(184,367)	—
Proceeds from maturities of securities available-for-sale	235,521	225,596
Proceeds from sales of securities available-for-sale	46,044	151,742
Purchase of securities available-for-sale	(400,429)	(513,279)
Proceeds from maturities of securities held-to-maturity	74,339	81,509
Purchase of securities held-to-maturity	(67,818)	(91,431)
Loan acquired, net of discount	—	(4,099)
Net increase in loans	(39,991)	(73,957)
Capital expenditures	(653)	(2,537)

Net cash used in investing activities	(178,186)	(226,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(22,094)	(2,318)
Net increase in demand, savings, money market and NOW deposits	289,414	110,187
Net payments for the repurchase of stock	(107)	(49)
Cash dividends	(1,627)	(1,630)
Net decrease in securities sold under agreements to repurchase	(21,300)	(1,685)
Net decrease in other borrowed funds	(33,109)	(46,308)

Net cash provided by financing activities	211,177	58,197

Net decrease in cash and cash equivalents	45,481	(158,813)
Cash and cash equivalents at beginning of period	156,168	299,901

Cash and cash equivalents at end of period	$201,649	$141,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,760	$32,960
Income taxes	1,883	2,313
Change in unrealized (losses) gains on securities available-for-sale, net of taxes	4,940	(887)
Pension liability adjustment, net of taxes	369	95
Effects of changing pension plans measurement date, net of taxes	—	(256)
Due to broker	25,000	—
Transfers of loans to other real estate owned	—	329
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
Note 1. Basis of Financial Statement Presentation
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
On October 14, 2008, the U. S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, as amended, the FDIC will guarantee certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC will fully guarantee deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100-basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP. The TAGP has been extended through June 30, 2010. The annual assessment rate that will apply during the extension period will be either 15, 20 or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system.
On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment is five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Company recorded a pre-tax charge of approximately $1.0 million in the second quarter of 2009 in connection with the special assessment. On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years.
Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	September 30, 2009
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	81,037	$27.42
Cancelled	(400)	27.57

Outstanding at end of period	80,637	$27.42

Exercisable at end of period	80,637	$27.42

Available to be granted at end of period	190,909

On September 30, 2009, the outstanding options to purchase 80,637 shares of Class A common stock have exercise prices between $15.06 and $35.01, with a weighted average exercise price of $27.42 and a weighted average remaining contractual life of 3.0 years. The intrinsic value of options exercisable at September 30, 2009 had an aggregate value of $70,600.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2009.

Note 4. Securities Available-for-Sale

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	( In thousands)
U.S. Treasury	$1,998	$8	$—	$2,006	$1,999	$29	$—	$2,028
U.S. Government Sponsored Enterprises	134,806	628	38	135,396	159,100	2,216	24	161,292
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	445,368	11,042	402	456,008	259,264	2,427	1,559	260,132
Privately Issued Residential Mortgage Backed Securities	5,785	—	437	5,348	7,539	—	1,880	5,659
Privately Issued Commercial Mortgage Backed Securities	709	9	—	718	3,433	—	66	3,367
Obligations Issued by States and Political Subdivisions	46,785	145	2,886	44,044	61,532	38	1,311	60,259
Other Debt Securities	2,550	—	32	2,518	2,200	—	100	2,100
Equity Securities	1,042	75	249	868	979	73	304	748

Total	$639,043	$11,907	$4,044	$646,906	$496,046	$4,783	$5,244	$495,585

Included in U.S. Government Sponsored Enterprise Securities and U. S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $224,018,000 and $113,259,000 at September 30, 2009 and December 31, 2008, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank amounting to $210,398,000 and $244,409,000 at September 30, 2009 and December 31, 2008 respectively. The Company realized gross gains of $1,115,000 from the proceeds of $46,044,000 from the sales of available-for-sale securities for the nine months ended September 30, 2009.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2009.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$24,478	$24,938
After one but within five years	476,900	486,341
After five but within ten years	102,696	103,415
More than 10 years	32,427	29,876
Non-maturing	2,542	2,336

Total	$639,043	$646,906

The weighted average remaining life of investment securities available-for-sale at September 30, 2009 was 4.2 years. Excluding auction rate municipal obligations (“ARSs”) and variable rate demand notes (“VRDNs”), which have maturities up to 30 years, but reprice more frequently, the estimated average remaining life is 3.3 years at September 30, 2009. ARSs and VRDNs are included in Obligations Issued by States and Political Subdivisions. Included in the weighted average remaining life calculation at September 30, 2009 was $99,806,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2009. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 15 and 18 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 274 holdings at September 30, 2009.
As of September 30, 2009, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities were primarily caused by changes in credit spreads and liquidity issues in the marketplace.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary. In the case of privately issued mortgage-backed securities, the performance of the underlying loans is analyzed as deemed necessary to determine the estimated future cash flows of the securities. Factors considered include the level of subordination, current and estimated future default rates, current and estimated prepayment rates, estimated loss severity rates, geographic concentrates and origination dates of underlying loans. In the case of marketable equity securities, the severity of the unrealized loss, the length of time the unrealized loss has existed, and the issuer’s financial performance are considered.

	September 30, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Temporarily Impaired Investments*

U.S. Government Sponsored Enterprises	$17,960	$38	$—	$—	$17,960	$38
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	21,264	126	19,254	276	40,518	402
Privately Issued Residential Mortgage Backed Securities	—	—	5,348	437	5,348	437
Privately Issued Commercial Mortgage Backed Securities	—	—	—	—	—	—
Obligations Issued by States and Political Subdivisions	9,484	1,628	5,916	1,258	15,400	2,886
Other Debt Securities	—	—	1,468	32	1,468	32
Equity Securities	26	5	418	244	444	249

Total temporarily impaired securities	$48,734	$1,797	$32,404	$2,247	$81,138	$4,044

*	At September 30, 2009, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009. Excluded from the table above are two equity securities that were written down by $76,000. The fair value is $118,000 with an unrealized gain of $9,000. These stocks were deemed to be other than temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

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

	December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Temporarily Impaired Investments*

U.S. Government Sponsored Enterprises	$4,976	$24	$—	$—	$4,976	$24
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	80,873	1,351	15,793	208	96,666	1,559
Privately Issued Residential Mortgage Backed Securities	1,716	569	5,455	1,320	7,171	1,889
Privately Issued Commercial Mortgage Backed Securities	—	—	1,855	57	1,855	57
Obligations Issued by States and Political Subdivisions	13,645	1,311	—	—	13,645	1,311
Other Debt Securities	100	1	150	1	250	2
Equity Securities	382	265	1,419	124	1,801	389

Total temporarily impaired securities	$101,692	$3,521	$24,672	$1,710	$126,364	$5,231

*	The decline in fair value is attributable to change in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008. Excluded from the table above are two equity securities that were written down by $76,000. The fair value is $96,000 with an unrealized loss of $13,000. These stocks were deemed to be other than temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.
Note 5. Investment Securities Held-to-Maturity

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government Sponsored Enterprises	$17,600	$132	$—	$17,732	$44,000	$506	$—	$44,506
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	159,406	4,987	15	164,378	140,047	1,314	434	140,927

Total	$177,006	$5,119	$15	$182,110	$184,047	$1,820	$434	$185,433

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $13,000,000 and $35,000,000 at September 30, 2009 and December 31, 2008, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $128,729,000 and $114,103,000 at September 30, 2009 and December 31, 2008, respectively.
At September 30, 2009 and December 31, 2008, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2009.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$6,917	$6,957
After one but within five years	165,627	170,628
After five but within ten years	4,462	4,525

Total	$177,006	$182,110

The weighted average remaining life of investment securities held-to-maturity at September 30, 2009 was 2.6 years. Included in the weighted average remaining life calculation at September 30, 2009 were $9,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at September 30, 2009. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 1 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 86 holdings at September 30, 2009.
As of September 30, 2009, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell this debt security and it is not likely that it will be required to sell this debt security before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on this security are from an issuer that is investment grade.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit notary of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	September 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Temporarily Impaired Investments*

U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	$4,297	$15	$—	$—	$4,297	$15

Total temporarily impaired securities	$4,297	$15	$—	$—	$4,297	$15

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company does not intend to sell any of this security and it is not likely that it will be required to sell this security before the anticipated recovery of the remaining amortized cost, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2009.
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

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	( In thousands)
Temporarily Impaired Investments*

U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	$12,995	$111	$19,821	$323	$32,816	$434

Total temporarily impaired securities	$12,995	$111	$19,821	$323	$32,816	$434

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.
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
Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2009	2008	2009	2008
	(In thousands)
Service cost	$196	$205	$113	$28
Interest	308	287	233	193
Expected return on plan assets	(281)	(333)	—	—
Recognized prior service cost (benefit)	(29)	(29)	27	16
Recognized net actuarial losses	171	53	35	13

Net periodic benefit cost	$365	$183	$408	$250

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2009	2008	2009	2008
	(In thousands)
Service cost	$588	$615	$339	$84
Interest	924	861	699	580
Expected return on plan assets	(843)	(999)	—	—
Recognized prior service cost (benefit)	(87)	(87)	81	48
Recognized net actuarial losses	514	159	106	39

Net periodic benefit cost	$1,096	$549	$1,225	$751

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $1,275,000 to the Pension Plan in 2009. As of September 30, 2009, $956,000 of the contribution had been made. The Company expects to contribute an additional $319,000 by the end of the year.
Effective December 31, 2006, the Company adopted FASB Accounting Standards Codification (“ASC”) 715-30, Defined Benefit Plans-Pension (formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),”) which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit pension or postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that had not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which the Statement was initially applied were to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. During 2006, the Company recorded an additional $2,158,000 pension liability adjustment, net of tax, through stockholders’ equity, as a result of the adoption. The Company recognized $368,000, net of tax during the first nine months of 2009, as amortization of amounts previously recognized in accumulated other comprehensive income.
SFAS 158 also requires the Company to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end effective for fiscal years ending after December 15, 2008. As a result of the change in the measurement date, the Company recorded an additional $433,000 pension liability adjustment as of January 1, 2008.
Note 7. Fair Value Measurements
The Company follows FASB ASC 820-10, Fair Value Measurements and Disclosures, (formerly SFAS 157, “Fair Value Measurements,”) which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. The principles were effective for fiscal years beginning after November 15, 2007. The effective date for nonfinancial assets and nonfinancial liabilities was delayed, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These elements were adopted on January 1, 2009. ASC 820-10 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels of the hierarchy are as follows:

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
The results of the fair value hierarchy as of September 30, 2009 are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities AFS :

	Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury and Agency	$2,006	$—	$2,006	$—
U.S. Government Sponsored Enterprises	135,396	—	135,396	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	456,008	—	456,009	—
Privately Issued Residential Mortgage Backed Securities	5,348	—	5,347	—
Privately Issued Commercial Mortgage Backed Securities	718	—	718	—
Obligations Issued by States and Political Subdivisions	44,044	—	22,973	21,071

Other Debt Securities	2,518	—	2,518	—
Equity Securities	868	634	—	234

Total	$646,906	$634	$624,967	$21,305

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	9,860	—	1,356	8,504
Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relates to impaired loans recognized for the three and nine month periods ended September 30, 2009 for the estimated credit loss amounted to $716,000 and $2.7 million, respectively. There was an $8.5 million reclassification of impaired loans to Level 3 during the third quarter of 2009 due to the lack of an active real estate market for the loans in this category. The Company uses discounts to appraisals based on management’s observations of the local real estate market for loans in this category.
The changes in Level 3 securities for the nine month period ended September 30, 2009 are shown in the table below:

	(In thousands)
		Obligations
		Issued by
		States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
Balance at December 31, 2008	$—	$3,300	$170	$3,470
Purchases	—	5,838	64	5,902

Maturities	(5,000)	(3,467)	—	(8,467)
Reclassification	21,061	—	—	21,061
Change in fair value	(661)	—	—	(661)

Balance at September 30, 2009	$15,400	$5,671	$234	$21,305

The changes in Level 3 securities for the nine month period ended September 30, 2008 are shown in the table below:

		Obligations
		Issued by
		States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
		(In thousands)
Balance at December 31, 2007	$—	$—	$—	$—
Purchases	—	3,391	29	3,420
Maturities	—	(1,912)	(12)	(1,924)

Reclassification	—	753	153	906
Change in fair value	—	—	—	—

Balance at September 30, 2008	$—	$2,232	$170	$2,402

There was a $21.1 million reclassification of failed auction rate securities to Level 3 during the first quarter of 2009 due to the lack of an active market. The amortized cost of Level 3 securities was $24.2 million with an unrealized loss of $2.9 million. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
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
Securities available-for-sale totaling $21.3 million, or 1.04% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
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
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$201,649	$201,649	$156,168	$156,168
Short-term investments	69,013	69,274	43,814	43,978

Securities available-for-sale	646,906	646,906	495,585	495,585
Securities held-to-maturity	177,006	182,110	184,047	185,433
Net loans	860,823	880,439	824,946	837,064
Accrued interest receivable	6,546	6,546	6,723	6,723
Financial liabilities:
Deposits	1,532,847	1,537,996	1,265,527	1,271,404
Repurchase agreement and other borrowed funds	296,659	301,499	351,068	357,927
Subordinated debentures	36,083	38,720	36,083	41,908
Accrued interest payable	1,114	1,114	1,488	1,488
Standby letters of credit	—	75	—	117
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the type of financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no active market exists for some of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, cash flows, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered.
Note 9. Recent Accounting Developments
FASB ASC 320-10, Investments-Debt and Equity Securities (formerly FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). On April 9, 2009, the FASB issued FASB ASC 320-10 which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is more likely than not that it will have to sell the security prior to its anticipated recovery. The Company adopted FASB ASC 320-10 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.
FASB ASC 820-10, Fair Value Measurements and Disclosures-Overall (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). On April 9, 2009, FASB issued FASB ASC 820 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The FSP will be applied prospectively and retrospective application will not be permitted. The Company adopted FASB ASC 820 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.
FASB ASC 805, Business Combinations (formerly Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” ) and FASB ASC 810, Consolidation (formerly Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”). In December 2007, the FASB issued FASB ASC 805 and FASB ASC 810. These statements require significant changes in the accounting and reporting for business acquisitions and the reporting of noncontrolling interests in subsidiaries. Among many changes under FASB ASC 805, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FASB ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FASB ASC 805 applies prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for applying FASB ASC 810 is also the first annual reporting period beginning on or after December 15, 2008. Adoption of these statements will affect the Company’s accounting for any business acquisitions occurring after the effective date and the reporting of any noncontrolling interests in subsidiaries existing on or after the effective date.
FASB ASC 350 Intangibles-Goodwill and Other (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets). In April 2008, the FASB issued FASB ASC 350. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. These principles are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has determined that the impact of the adoption of FASB ASC 350 to the Company’s statement of financial position or results of operations is immaterial.
FASB ASC 260-10 Earnings per Share- Overall (formerly FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”) In June 2008, the FASB issued FASB ASC 260-10-55, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FASB ASC 260-10-55 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The guidance applies to the calculation of EPS for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FASB 260-10-55 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with these provisions. Early application is not permitted. The Company has determined that the impact of the adoption of FASB ASC 260-10-55 to the Company’s statement of financial position or results of operations is immaterial.
FASB ASC 715-20 Defined Benefit Plans-General (formerly FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”) In December 2008, the FASB issued FASB ASC 715-30-50, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FASB ASC 715-30-50 requires disclosure of additional information about investment allocation, fair values of major asset categories of assets, the development of fair value measurements, and concentrations of risk. FASB ASC 715-30-50 is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The Company will adopt the FSP upon its effective date and will report the required disclosures in our Form 10-K for the period ending December 31, 2009.
FASB ASC 825-10-50 Financial Instruments-Overall-Disclosure and FASB ASC 270-10-05 Interim Reporting-Overall- Disclosure (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”) These standards requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These standards, which becomes effective for interim reporting periods ending after June 15, 2009, allows early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt. The Company adopted these standards for the period ended June 30, 2009.
On June 30, 2009, the Company adopted FASB ASC 855 Subsequent Events (formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB ASC 855 defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through November 6, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.
FASB ASC 860 Transfers and Servicing (formerly Statement of Financial Accounting Standards No.166 , “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”). In June, 2009, the FASB issued FASB ASC 860. FASB ASC 860 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FASB ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.
FASB ASC 810 Consolidation (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”). In June, 2009, the FASB issued FASB ASC 810. FASB ASC 810 was issued to improve financial reporting by enterprises involved with variable interest entities, specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860 and (2) constituent concerns about the application of certain key provisions of FASB ASC 860, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.
ASC 105 Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). The codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all previously-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 has not had a material impact on our financial statements.

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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.1 billion as of September 30, 2009. The Company presently operates 22 banking offices in 16 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
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
During August 2009, the Company entered into a lease agreement to open a branch located at Coolidge Corner in Brookline, Massachusetts. The branch is scheduled to open during February 2010.
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
Earnings for the third quarter ended September 30, 2009 were $3,182,000, or $0.58 per share diluted, compared to net income of $2,559,000, or $0.46 per share diluted, for the third quarter ended September 30, 2008. For the first nine months of 2009, net income totaled $7,075,000, or $1.28 per share diluted, an increase of 13.5% when compared to net income of $6,235,000, or $1.12 per share diluted, for the same period a year ago.
On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment is five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Company recorded a pre-tax charge of approximately $1.0 million in the second quarter of 2009 in connection with the special assessment. Also, the FDIC assessment increased by an additional $1.4 million for the first nine months of 2009 compared to the same period last year primarily as a result of an increase in the deposit assessment rate, an increase in deposit balances and the usage of a one-time credit during 2008.
Net interest income totaled $35.4 million for the first nine months of 2009 compared to $32.8 million for 2008. The 7.9% increase in net interest income for the period is mainly due to a 21.2% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of twenty-six basis points in the net interest margin. The net interest margin decreased from 2.94% on a fully taxable equivalent basis in 2008 to 2.68% on the same basis for 2009.
Throughout 2007 and 2008, the Company had seen improvement in its net interest margin, however, the first quarter of 2009 reflects a decrease in the net interest margin with a modest increase during the second quarter and third quarter of 2009 as illustrated in the graph below:
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
The primary factor accounting for the decrease in the net interest margin for the first quarter of 2009 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. The Company is continuing to deploy these funds in higher yielding assets and the net interest margin has improved accordingly. The cost of funds has also declined from the first quarter of 2009 to the third quarter of 2009.
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
For the three months ended September 30, 2009, the loan loss provision was $1.3 million compared to a provision of $1.4 million for the same period last year for a decrease of $100,000. For the nine months ended September 30, 2009, the loan loss provision was $4.2 million compared to a provision of $3.0 million for the same period last year for an increase of $1.2 million. The increase in the provision was due to an increase in nonperforming loans as well as deterioration in the economy in Company’s market area. Nonperforming loans increased to $17.0 million at September 30, 2009 from $3.7 million on December 31, 2008.
For the third quarter of 2009, the Company’s effective income tax was 11.5% compared to 18.4% for last year’s corresponding quarter. For the first nine months of 2009, the Company’s effective income tax was 10.7% compared to 23.7% for last year’s corresponding period. The effective income tax rate decreased for both periods primarily as a result of increased levels of tax-exempt income.

Financial Condition
Loans
On September 30, 2009, total loans outstanding, net, were $875.0 million, an increase of 4.7% from the total on December 31, 2008. At September 30, 2009, commercial real estate loans accounted for 41.4% and residential real estate loans, including home equity loans, accounted for 35.4% of total loans.
Commercial and industrial loans decreased to $133.5 million at September 30, 2009 from $141.4 million on December 31, 2008. Construction loans increased to $62.4 million at September 30, 2009 from $59.5 million on December 31, 2008.
Allowance for Loan Losses
The allowance for loan loss at September 30, 2009 was $14.2 million as compared to $11.1 million at December 31, 2008. This increase was due to the provision for loan losses exceeding net loan charge offs for the nine months ended September 30, 2009 as shown in the table below. The provision for loan losses increased by $1.2 million from $3.0 million to $4.2 million; this increase in the provision was due to an increase in nonperforming loans as well as deterioration in the economy in Company’s market area. Also, the level of the allowance for loan losses to total loans increased from 1.33% at December 31, 2008 to 1.62% at September 30, 2009. This increase in the ratio is primarily a result of an increase in non-performing loans to $17.0 million from $3.7 million on December 31, 2008. The increase in nonperforming loans was primarily as a result of three loan relationships totaling $11.0 million with specific reserves of $2.0 million, one primarily commercial real estate and two construction. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:
•	Small business loans: The outstanding loan balances of small business loans is $30.8 million at September 30, 2009. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

•	Construction loans: The outstanding loan balance of construction loans at September 30, 2009 is $62.4 million. As noted above, a major factor in nonaccrual loans is two large construction loans. Based on this fact, and the general local construction conditions facing construction, the management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $413.6 million at September 30, 2009. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	(In thousands)
	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$13,364	$9,469	$11,119	$9,633
Loans charged off	(496)	(659)	(1,511)	(2,593)
Recoveries on loans previously charged-off	98	94	458	239

Net charge-offs	(398)	(565)	(1,053)	(2,354)
Provision charged to expense	1,250	1,350	4,150	2,975

Allowance for loan losses, end of period	$14,216	$10,254	$14,216	$10,254

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
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccruing loans	$17,001	$3,661
Loans past due 90 days or more and still accruing	$—	$89
Other real estate owned	$—	$—
Nonaccruing loans as a percentage of total loans	1.94%	.44%
Accruing troubled debt restructures	$511	$—
Cash and Cash Equivalents
Cash and cash equivalents remained relatively stable during the third quarter of 2009.
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
Securities Available-for-Sale (at Fair Value)

	September 30, 2009	December 31, 2008
	(In thousands)
U.S Treasury	$2,006	$2,028
U.S. Government Sponsored Enterprises	135,396	161,292
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	456,008	260,132
Privately Issued Residential Mortgage-backed Securities	5,348	5,659
Privately Issued Commercial Mortgage-backed Securities	718	3,367
Obligations issued by States and Political Subdivisions	44,044	60,259
Other Debt Securities	2,518	2,100
Equity Securities	868	748

Total Securities Available-for-Sale	$646,906	$495,585

During the first nine months of 2009 the Company capitalized on favorable market conditions and realized $1.1 million of gains on sales of investments. The sales of investments represented seven U.S. Government Sponsored Enterprise bonds totaling $36.0 million.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
Securities Held-to-Maturity (at Amortized Cost)

	September 30, 2009	December 31, 2008
	(In thousands)
U.S. Government Sponsored Enterprises	$17,600	$44,000
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	159,406	140,047

Total Securities Held-to-Maturity	$177,006	$184,047

At September 30, 2009 and December 31, 2008, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $646.9 million at September 30, 2009, an increase of 30.5% from December 31, 2008. Purchases of securities available-for-sale totaled $425.4 million for the nine months ended September 30, 2009. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.2 years. Excluding auction rate municipal obligations (“ARS”) and variable rate demand notes (“VRDN”), which have maturities of up to 30 years, but reprice frequently, the estimated average remaining life is 3.3 years.
Included in Obligations Issued by States and Political Subdivisions as of September 30, 2009, are $22.1 million of ARS’s and $14.7 million of VRDN’s with unrealized losses of $2.9 million for ARS’s. VRDN’s fair value is estimated to equal the cost. These debt securities were issued by governmental entities, but are not necessarily debt obligations of the issuing entity. Of the total of $36.8 million of ARS’s and VRDN’s, $15.0 million are obligations of governmental entities and the remainder are obligations of large non-profit entities. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARS’s and by prevailing market rates for VRDN’s. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second and third quarters of 2008 to take advantage of yields available at that time due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligors. Based on the creditworthiness of the underlying obligors, management does not believe that any of these securities are other-than-temporarily impaired. As of September 30, 2009 the weighted average taxable equivalent yield on these securities was 0.77%. At the time of purchase, these securities generally had higher yields. The overall yield has declined due to an overall decline in prevailing short-term interest rates as well as declining spreads to market rates.
In the case of a failed auction, the Company may not have access to funds as only a limited market exists for failed ARS’s. As of September 30, 2009, three of the Company’s ARS’s were purchased subsequent to their failure with a fair value of $10.7 million and an amortized cost of $13.3 million. These securities were issued by governmental entities, and are the debt of non-profit organizations which the Company believes to be creditworthy. Securities issued by governmental entities were purchased prior to their failure with a fair value of $4.8 million and amortized cost of $5.0 million. The securities purchased prior to their failure are not considered to have other than temporary impairment.
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
Securities available-for-sale totaling $21.3 million, or 1.04% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $177.0 million on September 30, 2009, a decrease of 3.8% from the total on December 31, 2008. These purchases were made to take advantage of rising rates and the somewhat steeper yield curve. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 2.6 years.
Federal Home Loan Bank of Boston Stock
The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the six months ended June 30, 2009, the FHLBB reported a net loss of $87.6 million resulting from the recognition of $197.4 million of impairment losses which were recognized through income. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of September 30, 2009. The Company will continue to monitor its investment in FHLBB stock.
Deposits and Borrowed Funds
On September 30, 2009, deposits totaled $1.53 billion, representing a 21.1% increase in total deposits from December 31, 2008. Total deposits increased primarily as a result of increases in money market accounts and savings and NOW deposits. Money market accounts and savings and NOW deposits increased mainly because the Company competed more aggressively for these types of deposits during the first nine months of the year. Borrowed funds totaled $296.7 million compared to $351.1 million at December 31, 2008. Borrowed funds decreased due to the maturity of short-term borrowings.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2009			September 30, 2008
	(In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$860,683	$13,107	5.92%	$789,715	$12,840	6.46%
Securities available-for-sale(5):
Taxable	600,929	5,336	3.55	431,141	4,762	4.42
Tax-exempt	49,087	229	1.87	81,752	1,216	5.94
Securities held-to-maturity:
Taxable	185,998	1,927	4.14	200,386	2,191	4.37
Federal funds sold	—	—	—	92,016	460	1.96
Interest-bearing deposits in other banks	211,780	505	0.93	11,400	94	3.28

Total interest-earning assets	1,908,477	21,104	4.34%	1,606,410	21,563	5.35%
Non interest-earning assets	142,214			138,324
Allowance for loan losses	(13,777)			(9,767)

Total assets	$2,036,914			$1,734,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$280,927	$549	0.78%	$218,764	$831	1.51%
Savings accounts	264,902	590	0.88	169,448	693	1.62
Money market accounts	428,292	1,266	1.17	347,543	2,061	2.36
Time deposits	316,154	2,296	2.88	265,024	2,155	3.23

Total interest-bearing deposits	1,290,275	4,701	1.45	1,000,779	5,740	2.28
Securities sold under agreements to repurchase	89,568	99	0.44	96,696	330	1.36
Other borrowed funds and subordinated debentures	221,279	2,563	4.60	223,853	2,862	5.09

Total interest-bearing liabilities	1,601,122	7,363	1.83%	1,321,328	8,932	2.69%

Non interest-bearing liabilities
Demand deposits	276,300			271,396
Other liabilities	31,156			21,020

Total liabilities	1,908,578			1,613,744

Stockholders’ equity	128,336			121,223
Total liabilities & stockholders’ equity	$2,036,914			$1,734,967

Net interest income on a fully taxable equivalent basis		13,741			12,631
Less taxable equivalent adjustment		(1,067)			(672)

Net interest income		$12,674			$11,959

Net interest spread (3)			2.51%			2.66%

Net interest margin (4)			2.81%			3.14%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2009			September 30, 2008
	(In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$846,895	$38,039	5.94%	$758,133	$37,224	6.55%
Securities available-for-sale(5):
Taxable	541,820	15,122	3.72	403,366	13,393	4.43
Tax-exempt	52,808	939	2.37	48,815	1,988	5.37
Securities held-to-maturity:
Taxable	201,484	6,330	4.19	195,115	6,190	4.23
Federal funds sold	—	—	—	128,499	2,409	2.50
Interest-bearing deposits in other banks	220,625	1,811	1.08	3,994	98	3.27

Total interest-earning assets	1,863,632	62,241	4.43%	1,537,922	61,302	5.31%
Non interest-earning assets	143,844			136,989
Allowance for loan losses	(12,843)			(9,729)

Total assets	$1,994,633			$1,665,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$257,580	$1,665	0.86%	$204,888	$2,422	1.58%
Savings accounts	239,613	2,207	1.23	162,024	2,174	1.79
Money market accounts	434,330	4,919	1.51	303,112	5,480	2.41
Time deposits	325,255	7,465	3.07	268,425	7,342	3.65

Total interest-bearing deposits	1,256,778	16,256	1.73	938,449	17,418	2.48
Securities sold under agreements to repurchase	93,935	423	0.60	95,636	1,205	1.68
Other borrowed funds and subordinated debentures	214,122	7,707	4.81	225,106	8,653	5.13

Total interest-bearing liabilities	1,564,835	24,386	2.08%	1,259,191	27,276	2.89%

Non interest-bearing liabilities
Demand deposits	274,025			263,503
Other liabilities	30,677			21,204

Total liabilities	1,869,537			1,543,898

Stockholders’ equity	125,096			121,284
Total liabilities & stockholders’ equity	$1,994,633			$1,665,182

Net interest income on a fully taxable equivalent basis		37,855			34,026
Less taxable equivalent adjustment		(2,427)			(1,179)

Net interest income		$35,428			$32,847

Net interest spread (3)			2.34%			2.42%

Net interest margin (4)			2.68%			2.94%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Compared with			Compared with
	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$1,098	$(831)	$267	$4,317	$(3,502)	$815
Securities available-for-sale
Taxable	1,630	(1,056)	574	4,097	(2,368)	1,729
Tax-exempt	(363)	(624)	(987)	147	(1,196)	(1,049)
Securities held-to-maturity
Taxable	(153)	(111)	(264)	201	(61)	140
Federal funds sold	(460)	—	(460)	(2,410)	—	(2,410)
Interest-bearing deposits in other banks	507	(96)	411	1,820	(106)	1,714

Total interest income	2,259	(2,718)	(459)	8,172	(7,233)	939

Interest expense:
Deposits:
NOW accounts	195	(477)	(282)	520	(1,277)	(757)
Savings accounts	294	(397)	(103)	844	(811)	33
Money market accounts	406	(1,201)	(795)	1,896	(2,457)	(561)
Time deposits	393	(252)	141	1,412	(1,289)	123

Total interest-bearing deposits	1,288	(2,327)	(1,039)	4,672	(5,834)	(1,162)
Securities sold under agreements to repurchase	(23)	(208)	(231)	(21)	(761)	(782)
Other borrowed funds and subordinated debentures	(32)	(267)	(299)	(410)	(536)	(946)

Total interest expense	1,233	(2,802)	(1,569)	4,241	(7,131)	(2,890)

Change in net interest income	$1,026	$84	$1,110	$3,931	$(102)	$3,829

Net Interest Income
For the three months ended September 30, 2009, net interest income on a fully taxable equivalent basis totaled $13.7 million compared to $12.6 million for the same period in 2008, an increase of $1.1 million or 8.8%. This increase in net interest income for the period is mainly due to an 18.8% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of thirty-three basis points in the net interest margin. The net interest margin decreased from 3.14% on a fully taxable equivalent basis in 2008 to 2.81% on the same basis for 2009.
For the nine months ended September 30, 2009, net interest income on a fully taxable equivalent basis totaled $37.9 million compared to $34.0 million for the same period in 2008, an increase of $3.8 million or 11.3%. This increase in net interest income for the period is mainly due to a 21.2% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of twenty-six basis points in the net interest margin. The net interest margin decreased from 2.94% on a fully taxable equivalent basis in 2008 to 2.68% on the same basis for 2009.
Provision for Loan Losses
For the three months ended September 30, 2009, the loan loss provision was $1.3 million compared to a provision of $1.4 for the same period last year for a decrease of $100,000. The provision decreased primarily as a result of increased loan loss reserve requirements associated with specific and qualitative factors as well as increased loan balances for the third quarter of 2008 compared to the same period in 2009. For the nine months ended September 30, 2009, the loan loss provision was $4.2 million compared to a provision of $3.0 million for the same period last year for an increase of $1.2 million. The increase in the provision for the year to date period was due to an increase in nonperforming loans as well as current economic conditions such as increased unemployment. The level of the allowance for loan losses to total loans increased from 1.33% at December 31, 2008 to 1.62% at September 30, 2009. This increase in the ratio is primarily a result of an increase in nonperforming loans. The increase in nonperforming loans caused an increase in specific loan loss reserves.
Non-Interest Income and Expense
Other operating income for the quarter ended September 30, 2009 was $3.4 million compared to $3.6 million for the same period last year. The changes in other operating income, which decreased by $178,000, was mainly attributable to a decrease in other income of $204,000. The decrease in other operating income consisted primarily of $252,000 decrease in the growth of cash surrender values on life insurance policies. Lockbox fees decreased as a result of decreased customer volume. Service charges on deposit accounts remained flat.
Other operating income for the nine months ended September 30, 2009 was $11.6 million compared to $10.5 million for the same period last year. The increase in other operating income was mainly attributable to an increase in net gain on sales of investments of $866,000. Also, other income increased by $317,000. This increase in other operating income consisted mainly of $252,000 increase in the growth of cash surrender values on life insurance policies. Also, lockbox fees decreased by $145,000 as a result of decreased customer volume. Service charges on deposit accounts remained relatively flat.
For the quarter ended September 30, 2009, operating expenses increased by $177,000 or 1.6% to $11.2 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $426,000 million in FDIC assessments. FDIC assessments increased as a result of an increase in the deposit assessment rate, an increase in deposit balances and usage of a one-time credit during 2008. There were also increases of $315,000 in salaries and employee benefits. Other expenses decreased by $302,000. Occupancy expenses decreased by $79,000 and equipment expense decreased by $183,000. Salaries and employee benefits increased mainly as a result of increases in pension expense. Occupancy and equipment expenses decreased mainly as a result of decreases in depreciation expense. Other expenses decreased mainly as a result of decreased OREO, contributions and marketing expenses.
For the nine month period ended September 30, 2009, operating expenses increased by $2.8 million or 8.6% to $35.0 million, from the same period last year. The increase in operating expenses for the period was mainly attributable to an increase of $2.4 million in FDIC assessments. FDIC assessments increased as a result of a special assessment of $1.0 million, an increase in the deposit assessment rate, an increase in deposit balances and usage of a one-time credit during 2008. There were also increases of $1.1 million in salaries and employee benefits. Equipment expenses decreased by $373,000. Salaries and employee benefits increased mainly as a result of increases in pension expense. Equipment expenses decreased mainly as a result of decreases in depreciation expense.
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
Income Taxes
For the third quarter of 2009, the Company’s income tax expense totaled $413,000 on pretax income of $3.6 million for an effective tax rate of 11.5%. For last year’s corresponding quarter, the Company’s income tax expense totaled $576,000 on pretax income of $3.1 million for an effective tax rate of 18.4%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the third quarter of the prior year.
For the nine month period ended September 30, 2009, the Company’s income tax expense totaled $851,000 on pretax income of $7.9 million for an effective tax rate of 10.7%. For last year’s corresponding period, the Company’s income tax expense totaled $1.9 million on pretax income of $8.2 million for an effective tax rate of 23.7%. The effective income tax rate decreased for the current period mainly as a result of an increase in tax exempt income as a percentage of pretax income compared to the same period last year.
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
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
July 1 – July 31, 2009	—	$—	—	289,193

August 1 – August 31, 2009	—	$—	—	289,193

September 1 – September 30, 2009	—	$—	—	289,193

(1)	On July 14, 2009, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3	Defaults Upon Senior Securities — None
Item 4	Submission of Matters to a vote of Security Holders — None
Item 5	Other Information — None

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
10.1 The Century Bancorp, Inc. Supplemental Executive Retirement and Insurance Plan First Amendment amended on July 14, 2009, incorporated by reference previously filed with an 8-K filed on July 16, 2009.
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

Date: November 6, 2009	Century Bancorp, Inc

/s/ Barry R. Sloane
Barry R. Sloane
Co-President and Co-Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)