Form 10-K
period 2009-12-31
CENTURY BANCORP INC
filed 2010-03-11
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2009 was $64,854,623.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2010:

Class A Common Stock, $1.00 par value 3,515,917 Shares
Class B Common Stock, $1.00 par value 2,014,380 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2009 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company, formed in 1969. The Company had total assets of approximately $2.3 billion on December 31, 2009. Currently, the Company operates 22 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, nonprofit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank supported by Linsco/Private Ledger Corp., a full service securities brokerage business.

The Company is also a provider of financial services, including cash management, transaction processing and short term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with 175 (50%) of the 351 cities and towns in Massachusetts.

On August 17, 2007, the Company sold the building which houses one of its branches located at 55 High Street, Medford, Massachusetts for $1.5 million at market terms. The Bank relocated this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This sale resulted in a pre-tax gain of $1,321,000. The branch opened on May 5, 2008.

On April 14, 2008, the Company opened a branch located on Riverside Avenue in Medford, Massachusetts. On November 17, 2008, the Company opened a branch located on Main Street in Winchester, Massachusetts. During October 2008, the Company receive regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch closed during the first quarter of 2009. Also, during the fourth quarter of 2009, the Company received regulatory approval to open a branch located at Coolidge Corner in Brookline, Massachusetts. This branch is expected to open during the second quarter of 2010.

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

Employees

As of December 31, 2009, the Company had 291 full-time and 78 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $8.8 million as of December 31, 2009. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

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

(iv) at December 31, 2009, approximately 57.3% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2009, approximately 34.9% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi) economic conditions and interest rate risk could adversely impact the fair value and the ultimate collectability of the Company’s investments. Should an investment be deemed “other than temporarily impaired”, the Company would be required to writedown the carrying value of the investment through earnings. Such writedown(s) may have a material adverse effect on the Company’s financial condition and results of operations;

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2009, our goodwill and other identifiable intangible assets were approximately $3.6 million;

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 21 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2010 to 2026. The Company believes that its banking offices are in good condition.

On April 14, 2008, the Company opened a branch located on Riverside Avenue in Medford, Massachusetts. On November 17, 2008, the Company opened a branch located on Main Street in Winchester, Massachusetts. During October 2008, the Company receive regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch closed during the first quarter of 2009. Also during the fourth quarter of 2009, the Company received regulatory approval to open a branch located at Coolidge Corner in Brookline, Massachusetts. This branch is expected to open during the second quarter of 2010.

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

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2008 is shown on page 11. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

	Issuer Purchases of Equity Securities
		Weighted	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares That May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs(1)

October 1 — October 31, 2009	—	—	—	300,000
November 1 — November 30, 2009	—	—	—	300,000
December 1 — December 31, 2009	—	—	—	300,000

(1)	On July 14, 2009, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

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

(b) Approximate number of equity security holders as of December 31, 2009:

Approximate Number
Title of Class	of Record Holders

Class A Common Stock	1,050
Class B Common Stock	100

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
2009
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

(d) The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2009:

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares		Equity Compensation
	to be Issued	Weighted-Average	Plans (Excluding
	Upon Exercise of	Exercise Price of	Shares Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	68,637	$26.09	202,909
Equity compensation plans not approved by security holders	—	—	—

Total	68,637	$26.09	202,909

(e) The performance graph information required herein is shown on page 10.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 11 and 12.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 13 through 35.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 30 through 31.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 36 through 75.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officers and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no significant changes in its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting. Management’s report on internal control over financial reporting is shown on page 78. The audit report of the registered public accounting firm is shown on page 77.

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2009	2008	2007	2006	2005
	(Dollars in thousands, except share data)

FOR THE YEAR
Interest income	$79,600	$80,693	$83,008	$80,707	$72,811
Interest expense	31,723	35,914	43,805	43,944	32,820

Net interest income	47,877	44,779	39,203	36,763	39,991
Provision for loan losses	6,625	4,425	1,500	825	600

Net interest income after provision for loan losses	41,252	40,354	37,703	35,938	39,391
Other operating income	16,470	13,975	13,948	11,365	10,973
Operating expenses	46,379	43,028	40,255	40,196	40,318

Income before income taxes	11,343	11,301	11,396	7,107	10,046
Provision for income taxes	1,183	2,255	3,532	2,419	3,166

Net income	$10,160	$9,046	$7,864	$4,688	$6,880

Average shares outstanding, basic	5,532,249	5,541,983	5,542,461	5,540,966	5,535,202
Average shares outstanding, diluted	5,534,340	5,543,702	5,546,707	5,550,722	5,553,009
Shares outstanding at year-end	5,530,297	5,538,407	5,543,804	5,541,188	5,535,422
Earnings per share:
Basic	$1.84	$1.63	$1.42	$0.85	$1.24
Diluted	$1.84	$1.63	$1.42	$0.84	$1.24
Dividend payout ratio	21.4%	24.0%	27.6%	46.2%	31.3%
AT YEAR-END
Assets	$2,254,035	$1,801,566	$1,680,281	$1,644,290	$1,728,769
Loans	877,125	836,065	726,251	736,773	689,645
Deposits	1,701,987	1,265,527	1,130,061	1,268,965	1,217,040
Stockholders’ equity	132,730	120,503	118,806	106,818	103,201
Book value per share	$24.00	$21.76	$21.43	$19.28	$18.64
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.50%	0.54%	0.49%	0.28%	0.41%
Return on average stockholders’ equity	7.98%	7.43%	7.05%	4.45%	6.57%
Net interest margin, taxable equivalent	2.69%	3.00%	2.65%	2.40%	2.58%
Net charge-offs as a percent of average loans	0.63%	0.38%	0.22%	0.06%	0.04%
Average stockholders’ equity to average assets	6.26%	7.23%	6.97%	6.39%	6.31%
Efficiency ratio	68.5%	70.6%	77.5%	83.5%	79.1%

	2009, Quarter Ended
Per Share Data	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$25.00	$24.99	$18.99	$17.75
Low	18.53	17.60	13.00	9.46
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

	2008, Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$18.00	$20.51	$21.62	$22.48
Low	11.50	12.76	17.00	18.25
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Common Stock from December 31, 2004 to December 31, 2009 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the table below represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year
Cumulative Total Return*

Value of $100 Invested on December 31, 2004 at:	2005	2006	2007	2008	2009
Century Bancorp, Inc.	$100.83	$95.75	$72.26	$58.04	$83.35
NASDAQ U.S.	102.13	112.19	121.68	58.64	84.28
NASDAQ Banks	97.69	109.64	86.90	63.36	53.09

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

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

RECENT MARKET DEVELOPMENTS

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity. Dramatic declines in the housing market during the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, there have been several announcements of federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $750 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company does not expect to participate in the sale of any of our assets into these programs. EESA, as amended, also increases the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2013.

On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Assets Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury made $250 billion of capital available (from the $750 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the U.S. Treasury’s standards for executive compensation, dividend restrictions and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine large financial institutions had already agreed to participate in the TARP Capital Purchase Program. Subsequently, a number of smaller institutions had participated in the TARP Capital Purchase Program. On December 18, 2008, the Company announced in a press release, it had received preliminary approval from the U.S. Treasury to participate in the TARP Capital Purchase Program, in an amount up to $30 million in the form of

Century Bancorp, Inc. preferred stock and warrants to purchase Class A common stock. In light of uncertainty surrounding additional restrictions that may be imposed on participants under pending legislation, the Company, on January 14, 2009, informed the U.S. Treasury that it would not be closing on the transaction on January 16, 2009, as originally scheduled. The Company subsequently withdrew its application.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $8.8 million as of December 31, 2009. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2009, the Company had total assets of $2.3 billion. Currently, the Company operates 22 banking offices in 17 cities and towns in Massachusetts, ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, nonprofit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, and consumer loans and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and it actively promotes the marketing of these services to the municipal market. Also, the Company provides full-service securities brokerage services through a program called Investment Services at Century Bank, which is supported by Linsco/Private Ledger Corp., a full-service securities brokerage business.

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with 175 (50%) of the 351 cities and towns in Massachusetts.

The Company had net income of $10,160,000 for the year ended December 31, 2009, compared with net income of $9,046,000 for the year ended December 31, 2008 and net income of $7,864,000 for the year ended December 31, 2007. Diluted earnings per share were $1.84 in 2009, compared to $1.63 in 2008 and $1.42 in 2007. Included in income for 2007 is a $1,321,000 pre-tax gain on the sale of the building that houses the Company’s Medford Square branch.

Throughout 2008, the Company had seen improvement in its net interest margin; however, the first quarter of 2009 reflects a decrease in the net interest margin with a modest increase during the second and third quarters of 2009 followed by a decrease during the fourth quarter of 2009 as illustrated in the graph below:

The primary factors accounting for the increase in net interest margin during 2008 are:

•	a continuing decline in the cost of funds as a result of increased pricing discipline related to deposits

•	an increase in average loans outstanding during 2008

•	the maturity of lower-yielding investment securities

•	an increase in the slope of the yield curve

•	an increase in investment yields due, in part, to taking advantage of elevated yields in the municipal auction rate securities market, particularly in the third quarter of 2008

The primary factors accounting for the general decrease in the net interest margin during 2009 were a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as prepayments of loans and changes in market interest rates, will continue to positively impact the net interest margin.

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat.

During 2009, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. During 2009 and 2008, the U.S. economy experienced a lower rate environment along with a steepening of the yield curve, which means that the spread between the long-term and short-term yields has increased. The lower short-term rates negatively impacted the net interest margin for 2009 as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits. The steeper yield curve positively impacted the net interest margin for 2008. During 2007, rates fell and the yield curve steepened somewhat, positively impacting the net interest margin.

Total assets were $2,254,035,000 at December 31, 2009, an increase of 25.1% from total assets of $1,801,566,000 on December 31, 2008.

On December 31, 2009, stockholders’ equity totaled $132,730,000, compared with $120,503,000 on December 31, 2008. Book value per share increased to $24.00 at December 31, 2009 from $21.76 on December 31, 2008.

On August 17, 2007, the Company sold the building that houses one of its branches located at 55 High Street, Medford, Massachusetts, for $1.5 million at market terms. The Bank relocated this branch to 1 Salem Street (formerly 3 Salem Street), Medford, Massachusetts. This sale resulted in a pre-tax gain of $1,321,000. The branch opened on May 5, 2008.

On April 14, 2008, the Company opened a branch located on Riverside Avenue in Medford, Massachusetts. On November 17, 2008, the Company opened a branch located on Main Street in Winchester, Massachusetts. During October 2008, the Company received regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch closed during the first quarter of 2009. Also, during the fourth quarter of 2009, the Company received regulatory approval to open a branch located at Coolidge Corner in Brookline, Massachusetts. This branch is expected to open during the second quarter of 2010.

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

Management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a) market risk factors, such as the effects of economic variability on the entire portfolio and (b) unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Company’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentrations and geographic concentrations or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out of its portfolio.

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Impaired Investment Securities

If a decline in fair value below the amortized cost basis of an investment security is judged to be “other-than-temporary,” the cost basis of the investment is written down to fair value. The amount of the writedown is included as a charge to earnings. The amount of the impairment charge is recognized in earnings with an offset for the noncredit component which is recognized through other comprehensive income. Some factors considered for other-than-temporary impairment related to a debt security include an analysis of yield which results in a decrease in expected cash flows, whether an unrealized loss is issuer specific, whether the issuer has defaulted on scheduled interest and principal payments, whether the issuer’s current financial condition hinders its ability to make future scheduled interest and principal payments on a timely basis or whether there was a downgrade in ratings by rating agencies.

The Company does not intend to sell any of its debt securities with an unrealized loss, and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, which may be maturity.

FINANCIAL CONDITION

Investment Securities

The Company’s securities portfolio consists of securities available-for-sale (“AFS”) and securities held-to-maturity.

Securities available-for-sale consist of certain U.S. Treasury and U.S. Government Sponsored Enterprise mortgage-backed securities; state, county and municipal securities; privately issued mortgage-backed securities; foreign debt securities; and other marketable equities.

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2009 totaled $647,796,000 and included gross unrealized gains of $9,442,000 and gross unrealized losses of $2,656,000. A year earlier, securities available-for-sale were $495,585,000 including gross unrealized gains of $4,783,000 and unrealized losses of $5,244,000. In 2009, the Company recognized gains of $2,734,000 on the sale of available-for-sale securities. In 2008, the Company recognized gross gains of $251,000 and gross losses of $2,000 on the sale of available-for-sale securities. The Company also recognized $76,000 in realized losses in 2008 on the writedown of two stocks.

Securities which management intends to hold until maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2009 are carried at their amortized cost of $217,643,000 and exclude gross unrealized gains of $4,526,000 and gross unrealized losses of $756,000. A year earlier, securities held-to-maturity totaled $184,047,000 excluding gross unrealized gains of $1,820,000 and gross unrealized losses of $434,000.

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2009		2008		2007
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury	$2,003	0.3%	$2,028	0.4%	$2,036	0.5%
U.S. Government Sponsored Enterprises	192,364	29.7%	161,292	32.5%	218,729	56.4%
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	418,512	64.6%	260,132	52.5%	145,638	37.5%
Privately Issued Residential Mortgage-Backed Securities	4,910	0.8%	5,659	1.1%	10,161	2.6%
Privately Issued Commercial Mortgage-Backed Securities	544	0.1%	3,367	0.7%	6,363	1.6%
Obligations Issued by States and Political Subdivisions	26,289	4.1%	60,259	12.2%	1,678	0.4%
Other Debt Securities	2,259	0.3%	2,100	0.4%	2,090	0.6%
Equity Securities	915	0.1%	748	0.2%	1,409	0.4%

Total	$647,796	100.0%	$495,585	100.0%	$388,104	100.0%

Included in Obligations Issued by States and Political Subdivisions as of December 31, 2009, are $11,635,000 of auction rate municipal obligations (“ARSs”) and $5,000,000 of variable rate demand notes (“VRDNs”) with unrealized losses of $468,000 for ARSs. VRDNs’ fair value equals the carrying value. These debt securities were issued by governmental entities but are not necessarily debt obligations of the issuing entity. Of the total of $16,635,000 of ARSs and VRDNs, $5,000,000 are obligations of governmental entities and the remainder are obligations of large nonprofit entities. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARSs and by prevailing market rates for VRDNs. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second and third quarters of 2008 to take advantage of yields available due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligor.

In the case of a failed auction, the Company may not have access to funds as only a limited market exists for failed ARSs. As of December 31, 2009, two of the Company’s ARSs were purchased subsequent to their failure with a fair value of $7,820,000 and an amortized cost of $8,288,000.

As of December 31, 2009, the weighted average taxable equivalent yield on these securities was 0.52%.

The majority of the Company’s securities AFS are classified as Level 2, as defined in footnote 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for available-for-sale securities is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Securities available-for-sale totaling $13,677,000, or 0.61% of assets, are classified as Level 3, as defined in footnote 1 of the “Notes to Consolidated Financial Statements.” These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2009		2008		2007
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$69,555	32.0%	$44,000	23.9%	$94,987	51.7%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	148,088	68.0%	140,047	76.1%	88,723	48.3%

Total	$217,643	100.0%	$184,047	100.0%	$183,710	100.0%

For all years presented, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2009. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted	Over		Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average	Ten	% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Years	Total	Yield
	(Dollars in thousands)

U.S. Treasury	$—	0.0%	0.00%	$2,003	0.3%	0.95%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	115,098	17.8%	1.89%	77,266	11.9%	2.89%	—	0.0%	0.00%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	23,762	3.7%	4.00%	348,048	53.7%	3.86%	36,268	5.6%	4.05%	10,434	1.6%	3.62%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	4,910	0.8%	3.08%	—	0.0%	0.00%	—	0.0%	0.00%
Privately Issued Commercial Mortgage-Backed Securities	—	0.0%	0.00%	544	0.1%	3.90%	—	0.0%	0.00%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	6,355	1.0%	1.49%	3,299	0.5%	3.22%	5,000	0.8%	0.35%	11,635	1.8%	0.45%
Other Debt Securities	100	0.0%	2.19%	700	0.1%	3.19%	—	0.0%	0.00%	—	0.0%	0.00%
Equity Securities	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%

Total	$30,217	4.7%	3.47%	$474,602	73.3%	3.35%	$118,534	18.3%	3.14%	$22,069	3.4%	1.95%

			Weighted			Weighted
	Non-	% of	Average		% of	Average
	Maturing	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury	$—	0.0%	0.00%	$2,003	0.3%	0.95%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	192,364	29.7%	2.29%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	418,512	64.6%	3.88%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	4,910	0.8%	3.08%
Privately Issued Commercial Mortgage-Backed Securities	—	0.0%	0.00%	544	0.1%	3.90%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	26,289	4.1%	0.98%
Other Debt Securities	1,459	0.2%	5.00%	2,259	0.3%	4.40%
Equity Securities	915	0.1%	2.73%	915	0.1%	2.73%

Total	$2,374	0.3%	4.12%	$647,796	100.0%	3.28%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted			Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$—	0.0%	0.00%	$20,572	9.5%	2.74%	$48,983	22.5%	2.49%	$69,555	32.0%	2.57%
U.S. Government Sponsored Enterprise Mortgage- Backed Securities	4,693	2.2%	3.98%	142,949	65.6%	4.46%	446	0.2%	2.31%	148,088	68.0%	4.44%

Total	$4,693	2.2%	3.98%	$163,521	75.1%	4.24%	$49,429	22.7%	2.49%	$217,643	100.0%	3.84%

At December 31, 2009 and 2008, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. Additionally, in 2009, there were sales totaling $16,185,000 in gross proceeds in state, county or municipal securities resulting in gross gains of $0 and gross losses of $0. In 2009, sales of securities totaling $94,142,000 in gross proceeds resulted in a net realized gain of $2,734,000. In 2008, there were sales totaling $123,704,000 in gross proceeds in state, county or municipal securities resulting in gross gains of $46,000 and gross losses of $0. In 2008, sales of securities totaling $238,894,000 in gross proceeds resulted in a net realized gain of $249,000. The book value of two equity securities was written down $76,000 during 2008.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
December 31,	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Construction and land development	$60,349	6.9%	$59,511	7.1%	$62,412	8.6%	$49,709	6.7%	$58,846	8.5%
Commercial and industrial	141,061	16.1%	141,373	16.9%	117,332	16.2%	117,497	15.9%	94,139	13.7%
Commercial real estate	361,823	41.2%	332,325	39.8%	299,920	41.3%	327,040	44.4%	302,279	43.8%
Residential real estate	188,096	21.4%	194,644	23.3%	168,204	23.2%	167,946	22.8%	146,355	21.2%
Consumer	7,105	0.8%	8,246	1.0%	8,359	1.1%	7,104	1.0%	8,318	1.2%
Home equity	118,076	13.5%	98,954	11.8%	68,585	9.4%	66,157	9.0%	78,369	11.4%
Overdrafts	615	0.1%	1,012	0.1%	1,439	0.2%	1,320	0.2%	1,339	0.2%

Total	$877,125	100.0%	$836,065	100.0%	$726,251	100.0%	$736,773	100.0%	$689,645	100.0%

At December 31, 2009, 2008, 2007, 2006 and 2005, loans were carried net of discounts of $645,000, $692,000, $3,000, $3,000 and $4,000, respectively. Net deferred loan fees of $71,000, $81,000, $38,000, $183,000 and $482,000 were carried in 2009, 2008, 2007, 2006 and 2005, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2009. The table excludes loans secured by 1-4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2009

	One Year	One to Five	Over
	or Less	Years	Five Years	Total
	(Dollars in thousands)

Construction and land development	$10,435	$12,868	$37,046	$60,349
Commercial and industrial	60,578	40,150	40,333	141,061
Commercial real estate	24,551	138,595	198,677	361,823

Total	$95,564	$191,613	$276,056	$563,233

The following table indicates the rate variability of the above loans due after one year.

	One to Five	Over
December 31, 2009	Years	Five Years	Total
	(Dollars in thousands)

Predetermined interest rates	$100,346	$46,760	$147,106
Floating or adjustable interest rates	91,267	229,296	320,563

Total	$191,613	$276,056	$467,669

The Company’s commercial and industrial (“C&I”) loan customers represent various small and middle-market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Eastern Massachusetts and Southern New Hampshire. Also included are loans to educational institutions, hospitals and other non-profit organizations. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three and ten years. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized nonresidential-type owner-occupied properties. This complements our C&I emphasis placed on the operating business entities and will continue. The regional economic environment affects the risk of both nonresidential and residential mortgages.

Residential real estate (1-4 family) includes two categories of loans. Included in residential real estate are approximately $6,860,000 of C&I type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2009, the Company was obligated to advance a total of $22,699,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2009	2008	2007	2006	2005
	(Dollars in thousands)

Total nonperforming loans/loans on nonaccrual	$12,311	$3,661	$1,312	$135	$949
Other real estate owned	—	—	452	—	—

Total nonperforming assets	$12,311	$3,661	$1,764	$135	$949

Troubled debt restructured loans	$521	$—	$—	$—	$—
Loans past due 90 and still accruing	—	89	122	789	—
Nonperforming loans as a percent of gross loans	1.40%	0.44%	0.18%	0.02%	0.14%

Nonperforming assets as a percent of total assets	0.55%	0.20%	0.10%	0.01%	0.05%

The composition of impaired loans at December 31, is as follows:

	2009	2008	2007	2006	2005

Residential real estate, multi-family	$—	$194	$—	$—	$—
Commercial real estate	4,260	1,175	—	—	—
Construction and land development	4,900	—	—	—	675
Commercial and industrial	1,356	1,329	196	16	211

Total impaired loans	$10,516	$2,698	$196	$16	$886

At December 31, 2009, 2008 and 2007, impaired loans had specific reserves of $745,000, $600,000 and $75,000, respectively. There were no impaired loans with specific reserves at December 31, 2005 and December 31, 2006.

The Company was servicing mortgage loans sold to others without recourse of approximately $1,127,000, $768,000, $559,000, $798,000 and $1,078,000 at December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Additionally, the Company services mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $47,000, $56,000, $65,000, $72,000 and $80,000 at December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

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

Loans are placed on nonaccrual status when any payment of principal and/or interest is 90 days or more past due, unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. The Company monitors closely the performance of its loan portfolio. In addition to internal loan review, the Company has contracted with an independent organization to review the Company’s commercial and commercial real estate loan portfolios. This independent review was performed in each of the past five years. The status of delinquent loans, as well as situations identified as potential problems, is reviewed on a regular basis by senior management and monthly by the Board of Directors of the Bank.

Nonaccrual loans increased from 2008 to 2009 primarily as a result of three loan relationships, one primarily commercial real estate and two construction totaling $7,379,000. Nonaccrual loans increased from 2007 to 2008 primarily as a result of eight consumer mortgages totaling $1,649,000. Nonaccrual loans increased from 2006 to 2007 primarily as a result of three consumer mortgages totaling $938,000. The relatively low level of nonperforming assets of $135,000 in 2006 and $949,000 in 2005 resulted from fewer additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets, including payments on nonperforming loans.

The Company continues to monitor closely $35,229,000 and $21,807,000 at December 31, 2009 and 2008, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans is secured by real estate and is considered to have adequate collateral value to cover the loan balances at December 31, 2009, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2009	2008	2007	2006	2005
	(Dollars in thousands)

Year-end loans outstanding (net of unearned discount and deferred loan fees)	$877,125	$836,065	$726,251	$736,773	$689,645

Average loans outstanding (net of unearned discount and deferred loan fees)	$853,422	$775,337	$725,903	$723,825	$641,103

Balance of allowance for loan losses at the beginning of year	$11,119	$9,633	$9,713	$9,340	$9,001

Loans charged-off:
Commercial	1,498	2,869	1,828	386	366
Construction	3,639	15	—	—	—
Residential real estate	490	—	—	—	—
Consumer	443	489	311	322	324

Total loans charged-off	6,070	3,373	2,139	708	690

Recovery of loans previously charged-off:
Commercial	352	159	268	96	75
Construction	25	—	—	—	—
Real estate	4	5	149	49	235
Consumer	318	270	142	111	119

Total recoveries of loans previously charged-off:	699	434	559	256	429

Net loan charge-offs	5,371	2,939	1,580	452	261
Additions to allowance charged to operating expense	6,625	4,425	1,500	825	600

Balance at end of year	$12,373	$11,119	$9,633	$9,713	$9,340

Ratio of net charge-offs during the year to average loans outstanding	0.63%	0.38%	0.22%	0.06%	0.04%

Ratio of allowance for loan losses to loans outstanding	1.41%	1.33%	1.33%	1.32%	1.35%

These provisions are the result of management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs increased during 2007 through 2009 due to an increase in commercial loan charge-offs and construction loan charge-offs for 2009 as a result of the weakening of the overall economy and real estate market.

In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

Small business loans — The outstanding loan balances of small business loans is $50,414,000 at December 31, 2009. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

Construction loans — The outstanding loan balance of construction loans at December 31, 2009 is $60,349,000. As noted above, a major factor in nonaccrual loans is two large construction loans. Based on this fact, and the general local construction conditions facing construction, the management closely monitors all construction loans and considers this type of loan to be higher risk.

Higher balance loans — Loans greater than $1.0 million are considered “high balance loans.” The balance of these loans is $421,371,000 at December 31, 2009. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans.

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

	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Construction and land development	$370	6.9%	$679	7.1%	$592	8.6%	$849	6.7%	$1,014	8.5%
Commercial and industrial	5,070	16.1	5,148	16.9	4,714	16.2	1,916	15.9	1,575	13.7
Commercial real estate	3,042	41.2	2,632	39.8	2,584	41.3	4,502	44.4	4,131	43.8
Residential real estate	1,329	21.4	782	23.3	647	23.2	512	22.8	778	21.2
Consumer and other	1,787	0.9	344	1.1	407	1.3	135	1.2	148	1.4
Home equity	775	13.5	1,534	11.8	689	9.4	219	9.0	625	11.4
Unallocated	—		—		—		1,580		1,069

Total	$12,373	100.0%	$11,119	100.0%	$9,633	100.0%	$9,713	100.0%	$9,340	100.0%

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$277,300	17.8%	$267,966	22.0%	$278,402	23.1%
Savings and Interest Checking	528,973	34.0%	369,687	30.3%	314,961	26.1%
Money Market	432,159	27.8%	308,432	25.3%	277,482	23.0%
Time Certificates of Deposit	318,413	20.4%	273,925	22.4%	335,972	27.8%

Total	$1,556,845	100.0%	$1,220,010	100.0%	$1,206,817	100.0%

Time Deposits of $100,000 or more as of December 31 are as follows:

2009
(Dollars in thousands)

Three months or less	$33,331
Three months through six months	34,495
Six months through twelve months	33,687
Over twelve months	50,167

$151,680

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $232,500,000, a decrease of $4,500,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2009 was approximately $136,476,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, their interest rates and other information.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $118,745,000, an increase of $6,235,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including their interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 9.6% in 2009 to $51,215,000, compared with $46,750,000 in 2008. The increase in net interest income for 2009 was mainly due to a 22.3% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was partially offset by a decrease of thirty-one basis points in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.69% in 2009 from 3.00% in 2008 and increased from 2.65% in 2007.

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

		2009			2008			2007
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
Year Ended December 31,	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans(2)	$853,422	$51,174	6.00%	$775,337	$50,199	6.47%	$725,903	$52,902	7.29%
Securities available-for-sale:(3)
Taxable	562,899	20,439	3.63	411,938	18,183	4.41	372,878	14,466	3.88
Tax-exempt	48,347	1,061	2.19	61,406	3,204	5.24	330	17	5.21
Securities held-to-maturity:
Taxable	193,520	8,093	4.18	193,584	8,265	4.27	248,338	9,065	3.65
Federal funds sold	—	—	—	99,784	2,442	2.45	131,737	6,661	5.06
Interest-bearing deposits in other banks	245,002	2,171	0.87	14,478	371	2.56	163	7	4.29

Total interest-earning assets	1,903,190	82,938	4.36%	1,556,527	82,664	5.31%	1,479,349	83,118	5.62%
Noninterest-earning assets	143,984			136,830			130,652
Allowance for loan losses	(13,331)			(9,997)			(9,719)

Total assets	$2,033,843			$1,683,360			$1,600,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$279,213	$2,396	0.86%	$203,678	$3,076	1.51%	$202,761	$4,235	2.09%
Savings accounts	249,761	2,862	1.15	166,009	2,929	1.76	112,200	2,477	2.21
Money market accounts	432,159	6,100	1.41	308,432	7,260	2.35	277,482	8,901	3.21
Time deposits	318,412	9,438	2.96	273,925	9,744	3.56	335,972	15,640	4.66

Total interest-bearing deposits	1,279,545	20,796	1.63	952,044	23,009	2.42	928,415	31,253	3.37
Securities sold under agreements to repurchase	98,635	576	0.58	94,526	1,393	1.47	89,815	3,193	3.56
Other borrowed funds and subordinated debentures	219,713	10,351	4.71	225,743	11,512	5.10	168,535	9,359	5.55

Total interest-bearing liabilities	1,597,893	31,723	1.99%	1,272,313	35,914	2.82%	1,186,765	43,805	3.69%
Noninterest-bearing liabilities
Demand deposits	277,300			267,966			278,402
Other liabilities	31,289			21,363			23,565

Total liabilities	1,906,482			1,561,642			1,488,732

Stockholders’ equity	127,361			121,718			111,550
Total liabilities and stockholders’ equity	$2,033,843			$1,683,360			$1,600,282

Net interest income on a fully taxable equivalent basis		$51,215			$46,750			$39,313

Less taxable equivalent adjustment		(3,338)			(1,971)			(110)

Net interest income		$47,877			$44,779			$39,203

Net interest spread			2.37%			2.49%			1.93%

Net interest margin			2.69%			3.00%			2.65%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	At amortized cost.

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

	2009 Compared with 2008			2008 Compared with 2007
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest income:
Loans	$5,110	$(4,135)	$975	$3,450	$(6,153)	$(2,703)
Securities available-for-sale:
Taxable	5,867	(3,611)	2,256	1,606	2,111	3,717
Tax-exempt	(574)	(1,569)	(2,143)	3,187	—	3,187
Securities held-to-maturity:
Taxable	(3)	(169)	(172)	(2,190)	1,390	(800)
Federal funds sold	(2,442)	—	(2,442)	(1,349)	(2,870)	(4,219)
Interest-bearing deposits in other banks	2,198	(398)	1,800	368	(4)	364

Total interest income	10,156	(9,882)	274	5,072	(5,526)	(454)

Interest expense:
Deposits:
NOW accounts	913	(1,593)	(680)	19	(1,178)	(1,159)
Savings accounts	1,172	(1,239)	(67)	1,020	(568)	452
Money market accounts	2,329	(3,489)	(1,160)	915	(2,556)	(1,641)
Time deposits	1,452	(1,758)	(306)	(2,589)	(3,307)	(5,896)

Total interest-bearing deposits	5,866	(8,079)	(2,213)	(635)	(7,609)	(8,244)
Securities sold under agreements to repurchase	58	(875)	(817)	159	(1,959)	(1,800)
Other borrowed funds and subordinated debentures	(301)	(860)	(1,161)	2,968	(815)	2,153

Total interest expense	5,623	(9,814)	(4,191)	2,492	(10,383)	(7,891)

Change in net interest income	$4,533	$(68)	$4,465	$2,580	$4,857	$7,437

Average earning assets were $1,903,190,000 in 2009, an increase of $346,663,000 or 22.3% from the average in 2008, which was 5.2% higher than the average in 2007. Total average securities, including securities available-for-sale and securities held-to-maturity, were $804,766,000, an increase of 20.7% from the average in 2008. The increase in securities volume was mainly attributable to an increase in taxable securities. An increase in securities balances offset by lower securities returns resulted in lower securities income, which decreased 0.2% to $29,593,000 on a fully tax equivalent basis. Total average loans increased 10.1% to $853,422,000 after increasing $49,434,000 in 2008. The primary reason for the increase in loans was due in large part to an increase in tax-exempt commercial real estate lending as well as residential first and second mortgage lending. The increase in loan volume partially offset by decreases in loan rates resulted in higher loan income, which increased by 1.9% or $975,000 to $51,174,000. Total loan income was $52,902,000 in 2007.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits showed an increase of 27.6% or $336,835,000 in 2009 after increasing by 1.1% or $13,193,000 in 2008. Deposits increased in 2009, primarily as a result of increases in savings, money market, NOW and time deposit accounts. Deposits increased in 2008 primarily as a result of increases in savings and money market accounts, which increased by 21.8% or $84,759,000, somewhat offset by decreases in time deposits, which decreased by 18.5% or $62,047,000.

Borrowed funds and subordinated debentures decreased by 0.6% in 2009 following an increase of 24.0% in 2008. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB decreased by approximately $6,030,000, and average retail repurchase agreements increased by $4,109,000 in 2009. Interest expense totaled $31,723,000 in 2009, a decrease of $4,191,000 or 11.7% from 2008 when interest expense decreased 18.0% from 2007. The decrease in interest expense is primarily due to market decreases in deposit rates and continued deposit pricing discipline.

Provision for Loan Losses

The provision for loan losses was $6,625,000 in 2009, compared with $4,425,000 in 2008 and $1,500,000 in 2007. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision increased during 2009 and 2008 primarily as a result of growth in the loan portfolio, nonperforming loans and an increase in net charge-offs during the year as well as management’s quantitative analysis of the loan portfolio.

The allowance for loan losses was $12,373,000 at December 31, 2009, compared with $11,119,000 at December 31, 2008. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.41% in 2009 and 1.33% in 2008. This ratio increased as a result of management’s evaluation of the loan portfolio.

Nonperforming loans, which include all nonaccruing loans, totaled $12,311,000 on December 31, 2009, compared with $3,661,000 on December 31, 2008. Nonperforming loans increased primarily as a result of three loan relationships: one primarily commercial real estate, and two construction totaling $7,379,000. During 2009, charge-offs totaling $3,604,000 were taken on the two construction loans.

Other Operating Income

During 2009, the Company continued to experience positive results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage offered through Linsco/Private Ledger Corp. (“LPL”), an unaffiliated registered securities broker-dealer and investment advisor.

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

Total other operating income in 2009 was $16,470,000, an increase of $2,495,000 or 17.9% compared to 2008. This increase followed an increase of $27,000 or 0.2% in 2008, compared to 2007. Included in other operating income are net gains on sales of securities of $2,734,000, $249,000 and $153,000 in 2009, 2008 and 2007, respectively. Included in 2007 is the $1,321,000 pre-tax gain on the sale of the building that houses the Company’s Medford Square branch. Service charge income, which continues to be a major area of other operating income, totaling $8,003,000 in 2009, decreased $187,000 compared to 2008. This followed an increase of $611,000 compared to 2007. Service charges on deposit accounts decreased during 2009 mainly because of decreases in overdraft fees. The decrease in overdraft fees was mainly attributable to a reduction in the number of overdraft lines. Service charges on deposit accounts increased during 2008 mainly because of increases in fees. Lockbox revenues totaled $2,814,000, down $139,000 in 2009 following a decrease of $3,000 in 2008. Other income totaled $2,709,000, up $230,000 in 2009 following an increase of $792,000 in 2008. The increase in 2009 was mainly attributable to an increase of $263,000 in the growth of cash surrender values on life insurance policies, which was attributable to higher returns on life insurance policies. The increase in 2008 was mainly attributable to an increase of $420,000 in the growth of cash surrender values on life insurance policies, which was attributable to higher returns on life insurance policies, an increase of $143,000 in foreign ATM surcharges and an increase of $138,000 in royalty payments on the merchant and credit card customer base. Foreign ATM surcharges increased because of an increase in rates charged and the addition of ATMs.

Operating Expenses

Total operating expenses were $46,379,000 in 2009, compared to $43,028,000 in 2008 and $40,255,000 in 2007.

Salaries and employee benefits expenses increased by $1,304,000 or 5.1% in 2009, after increasing by 4.4% in 2008. The increase in 2009 was mainly attributable to increases in pension expense and health insurance costs. The increase in 2008 was mainly attributable to an increase in staff levels, merit increases in salaries and increases in health insurance costs.

Occupancy expense decreased by $142,000 or 3.3% in 2009, following an increase of $394,000 or 10.2% in 2008. The decrease in 2009 was primarily attributable to a decrease in depreciation offset, somewhat, by an increase in rent expense associated with full year costs of branch expansion as well as general rent escalations. The increase in 2008 was primarily attributable to an increase in rent expense associated with general rent escalations as well as retail branch expansion, depreciation and real estate taxes.

Equipment expense decreased by $502,000 or 17.5% in 2009, following a decrease of $83,000 or 2.8% in 2008. The decrease in 2009 and 2008 was primarily attributable to a decrease in depreciation expense. Other operating expenses decreased by $32,000 in 2009, which followed a $925,000 increase in 2008. The decrease in 2009 was primarily attributable to a decrease in personnel recruitment expense and other real estate owned expense, offset, somewhat by an increase in legal expense. The increase in 2008 was primarily attributable to an increase in legal expense, consulting expense and contributions to charitable organizations.

FDIC assessments increased by $2,723,000, mainly because of an increase in the assessment rate, a special assessment and an increase in the deposit base. The FDIC assessment rate was raised beginning on January 1, 2009 and contributed approximately $1,000,000 to the increase in assessments. On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment was five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Company recorded a pre-tax charge of approximately $1,000,000 in the second quarter of 2009 in connection with the special assessment. The remainder of the increase was associated with an increase in the deposit base and from participation in the TAGP. Participation in the TAGP is discussed in the “Recent Market Developments” section.

Provision for Income Taxes

Income tax expense was $1,183,000 in 2009, $2,255,000 in 2008 and $3,532,000 in 2007. The effective tax rate was 10.4% in 2009, 20.0% in 2008 and 31.0% in 2007. The decreases in the effective tax rate for 2009 and 2008 were mainly attributable to an increase in tax-exempt interest income as a percentage of taxable income. The federal tax rate was 34% in 2009, 2008 and 2007.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rates on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on or after January 1, 2010 to 9.5% for tax years beginning on or after January 1, 2011 and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company has analyzed the impact of this law and as a result of revaluing its net deferred tax assets; we calculated the impact to be additional tax expense of approximately $80,000 that was recognized during 2008.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income(1)

+300	(7.7)%
+200	(5.5)%
+100	(3.1)%
−100	3.9%
−200	6.5%
−300	0.5%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $417,160,000 on December 31, 2009, compared with $199,982,000 on December 31, 2008. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $132,730,000 at December 31, 2009, compared with $120,503,000 at December 31, 2008. The increase in 2009 was primarily the result of earnings and a decrease in accumulated other comprehensive loss, net of taxes, offset by dividends paid. The decrease in accumulated other comprehensive loss was mainly attributable to an increase of $4,421,000 in the net unrealized gains on the Company’s available-for-sale portfolio, net of taxes offset by an increase of $77,000 in the pension liability, net of taxes.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 14.45% and 11.68%, respectively, and total capital-to-risk assets ratio of 15.53% and 12.76%, respectively, at December 31, 2009. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00%; and at December 31, 2009, the Company and the Bank exceeded this requirement with leverage ratios of 7.73% and 6.23%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2009.

Contractual Obligations and Commitments by Maturity

	Payments Due — by Period
		Less Than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

FHLBB advances	$232,500	$104,000	$30,500	$56,000	$42,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	23,611	1,835	3,860	4,069	13,847
Lease obligations	5,631	1,474	1,823	934	1,400
Other
Treasury, tax and loan	1,380	1,380	—	—	—
Customer repurchase agreements	118,745	118,745	—	—	—

Total contractual cash obligations	$417,950	$227,434	$36,183	$61,003	$93,330

	Amount of Commitment Expiring — by Period
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

Lines of credit	$143,556	$87,726	$310	$2,228	$53,292
Standby and commercial letters of credit	8,904	7,440	1,214	250	—
Other commitments	28,368	5,132	4,839	1,206	17,191

Total commitments	$180,828	$100,298	$6,363	$3,684	$70,483

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

Contract or Notational Amount	2009	2008
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$1,262	$1,225
Standby and commercial letters of credit	8,904	14,225
Unused lines of credit	143,556	144,653
Unadvanced portions of construction loans	22,699	16,642
Unadvanced portions of other loans	4,407	6,558

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $93,000 and $117,000 for 2009 and 2008, respectively.

Recent Accounting Developments

FASB ASC 320-10, Investments-Debt and Equity Securities (formerly FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). On April 9, 2009, the FASB issued FASB ASC 320-10, which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is more likely than not that it will not have to sell the security prior to its anticipated recovery. The Company adopted FASB ASC 320-10 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 820-10, Fair Value Measurements and Disclosures-Overall (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). On April 9, 2009, FASB issued FASB ASC 820, which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The FSP was applied prospectively, as retrospective application was not permitted. The Company adopted FASB ASC 820 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

FASB ASC 350, Intangibles-Goodwill and Other (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets). In April 2008, the FASB issued FASB ASC 350. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. These principles are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has determined that the impact of the adoption of FASB ASC 350 to the Company’s statement of financial position or results of operations is immaterial.

FASB ASC 260-10, Earnings per Share-Overall (formerly FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). In June 2008, the FASB issued FASB ASC 260-10-55, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FASB ASC 260-10-55 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The guidance applies to the calculation of EPS for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FASB 260-10-55 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to these provisions. Early application is not permitted. The Company adopted FASB ASC 260-10-55 and the adoption did not have a material effect on the results of operations.

FASB ASC 715-20, Defined Benefit Plans-General (formerly FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). In December 2008, the FASB issued FASB ASC 715-30-50, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FASB ASC 715-30-50 requires disclosure of additional information about investment allocation, fair values of major asset categories of assets, the development of fair value measurements, and concentrations of risk. FASB ASC 715-30-50 is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The Company has made the required disclosures for the period ending December 31, 2009.

FASB ASC 825-10-50, Financial Instruments-Overall-Disclosure and FASB ASC 270-10-05 Interim Reporting-Overall-Disclosure (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). These standards require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These standards, which became effective for interim reporting periods ending after June 15, 2009, allowed early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt. The Company adopted these standards for the period ended June 30, 2009.

On June 30, 2009, the Company adopted FASB ASC 855, Subsequent Events (formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB ASC 855 defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through February 23, 2010, the date the financial statements were issued, and no subsequent events occurred requiring accrual or disclosure.

FASB ASC 860, Transfers and Servicing (formerly Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”). In June, 2009, the FASB issued FASB ASC 860. FASB ASC 860 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FASB ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.

FASB ASC 810, Consolidation (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”). In June 2009, the FASB issued FASB ASC 810. FASB ASC 810 was issued to improve financial reporting by enterprises involved with variable interest entities, specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860 and (2) constituent concerns about the application of certain key provisions of FASB ASC 860, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.

FASB ASC 105, Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). The codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all previously existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASC 105 has not had a material impact on our financial statements.

CENTURY BANCORP, INC.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands except share data)

ASSETS
Cash and due from banks (Note 2)	$42,627	$61,195
Federal funds sold and interest-bearing deposits in other banks	356,015	94,973

Total cash and cash equivalents	398,642	156,168
Short-term investments	18,518	43,814
Securities available-for-sale, amortized cost $641,010 in 2009 and $496,046 in 2008 (Notes 3 and 9)	647,796	495,585
Securities held-to-maturity, fair value $221,413 in 2009 and $185,433 in 2008 (Notes 4 and 11)	217,643	184,047
Federal Home Loan Bank of Boston, stock at cost	15,531	15,531
Loans, net (Note 5)	877,125	836,065
Less: allowance for loan losses (Note 6)	12,373	11,119

Net loans	864,752	824,946
Bank premises and equipment (Note 7)	21,015	22,054
Accrued interest receivable	5,806	6,723
Prepaid FDIC assessments	8,757	—
Other assets (Notes 8 and 14)	55,575	52,698

Total assets	$2,254,035	$1,801,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$279,874	$277,217
Savings and NOW deposits	575,592	353,261
Money market accounts	553,883	308,177
Time deposits (Note 10)	292,638	326,872

Total deposits	1,701,987	1,265,527
Securities sold under agreements to repurchase (Note 11)	118,745	112,510
Other borrowed funds (Note 12)	234,024	238,558
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	30,466	28,385

Total liabilities	2,121,305	1,681,063
Commitments and contingencies (Notes 7, 16 and 17)
Stockholders’ equity (Note 13):
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,515,767 shares in 2009 and 3,511,307 shares in 2008	3,516	3,511
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 2,014,530 shares in 2009 and 2,027,100 shares in 2008	2,014	2,027
Additional paid-in capital	11,376	11,475
Retained earnings	120,125	112,135

	137,031	129,148
Unrealized gains (losses) on securities available-for-sale, net of taxes	4,129	(292)
Pension liability, net of taxes	(8,430)	(8,353)

Total accumulated other comprehensive loss, net of taxes (Notes 3 and 13)	(4,301)	(8,645)

Total stockholders’ equity	132,730	120,503

Total liabilities and stockholders’ equity	$2,254,035	$1,801,566

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands except share data)

INTEREST INCOME
Loans, taxable	$43,119	$47,521	$52,589
Loans, non-taxable	5,080	1,782	207
Securities available-for-sale, taxable	20,439	17,680	13,815
Securities available-for-sale, non-taxable	698	2,101	12
Federal Home Loan Bank of Boston dividends	—	531	651
Securities held-to-maturity	8,093	8,265	9,065
Federal funds sold, interest-bearing deposits in other banks and short-term investments	2,171	2,813	6,669

Total interest income	79,600	80,693	83,008
INTEREST EXPENSE
Savings and NOW deposits	5,258	6,005	6,712
Money market accounts	6,100	7,260	8,901
Time deposits (Note 8)	9,438	9,744	15,640
Securities sold under agreements to repurchase	576	1,393	3,191
Other borrowed funds and subordinated debentures	10,351	11,512	9,361

Total interest expense	31,723	35,914	43,805

Net interest income	47,877	44,779	39,203
Provision for loan losses (Note 6)	6,625	4,425	1,500

Net interest income after provision for loan losses	41,252	40,354	37,703
OTHER OPERATING INCOME
Service charges on deposit accounts	8,003	8,190	7,579
Lockbox fees	2,814	2,953	2,956
Brokerage commissions	140	180	135
Net gains on sales of securities	2,734	249	153
Writedown of certain investments to fair value (Note 3)	—	(76)	—
Net gains on sales of fixed assets	70	—	1,438
Other income	2,709	2,479	1,687

Total other operating income	16,470	13,975	13,948
OPERATING EXPENSES
Salaries and employee benefits (Note 15)	26,919	25,615	24,543
Occupancy	4,104	4,246	3,852
Equipment	2,372	2,874	2,957
FDIC assessments	3,336	613	148
Other (Note 18)	9,648	9,680	8,755

Total operating expenses	46,379	43,028	40,255

Income before income taxes	11,343	11,301	11,396
Provision for income taxes (Note 14)	1,183	2,255	3,532

Net income	$10,160	$9,046	$7,864

SHARE DATA (Note 13)
Weighted average number of shares outstanding, basic	5,532,249	5,541,983	5,542,461
Weighted average number of shares outstanding, diluted	5,534,340	5,543,702	5,546,707
Net income per share, basic	$1.84	$1.63	$1.42
Net income per share, diluted	1.84	1.63	1.42

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(Dollars in thousands except share data)

BALANCE, DECEMBER 31, 2006	$3,499	$2,042	$11,505	$99,859	$(10,087)	$106,818
Net income	—	—	—	7,864	—	7,864
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,977 in taxes and $153 in realized net gains	—	—	—	—	4,900	4,900
Pension liability adjustment, net of $934 in taxes	—	—	—	—	1,346	1,346

Comprehensive income						14,110
Conversion of Class B Common Stock to Class A Common Stock, 15,350 shares	15	(15)	—	—	—	—
Stock options exercised, 2,616 shares	3	—	48	—	—	51
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,685)	—	(1,685)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(488)	—	(488)

BALANCE, DECEMBER 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806
Net income	—	—	—	9,046	—	9,046
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $32 in taxes and $249 in realized net gains	—	—	—	—	(81)	(81)
Pension liability adjustment, net of $3,054 in taxes	—	—	—	—	(4,754)	(4,754)

Comprehensive income						4,211
Effects of changing pension plans’ measurement date pursuant to SFAS 158, net of $177 in taxes	—	—	—	(287)	31	(256)
Stock repurchased, 5,397 shares	(6)	—	(78)	—	—	(84)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,687)	—	(1,687)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(487)	—	(487)

BALANCE, DECEMBER 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503
Net income	—	—	—	10,160	—	10,160
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,826 in taxes and $2,734 in realized net gains	—	—	—	—	4,421	4,421
Pension liability adjustment, net of $50 in taxes	—	—	—	—	(77)	(77)

Comprehensive income						14,504
Conversion of Class B Common Stock to Class A Common Stock, 12,570 shares	13	(13)	—	—	—	—
Stock repurchased, 8,110 shares	(8)	—	(99)	—	—	(107)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,684)	—	(1,684)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(486)	—	(486)

BALANCE, DECEMBER 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,160	$9,046	$7,864
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sales	(374)	(512)	—
Proceeds from mortgage loans sold	379	515	—
Gain on sale of loans	(5)	(3)	—
Gain on sale of building	—	—	(1,321)
Gain on sale of fixed assets	(70)	—	(117)
Net gain on sales of securities	(2,734)	(249)	(153)
Writedown of certain investments to fair value	—	76	—
Provision for loan losses	6,625	4,425	1,500
Deferred tax (benefit) expense	(2,294)	(1,094)	111
Net depreciation and amortization	6,035	3,229	3,443
Decrease (increase) in accrued interest receivable	917	(133)	782
Increase in prepaid FDIC assessments	(8,757)	—	—
Loss on sales of other real estate owned	—	33	—
Writedown of other real estate owned	—	77	—
Increase in other assets	(3,822)	(1,415)	(5,809)
Increase (decrease) in other liabilities	2,003	737	(656)

Net cash provided by operating activities	8,063	14,732	5,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	221,628	3,717	—
Purchase of short-term investments	(196,332)	(47,531)	—
Proceeds from calls/maturities of securities available-for-sale	327,615	282,705	197,322
Proceeds from sales of securities available-for-sale	94,142	238,894	160
Purchase of securities available-for-sale	(566,680)	(593,958)	(177,870)
Proceeds from calls/maturities of securities held-to-maturity	94,069	56,123	82,074
Purchase of securities held-to-maturity	(128,373)	(91,431)	—
Loan acquired, net of discount	—	(4,099)	—
Net (increase) decrease in loans	(46,385)	(108,950)	8,489
Proceeds from sales of other real estate owned	—	673	—
Proceeds from sale of building	—	—	1,500
Proceeds from sales of fixed assets	100	—	300
Capital expenditures	(1,257)	(3,009)	(2,252)

Net cash (used in) provided by investing activities	(201,473)	(266,866)	109,723
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposit accounts	(34,234)	31,294	(114,519)
Net increase (decrease) in demand, savings, money market and NOW deposits	470,694	104,172	(24,385)
Net payments for the repurchase of stock	(107)	(84)	—
Net proceeds from the exercise of stock options	—	—	51
Cash dividends	(2,170)	(2,174)	(2,173)
Net increase (decrease) in securities sold under agreements to repurchase	6,235	26,520	(970)
Net (decrease) increase in other borrowed funds	(4,534)	(51,327)	166,862

Net cash provided by financing activities	435,884	108,401	24,866

Net increase (decrease) in cash and cash equivalents	242,474	(143,733)	140,233
Cash and cash equivalents at beginning of year	156,168	299,901	159,668

Cash and cash equivalents at end of year	$398,642	$156,168	$299,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$32,202	$35,997	$44,787
Income taxes	2,858	2,750	3,942
Change in unrealized gains on securities available-for-sale, net of taxes	$4,421	$(81)	$4,900
Pension liability adjustment, net of taxes	(77)	(4,754)	1,346
Effects of changing pension plans’ measurement date pursuant to FASB ASC 715-30 (formerly SFAS 158), net of taxes	—	(256)	—
Transfer of loans to other real estate owned	—	330	453

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

FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”), which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FASB ASC 820 is effective for fiscal years beginning after November 15, 2007. The effective date of FASB ASC 820 was delayed for nonfinancial assets

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. FASB ASC 820 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the FASB ASC 820 hierarchy are as follows:

Level I — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments that are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.

Level III — Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, and noninvestment grade residual interests in securitizations as well as certain highly structured OTC derivative contracts.

FASB ASC 820-10, Fair Value Measurements and Disclosures-Overall (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). On April 9, 2009, FASB issued FASB ASC 820, which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The Company adopted FASB ASC 820 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, federal funds sold and certificates of deposit.

SHORT-TERM INVESTMENTS

As of December 31, 2009, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Premiums and discounts on investment securities are amortized or accreted into income by use of the level-yield method. If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. The total amount of the impairment charge is recognized in earnings, with an offset for the noncredit component which is recognized as other comprehensive income. Gains and losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the nine months ended September 30, 2009, the FHLBB reported a net loss of $193.1 million resulting from the recognition of $371.6 million of impairment losses which were recognized through income. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2009. The Company will continue to monitor its investment in FHLBB stock.

LOANS

Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days’ delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Loans, including impaired loans, on which the accrual of interest has been discontinued, are designated nonaccrual loans. When a loan is placed on nonaccrual, all income that has been accrued but remains unpaid is reversed against current period income, and all amortization of deferred loan costs and fees is discontinued. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectability of principal and interest. Income received on nonaccrual loans is either recorded in income or applied to the principal balance of the loan, depending on management’s evaluation as to the collectability of principal.

Loan origination fees and related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method. Prepayments are not initially considered when amortizing premiums and discounts.

The Bank measures impairment for impaired loans at either the fair value of the loan, the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans such as residential real estate and consumer loans that are

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

collectively evaluated for impairment and loans that are measured at fair value. Management considers the payment status, net worth and earnings’ potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

ACQUIRED LOANS

In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,”) the Company reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments received in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. FASB ASC 310-30 requires that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.

Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of FASB ASC 310-30. For such loans, the discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the term of the loan. Prepayments are not considered in the calculation of accretion income. Additionally, discount is not accreted on nonperforming loans.

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may include interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on nonperforming status, prepayment fees and other loan fees.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management’s evaluation of the quality of the loan portfolio and is used to provide for losses resulting from loans that ultimately prove uncollectible. In determining the level of the allowance, periodic evaluations are made of the loan portfolio, which takes into account such factors as the character of the loans, loan status, financial posture of the borrowers, value of collateral securing the loans and other

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

relevant information sufficient to reach an informed judgment. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances, if appropriate, for identified problem loans and the unallocated allowance.

While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Loans are charged-off in whole or in part when, in management’s opinion, collectability is not probable.

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

STOCK OPTION ACCOUNTING

The Company follows the fair value recognition provisions of FASB ASC 718, Compensation — Stock Compensation (formerly SFAS 123R) for all share-based payments, using the modified-prospective transition method. The Company’s method of valuation for share-based awards granted utilizes the Black-Scholes option-pricing model, which was also previously used for the Company’s pro forma information required under FASB ASC 718. The Company will recognize compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 68,637 shares of Class A common stock exercisable at December 31, 2009.

On December 30, 2005, the Board of Directors approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.60 or greater per share. As a consequence, options to purchase 23,950 shares of Class A common stock became exercisable immediately. The average of the high and low price at which the Class A common stock traded on December 30, 2005, the date of the acceleration and vesting, was $29.28 per share. In connection with this acceleration, the Board of Directors approved a technical amendment to each of the Option Plans to eliminate the possibility that the terms of any outstanding or future stock option would require a cash settlement on the occurrence of any circumstance outside the control of the Company. Effective as of January 1, 2006, the Company adopted FASB ASC 718 for all share-based payments. The Company estimates that, as a result of this accelerated vesting, approximately $190,000 of 2006 noncash compensation expense was eliminated that would otherwise have been recognized in the Company’s earnings.

The Company decided to accelerate the vesting of certain stock options primarily to reduce the noncash compensation expense that would otherwise be expected to be recorded in conjunction with the Company’s required adoption of FASB ASC 718 in 2006. There was no earnings impact for 2006 due to the Company’s adoption of FASB ASC 718.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested, and there were no options granted during 2009.

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

In July 2006, the FASB issued FASB ASC 740, Income Taxes (formerly Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FASB ASC 740 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FASB ASC 740 on January 1, 2007. The adoption of FASB ASC 740 did not have a material impact on the Company’s results of operations or its financial position.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

TREASURY STOCK

Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act, provisions of which eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares.

PENSION

The Company provides pension benefits to its employees under a noncontributory, defined benefit plan, which is funded on a current basis in compliance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and recognizes costs over the estimated employee service period.

The Company also has a Supplemental Executive Insurance/Retirement Plan (“the Supplemental Plan”), which is limited to certain officers and employees of the Company. The Supplemental Plan is accrued on a current basis and recognizes costs over the estimated employee service period.

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary, and participants are required to contribute to its cost. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

RECENT ACCOUNTING DEVELOPMENTS

FASB ASC 320-10, Investments-Debt and Equity Securities (formerly FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). On April 9, 2009, the FASB issued FASB ASC 320-10, which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is more likely than not that it will have to sell the security prior to its anticipated recovery. The Company adopted FASB ASC 320-10 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 820-10, Fair Value Measurements and Disclosures-Overall (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). On April 9, 2009, FASB issued FASB ASC 820, which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The FSP was applied prospectively as retrospective application was not permitted. The Company adopted FASB ASC 820 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

FASB ASC 805, Business Combinations (formerly Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”) and FASB ASC 810, Consolidation (formerly Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”). In December 2007, the FASB issued FASB ASC 805 and FASB ASC 810. These statements require significant changes in the accounting and reporting for business acquisitions and the reporting of noncontrolling interests in subsidiaries. Among many changes under FASB ASC 805, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. FASB ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

interests that do not result in a change of control are accounted for as equity transactions and, upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. FASB ASC 805 applies prospectively to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for applying FASB ASC 810 is also the first annual reporting period beginning on or after December 15, 2008. Adoption of these statements will affect the Company’s accounting for any business acquisitions occurring after the effective date and the reporting of any noncontrolling interests in subsidiaries existing on or after the effective date.

FASB ASC 350, Intangibles-Goodwill and Other (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets). In April 2008, the FASB issued FASB ASC 350. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. These principles are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted The Company has determined that the impact of the adoption of FASB ASC 350 to the Company’s statement of financial position or results of operations is immaterial.

FASB ASC 260-10, Earnings per Share-Overall (formerly FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). In June 2008, the FASB issued FASB ASC 260-10-55, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FASB ASC 260-10-55 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. The guidance applies to the calculation of EPS for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FASB 260-10-55 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to these provisions. Early application is not permitted. The Company adopted FASB ASC 260-10-55 and the adoption did not have a material effect on the results of operations.

FASB ASC 715-20, Defined Benefit Plans-General (formerly FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). In December 2008, the FASB issued FASB ASC 715-30-50, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FASB ASC 715-30-50 requires disclosure of additional information about investment allocation, fair values of major asset categories of assets, the development of fair value measurements, and concentrations of risk. FASB ASC 715-30-50 is effective for fiscal years ending after December 15, 2009; however, earlier application is permitted. The Company has made the required disclosures for the period ending December 31, 2009.

FASB ASC 825-10-50, Financial Instruments-Overall-Disclosure and FASB ASC 270-10-05 Interim Reporting-Overall-Disclosure (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). These standards require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These standards, which became effective for interim reporting periods ending after June 15, 2009, allowed early adoption for periods ending after March 15, 2009, only if a company also elects to early adopt. The Company adopted these standards for the period ended June 30, 2009.

On June 30, 2009, the Company adopted FASB ASC 855, Subsequent Events (formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB ASC 855 defines: (1) the period after the balance sheet date during which

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through February 23, 2010, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

FASB ASC 860, Transfers and Servicing (formerly Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”). In June, 2009, the FASB issued FASB ASC 860. FASB ASC 860 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FASB ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.

FASB ASC 810, Consolidation (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”). In June 2009, the FASB issued FASB ASC 810. FASB ASC 810 was issued to improve financial reporting by enterprises involved with variable interest entities, specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860 and (2) constituent concerns about the application of certain key provisions of FASB ASC 860, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.

FASB ASC 105, Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”). The codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all previously-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105 has not had a material impact on our financial statements.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

2.	Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $1,061,000 at December 31, 2009 and $1,020,000 at December 31, 2008.

3.	Securities Available-for-Sale

	December 31, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury	$1,998	$5	$—	$2,003	$1,999	$29	$—	$2,028
U.S. Government Sponsored Enterprises	192,942	374	952	192,364	159,100	2,216	24	161,292
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	410,181	8,855	524	418,512	259,264	2,427	1,559	260,132
Privately Issued Residential Mortgage-Backed Securities	5,383	—	473	4,910	7,539	—	1,880	5,659
Privately Issued Commercial Mortgage-Backed Securities	537	7	—	544	3,433	—	66	3,367
Obligations Issued by States and Political Subdivisions	26,627	130	468	26,289	61,532	38	1,311	60,259
Other Debt Securities	2,300	—	41	2,259	2,200	—	100	2,100
Equity Securities	1,042	71	198	915	979	73	304	748

Total	$641,010	$9,442	$2,656	$647,796	$496,046	$4,783	$5,244	$495,585

*	Amortized cost is net of impairment writedown.

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $332,064,000 and $113,259,000 at December 31, 2009 and 2008, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $172,497,000 and $244,409,000 at December 31, 2009 and 2008, respectively. The Company realized gross gains of $2,734,000 from the proceeds of $94,142,000 from the sales of available-for-sale securities for the year ended December 31, 2009.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2009.

	Amortized	Fair
	Cost*	Value
	(Dollars in thousands)

Within one year	$29,585	$30,217
After one but within five years	467,566	474,602
After five but within ten years	118,917	118,534
More than ten years	22,400	22,069
Nonmaturing	2,542	2,374

Total	$641,010	$647,796

*	Amortized cost is net of impairment writedown.

The weighted average remaining life of investment securities available-for-sale at December 31, 2009, was 3.9 years. Auction rate municipal obligations (“ARSs”) and variable rate demand notes (“VRDNs”) are included in Obligations Issued by States and Political Subdivisions. Included in the weighted average remaining life calculation at December 31, 2009, was $187,342,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2009. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 41 and 17 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 287 holdings at December 31, 2009.

As of December 31, 2009, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$127,259	$952	$—	$—	$127,259	$952
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	51,903	428	11,752	96	63,655	524
Privately Issued Residential Mortgage-Backed Securities	—	—	4,910	473	4,910	473
Obligations Issued by States and Political Subdivisions	3,427	187	4,393	281	7,820	468
Other Debt Securities	—	—	1,459	41	1,459	41
Equity Securities	—	—	495	198	495	198

Total temporarily impaired securities	$182,589	$1,567	$23,009	$1,089	$205,598	$2,656

*	At December 31, 2009, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009. Excluded from the table above are two equity securities that were written down in 2008 by $76,000. The fair value is $121,000 with an unrealized gain of $12,000 at December 31, 2009. These stocks were deemed to be other than temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

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

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$4,976	$24	$—	$—	$4,976	$24
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	80,873	1,351	15,793	208	96,666	1,559
Privately Issued Residential Mortgage-Backed Securities	1,716	569	5,455	1,320	7,171	1,889
Privately Issued Commercial Mortgage-Backed Securities	—	—	1,855	57	1,855	57
Obligations Issued by States and Political Subdivisions	13,645	1,311	—	—	13,645	1,311
Other Debt Securities	100	1	150	1	250	2
Equity Securities	382	265	1,419	124	1,801	389

Total temporarily impaired securities	$101,692	$3,521	$24,672	$1,710	$126,364	$5,231

*	The decline in fair value is attributable to change in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008. Excluded from the table above are two equity securities that were written down by $76,000. The fair value is $96,000 with an unrealized loss of $13,000. These stocks were deemed to be other than temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

4.	Investment Securities Held-to-Maturity

	December 31, 2009				December 31, 2008
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$69,555	$36	$707	$68,884	$44,000	$506	$—	$44,506
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	148,088	4,490	49	152,529	140,047	1,314	434	140,927

Total	$217,643	$4,526	$756	$221,413	$184,047	$1,820	$434	$185,433

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $9,036,000 and $35,000,000 at December 31, 2009, and 2008, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $83,693,000 and $114,103,000 at December 31, 2009, and 2008, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009 and 2008, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2009.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Within one year	$4,693	$4,719
After one but within five years	163,521	167,768
After five but within ten years	49,429	48,926

Total	$217,643	$221,413

The weighted average remaining life of investment securities held-to-maturity at December 31, 2009, was 3.8 years. Included in the weighted average remaining life calculation at December 31, 2009, were $69,555,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2009. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 12 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 94 holdings at December 31, 2009.

As of December 31, 2009, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell this debt security and it is not likely that it will be required to sell this debt security before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on this security are from an issuer that is investment grade.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit notary of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$49,848	$707	$—	$—	$49,848	$707
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	11,152	49	—	—	11,152	49

Total temporarily impaired securities	$61,000	$756	$—	$—	$61,000	$756

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of this security and it is not likely that it will be required to sell this security before the anticipated recovery of the remaining amortized cost, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009.

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

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	$12,995	$111	$19,821	$323	$32,816	$434

Total temporarily impaired securities	$12,995	$111	$19,821	$323	$32,816	$434

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

5.	Loans

The majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, consumer, home equity and other loans for its portfolio.

The following summary shows the composition of the loan portfolio at the dates indicated.

	December 31,
	2009	2008
	(Dollars in thousands)

Construction and land development	$60,349	$59,511
Commercial and industrial	141,061	141,373
Commercial real estate	361,823	332,325
Residential real estate	188,096	194,644
Consumer	7,105	8,246
Home equity	118,076	98,954
Overdrafts	615	1,012

Total	$877,125	$836,065

Net deferred fees included in loans at December 31, 2009 and December 31, 2008 were $71,000 and $81,000, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company was servicing mortgage loans sold to others without recourse of approximately $1,127,000 and $768,000 at December 31, 2009, and December 31, 2008, respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $47,000 and $56,000 at December 31, 2009, and at December 31, 2008, respectively.

As of December 31, 2009, and 2008, the Bank recorded investment in impaired loans was $10,516,000 and $2,698,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2009, there were $1,980,000 of impaired loans with a specific reserve of $745,000. At December 31, 2008, there were $1,460,000 of impaired loans with a specific reserve of $600,000.

Loans are designated as “restructured” when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. Restructured loans are included in the impaired loan category.

The composition of nonaccrual loans and impaired loans is as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Loans on nonaccrual	$12,311	$3,661	$1,312
Loans 90 days past due and still accruing	—	89	122
Impaired loans on nonaccrual included above	9,736	1,511	196
Total recorded investment in impaired loans	10,516	2,698	196
Average recorded investment of impaired loans	9,718	1,194	332
Troubled debt restructured loans	521	—	—
Interest income not recorded on nonaccrual loans according to their original terms	1,121	121	52
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	24	24	—

During the first quarter of 2008, the Company purchased a loan for $4,823,000 with a discount of $724,000. The entire discount is classified as an accretable discount. The Company accreted $46,000 and $34,000 of the discount during 2009 and 2008, respectively.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2009.

Balance at		Repayments	Balance at
December 31, 2008	Additions	and Deletions	December 31, 2009
(Dollars in thousands)

$2,572	$568	$167	$2,973

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the total allowances for loan losses for each of the three years ending December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$11,119	$9,633	$9,713
Loans charged-off	(6,070)	(3,373)	(2,139)
Recoveries on loans previously charged-off	699	434	559

Net charge-offs	(5,371)	(2,939)	(1,580)
Provision charged to expense	6,625	4,425	1,500

Allowance for loan losses, end of year	$12,373	$11,119	$9,633

7.	Bank Premises and Equipment

	December 31,
	2009	2008	Estimated Useful Life
	(Dollars in thousands)

Land	$3,478	$3,478	—
Bank premises	17,883	17,846	30-39 years
Furniture and equipment	26,202	25,357	3-10 years
Leasehold improvements	6,328	6,558	30-39 years or lease term

	53,891	53,239
Accumulated depreciation and amortization	(32,876)	(31,185)

Total	$21,015	$22,054

During 2007, the Company sold the building that houses one of its branches located at 55 High Street, Medford, Massachusetts, for $1,500,000 at market terms. This property was sold to an entity affiliated with a director of the Company. The Bank financed $1,000,000 of this purchase at market terms. This sale resulted in a pre-tax gain of $1,321,000.

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

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $1,673,000, $1,533,000 and $1,349,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Rental income approximated $418,000, $399,000 and $351,000 in 2009, 2008 and 2007, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2009, were as follows:

Year	Amount
(Dollars in thousands)

2010	$1,474
2011	1,230
2012	593
2013	502
2014	432
Thereafter	1,400

$5,631

8.	Goodwill and Identifiable Intangible Assets

Historically, the Company has determined fair values of reporting units based on stock prices, market earnings and tangible book value multiples of peer companies for the reporting unit. During the third quarter of 2008, management determined that the Company’s goodwill should be tested for impairment as the Company’s Class A common stock had been trading below book value per share. In the third quarter of 2008, management enhanced the valuation methodology with discounted cash flow analysis. During the fourth quarter of 2008, management reviewed the assumptions used during the third quarter and concluded that the assumptions continued to be appropriate. Based on management’s assessment of the reporting unit’s fair value, goodwill was not considered to be impaired at December 31, 2008.

During the second half of 2009, the Company’s Class A common stock traded closer to or above book value per share. Accordingly, at December 31, 2009 management measured for impairment utilizing the fair value of the reporting unit based on the recent stock price of the Company. Management determined that the Company’s goodwill is not considered to be impaired at December 31, 2009.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2009 and 2008 are shown in the table below.

		Core Deposit
Carrying Amount of Goodwill and Intangibles	Goodwill	Intangibles	Total
	(Dollars in thousands)

Balance at December 31, 2007	$2,714	$1,671	$4,385
Amortization Expense	—	(388)	(388)

Balance at December 31, 2008	$2,714	$1,283	$3,997
Amortization Expense	—	(387)	(387)

Balance at December 31, 2009	$2,714	$896	$3,610

The following table sets forth the estimated annual amortization expense of the identifiable intangible assets.

Core Deposit Intangibles Year	Amount
(Dollars in thousands)

2010	$388
2011	388
2012	119

$895

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Fair Value Measurements

The Company follows FASB ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”), which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. The principles were effective for fiscal years beginning after November 15, 2007. The effective date for nonfinancial assets and nonfinancial liabilities was delayed, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These elements were adopted on January 1, 2009. ASC 820-10 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels of the hierarchy are as follows:

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

The results of the fair value hierarchy as of December 31, 2009 are as follows:

	Fair Value Measurements Using
		Quoted Prices		Significant
		in Active Markets	Significant	Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,003	$—	$2,003	$—
U.S. Government Sponsored Enterprises	192,364	—	192,364	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	418,512	—	418,512	—
Privately Issued Residential Mortgage-Backed Securities	4,910	—	4,910	—
Privately Issued Commercial Mortgage-Backed Securities	544	—	544	—
Obligations Issued by States and Political Subdivisions	26,289	—	12,846	13,443
Other Debt Securities	2,259	—	2,259	—
Equity Securities	915	681	—	234

Total	$647,796	$681	$633,438	$13,677

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$6,855	$—	$—	$6,855

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss during the year by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relates to impaired loans recognized for 2009 for the estimated credit loss amounted to $4,553,000. There was an $8,500,000 reclassification of impaired loans to Level 3 during the third quarter of 2009 due to the lack of an active real estate market for the loans in this category. The Company uses discounts to appraisals based on management’s observations of the local real estate market for loans in this category.

The changes in Level 3 securities for the year ended December 31, 2009 are shown in the table below:

		Obligations
		Issued by States
	Auction Rate	and Political	Equity
	Securities	Subdivisions	Securities	Total
	(Dollars in thousands)

Balance at December 31, 2008	$—	$3,300	$170	$3,470
Purchases	—	7,790	64	7,854
Maturities	(12,580)	(5,467)	—	(18,047)
Reclassification	21,061	—	—	21,061
Change in fair value	(661)	—	—	(661)

Balance at December 31, 2009	$7,820	$5,623	$234	$13,677

There was a $21,061,000 reclassification of failed auction rate securities to Level 3 during the first quarter of 2009 due to the lack of an active market. The amortized cost of Level 3 securities was $14,142,000 with an unrealized loss of $465,000 at December 31, 2009. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The results of the fair value hierarchy as of December 31, 2008 are as follows:

	Fair Value Measurements Using
		Quoted Prices		Significant
		in Active Markets	Significant	Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,028	$—	$2,028	$—
U.S. Government Sponsored Enterprises	161,292	—	161,292	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	260,132	—	260,132	—
Privately Issued Residential Mortgage-Backed Securities	5,659	—	5,659	—
Privately Issued Commercial Mortgage-Backed Securities	3,367	—	3,367	—
Obligations Issued by States and Political Subdivisions	60,259	—	56,959	3,300
Other Debt Securities	2,100	—	2,100	—
Equity Securities	748	578	—	170

Total	$495,585	$578	$491,537	$3,470

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$1,460	$—	$—	$1,460

Specific provisions related to impaired loans recognized for 2008 for credit losses amounted to $2,519,000.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in Level 3 securities for the year ended December 31, 2008 are shown in the table below:

		Obligations
		Issued by States
	Auction Rate	and Political	Equity
	Securities	Subdivisions	Securities	Total
	(Dollars in thousands)

Balance at December 31, 2007	$—	$—	$—	$—
Purchases	—	12,741	29	12,770
Maturities	—	(10,194)	(12)	(10,206)
Reclassification	—	753	153	906
Change in fair value	—	—	—	—

Balance at December 31, 2008	$—	$3,300	$170	$3,470

10.	Deposits

The following is a summary of original maturities or repricing of time deposits as of December 31,

	2009	Percent	2008	Percent
	(Dollars in thousands)

Within one year	$180,498	61%	$254,314	78%
Over one year to two years	84,395	29%	23,517	7%
Over two years to three years	16,788	6%	36,576	11%
Over three years to five years	10,957	4%	12,465	4%

Total	$292,638	100%	$326,872	100%

Time deposits of $100,000 or more totaled $151,680,000 and $182,694,000 in 2009 and 2008, respectively.

11.	Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2009	2008	2007
	(Dollars in thousands)

Amount outstanding at December 31	$118,745	$112,510	$85,990
Weighted average rate at December 31	0.52%	1.08%	2.95%
Maximum amount outstanding at any month end	$122,521	$112,510	$102,110
Daily average balance outstanding during the year	$98,635	$94,526	$89,815
Weighted average rate during the year	0.58%	1.47%	3.56%

Amounts outstanding at December 31, 2009, 2008 and 2007 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $115,792,000, $112,072,000 and $86,760,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2009, 2008 and 2007, respectively. The approximate fair value of the collateral at those dates was $118,186,000, $112,990,000 and $86,692,000, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2009	2008	2007
	(Dollars in thousands)

Amount outstanding at December 31	$270,107	$274,641	$325,968
Weighted average rate at December 31	3.63%	4.22%	4.94%
Maximum amount outstanding at any month end	$272,071	$293,668	$325,968
Daily average balance outstanding during the year	$219,713	$225,743	$168,535
Weighted average rate during the year	4.71%	5.10%	5.55%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2009, was approximately $136,476,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$104,000	2.72%	$104,500	2.80%	$124,750	4.65%
Over one year to two years	11,000	1.81%	59,000	5.17%	54,500	4.67%
Over two years to three years	19,500	2.08%	11,000	4.05%	59,000	5.17%
Over three years to five years	56,000	3.65%	20,500	4.18%	9,000	4.14%
Over five years	42,000	4.55%	42,000	4.55%	42,000	4.53%

Total	$232,500	3.18%	$237,000	3.88%	$289,250	4.73%

Included in the table above are $82,500,000, $85,000,000 and $123,500,000 of FHLBB advances at December 31, 2009, 2008 and 2007, respectively, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

During 2009, the Company restructured $19,000,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 4.10% and the weighted average remaining maturity was 15 months. Subsequent to restructure, the weighted average rate was 3.56% and the weighted average maturity was 46 months. The restructure was accounted for as a modification.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2009 and 2008. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities on January 10, 2005.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2009 and 2008.

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest-bearing borrowing carries an interest rate equal to the daily federal funds rate less 0.25%. This amount totaled $1,380,000 and $1,413,000 at December 31, 2009 and 2008, respectively.

The Bank also has an outstanding loan in the amount of $144,000 and $145,000 at December 31, 2009 and 2008, respectively, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

13.	Stockholders’ Equity

DIVIDENDS

Holders of the Class A common stock may not vote in the election of directors but may vote as a class to approve certain extraordinary corporate transactions. Holders of Class B common stock may vote in the election of directors. Class A common stockholders are entitled to receive dividends per share equal to at least 200% per share of that paid, if any, on each share of Class B common stock. Class A common stock is publicly traded. Class B common stock is not publicly traded; however, it can be converted on a per share basis to Class A common stock at any time at the option of the holder. Dividend payments by the Company are dependent in part on the dividends it receives from the Bank, which are subject to certain regulatory restrictions.

EARNINGS PER SHARE (“EPS”)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2009, 2008 and 2007 was an increase of 2,091, 1,719 and 4,246 shares, respectively.

STOCK REPURCHASE PLAN

During 2009, the Board of Directors of the Company approved a reauthorization of the stock repurchase program. Under the program, the Company is reauthorized to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock outstanding. This vote supersedes the previous program voted by the Board of Directors during 2008, which also authorized the Company to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock.

The stock buy back is authorized to take place from time-to-time, subject to prevailing market conditions. The purchases are made on the open market and are funded from available cash. During 2009, the Company repurchased 8,110 shares at an average price of $13.04 per share.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 68,637 options exercisable at December 31, 2009.

Stock option activity under the plan is as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	81,037	$27.42	94,787	$27.66	122,737	$27.20
Forfeitured	(12,400)	34.77	(13,750)	29.07	(25,334)	26.32
Exercised	—	—	—	—	(2,616)	19.20

Outstanding at end of year	68,637	$26.09	81,037	$27.42	94,787	$27.66

Exercisable at end of year	68,637	$26.09	81,037	$27.42	94,787	$27.66

Available to be granted at end of year	202,909		190,509		176,759

At December 31, 2009, 2008 and 2007, the options outstanding have exercise prices between $15.063 and $35.010, and a weighted average remaining contractual life of three years for 2009, four years for 2008 and four years for 2007. The weighted average intrinsic value of options exercised for the period ended December 31, 2007 was $4.90 per share with an aggregate value of $61,805. The average intrinsic value of options exercisable at December 31, 2009, 2008 and 2007 had an aggregate value of $74,056, $7,331 and $54,805, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual capital amounts and ratios are presented in the following table:

					To be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total Capital (to Risk-Weighted Assets)	$145,586	12.76%	$91,262	8.00%	$114,078	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	133,213	11.68%	45,631	4.00%	68,447	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	133,213	6.23%	85,466	4.00%	106,832	5.00%
As of December 31, 2008
Total Capital (to Risk-Weighted Assets)	$134,990	13.19%	$81,904	8.00%	$102,380	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	123,871	12.10%	40,952	4.00%	61,428	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	123,871	7.15%	69,264	4.00%	86,580	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total Capital (to Risk-Weighted Assets)	$177,808	15.53%	$91,571	8.00%	$114,464	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	165,435	14.45%	45,786	4.00%	68,678	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	165,435	7.73%	85,619	4.00%	107,024	5.00%
As of December 31, 2008
Total Capital (to Risk-Weighted Assets)	$168,121	16.38%	$82,114	8.00%	$102,643	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	157,002	15.30%	41,057	4.00%	61,586	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	157,002	9.05%	69,404	4.00%	86,755	5.00%

14.	Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2009	2008	2007
	(Dollars in thousands)

Current expense:
Federal	$3,058	$3,117	$3,137
State	419	232	284

Total current expense	3,477	3,349	3,421

Deferred expense (benefit):
Federal	(1,759)	(954)	50
State	(535)	(140)	61

Total deferred expense (benefit)	(2,294)	(1,094)	111

Provision for income taxes	$1,183	$2,255	$3,532

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Included in income tax expense for the year ended December 31, 2009, 2008, and 2007 is interest of $0, $0 and $0, respectively. There were no penalties during these periods.

Income tax accounts included in other assets/liabilities at December 31 are as follows:

	2009	2008
	(Dollars in thousands)

Currently (payable) receivable	$(628)	$(9)
Deferred income tax asset, net	12,340	12,822

Total	$11,712	$12,813

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2009	2008	2007
	(Dollars in thousands)

Federal income tax expense at statutory rates	$3,856	$3,842	$3,875
State income tax, net of federal income tax benefit	(76)	62	225
Insurance income	(442)	(353)	(210)
Effect of tax-exempt interest	(1,965)	(1,307)	(105)
Other	(190)	11	(253)

Total	$1,183	$2,255	$3,532

Effective tax rate	10.4%	20.0%	31.0%

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2009	2008
	(Dollars in thousands)

Deferred income tax assets:
Allowance for loan losses	$6,430	$4,495
Deferred compensation	4,384	4,151
Unrealized loss on securities available-for-sale	—	169
Pension and SERP liability	5,795	5,745
Acquisition premium	532	519
Depreciation	—	64
Investments writedown	31	27
Deferred gain	71	91
Other	60	11
Nonaccrual interest	444	54

Gross deferred income tax asset	17,747	15,326

Deferred income tax liabilities:
Depreciation	(169)	—
Limited partnerships	(2,466)	(2,401)
Unrealized gain on securities available-for-sale	(2,657)	—
Other	(115)	(103)

Gross deferred income tax liability	(5,407)	(2,504)

Deferred income tax asset net	$12,340	$12,822

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2009. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

The Company and its subsidiaries file a consolidated federal tax return. For the tax year beginning in 2009, the Commonwealth of Massachusetts requires a combined state tax return, except for security corporations, which file separate tax returns. For years before 2006, the Company is no longer subject to federal or state income tax examinations.

15.	Employee Benefits

The Company has a Qualified Defined Benefit Pension Plan (the “Plan”), which had been offered to all employees reaching minimum age and service requirements. In 2006, the Bank became a member of the Savings Bank Employees Retirement Association (“SBERA”) within which it then began maintaining the Qualified Defined Benefit Pension Plan. SBERA offers a common and collective trust as the underlying investment structure for its retirement plans. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 40% to 64% of total portfolio assets. The remainder of the portfolio is allocated to fixed income securities with target range of 15% to 25% and other investments including global asset allocation and hedge funds from 20% to 36%.

The Trustees of SBERA, through its Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings. The Company closed the plan to employees hired after March 31, 2006.

Prior to 2008, the measurement date for the Plan was September 30 for each year. Beginning in 2008, the measurement date was changed to December 31. The benefits expected to be paid in each year from 2010 to 2014 are $780,000, $824,000, $926,000, $955,000 and $1,013,000, respectively. The aggregate benefits expected to be paid in the five years from 2015 to 2019 are $6,482,000. The Company plans to contribute $1,275,000 to the Plan in 2010.

The weighted-average asset allocation of pension benefit assets was:

	December 31,	December 31,
Asset Category	2009	2008

Fixed income	32%	35%
Domestic equity	48%	45%
International equity	12%	12%
Hedge funds	8%	8%

Total	100%	100%

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of plan assets as of December 31, 2009 is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Collective funds	41.1%	$7,038	$2,057	$4,981	$—
Equity securities	25.8%	4,400	4,400	—	—
Mutual funds	14.5%	2,476	2,282	194	—
Hedge funds	7.7%	1,319	—	—	1,319
Short term investments	10.9%	1,854	—	1,854	—

	100.0%	$17,087	$8,739	$7,029	$1,319

The Bank’s fair value of major categories of pension plan assets are summarized above.

LEVEL 1

The plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market.

LEVEL 2

Plan assets measured at fair value in Level 2 are based on pricing models that consider standard input factors, such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

LEVEL 3

Plan assets measured at fair value in Level 3 are based on unobservable inputs, which includes SBERA’s assumptions and the best information available under the circumstance. Level 3 assets consist of hedge funds. The underlying assets are valued based upon quoted exchange prices, over-the-counter trades, bid/ask prices, relative value assessments based on market conditions, and other information, as available. Further adjustments may be made based on factors impacting liquidity.

The changes in Level 3 securities for the year ended December 31, 2009 are shown in the table below:

Balance at December 31, 2008	$1,174
Actual return — assets still being held	145
Actual return — assets sold during year	—
Purchases	—
Sales	—
Maturities	—
Transfers	—

Balance at December 31, 2009	$1,319

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Prior to 2008, the measurement date for the Supplemental Plan was September 30 for each year. Beginning in 2008, the measurement date was changed to December 31 in accordance with FASB ASC 715-20. The benefits expected to be paid in each year from 2010 to 2014 are $1,055,000, $1,058,000, $1,052,000, $1,051,000 and $1,050,000, respectively. The aggregate benefits expected to be paid in the five years from 2015 to 2019 are $7,365,000.

	Defined Benefit		Supplemental Insurance/
	Pension Plan		Retirement Plan
	2009	2008	2009	2008
	(Dollars in thousands)

Change projected in benefit obligation
Benefit obligation at beginning of year	$21,413	$19,139	$15,768	$13,462
Service cost	792	1,026	469	336
Interest cost	1,240	1,436	934	1,008
Actuarial (gain)/loss	1,396	459	782	2,255
Benefits paid	(594)	(647)	(1,047)	(1,293)

Projected benefit obligation at end of year	$24,247	$21,413	$16,906	$15,768

Change in plan assets
Fair value of plan assets at beginning of year	$14,059	$16,660
Actual (loss) return on plan assets	2,347	(3,731)
Employer contributions	1,275	1,777
Benefits paid	(594)	(647)

Fair value of plan assets at end of year	$17,087	$14,059

(Unfunded) Funded status	$(7,160)	$(7,534)	$(16,906)	$(15,768)

Accumulated benefit obligation	$21,939	$19,468	$15,030	$14,165

Weighted-average assumptions as of December 31
Discount rate — Liability	5.50%	5.75%	5.50%	5.75%
Discount rate — Expense	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$792	$821	$469	$308
Interest cost	1,240	1,148	934	814
Expected return on plan assets	(1,128)	(1,333)	—	—
Recognized prior service cost	(113)	(116)	110	108
Recognized net losses	696	211	139	49

Net periodic cost	$1,487	$731	$1,652	$1,279

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$113	$116	$(110)	$(108)
Net (gain) loss	(519)	5,623	643	2,177

Total recognized in other comprehensive income	(406)	5,739	533	2,069

Total recognized in net periodic benefit cost and other comprehensive income	$1,081	$6,470	$2,185	$3,348

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes amounts recognized in Accumulated Other Comprehensive Loss as of:

	December 31,			December 31,
	2009			2008
	Supplemental			Supplemental
	Plan	Plan	Total	Plan	Plan	Total

Prior service cost	$932	$(1,440)	$(508)	$1,045	$(1,513)	$(468)
Net actuarial loss	(9,298)	(4,272)	(13,570)	(9,817)	(3,666)	(13,483)

Total	$(8,366)	$(5,712)	$(14,078)	$(8,772)	$(5,179)	$(13,951)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2009, expected to be recognized as components of net periodic benefit cost in the next year:

		Supplemental
	Plan	Plan

Amortization of prior service cost to be recognized in 2010	$(104)	$110
Amortization of loss to be recognized in 2010	634	172

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

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $261,000 for 2009, $265,000 for 2008 and $229,000 for 2007. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. There were no payments under this plan for 2007, 2008 and 2009. Discretionary bonus expense amounted to $403,000, $348,000 and $154,000 in 2009, 2008, and 2007, respectively.

The Company does not offer any postretirement programs other than pensions.

16.	Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2009. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Contract or Notational Amount

	2009	2008
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$1,262	$1,225
Standby and commercial letters of credit	8,904	14,225
Unused lines of credit	143,556	144,653
Unadvanced portions of construction loans	22,699	16,642
Unadvanced portions of other loans	4,407	6,558

Commitments to originate loans, unadvanced portions of construction loans, unused lines of credit and unused letters of credit are generally agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

18.	Other Operating Expenses

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Marketing	$1,518	$1,482	$1,540
Processing services	981	828	806
Legal and audit	1,284	994	776
Postage and delivery	882	922	867
Software maintenance/amortization	794	807	721
Supplies	662	698	759
Consulting	733	832	639
Telephone	585	626	546
Core deposit tangible amortization	388	388	388
Insurance	304	322	380
Director’s fees	256	229	232
Other	1,261	1,552	1,101

Total	$9,648	$9,680	$8,755

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

19.	Fair Values of Financial Instruments

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

SECURITIES HELD-TO-MATURITY AND SECURITIES AVAILABLE-FOR-SALE

The fair value of these securities were based on quoted market prices, where available, as provided by third-party investment portfolio pricing vendors. If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources. Management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy” provided by FASB.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2009		2008
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$398,642	$398,642	$156,168	$156,168
Short-term investments	18,518	18,665	43,814	43,978
Securities available-for-sale	647,796	647,796	495,585	495,585
Securities held-to-maturity	217,643	221,413	184,047	185,433
Net loans	877,125	876,197	824,946	837,064
Accrued interest receivable	5,806	5,806	6,723	6,723
Financial liabilities:
Deposits	1,701,987	1,706,271	1,265,527	1,271,404
Repurchase agreement and other borrowed funds	352,769	359,989	351,068	357,927
Subordinated debentures	36,083	36,136	36,083	41,908
Accrued interest payable	1,116	1,116	1,595	1,595
Standby letters of credit	—	93	—	117

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

20.	Quarterly Results of Operations (unaudited)

	2009 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$19,786	$20,037	$20,194	$19,583
Interest expense	7,337	7,363	8,232	8,791

Net interest income	12,449	12,674	11,962	10,792
Provision for loan losses	2,475	1,250	1,050	1,850

Net interest income after provision for loan losses	9,974	11,424	10,912	8,942
Other operating income	4,861	3,399	3,540	4,670
Operating expenses	11,418	11,228	12,283	11,450

Income before income taxes	3,417	3,595	2,169	2,162
Provision for income taxes	332	413	162	276

Net income	$3,085	$3,182	$2,007	$1,886

Share data:
Average shares outstanding, basic	5,530,297	5,530,297	5,530,724	5,537,781
Average shares outstanding, diluted	5,533,943	5,533,622	5,531,329	5,537,781
Earnings per share, basic	$0.56	$0.58	$0.36	$0.34
Earnings per share, diluted	$0.56	$0.58	$0.36	$0.34

	2008 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$20,570	$20,891	$19,470	$19,762
Interest expense	8,638	8,932	8,814	9,530

Net interest income	11,932	11,959	10,656	10,232
Provision for loan losses	1,450	1,350	925	700

Net interest income after provision for loan losses	10,482	10,609	9,731	9,532
Other operating income	3,499	3,577	3,477	3,422
Operating expenses	10,851	11,051	10,743	10,384

Income before income taxes	3,130	3,135	2,465	2,570
Provision for income taxes	320	576	589	770

Net income	$2,810	$2,559	$1,876	$1,800

Share data:
Average shares outstanding, basic	5,539,043	5,541,345	5,543,781	5,543,804
Average shares outstanding, diluted	5,539,092	5,542,404	5,546,128	5,546,700
Earnings per share, basic	$0.51	$0.46	$0.34	$0.32
Earnings per share, diluted	$0.51	$0.46	$0.34	$0.32

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

21.	Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2009 and 2008 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2009, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS:
Cash	$29,488	$31,588
Investment in subsidiary, at equity	135,459	122,324
Other assets	3,973	2,786

Total assets	$168,920	$156,698

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$107	$112
Subordinated debentures	36,083	36,083
Stockholders’ equity	132,730	120,503

Total liabilities and stockholders’ equity	$168,920	$156,698

Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Income:
Dividends from subsidiary	$2,766	$4,778	$3,611
Interest income from deposits in bank	409	884	1,442
Other income	72	72	72

Total income	3,247	5,734	5,125
Interest expense	2,400	2,400	2,400
Operating expenses	200	165	130

Income before income taxes and equity in undistributed income of subsidiary	647	3,169	2,595
Benefit from income taxes	(720)	(547)	(345)

Income before equity in undistributed income of subsidiary	1,367	3,716	2,940
Equity in undistributed income of subsidiary	8,793	5,330	4,924

Net income	$10,160	$9,046	$7,864

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

	December 31,
	2009	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,160	$9,046	$7,864
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(8,793)	(5,330)	(4,924)
Depreciation and amortization	12	12	12
Increase in other assets	(1,197)	(286)	(495)
Increase (decrease) in liabilities	(5)	5	(39)

Net cash provided by operating activities	177	3,447	2,418

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	(107)	(84)	—
Net proceeds from the exercise of stock options	—	—	51
Cash dividends paid	(2,170)	(2,174)	(2,173)

Net cash used in financing activities	(2,277)	(2,258)	(2,122)

Net increase (decrease) in cash	(2,100)	1,189	296

Cash at beginning of year	31,588	30,399	30,103

Cash at end of year	$29,488	$31,588	$30,399

CENTURY BANCORP, INC.

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2010, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

Boston, Massachusetts
February 23, 2010

CENTURY BANCORP, INC.

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
99 High Street
Boston, Massachusetts 02110

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Managements Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 23, 2010, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
February 23, 2010

CENTURY BANCORP, INC.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 77.

Barry R. Sloane	William P. Hornby, CPA
Co-President & Co-CEO	Chief Financial Officer & Treasurer

February 23, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position

George R. Baldwin	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Roger S. Berkowitz	57	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	79	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	60	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	48	Director, Century Bancorp, Inc.; Director and Senior Vice President, Century Bank and Trust Company
Fraser Lemley	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	54	Director, Co-President and Co-Chief Executive Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Jonathan G. Sloane	51	Director, Co-President and Co-Chief Executive Officer, Century Bancorp, Inc.; Director, Co-President and Co-Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	83	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	56	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Mr. Baldwin became a director of the Company in 1996.  He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of G. Baldwin & Co., which is a financial services firm. He was formerly President and CEO of Kaler Carney Liffler & Co., a regional insurance company. Mr. Baldwin’s experience as President and CEO of a company and expertise in the financial services and insurance industries, which is relevant to insurance and financial service customers of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Mr. Berkowitz became a director of the Company in 1996. He was elected a director of Century Bank/Suffolk in 1989 and has been a director of Century Bank and Trust Company since the banks merged in 1992. Mr. Berkowitz is President and CEO of Legal Sea Foods, Inc. Mr. Berkowitz’ experience as CEO of a major retail organization and expertise in the restaurant industry, which is relevant to retail customers of the Company, has qualified him to serve as a director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He is a Professor Emeritus of Economics at Wellesley College and Senior Scholar of the Davis Center for Russian Studies at Harvard University. Dr. Goldman is also a Trustee of Northeast Investors Trust. Dr. Goldman’s experience as a professor and expertise in economics has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Mr. Higley became a director of the Company in 1996.  He has been a director of Century Bank and Trust Company since 1986. Mr. Higley is an attorney in private practice. Mr. Higley’s experience as an attorney and expertise in the real estate industry, which is relevant to real estate customers of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Ms. Jenkins-Scott became a director of the Company and of Century Bank and Trust Company in 2006. Ms. Jenkins-Scott is President of Boston’s Wheelock College. Ms. Jenkins-Scott experience as President of a college and expertise in the educational field, which is relevant to certain customer relationships of the Company, has qualified her to serve as director of the Company.

Ms. Kay became a director of the Company in 2005.  Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President of Marketing and currently serves as Senior Vice President for Business Development. Ms. Kay’s experience in business development at Century Bank and Trust Company has qualified her to serve as director of the Company.

Mr. Lemley became a director of the Company in 1996.  He has been a director of Century Bank and Trust Company since 1988. Mr. Lemley is Chairman of the Board and CEO of Sentry Auto Group. Mr. Lemley’s experience as CEO of a company and expertise in the automotive industry, which is relevant to certain other customers in the automotive industry of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Mr. Senna became a director of the Company in 1986.  He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney and managing partner of C&S Capital Properties, LLC, a real estate management and development firm. Mr. Senna’s experience as an attorney and expertise in the real estate industry, which is relevant to real estate related customers, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Mr. Barry R. Sloane has been a director of the Company and Century Bank and Trust Company since 1997. Mr. Sloane is Co-President and Co-CEO of Century Bancorp and Co-President and Co-CEO of Century Bank and Trust Company. Mr. Sloane is also a director of BGC Partners, Inc., and a trustee of the Savings Bank Employee Retirement System (SBERA). Mr. Sloane’s experience at the Company as well as his experience at other financial services companies and expertise in the financial services industry has qualified him to serve as director of the Company.

Mr. Jonathan G. Sloane has been employed by the Company or one of its subsidiaries for 27 years and became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1992. Mr. Sloane is currently Co-President and Co-CEO of Century Bancorp Inc. and Co-President and Co-CEO of Century Bank and Trust Company. Mr. Sloane’s tenure and experience as a director and officer of the Company has qualified him to continue to serve.

Mr. Marshall M. Sloane is the founder of the Company and is currently the Chairman of the Board. He founded Century Bank and Trust Company in 1968 and is currently the Chairman of the Board. Mr. Sloane’s extensive banking experience qualifies him to serve as Chairman of the Board.

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is CEO, President and director of Sonesta International Hotels Corporation. Ms Sonnabend’s experience as CEO of a major hotel company and expertise in the travel and leisure industry, which is relevant to travel and leisure related customers of the Company, has qualified her to serve as a director of the Company. Also, her tenure and experience as a director of the Company has qualified her to continue to serve.

Mr. Swansburg became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1992. From 1992 to 1998 he was President and Chief Operating Officer of Century Bank and Trust Company. He is now retired from Century Bank and Trust Company. Mr. Swansburg’s experience as President and Chief Operating Officer of Century Bank and Trust Company and expertise in the banking industry has qualified him to serve as a director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Mr. Westling became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Westling is President Emeritus and Professor of History and Humanities of Boston University. Mr. Westling’s experience as president of a University and expertise in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 83 years old.
Barry R. Sloane	Director, Co-President and Co-CEO; Director, Co-President and Co-CEO, Century Bank and Trust Company. Mr. Sloane is 54 years old.
Jonathan G. Sloane	Director, Co-President and Co-CEO; Director, Co-President and Co-CEO, Century Bank and Trust Company. Mr. Sloane is 51 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 43 years old. He joined the Company in 2007. Formerly he was Senior Vice President at Capital Crossing Bank.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 46 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 49 years old.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 54 years old. He joined the Company in 1999.
Linda Sloane Kay	Senior Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 48 years old. She joined the Company in 1983.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2009.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards No. 61 (The Auditor’s Communication With Those Charged With Governance). The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm as required by applicable standards of the PCAOB. Additionally, the Audit Committee has discussed with KPMG LLP the firm’s independence.

Based on the review and discussions referred to in the paragraph above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

/s/  Joseph J. Senna, Chair
/s/  George R. Baldwin
/s/  Stephanie Sonnabend
/s/  Jon Westling

Nominating Committee

The Company’s Nominating Committee has three director members, Marshall I. Goldman, Stephanie Sonnabend and Jon Westling, each of whom the Board of Directors has determined to be independent under the NASDAQ current listing standards. The Nominating Committee operates pursuant to a written policy. The nominating committee implements the process by identifying a potential candidate and evaluating whether the candidate is eligible and qualified for service. The Committee has developed criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, Board and Company needs and such other criteria as the Committee shall determine to be relevant. The committee’s effectiveness is assessed by reviewing existing Board of Directors attendance and performance; experience, skills and contributions that the existing Director brings to the Board; and independence, prior to nominating an existing director for reelection.

Board Leadership Structure

During 2006, Chairman of the Board and CEO, Marshall M. Sloane, implemented a careful succession plan. At that time the Company decided to separate the CEO and Chairman’s position. The positions were separated to retain Marshall M. Sloane, who is a valuable asset given his history with the Company and his experience, as Chairman. The Company also decided that the most effective way to manage the Company would be to create Co-CEO positions for Barry R. Sloane and Jonathan G. Sloane. The Co-CEOs manage the Company. Marshall M. Sloane continues as Chairman of the Board.

Oversight of Risk

The Board oversees risk through various Board Committees which report directly to the Board. Also, various committees comprised of Company management report to the Board.

The principal Board Committees responsible for overseeing the various elements of risk are the Audit Committee, the Asset Liability Committee and the Executive Committee. The Audit Committee is responsible for monitoring all elements of risk, primarily through its oversight of the internal audit program. The Asset Liability Committee monitors interest rate risk principally through management’s models and simulations. The Executive Committee monitors credit risk through its review of large originators, classified assets, the calculation of the allowance for loan losses and concentrations of credits.

The principal committees comprised of management are Management Committee, Corporate Risk Management Committee, Loan Approval Committee and Asset Liability Pricing Committee. Management Committee is comprised of senior management and is responsible for overseeing all elements of risk. The Corporate Risk Management Committee meets quarterly to address specific elements of risk. Loan Approval Committee is responsible for overseeing credit risk. The Asset Liability Committee oversees interest rate risk. The committees comprised of management report to the Board of Directors, as needed, through senior management’s attendance and reporting at Board of Directors meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers, Directors or beneficial owners of more than 10% of the Company’s Class A Common Stock failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2009, or in prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2009.

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

Composition and Responsibilities of the Compensation Committee

The Compensation Committee is a committee of the Board of Directors composed of Fraser Lemley as Chairman, Jon Westling and Roger S. Berkowitz, each of whom the Board has determined is independent as defined by the FINRA current listing standards.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Co-Chief Executive Officers’, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company does not currently maintain severance contracts, maintains only one change of control provision and did not award stock incentive awards for fiscal year 2009. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee and the Board of Directors took his recommendations into consideration when setting base salaries for fiscal 2009.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. In recognition of the Company’s performance, a select number of discretionary awards were granted for fiscal 2009. Those for the Co-Chief Executive Officers and the other Named Executive Officers are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2009.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2009 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears below.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. Both Co-Chief Executive Officers and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2009 and received matching contributions up to a maximum of $4,900.

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

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired a life insurance policy providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2009.

Co-Chief Executive Officers’ Compensation

In light of the uncertain economic environment that was present in the beginning of 2009, the Company froze Co-Chief Executive Officer base compensation for 2009. However, based on the Company’s better than projected performance during the year, particularly in light of the economic conditions, the Company did grant a $35,000 cash bonus payable to Mr. Barry R. Sloane. Due to Co-Chief Executive Officer Jonathan G. Sloane’s absence for a substantial portion of 2009, the Company determined not to award him with a bonus for 2009. Total compensation granted to the Co-Chief Executive Officers during 2009 is described in the Summary Compensation Table in the statement.

Executive Officer Compensation

Consistent with the decisions regarding Co-CEO base compensation, the Company determined that the base salary compensation for Named Executive Officers, Messrs. David Woonton and Paul Evangelista would also be frozen for 2009. In recognition of the results of the Institutional Services Department under Mr. Brian Feeney’s leadership, Mr. Feeney was awarded a 5% increase. To reward Mr. William Hornby’s contributions to the Company in 2008, Mr. Hornby was awarded a 20% increase. Acknowledging Linda Sloane Kay’s increased management responsibilities and her continued business development success, Ms. Kay’s base salary was increased from $105,000 to $150,000. Additionally, in light of the Company’s better than anticipated financial performance in 2009, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreements

Marshall M. Sloane

In May 2009, the Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $275,000 per year with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of better than anticipated financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2009.

Paul V. Cusick, Jr.

Upon the appointment of William P. Hornby, the Company entered into a consultancy agreement with Mr. Cusick. The Company agreed to pay Mr. Cusick an annual consulting fee of $85,000 until August 1, 2009 at which point the agreement expired.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2009 for filing with the SEC.

/s/ Fraser Lemley, Chairman
/s/ Jon Westling
/s/ Roger S. Berkowitz

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2009 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

						Change
						in Pension
						Value and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
		Salary	Bonus	Awards	Awards	Earnings-	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	September 30, ($)	($)(1)	($)

Marshall M. Sloane (2)	2009	—	—	—	—	—	481,095	481,095
Chairman of the Board,	2008	—	—	—	—	—	427,630	427,630
Century Bancorp, Inc.	2007	—	—	—	—	98,409	406,473	504,882
Century Bank and Trust Company
Barry R. Sloane	2009	442,412	35,000	—	—	365,774	29,921	873,107
Co-President and Co-CEO, Century	2008	442,412	30,000	—	—	695,092	35,581	1,203,085
Bancorp, Inc. Co-President and	2007	429,527	15,000	—	—	8,395	14,346	467,268
Co- CEO, Century Bank and Trust Company
Jonathan G. Sloane	2009	442,412	—	—	—	344,015	17,338	803,765
Co-President and Co-CEO, Century	2008	442,412	30,000	—	—	243,623	16,281	732,316
Bancorp, Inc. Co-President and Co- CEO, Century Bank and Trust Company	2007	429,527	15,000	—	—	—	15,288	459,815
David B. Woonton	2009	276,706	20,000	—	—	243,416	10,907	551,029
Executive Vice President,	2008	276,706	15,000	—	—	182,072	10,332	484,110
Century Bank and Trust Company	2007	268,646	7,000	—	—	85,099	9,781	370,526
Paul A. Evangelista	2009	276,706	20,000	—	—	171,039	9,224	476,969
Executive Vice President,	2008	276,706	15,000	—	—	109,783	8,285	409,774
Century Bank and Trust Company	2007	260,575	7,000	—	—	41,910	7,881	317,366
Brian J. Feeney	2009	210,008	20,000	—	—	89,004	6,132	325,144
Executive Vice President,	2008	200,008	15,000	—	—	29,158	4,397	248,563
Century Bank and Trust Company	2007	185,857	5,000	—	—	9,290	3,814	203,961
William P. Hornby (3)	2009	225,008	20,000	—	—	19,178	6,242	270,428
Chief Financial Officer and	2008	187,007	15,000	—	—	—	5,700	207,707
Treasurer, Century Bancorp, Inc.	2007	110,480	5,000	—	—	—	1,948	117,428
and Century Bank and Trust Company
Linda Sloane Kay	2009	150,006	20,000	—	—	27,565	5,922	203,493
Senior Vice President	2008	105,005	10,000	—	—	7,801	2,889	125,695
Century Bank and Trust Company	2007	96,889	4,750	—	—	3,928	13,317	118,884

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.

(2)	This amount, for 2009, includes $275,000 for consulting services, $128,699 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $28,750 for Director fees, $25,000 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

(3)	Mr. Hornby joined the Company during April of 2007; his salary reflects payment for the partial year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2009. No stock awards are unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date

Marshall M. Sloane	—	—	—	—	—
Chairman of the Board
Barry R. Sloane	7,000	—	—	31.83	09/17/14
Co-President and Co-CEO
Jonathan G. Sloane	6,000	—	—	15.063	01/16/11
Co-President and Co-CEO	6,000	—	—	22.50	04/01/12
	6,000	—	—	26.68	01/21/13
	7,000	—	—	31.83	09/17/14
David B. Woonton	2,000	—	—	15.063	01/16/11
Executive Vice President	2,000	—	—	22.50	04/01/12
Century Bank and Trust Company	2,000	—	—	26.68	01/21/13
	2,500	—	—	31.83	09/17/14
Paul A. Evangelista	2,000	—	—	22.50	04/01/12
Executive Vice President	2,000	—	—	26.68	01/21/13
Century Bank and Trust Company	2,500	—	—	31.83	09/17/14
Brian J. Feeney	500	—	—	15.063	01/16/11
Executive Vice President	500	—	—	22.50	04/01/12
Century Bank and Trust Company	500	—	—	26.68	01/21/13
	600	—	—	31.83	09/17/14
William P. Hornby	—	—	—	—	—
Chief Financial Officer and Treasurer
Linda Sloane Kay	100	—	—	22.50	04/01/12
Senior Vice President	250	—	—	26.68	01/21/13
Century Bank and Trust Company	350	—	—	31.83	09/17/14

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

			Present
			Value of
			Accumulated	Payments
			Benefit	During Last
		Number of Years	9/30/2009	Fiscal Year
		Credited Service	($)	9/30/2009
Name	Plan Name	(#)	(1)	($)

Marshall M. Sloane	Defined Benefit	33	667,641	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	6	63,274	—
Co-President and Co-CEO	Pension Plan
Jonathan G. Sloane	Defined Benefit	29	478,602	—
Co-President and Co-CEO	Pension Plan
David B. Woonton	Defined Benefit	10	199,476	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	10	133,711	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	20	157,887	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan
Linda Sloane Kay	Defined Benefit	9	34,181	—
Senior Vice President	Pension Plan
Century Bank and Trust Company

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.50% for 9/30/09 and 5.75% for 9/30/08 and the Mortality Table used is the 2009 Mortality Table.

(2)	Not a member of the Deferred Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

				Payments
			Present Value of	During
			Accumulated	Last Fiscal
		Number of Years	Benefit-	Year-
		Credited Service	9/30/2009	9/30/2009
Name	Plan Name	(#)	($)(1)	($)

Marshall M. Sloane (2)	Supplemental Executive	33	3,559,446	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane	Supplemental Executive	8	1,045,020	—
Co-President and Co-CEO	Insurance/Retirement Plan
Jonathan G. Sloane (2)	Supplemental Executive	29	1,768,842	—
Co-President and Co-CEO	Insurance/Retirement Plan
David B. Woonton (2)	Supplemental Executive	10	875,310	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista (2)	Supplemental Executive	10	472,831	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney (2)	Supplemental Executive	2	56,961	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby (2)	Supplemental Executive	1	19,178	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan
Linda Sloane Kay (2)	Supplemental Executive	1	14,871	—
Senior Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.50% and the Mortality Table used is the 2009 Mortality Table.

(2)	As of January 1, 2009, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 100%, 47.5%, 62.5%, 62.5%, 0%, 0% and 0% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive an $10,000 retainer per year, $250 per Company Board meeting attended, $750 per Bank Board meeting attended and $500 per committee meeting attended. Joseph Senna receives $1,000 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2009

	Fees Earned or
	Paid in	All Other
Name	Cash ($)	Compensation ($)	Total ($)

George R. Baldwin	28,500	—	28,500
Roger S. Berkowitz	23,250	—	23,250
Marshall I. Goldman	21,250	—	21,250
Russell B. Higley	23,750	—	23,750
Jackie Jenkins-Scott	24,000	—	24,000
Linda Sloane Kay	—	—	—
Fraser Lemley	27,000	—	27,000
Joseph J. Senna	30,250	—	30,250
Barry R. Sloane	—	—	—
Jonathan G. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	25,000	—	25,000
George F. Swansburg(2)	28,750	14,500	43,250
Jon Westling	23,500	—	23,500

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2009, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2009, there were 3,515,767 shares of Class A Common Stock and 2,014,530 shares of Class B Common Stock outstanding.

	Class A		% A	Class B		% B
Name and Address of Beneficial Owner	Owned		Owned	Owned		Owned

Sandler O’Neill Asset Management, LLC(12)	300,300		8.54%
780 Third Avenue, New York, NY 10017
Wellington Management Company, LLP(9)	297,847		8.47%
75 State Street, Boston, MA 02109
Castine Capital Management, LLC(11)	238,040		6.77%
One International Place, Suite 2401, Boston, MA 02110
Jacobs Asset Management(10)	201,099		5.72%
One Fifth Avenue, New York, NY 10003
Marshall M. Sloane(a)	30,850	(1)	0.88%	1,695,930	(2)	84.18%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.17%
Roger S. Berkowitz(a)	5,807		0.17%
Paul A. Evangelista(b)	1,720		0.05%
Brian J. Feeney(b)	113		0.00%
Marshall I. Goldman(a)	4,625	(3)	0.13%	30,000	(4)	1.49%
Russell B. Higley, Esquire(a)	4,698		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	9,176	(6)	0.26%	60,000		2.98%
Fraser Lemley(a)	14,440		0.41%
Joseph J. Senna(a)	43,218	(5)	1.23%
Barry R. Sloane(a)(b)	3,596	(8)	0.10%
Jonathan G. Sloane(a)(b)	3,822	(7)	0.11%	60,000		2.98%
Stephanie Sonnabend(a)	3,608		0.10%
George F. Swansburg(a)	30,040		0.85%
Jon Westling(a)	5,233		0.15%
David B. Woonton(b)	—		0.00%
All directors and officers as a group (18 in number) (iii)	167,305		4.76%	1,845,930		91.63%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,024 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,430 shares held by Sloane Family Enterprises LP, and does not include 120,000 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 120,000 shares and 1,694,430 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 34,800 shares owned by Mr. Senna’s spouse.

(6)	Includes 9,051 shares owned by Ms. Kay’s spouse and 10 shares owned by Ms. Kay’s children.

(7)	Includes 83.43 shares owned by Mr. Jonathan Sloane’s spouse and includes 394 shares owned by Mr. Jonathan Sloane’s children.

(8)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse.

(9)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Wellington Management Company, LLP on February 12, 2010.

(10)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 16, 2010.

(11)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Castine Capital Management, LLC on February 12, 2010.

(12)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Sandler O’Neill Asset Management, LLC on February 12, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Directors and Officers of the Company and Bank and members of their immediate family are at present, as in the past, customers of the Bank and have transactions with the Bank in the ordinary course of business. In addition, certain of the Directors are at present, as in the past, also Directors, Officers or Stockholders of corporations or members of partnerships that are customers of the Bank and have transactions with the Bank in the ordinary course of business. Such transactions with Directors and Officers of the Company and the Bank and their families and with such corporations and partnerships were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other features unfavorable to the Bank. The Directors annually approve amounts to be paid to related parties for services rendered. The Company reviews related party transactions monthly.

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

	Fiscal 2009	Fiscal 2008
Description of Fees	Amount	Amount

Audit fees(1)	$356,500	$341,750
Audit-related fees(2)	11,550	13,400
Tax fees(3)	38,000	38,600
Other fees	—	—

	$406,050	$393,750

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of Income — Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows-Years Ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10Q.
3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	Supplemental Executive Retirement and Insurance Plan, as amended on December 1, 2008, incorporated by reference previously filed with an 8-K filed on January 21, 2009.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.5	Supplemental Executive Retirement and Insurance plan, as amended on July 14, 2009, incorporated by reference previously filed with an 8-K filed on July 16, 2009.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.10	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.11	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Paul V. Cusick, Jr. dated as of June 28, 2007, incorporated by reference previously filed with an 8-K filed on June 29, 2007.
10.12	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.13	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
14	Code of ethics, amended February 12, 2008, incorporated by reference previously filed with an 8-K filed on February 19, 2008.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Co-Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2010.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ Stephanie Sonnabend Stephanie Sonnabend, Director

/s/ Roger S. Berkowitz Roger S. Berkowitz, Director	/s/ George F. Swansburg George F. Swansburg, Director

/s/ Marshall I. Goldman Marshall I. Goldman, Ph.D., Director	/s/ Jon Westling Jon Westling, Director

/s/ Russell B. Higley Russell B. Higley, Esquire, Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman

/s/ Jackie Jenkins-Scott Jackie Jenkins-Scott, Director	/s/ Barry R. Sloane Barry R. Sloane, Director, Co-President and Co-Chief Executive Officer
/s/ Linda Sloane Kay Linda Sloane Kay, Director Senior Vice President, Century Bank and Trust Company	Jonathan G. Sloane, Director, Co-President and Co-Chief Executive Officer

/s/ Fraser Lemley Fraser Lemley, Director	/s/ William P. Hornby William P. Hornby, CPA, Chief Financial Officer and Treasurer

/s/ Joseph Senna Joseph Senna, Director	/s/ Anthony C. LaRosa Anthony C. LaRosa, CPA, Senior Vice President, Century Bank and Trust Company, Principal Accounting Officer