Form 10-Q
period 2010-03-31
CENTURY BANCORP INC
filed 2010-05-05
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of April 30, 2010, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,518,917 Shares
Class B Common Stock, $1.00 par value	2,011,380 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$38,127	$42,627
Federal funds sold and interest-bearing deposits in other banks	181,461	356,015

Total cash and cash equivalents	219,588	398,642

Short-term investments	135,975	18,518

Securities available-for-sale, amortized cost $787,568 and $641,010, respectively	798,128	647,796
Securities held-to-maturity, fair value $235,039 and $221,413, respectively	229,502	217,643
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial and industrial	138,656	141,061
Construction and land development	56,541	60,349
Commercial real estate	371,504	361,823
Residential real estate	189,428	188,096
Home equity	117,698	118,076
Consumer and other	7,296	7,720

Total loans, net	881,123	877,125
Less: allowance for loan losses	13,229	12,373

Net loans	867,894	864,752

Bank premises and equipment	21,176	21,015
Accrued interest receivable	6,372	5,806
Goodwill	2,714	2,714
Core deposit intangible	799	896
Other assets	58,788	60,722

Total assets	$2,356,467	$2,254,035

Liabilities

Deposits:
Demand deposits	$278,338	$279,874
Savings and NOW deposits	629,115	575,592
Money market accounts	515,740	553,883
Time deposits	399,657	292,638

Total deposits	1,822,850	1,701,987

Securities sold under agreements to repurchase	113,460	118,745
Other borrowed funds	211,968	234,024
Subordinated debentures	36,083	36,083
Due to broker	4,546	—
Other liabilities	29,582	30,466

Total liabilities	2,218,489	2,121,305

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,515,917 shares and 3,515,767 shares, respectively	3,516	3,516
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,014,380 and 2,014,530 shares, respectively	2,014	2,014
Additional paid-in capital	11,376	11,376
Retained earnings	123,004	120,125

	139,910	137,031
Unrealized gains on securities available-for-sale, net of taxes	6,376	4,129
Pension liability, net of taxes	(8,308)	(8,430)

Total accumulated other comprehensive loss, net of taxes	(1,932)	(4,301)

Total stockholders’ equity	137,978	132,730

Total liabilities and stockholders’ equity	$2,356,467	$2,254,035

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended March 31,
	2010	2009
Interest income
Loans	$12,112	$11,789
Securities held-to-maturity	1,985	2,223
Securities available-for-sale	5,033	5,029
Federal funds sold and interest-bearing deposits in other banks	378	542

Total interest income	19,508	19,583

Interest expense
Savings and NOW deposits	1,221	1,396
Money market accounts	1,224	1,935
Time deposits	1,708	2,607
Securities sold under agreements to repurchase	219	208
Other borrowed funds and subordinated debentures	2,411	2,645

Total interest expense	6,783	8,791

Net interest income	12,725	10,792

Provision for loan losses	1,575	1,850

Net interest income after provision for loan losses	11,150	8,942

Other operating income
Service charges on deposit accounts	1,923	2,022
Lockbox fees	700	741
Net gain on sales of investments	378	978
Other income	1,258	929

Total other operating income	4,259	4,670

Operating expenses
Salaries and employee benefits	6,925	6,888
Occupancy	1,068	1,145
Equipment	550	628
FDIC assessments	650	493
Other	2,373	2,296

Total operating expenses	11,566	11,450

Income before income taxes	3,843	2,162

Provision for income taxes	421	276

Net income	$3,422	$1,886

Share data:
Weighted average number of shares outstanding, basic	5,530,297	5,537,781
Weighted average number of shares outstanding, diluted	5,533,070	5,537,781
Net income per share, basic	$0.62	$0.34
Net income per share, diluted	$0.62	$0.34
Cash dividends paid:
Class A common stock	$0.12	$0.12
Class B common stock	$0.06	$0.06
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2010 and 2009

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(In thousands)

Balance at December 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503
Net income	—	—	—	1,886	—	1,886
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $745 in taxes and $978 in realized net gains	—	—	—	—	1,159	1,159
Pension liability adjustment, net of $82 in taxes	—	—	—	—	123	123

Comprehensive income						3,168
Stock repurchased, 3,800 shares	(3)	—	(41)	—	—	(44)
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(421)	—	(421)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(122)	—	(122)

Balance at March 31, 2009	$3,508	$2,027	$11,434	$113,478	$(7,363)	$123,084

Balance at December 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730
Net income	—	—	—	3,422	—	3,422

Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $1,527 in taxes and $378 in realized net gains	—	—	—	—	2,247	2,247
Pension liability adjustment, net of $81 in taxes	—	—	—	—	122	122

Comprehensive income						5,791
Conversion of class B common stock to class A common stock, 150 shares	—	—	—	—	—	—
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(421)	—	(421)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(122)	—	(122)

Balance at March 31, 2010	$3,516	$2,014	$11,376	$123,004	$(1,932)	$137,978

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,422	$1,886
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of investments	(378)	(978)
Provision for loan losses	1,575	1,850
Deferred income taxes	(471)	(675)
Net depreciation and amortization	1,474	1,056
Increase in accrued interest receivable	(566)	(175)
Decrease (increase) in other assets	781	(1,605)
(Decrease) increase in other liabilities	(669)	1,381

Net cash provided by operating activities	5,168	2,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	5,633	6,435
Purchase of short-term investments	(123,090)	(72,272)
Proceeds from maturities of securities available-for-sale	121,737	101,798
Proceeds from sales of securities available-for-sale	14,229	30,973
Purchase of securities available-for-sale	(278,267)	(149,896)
Proceeds from maturities of securities held-to-maturity	22,360	20,122
Purchase of securities held-to-maturity	(34,389)	(67,818)
Net increase in loans	(4,705)	(6,471)
Capital expenditures	(709)	(181)

Net cash used in investing activities	(277,201)	(137,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	107,019	5,606
Net increase in demand, savings, money market and NOW deposits	13,844	201,058
Net payments for the repurchase of stock	—	(44)
Cash dividends	(543)	(543)
Net decrease in securities sold under agreements to repurchase	(5,285)	(1,718)
Net decrease in other borrowed funds	(22,056)	(75,136)

Net cash provided by financing activities	92,979	129,223

Net decrease in cash and cash equivalents	(179,054)	(5,347)
Cash and cash equivalents at beginning of period	398,642	156,168

Cash and cash equivalents at end of period	$219,588	$150,821

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,768	$8,918
Income taxes	860	108
Change in unrealized gains on securities available-for-sale, net of taxes	2,247	1,159
Pension liability adjustment, net of taxes	122	123
Due to broker	4,546	23,101
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three Months Ended March 31, 2010 and 2009
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s Quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.
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
On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Assets Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury made $250 billion of capital available (from the $750 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the U. S. Treasury’s standards for executive compensation, dividend restrictions and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine large financial institutions had already agreed to participate in the TARP Capital Purchase Program. Subsequently, a number of smaller institutions had participated in the TARP Capital Purchase Program. On December 18, 2008, the Company announced in a press release, it had received preliminary approval from the U.S. Treasury to participate in the TARP Capital Purchase Program, in an amount up to $30 million in the form of Century Bancorp, Inc. preferred stock and warrants to purchase Class A common stock. In light of uncertainty surrounding additional restrictions that may be imposed on participants under pending legislation, the Company, on January 14, 2009, informed the U.S. Treasury that it would not be closing on the transaction on January 16, 2009, as originally scheduled. The Company subsequently withdrew its application.
On October 14, 2008, the U. S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, as amended, the FDIC will guarantee certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC will fully guarantee deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100-basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP. The TAGP has been extended through June 30, 2010. The annual assessment rate that will apply during the extension period will be either 15, 20 or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. On April 13, 2010 the FDIC approved an interim rule to extend the TAGP to December 31, 2010. The Company anticipates that it will continue to participate in the TAGP through December 31, 2010. The interim rule gives the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension.
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
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $8.2 million as of March 31, 2010. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.
Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	March 31, 2010
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	68,637	$26.09
Cancelled	(975)	25.70

Outstanding at end of period	67,662	$26.09

Exercisable at end of period	67,662	$26.09

Available to be granted at end of period	203,884

On March 31, 2010, the outstanding options to purchase 67,662 shares of Class A common stock have exercise prices between $15.06 and $35.01, with a weighted average exercise price of $26.09 and a weighted average remaining contractual life of 3.0 years. The intrinsic value of options exercisable at March 31, 2010 had an aggregate value of $73,200.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first three months of 2010.

Note 4. Securities Available-for-Sale

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$1,998	$10	$—	$2,008	$1,998	$5	$—	$2,003
U.S. Government Sponsored Enterprises	268,057	525	222	268,360	192,942	374	952	192,364
Small Business Administration	10,485	—	105	10,380	—	—	—	—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	466,160	11,148	244	477,064	410,181	8,855	524	418,512
Privately Issued Residential Mortgage Backed Securities	5,088	—	234	4,854	5,383	—	473	4,910
Privately Issued Commercial Mortgage Backed Securities	398	7	—	405	537	7	—	544
Obligations Issued by States and Political Subdivisions	32,040	125	470	31,695	26,627	130	468	26,289
Other Debt Securities	2,300	—	37	2,263	2,300	—	41	2,259
Equity Securities	1,042	100	43	1,099	1,042	71	198	915

Total	$787,568	$11,915	$1,355	$798,128	$641,010	$9,442	$2,656	$647,796

Included in U.S. Government Sponsored Enterprise Securities and U. S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $364,488,000 and $322,064,000 at March 31, 2010 and December 31, 2009, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank amounting to $165,349,000 and $172,497,000 at March 31, 2010 and December 31, 2009 respectively. The Company realized gross gains of $378,000 from the proceeds of $14,229,000 from the sales of available-for-sale securities for the three months ended March 31, 2010. The Company realized gross gains of $978,000 from the proceeds of $30,973,000 from the sales of available-for-sale securities for the three months ended March 31, 2009.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2010.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within one year	$38,639	$39,447
After one but within five years	615,358	624,721
After five but within ten years	108,450	109,190
More than 10 years	22,580	22,208
Non-maturing	2,542	2,562

Total	$787,569	$798,128

The weighted average remaining life of investment securities available-for-sale at March 31, 2010 was 3.8 years. Included in the weighted average remaining life calculation at March 31, 2010 was $259,407,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2010. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 33 and 15 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 304 holdings at March 31, 2010.
As of March 31, 2010, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities with unrealized losses and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities were primarily caused by changes in credit spreads and liquidity issues in the marketplace.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary. In the case of privately issued mortgage-backed securities, the performance of the underlying loans is analyzed as deemed necessary to determine the estimated future cash flows of the securities. Factors considered include the level of subordination, current and estimated future default rates, current and estimated prepayment rates, estimated loss severity rates, geographic concentrations and origination dates of underlying loans. In the case of marketable equity securities, the severity of the unrealized loss, the length of time the unrealized loss has existed, and the issuer’s financial performance are considered.

	March 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Temporarily Impaired Investments*

U.S. Government Sponsored Enterprises	$100,210	$222	$—	$—	$100,210	$222
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	32,719	227	10,768	17	43,487	244
Privately Issued Residential Mortgage Backed Securities	—	—	4,854	234	4,854	234
Privately Issued Commercial Mortgage Backed Securities	—	—	—	—	—	—
Obligations Issued by States and Political Subdivisions	3,578	189	4,393	281	7,971	470
SBA Backed Securities	10,380	105	—	—	10,380	105
Other Debt Securities	—	—	1,463	37	1,463	37
Equity Securities	—	—	578	43	578	43

Total temporarily impaired securities	$146,887	$743	$22,056	$612	$168,943	$1,355

*	At March 31, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010. Excluded from the table above are two equity securities that were written down by $76,000. The fair value is $131,000 with an unrealized gain of $22,000. These stocks were deemed to be other than temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2009. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 41 and 17 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 287 holdings at December 31, 2009. The Company believes that the investments are temporarily impaired.

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Temporarily Impaired Investments*
U.S. Government Sponsored Enterprises	$127,259	$952	$—	$—	$127,259	$952
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	51,903	428	11,752	96	63,655	524
Privately Issued Residential Mortgage Backed Securities	—	—	4,910	473	4,910	473
Obligations Issued by States and Political Subdivisions	3,427	187	4,393	281	7,820	468
Other Debt Securities	—	—	1,459	41	1,459	41
Equity Securities	—	—	495	198	495	198

Total temporarily impaired securities	$182,589	$1,567	$23,009	$1,089	$205,598	$2,656

*	At December 31, 2009, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009. Excluded from the table above are two equity securities that were written down by $76,000. The fair value is $121,000 with an unrealized gain of $12,000. These stocks were deemed to be other than temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.
Note 5. Investment Securities Held-to-Maturity

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)
U.S. Government Sponsored Enterprises	$89,599	$123	$202	$89,520	$69,555	$36	$707	$68,884
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	139,903	5,616	—	145,519	148,088	4,490	49	152,529

Total	$229,502	$5,739	$202	$235,039	$217,643	$4,526	$756	$221,413

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $19,994,000 and $9,036,000 at March 31, 2010 and December 31, 2009, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $107,963,000 and $83,693,000 at March 31, 2010 and December 31, 2009, respectively.
At March 31, 2010 and December 31, 2009, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2010.

	Amortized	Fair
	Cost	Value
	(In thousands)
Within one year	$6,559	$6,635
After one but within five years	177,630	183,204
After five but within ten years	45,313	45,200

Total	$229,502	$235,039

The weighted average remaining life of investment securities held-to-maturity at March 31, 2010 was 3.9 years. Included in the weighted average remaining life calculation at March 31, 2010 were $89,599,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2010. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 5 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 97 holdings at March 31, 2010.
As of March 31, 2010, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell this debt security and it is not likely that it will be required to sell this debt security before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on this security are from an issuer that is investment grade.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit notary of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	March 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Temporarily Impaired Investments*

U.S. Government Sponsored Enterprises	$34,783	$202	$—	$—	$34,783	$202

Total temporarily impaired securities	$34,783	$202	$—	$—	$34,783	$202

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises related primarily to interest rates and not credit quality and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.
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
Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2010	2009	2010	2009
	(In thousands)
Service cost	$213	$196	$147	$113
Interest	333	308	233	233
Expected return on plan assets	(342)	(281)	—	—
Recognized prior service cost (benefit)	(26)	(29)	27	27
Recognized net actuarial losses	159	171	43	35

Net periodic benefit cost	$337	$365	$450	$408

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1,275,000 to the Pension Plan in 2010. As of March 31, 2010, $318,750 of the contribution had been made. The Company expects to contribute an additional $956,250 by the end of the year.
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

The results of the fair value hierarchy as of March 31, 2010 are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:
Securities AFS :

	Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury	$2,008	$—	$2,008	$—
U.S. Government Sponsored Enterprises	268,360	—	268,360	—
SBA Backed Securities	10,380	—	10,380	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	477,064	—	477,064	—
Privately Issued Residential Mortgage Backed Securities	4,854	—	4,854	—
Privately Issued Commercial Mortgage Backed Securities	405	—	405	—
Obligations Issued by States and Political Subdivisions	31,695	—	16,817	14,878

Other Debt Securities	2,263	—	2,263	—
Equity Securities	1,099	865	—	234

Total	$798,128	$865	$782,151	$15,112

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	1,879	—	—	1,879
Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relates to impaired loans recognized for the three month period ended March 31, 2010 for the estimated credit loss amounted to $443,000. The Company uses discounts to appraisals based on management’s observations of the local real estate market for loans in this category. There were no transfers of financial instruments to or from Level 1 and Level 2 classifications.
The changes in Level 3 securities for the three month period ended March 31, 2010 are shown in the table below:

		Obligations
		Issued by
		States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
	(In thousands)
Balance at December 31, 2009	$7,820	$5,623	$234	$13,677
Purchases	—	3,053	—	3,053

Maturities	—	(1,618)	—	(1,618)

Balance at March 31, 2010	$7,820	$7,058	$234	$15,112

The amortized cost of Level 3 securities was $15.6 million with an unrealized loss of $500,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The changes in Level 3 securities for the three month period ended March 31, 2009 are shown in the table below:

		Obligations
		Issued by
		States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
	(In thousands)
Balance at December 31, 2008	$—	$3,300	$170	$3,470
Purchases	—	957	—	957
Maturities	—	(450)	—	(450)
Reclassification	21,061	—	—	21,061

Balance at March 31, 2009	$21,061	$3,807	$170	$25,038

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
Securities available-for-sale totaling $15.1 million, or 0.64% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified from Level 2 to Level 3 at the end of the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$219,588	$219,588	$398,642	$398,642
Short-term investments	135,975	135,935	18,518	18,665

Securities available-for-sale	798,128	798,128	647,796	647,796
Securities held-to-maturity	229,502	235,039	217,643	221,413
Net loans	881,123	892,597	877,125	876,197
Accrued interest receivable	6,372	6,372	5,806	5,806
Financial liabilities:
Deposits	1,822,850	1,827,146	1,701,987	1,706,271
Repurchase agreement and other borrowed funds	325,428	332,862	352,769	359,989
Subordinated debentures	36,083	37,236	36,083	36,136
Accrued interest payable	1,051	1,051	1,116	1,116
Standby letters of credit	—	16	—	93
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
Note 9. Recent Accounting Developments
FASB ASC 860, Transfers and Servicing (formerly Statement of Financial Accounting Standards No.166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”). In June, 2009, the FASB issued FASB ASC 860. FASB ASC 860 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FASB ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The adoption of this Statement did not have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.
FASB ASC 810, Consolidation (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”). In June 2009, the FASB issued FASB ASC 810. FASB ASC 810 was issued to improve financial reporting by enterprises involved with variable interest entities, specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB ASC 860 and (2) constituent concerns about the application of certain key provisions of FASB ASC 860, including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The adoption of this Statement did not have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.
In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this Statement did not have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.
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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.4 billion as of March 31, 2010. The Company presently operates 22 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
During October 2008, the Company received regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch closed in January 2009.
During August 2009, the Company entered into a lease agreement to open a branch located at Coolidge Corner in Brookline, Massachusetts. The branch opened on April 27, 2010.
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
The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a full-service securities brokerage business.

The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 50% of the 351 cities and towns in Massachusetts.
Earnings for the first quarter ended March 31, 2010 were $3,422,000, or $0.62 per share diluted, compared to net income of $1,886,000, or $0.34 per share diluted, for the first quarter ended March 31, 2009.
Net interest income totaled $12.7 million for the first three months of 2010 compared to $10.8 million for 2009. The 17.9% increase in net interest income for the period is mainly due to a 23.7% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was partially offset by a decrease of two basis points in the net interest margin. The net interest margin decreased from 2.57% on a fully taxable equivalent basis in 2009 to 2.55% on the same basis for 2010.
Throughout 2008, the Company had seen improvement in its net interest margin; however, the first quarter of 2009 reflects a decrease in the net interest margin with a modest increase during the second quarter and third quarter of 2009 followed by a decrease during the fourth quarter of 2009 and the first quarter of 2010 as illustrated in the graph below:
The primary factors accounting for the increase in the net interest margin for 2008 are:
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
The primary factor accounting for the general decrease in the net interest margin during 2009 and 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments.
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended March 31, 2010, the loan loss provision was $1.6 million compared to a provision of $1.9 million for the same period last year for a decrease of $275,000. The decrease in the provision was due to a decrease in loans on nonaccrual.
Nonperforming loans decreased to $11.9 million at March 31, 2010 from $14.7 million on March 31, 2009.
The Company capitalized on favorable market conditions and realized $378,000 of net gains on sales of investments during the quarter ended March 31, 2010. Included in operating expenses for the quarter ended March 31, 2010 are FDIC assessments of $650,000, as compared to $493,000 for 2009. FDIC assessments increased primarily as a result of an increase in the assessment rate as well as an increase in the deposit base.
For the first quarter of 2010, the Company’s effective income tax was 11.0% compared to 12.8% for last year’s corresponding quarter. The effective income tax rate decreased primarily as a result of increased levels of tax-exempt income .
Financial Condition
Loans
On March 31, 2010, total loans outstanding, net, were $881.1 million, an increase of 4.6% from the total on December 31, 2009. At March 31, 2010, commercial real estate loans accounted for 42.2% and residential real estate loans, including home equity loans, accounted for 34.9% of total loans.
Commercial and industrial loans decreased to $138.7 million at March 31, 2010 from $141.1 million on December 31, 2009. Construction loans decreased to $56.5 million at March 31, 2010 from $60.3 million on December 31, 2009.
Allowance for Loan Losses
The allowance for loan loss at March 31, 2010 was $13.2 million as compared to $12.4 million at December 31, 2009. This increase was due to the provision for loan losses exceeding net loan charge offs for the three months ended March 31, 2010 as shown in the table below. The provision for loan losses decreased by $275,000 from $1.9 million to $1.6 million; this decrease in the provision was due to a decrease in nonperforming loans. Also, the level of the allowance for loan losses to total loans increased from 1.49% at December 31, 2009 to 1.50% at March 31, 2010. This increase was due to the provision for loan losses exceeding net loan charge offs for the three months ended March 31, 2010. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:
•	Small business loans: The outstanding loan balances of small business loans is $50.2 million at March 31, 2010. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

•	Construction loans: The outstanding loan balance of construction loans at March 31, 2010 is $56.5 million. A major factor in nonaccrual loans is two large construction loans. Based on this fact, and the general local construction conditions facing construction, the management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $431.2 million at March 31,

2010. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans.
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended
	March 31,
	(In thousands)
	2010	2009
Allowance for loan losses, beginning of period	$12,373	$11,119
Loans charged off	(832)	(640)
Recoveries on loans previously charged-off	113	193

Net charge-offs	(719)	(447)
Provision charged to expense	1,575	1,850

Allowance for loan losses, end of period	$13,229	$12,522

Due to current economic conditions the Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccruing loans	$11,857	$12,311
Loans past due 90 days or more and still accruing	$312	$—
Other real estate owned	$—	$—
Nonaccruing loans as a percentage of total loans	1.35%	1.40%
Accruing troubled debt restructures	$877	$521
Cash and Cash Equivalents
Cash and cash equivalents remained relatively stable during the first quarter of 2010.
Short-term Investments
Short-term investments increased mainly as a result of increases in interest bearing deposits. Interest bearing deposits increased mainly because of increases in savings and NOW deposits and time deposits. The increase was primarily from deposits from municipalities.

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
     Securities Available-for-Sale (at Fair Value)

	March 31, 2010	December 31, 2009
	(In thousands)
U.S Treasury	$2,008	$2,003
U.S. Government Sponsored Enterprises	268,360	192,364
Small Business Administration	10,380	—
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	477,064	418,512
Privately Issued Residential Mortgage-backed Securities	4,854	4,910
Privately Issued Commercial Mortgage-backed Securities	405	544
Obligations issued by States and Political Subdivisions	31,695	26,289
Other Debt Securities	2,263	2,259
Equity Securities	1,099	915

Total Securities Available-for-Sale	$798,128	$647,796

During the first three months of 2010 the Company capitalized on favorable market conditions and realized $378,000 of gains on sales of investments. The sales of investments represented three U.S. Government Sponsored Enterprise bonds totaling $14.2 million.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
Securities Held-to-Maturity (at Amortized Cost)

	March 31, 2010	December 31, 2009
	(In thousands)
U.S. Government Sponsored Enterprises	$89,599	$69,555
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	139,903	148,088

Total Securities Held-to-Maturity	$229,502	$217,643

At March 31, 2010 and December 31, 2009, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
Securities Available-for-Sale
The securities available-for-sale portfolio totaled $798.1 million at March 31, 2010, an increase of 23.2% from December 31, 2009. Purchases of securities available-for-sale totaled $278.3 million for the three months ended March 31, 2010. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.8 years.
Included in Obligations Issued by States and Political Subdivisions as of March 31, 2010, are $7.8 million of ARS’s and $12.3 million of VRDN’s with unrealized losses of $500,000 for ARS’s. VRDN’s fair value is estimated to equal the cost. These debt securities were issued by governmental entities, but are not necessarily debt obligations of the issuing entity. Of the total of $20.1 million of ARS’s and VRDN’s, $10.0 million are obligations of governmental entities and the remainder are obligations of large non-profit entities. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARS’s and by prevailing market rates for VRDN’s. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second and third quarters of 2008 to take advantage of yields available at that time due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligors. As of March 31, 2010, the weighted average taxable equivalent yield on these securities was 0.42%.
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
Securities available-for-sale totaling $15.1 million, or 0.64% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $229.5 million on March 31, 2010, a decrease of 5.4% from the total on December 31, 2009. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.9 years.
Federal Home Loan Bank of Boston Stock
The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the year ended December 31, 2009, the FHLBB reported a net loss of $186.8 million resulting from the recognition of $444.1 million of impairment losses which were recognized through income. For the first quarter ended March 31, 2010, the FHLBB reported net income of $22.9 million. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of March 31, 2010. The Company will continue to monitor its investment in FHLBB stock.
Deposits and Borrowed Funds
On March 31, 2010, deposits totaled $1.82 billion, representing a 7.1% increase in total deposits from December 31, 2009. Total deposits increased primarily as a result of increases in savings and NOW and time deposits . Savings and NOW and time deposits increased mainly because the Company competed more aggressively for these types of deposits during the first three months of the year. Borrowed funds totaled $325.4 million compared to $352.8 million at December 31, 2009. Borrowed funds decreased due to the maturity of short-term borrowings.
The Company also participates in the Certificate of Deposit Registry Service (“CDARS”) program. CDARS is a private, patented, for-profit service that breaks up large deposits (from individuals, companies, nonprofits, public funds, etc.) and places them across a network of about 2,700 banks and savings associations around the United States. This allows depositors to deal with a single bank that participates in CDARS but avoid having funds above the FDIC deposit insurance limits in any one bank. The service can place as much as $50 million per customer allowing all of it to qualify for FDIC insurance coverage. As of March 31, 2010, CDARS deposits totaled $99.9 million. Originations of CDARS deposits during the quarter were made to take advantage of attractive rates and consisted primarily of four week maturities.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2010			March 31, 2009
	(In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$876,396	$13,203	6.09%	$835,240	$12,352	5.95%
Securities available-for-sale(5):
Taxable	676,790	4,983	2.95	471,604	4,764	4.04
Tax-exempt	28,165	77	1.09	56,691	403	2.84
Securities held-to-maturity:
Taxable	232,115	1,985	3.42	209,687	2,223	4.24
Interest-bearing deposits in other banks	387,343	377	0.39	206,097	543	1.05

Total interest-earning assets	2,200,809	20,625	3.78%	1,779,319	20,285	4.57%
Non interest-earning assets	152,258			149,035
Allowance for loan losses	(12,848)			(11,765)

Total assets	$2,340,219			$1,916,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$367,179	$679	0.75%	$228,025	$567	1.01%
Savings accounts	277,978	542	0.79	204,358	830	1.65
Money market accounts	542,597	1,224	0.91	411,511	1,935	1.91
Time deposits	311,436	1,708	2.22	326,226	2,607	3.24

Total interest-bearing deposits	1,499,190	4,153	1.12	1,170,120	5,939	2.06
Securities sold under agreements to repurchase	172,691	218	0.51	106,600	208	0.79
Other borrowed funds and subordinated debentures	222,288	2,412	4.40	214,708	2,644	4.99

Total interest-bearing liabilities	1,894,169	6,783	1.45%	1,491,428	8,791	2.39%

Non interest-bearing liabilities
Demand deposits	279,184			273,439
Other liabilities	30,041			29,703

Total liabilities	2,203,394			1,794,570

Stockholders’ equity	136,825			122,019
Total liabilities & stockholders’ equity	$2,340,219			$1,916,589

Net interest income on a fully taxable equivalent basis		13,842			11,494
Less taxable equivalent adjustment		(1,117)			(702)

Net interest income		$12,725			$10,792

Net interest spread (3)			2.33%			2.18%

Net interest margin (4)			2.55%			2.57%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2010
	Compared with
	Three Months Ended March 31, 2009
	Increase/(Decrease)
	Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$553	$298	$851
Securities available-for-sale
Taxable	1,726	(1,507)	219
Tax-exempt	(147)	(179)	(326)
Securities held-to-maturity
Taxable	221	(459)	(238)
Federal funds sold	—	—	—
Interest-bearing deposits in other banks	302	(468)	(166)

Total interest income	2,655	(2,315)	340

Interest expense:
Deposits:
NOW accounts	279	(167)	112
Savings accounts	235	(523)	(288)
Money market accounts	495	(1,206)	(711)
Time deposits	(95)	(804)	(899)

Total interest-bearing deposits	914	(2,700)	(1,786)
Securities sold under agreements to repurchase	98	(88)	10
Other borrowed funds and subordinated debentures	100	(332)	(232)

Total interest expense	1,112	(3,120)	(2,008)

Change in net interest income	$1,543	$805	$2,348

Net Interest Income
For the three months ended March 31, 2010, net interest income on a fully taxable equivalent basis totaled $13.8 million compared to $11.5 million for the same period in 2009, an increase of $2.3 million or 20.4%. This increase in net interest income for the period is mainly due to a 23.7% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of two basis points in the net interest margin. The net interest margin decreased from 2.57% on a fully taxable equivalent basis in 2009 to 2.55% on the same basis for 2010.
Provision for Loan Losses
For the three months ended March 31, 2010, the loan loss provision was $1.6 million compared to a provision of $1.9 for the same period last year for a decrease of $275,000. The provision decreased primarily as a result of decreased loan loss reserve requirements associated with specific and qualitative factors as well as a decrease in loans on nonaccrual compared to the same period in 2009. The level of the allowance for loan losses to total loans increased from 1.49% at December 31, 2009 to 1.50% at March 31, 2010. This increase was due to the provision for loan losses exceeding net loan charge offs for the three months ended March 31, 2010.

Non-Interest Income and Expense
Other operating income for the quarter ended March 31, 2010 was $4.3 million compared to $4.7 million for the same period last year. The changes in other operating income, which decreased by $411,000, was mainly attributable to a decrease in net gain on sales of investments of $600,000, this was partially offset by an increase in other income. The increase in other income consisted primarily of $311,000 increase in the growth of cash surrender values on life insurance policies. Cash surrender values increased mainly as a result of additional earnings as a result of certain policies reaching their twenty year anniversary during the first quarter of 2010. This was partially offset by life insurance proceeds received during the first quarter of 2009. Lockbox fees decreased by $41,000 as a result of decreased customer volume. Service charges on deposit accounts decreased by $99,000 mainly as a result of a decrease in overdraft fee collections.
For the quarter ended March 31, 2010, operating expenses increased by $116,000 or 1.0% to $11.6 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $157,000 in FDIC assessments. FDIC assessments increased as a result of an increase in the deposit assessment rate as well as an increase in the deposit base. There were also increases of $37,000 in salaries and employee benefits. Other expenses increased by $77,000. Occupancy expenses decreased by $77,000 and equipment expense decreased by $78,000. Salaries and employee benefits increased mainly as a result of increases in pension expense. Occupancy expenses decreased mainly as a result of decreases in building maintenance expense. Equipment expenses decreased mainly as a result of decreases in depreciation expense. Other expenses increased mainly as a result of increased marketing expenses.
Income Taxes
For the first quarter of 2010, the Company’s income tax expense totaled $421,000 on pretax income of $3.8 million for an effective tax rate of 11.0%. For last year’s corresponding quarter, the Company’s income tax expense totaled $276,000 on pretax income of $2.2 million for an effective tax rate of 12.8%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the first quarter of the prior year.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2010 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information

Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors — Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds —
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
January 1 — January 31, 2010	—	$—	—	300,000

February 1 — February 28, 2010	—	$—	—	300,000

March 1 — March 31, 2010	—	$—	—	300,000

(1)	On July 14, 2009, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities — None

Item 5	Other Information — None

Item 6	Exhibits

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

Date: May 5, 2010	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Co-President and Co-Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)