Form 10-Q
period 2010-06-30
CENTURY BANCORP INC
filed 2010-08-06
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2010, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,524,917 Shares
Class B Common Stock, $1.00 par value	2,011,380 Shares

Century Bancorp, Inc.

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
Assets

Cash and due from banks	$49,410	$42,627
Federal funds sold and interest-bearing deposits in other banks	306,859	356,015

Total cash and cash equivalents	356,269	398,642

Short-term investments	140,999	18,518

Securities available-for-sale, amortized cost $763,991 and $641,010, respectively	778,660	647,796
Securities held-to-maturity, fair value $185,104 and $221,413, respectively	178,731	217,643
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial and industrial	112,017	141,061
Construction and land development	55,992	60,349
Commercial real estate	381,671	361,823
Residential real estate	193,635	188,096
Home equity	117,486	118,076
Consumer and other	7,546	7,720

Total loans, net	868,347	877,125
Less: allowance for loan losses	14,350	12,373

Net loans	853,997	864,752

Bank premises and equipment	21,482	21,015
Accrued interest receivable	5,776	5,806
Goodwill	2,714	2,714
Core deposit intangible	702	896
Other assets	64,347	60,722

Total assets	$2,419,208	$2,254,035

Liabilities

Deposits:
Demand deposits	$308,398	$279,874
Savings and NOW deposits	627,421	575,592
Money market accounts	536,067	553,883
Time deposits	356,550	292,638

Total deposits	1,828,436	1,701,987

Securities sold under agreements to repurchase	124,080	118,745
Other borrowed funds	229,994	234,024
Subordinated debentures	36,083	36,083
Due to broker	27,859	—
Other liabilities	29,722	30,466

Total liabilities	2,276,174	2,121,305

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,518,917 shares and 3,515,767 shares, respectively	3,519	3,516
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,011,380 and 2,014,530 shares, respectively	2,011	2,014
Additional paid-in capital	11,376	11,376
Retained earnings	125,423	120,125

	142,329	137,031
Unrealized gains on securities available-for-sale, net of taxes	8,891	4,129
Pension liability, net of taxes	(8,186)	(8,430)

Total accumulated other comprehensive income (loss), net of taxes	705	(4,301)

Total stockholders’ equity	143,034	132,730

Total liabilities and stockholders’ equity	$2,419,208	$2,254,035

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income
Loans	$12,068	$12,026	$24,180	$23,815
Securities held-to-maturity	1,875	2,180	3,860	4,403
Securities available-for-sale	4,979	5,225	10,012	10,254
Federal funds sold and interest-bearing deposits in other banks	403	763	781	1,305

Total interest income	19,325	20,194	38,833	39,777

Interest expense
Savings and NOW deposits	1,093	1,337	2,314	2,733
Money market accounts	1,089	1,718	2,313	3,653
Time deposits	1,876	2,561	3,584	5,168
Securities sold under agreements to repurchase	131	117	350	325
Other borrowed funds and subordinated debentures	1,994	2,499	4,405	5,144

Total interest expense	6,183	8,232	12,966	17,023

Net interest income	13,142	11,962	25,867	22,754

Provision for loan losses	1,450	1,050	3,025	2,900

Net interest income after provision for loan losses	11,692	10,912	22,842	19,854

Other operating income
Service charges on deposit accounts	1,952	2,006	3,875	4,028
Lockbox fees	748	753	1,448	1,494
Net gain on sales of investments	649	—	1,027	978
Other income	756	781	2,014	1,710

Total other operating income	4,105	3,540	8,364	8,210

Operating expenses
Salaries and employee benefits	7,850	6,541	14,775	13,429
Occupancy	998	995	2,066	2,140
Equipment	533	654	1,083	1,282
FDIC assessments	740	1,623	1,390	2,116
Other	2,477	2,470	4,850	4,766

Total operating expenses	12,598	12,283	24,164	23,733

Income before income taxes	3,199	2,169	7,042	4,331

Provision for income taxes	238	162	659	438

Net income	$2,961	$2,007	$6,383	$3,893

Share data:
Weighted average number of shares outstanding, basic	5,530,297	5,530,724	5,530,297	5,534,233
Weighted average number of shares outstanding, diluted	5,532,980	5,531,329	5,533,025	5,534,345
Net income per share, basic	$0.54	$0.36	$1.15	$0.70
Net income per share, diluted	$0.54	$0.36	$1.15	$0.70
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.12	$0.12
Class B common stock	$0.06	$0.06	$0.06	$0.06
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended June 30, 2010 and 2009

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income	Equity
			(In thousands)
Balance at December 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503

Net income	—	—	—	3,893	—	3,893

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $1,256 in taxes and $978 in realized net gains	—	—	—	—	1,772	1,772

Pension liability adjustment, net of $163 in taxes	—	—	—	—	246	246

Comprehensive income						5,911

Stock repurchased, 8,110 shares	(8)	—	(99)	—	—	(107)

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(842)	—	(842)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(243)	—	(243)

Balance at June 30, 2009	$3,503	$2,027	$11,376	$114,943	$(6,627)	$125,222

Balance at December 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730

Net income	—	—	—	6,383	—	6,383

Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $3,122 in taxes and $1,027 in realized net gains	—	—	—	—	4,762	4,762

Pension liability adjustment, net of $162 in taxes	—	—	—	—	244	244

Comprehensive income						11,389

Conversion of class B common stock to class A common stock, 3,150 shares	3	(3)	—	—	—	—

Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(844)	—	(844)

Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(241)	—	(241)

Balance at June 30, 2010	$3,519	$2,011	$11,376	$125,423	$705	$143,034

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,383	$3,893
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	—	(374)
Proceeds from mortgage loans sold	—	379
Gain on sales of loans	—	(5)
Net gain on sales of investments	(1,027)	(978)
Provision for loan losses	3,025	2,900
Deferred income taxes	(1,050)	(1,137)
Net depreciation and amortization	2,487	2,826
Decrease (increase) in accrued interest receivable	30	(48)
Increase in other assets	(5,889)	(2,756)
(Decrease) increase in other liabilities	(314)	1,814

Net cash provided by operating activities	3,645	6,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	43,518	79,816
Purchase of short-term investments	(165,999)	(176,887)
Proceeds from maturities of securities available-for-sale	322,556	178,780
Proceeds from sales of securities available-for-sale	34,625	32,158
Purchase of securities available-for-sale	(452,239)	(359,662)
Proceeds from maturities of securities held-to-maturity	101,982	56,314
Purchase of securities held-to-maturity	(63,342)	(67,818)
Net decrease in loans	7,753	11
Capital expenditures	(1,541)	(539)

Net cash used in investing activities	(172,687)	(257,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	63,912	(2,612)
Net increase in demand, savings, money market and NOW deposits	62,537	261,268
Net payments for the repurchase of stock	—	(107)
Cash dividends	(1,085)	(1,085)
Net increase (decrease) in securities sold under agreements to repurchase	5,335	(45,858)
Net (decrease) increase in other borrowed funds	(4,030)	7,430

Net cash provided by financing activities	126,669	219,036

Net decrease in cash and cash equivalents	(42,373)	(32,277)
Cash and cash equivalents at beginning of period	398,642	156,168

Cash and cash equivalents at end of period	$356,269	$123,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,126	$17,448
Income taxes	2,532	1,677
Change in unrealized gains on securities available-for-sale, net of taxes	4,762	1,772
Pension liability adjustment, net of taxes	244	246
Due to broker	27,859	10,050
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three and Six Months Ended June 30, 2010 and 2009
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
On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law, which, in part, permanently raises the current standard maximum FDIC deposit insurance amount to $250,000.
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
On October 14, 2008, the U. S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, as amended, the FDIC will guarantee certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC will fully guarantee deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100-basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP. The annual assessment rate that will apply during the extension period will be either 15, 20 or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. On April 13, 2010 the FDIC approved an interim rule to extend the TAGP to December 31, 2010. The Company will continue to participate in the TAGP through December 31, 2010. The interim rule gives the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension.
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
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $7.5 million as of June 30, 2010. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the company become effective that the costs and difficulties of remaining compliant with all such requirements will increase.

Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan is as follows:

	June 30,
	2010
		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	68,637	$26.09
Cancelled	(975)	25.70

Outstanding at end of period	67,662	$26.09

Exercisable at end of period	67,662	$26.09

Available to be granted at end of period	203,884

On June 30, 2010, the outstanding options to purchase 67,662 shares of Class A common stock have exercise prices between $15.06 and $35.01, with a weighted average exercise price of $26.09 and a weighted average remaining contractual life of 2.7 years. The intrinsic value of options exercisable at June 30, 2010 had an aggregate value of $73,290.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2010.
Note 4. Securities Available-for-Sale

	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	( In thousands)
U.S. Treasury	$1,999	$10	$—	$2,009	$1,998	$5	$—	$2,003
U.S. Government Sponsored Enterprises	245,057	907	4	245,960	192,942	374	952	192,364
Small Business Administration	10,280	—	61	10,219	—	—	—	—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	460,288	13,638	120	473,806	410,181	8,855	524	418,512
Privately Issued Residential Mortgage Backed Securities	4,753	14	201	4,566	5,383	—	473	4,910
Privately Issued Commercial Mortgage Backed Securities	361	5	—	366	537	7	—	544
Obligations Issued by States and Political Subdivisions	37,929	128	282	37,775	26,627	130	468	26,289
Other Debt Securities	2,300	—	20	2,280	2,300	—	41	2,259

Equity Securities	1,024	655	—	1,679	1,042	71	198	915

Total	$763,991	$15,357	$688	$778,660	$641,010	$9,442	$2,656	$647,796

Included in U.S. Government Sponsored Enterprise Securities and U. S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $312,178,000 and $322,064,000 at June 30, 2010 and December 31, 2009, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank amounting to $158,287,000 and $172,497,000 at June 30, 2010 and December 31, 2009 respectively. The Company realized gross gains of $1,027,000 from the proceeds of $34,625,000 from the sales of available-for-sale securities for the six months ended June 30, 2010. The Company realized gross gains of $978,000 from the proceeds of $32,158,000 from the sales of available-for-sale securities for the six months ended June 30, 2009.
The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2010.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$66,637	$67,798
After one but within five years	582,406	593,771
After five but within ten years	89,381	90,943
More than 10 years	23,043	22,987
Non-maturing	2,524	3,161

Total	$763,991	$778,660

The weighted average remaining life of investment securities available-for-sale at June 30, 2010 was 3.0 years. Included in the weighted average remaining life calculation at June 30, 2010 was $240,060,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2010. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 14 and 6 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 333 holdings at June 30, 2010.
As of June 30, 2010, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities with unrealized losses and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities were primarily caused by changes in credit spreads and liquidity issues in the marketplace.
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

	June 30, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily Impaired Investments*	(In thousands)
U.S. Government Sponsored Enterprises	$9,996	$4	$—	$—	$9,996	$4
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	15,620	119	3,183	1	18,803	120
Privately Issued Residential Mortgage Backed Securities	—	—	2,832	200	2,832	200
Obligations Issued by States and Political Subdivisions	150	1	4,393	282	4,543	283
SBA Backed Securities	10,219	61	—	—	10,219	61
Other Debt Securities	98	2	1,482	18	1,580	20

Total temporarily impaired securities	$36,083	$187	$11,890	$501	$47,973	$688

*	At June 30, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.
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

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily Impaired Investments*	(In thousands)
U.S. Government Sponsored Enterprises	$127,259	$952	$—	$—	$127,259	$952
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	51,903	428	11,752	96	63,655	524
Privately Issued Residential Mortgage Backed Securities	—	—	4,910	473	4,910	473
Obligations Issued by States and Political Subdivisions	3,427	187	4,393	281	7,820	468
Other Debt Securities	—	—	1,459	41	1,459	41
Equity Securities	—	—	495	198	495	198

Total temporarily impaired securities	$182,589	$1,567	$23,009	$1,089	$205,598	$2,656

*	At December 31, 2009, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Note 5. Investment Securities Held-to-Maturity

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
	June 30, 2010				December 31, 2009
U.S. Government Sponsored Enterprises	$40,846	$66	$—	$40,912	$69,555	$36	$707	$68,884
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	128,931	6,350	43	135,238	148,088	4,490	49	152,529
Obligations Issued By States and Political Subdivisions	8,954	—	—	8,954	—	—	—	—

Total	$178,731	$6,416	$43	$185,104	$217,643	$4,526	$756	$221,413

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $5,020,000 and $9,036,000 at June 30, 2010 and December 31, 2009, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $98,975,000 and $83,693,000 at June 30, 2010 and December 31, 2009, respectively.
At June 30, 2010 and December 31, 2009, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2010.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$9,000	$9,124
After one but within five years	140,161	146,389
After five but within ten years	20,319	20,328
More than ten years	9,251	9,263

Total	$178,731	$185,104

The weighted average remaining life of investment securities held-to-maturity at June 30, 2010 was 3.0 years. Included in the weighted average remaining life calculation at June 30, 2010 were $40,846,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2010. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 3 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 95 holdings at June 30, 2010.
As of June 30, 2010, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell this debt security and it is not likely that it will be required to sell this debt security before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on this security are from an issuer that is investment grade.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit notary of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	June 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily Impaired Investments*	(In thousands)
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	$2,762	$43	$—	$—	$2,762	$43

Total temporarily impaired securities	$2,762	$43	$—	$—	$2,762	$43

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises related primarily to interest rates and not credit quality and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.
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

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily Impaired Investments*	(In thousands)
U.S. Government Sponsored Enterprises	$49,848	$707	$—	$—	$49,848	$707
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	11,152	49	—	—	11,152	49

Total temporarily impaired securities	$61,000	$756	$—	$—	$61,000	$756

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.
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
Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2010	2009	2010	2009
	(In thousands)
Service cost	$213	$196	$147	$113
Interest	333	308	233	233
Expected return on plan assets	(342)	(281)	—	—
Recognized prior service cost (benefit)	(26)	(29)	27	27
Recognized net actuarial losses	159	171	43	35

Net periodic benefit cost	$337	$365	$450	$408

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2010	2009	2010	2009
	(In thousands)
Service cost	$426	$392	$294	$226
Interest	667	616	466	466
Expected return on plan assets	(684)	(562)	—	—
Recognized prior service cost (benefit)	(52)	(58)	55	54
Recognized net actuarial losses	317	342	86	70

Net periodic benefit cost	$674	$730	$901	$816

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1,275,000 to the Pension Plan in 2010. As of June 30, 2010, $637,500 of the contribution had been made. The Company expects to contribute an additional $637,500 by the end of the year.
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
The results of the fair value hierarchy as of June 30, 2010 are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury	$2,009	$—	$2,009	$—
U.S. Government Sponsored Enterprises	245,960	—	245,960	—
SBA Backed Securities	10,219	—	10,219	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	473,806	—	473,806	—
Privately Issued Residential Mortgage Backed Securities	4,566	—	4,566	—
Privately Issued Commercial Mortgage Backed Securities	366	—	366	—
Obligations Issued by States and Political Subdivisions	37,775	—	16,812	20,963

Other Debt Securities	2,280	—	2,280	—
Equity Securities	1,679	1,464	—	215

Total	$778,660	$1,464	$756,018	$21,178

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	9,127	—	—	9,127
Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relates to impaired loans recognized for the three and six-month periods ended June 30, 2010 for the estimated credit loss amounted to $1.4 million and $1.7 million, respectively. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category. There were no transfers of financial instruments to or from Level 1 and Level 2 classifications.
The changes in Level 3 securities for the six-month period ended June 30, 2010 are shown in the table below:

		Obligations
		Issued by
		States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
	(In thousands)
Balance at December 31, 2009	$7,820	$5,623	$234	$13,677
Purchases	—	16,857	—	16,857
Maturities and calls	(3,427)	(5,910)	(19)	(9,356)

Balance at June 30, 2010	$4,393	$16,570	$215	$21,178

The amortized cost of Level 3 securities was $21.2 million with an unrealized loss of $280,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The changes in Level 3 securities for the six-month period ended June 30, 2009 are shown in the table below:

		Obligations
		Issued by
		States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
	(In thousands)
Balance at December 31, 2008	$—	$3,300	$170	$3,470
Purchases	—	5,177	—	5,177
Maturities	—	(922)	—	(922)
Reclassification	21,061	—	—	21,061
Changes in fair value	(911)	—	—	(911)

Balance at June 30, 2009	$20,150	$7,555	$170	$27,875

There was a $21.1 million reclassification of failed auction rate securities to Level 3 during the first quarter of 2009 due to the lack of an active market at June 30, 2010. The amortized cost of Level 3 securities was $31.0 million with an unrealized loss of $3.1 million. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
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
Securities available-for-sale totaling $21.2 million, or 0.88% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified from Level 2 to Level 3 at the end of the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
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
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30,2010		December 31, 2009
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	( In thousands)
Financial assets:
Cash and cash equivalents	$356,269	$356,269	$398,642	$398,642
Short-term investments	140,999	140,887	18,518	18,665

Securities available-for-sale	778,660	778,660	647,796	647,796
Securities held-to-maturity	178,731	185,104	217,643	221,413
Net loans	868,347	890,236	877,125	876,197
Accrued interest receivable	5,776	5,776	5,806	5,806
Financial liabilities:
Deposits	1,828,436	1,834,632	1,701,987	1,706,271
Repurchase agreement and other borrowed funds	354,074	365,380	352,769	359,989
Subordinated debentures	36,083	39,710	36,083	36,136
Accrued interest payable	956	956	1,116	1,116
Standby letters of credit	—	35	—	93
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
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.4 billion as of June 30, 2010. The Company presently operates 23 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
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
Earnings for the second quarter ended June 30, 2010 were $2,961,000, or $0.54 per share diluted, compared to net income of $2,007,000, or $0.36 per share diluted, for the second quarter ended June 30, 2009. For the first six months of 2010, net income totaled $6,383,000, or $1.15 per share diluted, compared to net income of $3,893,000, or $0.70 per share diluted, for the same period a year ago.
Net interest income totaled $25.9 million for the first six months of 2010 compared to $22.8 million for 2009. The 13.7% increase in net interest income for the period is mainly due to a 20.6% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was partially offset by a decrease of five basis points in the net interest margin. The net interest margin decreased from 2.62% on a fully taxable equivalent basis in 2009 to 2.57% on the same basis for 2010.
Throughout 2008, the Company had seen improvement in its net interest margin; however, the first quarter of 2009 reflects a decrease in the net interest margin with a modest increase during the second quarter and third quarter of 2009 followed by a decrease during the fourth quarter of 2009 and the first quarter of 2010 followed by a modest improvement during the second quarter of 2010 as illustrated in the graph below:
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
For the three months ended June 30, 2010, the loan loss provision was $1.5 million compared to a provision of $1.1 million for the same period last year for an increase of $400,000. The increase in the provision was due to additional allocations related to impaired loans. For the six months ended June 30, 2010, the loan loss provision was $3.0 million compared to a provision of $2.9 million for the same period last year for an increase of $125,000. The increase in the provision was primarily due to increases in loans and additional allocations related to impaired loans. Nonperforming loans decreased to $10.7 million at June 30, 2010 from $17.1 million on June 30, 2009. This was primarily the result of charge-offs of loans that occurred during the fourth quarter of 2009.
The Company capitalized on favorable market conditions for the second quarter and six months ended June 30, 2010 and realized net gains on sales of investments of $649,000 and $1.0 million, respectively, as compared to $0 and $978,000 million for the same periods in 2009. Included in operating expenses for the second quarter and first six months of 2010 are FDIC assessments of $740,000 and $1.4 million, respectively, as compared to $1.6 million and $2.1 million for the same periods in 2009. FDIC assessments decreased primarily as a result of the special assessment charge of approximately $1.0 million during the second quarter of 2009. This was offset, somewhat, by an increase in assessment rate as well as an increase in the deposit base during 2010.
For the second quarter of 2010, the Company’s effective income tax was 7.4% compared to 7.5% for last year’s corresponding quarter. For the first six months of 2010, the Company’s effective income tax was 9.4% compared to 10.1% for last year’s corresponding quarter. The effective income tax rate decreased primarily as a result of increased levels of tax-exempt income.
Financial Condition
Loans
On June 30, 2010, total loans outstanding, net, were $868.3 million, a decrease of 1.0% from the total on December 31, 2009. At June 30, 2010, commercial real estate loans accounted for 44.0% and residential real estate loans, including home equity loans, accounted for 35.8% of total loans.
Commercial and industrial loans decreased to $112.0 million at June 30, 2010 from $141.1 million on December 31, 2009. Construction loans decreased to $56.0 million at June 30, 2010 from $60.3 million on December 31, 2009.

Allowance for Loan Losses
The allowance for loan loss at June 30, 2010 was $14.4 million as compared to $12.4 million at December 31, 2009. This increase was due to the provision for loan losses exceeding net loan charge offs for the six months ended June 30, 2010 as shown in the table below. The provision for loan losses increased by $125,000 from $2.9 million to $3.0 million; this increase in the provision was due to increases in loans and additional allocations related to impaired loans. Also, the level of the allowance for loan losses to total loans increased from 1.49% at December 31, 2009 to 1.65% at June 30, 2010. This increase was due to the provision for loan losses exceeding net loan charge offs for the six months ended June 30, 2010. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:
•	Construction loans: The outstanding loan balance of construction loans at June 30, 2010 is $56.0 million. A major factor in nonaccrual loans is two large construction loans. Based on this fact, and the general local conditions facing construction, the management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $403.2 million at June 30, 2010. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans is $96.5 million at June 30, 2010. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $48.5 million at June 30, 2010. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Allowance for loan losses, beginning of period	$13,229	$12,522	$12,373	$11,119
Loans charged off	(451)	(375)	(1,283)	(1,015)
Recoveries on loans previously charged-off	122	167	235	360

Net charge-offs	(329)	(208)	(1,048)	(655)
Provision charged to expense	1,450	1,050	3,025	2,900

Allowance for loan losses, end of period	$14,350	$13,364	$14,350	$13,364

Due to current economic conditions, the Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccruing loans	$10,679	$12,311
Loans past due 90 days or more and still accruing	$7	$—
Other real estate owned	$79	$—
Nonaccruing loans as a percentage of total loans	1.22%	1.40%
Accruing troubled debt restructures	$1,220	$521
Cash and Cash Equivalents

Cash and cash equivalents remained relatively stable during the second quarter of 2010.

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

Securities Available-for-Sale (at Fair Value)

	June 30, 2010	December 31, 2009
	(In thousands)
U.S Treasury	$2,009	$2,003
U.S. Government Sponsored Enterprises	245,960	192,364
Small Business Administration	10,219	—
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	473,806	418,512
Privately Issued Residential Mortgage-backed Securities	4,566	4,910
Privately Issued Commercial Mortgage-backed Securities	366	544
Obligations issued by States and Political Subdivisions	37,775	26,289
Other Debt Securities	2,280	2,259
Equity Securities	1,679	915

Total Securities Available-for-Sale	$778,660	$647,796

During the first six months of 2010 the Company capitalized on favorable market conditions and realized $1,027,000 of gains on sales of investments. The sales of investments represented seven U.S. Government Sponsored Enterprise bonds totaling $34.6 million.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.

Securities Held-to-Maturity (at Amortized Cost)

	June 30, 2010	December 31, 2009
	(In thousands)
U.S. Government Sponsored Enterprises	$40,846	$69,555
U.S. Government Agency and Sponsored
Enterprise Mortgage-backed Securities	128,931	148,088
Obligations Issued by States and Political Subdivisions	8,954	—

Total Securities Held-to-Maturity	$178,731	$217,643

At June 30, 2010 and December 31, 2009, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $778.7 million at June 30, 2010, an increase of 20.2% from December 31, 2009. Purchases of securities available-for-sale totaled $452.2 million for the six months ended June 30, 2010. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.0 years.

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

Securities available-for-sale totaling $21.2 million, or 0.88% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $178.7 million on June 30, 2010, a decrease of 17.9% from the total on December 31, 2009. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.0 years.

Federal Home Loan Bank of Boston Stock

The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the year ended December 31, 2009, the FHLBB reported a net loss of $186.8 million resulting from the recognition of $444.1 million of impairment losses which were recognized through income. For the first six months of 2010, the FHLBB reported net income of $41.6 million. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of June 30, 2010. The Company will continue to monitor its investment in FHLBB stock.

Deposits and Borrowed Funds

On June 30, 2010, deposits totaled $1.83 billion, representing a 7.4% increase in total deposits from December 31, 2009. Total deposits increased primarily as a result of increases in savings and NOW and time deposits. Savings and NOW and time deposits increased as the Company continued to offer attractive rates for these types of deposits during the first six months of the year. Borrowed funds totaled $354.1 million compared to $352.8 million at December 31, 2009. Borrowed funds remained relatively stable.

The Company also participates in the Certificate of Deposit Registry Service (“CDARS”) program. CDARS is a private, patented, for-profit service that breaks up large deposits (from individuals, companies, nonprofits, public funds, etc.) and places them across a network of about 2,700 banks and savings associations around the United States. This allows depositors to deal with a single bank that participates in CDARS but avoid having funds above the FDIC deposit insurance limits in any one bank. The service can place as much as $50 million per customer allowing all of it to qualify for FDIC insurance coverage. As of December 31, 2009 and June 30, 2010, CDARS deposits totaled $216,000.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2010			June 30, 2009
	( In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$877,398	$13,204	6.03%	$844,482	$12,579	5.96%
Securities available-for-sale(5):
Taxable	745,150	4,794	2.57	551,508	5,024	3.64
Tax-exempt	32,345	283	3.50	52,728	307	2.33
Securities held-to-maturity:
Taxable	214,545	1,873	3.49	209,028	2,180	4.17
Tax-exempt	2,066	37	7.16	—	—	—
Interest-bearing deposits in other banks	365,965	403	0.44	243,938	763	1.24

Total interest-earning assets	2,237,469	20,594	3.69%	1,901,684	20,853	4.38%
Non interest-earning assets	154,644			140,354
Allowance for loan losses	(13,855)			(12,965)

Total assets	$2,378,258			$2,029,073

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$428,139	$686	0.64%	$263,206	$551	0.84%
Savings accounts	264,769	407	0.62	248,915	787	1.27
Money market accounts	562,571	1,089	0.78	463,003	1,718	1.49
Time deposits	349,415	1,876	2.15	333,494	2,560	3.08

Total interest-bearing deposits	1,604,894	4,058	1.01	1,308,618	5,616	1.72
Securities sold under agreements to repurchase	120,627	131	0.44	85,824	116	0.54
Other borrowed funds and subordinated debentures	192,393	1,994	4.16	206,306	2,500	4.86

Total interest-bearing liabilities	1,917,914	6,183	1.29%	1,600,748	8,232	2.06%

Non interest-bearing liabilities
Demand deposits	288,241			272,304
Other liabilities	31,162			31,157

Total liabilities	2,237,317			1,904,209

Stockholders’ equity	140,941			124,864
Total liabilities & stockholders’ equity	$2,378,258			$2,029,073

Net interest income on a fully taxable equivalent basis		14,411			12,621
Less taxable equivalent adjustment		(1,269)			(659)

Net interest income		$13,142			$11,962

Net interest spread (3)			2.40%			2.32%

Net interest margin (4)			2.58%			2.64%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2010			June 30, 2009
	( In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$876,900	$26,407	6.06%	$839,887	$24,933	5.95%
Securities available-for-sale(5):
Taxable	711,158	9,777	2.75	511,776	9,786	3.82
Tax-exempt	30,267	359	2.37	54,699	711	2.60
Securities held-to-maturity:
Taxable	223,281	3,858	3.46	209,356	4,403	4.21
Tax-exempt	1,039	37	7.12	—	—	—
Interest-bearing deposits in other banks	376,595	781	0.41	225,121	1,305	1.15

Total interest-earning assets	2,219,240	41,219	3.73%	1,840,839	41,138	4.48%
Non interest-earning assets	153,457			144,672
Allowance for loan losses	(13,354)			(12,369)

Total assets	$2,359,343			$1,973,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$397,827	$1,365	0.69%	$245,713	$1,116	0.92%
Savings accounts	271,337	949	0.71	226,758	1,617	1.44
Money market accounts	552,640	2,313	0.84	437,400	3,653	1.68
Time deposits	330,530	3,584	2.19	329,881	5,168	3.16

Total interest-bearing deposits	1,552,334	8,211	1.07	1,239,752	11,554	1.88
Securities sold under agreements to repurchase	146,515	350	0.48	96,154	325	0.68
Other borrowed funds and subordinated debentures	207,258	4,405	4.29	210,484	5,144	4.93

Total interest-bearing liabilities	1,906,107	12,966	1.37%	1,546,390	17,023	2.22%

Non interest-bearing liabilities
Demand deposits	283,737			272,869
Other liabilities	30,605			30,434

Total liabilities	2,220,449			1,849,693

Stockholders’ equity	138,894			123,449
Total liabilities & stockholders’ equity	$2,359,343			$1,973,142

Net interest income on a fully taxable equivalent basis		28,253			24,115
Less taxable equivalent adjustment		(2,386)			(1,361)

Net interest income		$25,867			$22,754

Net interest spread (3)			2.35%			2.26%

Net interest margin (4)			2.57%			2.62%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Compared with			Compared with
	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans	$494	$131	$625	$983	$491	$1,474
Securities available-for-sale
Taxable	1,482	(1,712)	(230)	3,190	(3,199)	(9)
Tax-exempt	(145)	121	(24)	(294)	(58)	(352)
Securities held-to-maturity
Taxable	56	(363)	(307)	279	(824)	(545)
Tax-exempt	37	—	37	37	—	37
Interest-bearing deposits in other banks	267	(627)	(360)	579	(1,103)	(524)

Total interest income	2,191	(2,450)	(259)	4,774	(4,693)	81

Interest expense:
Deposits:
NOW accounts	286	(151)	135	570	(321)	249
Savings accounts	47	(427)	(380)	273	(941)	(668)
Money market accounts	315	(944)	(629)	797	(2,137)	(1,340)
Time deposits	117	(801)	(684)	10	(1,594)	(1,584)

Total interest-bearing deposits	765	(2,323)	(1,558)	1,650	(4,993)	(3,343)
Securities sold under agreements to repurchase	41	(26)	15	138	(113)	25
Other borrowed funds and subordinated debentures	(161)	(345)	(506)	(78)	(661)	(739)

Total interest expense	645	(2,694)	(2,049)	1,710	(5,767)	(4,057)

Change in net interest income	$1,546	$244	$1,790	$3,064	$1,074	$4,138

Net Interest Income

For the three months ended June 30, 2010, net interest income on a fully taxable equivalent basis totaled $14.4 million compared to $12.6 million for the same period in 2009, an increase of $1.8 million or 14.2%. This increase in net interest income for the period is mainly due to a 17.7% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of six basis points in the net interest margin. The net interest margin decreased from 2.64% on a fully taxable equivalent basis in 2009 to 2.58% on the same basis for 2010.

For the six months ended June 30, 2010, net interest income on a fully taxable equivalent basis totaled $28.3 million compared to $24.1 million for the same period in 2009, an increase of $4.1 million or 17.2%. This increase in net interest income for the period is mainly due to a 20.6% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of five basis points in the net interest margin. The net interest margin decreased from 2.62% on a fully taxable equivalent basis in 2009 to 2.57% on the same basis for 2010.

Provision for Loan Losses

For the three months ended June 30, 2010, the loan loss provision was $1.5 million compared to a provision of $1.1 for the same period last year for an increase of $400,000. The provision increased primarily as a result of increased loan loss reserve requirements associated with specific and qualitative factors offset by a decrease in loans on nonaccrual compared to the same period in 2009. For the six months ended June 30, 2010, the loan loss provision was $3.0 million compared to a provision of $2.9 for the same period last year for an increase of $125,000. The provision increased primarily as a result of increases in loans and additional allocations related to impaired loans. The level of the allowance for loan losses to total loans increased from 1.49% at December 31, 2009 to 1.65% at June 30, 2010. This increase was due to the provision for loan losses exceeding net loan charge offs for the six months ended June 30, 2010.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2010 was $4.1 million compared to $3.5 million for the same period last year. The changes in other operating income, which increased by $565,000, was mainly attributable to an increase in net gain on sales of investments of $649,000. There was also a decrease in service charges on deposit accounts of $54,000 which was mainly attributable to a decrease in overdraft fees. Lockbox fees decreased by $5,000 as a result of decreased customer volume. Other income decreased by $25,000 mainly as a result of a decrease in the growth of cash surrender values on life insurance policies.

Other operating income for the six months ended June 30, 2010 was $8.4 million compared to $8.2 million for the same period last year. The changes in other operating income, which increased by $154,000, was mainly attributable to an increase in other income of $304,000, partially offset by a decrease in service charges on deposit accounts. The increase in other income consisted primarily of $280,000 increase in the growth of cash surrender values on life insurance policies. Cash surrender values increased mainly as a result of additional earnings as a result of certain policies reaching their twenty year anniversary during the first quarter of 2010. This was partially offset by life insurance proceeds received during the first quarter of 2009. Lockbox fees decreased by $46,000 as a result of decreased customer volume. Service charges on deposit accounts decreased by $153,000 mainly as a result of a decrease in overdraft fees.

For the quarter ended June 30, 2010, operating expenses increased by $315,000 or 2.6% to $12.6 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $1.3 million in salaries and employee benefits, this was partially offset by a decrease of $883,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of $916,000 due Jonathan G. Sloane, former Co-CEO, in accordance with his separation agreement as previously announced. FDIC assessments decreased primarily as a result of the special assessment charge of approximately $1.0 million during the second quarter of 2009. This was offset, somewhat, by an increase in the assessment rate as well as an increase in the deposit base during 2010. Other expenses increased by $7,000. Occupancy expenses increased by $3,000 and equipment expense decreased by $121,000. Equipment expenses decreased mainly as a result of decreases in depreciation expense.

For the six months ended June 30, 2010, operating expenses increased by $431,000 or 1.8% to $24.2 million, from the same period last year. The increase in operating expenses for the six months was mainly attributable to an increase of $1.3 million in salaries and employee benefits, this was partially offset by a decrease of $726,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of $916,000 due Jonathan G. Sloane, former Co-CEO, in accordance with his separation agreement as previously announced. FDIC assessments decreased primarily as a result of the special assessment charge of approximately $1.0 million during the second quarter of 2009. This was offset, somewhat, by an increase in the assessment rate as well as an increase in the deposit base during 2010. Other expenses increased by $84,000. Occupancy expenses decreased by $74,000 and equipment expense decreased by $199,000. Occupancy expenses decreased mainly as a result of decreases in building maintenance expense. Equipment expenses decreased mainly as a result of decreases in depreciation expense. Other expenses increased mainly as a result of increased marketing expenses.

Income Taxes

For the second quarter of 2010, the Company’s income tax expense totaled $238,000 on pretax income of $3.2 million for an effective tax rate of 7.4%. For last year’s corresponding quarter, the Company’s income tax expense totaled $162,000 on pretax income of $2.2 million for an effective tax rate of 7.5%. For the first six months of 2010, the Company’s income tax expense totaled $659,000 on pretax income of $7.0 million for an effective tax rate of 9.4%. For last year’s corresponding period, the Company’s income tax expense totaled $438,000 on pretax income of $4.3 million for an effective tax rate of 10.1%. The effective income tax rate decreased for the current quarter and six month period mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the same periods last year.
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
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2010 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

		Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
April 30 - April 30, 2010	—	$—	—	300,000

May 31 — May 31, 2010	—	$—	—	300,000

June 30 — June 30, 2010	—	$—	—	300,000

(1)	On July 13, 2010, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3	Defaults Upon Senior Securities — None
Item 5	Other Information — None
Item 6	Exhibits
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

31.1 Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+	32.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)