Form 10-Q
period 2010-09-30
CENTURY BANCORP INC
filed 2010-11-05
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of October 31, 2010, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,525,667 Shares
Class B Common Stock, $1.00 par value	2,011,380 Shares

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

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
Assets

Cash and due from banks	$52,855	$42,627
Federal funds sold and interest-bearing deposits in other banks	242,517	356,015

Total cash and cash equivalents	295,372	398,642

Short-term investments	123,890	18,518

Securities available-for-sale, amortized cost $816,424 and $641,010, respectively	830,939	647,796
Securities held-to-maturity, fair value $235,026 and $221,413, respectively	228,226	217,643
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial and industrial	102,397	141,061
Construction and land development	54,193	60,349
Commercial real estate	383,490	361,823
Residential real estate	198,352	188,096
Home equity	118,296	118,076
Consumer and other	7,108	7,720

Total loans, net	863,836	877,125
Less: allowance for loan losses	13,827	12,373

Net loans	850,009	864,752

Bank premises and equipment	21,345	21,015
Accrued interest receivable	6,045	5,806
Goodwill	2,714	2,714
Core deposit intangible	605	896
Other assets	59,574	60,722

Total assets	$2,434,250	$2,254,035

Liabilities

Deposits:
Demand deposits	$311,256	$279,874
Savings and NOW deposits	683,105	575,592
Money market accounts	509,335	553,883
Time deposits	379,151	292,638

Total deposits	1,882,847	1,701,987

Securities sold under agreements to repurchase	108,430	118,745
Other borrowed funds	230,481	234,024
Subordinated debentures	36,083	36,083
Due to broker	765	—
Other liabilities	29,726	30,466

Total liabilities	2,288,332	2,121,305

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,525,417 shares and 3,515,767 shares, respectively	3,526	3,516
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 2,011,380 and 2,014,530 shares, respectively	2,011	2,014
Additional paid-in capital	11,467	11,376
Retained earnings	128,146	120,125

	145,150	137,031
Unrealized gains on securities available-for-sale, net of taxes	8,832	4,129
Pension liability, net of taxes	(8,064)	(8,430)

Total accumulated other comprehensive income (loss), net of taxes	768	(4,301)

Total stockholders’ equity	145,918	132,730

Total liabilities and stockholders’ equity	$2,434,250	$2,254,035

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income
Loans	$11,900	$12,118	$36,084	$35,933
Securities held-to-maturity	1,645	1,927	5,501	6,330
Securities available-for-sale	4,618	5,486	14,630	15,740
Federal funds sold and interest-bearing deposits in other banks	465	506	1,246	1,811

Total interest income	18,628	20,037	57,461	59,814

Interest expense
Savings and NOW deposits	940	1,139	3,254	3,872
Money market accounts	876	1,266	3,189	4,919
Time deposits	2,162	2,297	5,746	7,465
Securities sold under agreements to repurchase	116	98	466	423
Other borrowed funds and subordinated debentures	1,946	2,563	6,351	7,707

Total interest expense	6,040	7,363	19,006	24,386

Net interest income	12,588	12,674	38,455	35,428

Provision for loan losses	1,200	1,250	4,225	4,150

Net interest income after provision for loan losses	11,388	11,424	34,230	31,278

Other operating income
Service charges on deposit accounts	2,003	2,032	5,878	6,060
Lockbox fees	745	660	2,193	2,154
Net gain on sales of investments	—	137	1,027	1,115
Other income	664	570	2,678	2,280

Total other operating income	3,412	3,399	11,776	11,609

Operating expenses
Salaries and employee benefits	6,844	6,753	21,619	20,182
Occupancy	937	931	3,003	3,071
Equipment	454	544	1,537	1,826
FDIC assessments	785	638	2,175	2,754
Other	2,293	2,362	7,143	7,128

Total operating expenses	11,313	11,228	35,477	34,961

Income before income taxes	3,487	3,595	10,529	7,926

Provision for income taxes	220	413	879	851

Net income	$3,267	$3,182	$9,650	$7,075

Share data:
Weighted average number of shares outstanding, basic	5,535,548	5,530,297	5,532,067	5,532,907
Weighted average number of shares outstanding, diluted	5,537,120	5,533,622	5,534,457	5,534,364
Net income per share, basic	$0.59	$0.58	$1.74	$1.28
Net income per share, diluted	$0.59	$0.58	$1.74	$1.28
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.36	$0.36
Class B common stock	$0.06	$0.06	$0.18	$0.18
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended September 30, 2010 and 2009

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
			(In thousands)
Balance at December 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503

Net income	—	—	—	7,075	—	7,075

Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $3,384 in taxes and $1,115 in realized net gains	—	—	—	—	4,940	4,940

Pension liability adjustment, net of $245 in taxes	—	—	—	—	369	369

Comprehensive income						12,384

Conversion of class B common stock to class A common stock, 10,800 shares	11	(11)	—	—	—	—

Stock repurchased, 8,110 shares	(8)	—	(99)	—	—	(107)

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,262)	—	(1,262)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(365)	—	(365)

Balance at September 30, 2009	$3,514	$2,016	$11,376	$117,583	$(3,336)	$131,153

Balance at December 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730

Net income	—	—	—	9,650	—	9,650

Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $3,026 in taxes and $1,027 in realized net gains	—	—	—	—	4,703	4,703

Pension liability adjustment, net of $247 in taxes	—	—	—	—	366	366

Comprehensive income						14,719

Conversion of class B common stock to class A common stock, 3,150 shares	3	(3)	—	—	—	—

Stock options exercised, 6,500 shares	7		91	—	—	98

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,266)	—	(1,266)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(363)	—	(363)

Balance at September 30, 2010	$3,526	$2,011	$11,467	$128,146	$768	$145,918

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,650	$7,075
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	—	(374)
Proceeds from mortgage loans sold	—	379
Gain on sales of loans	—	(5)
Net gain on sales of investments	(1,027)	(1,115)
Provision for loan losses	4,225	4,150
Deferred income taxes	(1,364)	(1,346)
Net depreciation and amortization	3,528	4,553
(Increase) decrease in accrued interest receivable	(239)	177
Increase in other assets	(799)	(2,775)
(Decrease) increase in other liabilities	(95)	1,771

Net cash provided by operating activities	13,879	12,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	117,150	159,168
Purchase of short-term investments	(222,522)	(184,367)
Proceeds from maturities of securities available-for-sale	488,823	235,521
Proceeds from sales of securities available-for-sale	34,625	46,044
Purchase of securities available-for-sale	(698,415)	(400,429)
Proceeds from maturities of securities held-to-maturity	136,407	74,339
Purchase of securities held-to-maturity	(147,386)	(67,818)
Net decrease (increase) in loans	10,553	(39,991)
Capital expenditures	(1,854)	(653)

Net cash used in investing activities	(282,619)	(178,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	86,513	(22,094)
Net increase in demand, savings, money market and NOW deposits	94,347	289,414
Net payments for the repurchase of stock	—	(107)
Net proceeds from exercise of stock options	98	—
Cash dividends	(1,630)	(1,627)
Net decrease in securities sold under agreements to repurchase	(10,315)	(21,300)
Net decrease in other borrowed funds	(3,543)	(33,109)

Net cash provided by financing activities	165,470	211,177

Net (decrease) increase in cash and cash equivalents	(103,270)	45,481
Cash and cash equivalents at beginning of period	398,642	156,168

Cash and cash equivalents at end of period	$295,372	$201,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$24,551	$24,760
Income taxes	3,010	1,883
Change in unrealized gains on securities available-for-sale, net of taxes	4,703	4,940
Pension liability adjustment, net of taxes	366	369
Due to broker	765	25,000
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
Note 1. Basis of Financial Statement Presentation
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
On October 14, 2008, the U.S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, as amended, the FDIC will guarantee certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC will fully guarantee deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100-

basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP. The annual assessment rate that will apply during the extension period will be either 15, 20 or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. On April 13, 2010 the FDIC approved an interim rule to extend the TAGP to December 31, 2010. The Company will continue to participate in the TAGP through December 31, 2010. The interim rule gives the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension.
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
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $6.8 million as of September 30, 2010. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Dodd-Frank Wall Street Reform and Consumer Protection Act also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000.

Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	68,637	$26.09
Exercised	(6,500)	15.06
Cancelled	(19,975)	27.18

Outstanding at end of period	42,162	$27.27

Exercisable at end of period	42,162	$27.27

Available to be granted at end of period	222,884

On September 30, 2010, the outstanding options to purchase 42,162 shares of Class A common stock have exercise prices between $15.06 and $35.01, with a weighted average exercise price of $27.27 and a weighted average remaining contractual life of 2.8 years. The intrinsic value of options exercisable at September 30, 2010 had an aggregate value of $46,460. The intrinsic value of options exercised at September 30, 2010 had an aggregate value of $41,236.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2010.
Note 4. Securities Available-for-Sale

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	( In thousands)
U.S. Treasury	$1,999	$9	$—	$2,008	$1,998	$5	$—	$2,003
U.S. Government Sponsored Enterprises	208,252	696	8	208,940	192,942	374	952	192,364
Small Business Administration	9,855	13	—	9,568	—	—	—	—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	551,623	13,739	203	565,159	410,181	8,855	524	418,512
Privately Issued Residential Mortgage Backed Securities	4,506	—	221	4,285	5,383	—	473	4,910
Privately Issued Commercial Mortgage Backed Securities	323	4	—	327	537	7	—	544
Obligations Issued by States and Political Subdivisions	36,478	131	283	36,326	26,627	130	468	26,289
Other Debt Securities	2,300	—	31	2,269	2,300	—	41	2,259
Equity Securities	1,088	669	—	1,757	1,042	71	198	915

Total	$816,424	$15,261	$746	$830,939	$641,010	$9,442	$2,656	$647,796

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $309,300,000 and $322,064,000 at September 30, 2010 and December 31, 2009, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank amounting to $143,845,000 and $172,497,000 at September 30, 2010 and December 31, 2009, respectively. The Company realized gross gains of $1,027,000 from the proceeds of $34,625,000 from the sales of available-for-sale securities for the nine months ended September 30, 2010. The Company realized gross gains of $1,115,000 from the proceeds of $46,044,000 from the sales of available-for-sale securities for the nine months ended September 30, 2009.
The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2010.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$58,962	$59,953
After one but within five years	663,442	675,856
After five but within ten years	73,139	73,905
More than 10 years	18,193	17,998
Non-maturing	2,688	3,227

Total	$816,424	$830,939

The weighted average remaining life of investment securities available-for-sale at September 30, 2010 was 3.5 years. Included in the weighted average remaining life calculation at September 30, 2010 was $202,315,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2010. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 8 and 6 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 289 holdings at September 30, 2010.

	September 30, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily Impaired Investments*	(In thousands)
U.S. Government Sponsored Enterprises	$19,988	$8	$—	$—	$19,988	$8
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	14,583	203	—	—	14,583	203
Privately Issued Residential Mortgage Backed Securities	1,597	40	2,687	181	4,284	221
Obligations Issued by States and Political Subdivisions	150	1	4,393	282	4,543	283
Other Debt Securities	99	1	1,470	30	1,569	31

Total temporarily impaired securities	$36,417	$253	$8,550	$493	$44,967	$746

*	At September 30, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.
As of September 30, 2010, management has concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities with unrealized losses and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities were primarily caused by changes in credit spreads and liquidity issues in the marketplace.
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

	December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily Impaired Investments*	(In thousands)
U.S. Government Sponsored Enterprises	$127,259	$952	$—	$—	$127,259	$952
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	51,903	428	11,752	96	63,655	524
Privately Issued Residential Mortgage Backed Securities	—	—	4,910	473	4,910	473
Obligations Issued by States and Political Subdivisions	3,427	187	4,393	281	7,820	468
Other Debt Securities	—	—	1,459	41	1,459	41
Equity Securities	—	—	495	198	495	198

Total temporarily impaired securities	$182,589	$1,567	$23,009	$1,089	$205,598	$2,656

*	At December 31, 2009, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Note 5. Investment Securities Held-to-Maturity

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
	September 30, 2010				December 31, 2009
U.S. Government Sponsored Enterprises	$79,548	$541	$—	$80,089	$69,555	$36	$707	$68,884
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	148,678	6,259	—	154,937	148,088	4,490	49	152,529

Total	$228,226	$6,800	$—	$235,026	$217,643	$4,526	$756	$221,413

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $19,919,000 and $9,036,000 at September 30, 2010 and December 31, 2009, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $86,211,000 and $83,693,000 at September 30, 2010 and December 31, 2009, respectively.
At September 30, 2010 and December 31, 2009, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2010.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$10,207	$10,467
After one but within five years	147,859	153,911
After five but within ten years	69,864	70,339
More than ten years	296	309

Total	$228,226	$235,026

The weighted average remaining life of investment securities held-to-maturity at September 30, 2010 was 4.1 years. Included in the weighted average remaining life calculation at September 30, 2010 were $79,548,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.
There are no unrealized losses in investment securities held-to-maturity at September 30, 2010.
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
Executive officers of the Company and its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary and participants are required to contribute to its cost. Individual life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.
Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2010	2009	2010	2009
		(In thousands)
Service cost	$213	$196	$147	$113
Interest	333	308	207	233
Expected return on plan assets	(342)	(281)	—	—
Recognized prior service cost (benefit)	(26)	(29)	28	27
Recognized net actuarial losses	159	171	17	35

Net periodic benefit cost	$337	$365	$399	$408

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2010	2009	2010	2009
		(In thousands)
Service cost	$638	$588	$441	$339
Interest	1,000	924	673	699
Expected return on plan assets	(1,025)	(843)	—	—
Recognized prior service cost (benefit)	(78)	(87)	83	81
Recognized net actuarial losses	476	514	103	106

Net periodic benefit cost	$1,011	$1,096	$1,300	$1,225

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $1,275,000 to the Pension Plan in 2010. As of September 30, 2010, $956,250 of the contribution had been made. The Company expects to contribute an additional $318,750 by the end of the year.
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

The results of the fair value hierarchy as of September 30, 2010 are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
U.S. Treasury	$2,008	$—	$2,008	$—
U.S. Government Sponsored Enterprises	208,940	—	208,940	—
SBA Backed Securities	9,868	—	9,868	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	565,159	—	565,159	—
Privately Issued Residential Mortgage Backed Securities	4,285	—	4,285	—
Privately Issued Commercial Mortgage Backed Securities	327	—	327	—
Obligations Issued by States and Political Subdivisions	36,326	—	16,446	19,880

Other Debt Securities	2,269	—	2,269	—
Equity Securities	1,757	1,478	—	279

Total	$830,939	$1,478	$809,302	$20,159

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	5,781	—	—	5,781
Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for the three and nine-month periods ended September 30, 2010 amounted to $200,000 and $1.9 million, respectively. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category. There were no transfers of financial instruments to or from Level 1 and Level 2 classifications.
The changes in Level 3 securities for the nine-month period ended September 30, 2010 are shown in the table below:

		Obligations Issued
		by States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
		(In thousands)
Balance at December 31, 2009	$7,820	$5,623	$234	$13,677
Purchases	—	21,037	64	21,101
Maturities and calls	(3,427)	(11,173)	(19)	(14,619)

Balance at September 30, 2010	$4,393	$15,487	$279	$20,159

The amortized cost of Level 3 securities was $20.4 million with an unrealized loss of $283,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The changes in Level 3 securities for the nine-month period ended September 30, 2009, are shown in the table below:

		Obligations Issued by
	Auction Rate	States & Political	Equity
	Securities	Subdivisions	Securities	Total
		(In thousands)
Balance at December 31, 2008	$—	$3,300	$170	$3,470
Purchases	—	5,838	64	5,902
Maturities	(5,000)	(3,467)	—	(8,467)
Reclassification	21,061	—	—	21,061
Changes in fair value	(661)	—	—	(661)

Balance at September 30, 2009	$15,400	$5,671	$234	$21,305

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
Securities available-for-sale totaling $20.2 million, or 0.83% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified from Level 2 to Level 3 at the end of the first quarter of 2009 due to the lack of an active market. Level 3 securities have little or no pricing observability as of the reported date. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon an evaluation of the underlying issuer, market liquidity and prevailing market interest rates.
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

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
		(In thousands)
Financial assets:
Cash and cash equivalents	$295,372	$295,372	$398,642	$398,642
Short-term investments	123,890	123,890	18,518	18,665

Securities available-for-sale	830,939	830,939	647,796	647,796
Securities held-to-maturity	228,226	235,026	217,643	221,413
Net loans	850,009	888,605	864,752	876,197
Accrued interest receivable	6,045	6,045	5,806	5,806
Financial liabilities:
Deposits	1,882,847	1,889,383	1,701,987	1,706,271
Repurchase agreement and other borrowed funds	338,911	352,363	352,769	359,989
Subordinated debentures	36,083	41,036	36,083	36,136
Accrued interest payable	951	951	1,116	1,116
Standby letters of credit	—	55	—	93
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
Note 9. Recent Accounting Developments
FASB ASC 860, Transfers and Servicing (formerly Statement of Financial Accounting Standards No.166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”). In June 2009, the FASB issued FASB ASC 860. FASB ASC 860 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on or after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. FASB ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. The adoption of this Statement did not have a material effect on the Company’s financial statements at the date of adoption, January 1, 2010.
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
In July, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses .” This Statement will significantly increase disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The Statement will require reporting entities to make new disclosures about (a) the nature of credit risk inherent in the entity’s portfolio of financing receivables (loans), (b) how that risk is analyzed and assessed in determining the allowance for credit (loan) losses and (c) the reasons for changes in the allowance for credit losses.
The Statement will require disclosures related to the allowance for credit losses on a “portfolio segment” basis instead of on an aggregate basis. “Portfolio segment” is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. The Statement also establishes the concept of a “class of financing receivables”. A class is generally a disaggregation of a portfolio segment. The Statement requires numerous disclosures at the class level including (a) delinquency and nonaccrual information and related significant accounting policies, (b) impaired financing receivables and related significant accounting policies, (c) a description of credit quality indicators used to monitor credit risk and (d) modifications of financing receivables that meet the definition of a troubled debt restructuring. The Statement will expand disclosure requirements to include all financing receivables that are individually evaluated for impairment and determined to be impaired, and require the disclosures at the class level.
Entities will be required to disclose the activity within the allowance for credit losses, including the beginning and ending balance of the allowance for each portfolio segment, as well as current-period provisions for credit losses, direct write-downs charged against the allowance and recoveries of any amounts previously written off. Entities will also be required to disclose the effect on the provision for credit losses due to changes in accounting policies or methodologies from prior periods.
Public entities will need to provide disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of the allowance for credit losses by portfolio segment) are required in interim and annual periods beginning on or after December 15, 2010. As this Statement amends only the disclosure requirements for loans and the allowance, adoption will have no impact on the Company’s financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.4 billion as of September 30, 2010. The Company presently operates 23 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
During October 2008, the Company received regulatory approval to close a branch on Albany Street in Boston, Massachusetts. This branch closed in January 2009.
During August 2009, the Company entered into a lease agreement to open a branch located at Coolidge Corner in Brookline, Massachusetts. The branch opened on April 27, 2010.
During July 2010, the Company entered into a lease agreement to open a branch located at Newton Centre in Newton, Massachusetts. The branch is scheduled to open during the first half of 2011.
During September 2010, the Company entered into a lease agreement to open a branch located in Andover, Massachusetts. The branch is scheduled to open during the fourth quarter of 2011.
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
Earnings for the third quarter ended September 30, 2010 were $3,267,000, or $0.59 per share diluted, compared to net income of $3,182,000, or $0.58 per share diluted, for the third quarter ended September 30, 2009. For the first nine months of 2010, net income totaled $9,650,000, or $1.74 per share diluted, compared to net income of $7,075,000, or $1.28 per share diluted, for the same period a year ago.
Net interest income totaled $38.5 million for the first nine months of 2010 compared to $35.4 million for 2009. The 8.5% increase in net interest income for the period is mainly due to a 20.7% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was partially offset by a decrease of seventeen basis points in the net interest margin. The net interest margin decreased from 2.68% on a fully taxable equivalent basis in 2009 to 2.51% on the same basis for 2010.
Throughout 2008, the Company had seen improvement in its net interest margin; however, the first quarter of 2009 reflected a decrease in the net interest margin with a modest increase during the second quarter and third quarter of 2009 followed by a general decline through the third quarter of 2010 as illustrated in the graph below:

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
For the three months ended September 30, 2010, the loan loss provision was $1.2 million compared to a provision of $1.3 million for the same period last year for a decrease of $50,000. The decrease in the provision was due to reduced allocations related to impaired loans. During the third quarter of 2009 provisions were made for two impaired loans that were subsequently charged off during the fourth quarter of 2009. The provision for loan losses was $4.2 million for both of the nine month periods. The $75,000 increase was primarily the result of additional allocations related to impaired loans. Nonperforming loans decreased to $9.5 million at September 30, 2010 from $17.0 million on September 30, 2009. This was primarily the result of charge-offs of loans that occurred during the fourth quarter of 2009 as well as resolutions of loans made throughout the period.
The Company capitalized on favorable market conditions for the nine months ended September 30, 2010 and realized net gains on sales of investments of $1.0 million, compared to $1.1 million for the same period in 2009. Included in operating expenses for the third quarter and first nine months of 2010 are FDIC assessments of $785,000 and $2.2 million, respectively, as compared to $638,000 and $2.8 million for the same periods in 2009. FDIC assessments decreased primarily as a result of the special assessment charge of approximately $1.0 million during the second quarter of 2009. This was offset, somewhat, by an increase in assessment rate as well as an increase in the deposit base during 2010.
For the third quarter of 2010, the Company’s effective income tax was 6.3% compared to 11.5% for last year’s corresponding quarter. For the first nine months of 2010, the Company’s effective income tax was 8.3% compared to 10.7% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of increased levels of tax-exempt income.
Financial Condition
Loans
On September 30, 2010, total loans outstanding, net, were $863.8 million, a decrease of 1.5% from the total on December 31, 2009. At September 30, 2010, commercial real estate loans accounted for 44.4% and residential real estate loans, including home equity loans, accounted for 36.7% of total loans.
Commercial and industrial loans decreased to $102.4 million at September 30, 2010, from $141.1 million on December 31, 2009, primarily as a result of loan payoffs. Construction loans decreased to $54.2 million at September 30, 2010 from $60.3 million on December 31, 2009, primarily as a result of loan payoffs.

Allowance for Loan Losses
The allowance for loan loss at September 30, 2010 was $13.8 million as compared to $12.4 million at December 31, 2009. This increase was due to quantitative and qualitative factors associated with the loan loss reserve requirement. Also, the level of the allowance for loan losses to total loans increased from 1.41% at December 31, 2009 to 1.60% at September 30, 2010. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:
•	Construction loans: The outstanding loan balance of construction loans at September 30, 2010 is $54.2 million. A major factor in nonaccrual loans is two large construction loans. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $306.3 million at September 30, 2010. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans is $86.5 million at September 30, 2010. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $46.7 million at September 30, 2010. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Allowance for loan losses, beginning of period	$14,350	$13,364	$12,373	$11,119
Loans charged off	(1,891)	(496)	(3,174)	(1,511)
Recoveries on loans previously charged-off	168	98	403	458

Net charge-offs	(1,723)	(398)	(2,771)	(1,053)
Provision charged to expense	1,200	1,250	4,225	4,150

Allowance for loan losses, end of period	$13,827	$14,216	$13,827	$14,216

Due to current economic conditions, the Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccruing loans	$9,472	$12,311
Loans past due 90 days or more and still accruing	$130	$—
Other real estate owned	$379	$—
Nonaccruing loans as a percentage of total loans	1.10%	1.40%
Accruing troubled debt restructures	$1,252	$521
Cash and Cash Equivalents
Cash and cash equivalents remained relatively stable during the third quarter of 2010.
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
Securities Available-for-Sale (at Fair Value)

	September 30, 2010	December 31, 2009
	(In thousands)
U.S Treasury	$2,008	$2,003
U.S. Government Sponsored Enterprises	208,940	192,364
Small Business Administration	9,868	—
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	565,159	418,512
Privately Issued Residential Mortgage-backed Securities	4,285	4,910
Privately Issued Commercial Mortgage-backed Securities	327	544
Obligations issued by States and Political Subdivisions	36,326	26,289
Other Debt Securities	2,269	2,259
Equity Securities	1,757	915

Total Securities Available-for-Sale	$830,939	$647,796

During the first nine months of 2010 the Company capitalized on favorable market conditions and realized $1,027,000 of gains on sales of investments. The sales of investments represented seven U.S. Government Sponsored Enterprise bonds totaling $34.6 million.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the 3rd quarter of 2008.
Securities Held-to-Maturity (at Amortized Cost)

	September 30, 2010	December 31, 2009
	(In thousands)
U.S. Government Sponsored Enterprises	$79,548	$69,555
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	148,678	148,088
Obligations Issued by States and Political Subdivisions	—	—

Total Securities Held-to-Maturity	$228,226	$217,643

At September 30, 2010 and December 31, 2009, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
Securities Available-for-Sale
The securities available-for-sale portfolio totaled $830.9 million at September 30, 2010, an increase of 28.3% from December 31, 2009. Purchases of securities available-for-sale totaled $698.4 million for the nine months ended September 30, 2010. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.5 years.
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
Securities available-for-sale totaling $20.2 million, or 0.83% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $228.2 million on September 30, 2010, a increase of 4.9% from the total on December 31, 2009. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.1 years.
Federal Home Loan Bank of Boston Stock
The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the year ended December 31, 2009, the FHLBB reported a net loss of $186.8 million resulting from the recognition of $444.1 million of impairment losses which were recognized through income. For the first nine months of 2010, the FHLBB reported net income of $83.0 million. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of September 30, 2010. The Company will continue to monitor its investment in FHLBB stock.
Deposits and Borrowed Funds
On September 30, 2010, deposits totaled $1.89 billion, representing a 10.6% increase in total deposits from December 31, 2009. Total deposits increased primarily as a result of increases in savings and NOW and time deposits. Savings and NOW and time deposits increased as the Company continued to offer attractive rates for these types of deposits during the first nine months of the year. Borrowed funds totaled $338.9 million compared to $352.8 million at December 31, 2009. Borrowed funds remained relatively stable.
Stockholders’ Equity
At September 30, 2010, total equity was $145.9 million compared to $132.7 million at December 31, 2009. The Company’s equity increased as a result of earnings and a decrease in accumulated other comprehensive loss, net of taxes, offset somewhat by dividends paid. The Company’s leverage ratio stood at 7.13% at September 30, 2010, compared to 8.02% at September 30, 2009. This decline in the leverage ratio is due to an increase in assets, offset by an increase in stockholders’ equity. The Company’s Tier 1 capital-to-risk assets and total capital-to-risk assets stood at 14.95% and 16.13%, respectively, at September 30, 2010. Book value as of September 30, 2010 was $26.35 per share.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2010			September 30, 2009
	( In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$871,471	$13,169	6.00%	$860,683	$13,107	5.92%
Securities available-for-sale(5):
Taxable	768,231	4,534	2.36	600,929	5,336	3.55
Tax-exempt	35,796	126	1.41	49,087	229	1.87
Securities held-to-maturity:
Taxable	210,984	1,645	3.12	185,998	1,927	4.14
Interest-bearing deposits in other banks	420,903	465	0.43	211,780	505	0.93

Total interest-earning assets	2,307,385	19,939	3.44%	1,908,477	21,104	4.34%
Non interest-earning assets	159,210			142,214
Allowance for loan losses	(13,920)			(13,777)

Total assets	$2,452,675			$2,036,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$464,267	$610	0.52%	$280,927	$549	0.78%
Savings accounts	275,797	330	0.47	264,902	590	0.88
Money market accounts	546,031	876	0.64	428,292	1,266	1.17
Time deposits	370,606	2,162	2.32	316,154	2,296	2.88

Total interest-bearing deposits	1,656,701	3,978	0.95	1,290,275	4,701	1.45
Securities sold under agreements to repurchase	122,028	116	0.38	89,568	99	0.44
Other borrowed funds and subordinated debentures	191,584	1,946	4.03	221,279	2,563	4.60

Total interest-bearing liabilities	1,970,313	6,040	1.22%	1,601,122	7,363	1.83%

Non interest-bearing liabilities
Demand deposits	305,912			276,300
Other liabilities	31,546			31,156

Total liabilities	2,307,771			1,908,578

Stockholders’ equity	144,904			128,336
Total liabilities & stockholders’ equity	$2,452,675			$2,036,914

Net interest income on a fully taxable equivalent basis		13,899			13,741

Less taxable equivalent adjustment		(1,311)			(1,067)

Net interest income		$12,588			$12,674

Net interest spread (3)			2.22%			2.51%

Net interest margin (4)			2.39%			2.81%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
		September 30, 2010			September 30, 2009
			( In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$875,759	$39,614	6.04%	$846,895	$38,039	5.94%
Securities available-for-sale(5):
Taxable	730,392	14,313	2.61	541,820	15,122	3.72
Tax-exempt	32,130	485	2.01	52,808	939	2.37
Securities held-to-maturity:
Taxable	219,137	5,501	3.35	201,484	6,330	4.19
Interest-bearing deposits in other banks	391,527	1,246	0.42	220,625	1,811	1.08

Total interest-earning assets	2,248,945	61,159	3.63%	1,863,632	62,241	4.43%
Non interest-earning assets	155,395			143,844

Allowance for loan losses	(13,545)			(12,843)

Total assets	$2,390,795			$1,994,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$420,217	$1,975	0.63%	$257,580	$1,665	0.86%
Savings accounts	272,840	1,279	0.63	239,613	2,207	1.23
Money market accounts	550,412	3,189	0.77	434,330	4,919	1.51
Time deposits	344.036	5,746	2.23	325,255	7,465	3.07

Total interest-bearing deposits	1,587,505	12,189	1.03	1,256,778	16,256	1.73
Securities sold under agreements to repurchase	138,263	466	0.45	93,935	423	0.60
Other borrowed funds and subordinated debentures	201,976	6,351	4.20	214,122	7,707	4.81

Total interest-bearing liabilities	1,927,744	19,006	1.32%	1,564,835	24,386	2.08%

Non interest-bearing liabilities
Demand deposits	291,210			274,025
Other liabilities	30,922			30,677

Total liabilities	2,249,876			1,869,537

Stockholders’ equity	140,919			125,096
Total liabilities & stockholders’ equity	$2,390,795			$1,994,633

Net interest income on a fully taxable equivalent basis		42,153			37,855

Less taxable equivalent adjustment		(3,698)			(2,427)

Net interest income		$38,455			$35,428

Net interest spread (3)			2.31%			2.34%

Net interest margin (4)			2.51%			2.68%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Compared with			Compared with
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
		Increase/(Decrease)			Increase/(Decrease)
		Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income:
Loans	$605	$(543)	$62	$2449	$(874)	$1,575
Securities available-for-sale
Taxable	1,260	(2,062)	(802)	4,417	(5,228)	(809)
Tax-exempt	(54)	(49)	(103)	(328)	(126)	(454)
Securities held-to-maturity
Taxable	236	(518)	(282)	522	(1,349)	(829)
Interest-bearing deposits in other banks	318	(358)	(40)	923	(1,488)	(565)

Total interest income	2,365	(3,530)	(1,165)	7,983	(9,065)	(1,082)

Interest expense:
Deposits:
NOW accounts	280	(219)	61	851	(541)	310
Savings accounts	23	(283)	(260)	273	(1,201)	(928)
Money market accounts	288	(678)	(390)	1,088	(2,818)	(1,730)
Time deposits	359	(493)	(134)	411	(2,130)	(1,719)

Total interest-bearing deposits	950	(1,673)	(723)	2,623	(6,690)	(4,067)
Securities sold under agreements to repurchase	32	(15)	17	167	(124)	43
Other borrowed funds and subordinated debentures	(322)	(295)	(617)	(420)	(936)	(1,356)

Total interest expense	660	(1,983)	(1,323)	2,370	(7,750)	(5,380)

Change in net interest income	$1,705	$(1,547)	$158	$5,613	$(1,315)	$4,298

Net Interest Income
For the three months ended September 30, 2010, net interest income on a fully taxable equivalent basis totaled $13.9 million compared to $13.7 million for the same period in 2009, an increase of $158,000 or 1.1%. This increase in net interest income for the period is mainly due to a 20.9% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was almost entirely offset by a decrease of forty-two basis points in the net interest margin. The net interest margin decreased from 2.81% on a fully taxable equivalent basis in 2009 to 2.39% on the same basis for 2010.

For the nine months ended September 30, 2010, net interest income on a fully taxable equivalent basis totaled $42.2 million compared to $37.9 million for the same period in 2009, an increase of $4.3 million or 11.4%. This increase in net interest income for the period is mainly due to a 20.7% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was somewhat offset by a decrease of seventeen basis points in the net interest margin. The net interest margin decreased from 2.68% on a fully taxable equivalent basis in 2009 to 2.51% on the same basis for 2010.

Provision for Loan Losses
For the three months ended September 30, 2010, the loan loss provision was $1.20 million compared to a provision of $1.25 million for the same period last year for a decrease of $50,000. The decrease in the provision was due to reduced allocations related to impaired loans. During the third quarter of 2009 provisions were made for two impaired loans that were subsequently charged off during the fourth quarter of 2009. For the nine months ended September 30, 2010, the loan loss provision was $4.23 million compared to a provision of $4.15 for the same period last year for an increase of $75,000. The $75,000 increase was primarily the result of additional allocations related to impaired loans. The level of the allowance for loan losses to total loans increased from 1.41% at December 31, 2009 to 1.60% at September 30, 2010. This increase was due to the provision for loan losses exceeding net loan charge offs for the nine months ended September 30, 2010.
Non-Interest Income and Expense
Other operating income for the quarter ended September 30, 2010 was $3.4 million, consistent for the same period last year. Other operating income remained relatively stable. There was a decrease in service charges on deposit accounts of $29,000 which was mainly attributable to a decrease in overdraft fees. Lockbox fees increased by $85,000 as a result of increased customer volume. Other income decreased by $94,000 mainly as a result of a decrease in the growth of cash surrender values on life insurance policies.
Other operating income for the nine months ended September 30, 2010 was $11.8 million compared to $11.6 million for the same period last year. The changes in other operating income, which increased by $167,000, was mainly attributable to an increase in other income of $398,000, partially offset by a decrease in service charges on deposit accounts of $182,000. The increase in other income consisted primarily of $374,000 increase in the growth of cash surrender values on life insurance policies. Cash surrender values increased mainly as a result of additional earnings as a result of certain policies reaching their twenty year anniversary during the first quarter of 2010. This was partially offset by life insurance proceeds received during the first quarter of 2009. Lockbox fees increased by $39,000 as a result of increased customer volume. Service charges on deposit accounts decreased by $182,000 mainly as a result of a decrease in overdraft fees.
For the quarter ended September 30, 2010, operating expenses increased by $85,000 or 0.8% to $11.3 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $147,000 in FDIC assessments and $91,000 in salaries and employee benefits; this was partially offset by a decrease of $90,000 in equipment expense and $69,000 in other expenses. FDIC assessments increased primarily as a result of by an increase in the assessment rate as well as an increase in the deposit base during 2010. Salaries and employee benefits increased mainly as a result of merit increases. Other expenses decreased primarily as a result of a decrease in marketing related expenses. Occupancy expenses increased by $6,000. Equipment expenses decreased mainly as a result of decreases in depreciation expense.
For the nine months ended September 30, 2010, operating expenses increased by $516,000 or 1.5% to $35.5 million, from the same period last year. The increase in operating expenses for the nine months was mainly attributable to an increase of $1.4 million in salaries and employee benefits, this was partially offset by a decrease of $579,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of $916,000 due Jonathan G. Sloane, former Co-CEO, in accordance with his separation agreement as previously announced. FDIC assessments decreased primarily as a result of the special assessment charge of approximately $1.0 million during the second quarter of 2009. This was offset, somewhat, by an increase in the assessment rate as well as an increase in the deposit base during 2010. Other expenses increased by $15,000. Occupancy expenses decreased by $68,000 and equipment expense decreased by $289,000. Occupancy expenses decreased mainly as a result of decreases in building maintenance expense. Equipment expenses decreased mainly as a result of decreases in depreciation expense. Other expenses increased mainly as a result of increased marketing related expenses.
Income Taxes
For the third quarter of 2010, the Company’s income tax expense totaled $220,000 on pretax income of $3.5 million for an effective tax rate of 6.3%. For last year’s corresponding quarter, the Company’s income tax expense totaled $413,000 on pretax income of $3.6 million for an effective tax rate of 11.5%. For the first nine months of 2010, the Company’s income tax expense totaled $879,000 on pretax income of $10.5 million for an effective tax rate of 8.3%. For last year’s corresponding period, the Company’s income tax expense totaled $851,000 on pretax income of $7.9 million for an effective tax rate of 10.7%. The effective income tax rate decreased for the current quarter and nine month period mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the same periods last year.
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
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2010 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
July 30 — July 30, 2010	—	$—	—	300,000

August 31 — August 31, 2010	—	$—	—	300,000

September 30 — September 30, 2010	—	$—	—	300,000

(1)	On July 13, 2010, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3	Defaults Upon Senior Securities — None
Item 5	Other Information — None
Item 6	Exhibits
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

Date: November 5, 2010	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)