Form 10-K
period 2010-12-31
CENTURY BANCORP INC
filed 2011-03-11
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2010 was $78,476,968.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2011:

Class A Common Stock, $1.00 par value 3,539,217 Shares
Class B Common Stock, $1.00 par value 2,001,380 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2010 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2010, the Company had total assets of $2.4 billion. Currently, the Company operates 23 banking offices in 17 cities and towns in Massachusetts, ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with 178 (51%) of the 351 cities and towns in Massachusetts.

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

Employees

As of December 31, 2010, the Company had 299 full-time and 81 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

These financial activities authorized by Gramm-Leach may also be engaged in by a “financial subsidiary” of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and any bank affiliates) to be “well capitalized” and “well managed;” the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if the bank is one of the 100 largest banks, it must meet certain financial rating or other comparable requirements. The Company does not currently conduct activities through a financial subsidiary.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review of the Company and its subsidiaries as of September 2010.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

Deposit Insurance Premiums

The Bank’s deposits have the benefit of FDIC insurance up to applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of assets that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $6.1 million as of December 31, 2010. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

In February 2011, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The rule should keep the overall amount collected from the industry very close to the amount collected prior to the new calculation.

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

(iv) at December 31, 2010, approximately 57.8% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2010, approximately 35.5% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2010, our goodwill and other identifiable intangible assets were approximately $3.2 million;

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

ITEM 2.  PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 22 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2011 to 2026. The Company believes that its banking offices are in good condition.

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

No matters were submitted to a vote of the Company’s Stockholders during the fourth quarter of the fiscal year ended December 31, 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2009 is shown on page 11. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

	Issuer Purchases of Equity Securities
		Weighted	Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares That May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs(1)

October 1 — October 31, 2010	—	—	—	300,000
November 1 — November 30, 2010	—	—	—	300,000
December 1 — December 31, 2010	—	—	—	300,000

(1)	On July 13, 2010, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

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

(b) Approximate number of equity security holders as of December 31, 2010:

Approximate Number
Title of Class	of Record Holders

Class A Common Stock	1,414
Class B Common Stock	100

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
2010
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

(d) The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2010:

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares		Equity Compensation
	to be Issued	Weighted-Average	Plans (Excluding
	Upon Exercise of	Exercise Price of	Shares Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	38,712	$28.36	222,884
Equity compensation plans not approved by security holders	—	—	—

Total	38,712	$28.36	222,884

(e) The performance graph information required herein is shown on page 12.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 11 and 12.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 13 through 35.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 32.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 36 through 80.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officers and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the principal executive officers and principal financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no significant changes in its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting. Management’s report on internal control over financial reporting is shown on page 83. The audit report of the registered public accounting firm is shown on page 82.

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2010	2009	2008	2007	2006
	(Dollars in thousands, except share data)

FOR THE YEAR
Interest income	$76,583	$79,600	$80,693	$83,008	$80,707
Interest expense	24,817	31,723	35,914	43,805	43,944

Net interest income	51,766	47,877	44,779	39,203	36,763
Provision for loan losses	5,575	6,625	4,425	1,500	825

Net interest income after provision for loan losses	46,191	41,252	40,354	37,703	35,938
Other operating income	15,999	16,470	13,975	13,948	11,365
Operating expenses	47,372	46,379	43,028	40,255	40,196

Income before income taxes	14,818	11,343	11,301	11,396	7,107
Provision for income taxes	1,244	1,183	2,255	3,532	2,419

Net income	$13,574	$10,160	$9,046	$7,864	$4,688

Average shares outstanding, basic	5,533,506	5,532,249	5,541,983	5,542,461	5,540,966
Average shares outstanding, diluted	5,535,742	5,534,340	5,543,702	5,546,707	5,550,722
Shares outstanding at year-end	5,540,247	5,530,297	5,538,407	5,543,804	5,541,188
Earnings per share:
Basic	$2.45	$1.84	$1.63	$1.42	$0.85
Diluted	$2.45	$1.84	$1.63	$1.42	$0.84
Dividend payout ratio	16.0%	21.4%	24.0%	27.6%	46.2%
AT YEAR-END
Assets	$2,441,684	$2,254,035	$1,801,566	$1,680,281	$1,644,290
Loans	906,164	877,125	836,065	726,251	736,773
Deposits	1,902,023	1,701,987	1,265,527	1,130,061	1,268,965
Stockholders’ equity	145,025	132,730	120,503	118,806	106,818
Book value per share	$26.18	$24.00	$21.76	$21.43	$19.28
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.56%	0.50%	0.54%	0.49%	0.28%
Return on average stockholders’ equity	9.52%	7.98%	7.43%	7.05%	4.45%
Net interest margin, taxable equivalent	2.52%	2.69%	3.00%	2.65%	2.40%
Net charge-offs as a percent of average loans	0.44%	0.63%	0.38%	0.22%	0.06%
Average stockholders’ equity to average assets	5.93%	6.26%	7.23%	6.97%	6.39%
Efficiency ratio	65.0%	68.5%	70.6%	77.5%	83.5%

	2010, Quarter Ended
Per Share Data	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$27.39	$24.00	$23.22	$23.60
Low	22.54	19.40	16.77	18.65
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

	2009, Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$25.00	$24.99	$18.99	$17.75
Low	18.53	17.60	13.00	9.46
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2005 to December 31, 2010 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the table below represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year
Cumulative Total Return*

Value of $100 Invested on December 31, 2005 at:	2006	2007	2008	2009	2010
Century Bancorp, Inc.	$94.97	$71.67	$57.57	$82.67	$102.68
NASDAQ Banks	112.23	88.95	64.86	54.35	64.28
NASDAQ U.S.	109.84	119.14	57.41	82.53	97.95

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2005 and that all dividends were reinvested.

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

RECENT MARKET DEVELOPMENTS

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity. Dramatic declines in the housing market during the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant writedowns of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

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

On October 14, 2008, the U.S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, as amended, the FDIC guaranteed certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC fully guaranteed deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP were be charged a 50-, 75- or 100-basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment was applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP. The annual assessment rate that was applied during the extension period was either 15, 20 or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. On April 13, 2010 the FDIC approved an interim rule to extend the TAGP to December 31, 2010. The Company continued to participate in the TAGP through December 31, 2010. The interim rule gave the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension. On November 9, 2010, the FDIC approved temporary unlimited coverage for noninterest-bearing transaction accounts. This coverage became effective on December 31, 2010, and will end on December 31, 2012.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $6.1 million as of December 31, 2010. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

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

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century

Bank and Trust Company formed in 1969. At December 31, 2010, the Company had total assets of $2.4 billion. Currently, the Company operates 23 banking offices in 17 cities and towns in Massachusetts, ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with 178 (51%) of the 351 cities and towns in Massachusetts.

The Company had net income of $13,574,000 for the year ended December 31, 2010, compared with net income of $10,160,000 for the year ended December 31, 2009 and net income of $9,046,000 for the year ended December 31, 2008. Diluted earnings per share were $2.45 in 2010, compared to $1.84 in 2009 and $1.63 in 2008.

Throughout 2008, the Company had seen improvement in its net interest margin; however, the first quarter of 2009 reflected a decrease in the net interest margin with a modest increase during the second and third quarters of 2009 followed by a general decline through the fourth quarter of 2010 as illustrated in the graph below:

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

The primary factors accounting for the general decrease in the net interest margin during 2009 and 2010 were a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as prepayments of loans and changes in market interest rates, will continue to positively impact the net interest margin.

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. From 2008 to 2009, the yield curve steepened significantly, offset somewhat by a slight flattening from 2009 to 2010.

During 2010, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. During 2010, 2009 and 2008, the U.S. economy has experienced a lower short-term rate environment along with a general steepening of the yield curve, which means that the spread between the long-term and short-term yields has increased. The lower short-term rates negatively impacted the net interest margin for 2010 and 2009 as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits.

Total assets were $2,441,684,000 at December 31, 2010, an increase of 8.3% from total assets of $2,254,035,000 on December 31, 2009.

On December 31, 2010, stockholders’ equity totaled $145,025,000, compared with $132,730,000 on December 31, 2009. Book value per share increased to $26.18 at December 31, 2010 from $24.00 on December 31, 2009.

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

The Company considers impairment of investment securities and allowance for loan losses to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

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

The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Specific allowances for loan losses entail the assignment of allowance amounts to individual loans on the basis of loan impairment. The formula allowance and specific allowances also include management’s evaluation of various conditions, including business and economic conditions, delinquency trends, charge-off experience and other quality factors. Further information regarding the Company’s methodology for assessing the appropriateness of the allowance is contained within footnote 1 of the Company’s financial statements.

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

FINANCIAL CONDITION

Investment Securities

The Company’s securities portfolio consists of securities available-for-sale (“AFS”) and securities held-to-maturity (“HTM”).

Securities available-for-sale consist of certain U.S. Treasury and U.S. Government Sponsored Enterprise mortgage-backed securities; state, county and municipal securities; privately issued mortgage-backed securities; foreign debt securities; and other marketable equities.

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2010 totaled $909,391,000 and included gross unrealized gains of $12,450,000 and gross unrealized losses of $6,615,000. A year earlier, securities available-for-sale were $647,796,000 including gross unrealized gains of $9,442,000 and gross unrealized losses of $2,656,000. In 2010, the Company recognized gains of $1,851,000 on the sale of available-for-sale securities. In 2009, the Company recognized gains of $2,734,000.

Securities which management intends to hold until maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31,2010 are carried at their amortized cost of $230,116,000 and exclude gross unrealized gains of $5,394,000 and gross unrealized losses of $1,986,000. Ayear earlier, securities held-to-maturity totaled $217,643,000 excluding gross unrealized gains of $4,526,000 and gross unrealized losses of $756,000.

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2010		2009		2008
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury	$2,005	0.2%	$2,003	0.3%	$2,028	0.4%
U.S. Government Sponsored Enterprises	175,663	19.3%	192,364	29.7%	161,292	32.5%
SBA Backed Securities	9,732	1.1%	—	—	—	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	680,898	74.9%	418,512	64.6%	260,132	52.5%
Privately Issued Residential Mortgage-Backed Securities	3,968	0.4%	4,910	0.8%	5,659	1.1%
Privately Issued Commercial Mortgage-Backed Securities	287	0.1%	544	0.1%	3,367	0.7%
Obligations Issued by States and Political Subdivisions	34,074	3.7%	26,289	4.1%	60,259	12.2%
Other Debt Securities	2,253	0.2%	2,259	0.3%	2,100	0.4%
Equity Securities	511	0.1%	915	0.1%	748	0.2%

Total	$909,391	100.0%	$647,796	100.0%	$495,585	100.0%

Included in Obligations Issued by States and Political Subdivisions as of December 31, 2010, are $4,393,000 of auction rate municipal obligations (“ARSs”) and $10,000,000 of variable rate demand notes (“VRDNs”) with unrealized losses of $284,000 for ARSs. VRDNs’ fair value equals the carrying value. These debt securities were issued by governmental entities but are not necessarily debt obligations of the issuing entity. Of the total of $14,393,000 of ARSs and VRDNs, $10,000,000 are obligations of governmental entities and the remainder are the obligation of a large nonprofit entity. These obligations are variable rate securities with long-term maturities whose interest rates are set periodically through an auction process for ARSs and by prevailing market rates for VRDNs. Should the auction not attract sufficient bidders, the interest rate adjusts to the default rate defined in each obligation’s underlying documents. The Company increased its holdings in these types of securities during the second and third quarters of 2008 to take advantage of yields available due to market disruption. Although many of these issuers have bond insurance, the Company purchased the securities based on the creditworthiness of the underlying obligor.

In the case of a failed auction, the Company may not have access to funds as only a limited market exists for failed ARSs. As of December 31, 2010, the Company’s ARS was purchased subsequent to its failure with a fair value of $4,393,000 and an amortized cost of $4,677,000.

As of December 31, 2010, the weighted average taxable equivalent yield on these securities was 0.47%.

The majority of the Company’s securities AFS are classified as Level 2, as defined in footnote 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Securities available-for-sale totaling $20,660,000, or 0.85% of assets, are classified as Level 3, as defined in footnote 1 of the “Notes to Consolidated Financial Statements.” These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2010		2009		2008
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$84,534	36.7%	$69,555	32.0%	$44,000	23.9%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	145,582	63.3%	148,088	68.0%	140,047	76.1%

Total	$230,116	100.0%	$217,643	100.0%	$184,047	100.0%

For all years presented, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2010. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted	Over		Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average	Ten	% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Years	Total	Yield
	(Dollars in thousands)

U.S. Treasury	$2,005	0.2%	0.95%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	148,019	16.3%	1.41%	27,644	3.0%	1.22%	—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	1,158	0.1%	0.71%	3,983	0.4%	0.77%	4,591	0.5%	0.93%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	21,536	2.4%	5.21%	539,454	59.3%	2.71%	118,267	13.0%	2.84%	1,641	0.2%	2.60%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	3,968	0.4%	2.88%	—	0.0%	0.00%	—	0.0%	0.00%
Privately Issued Commercial Mortgage-Backed Securities	287	0.0%	3.78%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	17,505	2.0%	1.39%	2,176	0.3%	4.98%	5,000	0.6%	0.41%	9,393	1.0%	0.46%
Other Debt Securities	200	0.0%	5.38%	600	0.1%	2.10%	—	0.0%	0.00%	—	0.0%	0.00%
Equity Securities	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%

Total	$41,533	4.6%	3.36%	$695,375	76.5%	2.44%	$154,894	17.0%	2.42%	$15,625	1.7%	0.82%

			Weighted			Weighted
	Non-	% of	Average		% of	Average
	Maturing	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury	$—	0.0%	0.00%	$2,005	0.2%	0.95%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	175,663	19.3%	1.38%
SBA Backed Securities	—	0.0%	0.00%	9,732	1.1%	0.84%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	680,898	75.0%	2.82%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	3,968	0.4%	2.88%
Privately Issued Commercial Mortgage-Backed Securities	—	0.0%	0.00%	287	0.0%	3.78%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	34,074	3.7%	1.22%
Other Debt Securities	1,453	0.1%	4.63%	2,253	0.2%	4.02%
Equity Securities	511	0.1%	1.71%	511	0.1%	1.71%

Total	$1,964	0.2%	3.87%	$909,391	100.0%	2.45%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within		Weighted	One Year		Weighted	Five Years		Weighted			Weighted
	One	% of	Average	to Five	% of	Average	to Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$—	0.0%	0.00%	$9,998	4.4%	1.63%	$74,536	32.4%	1.67%	$84,534	36.7%	1.67%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	7,298	3.2%	4.49%	113,059	49.1%	4.11%	25,225	11.0%	2.69%	145,582	63.3%	3.88%

Total	$7,298	3.2%	4.49%	$123,057	53.5%	3.91%	$99,761	43.4%	1.93%	$230,116	100.0%	3.07%

At December 31, 2010 and 2009, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2010, sales of securities totaling $41,251,000 in gross proceeds resulted in a net realized gain of $1,851,000. There were no sales of state, county or municipal securities during 2010. In 2009, there were sales totaling $16,185,000 in gross proceeds in state, county or municipal securities resulting in gross gains of $0 and gross losses of $0. In 2009, sales of securities totaling $94,142,000 in gross proceeds resulted in a net realized gain of $2,734,000.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
December 31,	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Construction and land development	$53,583	5.9%	$60,349	6.9%	$59,511	7.1%	$62,412	8.6%	$49,709	6.7%
Commercial and industrial	90,654	10.0%	141,061	16.1%	141,373	16.9%	117,332	16.2%	117,497	15.9%
Commercial real estate	433,337	47.8%	361,823	41.2%	332,325	39.8%	299,920	41.3%	327,040	44.4%
Residential real estate	207,787	22.9%	188,096	21.4%	194,644	23.3%	168,204	23.2%	167,946	22.8%
Consumer	5,957	0.7%	7,105	0.8%	8,246	1.0%	8,359	1.1%	7,104	1.0%
Home equity	114,209	12.6%	118,076	13.5%	98,954	11.8%	68,585	9.4%	66,157	9.0%
Overdrafts	637	0.1%	615	0.1%	1,012	0.1%	1,439	0.2%	1,320	0.2%

Total	$906,164	100.0%	$877,125	100.0%	$836,065	100.0%	$726,251	100.0%	$736,773	100.0%

At December 31, 2010, 2009, 2008, 2007 and 2006, loans were carried net of discounts of $598,000, $645,000, $692,000, $3,000 and $3,000, respectively. Net deferred loan fees of $186,000, $71,000, $81,000, $38,000 and $183,000 were carried in 2010, 2009, 2008, 2007 and 2006, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2010. The table excludes loans secured by 1-4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2010

	One Year	One to Five	Over
	or Less	Years	Five Years	Total
	(Dollars in thousands)

Construction and land development	$12,379	$32,322	$8,882	$53,583
Commercial and industrial	36,995	28,602	25,057	90,654
Commercial real estate	30,238	135,767	267,332	433,337

Total	$79,612	$196,691	$301,271	$577,574

The following table indicates the rate variability of the above loans due after one year.

	One to Five	Over
December 31, 2010	Years	Five Years	Total
	(Dollars in thousands)

Predetermined interest rates	$91,435	$50,431	$141,866
Floating or adjustable interest rates	105,256	250,840	356,096

Total	$196,691	$301,271	$497,962

The Company’s commercial and industrial (“C&l”) loan customers represent various small and middle-market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Eastern Massachusetts and Southern New Hampshire. Also included are loans to educational institutions, hospitals and other non-profit organizations. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three and ten years. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized nonresidential-type owner-occupied properties. This complements our C&l emphasis placed on the operating business entities and will continue. The regional economic environment affects the risk of both nonresidential and residential mortgages.

Residential real estate (1-4 family) includes two categories of loans. Included in residential real estate are approximately $11,109,000 of C&l type loans secured by 1-4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&l loans, notwithstanding the collateral position.

The other category of residential real estate loans is mostly 1-4 family residential properties located in the Bank’s market area. General underwriting criteria are largely the same as those used by Fannie Mae. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a “First Time Homebuyer” product to encourage new home ownership. Residential real estate loan volume has increased and remains a core consumer product. The economic environment impacts the risks associated with this category.

Home equity loans are extended as both first and second mortgages on owner-occupied residential properties in the Bank’s market area. Loans are underwritten to a maximum loan to property value of 75%.

Bank officers evaluate the feasibility of construction projects, based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2010, the Company was obligated to advance a total of $22,337,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2010	2009	2008	2007	2006
	(Dollars in thousands)

Total nonperforming loans	$8,068	$12,311	$3,661	$1,312	$135
Other real estate owned	—	—	—	452	—

Total nonperforming assets	$8,068	$12,311	$3,661	$1,764	$135

Accruing troubled debt restructured loans	$1,248	$521	$—	$—	$—
Loans past due 90 and still accruing	50	—	89	122	789
Nonperforming loans as a percent of gross loans	0.89%	1.40%	0.44%	0.18%	0.02%

Nonperforming assets as a percent of total assets	0.33%	0.55%	0.20%	0.10%	0.01%

The composition of impaired loans at December 31, is as follows:

	2010	2009	2008	2007	2006

Residential real estate, multi-family	$—	$—	$194	$—	$—
Commercial real estate	2,492	4,260	1,175	—	—
Construction and land development	4,000	4,900	—	—	—
Commercial and industrial	1,471	1,356	1,329	196	16

Total impaired loans	$7,963	$10,516	$2,698	$196	$16

At December 31, 2010, 2009, 2008 and 2007, impaired loans had specific reserves of $317,000, $745,000, $600,000 and $75,000, respectively. There were no impaired loans with specific reserves at December 31, 2006.

The Company was servicing mortgage loans sold to others without recourse of approximately $983,000, $1,127,000, $768,000, $559,000 and $798,000 at December 31, 2010, 2009, 2008, 2007 and 2006, respectively. Additionally, the Company services mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $36,000, $47,000, $56,000, $65,000 and $72,000 at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

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

Nonaccrual loans decreased during 2010 primarily as a result of resolution of a $2,479,000 commercial real estate loan as well as $900,000 in charge-offs from two construction loans during 2010. Nonaccrual loans increased from 2008 to 2009 primarily as a result of three loan relationships, one primarily commercial real estate and two construction totaling $7,379,000. Nonaccrual loans increased from 2007 to 2008 primarily as a result of eight consumer mortgages totaling $1,649,000. Nonaccrual loans increased from 2006 to 2007 primarily as a result of three consumer mortgages totaling $938,000. The relatively low level of nonperforming assets of $135,000 in 2006 and $949,000 in 2005 resulted from fewer additions to nonperforming assets during the year combined with an improvement in the resolution of nonperforming assets, including payments on nonperforming loans.

The Company continues to monitor closely $32,905,000 and $35,229,000 at December 31, 2010 and 2009, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31,2010, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2010	2009	2008	2007	2006
	(Dollars in thousands)

Year-end loans outstanding (net of unearned discount and deferred loan fees)	$906,164	$877,125	$836,065	$726,251	$736,773

Average loans outstanding (net of unearned discount and deferred loan fees)	$877,858	$853,422	$775,337	$725,903	$723,825

Balance of allowance for loan losses at the beginning of year	$12,373	$11,119	$9,633	$9,713	$9,340

Loans charged-off:
Commercial	1,559	1,498	2,869	1,828	386
Construction	900	3,639	15	—	—
Commercial real estate	922	—	—	—	—
Residential real estate	515	490	—	—	—
Consumer	547	443	489	311	322

Total loans charged-off	4,443	6,070	3,373	2,139	708

Recovery of loans previously charged-off:
Commercial	172	352	159	268	96
Construction	—	25	—	—	—
Real estate	8	4	5	149	49
Consumer	368	318	270	142	111

Total recoveries of loans previously charged-off:	548	699	434	559	256

Net loan charge-offs	3,895	5,371	2,939	1,580	452
Provision charged to operating expense	5,575	6,625	4,425	1,500	825

Balance at end of year	$14,053	$12,373	$11,119	$9,633	$9,713

Ratio of net charge-offs during the year to average loans outstanding	0.44%	0.63%	0.38%	0.22%	0.06%

Ratio of allowance for loan losses to loans outstanding	1.55%	1.41%	1.33%	1.33%	1.32%

These provisions are the result of management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs increased during 2006 through 2009 due to an increase in commercial loan charge-offs and construction loan charge-offs for 2009 as a result of the weakening of the overall economy and real estate market. Charge-offs declined in 2010 as a result of the overall decrease in the level of nonaccrual loans.

In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

Construction loans — The outstanding loan balance of construction loans at December 31, 2010 is $53,583,000. A major factor in nonaccrual loans are two large construction loans. Based on this fact, and the general local construction conditions facing construction, the management closely monitors all construction loans and considers this type of loan to be higher risk.

Higher balance loans — Loans greater than $1.0 million are considered “high balance loans.” The balance of these loans is $434,829,000 at December 31, 2010. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans is $124,685,000 at December 31, 2010. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

Small business loans — The outstanding loan balances of small business loans is $47,815,000 at December 31, 2010. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

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

	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Construction and land development	$1,752	5.9%	$362	6.9%	$677	7.1%	$583	8.6%	$849	6.7%
Commercial and industrial	3,163	10.0	4,972	16.1	5,125	16.9	4,645	16.2	1,916	15.9
Commercial real estate	5,671	47.8	2,983	41.2	2,620	39.8	2,548	41.3	4,502	44.4
Residential real estate	1,718	22.9	1,304	21.4	778	23.3	637	23.2	512	22.8
Consumer and other	298	0.8	1,753	0.9	342	1.1	392	1.3	135	1.2
Home equity	725	12.6	761	13.5	1,527	11.8	686	9.4	219	9.0
Unallocated	726		238		50		142		1,580

Total	$14,053	100.0%	$12,373	100.0%	$11,119	100.0%	$9,633	100.0%	$9,713	100.0%

The shift in the allocations of the allowance for loan losses in 2007 is the result of the implementation of guidance issued by the FDIC. The current allocation is based on historical charge-off rates with additional allocations based on risk factors for each category and general economic factors. Prior to 2007, the allowance related to general economic factors was included solely in the unallocated category. Further information regarding the allocation of the allowance is contained within footnote 6 of the Company’s financial statements.

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$298,825	15.8%	$277,300	17.8%	$267,966	22.0%
Savings and Interest Checking	696,232	36.7%	528,973	34.0%	369,687	30.3%
Money Market	543,432	28.7%	432,159	27.8%	308,432	25.3%
Time Certificates of Deposit	356,457	18.8%	318,413	20.4%	273,925	22.4%

Total	$1,894,946	100.0%	$1,556,845	100.0%	$1,220,010	100.0%

Time Deposits of $100,000 or more as of December 31 are as follows:

2010
(Dollars in thousands)

Three months or less	$16,215
Three months through six months	43,910
Six months through twelve months	99,533
Over twelve months	86,816

$246,474

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $221,000,000, a decrease of $11,500,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2010 was approximately $73,241,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, their interest rates and other information.

Subordinated Debentures

In May 1998, the Company consummated the sale of a Trust Preferred Securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary, Century Bancorp Capital Trust.

Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities, January 10,2005.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $108,550,000, a decrease of $10,195,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including their interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 11.1% in 2010 to $56,893,000, compared with $51,215,000 in 2009. The increase in net interest income for 2010 was mainly due to an 18.8% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was partially offset by a decrease of seventeen basis points in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.52% in 2010 from 2.69% in 2009 and decreased from 3.00% in 2008.

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

	2010			2009			2008
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
Year Ended December 31,	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans(2)	$877,858	$53,356	6.08%	$853,422	$51,174	6.00%	$775,337	$50,199	6.47%
Securities available-for-sale:(3)
Taxable	756,544	18,958	2.51	562,899	20,439	3.63	411,938	18,183	4.41
Tax-exempt	32,407	596	1.84	48,347	1,061	2.19	61,406	3,204	5.24
Securities held-to-maturity:
Taxable	222,154	7,158	3.22	193,520	8,093	4.18	193,584	8,265	4.27
Federal funds sold	—	—	—	—	—	—	99,784	2,442	2.45
Interest-bearing deposits in other banks	371,665	1,642	0.44	245,002	2,171	0.87	14,478	371	2.56

Total interest-earning assets	2,260,628	81,710	3.61%	1,903,190	82,938	4.36%	1,556,527	82,664	5.31%
Noninterest-earning assets	155,956			143,984			136,830
Allowance for loan losses	(13,686)			(13,331)			(9,997)

Total assets	$2,402,898			$2,033,843			$1,683,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$423,693	$2,504	0.59%	$279,213	$2,396	0.86%	$203,678	$3,076	1.51%
Savings accounts	272,539	1,568	0.58	249,761	2,862	1.15	166,009	2,929	1.76
Money market accounts	543,432	3,942	0.73	432,159	6,100	1.41	308,432	7,260	2.35
Time deposits	356,457	7,914	2.22	318,412	9,438	2.96	273,925	9,744	3.56

Total interest-bearing deposits	1,596,121	15,928	1.00	1,279,545	20,796	1.63	952,044	23,009	2.42
Securities sold under agreements to repurchase	133,080	573	0.43	98,635	576	0.58	94,526	1,393	1.47
Other borrowed funds and subordinated debentures	201,273	8,316	4.13	219,713	10,351	4.71	225,743	11,512	5.10

Total interest-bearing liabilities	1,930,474	24,817	1.29%	1,597,893	31,723	1.99%	1,272,313	35,914	2.82%
Noninterest-bearing liabilities
Demand deposits	298,825			277,300			267,966
Other liabilities	31,074			31,289			21,363

Total liabilities	2,260,373			1,906,482			1,561,642

Stockholders’ equity	142,525			127,361			121,718
Total liabilities and stockholders’ equity	$2,402,898			$2,033,843			$1,683,360

Net interest income on a fully taxable equivalent basis		$56,893			$51,215			$46,750

Less taxable equivalent adjustment		(5,127)			(3,338)			(1,971)

Net interest income		$51,766			$47,877			$44,779

Net interest spread			2.32%			2.37%			2.49%

Net interest margin			2.52%			2.69%			3.00%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	At amortized cost.

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

	2010 Compared with 2009			2009 Compared with 2008
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest income:
Loans	$1,465	$717	$2,182	$5,110	$(4,135)	$975
Securities available-for-sale:
Taxable	5,885	(7,366)	(1,481)	5,867	(3,611)	2,256
Tax-exempt	(312)	(153)	(465)	(574)	(1,569)	(2,143)
Securities held-to-maturity:
Taxable	1,090	(2,025)	(935)	(3)	(169)	(172)
Federal funds sold	—	—	—	(2,442)	—	(2,442)
Interest-bearing deposits in other banks	822	(1,351)	(529)	2,198	(398)	1,800

Total interest income	8,950	(10,178)	(1,228)	10,156	(9,882)	274

Interest expense:
Deposits:
NOW accounts	999	(891)	108	913	(1,593)	(680)
Savings accounts	241	(1,535)	(1,294)	1,172	(1,239)	(67)
Money market accounts	1,306	(3,464)	(2,158)	2,329	(3,489)	(1,160)
Time deposits	1,036	(2,560)	(1,524)	1,452	(1,758)	(306)

Total interest-bearing deposits	3,582	(8,450)	(4,868)	5,866	(8,079)	(2,213)
Securities sold under agreements to repurchase	171	(174)	(3)	58	(875)	(817)
Other borrowed funds and subordinated debentures	(825)	(1,210)	(2,035)	(301)	(860)	(1,161)

Total interest expense	2,928	(9,834)	(6,906)	5,623	(9,814)	(4,191)

Change in net interest income	$6,022	$(344)	$5,678	$4,533	$(68)	$4,465

Average earning assets were $2,260,628,000 in 2010, an increase of $357,438,000 or 18.8% from the average in 2009, which was 22.3% higher than the average in 2008. Total average securities, including securities available-for-sale and securities held-to-maturity, were $1,011,105,000, an increase of 25.6% from the average in 2009. The increase in securities volume was mainly attributable to an increase in taxable securities. An increase in securities balances offset by lower securities returns resulted in lower securities income, which decreased 9.7% to $26,712,000 on a fully tax equivalent basis. Total average loans increased 2.9% to $877,858,000 after increasing $78,085,000 in 2009. The primary reason for the increase in loans was due in large part to an increase in tax-exempt commercial real estate lending as well as residential first and second mortgage lending. The increase in loan volume as well as an increase in loan rates resulted in higher loan income, which increased by 4.3% or $2,182,000 to $53,356,000. Total loan income was $50,199,000 in 2008.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 21.7% or $338,101,000 in 2010 after increasing by 27.6% or $336,835,000 in 2009. Deposits increased in 2010, primarily as a result of increases in demand deposits, savings, money market, NOW and time deposit accounts. Deposits increased in 2009 primarily as a result of increases in savings, money market, NOW and time deposit accounts. Borrowed funds and subordinated debentures increased by 5.0% in 2010 following a decrease of 0.6% in 2009. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB decreased by approximately $18,568,000, and average retail repurchase agreements increased by $34,445,000 in 2010. Interest expense totaled $24,817,000 in 2010, a decrease of $6,906,000 or 21.8% from 2009 when interest expense decreased 11.7% from 2008. The decrease in interest expense is primarily due to market decreases in deposit rates and continued deposit pricing discipline.

Provision for Loan Losses

The provision for loan losses was $5,575,000 in 2010, compared with $6,625,000 in 2009 and $4,425,000 in 2008. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses decreased during 2010, primarily as a result of decreases in loans on nonaccrual as well as management’s quantitative analysis of the loan portfolio. The provision increased during 2009 primarily as a result of growth in the loan portfolio, nonperforming loans and an increase in net charge-offs during the year as well as management’s quantitative analysis of the loan portfolio.

The allowance for loan losses was $14,053,000 at December 31, 2010, compared with $12,373,000 at December 31, 2009. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.55% in 2010 and 1.41% in 2009. This ratio increased as a result of management’s evaluation of the loan portfolio.

Nonperforming loans, which include all nonaccruing loans, totaled $8,068,000 on December 31, 2010, compared with $12,311,000 on December 31, 2009. Nonperforming loans decreased primarily as a result of resolution of a $2,479,000 commercial real estate loan as well as $900,000 in charge-offs from two construction loans during 2010.

Other Operating Income

During 2010, the Company continued to experience positive results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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

Through a program called Investment Services at Century Bank, the Bank provides full-service securities brokerage services supported by LPL Financial, a full-service securities brokerage business. Registered representatives employed by Century Bank offer limited investment advice, execute transactions and assist customers in financial and retirement planning. LPL Financial provides research to the Bank’s representatives. The Bank receives a share in the commission revenues.

Total other operating income in 2010 was $15,999,000, a decrease of $471,000 or 2.9% compared to 2009. This decrease followed an increase of $2,495,000 or 17.9% in 2009, compared to 2008. Included in other operating income are net gains on sales of securities of $1,851,000, $2,734,000 and $249,000 in 2010, 2009 and 2008, respectively. Service charge income, which continues to be a major area of other operating income, totaling $7,876,000 in 2010, decreased $127,000 compared to 2009. This followed a decrease of $187,000 compared to 2008. Service charges on deposit accounts decreased during 2010 mainly because of decreases in fees collected. The decrease in fees collected was mainly attributable to a reduction in processing activity as well as a decrease in money service business activity. Service charges on deposit accounts decreased during 2009 mainly because of decreases in overdraft fees. The decrease in overdraft fees was mainly attributable to a decrease in overdraft lines. Lockbox revenues totaled $2,911,000, up $97,000 in 2010 following a decrease of $139,000 in 2009. Other income totaled $3,131,000, up $352,000 in 2010 following an increase of $300,000 in 2009. The increase in 2010 was mainly attributable to an increase of $378,000 in the growth of cash surrender values on life insurance policies, which was attributable to additional earnings as a result of certain policies reaching their twenty year anniversary during the first quarter of 2010. The increase in 2009 was mainly attributable to an increase of $263,000 in the growth of cash surrender values on life insurance policies, which was attributable to higher returns on life insurance policies.

Operating Expenses

Total operating expenses were $47,372,000 in 2010, compared to $46,379,000 in 2009 and $43,028,000 in 2008.

Salaries and employee benefits expenses increased by $1,479,000 or 5.5% in 2010, after increasing by 5.1% in 2009. The increase in 2010 was mainly attributable to $916,000 due to Jonathan G. Sloane, former Co-CEO, in accordance with his separation agreement as previously announced as well as an increase in staff levels and merit increases in salaries and increases in health insurance costs. The increase in 2009 was mainly attributable to increases in pension expense and health insurance costs.

Occupancy expense decreased by $67,000 or 1.6% in 2010, following a decrease of $142,000 or 3.3% in 2009. The decrease in 2010 was primarily attributable to a decrease in utility and building maintenance costs offset somewhat by an increase in rent expense and real estate taxes. The decrease in 2009 was primarily attributable to a decrease in depreciation offset, somewhat, by an increase in rent expense associated with full year costs of branch expansion as well as general rent escalations.

Equipment expense decreased by $240,000 or 10.1% in 2010, following a decrease of $502,000 or 17.5% in 2009. The decrease in 2010 and 2009 was primarily attributable to a decrease in depreciation expense. Other operating expenses increased by $192,000 in 2010, which followed a $32,000 decrease in 2009. The increase in 2010 was primarily attributable to an increase in marketing expense and software maintenance offset somewhat by decreases in legal expense. The decrease in 2009 was primarily attributable to a decrease in personnel recruitment expense and other real estate owned expense, offset, somewhat by an increase in legal expense.

FDIC assessments decreased by $371,000 or 11.1% in 2010, following an increase of $2,723,000 or 444.2% in 2009. FDIC assessments decreased in 2010 mainly as a result of a special assessment $1,000,000 during 2009, offset somewhat by an increase in the deposit base. FDIC assessments increased in 2009 by $2,723,000, mainly because of an increase in the assessment rate, a special assessment and an increase in the deposit base. The FDIC assessment rate was raised beginning on January 1, 2009 and contributed approximately $1,000,000 to the increase in assessments. On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment was five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Company recorded a pre-tax charge of approximately $1,000,000 in the second quarter of 2009 in connection with the special assessment. The remainder of the increase was associated with an increase in the deposit base and from participation in the TAGP. Participation in the TAGP is discussed in the “Recent Market Developments” section.

Provision for Income Taxes

Income tax expense was $1,244,000 in 2010, $1,183,000 in 2009 and $2,255,000 in 2008. The effective tax rate was 8.4% in 2010, 10.4% in 2009 and 20.0% in 2008. The decreases in the effective tax rate for 2010 and 2009 were mainly attributable to an increase in tax-exempt interest income and tax credits as a percentage of taxable income. The federal tax rate was 34% in 2010, 2009 and 2008.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rates on net income applicable to financial institutions. The rate drops from 10.5% to 10% for tax years beginning on or after January 1, 2010 to 9.5% for tax years beginning on or after January 1, 2011 and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company has analyzed the impact of this law and as a result of revaluing its net deferred tax assets; we calculated the impact to be additional tax expense of approximately $80,000 that was recognized during 2008.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates	Percentage Change in
(in Basis Points)	Net Interest Income(1)

+400	(10.1)%
+300	(7.6)%
+ 200	(5.6)%
+ 100	(2.8)%
−100	2.9%
−200	4.9%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $302,470,000 on December 31, 2010, compared with $417,160,000 on December 31, 2009. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

The source of funds for dividends paid by the Company is dividends received from the Bank and liquid funds held by the Company. The Company and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans and advances from the Bank to the Company. Generally, the Bank has the ability to pay dividends to the Company subject to minimum regulatory capital requirements.

Capital Adequacy

Total stockholders’ equity was $145,025,000 at December 31, 2010, compared with $132,730,000 at December 31, 2009. The increase in 2010 was primarily the result of earnings and a decrease in accumulated other comprehensive loss, net of taxes, offset by dividends paid. The decrease in accumulated other comprehensive loss was mainly attributable to a decrease of $1,259,000 in the pension liability, net of taxes, offset by a decrease of $536,000 in the net unrealized gains on the Company’s available-for-sale portfolio, net of taxes

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 14.86% and 12.43%, respectively, and total capital-to-risk assets ratio of 16.03% and 13.61%, respectively, at December 31, 2010. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00%; and at December 31, 2010, the Company and the Bank exceeded this requirement with leverage ratios of 7.35% and 6.14%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2010.

Contractual Obligations and Commitments by Maturity

	Payments Due — By Period
		Less Than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

FHLBB advances	$221,000	$91,500	$50,500	$37,000	$42,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	25,024	1,924	3,995	4,215	14,890
Lease obligations	8,552	1,856	2,530	1,765	2,401
Other
Treasury, tax and loan	975	975	—	—	—
Customer repurchase agreements	108,550	108,550	—	—	—

Total contractual cash obligations	$400,184	$204,805	$57,025	$42,980	$95,374

	Amount of Commitment Expiring — By Period
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years

Lines of credit	$169,862	$86,403	$11,198	$14,050	$58,211
Standby and commercial letters of credit	4,935	4,539	396	—	—
Other commitments	40,309	15,468	4,216	1,863	18,762

Total commitments	$215,106	$106,410	$15,810	$15,913	$76,973

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

Contract or Notational Amount	2010	2009
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$14,635	$1,262
Standby and commercial letters of credit	4,935	8,904
Unused lines of credit	169,862	143,556
Unadvanced portions of construction loans	22,337	22,699
Unadvanced portions of other loans	3,337	4,407

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $68,000 and $93,000 for 2010 and 2009, respectively.

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

In July, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This Statement will significantly increase disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The Statement will require reporting entities to make new disclosures about (a) the nature of credit risk inherent in the entity’s portfolio of financing receivables (loans), (b) how that risk is analyzed and assessed in determining the allowance for credit (loan) losses and (c) the reasons for changes in the allowance for credit losses.

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

Public entities will need to provide disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of the allowance for credit losses by portfolio segment) are required in interim and annual periods beginning on or after December 15, 2010. As this Statement amends only the disclosure requirements for loans and the allowance, adoption will have no impact on the Company’s financial statements. The Company has provided the disclosures required as of December 31, 2010 in Note 6.

CENTURY BANCORP, INC.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands except share data)

ASSETS
Cash and due from banks (Note 2)	$37,215	$42,627
Federal funds sold and interest-bearing deposits in other banks	151,337	356,015

Total cash and cash equivalents	188,552	398,642
Short-term investments	113,918	18,518
Securities available-for-sale, amortized cost $903,556 in 2010 and $641,010 in 2009 (Notes 3 and 9)	909,391	647,796
Securities held-to-maturity, fair value $233,524 in 2010 and $221,413 in 2009 (Notes 4 and 11)	230,116	217,643
Federal Home Loan Bank of Boston, stock at cost	15,531	15,531
Loans, net (Note 5)	906,164	877,125
Less: allowance for loan losses (Note 6)	14,053	12,373

Net loans	892,111	864,752
Bank premises and equipment (Note 7)	21,228	21,015
Accrued interest receivable	6,601	5,806
Prepaid FDIC assessments	6,129	8,757
Other assets (Notes 8 and 14)	58,107	55,575

Total assets	$2,441,684	$2,254,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$322,002	$279,874
Savings and NOW deposits	649,402	575,592
Money market accounts	513,359	553,883
Time deposits (Note 10)	417,260	292,638

Total deposits	1,902,023	1,701,987
Securities sold under agreements to repurchase (Note 11)	108,550	118,745
Other borrowed funds (Note 12)	222,118	234,024
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	27,885	30,466

Total liabilities	2,296,659	2,121,305
Commitments and contingencies (Notes 7, 16 and 17)
Stockholders’ equity (Note 13):
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,528,867 shares in 2010 and 3,515,767 shares in 2009	3,529	3,516
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 2,011,380 shares in 2010 and 2,014,530 shares in 2009	2,011	2,014
Additional paid-in capital	11,537	11,376
Retained earnings	131,526	120,125

	148,603	137,031
Unrealized gains on securities available-for-sale, net of taxes	3,593	4,129
Pension liability, net of taxes	(7,171)	(8,430)

Total accumulated other comprehensive loss, net of taxes (Notes 3 and 13)	(3,578)	(4,301)

Total stockholders’ equity	145,025	132,730

Total liabilities and stockholders’ equity	$2,441,684	$2,254,035

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statement of Income

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands except share data)

INTEREST INCOME
Loans, taxable	$40,163	$43,119	$47,521
Loans, non-taxable	8,271	5,080	1,782
Securities available-for-sale, taxable	18,958	20,439	17,680
Securities available-for-sale, non-taxable	391	698	2,101
Federal Home Loan Bank of Boston dividends	—	—	531
Securities held-to-maturity	7,158	8,093	8,265
Federal funds sold, interest-bearing deposits in other banks and short-term investments	1,642	2,171	2,813

Total interest income	76,583	79,600	80,693
INTEREST EXPENSE
Savings and NOW deposits	4,072	5,258	6,005
Money market accounts	3,942	6,100	7,260
Time deposits (Note 8)	7,914	9,438	9,744
Securities sold under agreements to repurchase	573	576	1,393
Other borrowed funds and subordinated debentures	8,316	10,351	11,512

Total interest expense	24,817	31,723	35,914

Net interest income	51,766	47,877	44,779
Provision for loan losses (Note 6)	5,575	6,625	4,425

Net interest income after provision for loan losses	46,191	41,252	40,354
OTHER OPERATING INCOME
Service charges on deposit accounts	7,876	8,003	8,190
Lockbox fees	2,911	2,814	2,953
Brokerage commissions	230	140	180
Net gains on sales of securities	1,851	2,734	249
Writedown of certain investments to fair value (Note 3)	—	—	(76)
Other income	3,131	2,779	2,479

Total other operating income	15,999	16,470	13,975
OPERATING EXPENSES
Salaries and employee benefits (Note 15)	28,398	26,919	25,615
Occupancy	4,037	4,104	4,246
Equipment	2,132	2,372	2,874
FDIC assessments	2,965	3,336	613
Other (Note 18)	9,840	9,648	9,680

Total operating expenses	47,372	46,379	43,028

Income before income taxes	14,818	11,343	11,301
Provision for income taxes (Note 14)	1,244	1,183	2,255

Net income	$13,574	$10,160	$9,046

SHARE DATA (Note 13)
Weighted average number of shares outstanding, basic	5,533,506	5,532,249	5,541,983
Weighted average number of shares outstanding, diluted	5,535,742	5,534,340	5,543,702
Net income per share, basic	$2.45	$1.84	$1.63
Net income per share, diluted	2.45	1.84	1.63

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Equity
	(Dollars in thousands except share data)

BALANCE, DECEMBER 31, 2007	$3,517	$2,027	$11,553	$105,550	$(3,841)	$118,806
Net income	—	—	—	9,046	—	9,046
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $32 in taxes and $249 in realized net gains	—	—	—	—	(81)	(81)
Pension liability adjustment, net of $3,054 in taxes	—	—	—	—	(4,754)	(4,754)

Comprehensive income						4,211
Effects of changing pension plans measurement date pursuant to SFAS 158, net of $177 in taxes	—	—	—	(287)	31	(256)
Stock repurchased, 5,397 shares	(6)	—	(78)	—	—	(84)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,687)	—	(1,687)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(487)	—	(487)

BALANCE, DECEMBER 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503
Net income	—	—	—	10,160	—	10,160
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,826 in taxes and $2,734 in realized net gains	—	—	—	—	4,421	4,421
Pension liability adjustment, net of $50 in taxes	—	—	—	—	(77)	(77)

Comprehensive income						14,504
Conversion of Class B Common Stock to Class A Common Stock, 12,570 shares	13	(13)	—	—	—	0
Stock repurchased, 8,110 shares	(8)	—	(99)	—	—	(107)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,684)	—	(1,684)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(486)	—	(486)

BALANCE, DECEMBER 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730
Net income	—	—	—	13,574	—	13,574
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $415 in taxes and $1,851 in realized net gains	—	—	—	—	(536)	(536)
Pension liability adjustment, net of $836 in taxes	—	—	—	—	1,259	1,259

Comprehensive income						14,297
Conversion of Class B Common Stock to Class A Common Stock, 3,150 shares	3	(3)	—	—	—	—
Stock options exercised, 9,950 shares	10	—	140	—	—	150
Tax benefit of stock option exercises	—	—	21	—	—	21
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,690)	—	(1,690)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(483)	—	(483)

BALANCE, DECEMBER 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,574	$10,160	$9,046
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sales	—	(374)	(512)
Proceeds from mortgage loans sold	—	379	515
Gain on sale of loans	—	(5)	(3)
Gain on sale of fixed assets	(7)	(70)	—
Net gains on sales of securities	(1,851)	(2,734)	(249)
Writedown of certain investments to fair value	—	—	76
Provision for loan losses	5,575	6,625	4,425
Deferred tax benefit	(1,546)	(2,294)	(1,094)
Net depreciation and amortization	4,955	6,035	3,229
(Increase) decrease in accrued interest receivable	(795)	917	(133)
Decrease (increase) in prepaid FDIC assessments	2,629	(8,757)	—
Loss on sales of other real estate owned	(127)	—	33
Writedown of other real estate owned	—	—	77
Increase in other assets	(1,417)	(3,822)	(1,415)
(Increase) decrease in other liabilities	(849)	2,003	737

Net cash provided by operating activities	20,141	8,063	14,732
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	131,762	221,628	3,717
Purchase of short-term investments	(227,162)	(196,332)	(47,531)
Proceeds from calls/maturities of securities available-for-sale	610,975	327,615	282,705
Proceeds from sales of securities available-for-sale	41,251	94,142	238,894
Purchase of securities available-for-sale	(914,944)	(566,680)	(593,958)
Proceeds from calls/maturities of securities held-to-maturity	154,445	94,069	56,123
Purchase of securities held-to-maturity	(167,442)	(128,373)	(91,431)
Loan acquired, net of discount	—	—	(4,099)
Net increase in loans	(33,315)	(46,385)	(108,950)
Proceeds from sales of other real estate owned	555	—	673
Proceeds from sales of fixed assets	13	100	—
Capital expenditures	(2,281)	(1,257)	(3,009)

Net cash used in investing activities	(406,143)	(201,473)	(266,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposit accounts	124,622	(34,234)	31,294
Net increase in demand, savings, money market and NOW deposits	75,414	470,694	104,172
Net payments for the repurchase of stock	—	(107)	(84)
Net proceeds from the exercise of stock options	150	—	—
Cash dividends	(2,173)	(2,170)	(2,174)
Net (decrease) increase in securities sold under agreements to repurchase	(10,195)	6,235	26,520
Net decrease in other borrowed funds	(11,906)	(4,534)	(51,327)

Net cash provided by financing activities	175,912	435,884	108,401

Net decrease (increase) in cash and cash equivalents	(210,090)	242,474	(143,733)
Cash and cash equivalents at beginning of year	398,642	156,168	299,901

Cash and cash equivalents at end of year	$188,552	$398,642	$156,168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$24,930	$32,202	$35,997
Income taxes	3,580	2,858	2,750
Change in unrealized gains on securities available-for-sale, net of taxes	$(536)	$4,421	$(81)
Pension liability adjustment, net of taxes	1,259	(77)	(4,754)
Effects of changing pension plans’ measurement date pursuant to FASB ASC 715-30 (formerly SFAS 158), net of taxes	—	—	(256)
Transfer of loans to other real estate owned	428	—	330

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

Material estimates that are susceptible to change in the near term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on independent appraisals and review of other factors, including, historical charge-off rates with additional allocations based on risk factors for each category and general economic factors. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Certain reclassifications are made to prior-year amounts whenever necessary to conform with the current-year presentation.

FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 820, Fair Value Measurements and Disclosures (formerly SFAS 157, “Fair Value Measurements”), which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FASB ASC 820 is effective for fiscal years beginning after November 15, 2007. The effective date of FASB ASC 820 was delayed for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. FASB ASC 820 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the FASB ASC 820 hierarchy are as follows:

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

FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). On April 9, 2009, FASB issued FASB ASC 820, which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The Company adopted FASB ASC 820 as of April 1, 2009. The adoption did not have a material effect on the Company’s consolidated financial statements.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, federal funds sold and certificates of deposit.

SHORT-TERM INVESTMENTS

As of December 31, 2009 and 2010, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, had suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the year ended December 31, 2009, the FHLBB reported a net loss of $186.8 million resulting from the recognition of $444.1 million of impairment losses which were recognized through income. For the year ended December 31, 2010, the FHLBB reported net income of $106.6 million. The FHLBB also declared a dividend equal to an annual yield of 0.30%. The FHLBB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of December 31, 2010. The Company will continue to monitor its investment in FHLBB stock.

LOANS

Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days’ delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Past due status is based on contractual terms of the loan. Loans, including impaired loans, on which the accrual of interest has been discontinued, are designated nonaccrual loans. When a loan is placed on nonaccrual, all income that has been accrued but remains unpaid is reversed against current period income, and all amortization of deferred loan costs and fees is discontinued. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. Income received on nonaccrual loans is either recorded in income or applied to the principal balance of the loan, depending on management’s evaluation as to the collectibility of principal.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Unique portfolio risk factors may include industry concentrations and geographic concentrations or trends that may exacerbate losses resulting from economic events which the Company may not be able to fully diversify out of its portfolio.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate — The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates will have an effect on the credit quality in the segment.

Commercial real estate — Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

Construction loans — Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial and industrial loans — Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 38,712 shares of Class A common stock exercisable at December 31, 2010.

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

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested, and there were no options granted during 2010 and 2009.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company classifies penalties resulting from underpayment of income taxes as income tax expense in the period for which the Company claims or expects to claim an uncertain tax position or in the period in which the Company’s judgement changes regarding an uncertain tax position.

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

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary, and participants are required to contribute to its cost. Individual life insurance policies, which are owned by the Company, are purchased covering the life of each participant.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In July, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This Statement will significantly increase disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The Statement will require reporting entities to make new disclosures about (a) the nature of credit risk inherent in the entity’s portfolio of financing receivables (loans), (b) how that risk is analyzed and assessed in determining the allowance for credit (loan) losses and (c) the reasons for changes in the allowance for credit losses.

The Statement will require disclosures related to the allowance for credit losses on a “portfolio segment” basis instead of on an aggregate basis. Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. The Statement also establishes the concept of a “class of financing receivables.” A class is generally a disaggregation of a portfolio segment. The Statement requires numerous disclosures at the class level including, (a) delinquency and nonaccrual information and related significant accounting policies, (b) impaired financing receivables and related significant accounting policies, (c) a description of credit quality indicators used to monitor credit risk and (d) modifications of financing receivables that meet the definition of a troubled debt restructuring. The Statement will expand disclosure requirements to include all financing receivables that are individually evaluated for impairment and determined to be impaired, and require the disclosures at the class level.

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

Public entities will need to provide disclosures related to period-end information (e.g., credit quality information and the ending financing receivables balance segregated by impairment method) in all interim and annual reporting periods ending on or after December 15, 2010. Disclosures of activity that occurs during a reporting period (e.g., modifications and the rollforward of the allowance for credit losses by portfolio segment) are

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

required in interim and annual periods beginning on or after December 15, 2010. As this Statement amends only the disclosure requirements for loans and the allowance, adoption will have no impact on the Company’s financial statements. The Company has provided the disclosures required as of December 31, 2010 in Note 6.

2.	Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $3,543,000 at December 31, 2010 and $1,061,000 at December 31, 2009.

3.	Securities Available-for-Sale

	December 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost*	Gains	Losses	Value	Cost*	Gains	Losses	Value
	(Dollars in thousands)

U.S. Treasury	$2,000	$5	$—	$2,005	$1,998	$5	$—	$2,003
U.S. Government Sponsored Enterprises	175,842	386	565	175,663	192,942	374	952	192,364
SBA Backed Securities	9,735	1	4	9,732	—	—	—	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	674,481	11,842	5,425	680,898	410,181	8,855	524	418,512
Privately Issued Residential Mortgage-Backed Securities	4,247	—	279	3,968	5,383	—	473	4,910
Privately Issued Commercial Mortgage-Backed Securities	285	2	—	287	537	7	—	544
Obligations Issued by States and Political Subdivisions	34,271	98	295	34,074	26,627	130	468	26,289
Other Debt Securities	2,300	—	47	2,253	2,300	—	41	2,259
Equity Securities	395	116	—	511	1,042	71	198	915

Total	$903,556	$12,450	$6,615	$909,391	$641,010	$9,442	$2,656	$647,796

*	Amortized cost is net of impairment writedown.

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $363,240,000 and $332,064,000 at December 31, 2010 and 2009, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $124,189,000 and $172,497,000 at December 31, 2010 and 2009, respectively. The Company realized net gains on sales of securities of $1,851,000, $2,734,000 and $249,000 from the proceeds of sales of available-for-sale securities of $41,251,000, $94,142,000 and $238,894,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2010.

	Amortized	Fair
	Cost*	Value
	(Dollars in thousands)

Within one year	$40,963	$41,533
After one but within five years	687,158	695,375
After five but within ten years	157,710	154,894
More than ten years	15,830	15,625
Nonmaturing	1,895	1,964

Total	$903,556	$909,391

*	Amortized cost is net of impairment writedown.

The weighted average remaining life of investment securities available-for-sale at December 31, 2010, was 4.0 years. Auction rate municipal obligations (“ARSs”) and variable rate demand notes (“VRDNs”) are included in Obligations Issued by States and Political Subdivisions. Included in the weighted average remaining life calculation at December 31, 2010, was $175,663,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2010. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 59 and 5 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 345 holdings at December 31, 2010.

As of December 31, 2010, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$74,290	$565	$—	$—	$74,290	$565
SBA Backed Securities	2,246	4	—	—	2,246	4
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	191,155	5,425	—	—	191,155	5,425
Privately Issued Residential Mortgage-Backed Securities	1,503	52	2,465	227	3,968	279
Obligations Issued by States and Political Subdivisions	9,257	11	4,393	284	13,650	295
Other Debt Securities	—	—	1,454	47	1,454	47
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$278,451	$6,057	$8,312	$558	$286,763	$6,615

*	At December 31, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010. Excluded from the table above are two equity securities that were written down in 2008 by $76,000. The fair value is $156,000 with an unrealized gain of $47,000 at December 31, 2010. In 2008, these stocks were deemed to be other than temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

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

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$127,259	$952	$—	$—	$127,259	$952
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	51,903	428	11,752	96	63,655	524
Privately Issued Residential Mortgage-Backed Securities	—	—	4,910	473	4,910	473
Obligations Issued by States and Political Subdivisions	3,427	187	4,393	281	7,820	468
Other Debt Securities	—	—	1,459	41	1,459	41
Equity Securities	—	—	495	198	495	198

Total temporarily impaired securities	$182,589	$1,567	$23,009	$1,089	$205,598	$2,656

*	The decline in fair value is attributable to change in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009. Excluded from the table above are two equity securities that were written down by $76,000. The fair value is $121,000 with an unrealized gain of $12,000. In 2008, these stocks were deemed to be other than temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

4.	Investment Securities Held-to-Maturity

	December 31, 2010				December 31, 2009
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)

U.S. Government Sponsored Enterprise	$84,534	$148	$488	$84,194	$69,555	$36	$707	$68,884
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	145,582	5,246	1,498	149,330	148,088	4,490	49	152,529

Total	$230,116	$5,394	$1,986	$233,524	$217,643	$4,526	$756	$221,413

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $10,000,000 and $9,036,000 at December 31, 2010, and 2009, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $79,844,000 and $83,693,000 at December 31, 2010, and 2009, respectively.

At December 31, 2010 and 2009, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2010.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Within one year	$7,298	$7,497
After one but within five years	123,057	127,932
After five but within ten years	99,761	98,095

Total	$230,116	$233,524

The weighted average remaining life of investment securities held-to-maturity at December 31, 2010, was 4.6 years. Included in the weighted average remaining life calculation at December 31, 2010, were $84,534,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2010. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 11 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 101 holdings at December 31, 2010.

As of December 31, 2010, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell this debt security and it is not likely that it will be required to sell this debt security before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on this security are from an issuer that is investment grade.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit notary of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$29,491	$488	$—	$—	$29,491	$488
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	37,628	1,498	—	—	37,628	1,498

Total temporarily impaired securities	$67,119	$1,986	$—	$—	$67,119	$1,986

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

investments and it is not likely that it will be required to sell these investments before the anticipated recovery of the remaining amortized cost, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010.

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

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Government Sponsored Enterprises	$49,848	$707	$—	$—	$49,848	$707
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	11,152	49	—	—	11,152	49

Total temporarily impaired securities	$61,000	$756	$—	$—	$61,000	$756

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these investments and it is not likely that it will be required to sell these investments before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

5.	Loans

The majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, consumer, home equity and other loans for its portfolio.

The following summary shows the composition of the loan portfolio at the dates indicated.

	December 31,
	2010	2009
	(Dollars in thousands)

Construction and land development	$53,583	$60,349
Commercial and industrial	90,654	141,061
Commercial real estate	433,337	361,823
Residential real estate	207,787	188,096
Consumer	5,957	7,105
Home equity	114,209	118,076
Overdrafts	637	615

Total	$906,164	$877,125

Net deferred fees included in loans at December 31, 2010 and December 31, 2009 were $186,000 and $71,000, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company was servicing mortgage loans sold to others without recourse of approximately $983,000 and $1,127,000 at December 31, 2010, and December 31, 2009, respectively. Additionally, the Company was servicing mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $36,000 and $47,000 at December 31, 2010, and at December 31, 2009, respectively.

As of December 31, 2010, and 2009, the Company’s recorded investment in impaired loans was $7,963,000 and $10,516,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2010, there were $2,110,000 of impaired loans with a specific reserve of $317,000. At December 31, 2009, there were $1,980,000 of impaired loans with a specific reserve of $745,000.

Loans are designated as troubled debt restructures when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. Restructured loans are included in the impaired loan category.

The composition of nonaccrual loans and impaired loans is as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Loans on nonaccrual	$8,068	$12,311	$3,661
Loans 90 days past due and still accruing	50	—	89
Impaired loans on nonaccrual included above	5,353	9,736	1,511
Total recorded investment in impaired loans	7,963	10,516	2,698
Average recorded investment of impaired loans	9,606	9,718	1,194
Accruing troubled debt restructures	1,248	521	—
Interest income not recorded on nonaccrual loans
according to their original terms	1,313	1,121	121
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	256	24	24

During the first quarter of 2008, the Company purchased a loan for $4,823,000 with a discount of $724,000. The entire discount is classified as an accretable discount. The Company accreted $47,000 and $46,000 of the discount during 2010 and 2009, respectively.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2010.

Balance at		Repayments	Balance at
December 31, 2009	Additions	and Deletions	December 31, 2010
(Dollars in thousands)

$2,973	$1,007	$182	$3,798

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the allowance for loan losses for each of the three years ending December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$12,373	$11,119	$9,633
Loans charged-off	(4,443)	(6,070)	(3,373)
Recoveries on loans previously charged-off	548	699	434

Net charge-offs	(3,895)	(5,371)	(2,939)
Provision charged to expense	5,575	6,625	4,425

Allowance for loan losses, end of year	$14,053	$12,373	$11,119

ALLOWANCE FOR LOAN LOSSES AND AMOUNT OF INVESTMENTS IN LOANS

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

	Construction	Commercial
	and Land	and	Commercial	Residential		Home
	Development	Industrial	Real Estate	Real Estate	Consumer	Equity	Unallocated	Total
	(Dollars in thousands)

Allowance for Loan Losses:
Balance at December 31, 2009	$362	$4,972	$2,983	$1,304	$1,753	$761	$238	$12,373
Charge-offs	(900)	(1,559)	(922)	(515)	(495)	(52)	—	(4,443)
Recoveries	—	172	—	8	368	—	—	548
Provision	2,290	(422)	3,610	921	(1,328)	16	488	5,575

Ending balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053

Amount of allowance for loan losses for loans deemed to be impaired	$—	$292	$25	$—	$—	$—	$—	$317
Amount of allowance for loan losses for loans not deemed to be impaired	$1,752	$2,871	$5,646	$1,718	$298	$725	$726	$13,736
Loans:
Ending balance	$53,583	$90,654	$433,337	$207,787	$6,594	$114,209	$—	$906,164
Loans deemed to be impaired	$4,000	$1,471	$2,492	$—	$—	$—	$—	$7,963
Loans not deemed to be impaired	$49,583	$89,183	$430,845	$207,787	$6,594	$114,209	$—	$898,201

CREDIT QUALITY INFORMATION

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2010.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Loans rated S (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2010.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2010 and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at December 31, 2010.

	Construction	Commercial
	and Land	and	Commercial
	Development	Industrial	Real Estate
	(Dollars in thousands)

Grade:
1-3 (Pass)	$42,887	$88,103	$415,528
4 (Monitor)	6,696	1,080	15,317
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	4,000	1,471	2,492

Total	$53,583	$90,654	$433,337

The Company utilized payment performance as credit quality indicators for residential real state, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

AGING OF PAST DUE LOANS

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

			Accruing
	Accruing		Greater
	30-89 Days		Than	Total	Current
	Past Due	Non Accrual	90 Days	Past Due	Loans	Total
	(Dollars in thousands)

Construction and land development	$—	$4,000	$—	$4,000	$49,583	$53,583
Commercial and industrial	912	569	50	1,531	89,123	90,654
Commercial real estate	1,737	784	—	2,521	430,816	433,337
Residential real estate	4,172	2,487	—	6,659	201,128	207,787
Consumer and overdrafts	8	4	—	12	6,582	6,594
Home equity	574	224	—	798	113,411	114,209

Total	$7,403	$8,068	$50	$15,521	$890,643	$906,164

IMPAIRED LOANS

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statement.

The following is information pertaining to impaired loans at December 31,2010:

		Unpaid			Interest
	Carrying	Balance	Required	Average	Income
	Value	Principal	Reserve	Carrying Value	Recognized
	(Dollars in thousands)

With no required reserve recorded:
Construction and land development	$4,000	$8,504	$—	$2,262	$—
Commercial and industrial	893	1,092	—	826	83
Commercial real estate	960	969	—	2,013	122
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,853	$10,565	$—	$5,101	$205

With required reserve recorded:
Construction and land development	$—	$—	$—	$2,500	$—
Commercial and industrial	578	588	292	842	31
Commercial real estate	1,532	1,532	25	1,163	20
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,110	$2,120	$317	$4,505	$51

Total
Construction and land development	$4,000	$8,504	$—	$4,762	$—
Commercial and industrial	1,471	1,680	292	1,668	114
Commercial real estate	2,492	2,501	25	3,176	142
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$7,963	$12,685	$317	$9,606	$256

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Bank Premises and Equipment

	December 31,
	2010	2009	Estimated Useful Life
	(Dollars in thousands)

Land	$3,478	$3,478	—
Bank premises	18,270	17,883	30-39 years
Furniture and equipment	27,472	26,202	3-10 years
Leasehold improvements	6,869	6,328	30-39 years or lease term

	56,089	53,891
Accumulated depreciation and amortization	(34,861)	(32,876)

Total	$21,228	$21,015

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $1,730,000, $1,673,000 and $1,533,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Rental income approximated $438,000, $418,000 and $399,000 in 2010, 2009 and 2008, respectively.

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2010, were as follows:

Year	Amount
(Dollars in thousands)

2011	$1,856
2012	1,447
2013	1,083
2014	987
2015	778
Thereafter	2,401

$8,552

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

During the second half of 2009 and the full year of 2010, the Company’s Class A common stock traded closer to or above book value per share. Accordingly, at December 31, 2009 and 2010, management measured for impairment utilizing the fair value of the reporting unit based on the recent stock price of the Company. Management determined that the Company’s goodwill is not considered to be impaired at December 31, 2010.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2010 and 2009 are shown in the table below.

		Core Deposit
Carrying Amount of Goodwill and Intangibles	Goodwill	Intangibles	Total
	(Dollars in thousands)

Balance at December 31, 2008	$2,714	$1,283	$3,997
Amortization Expense	—	(387)	(387)

Balance at December 31, 2009	$2,714	$896	$3,610
Amortization Expense	—	(388)	(388)

Balance at December 31, 2010	$2,714	$508	$3,222

The following table sets forth the estimated annual amortization expense of the identifiable intangible assets.

Core Deposit Intangibles Year	Amount
(Dollars in thousands)

2011	$388
2012	120

$508

9.	Fair Value Measurements

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2010 are as follows:

	Fair Value Measurements Using
		Quoted Prices		Significant
		in Active Markets	Significant	Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,005	$—	$2,005	$—
U.S. Government Sponsored Enterprises	175,663	—	175,663	—
SBA Backed Securities	9,732	—	9,732	—
U.S. Government Agency and Sponsored Enterprises
Mortgage-Backed Securities	680,898	—	680,898	—
Privately Issued Residential Mortgage-Backed Securities	3,968	—	3,968	—
Privately Issued Commercial Mortgage-Backed Securities	287	—	287	—
Obligations Issued by States and Political Subdivisions	34,073	—	13,692	20,381
Other Debt Securities	2,254	—	2,254	—
Equity Securities	511	232	—	279

Total	$909,391	$232	$888,499	$20,660

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$5,026	$—	$—	$5,026

Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss during the year by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relates to impaired loans recognized for 2010 for the estimated credit loss amounted to $2,378,000. The Company uses discounts to appraisals, as necessary, based on management’s observations of the local real estate market for loans in this category.

The changes in Level 3 securities for the year ended December 31, 2010 are shown in the table below:

		Obligations
		Issued by States
	Auction Rate	and Political	Equity
	Securities	Subdivisions	Securities	Total
	(Dollars in thousands)

Balance at December 31, 2009	$7,820	$5,623	$234	$13,677
Purchases	—	25,194	64	25,258
Maturities	(3,427)	(14,790)	(19)	(18,236)
Change in fair value	—	(39)	—	(39)

Balance at December 31, 2010	$4,393	$15,988	$279	$20,660

The amortized cost of Level 3 securities was $20,956,000 with an unrealized loss of $296,000 at December 31, 2010. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss during the year by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relates to impaired loans recognized for 2009 for the estimated credit loss amounted to $4,553,000. There was an $8,500,000 reclassification of impaired loans to Level 3 during the third quarter of 2009 due to the lack of an active real estate market for the loans in this category. The Company uses discounts to appraisals, as necessary, based on management’s observations of the local real estate market for loans in this category.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Deposits

The following is a summary of original maturities or repricing of time deposits as of December 31,

	2010	Percent	2009	Percent
	(Dollars in thousands)

Within one year	$272,940	65%	$180,498	61%
Over one year to two years	54,683	13%	84,395	29%
Over two years to three years	70,702	17%	16,788	6%
Over three years to five years	18,935	5%	10,957	4%

Total	$417,260	100%	$292,638	100%

Time deposits of $100,000 or more totaled $246,474,000 and $151,680,000 in 2010 and 2009, respectively.

11.	Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2010	2009	2008
	(Dollars in thousands)

Amount outstanding at December 31	$108,550	$118,745	$112,510
Weighted average rate at December 31	0.36%	0.52%	1.08%
Maximum amount outstanding at any month end	$239,830	$122,521	$112,510
Daily average balance outstanding during the year	$133,080	$98,635	$94,526
Weighted average rate during the year	0.43%	0.58%	1.47%

Amounts outstanding at December 31, 2010, 2009 and 2008 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $107,030,000, $115,792,000 and $112,072,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2010, 2009 and 2008, respectively. The approximate fair value of the collateral at those dates was $108,200,000, $118,186,000 and $112,990,000, respectively.

12.	Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2010	2009	2008
	(Dollars in thousands)

Amount outstanding at December 31	$258,201	$270,107	$274,641
Weighted average rate at December 31	2.88%	3.63%	4.22%
Maximum amount outstanding at any month end	$266,564	$272,071	$293,668
Daily average balance outstanding during the year	$201,273	$219,713	$225,743
Weighted average rate during the year	4.13%	4.71%	5.10%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2010, was approximately $73,241,000. In addition, the Bank has a $14,500,000 line of credit with

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$91,500	0.39%	$104,000	2.72%	$104,500	2.80%
Over one year to two years	9,000	1.98%	11,000	1.81%	59,000	5.17%
Over two years to three years	41,500	3.82%	19,500	2.08%	11,000	4.05%
Over three years to five years	37,000	2.70%	56,000	3.65%	20,500	4.18%
Over five years	42,000	4.55%	42,000	4.55%	42,000	4.55%

Total	$221,000	2.28%	$232,500	3.18%	$237,000	3.88%

Included in the table above are $35,000,000, $82,500,000 and $85,000,000 of FHLBB advances at December 31, 2010, 2009 and 2008, respectively, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

During 2010, the Company restructured $12,500,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 2.40% and the weighted average remaining maturity was 21 months. Subsequent to restructure, the weighted average rate was 2.52% and the weighted average maturity was 57 months. The restructures were accounted for as a modification.

During 2009, the Company restructured $19,000,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 4.10% and the weighted average remaining maturity was 15 months. Subsequent to restructure, the weighted average rate was 3.56% and the weighted average maturity was 46 months. The restructure was accounted for as a modification.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2010 and 2009. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

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

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2010 and 2009.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest-bearing borrowing carries an interest rate equal to the daily federal funds rate less 0.25%. This amount totaled $975,000 and $1,380,000 at December 31, 2010 and 2009, respectively.

The Bank also has an outstanding loan in the amount of $143,000 and $144,000 at December 31, 2010 and 2009, respectively, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

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

EARNINGS PER SHARE (“EPS”)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2010, 2009 and 2008 was an increase of 2,236,2,091 and 1,719 shares, respectively.

STOCK REPURCHASE PLAN

During 2010, the Board of Directors of the Company approved a reauthorization of the stock repurchase program. Under the program, the Company is reauthorized to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock outstanding. This vote supersedes the previous program voted by the Board of Directors during 2009, which also authorized the Company to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock.

The stock buy back is authorized to take place from time-to-time, subject to prevailing market conditions. The purchases are made on the open market and are funded from available cash. During 2009, the Company repurchased 8,110 shares at an average price of $13.04 per share.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 38,712 options exercisable at December 31, 2010.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock option activity under the plan is as follows:

	December 31, 2010		December 31, 2009		December 31, 2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price

Shares under option:
Outstanding at beginning of year	68,637	$26.09	81,037	$27.42	94,787	$27.66
Forfeited	(19,975)	27.18	(12,400)	34.77	(13,750)	29.07
Exercised	(9,950)	15.06	—	—	—	—

Outstanding at end of year	38,712	$28.36	68,637	$26.09	81,037	$27.42

Exercisable at end of year	38,712	$28.36	68,637	$26.09	81,037	$27.42

Available to be granted at end of year	222,884		202,909		190,509

At December 31, 2010, 2009 and 2008, the options outstanding have exercise prices between $15.063 and $35.010, and a weighted average remaining contractual life of three years for 2010, three years for 2009 and four years for 2008. The weighted average intrinsic value of options exercised for the period ended December 31, 2010 was $4.14 per share with an aggregate value of $41,236. The average intrinsic value of options exercisable at December 31, 2010, 2009 and 2008 had an aggregate value of $41,895, $74,056 and $7,331, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total Capital (to Risk-Weighted Assets)	$162,944	13.61%	$95,793	8.00%	$119,742	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	148,891	12.43%	47,897	4.00%	71,845	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	148,891	6.14%	96,945	4.00%	121,182	5.00%
As of December 31, 2009
Total Capital (to Risk-Weighted Assets)	$145,586	12.76%	$91,262	8.00%	$114,078	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	133,213	11.68%	45,631	4.00%	68,447	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	133,213	6.23%	85,466	4.00%	106,832	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total Capital (to Risk-Weighted Assets)	$192,387	16.03%	$95,992	8.00%	$119,990	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	178,334	14.86%	47,996	4.00%	71,994	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	178,334	7.35%	97,089	4.00%	121,362	5.00%
As of December 31, 2009
Total Capital (to Risk-Weighted Assets)	$177,808	15.53%	$91,571	8.00%	$114,464	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	165,435	14.45%	45,786	4.00%	68,678	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	165,435	7.73%	85,619	4.00%	107,024	5.00%

14.	Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2010	2009	2008
	(Dollars in thousands)

Current expense:
Federal	$2,262	$3,058	$3,117
State	528	419	232

Total current expense	2,790	3,477	3,349

Deferred benefit:
Federal	(1,223)	(1,759)	(954)
State	(323)	(535)	(140)

Total deferred benefit	(1,546)	(2,294)	(1,094)

Provision for income taxes	$1,244	$1,183	$2,255

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

There were no penalties during 2008, 2009, or 2010.

Income tax accounts included in other assets/liabilities at December 31 are as follows:

	2010	2009
	(Dollars in thousands)

Currently (payable) receivable	$181	$(628)
Deferred income tax asset, net	13,465	12,340

Total	$13,646	$11,712

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2010	2009	2008
	(Dollars in thousands)

Federal income tax expense at statutory rates	$5,038	$3,856	$3,842
State income tax, net of federal income tax benefit	135	(76)	62
Insurance income	(570)	(442)	(353)
Effect of tax-exempt interest	(2,763)	(1,965)	(1,307)
Net tax credit	(622)	(376)	—
Other	26	186	11

Total	$1,244	$1,183	$2,255

Effective tax rate	8.4%	10.4%	20.0%

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2010	2009
	(Dollars in thousands)

Deferred income tax assets:
Allowance for loan losses	$7,078	$6,430
Deferred compensation	4,895	4,384
Pension and SERP liability	4,959	5,795
Acquisition premium	543	532
Investments writedown	31	31
Deferred gain	51	71
AMT	172	—
Other	77	60
Nonaccrual interest	727	444

Gross deferred income tax asset	18,533	17,747

Deferred income tax liabilities:
Depreciation	(250)	(169)
Limited partnerships	(2,576)	(2,466)
Unrealized gain on securities available-for-sale	(2,242)	(2,657)
Other	—	(115)

Gross deferred income tax liability	(5,068)	(5,407)

Deferred income tax asset net	$13,465	$12,340

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2010. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

The Company and its subsidiaries file a consolidated federal tax return. For the tax year beginning in 2009, the Commonwealth of Massachusetts requires a combined state tax return, except for security corporations, which file separate tax returns. For years before 2007, the Company is no longer subject to federal or state income tax examinations.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Prior to 2008, the measurement date for the Plan was September 30 for each year. Beginning in 2008, the measurement date was changed to December 31. The benefits expected to be paid in each year from 2011 to 2015 are $809,000, $931,000, $957,000, $1,014,000 and $1,113,000, respectively. The aggregate benefits expected to be paid in the five years from 2016 to 2020 are $6,868,000. The Company plans to contribute $1,275,000 to the Plan in 2011.

The fair value of plan assets as of December 31, 2010 is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Collective funds	46.1%	$9,186	$5,467	$3,719	$—
Equity securities	27.8%	5,531	5,531	—	—
Mutual funds	14.7%	2,928	2,928	—	—
Hedge funds	7.1%	1,431	—	—	1,431
Short term investments	4.3%	855	—	855	—

	100.0%	$19,931	$13,926	$4,574	$1,431

The fair value of plan assets as of December 31, 2009 is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Collective funds	41.1%	$7,038	$2,057	$4,981	$—
Equity securities	25.8%	4,400	4,400	—	—
Mutual funds	14.5%	2,476	2,282	194	—
Hedge funds	7.7%	1,319	—	—	1,319
Short term investments	10.9%	1,854	—	1,854	—

	100.0%	$17,087	$8,739	$7,029	$1,319

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The changes in Level 3 securities are shown in the table below:

Year Ended December 31,	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$1,319	$1,174
Actual return — assets still being held	112	145
Actual return — assets sold during year	—	—
Purchases	—	—
Sales	—	—
Maturities	—	—
Transfers	—	—

Balance at end of year	$1,431	$1,319

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Prior to 2008, the measurement date for the Supplemental Plan was September 30 for each year. Beginning in 2008, the measurement date was changed to December 31 in accordance with FASB ASC 715-20. The benefits expected to be paid in each year from 2011 to 2015 are $1,115,000, $1,054,000, $1,053,000, $1,051,000 and $1,037,000, respectively. The aggregate benefits expected to be paid in the five years from 2016 to 2020 are $8,022,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2010	2009	2010	2009
	(Dollars in thousands)

Change projected in benefit Obligation
Benefit obligation at beginning of year	$24,247	$21,413	$16,906	$15,768
Service cost	851	792	588	469
Interest cost	1,334	1,240	892	934
Actuarial (gain)/loss	5	1,396	(485)	782
Benefits paid	(644)	(594)	(1,048)	(1,047)

Projected benefit obligation at end of year	$25,793	$24,247	$16,853	$16,906

Change in plan assets
Fair value of plan assets at beginning of year	$17,087	$14,059
Actual (loss) return on plan assets	2,213	2,347
Employer contributions	1,275	1,275
Benefits paid	(644)	(594)

Fair value of plan assets at end of year	$19,931	$17,087

(Unfunded) Funded status	$(5,862)	$(7,160)	$(16,853)	$(16,906)

Accumulated benefit obligation	$23,485	$21,939	$15,551	$15,030

Weighted-average assumptions as of December 31
Discount rate — Liability	5.50%	5.50%	5.50%	5.50%
Discount rate — Expense	5.50%	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$851	$792	$588	$469
Interest cost	1,334	1,240	892	934
Expected return on plan assets	(1,367)	(1,128)	—	—
Recognized prior service cost	(104)	(113)	110	110
Recognized net losses	634	696	129	139

Net periodic cost	$1,348	$1,487	$1,719	$1,652

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$104	$113	$(110)	$(110)
Net (gain) loss	(1,475)	(519)	(614)	643

Total recognized in other comprehensive income	(1,371)	(406)	(724)	533

Total recognized in net periodic benefit cost and other comprehensive income	$(23)	$1,081	$995	$2,185

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes amounts recognized in Accumulated Other Comprehensive Loss as of:

	December 31,			December 31,
	2010			2009
	Supplemental			Supplemental
	Plan	Plan	Total	Plan	Plan	Total
	(Dollars in thousands)

Prior service cost	$828	$(1,330)	$(502)	$932	$(1,440)	$(508)
Net actuarial loss	(7,823)	(3,658)	(11,481)	(9,298)	(4,272)	(13,570)

Total	$(6,995)	$(4,988)	$(11,983)	$(8,366)	$(5,712)	$(14,078)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2010, expected to be recognized as components of net periodic benefit cost in the next year:

		Supplemental
	Plan	Plan

Amortization of prior service cost to be recognized in 2011	$(104)	$110
Amortization of loss to be recognized in 2011	494	131

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

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $244,000 for 2010, $261,000 for 2009 and $265,000 for 2008. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. There were no payments under this plan for 2008, 2009 and 2010. Discretionary bonus expense amounted to $600,000, $403,000 and $348,000 in 2010, 2009, and 2008, respectively.

The Company does not offer any postretirement programs other than pensions.

16.	Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2010. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

17.	Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to originate and sell loans, standby letters of credit, unused lines of credit and unadvanced portions of construction loans. The

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Contract or Notational Amount

	2010	2009
	(Dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1-4 family mortgages	$14,635	$1,262
Standby and commercial letters of credit	4,935	8,904
Unused lines of credit	169,862	143,556
Unadvanced portions of construction loans	22,337	22,699
Unadvanced portions of other loans	3,337	4,407

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Other Operating Expenses

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Marketing	$1,747	$1,518	$1,482
Processing services	884	981	828
Legal and audit	1,042	1,284	994
Postage and delivery	788	882	922
Software maintenance/amortization	874	794	807
Supplies	656	662	698
Consulting	736	733	832
Telephone	691	585	626
Core deposit tangible amortization	388	388	388
Insurance	294	304	322
Director’s fees	290	256	229
Other	1,450	1,261	1,552

Total	$9,840	$9,648	$9,680

19.	Fair Values of Financial Instruments

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2010		2009
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$188,552	$188,552	$398,642	$398,642
Short-term investments	113,918	114,134	18,518	18,665
Securities available-for-sale	909,391	909,391	647,796	647,796
Securities held-to-maturity	230,116	233,524	217,643	221,413
Net loans	892,111	913,394	864,752	876,197
Accrued interest receivable	6,601	6,601	5,806	5,806
Financial liabilities:
Deposits	1,902,023	1,908,125	1,701,987	1,706,271
Repurchase agreement and other borrowed funds	330,668	334,872	352,769	359,989
Subordinated debentures	36,083	38,749	36,083	36,136
Accrued interest payable	1,003	1,003	1,116	1,116
Standby letters of credit	—	68	—	93

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

20.	Quarterly Results of Operations (unaudited)

	2010 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$19,122	$18,628	$19,325	$19,508
Interest expense	5,811	6,040	6,183	6,783

Net interest income	13,311	12,588	13,142	12,725
Provision for loan losses	1,350	1,200	1,450	1,575

Net interest income after provision for loan losses	11,961	11,388	11,692	11,150
Other operating income	4,223	3,412	4,105	4,259
Operating expenses	11,895	11,313	12,598	11,566

Income before income taxes	4,289	3,487	3,199	3,843
Provision for income taxes	365	220	238	421

Net income	$3,924	$3,267	$2,961	$3,422

Share data:
Average shares outstanding, basic	5,537,776	5,535,548	5,530,297	5,530,297
Average shares outstanding, diluted	5,539,639	5,537,120	5,532,980	5,533,070
Earnings per share, basic	$0.71	$0.59	$0.54	$0.62
Earnings per share, diluted	$0.71	$0.59	$0.54	$0.62

	2009 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)

Interest income	$19,786	$20,037	$20,194	$19,583
Interest expense	7,337	7,363	8,232	8,791

Net interest income	12,449	12,674	11,962	10,792
Provision for loan losses	2,475	1,250	1,050	1,850

Net interest income after provision for loan losses	9,974	11,424	10,912	8,942
Other operating income	4,861	3,399	3,540	4,670
Operating expenses	11,418	11,228	12,283	11,450

Income before income taxes	3,417	3,595	2,169	2,162
Provision for income taxes	332	413	162	276

Net income	$3,085	$3,182	$2,007	$1,886

Share data:
Average shares outstanding, basic	5,530,297	5,530,297	5,530,724	5,537,781
Average shares outstanding, diluted	5,533,943	5,533,622	5,531,329	5,537,781
Earnings per share, basic	$0.56	$0.58	$0.36	$0.34
Earnings per share, diluted	$0.56	$0.58	$0.36	$0.34

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

21.	Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2010 and 2009 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2010, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS:
Cash	$27,352	$29,488
Investment in subsidiary, at equity	151,303	135,459
Other assets	2,560	3,973

Total assets	$181,215	$168,920

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$107	$107
Subordinated debentures	36,083	36,083
Stockholders’ equity	145,025	132,730

Total liabilities and stockholders’ equity	$181,215	$168,920

Statements of Income

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Income:
Dividends from subsidiary	$—	$2,766	$4,778
Interest income from deposits in bank	156	409	884
Other income	72	72	72

Total income	228	3,247	5,734
Interest expense	2,400	2,400	2,400
Operating expenses	172	200	165

Income before income taxes and equity in undistributed income of subsidiary	(2,344)	647	3,169
Benefit from income taxes	(797)	(720)	(547)

Income before equity in undistributed income of subsidiary	1,547	1,367	3,716
Equity in undistributed income of subsidiary	15,121	8,793	5,330

Net income	$13,574	$10,160	$9,046

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

	December 31,
	2010	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,574	$10,160	$9,046
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(15,121)	(8,793)	(5,330)
Depreciation and amortization	12	12	12
Increase in other assets	1,422	(1,197)	(286)
Increase (decrease) in liabilities	—	(5)	5

Net cash provided by operating activities	(113)	177	3,447

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	—	(107)	(84)
Net proceeds from the exercise of stock options	150	—	—
Cash dividends paid	(2,173)	(2,170)	(2,174)

Net cash used in financing activities	(2,023)	(2,277)	(2,258)

Net increase (decrease) in cash	(2,136)	(2,100)	1,189

Cash at beginning of year	29,488	31,588	30,399

Cash at end of year	$27,352	$29,488	$31,588

CENTURY BANCORP, INC.

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
Two Financial Center
60 South Street
Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

Boston, Massachusetts
February 24, 2011

CENTURY BANCORP, INC.

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm
Two Financial Center
60 South Street
Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders
Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Managements Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
February 24, 2011

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 82.

Barry R. Sloane	William P. Hornby, CPA
President & CEO	Chief Financial Officer & Treasurer

February 24, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position

George R. Baldwin	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Roger S. Berkowitz	58	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	80	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	61	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	49	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company
Fraser Lemley	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	62	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	55	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	84	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	57	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Mr. Baldwin became a director of the Company in 1996.  He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of G. Baldwin & Co., a financial service firm. He was formerly CEO, Owner and Director of Kaler Carney Liffler , a multi state regional insurance agency; and subsequently he became Chairman of New England of Arthur J. Gallagher & Co., America’s third largest insurance broker. Mr. Baldwin’s extensive three-decade background in banking and insurance is relevant to Century’s insurance and financial customers and qualifies him to continue to serve as a director of the Company.

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

Ms. Jenkins-Scott became a director of the Company and of Century Bank and Trust Company in 2006. Ms. Jenkins-Scott is President of Boston’s Wheelock College. Ms. Jenkins-Scott experience as President of a college and expertise in the educational field as well as President and CEO of a non-profit entity, which is relevant to certain customer relationships of the Company, has qualified her to serve as director of the Company.

Ms. Kay became a director of the Company in 2005.  Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President of Marketing and currently serves as Executive Vice President. Ms. Kay’s experience in business development at Century Bank and Trust Company has qualified her to serve as director of the Company.

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

Mr. Mercurio became a director of the Company in 1990 and a director of Century Bank and Trust Company in 1995 and voluntarily resigned in 2004. He was then re-elected in 2010. Mr. Mercurio is Executive Vice President of Boston University. Mr. Mercurio’s experience in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Mr. Senna became a director of the Company in 1986.  He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney and managing partner of C&S Capital Properties, LLC, a real estate management and development firm. Mr. Senna’s experience as an attorney and expertise in the real estate industry, which is relevant to real estate related customers in addition to his years of service as Chairman of the Audit Committee, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Mr. Barry R. Sloane has been a director of the Company and Century Bank and Trust Company since 1997. Mr. Sloane is President and CEO of Century Bancorp and President and CEO of Century Bank and Trust Company. Mr. Sloane is also a director of BGC Partners, Inc., and a trustee of the Savings Bank Employee Retirement System (SBERA). Mr. Sloane’s experience at the Company as well as his experience at other financial services companies and expertise in the financial services industry has qualified him to serve as director of the Company.

Mr. Marshall M. Sloane is the founder of the Company and is currently the Chairman of the Board. He founded Century Bank and Trust Company in 1968 and is currently the Chairman of the Board. Mr. Sloane’s extensive banking experience qualifies him to serve as Chairman of the Board.

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is CEO, President and director of Sonesta International Hotels Corporation. Ms. Sonnabend’s experience as CEO of a major hotel company and expertise in the real estate and travel and leisure industry, which is relevant to travel and leisure related customers of the Company, has qualified her to serve as a director of the Company. Also, her tenure and experience as a director of the Company has qualified her to continue to serve.

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

All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. A majority of the members of the Company’s Board of Directors have been determined by the Company’s Board of Directors to be independent within the meaning of current FINRA listing standards. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane is the son of Marshall M. Sloane and Linda Sloane Kay is the daughter of Marshall M. Sloane.

Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name and age of each executive officer of the Company and the principal positions and offices he/she holds with the Company.

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 84 years old.
Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 55 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 44 years old. He joined the Company in 2007. Formerly he was Senior Vice President at Capital Crossing Bank.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 47 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 50 years old.
Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 49 years old. She joined the Company in 1983.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 55 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2010.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter was last published in the 10-K for the period ending December 31, 2009.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards, which we refer to as SAS, No. 114, as amended (American Institute of Certified Public Accountants, Professional Standards, Vol. 1, AU section 380) as adopted by the PCAOB in Rule 3200T. SAS No. 114 requires KPMG LLP to discuss with our Audit Committee, among other things the following:

•	Views about the qualitative aspects of our accounting practices, including policies and estimates and financial statement disclosures.

•	Significant difficulties, if any, encountered during the audit.

•	Uncorrected misstatements, other than those that KPMG LLP believes are trivial, if any.

•	Disagreements with management, if any.

•	Other findings or issues, if any, arising from the audit that in KPMG LLP judgment, are significant and relevant to those charged with governance with respect to their oversight of the financial reporting process.

The Audit Committee has also received the written disclosures and letter from KPMG LLP, the independent registered public accounting firm as required by applicable requirements of the Public Company Accounting Oversight Board. Our Audit Committee has discussed with KPMG LLP the firm’s independence, including a review of audit and non-audit fees and services, and concluded that KPMG LLP is independent.

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

Board Leadership Structure

During 2006, Chairman of the Board and CEO, Marshall M. Sloane, implemented a careful succession plan. At that time the Company decided to separate the CEO and Chairman’s position. The positions were separated to retain Marshall M. Sloane, who is a valuable asset given his history with the Company and his experience, as Chairman. The Company also decided that the most effective way to manage the Company would be to create Co-CEO positions for Barry R. Sloane and Jonathan G. Sloane. During 2010, the Company accepted the voluntary resignation of Jonathan G. Sloane. Barry R. Sloane is the CEO. Marshall M. Sloane continues as Chairman of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers, Directors or beneficial owners of more than 10% of the Company’s Class A Common Stock failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2010, or in prior fiscal years.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2010.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision, one separation agreement and did not award stock incentive awards for fiscal year 2010. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee’s process incorporates the following:

•	The Committee operates under a written charter which is periodically reviewed.

•	The Committee meets with representatives of management to review and discuss prepared materials and issues.

•	The Committee considers recommendations from the Chief Executive Officer with respect to the compensation of the Company’s Named Executive Officers.

•	Our independent compensation consultant attends Committee meetings as requested.

•	The Committee meets and deliberates privately without management present. Our consultant participates in these sessions as requested.

•	The Committee may consult with the non-management and independent directors regarding decisions affecting Executive compensation.

•	The Committee reports the Committee’s major actions to the entire Board at the Board of Director’s meeting in December or the following January.

•	The Committee recommends for approval to the Board of Directors the fees for our Board and Board Committees.

•	The Board of Directors then considers the report of the Compensation Committee and accepts or amends and approves or ratifies all matters presented for consideration.

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

The Compensation Committee and the Board of Directors took his recommendations into consideration when setting base salaries for fiscal 2010.

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

Cash Incentive Plan:

The Company has a discretionary cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. In recognition of the Company’s performance, discretionary awards were granted for fiscal 2010. Those for the Chief Executive Officer and the other Named Executive Officers are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2010.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2010 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears below.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. Both Co-Chief Executive Officers and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2010 and received matching contributions up to a maximum of $4,900.

In fiscal 2007, the Company transferred administration of its 401(k) plan to SBERA who also operates the Company’s Defined Benefit Pension Plan as noted above.

Supplemental Executive Insurance/Retirement Income Plan:

The Company has a Supplemental Executive Insurance/Retirement Plan (the Supplemental Plan) which is limited to select officers and employees of the Company.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2010 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears below.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired a life insurance policy providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2010.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane a 3% salary increase in 2010. In recognition of the Company’s financial performance in 2010, the Company also granted a $50,000 cash bonus payable to Mr. Barry R. Sloane. Total compensation granted to the Chief Executive Officer for 2010 is described in the Summary Compensation Table in the statement. Mr. Barry R. Sloane’s titles were changed from Co-President to President and from Co-Chief Executive Officer to Chief Executive Officer upon the voluntary resignation of Co-President and Co-CEO Jonathan G. Sloane in May 2010.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for Named Executive Officers, Messrs. David Woonton, Paul Evangelista, and William Hornby were also increased by 3% in 2010. Acknowledging Linda Sloane Kay’s increased management responsibilities and her continued business development success, Ms. Kay’s base salary was increased from $150,000 to $175,000. Mr. Brian Feeney’s base was increased from $210,000 to $225,000 to recognize his participation on the Executive Management team. Additionally, in light of the Company’s financial performance in 2010, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Separation Agreement

On May 11, 2010, the Company accepted the voluntary resignation of Co-President and Co-CEO Jonathan G. Sloane effective May 10, 2010 and entered into a separation agreement with Mr. Jonathan Sloane. Under the terms of the separation agreement, Mr. Jonathan Sloane will continue to receive his base salary and health insurance benefits for two years through May 10, 2012.

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provide other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $283,250 per year during 2010 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2010 as noted on the Summary Compensation Table.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2010 for filing with the SEC.

/s/ Fraser Lemley, Chairman
/s/ Jon Westling
/s/ Roger S. Berkowitz

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2010 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

						Change
						in Pension
						Value and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
		Salary	Bonus	Awards	Awards	Earnings-	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	September 30, ($)	($)(1)	($)

Marshall M. Sloane (2)	2010	—	—	—	—	—	545,375	545,375
Chairman of the Board,	2009	—	—	—	—	—	481,095	481,095
Century Bancorp, Inc. and	2008	—	—	—	—	—	427,630	427,630
Century Bank and Trust Company
Barry R. Sloane	2010	455,685	50,000	—	—	347,866	35,302	888,853
President and CEO, Century	2009	442,412	35,000	—	—	365,774	29,921	873,107
Bancorp, Inc. and Century Bank	2008	442,412	30,000	—	—	695,092	35,581	1,203,085
and Trust Company
Jonathan G.. Sloane (Resigned 2010)	2010	442,412	—	—	—	198,457	3,500	644,369
Co-President and Co-CEO,	2009	442,412	—	—	—	344,015	17,338	803,765
Century Bancorp, Inc. and	2008	442,412	30,000	—	—	243,623	16,281	732,316
Century Bank and Trust Company
David B. Woonton	2010	285,007	30,000	—	—	239,841	11,700	566,548
Executive Vice President,	2009	276,706	20,000	—	—	243,416	10,907	551,029
Century Bank and Trust Company	2008	276,706	15,000	—	—	182,072	10,332	484,110
Paul A. Evangelista	2010	285,007	30,000	—	—	169,197	10,584	494,788
Executive Vice President,	2009	276,706	20,000	—	—	171,039	9,224	476,969
Century Bank and Trust Company	2008	276,706	15,000	—	—	109,783	8,285	409,774
Brian J. Feeney	2010	225,009	30,000	—	—	74,298	7,494	336,801
Executive Vice President,	2009	210,008	20,000	—	—	89,004	6,132	325,144
Century Bank and Trust Company	2008	200,008	15,000	—	—	29,158	4,397	248,563
William P. Hornby	2010	231,759	30,000	—	—	30,451	6,884	299,094
Chief Financial Officer and	2009	225,008	20,000	—	—	19,178	6,242	270,428
Treasurer, Century Bancorp, Inc.	2008	187,007	15,000	—	—	—	5,700	207,707
and Century Bank and Trust Company
Linda Sloane Kay	2010	175,007	30,000	—	—	46,600	7,955	259,562
Executive Vice President	2009	150,006	20,000	—	—	27,565	5,922	203,493
Century Bank and Trust Company	2008	105,005	10,000	—	—	7,801	2,889	125,695

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.

(2)	This amount, for 2010, includes $283,250 for consulting services, $155,943 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $30,800 for Director fees, $50,000 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2010. No stock awards are unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
			Equity Incentive
			Plan Awards:
	Number of	Number of	Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date

Marshall M. Sloane	—	—	—	—	—
Chairman of the Board
Barry R. Sloane	7,000	—	—	31.83	09/17/14
President and CEO
David B. Woonton	2,000	—	—	22.50	04/01/12
Executive Vice President	2,000	—	—	26.68	01/21/13
Century Bank and Trust Company	2,500	—	—	31.83	09/17/14
Paul A. Evangelista	2,000	—	—	22.50	04/01/12
Executive Vice President	2,000	—	—	26.68	01/21/13
Century Bank and Trust Company	2,500	—	—	31.83	09/17/14
Brian J. Feeney	500	—	—	22.50	04/01/12
Executive Vice President	500	—	—	22.50	04/01/12
Century Bank and Trust Company	500	—	—	26.68	01/21/13
William P. Hornby	—	—	—	—	—
Chief Financial Officer and Treasurer
Linda Sloane Kay	100	—	—	22.50	04/01/12
Executive Vice President	250	—	—	26.68	01/21/13
Century Bank and Trust Company	350	—	—	31.83	09/17/14

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

			Present
			Value of
			Accumulated	Payments
			Benefit	During Last
		Number of Years	9/30/2010	Fiscal Year
		Credited Service	($)	9/30/2010
Name	Plan Name	(#)	(1)	($)

Marshall M. Sloane	Defined Benefit	33	638,446	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	7	79,686	—
President and CEO	Pension Plan
Jonathan G. Sloane (Resigned 2010)	Defined Benefit	29	528,441	—
Co-President and Co-CEO	Pension Plan
David B. Woonton	Defined Benefit	11	236,120	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	11	158,403	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	21	185,701	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan
Linda Sloane Kay	Defined Benefit	10	50,075	—
Executive Vice President	Pension Plan
Century Bank and Trust Company

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.50% for 9/30/10 and 5.50% for 9/30/09 and the Mortality Table used is the 2010 Mortality Table.

(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

				Payments
			Present Value of	During
			Accumulated	Last Fiscal
		Number of Years	Benefit-	Year-
		Credited Service	9/30/2010	9/30/2010
Name	Plan Name	(#)	($)(1)	($)

Marshall M. Sloane (2)	Supplemental Executive	33	3,358,069	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane	Supplemental Executive	9	1,376,474	—
President and CEO	Insurance/Retirement Plan
Jonathan G. Sloane (Resigned 2010)	Supplemental Executive	29	1,917,460	—
Co-President and Co-CEO	Insurance/Retirement Plan
David B. Woonton (2)	Supplemental Executive	11	1,078,507	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista (2)	Supplemental Executive	11	617,336	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney (2)	Supplemental Executive	3	103,445	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby (2)	Supplemental Executive	2	49,629	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan
Linda Sloane Kay (2)	Supplemental Executive	2	45,577	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.50% and the Mortality Table used is the 2010 Mortality Table.

(2)	As of January 1, 2010, Messrs. Marshall M. Sloane, Jonathan G. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 100%, 47.5%, 70.0%, 70.0%, 0%, 0% and 0% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $10,000 retainer per year, $250 per Company Board meeting attended, $750 per Bank Board meeting attended and $700 per committee meeting attended. Joseph Senna receives $1,500 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2010

	Fees Earned or
	Paid in	All Other
Name	Cash ($)	Compensation ($)	Total ($)

George R. Baldwin	33,200	—	33,200
Roger S. Berkowitz	25,100	—	25,100
Marshall I. Goldman	21,250	—	21,250
Russell B. Higley	26,000	—	26,000
Jackie Jenkins-Scott	25,800	—	25,800
Linda Sloane Kay	—	—	—
Fraser Lemley	31,400	—	31,400
Joseph P. Mercurio	14,950	—	14,950
Joseph J. Senna	35,150	—	35,150
Barry R. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	24,850	—	24,850
George F. Swansburg(2)	30,200	14,500	44,700
Jon Westling	23,400	—	23,400

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2010, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2010, there were 3,528,867 shares of Class A Common Stock and 2,011,380 shares of Class B Common Stock outstanding.

	Class A		% A	Class B		% B
Name and Address of Beneficial Owner	Owned		Owned	Owned		Owned

Wellington Management Company, LLP(8)	297,847		8.44%
280 Congress Street, Boston, MA 02210
Castine Capital Management, LLC(10)	276,489		7.84%
One International Place, Suite 2401, Boston, MA 02110
Sandler O’Neill Asset Management, LLC(11)	220,300		6.24%
780 Third Avenue, New York, NY 10017
Jacobs Asset Management, LLC(9)	213,299		6.04%
11 East 26th Street, Suite 1900, New York, NY 10010
Marshall M. Sloane(a)	30,848	(1)	0.87%	1,721,841	(2)	85.60%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Roger S. Berkowitz(a)	6,541		0.19%
Paul A. Evangelista(b)	2,308		0.07%
Brian J. Feeney(b)	613		0.02%
Marshall I. Goldman(a)	5,263	(3)	0.15%	30,000	(4)	1.49%
Russell B. Higley, Esquire(a)	4,698		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	9,386	(6)	0.27%	60,000		2.98%
Fraser Lemley(a)	16,201		0.46%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	41,093	(5)	1.16%
Barry R. Sloane(a)(b)	3,813	(7)	0.11%
Stephanie Sonnabend(a)	4,058		0.10%
George F. Swansburg(a)	30,040		0.85%
Jon Westling(a)	5,924		0.17%
David B. Woonton(b)	500		0.01%
All directors and officers as a group (18 in number) (iii)	167,745		4.75%	1,811,841		90.08%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,021 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,580 shares held by Sloane Family Enterprises LP, and does not include 94,239 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 94,239 shares and 1,694,580 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 32,600 shares owned by Mr. Senna’s spouse.

(6)	Includes 9,252 shares owned by Ms. Kay’s spouse and 10 shares owned by Ms. Kay’s children.

(7)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse.

(8)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Wellington Management Company, LLP on February 14, 2011.

(9)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 10, 2011.

(10)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Castine Capital Management, LLC on February 11, 2011.

(11)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Sandler O’Neill Asset Management, LLC on February 15, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

NASDAQ Stock Market (“NASDAQ”) rules, and our governance principles, require that at least a majority of our Board be composed of “independent” directors. All of our directors other than Marshall M. Sloane, Barry R. Sloane, Linda Sloane Kay, George F. Swansburg and Russell B. Higley, Esq. are “independent” within the meaning of both the NASDAQ rules and our own corporate governance principles. Nine of our fourteen directors, therefore, are currently “independent” directors.

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

	Fiscal 2010	Fiscal 2009
Description of Fees	Amount	Amount

Audit fees(1)	$356,500	$356,500
Audit-related fees(2)	—	11,550
Tax fees(3)	46,930	38,000
Other fees	—	—

	$403,430	$406,050

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2010 and 2009

Consolidated Statements of Income — Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows-Years Ended December 31, 2010, 2009, and 2008

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2011.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ Stephanie Sonnabend Stephanie Sonnabend, Director

Roger S. Berkowitz, Director	/s/ George F. Swansburg George F. Swansburg, Director

/s/ Marshall I. Goldman Marshall I. Goldman, Ph.D., Director	/s/ Jon Westling Jon Westling, Director

/s/ Russell B. Higley Russell B. Higley, Esquire, Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman

/s/ Jackie Jenkins-Scott Jackie Jenkins-Scott, Director	/s/ Barry R. Sloane Barry R. Sloane, Director, President and Chief Executive Officer

/s/ Linda Sloane Kay Linda Sloane Kay, Director Executive Vice President, Century Bank and Trust Company	/s/ William P. Hornby William P. Hornby, CPA, Chief Financial Officer and Treasurer

/s/ Fraser Lemley Fraser Lemley, Director	/s/ Anthony C. LaRosa Anthony C. LaRosa, CPA, Senior Vice President, Century Bank and Trust Company, Principal Accounting Officer

/s/ Joseph P. Mercurio Joseph P. Mercurio, Director

/s/ Joseph Senna Joseph Senna, Director