Form 10-Q
period 2011-03-31
CENTURY BANCORP INC
filed 2011-05-06
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of April 30, 2011, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,543,717 Shares
Class B Common Stock, $1.00 par value	1,996,880 Shares

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

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
Assets

Cash and due from banks	$41,276	$37,215
Federal funds sold and interest-bearing deposits in other banks	197,457	151,337

Total cash and cash equivalents	238,733	188,552

Short-term investments	110,951	113,918

Securities available-for-sale, amortized cost $967,693 and $903,556, respectively	972,359	909,391
Securities held-to-maturity, fair value $206,737 and $233,524, respectively	204,100	230,116
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial and industrial	90,696	90,654
Construction and land development	54,027	53,583
Commercial real estate	448,772	433,337
Residential real estate	231,876	207,787
Home equity	113,151	114,209
Consumer and other	6,340	6,594

Total loans, net	944,862	906,164
Less: allowance for loan losses	14,958	14,053

Net loans	929,904	892,111

Bank premises and equipment	21,020	21,228
Accrued interest receivable	6,568	6,601
Goodwill	2,714	2,714
Core deposit intangible	411	508
Other assets	61,236	61,014

Total assets	$2,563,527	$2,441,684

Liabilities

Deposits:
Demand deposits	$312,253	$322,002
Savings and NOW deposits	668,236	649,402
Money market accounts	552,193	513,359
Time deposits	499,696	417,260

Total deposits	2,032,378	1,902,023

Securities sold under agreements to repurchase	119,590	108,550
Other borrowed funds	198,143	222,118
Subordinated debentures	36,083	36,083
Due to broker	1,250	—
Other liabilities	28,463	27,885

Total liabilities	2,415,907	2,296,659

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,543,717 shares and 3,528,867 shares, respectively	3,544	3,529
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,996,880 and 2,011,380 shares, respectively	1,997	2,011
Additional paid-in capital	11,542	11,537
Retained earnings	134,707	131,526

	151,790	148,603
Unrealized gains on securities available-for-sale, net of taxes	2,906	3,593
Pension liability, net of taxes	(7,076)	(7,171)

Total accumulated other comprehensive income (loss), net of taxes	(4,170)	(3,578)

Total stockholders’ equity	147,620	145,025

Total liabilities and stockholders’ equity	$2,563,527	$2,441,684

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended March 31,
	2011	2010
Interest income
Loans	$12,105	$12,112
Securities held-to-maturity	1,773	1,985
Securities available-for-sale	5,353	5,033
Federal funds sold and interest-bearing deposits in other banks	347	378

Total interest income	19,578	19,508

Interest expense
Savings and NOW deposits	712	1,221
Money market accounts	705	1,224
Time deposits	2,279	1,708
Securities sold under agreements to repurchase	110	219
Other borrowed funds and subordinated debentures	1,845	2,411

Total interest expense	5,651	6,783

Net interest income	13,927	12,725

Provision for loan losses	1,200	1,575

Net interest income after provision for loan losses	12,727	11,150

Other operating income
Service charges on deposit accounts	1,887	1,923
Lockbox fees	737	700
Net gain on sales of investments	164	378
Other income	747	1,258

Total other operating income	3,535	4,259

Operating expenses
Salaries and employee benefits	7,341	6,925
Occupancy	1,251	1,068
Equipment	558	550
FDIC assessments	735	650
Other	2,325	2,373

Total operating expenses	12,210	11,566

Income before income taxes	4,052	3,843

Provision for income taxes	327	421

Net income	$3,725	$3,422

Share data:
Weighted average number of shares outstanding, basic	5,540,583	5,530,297
Weighted average number of shares outstanding, diluted	5,562,327	5,533,070
Net income per share, basic	$0.67	$0.62
Net income per share, diluted	$0.67	$0.62
Cash dividends paid:
Class A common stock	$0.12	$0.12
Class B common stock	$0.06	$0.06
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2011 and 2010

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)

Balance at December 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730
Net income	—	—	—	3,422	—	3,422
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $1,527 in taxes and $378 in realized net gains	—	—	—	—	2,247	2,247
Pension liability adjustment, net of $81 in taxes	—	—	—	—	122	122

Comprehensive income						5,791
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(421)	—	(421)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(122)	—	(122)

Balance at March 31, 2010	$3,516	$2,014	$11,376	$123,004	$(1,932)	$137,978

Balance at December 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	3,725	—	3,725
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $482 in taxes and $164 in realized net gains	—	—	—	—	(687)	(687)
Pension liability adjustment, net of $63 in taxes	—	—	—	—	95	95

Comprehensive income						3,133
Conversion of class B common stock to class A common stock, 14,500 shares	14	(14)	—	—	—	—
Stock options exercised, 350 shares	1		5	—	—	6
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(424)	—	(424)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(120)	—	(120)

Balance at March 31, 2011	$3,544	$1,997	$11,542	$134,707	$(4,170)	$147,620

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,725	$3,422
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of investments	(164)	(378)
Provision for loan losses	1,200	1,575
Deferred income taxes	(421)	(471)
Net depreciation and amortization	1,411	1,474
Decrease (increase) in accrued interest receivable	33	(566)
Decrease in other assets	596	781
Increase (decrease) in other liabilities	748	(669)

Net cash provided by operating activities	7,128	5,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	37,098	5,633
Purchase of short-term investments	(34,131)	(123,090)
Proceeds from maturities of securities available-for-sale	99,533	121,737
Proceeds from sales of securities available-for-sale	12,642	14,229
Purchase of securities available-for-sale	(175,589)	(278,267)
Proceeds from maturities of securities held-to-maturity	25,918	22,360
Purchase of securities held-to-maturity	—	(34,389)
Net increase in loans	(38,981)	(4,705)
Capital expenditures	(319)	(709)

Net cash used in investing activities	(73,829)	(277,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	82,436	107,019
Net increase in demand, savings, money market and NOW deposits	47,919	13,844
Net proceeds from exercise of stock options	6	—
Cash dividends	(544)	(543)
Net increase (decrease) in securities sold under agreements to repurchase	11,040	(5,285)
Net decrease in other borrowed funds	(23,975)	(22,056)

Net cash provided by financing activities	116,882	92,979

Net increase (decrease) in cash and cash equivalents	50,181	(179,054)
Cash and cash equivalents at beginning of period	188,552	398,642

Cash and cash equivalents at end of period	$238,733	$219,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,533	$6,768
Income taxes	434	860
Change in unrealized gains on securities available-for-sale, net of taxes	(687)	2,247
Pension liability adjustment, net of taxes	95	(122)
Due to broker	1,250	4,546
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three Months Ended March 31, 2011 and 2010
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and to general practices within the banking industry. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s Quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.
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
Note 2. Recent Market Developments
The financial services industry is facing unprecedented challenges in the face of the recent national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity. Dramatic declines in the housing market during the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.
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
On October 14, 2008, the U.S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program (“TLGP”), to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP consists of two programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Under the DGP, as amended, the FDIC guaranteed certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC guaranteed deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100-basis point fee (depending on maturity) for the guarantee of eligible debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Company opted to participate in both the DGP and the TAGP. The annual assessment rate that was applied during the extension period was either 15, 20 or 25 basis points, depending on the risk category assigned to the institution under the FDIC’s risk-based premium system. On April 13, 2010 the FDIC approved an interim rule to extend the TAGP to December 31, 2010. The Company continued to participate in the TAGP through December 31, 2010. The interim rule gave the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension. On November 9, 2010 the FDIC approved temporary unlimited coverage for noninterest-bearing transaction accounts. This coverage became effective on December 31, 2010, and will end on December 31, 2012.
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
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $6.1 million as of March 31, 2011. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extends unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2013.
Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan for the three months ended March 31, 2011 is as follows:

		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	38,712	$28.36
Exercised	(350)	15.06
Cancelled	(200)	15.06
Outstanding at end of period	38,162	$28.55

Exercisable at end of period	38,162	$28.55

Available to be granted at end of period	223,084

On March 31, 2011, the outstanding options to purchase 38,162 shares of Class A common stock have exercise prices between $22.50 and $35.01, with a weighted average exercise price of $28.55 and a weighted average remaining contractual life of 2.5 years. The intrinsic value of options exercisable at March 31, 2011 had an aggregate value of $35,089. The intrinsic value of options exercised at March 31, 2011 had an aggregate value of $4,085.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first three months of 2011.
Note 4. Securities Available-for-Sale

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				( In thousands)
U.S. Treasury	$2,000	$1	$—	$2,001	$2,000	$5	$—	$2,005
U.S. Government Sponsored Enterprises	247,421	274	649	247,046	175,842	386	565	175,663
Small Business Administration	9,462	27	—	9,489	9,735	1	4	9,732
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	671,707	9,959	4,685	676,981	674,481	11,842	5,425	680,898
Privately Issued Residential Mortgage Backed Securities	4,062	—	127	3,935	4,247	—	279	3,968
Privately Issued Commercial Mortgage Backed Securities	244	—	—	244	285	2	—	287
Obligations Issued by States and Political Subdivisions	30,102	93	291	29,904	34,271	98	295	34,074
Other Debt Securities	2,300	—	60	2,240	2,300	—	47	2,253
Equity Securities	395	124	—	519	395	116	—	511

Total	$967,693	$10,478	$5,812	$972,359	$903,556	$12,450	$6,615	$909,391

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $380,027,000 and $363,240,000 at March 31, 2011 and December 31, 2010, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank amounting to $242,891,000 and $124,189,000 at March 31, 2011 and December 31, 2010, respectively. The Company realized gross gains of $164,000 from the proceeds of $12,642,000 from the sales of available-for-sale securities for the three months ended March 31, 2011. The Company realized gross gains of $378,000 from the proceeds of $14,229,000 from the sales of available-for-sale securities for the three months ended March 31, 2010.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2011.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$52,671	$53,632
After one but within five years	690,516	696,247
After five but within ten years	201,533	199,494
More than 10 years	21,077	21,027
Non-maturing	1,896	1,959

Total	$967,693	$972,359

The weighted average remaining life of investment securities available-for-sale at March 31, 2011 was 4.4 years. Included in the weighted average remaining life calculation at March 31, 2011 was $247,046,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2011. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 76 and 5 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 348 holdings at March 31, 2011.

	March 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Temporarily Impaired Investments*
U.S. Government Sponsored Enterprises	$126,287	$649	$—	$—	$126,287	$649
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	218,012	4,685	—	—	218,012	4,685
Privately Issued Residential Mortgage Backed Securities	1,452	35	2,483	92	3,935	127
Obligations Issued by States and Political Subdivisions	7,108	6	4,393	285	11,501	291
Other Debt Securities	—	—	1,440	60	1,440	60

Total temporarily impaired securities	$352,859	$5,375	$8,316	$437	$361,175	$5,812

*	At March 31, 2011, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.
As of March 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
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
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2010. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 59 and 5 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 345 holdings at December 31, 2010. The Company believes that the investments are temporarily impaired.

	December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Temporarily Impaired Investments*
U.S. Government Sponsored Enterprises	$74,290	$565	$—	$—	$74,290	$565
SBA Backed Securities	2,246	4	—	—	2,246	4
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	191,155	5,425	—	—	191,155	5,425
Privately Issued Residential Mortgage Backed Securities	1,503	52	2,465	227	3,968	279
Obligations Issued by States and Political Subdivisions	9,257	11	4,393	284	13,650	295
Other Debt Securities	—	—	1,454	47	1,454	47
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$278,451	$6,057	$8,312	$558	$286,763	$6,615

*	At December 31, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Note 5. Investment Securities Held-to-Maturity

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)
U.S. Government Sponsored Enterprises	$69,531	$72	$629	$68,974	$84,534	$148	$488	$84,194
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	134,569	4,502	1,308	137,763	145,582	5,246	1,498	149,330

Total	$204,100	$4,574	$1,937	$206,737	$230,116	$5,394	$1,986	$233,524

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $9,576,000 and $10,000,000 at March 31, 2011 and December 31, 2010, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $67,368,000 and $79,844,000 at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011 and December 31, 2010, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2011.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$5,782	$5,919
After one but within five years	108,328	112,540
After five but within ten years	89,699	87,976
More than ten years	291	302

Total	$204,100	$206,737

The weighted average remaining life of investment securities held-to-maturity at March 31, 2011 was 4.5 years. Included in the weighted average remaining life calculation at March 31, 2011 were $69,531,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2011. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 13 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 98 holdings at March 31, 2011.
As of March 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	March 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments*	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
U.S. Government Sponsored Enterprises	$34,405	$629	$—	$—	$34,405	$629
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	42,647	1,308	—	—	42,647	1,308

Total temporarily impaired securities	$77,052	$1,937	$—	$—	$77,052	$1,937

*	The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.
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
Note 6. Allowance for Loan Losses
The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Allowance for loan losses, beginning of period	$14,053	$12,373
Loans charged off	(589)	(832)
Recoveries on loans previously charged-off	294	113

Net charge-offs	(295)	(719)
Provision charged to expense	1,200	1,575

Allowance for loan losses, end of period	$14,958	$13,229

Further information pertaining to the allowance for loan losses at March 31, 2011 follows:

	Construction	Commercial	Commercial	Residential
	and Land	and	Real	Real		Home
	Development	Industrial	Estate	Estate	Consumer	Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053
Charge-offs	—	(156)	—	(279)	(154)	—	—	(589)
Recoveries	—	146	—	14	134	—	—	294
Provision	226	479	350	348	8	(18)	(193)	1,200

Ending balance at March 31, 2011	$1,978	$3,632	$6,021	$1,801	$286	$707	$533	$14,958

Amount of allowance for loan losses for loans deemed to be impaired	$—	$709	$351	$1	$—	$—	$—	1,061
Amount of allowance for loan losses for loans not deemed to be impaired	$1,978	$2,923	$5,670	$1,800	$286	$707	$533	$13,897

Loans:
Ending balance	$54,027	$90,696	$448,772	$231,876	$6,340	$113,151	$—	$944,862
Loans deemed to be impaired	$4,000	$1,430	$6,069	$34	$—	$—	$—	$11,533
Loans not deemed to be impaired	$50,027	$89,266	$442,703	$231,842	$6,340	$113,151	$—	$933,329
Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

	Construction	Commercial	Commercial	Residential
	and Land	and	Real	Real		Home
	Development	Industrial	Estate	Estate	Consumer	Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2009	$362	$4,972	$2,983	$1,304	$1,753	$761	$238	$12,373
Charge-offs	(900)	(1,559)	(922)	(515)	(495)	(52)	—	(4,443)
Recoveries	—	172	—	8	368	—	—	548
Provision	2,290	(422)	3,610	921	(1,328)	16	488	5,575

Ending balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053

Amount of allowance for loan losses for loans deemed to be impaired	$—	$292	$25	$—	$—	$—	$—	$317
Amount of allowance for loan losses for loans not deemed to be impaired	$1,752	$2,871	$5,646	$1,718	$298	$725	$726	$13,736

Loans:
Ending balance	$53,583	$90,654	$433,337	$207,787	$6,594	$114,209	$—	$906,164
Loans deemed to be impaired	$4,000	$1,471	$2,492	$—	$—	$—	$—	$7,963
Loans not deemed to be impaired	$49,583	$89,183	$430,845	$207,787	$6,594	$114,209	$—	$898,201
The company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:
Loans rated 1-3:
Loans in this category are considered “pass” rated loans with low to average risk.
Loans rated monitor 4:
Monitor 4 loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2011 and December 31, 2010.
Loans rated substandard 5:
Substandard 5 loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2011 and December 31, 2010.
Loans rated doubtful 6:
Doubtful 6 loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2011 and are doubtful for full collection.
Impaired:
Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2011.

	Construction	Commercial
	and Land	and	Commercial Real
	Development	Industrial	Estate
	(Dollars in thousands)
Grade:
1-3	$43,149	$88,161	$432,482
Monitor 4	6,878	1,105	10,221
Substandard 5	—	—	—
Doubtful 6	—	—	—
Impaired	4,000	1,430	6,069

Total	$54,027	$90,696	$448,772

The following table presents the Company’s loans by risk rating at December 31, 2010.

	Construction	Commercial
	and Land	and	Commercial Real
	Development	Industrial	Estate
	(Dollars in thousands)
Grade:
1-3	$42,887	$88,103	$415,528
Monitor 4	6,696	1,080	15,317
Substandard 5	—	—	—
Doubtful 6	—	—	—
Impaired	4,000	1,471	2,492

Total	$53,583	$90,654	$433,337

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.
Further information pertaining to the allowance for loan losses at March 31, 2011 follows:

			Accrual
	Accruing		Greater
	30-89 Days		Than	Total
	Past Due	Non Accrual	90 Days	Past Due	Current Loans	Total
	(Dollars in thousands)

Construction and land development	$—	$4,000	$—	$4,000	$50,027	$54,027
Commercial and industrial	1,498	1,125	22	2,645	88,051	90,696
Commercial real estate	2,890	4,689	—	7,579	441,193	448,772
Residential real estate	2,724	926	570	4,220	227,656	231,876
Consumer and overdrafts	79	47	—	126	6,214	6,340
Home equity	1,057	3	—	1,060	112,091	113,151

Total	$8,248	$10,790	$592	$19,630	$925,232	$944,862

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

			Accrual
	Accruing		Greater
	30-89 Days		Than	Total
	Past Due	Non Accrual	90 Days	Past Due	Current Loans	Total
	(Dollars in thousands)

Construction and land development	$—	$4,000	$—	$4,000	$49,583	$53,583
Commercial and industrial	912	569	50	1,531	89,123	90,654
Commercial real estate	1,737	784	—	2,521	430,816	433,337
Residential real estate	4, 172	2,487	—	6,659	201,128	207,787
Consumer and overdrafts	8	4	—	12	6,582	6,594
Home equity	574	224	—	798	113,411	114,209

Total	$7,403	$8,068	$50	$15,521	$890,643	$906,164

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements.
The following is information pertaining to impaired loans at March 31, 2011:

		Unpaid			Interest
		Principal	Required	Average	Income
	Carrying Value	Balance	Reserve	Carrying Value	Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$4,000	$8,504	$—	$3,087	$—
Commercial and industrial	343	531	—	731	86
Commercial real estate	192	192	—	1,727	122
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$4,535	$9,227	$—	$5,545	$208

With required reserve recorded:
Construction and land development	$—	$—	$—	$1,531	$—
Commercial and industrial	1,087	1,098	709	810	44
Commercial real estate	5,877	5,905	351	1,491	42
Residential real estate	34	34	1	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$6,998	$7,037	$1,061	$3,832	$86

Total

		Unpaid			Interest
		Principal	Required	Average	Income
	Carrying Value	Balance	Reserve	Carrying Value	Recognized
	(Dollars in thousands)
Construction and land development	$4,000	$8,504	$—	$4,618	$—
Commercial and industrial	1,430	1,629	709	1,541	130
Commercial real estate	6,069	6,097	351	3,218	164
Residential real estate	34	34	1	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$11,533	$16,264	$1,061	$9,377	$294

The following is information pertaining to impaired loans at December 31, 2010:

		Unpaid			Interest
		Principal	Required	Average	Income
	Carrying Value	Balance	Reserve	Carrying Value	Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$4,000	$8,504	$—	$2,262	$—
Commercial and industrial	893	1.092	—	826	83
Commercial real estate	960	969	—	2,013	122
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,853	$10,565	$—	$5,101	$205

With required reserve recorded:
Construction and land development	$—	$—	$—	$2,500	$—
Commercial and industrial	578	588	292	842	31
Commercial real estate	1,532	1,532	25	1,163	20
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,110	$2,120	$317	$4,505	$51

Total
Construction and land development	$4,000	$8,504	$—	$4,762	$—
Commercial and industrial	1,471	1,680	292	1,668	114
Commercial real estate	2,492	2,501	25	3,176	142
Residential real estate	—	—			—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$7,963	$12,685	$317	$9,606	$256

Note 7. Employee Benefits
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
Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2011	2010	2011	2010
	(In thousands)
Service cost	$211	$213	$170	$147
Interest	355	333	233	233
Expected return on plan assets	(399)	(342)	—	—
Recognized prior service cost (benefit)	(26)	(26)	28	27
Recognized net actuarial losses	123	159	32	43

Net periodic benefit cost	$264	$337	$463	$450

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $1,275,000 to the Pension Plan in 2011. As of March 31, 2011, $318,750 of the contribution had been made. The Company expects to contribute an additional $956,250 by the end of the year.
Note 8. Fair Value Measurements
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
The results of the fair value hierarchy as of March 31, 2011 are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

U.S. Treasury	$2,001	$—	$2,001	$—
U.S. Government Sponsored Enterprises	247,046	—	247,046	—
SBA Backed Securities	9,489	—	9,489	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	676,981	—	676,981	—
Privately Issued Residential Mortgage Backed Securities	3,935	—	3,935	—
Privately Issued Commercial Mortgage Backed Securities	244	—	244	—
Obligations Issued by States and Political Subdivisions	29,904	—	8,527	21,377
Other Debt Securities	2,240	—	2,240	—
Equity Securities	519	240	—	279

Total	$972,359	$240	$950,463	$21,656

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	9,443	—	—	9,443
Other real estate owned	810	—	—	810
Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for the three-month period ended March 31, 2011 amounted to $734,000. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category.
There were no transfers of financial instruments to or from Level 1 and Level 2 classifications.
The changes in Level 3 securities for the three-month period ended March 31, 2011 are shown in the table below:

		Obligations
		Issued by States
	Auction Rate	& Political	Equity
	Securities	Subdivisions	Securities	Total
	(In thousands)
Balance at December 31, 2010	$4,393	$15,988	$279	$20,660
Purchases	—	4,296	—	4,296
Maturities and calls	—	(3,300)	—	(3,300)

Balance at March 31, 2011	$4,393	$16,984	$279	$21,656

The amortized cost of Level 3 securities was $21,945,000 at March 31, 2011 with an unrealized loss of $289,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The changes in Level 3 securities for the year ended March 31, 2010, are shown in the table below:

		Obligations
		Issued by States
	Auction Rate	& Political	Equity
	Securities	Subdivisions	Securities	Total
	(In thousands)
Balance at December 31, 2009	$7,820	$5,623	$234	$13,677
Purchases	—	3,053	—	3,053
Maturities	—	(1,618)	—	(1,618)

Balance at March 31, 2010	$7,820	$7,058	$234	$15,112

The amortized cost of Level 3 securities was $15,612,000 at March 31, 2010 with an unrealized loss of $500,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
Note 9. Fair Values of Financial Instruments
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
Securities available-for-sale totaling $21.7 million, or 0.84% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified from Level 2 to Level 3 at the end of the first quarter of 2009 due to the lack of an active market. Level 3 securities have little or no pricing observability as of the reported date. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon an evaluation of the underlying issuer, market liquidity and prevailing market interest rates.
Loans
For variable-rate loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of other loans is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Incremental credit risk for nonperforming loans has been considered. The methods and assumptions used are not based on the exit price concept of fair value.
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
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
		( In thousands)
Financial assets:
Cash and cash equivalents	$238,733	$238,733	$188,552	$188,552
Short-term investments	110,951	110,018	113,918	114,134

Securities available-for-sale	972,359	972,359	909,391	909,391
Securities held-to-maturity	204,100	206,737	230,116	233,524
Net loans	929,904	951,103	892,111	913,394
Accrued interest receivable	6,568	6,568	6,601	6,601
Financial liabilities:
Deposits	2,032,378	2,039,334	1,902,023	1,908,125
Repurchase agreement and other borrowed funds	317,733	322,544	330,668	334,872
Subordinated debentures	36,083	38,349	36,083	36,749
Accrued interest payable	1,120	1,120	1,003	1,003
Standby letters of credit	—	11	—	68
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
Note 10. Recent Accounting Developments
In April 2011, the FASB issued an amendment to the Troubled Debt Restructuring topic (Topic 310) of the ASC. This amendment clarifies a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1. the restructuring constitutes a concession. 2. The debtor is experiencing financial difficulties. This amendment is effective for periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Accordingly, the Company will adopt this amendment in second quarter 2011. The Company is currently evaluating the disclosure impact of adopting this standard on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.6 billion as of March 31, 2011. The Company presently operates 23 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
During August 2009, the Company entered into a lease agreement to open a branch located at Coolidge Corner in Brookline, Massachusetts. The branch opened on April 27, 2010.
During July 2010, the Company entered into a lease agreement to open a branch located at Newton Centre in Newton, Massachusetts. The branch is scheduled to open during the second quarter of 2011.
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
The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 51% of the 351 cities and towns in Massachusetts.
Earnings for the first quarter ended March 31, 2011 were $3,725,000, or $0.67 per share diluted, compared to net income of $3,422,000, or $0.62 per share diluted, for the first quarter ended March 31, 2010.

Net interest income totaled $13.9 million for the first three months of 2011 compared to $12.7 million for the same period in 2010. The 9.4% increase in net interest income for the period is due to an 8.1% increase in the average balances of earning assets, combined with a similar increase in deposits as well as an increase in the net interest margin. The net interest margin increased from 2.55% on a fully taxable equivalent basis in 2010 to 2.64% on the same basis for 2011.
The net interest margin for 2009 reflected a general increase followed by a general decline through the third quarter of 2010 which was then followed by an increase through the first quarter of 2011 as illustrated in the graph below:
The primary factor accounting for the general increase in the net interest margin for 2009 was pricing discipline. The primary factor accounting for the general decrease in the net interest margin for 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. Pricing discipline continued through the first quarter of 2011 and resulted in an improved net interest margin.
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
For the three months ended March 31, 2011, the loan loss provision was $1.2 million compared to a provision of $1.6 million for the same period last year for a decrease of $375,000. The decrease in the provision was primarily due to decreased provisions related to nonaccrual loans. Nonperforming loans decreased to $10.8 million at March 31, 2011 from $11.9 million on March 31, 2010. This was primarily the result of charge-offs of loans that occurred during the fourth quarter of 2010 as well as resolutions of non-accrual loans throughout the period.
The Company capitalized on favorable market conditions for the three months ended March 31, 2011 and realized net gains on sales of investments of $164,000, compared to $378,000 for the same period in 2010. Included in operating expenses for the first quarter are FDIC assessments of $735,000 compared to $650,000 for the same period in 2010. FDIC assessments increased primarily as a result of an increase in the deposit base during 2011.
For the first quarter of 2011, the Company’s effective income tax was 8.1% compared to 11.0% for last year’s corresponding quarter. The effective income tax rate decreased primarily as a result of increased levels of tax-exempt income.

Financial Condition
Loans
On March 31, 2011, total loans outstanding, net, were $944.9 million, an increase of 4.3% from the total on December 31, 2010. At March 31, 2011, commercial real estate loans accounted for 47.5% and residential real estate loans, including home equity loans, accounted for 36.5% of total loans.
Commercial and industrial loans remained stable at $90.7 million at March 31, 2011 from December 31, 2010. Construction loans increased slightly to $54.0 million at March 31, 2011 from $53.6 million on December 31, 2010.
Allowance for Loan Losses
The allowance for loan loss at March 31, 2011 was $15.0 million as compared to $14.1 million at December 31, 2010. Also, the level of the allowance for loan losses to total loans increased from 1.55% at December 31, 2010 to 1.58% at March 31, 2011. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased, primarily as a result of increases in required reserves associated with impaired loans. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:
•	Construction loans: The outstanding loan balance of construction loans at March 31, 2011 is $54.0 million. A major factor in nonaccrual loans is two large construction loans. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $452.1 million at March 31, 2011. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $144.0 million, at March 31, 2011. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $46.3 million at March 31, 2011. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Allowance for loan losses, beginning of period	$14,053	$12,373
Loans charged off	(589)	(832)
Recoveries on loans previously charged-off	294	113

Net charge-offs	(295)	(719)
Provision charged to expense	1,200	1,575

Allowance for loan losses, end of period	$14,958	$13,229

Due to current economic conditions, the Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccruing loans	$10,790	$8,068
Loans past due 90 days or more and still accruing	$592	$50
Other real estate owned	$810	$—
Nonaccruing loans as a percentage of total loans	1.14%	0.89%
Accruing troubled debt restructures	$1,726	$1,248
Cash and Cash Equivalents
Cash and cash equivalents remained relatively stable during the first quarter of 2011.
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
Securities Available-for-Sale (at Fair Value)

	March 31, 2011	December 31, 2010
	(In thousands)

U.S Treasury	$2,001	$2,005
U.S. Government Sponsored Enterprises	247,046	175,663
Small Business Administration	9,489	9,732
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	676,981	680,898
Privately Issued Residential Mortgage-backed Securities	3,935	3,968
Privately Issued Commercial Mortgage-backed Securities	244	287
Obligations issued by States and Political Subdivisions	29,904	34,074
Other Debt Securities	2,240	2,253
Equity Securities	519	511

Total Securities Available-for-Sale	$972,359	$909,391

During the first three months of 2011 the Company capitalized on favorable market conditions and realized $164,000 of gains on sales of investments. The sales of investments represented seven U.S. Government Sponsored Enterprise bonds totaling $12.6 million.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.
Securities Held-to-Maturity (at Amortized Cost)

	March 31, 2011	December 31, 2010
	(In thousands)
U.S. Government Sponsored Enterprises	$69,531	$84,534
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	134,569	145,582

Total Securities Held-to-Maturity	$204,100	$230,116

At March 31, 2011 and December 31, 2010, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
Securities Available-for-Sale
The securities available-for-sale portfolio totaled $972.4 million at March 31, 2011, an increase of 6.9% from December 31, 2010. Purchases of securities available-for-sale totaled $176.9 million for the three months ended March 31, 2011. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.4 years.
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
Securities available-for-sale totaling $21.7 million, or 0.84% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $204.1 million on March 31, 2011, a decrease of 11.3% from the total on December 31, 2010. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.5 years.
Federal Home Loan Bank of Boston Stock
The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the year ended December 31, 2009, the FHLBB reported a net loss of $186.8 million resulting from the recognition of $444.1 million of impairment losses which were recognized through income. For the year ended December 31, 2010, the FHLBB reported net income of $106.6 million. For the quarter ended March 31, 2011, the FHLBB reported net income of $23.1 million. The FHLBB also declared a dividend equal to an annual yield of 0.31%. The FHLBB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of March 31, 2011. The Company will continue to monitor its investment in FHLBB stock.

Deposits and Borrowed Funds
On March 31, 2011, deposits totaled $2.03 billion, representing a 6.9% increase in total deposits from December 31, 2010. Total deposits increased primarily as a result of increases in savings and NOW, money market and time deposits. Savings and NOW, money market and time deposits increased as the Company continued to offer attractive rates for these types of deposits during the first three months of the year. Borrowed funds totaled $317.7 million compared to $330.7 million at December 31, 2010. Borrowed funds decreased mainly as a result of matured term borrowings from the FHLB.
Stockholders’ Equity
At March 31, 2011, total equity was $147.6 million compared to $145.0 million at December 31, 2010. The Company’s equity increased primarily as a result of earnings offset by an increase in accumulated other comprehensive loss, net of taxes, and by dividends paid. The Company’s leverage ratio stood at 7.21% at March 31, 2011, compared to 7.23% at March 31, 2010. This decline in the leverage ratio is due to an increase in assets, offset by an increase in stockholders’ equity. The Company’s Tier 1 capital-to-risk assets and total capital-to-risk assets stood at 14.50% and 15.69%, respectively, at March 31, 2011. Book value as of March 31, 2011 was $26.64 per share.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2011			March 31, 2010
	(In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$924,867	$13,637	5.96%	$876,396	$13,203	6.09%
Securities available-for-sale(5):
Taxable	928,632	5,293	2.28	676,790	4,983	2.95
Tax-exempt	28,199	91	1.30	28,165	77	1.09
Securities held-to-maturity:
Taxable	211,658	1,773	3.35	232,115	1,985	3.42
Interest-bearing deposits in other banks	285,590	347	0.49	387,343	377	0.39

Total interest-earning assets	2,378,946	21,141	3.58%	2,200,809	20,625	3.78%
Non interest-earning assets	151,717			152,258
Allowance for loan losses	(14,587)			(12,848)

Total assets	$2,516,076			$2,340,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$464,560	$482	0.42%	$367,179	$679	0.75%
Savings accounts	246,166	230	0.38	277,978	542	0.79
Money market accounts	542,738	705	0.53	542,597	1,224	0.91
Time deposits	445,695	2,279	2.07	311,436	1,708	2.22

Total interest-bearing deposits	1,699,159	3,696	0.88	1,499,190	4,153	1.12
Securities sold under agreements to repurchase	129,472	110	0.35	172,691	218	0.51
Other borrowed funds and subordinated debentures	203,487	1,845	3.68	222,288	2,412	4.40

Total interest-bearing liabilities	2,032,118	5,651	1.13%	1,894,169	6,783	1.45%

Non interest-bearing liabilities Demand deposits	308,749			279,184
Other liabilities	28,925			30,041

Total liabilities	2,369,792			2,203,394

Stockholders’ equity	146,284			136,825
Total liabilities & stockholders’ equity	$2,516,076			$2,340,219

Net interest income on a fully taxable equivalent basis		15,490			13,842
Less taxable equivalent adjustment		(1,563)			(1,117)

Net interest income		$13,927			$12,725

Net interest spread (3)			2.46%			2.33%

Net interest margin (4)			2.64%			2.55%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2011
	Compared with
	Three Months Ended March 31, 2010
	Increase/(Decrease)
	Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans	$719	$(285)	$434
Securities available-for-sale
Taxable	1,594	(1,284)	310
Tax-exempt	—	14	14
Securities held-to-maturity
Taxable	(172)	(40)	(212)
Interest-bearing deposits in other banks	(112)	82	(30)

Total interest income	2,029	(1,513)	516

Interest expense:
Deposits:
NOW accounts	150	(347)	(197)
Savings accounts	(56)	(256)	(312)
Money market accounts	—	(519)	(519)
Time deposits	693	(122)	571

Total interest-bearing deposits	787	(1,244)	(457)
Securities sold under agreements to repurchase	(47)	(61)	(108)
Other borrowed funds and subordinated debentures	(193)	(374)	(567)

Total interest expense	547	(1,679)	(1,132)

Change in net interest income	$1,482	$166	$1,648

          Net Interest Income
For the three months ended March 31, 2011, net interest income on a fully taxable equivalent basis totaled $15.5 million compared to $13.8 million for the same period in 2010, an increase of $1.6 million or 11.9%. This increase in net interest income for the period is due to an 8.1% increase in the average balances of earning assets, combined with a similar increase in deposits as well as an increase in the net interest margin. The net interest margin increased from 2.55% on a fully taxable equivalent basis in 2010 to 2.64% on the same basis for 2011.
          Provision for Loan Losses
For the three months ended March 31, 2011, the loan loss provision was $1.2 million compared to a provision of $1.6 million for the same period last year for a decrease of $375,000. The decrease in the provision was primarily due to decreased provisions related to nonaccrual loans. The level of the allowance for loan losses to total loans increased from 1.55% at December 31, 2010 to 1.58% at March 31, 2011. The increase was primarily the result of increases in required reserves associated with impaired loans.

          Non-Interest Income and Expense
Other operating income for the quarter ended March 31, 2011 decreased by $724,000 to $3.5 million from $4.3 million for the same period last year. There was a decrease in service charges on deposit accounts of $36,000 which was mainly attributable to a decrease in overdraft fees. Lockbox fees increased by $37,000 as a result of increased customer volume. Other income decreased by $511,000 mainly as a result of a decrease in the growth of cash surrender values on life insurance policies. The income related to cash surrender values decreased mainly as a result of additional earnings as a result of certain policies reaching their twenty year anniversary during the first quarter of 2010.
For the quarter ended March 31, 2011, operating expenses increased by $644,000 or 5.6% to $12.2 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $416,000 in salaries and employee benefits, $183,000 in occupancy expense and $85,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of merit increases. Occupancy expense increased mainly as a result of increases in snowplowing expense. FDIC assessments increased primarily as a result of an increase in the deposit base during 2011.
          Income Taxes
For the first quarter of 2011, the Company’s income tax expense totaled $327,000 on pretax income of $4.1 million resulting in an effective tax rate of 8.1%. For last year’s corresponding quarter, the Company’s income tax expense totaled $421,000 on pretax income of $3.8 million resulting in an effective tax rate of 11.0%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the same periods last year.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2011 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1	Legal proceedings — At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.
Item 1A	Risk Factors — Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds —
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
January 1 — January 31, 2011	—	$ —	—	300,000
February 1 — February 28, 2011	—	$ —	—	300,000
March 1 — March 31, 2011	—	$ —	—	300,000

(1)	On July 13, 2010, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3	Defaults Upon Senior Securities — None
Item 5	Other Information — None

Item 6	Exhibits
31.1 Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
+	32.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	Century Bancorp, Inc.
/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)