Form 10-Q
period 2011-06-30
CENTURY BANCORP INC
filed 2011-08-08
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2011, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,543,717 Shares
Class B Common Stock, $1.00 par value	1,996,880 Shares

Century Bancorp, Inc.

		Page
	Index	Number

Part I	Financial Information

	Forward Looking Statements	3

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets: June 30, 2011 and December 31, 2010	4

	Consolidated Statements of Income: Three months and Six months ended June 30, 2011 and 2010	5

	Consolidated Statements of Changes in Stockholders’ Equity: Six months ended June 30, 2011 and 2010	6

	Consolidated Statements of Cash Flows: Six months ended June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements	8-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

Signatures		40

Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I — Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
Assets

Cash and due from banks	$40,523	$37,215
Federal funds sold and interest-bearing deposits in other banks	126,808	151,337

Total cash and cash equivalents	167,331	188,552

Short-term investments	94,091	113,918

Securities available-for-sale, amortized cost $1,066,255 and $903,556, respectively	1,077,478	909,391
Securities held-to-maturity, fair value $200,742 and $233,524, respectively	196,392	230,116
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial and industrial	88,619	90,654
Construction and land development	55,572	53,583
Commercial real estate	470,041	433,337
Residential real estate	232,235	207,787
Home equity	110,001	114,209
Consumer and other	6,560	6,594

Total loans, net	963,028	906,164
Less: allowance for loan losses	15,915	14,053

Net loans	947,113	892,111

Bank premises and equipment	21,723	21,228
Accrued interest receivable	7,054	6,601
Goodwill	2,714	2,714
Core deposit intangible	314	508
Other assets	68,188	61,014

Total assets	$2,597,929	$2,441,684

Liabilities

Deposits:
Demand deposits	$323,868	$322,002
Savings and NOW deposits	654,670	649,402
Money market accounts	570,338	513,359
Time deposits	507,330	417,260

Total deposits	2,056,206	1,902,023

Securities sold under agreements to repurchase	108,930	108,550
Other borrowed funds	213,143	222,118
Subordinated debentures	36,083	36,083
Other liabilities	28,225	27,885

Total liabilities	2,442,587	2,296,659

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,543,717 shares and 3,528,867 shares, respectively	3,544	3,529
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,996,880 and 2,011,380 shares, respectively	1,997	2,011
Additional paid-in capital	11,542	11,537
Retained earnings	138,357	131,526

	155,440	148,603
Unrealized gains on securities available-for-sale, net of taxes	6,883	3,593
Pension liability, net of taxes	(6,981)	(7,171)

Total accumulated other comprehensive loss, net of taxes	(98)	(3,578)

Total stockholders’ equity	155,342	145,025

Total liabilities and stockholders’ equity	$2,597,929	$2,441,684

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income
Loans	$12,012	$12,068	$24,117	$24,180
Securities held-to-maturity	1,518	1,875	3,291	3,860
Securities available-for-sale	5,709	4,979	11,062	10,012
Federal funds sold and interest-bearing deposits in other banks	358	403	705	781

Total interest income	19,597	19,325	39,175	38,833

Interest expense
Savings and NOW deposits	719	1,093	1,431	2,314
Money market accounts	777	1,089	1,482	2,313
Time deposits	2,494	1,876	4,773	3,584
Securities sold under agreements to repurchase	98	131	208	350
Other borrowed funds and subordinated debentures	1,994	1,994	3,839	4,405

Total interest expense	6,082	6,183	11,733	12,966

Net interest income	13,515	13,142	27,442	25,867

Provision for loan losses	1,200	1,450	2,400	3,025

Net interest income after provision for loan losses	12,315	11,692	25,042	22,842

Other operating income
Service charges on deposit accounts	1,936	1,952	3,823	3,875
Lockbox fees	734	748	1,471	1,448
Net gain on sales of investments	198	649	362	1,027
Other income	973	756	1,720	2,014

Total other operating income	3,841	4,105	7,376	8,364

Operating expenses
Salaries and employee benefits	7,250	7,850	14,591	14,775
Occupancy	975	998	2,226	2,066
Equipment	534	533	1,092	1,083
FDIC assessments	464	740	1,199	1,390
Other	2,552	2,477	4,877	4,850

Total operating expenses	11,775	12,598	23,985	24,164

Income before income taxes	4,381	3,199	8,433	7,042

Provision for income taxes	184	238	511	659

Net income	$4,197	$2,961	$7,922	$6,383

Share data:
Weighted average number of shares outstanding, basic	5,540,597	5,530,297	5,540,590	5,530,297
Weighted average number of shares outstanding, diluted	5,541,595	5,532,980	5,541,743	5,533,025
Net income per share, basic	$0.76	$0.54	$1.43	$1.15
Net income per share, diluted	$0.76	$0.54	$1.43	$1.15
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.24	$0.24
Class B common stock	$0.06	$0.06	$0.12	$0.12
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2011 and 2010

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)

Balance at December 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730
Net income	—	—	—	6,383	—	6,383
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $1,527 in taxes and $378 in realized net gains	—	—	—	—	4,762	4,762
Pension liability adjustment, net of $81 in taxes	—	—	—	—	244	244

Comprehensive income						11,389
Conversion of class B common stock to class A common stock, 3,150 shares	3	(3)	—	—	—	—
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(844)	—	(844)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(241)	—	(241)

Balance at June 30, 2010	$3,519	$2,011	$11,376	$125,423	$705	$143,034

Balance at December 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	7,922	—	7,922
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,098 in taxes and $362 in realized net gains	—	—	—	—	3,290	3,290
Pension liability adjustment, net of $126 in taxes	—	—	—	—	190	190

Comprehensive income						11,402
Conversion of class B common stock to class A common stock, 14,500 shares	14	(14)	—	—	—	—
Stock options exercised, 350 shares	1		5	—	—	6
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(850)	—	(850)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(241)	—	(241)

Balance at June 30, 2011	$3,544	$1,997	$11,542	$138,357	$(98)	$155,342

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,922	$6,383
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of investments	(362)	(1,027)
Net gain on sale of loans	(95)	—
Provision for loan losses	2,400	3,025
Deferred income taxes	(875)	(1,050)
Net depreciation and amortization	2,626	2,487
(Increase) decrease in accrued interest receivable	(453)	30
Increase in other assets	(8,572)	(5,889)
Increase (decrease) in other liabilities	235	(314)

Net cash provided by operating activities	2,826	3,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	41,192	43,518
Purchase of short-term investments	(21,365)	(165,999)
Proceeds from maturities of securities available-for-sale	250,729	322,556
Proceeds from sales of securities available-for-sale	20,516	34,625
Purchase of securities available-for-sale	(434,375)	(452,239)
Proceeds from maturities of securities held-to-maturity	33,546	101,982
Purchase of securities held-to-maturity	—	(63,342)
Proceeds from sales of loans	7,318	—
Net (increase) decrease in loans	(64,601)	7,753
Capital expenditures	(1,510)	(1,541)

Net cash used in investing activities	(168,550)	(172,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	90,070	63,912
Net increase in demand, savings, money market and NOW deposits	64,113	62,537
Net proceeds from exercise of stock options	6	—
Cash dividends	(1,091)	(1,085)
Net increase in securities sold under agreements to repurchase	380	5,335
Net decrease in other borrowed funds	(8,975)	(4,030)

Net cash provided by financing activities	144,503	126,669

Net decrease in cash and cash equivalents	(21,221)	(42,373)
Cash and cash equivalents at beginning of period	188,552	398,642

Cash and cash equivalents at end of period	$167,331	$356,269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,704	$13,126
Income taxes	1,785	2,532
Change in unrealized gains on securities available-for-sale, net of taxes	3,290	4,762
Pension liability adjustment, net of taxes	190	244
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Six Months Ended June 30, 2011 and 2010
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
On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $5.1 million as of June 30, 2011. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.
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
Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan for the six months ended June 30, 2011 is as follows:

		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	38,712	$28.36
Exercised	(350)	15.06
Cancelled	(200)	15.06

Outstanding at end of period	38,162	$28.55

Exercisable at end of period	38,162	$28.55

Available to be granted at end of period	223,084

On June 30, 2011, the outstanding options to purchase 38,162 shares of Class A common stock have exercise prices between $22.50 and $35.01, with a weighted average exercise price of $28.55 and a weighted average remaining contractual life of 2.3 years. The intrinsic value of options exercisable at June 30, 2011 had an aggregate value of $31,728. The intrinsic value of options exercised at June 30, 2011 had an aggregate value of $4,085.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2011.
Note 4. Securities Available-for-Sale

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				( In thousands)
U.S. Treasury	$1,998	$9	$—	$2,007	$2,000	$5	$—	$2,005
U.S. Government Sponsored Enterprises	324,771	518	288	325,001	175,842	386	565	175,663
Small Business Administration	9,165	39	—	9,204	9,735	1	4	9,732
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	700,549	13,221	2,030	711,740	674,481	11,842	5,425	680,898
Privately Issued Residential Mortgage Backed Securities	3,869	—	136	3,733	4,247	—	279	3,968
Privately Issued Commercial Mortgage Backed Securities	81	—	—	81	285	2	—	287
Obligations Issued by States and Political Subdivisions	23,127	97	288	22,936	34,271	98	295	34,074
Other Debt Securities	2,300	—	45	2,255	2,300	—	47	2,253
Equity Securities	395	126	—	521	395	116	—	511

Total	$1,066,255	$14,010	$2,787	$1,077,478	$903,556	$12,450	$6,615	$909,391

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $396,911,000 and $363,240,000 at June 30, 2011 and December 31, 2010, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank amounting to $390,480,000 and $124,189,000 at June 30, 2011 and December 31, 2010, respectively. The Company realized gross gains of $362,000 from the proceeds of $20,516,000 from the sales of available-for-sale securities for the six months ended June 30, 2011. The Company realized gross gains of $1,027,000 from the proceeds of $34,625,000 from the sales of available-for-sale securities for the six months ended June 30, 2010.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2011.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$42,434	$43,130
After one but within five years	776,797	787,257
After five but within ten years	228,010	228,236
More than 10 years	17,119	16,879
Non-maturing	1,895	1,976

Total	$1,066,255	$1,077,478

The weighted average remaining life of investment securities available-for-sale at June 30, 2011 was 4.4 years. Included in the weighted average remaining life calculation at June 30, 2011 was $324,771,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.
As of June 30, 2011 and December 31, 2010, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities were primarily caused by changes in credit spreads and liquidity issues in the marketplace.
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
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2011. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 40 and 5 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 380 holdings at June 30, 2011.

	June 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Temporarily Impaired Investments
U.S. Government Sponsored Enterprises	$103,547	$288	$—	$—	$103,547	$288
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	122,108	2,030	—	—	122,108	2,030
Privately Issued Residential Mortgage Backed Securities	1,393	14	2,341	122	3,734	136
Obligations Issued by States and Political Subdivisions	4,108	2	4,393	286	8,501	288
Other Debt Securities	—	—	1,455	45	1,455	45

Total temporarily impaired securities	$231,156	$2,334	$8,189	$453	$239,345	$2,787

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

	December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Temporarily Impaired Investments
U.S. Government Sponsored Enterprises	$74,290	$565	$—	$—	$74,290	$565
SBA Backed Securities	2,246	4	—	—	2,246	4
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	191,155	5,425	—	—	191,155	5,425
Privately Issued Residential Mortgage Backed Securities	1,503	52	2,465	227	3,968	279
Obligations Issued by States and Political Subdivisions	9,257	11	4,393	284	13,650	295
Other Debt Securities	—	—	1,454	47	1,454	47
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$278,451	$6,057	$8,312	$558	$286,763	$6,615

Note 5. Investment Securities Held-to-Maturity

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government Sponsored Enterprises	$69,527	$65	$94	$69,498	$84,534	$148	$488	$84,194
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	126,865	4,865	486	131,244	145,582	5,246	1,498	149,330

Total	$196,392	$4,930	$580	$200,742	$230,116	$5,394	$1,986	$233,524

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $9,368,000 and $10,000,000 at June 30, 2011 and December 31, 2010, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $64,469,000 and $79,844,000 at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011 and December 31, 2010, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2011.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$5,435	$5,550
After one but within five years	101,194	105,906
After five but within ten years	89,473	88,993
More than ten years	290	293

Total	$196,392	$200,742

The weighted average remaining life of investment securities held-to-maturity at June 30, 2011 was 5.1 years. Included in the weighted average remaining life calculation at June 30, 2011 were $69,527,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2011. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 5 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 98 holdings at June 30, 2011.

	June 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Temporarily Impaired Investments
U.S. Government Sponsored Enterprises	$9,897	$94	$—	$—	$9,897	$94
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	24,514	486	—	—	24,514	486

Total temporarily impaired securities	$34,411	$580	$—	$—	$34,411	$580

As of June 30, 2011 and December 31, 2010, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired.
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

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$29,491	$488	$—	$—	$29,491	$488
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	37,628	1,498	—	—	37,628	1,498

Total temporarily impaired securities	$67,119	$1,986	$—	$—	$67,119	$1,986

Note 6. Allowance for Loan Losses
The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors.
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Allowance for loan losses, beginning of period	$14,958	$13,229	$14,053	$12,373
Loans charged off	(380)	(451)	(969)	(1,283)
Recoveries on loans previously charged-off	137	122	431	235

Net charge-offs	(243)	(329)	(538)	(1,048)
Provision charged to expense	1,200	1,450	2,400	3,025

Allowance for loan losses, end of period	$15,915	$14,350	$15,915	$14,350

Further information pertaining to the allowance for loan losses for three months ending June 30, 2011 follows:

	Construction	Commercial	Commercial	Residential
	and Land	and	Real	Real		Home
	Development	Industrial	Estate	Estate	Consumer	Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at March 31, 2011	$1,978	$3,632	$6,021	$1,801	$286	$707	$533	$14,958
Charge-offs	—	(228)	—	(1)	(150)	(1)	—	(380)
Recoveries	—	30	—	—	107	—	—	137
Provision	594	141	300	(55)	48	69	103	1,200

Balance at June 30, 2011	$2,572	$3,575	$6,321	$1,745	$291	$775	$636	$15,915

Further information pertaining to the allowance for loan losses for six months ending June 30, 2011 follows:

	Construction	Commercial	Commercial	Residential
	and Land	and	Real	Real		Home
	Development	Industrial	Estate	Estate	Consumer	Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053
Charge-offs	—	(385)	—	(281)	(303)	(1)	—	(969)
Recoveries	—	175	—	14	242	—	—	431
Provision	820	621	650	294	55	51	(90)	2,400

Balance at June 30, 2011	$2,572	$3,574	$6,321	$1,745	$292	$775	$636	$15,915

Amount of allowance for loan losses for loans deemed to be impaired	$303	$770	$394	$3	$—	$—	$—	1,470
Amount of allowance for loan losses for loans not deemed to be impaired	$2,269	$2,804	$5,927	$1,742	$292	$775	$636	$14,445

Loans:
Ending balance	$55,572	$88,619	$470,041	$232,235	$6,560	$110,001	$—	$963,028
Loans deemed to be impaired	$4,000	$1,861	$7,867	$33	$—	$—	$—	$13,800
Loans not deemed to be impaired	$51,572	$86,758	$462,174	$232,202	$6,560	$110,001	$—	$949,228

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

	Construction	Commercial		Residential
	and Land	and	Commercial Real	Real		Home
	Development	Industrial	Estate	Estate	Consumer	Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2009	$362	$4,972	$2,983	$1,304	$1,753	$761	$238	$12,373
Charge-offs	(900)	(1,559)	(922)	(515)	(495)	(52)	—	(4,443)
Recoveries	—	172	—	8	368	—	—	548
Provision	2,290	(422)	3,610	921	(1,328)	16	488	5,575

Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053

Amount of allowance for loan losses for loans deemed to be impaired	$—	$292	$25	$—	$—	$—	$—	$317
Amount of allowance for loan losses for loans not deemed to be impaired	$1,752	$2,871	$5,646	$1,718	$298	$725	$726	$13,736

Loans:
Ending balance	$53,583	$90,654	$433,337	$207,787	$6,594	$114,209	$—	$906,164
Loans deemed to be impaired	$4,000	$1,471	$2,492	$—	$—	$—	$—	$7,963
Loans not deemed to be impaired	$49,583	$89,183	$430,845	$207,787	$6,594	$114,209	$—	$898,201
The company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:
Loans rated 1-3:
Loans in this category are considered “pass” rated loans with low to average risk.
Loans rated monitor 4:
Monitor 4 loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2011 and December 31, 2010.
Loans rated substandard 5:
Substandard 5 loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2011 and December 31, 2010.
Loans rated doubtful 6:
Doubtful 6 loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2011 and are doubtful for full collection.
Impaired:
Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2011.

	Construction	Commercial	Commercial
	and Land	and	Real
	Development	Industrial	Estate
	(Dollars in thousands)
Grade:
1-3	$44,546	$86,244	$458,179
Monitor 4	6,987	514	3,995
Substandard 5	—	—	—
Doubtful 6	—	—	—
Impaired	4,039	1,861	7,867

Total	$55,572	$88,619	$470,041

The following table presents the Company’s loans by risk rating at December 31, 2010.

	Construction	Commercial	Commercial
	and Land	and	Real
	Development	Industrial	Estate
	(Dollars in thousands)
Grade:
1-3	$42,887	$88,103	$415,528
Monitor 4	6,696	1,080	15,317
Substandard 5	—	—	—
Doubtful 6	—	—	—
Impaired	4,000	1,471	2,492

Total	$53,583	$90,654	$433,337

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.
Further information pertaining to the allowance for loan losses at June 30, 2011 follows:

			Accrual
	Accruing		Greater
	30-89 Days		Than	Total
	Past Due	Non Accrual	90 Days	Past Due	Current Loans	Total
	(Dollars in thousands)

Construction and land development	$—	$4,000	$—	$4,000	$51,572	$55,572
Commercial and industrial	881	1,284	30	2,195	86,424	88,619
Commercial real estate	4,214	4,597	516	9,327	460,714	470,041
Residential real estate	3,120	2,384	—	5,504	226,731	232,235
Consumer and overdrafts	9	47	—	56	6,504	6,560
Home equity	1,183	2	—	1,185	108,816	110,001

Total	$9,406	$12,314	$546	$22,267	$940,761	$963,028

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

			Accrual
	Accruing		Greater
	30-89 Days		Than	Total
	Past Due	Non Accrual	90 Days	Past Due	Current Loans	Total
	(Dollars in thousands)

Construction and land development	$—	$4,000	$—	$4,000	$49,583	$53,583
Commercial and industrial	912	569	50	1,531	89,123	90,654
Commercial real estate	1,737	784	—	2,521	430,816	433,337
Residential real estate	4,172	2,487	—	6,659	201,128	207,787
Consumer and overdrafts	8	4	—	12	6,582	6,594
Home equity	574	224	—	798	113,411	114,209

Total	$7,403	$8,068	$50	$15,521	$890,643	$906,164

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
The following is information pertaining to impaired loans for June 30, 2011:

					Average	Interest	Interest
				Average	Carrying Value	Income	Income
		Unpaid		Carrying Value	For 6 Months	Recognized for	Recognized for
		Principal	Required	For 3 Months	Ending	3 Months	6 Months
	Carrying Value	Balance	Reserve	Ending 6/30/11	6/30/11	Ending 6/30/11	Ending 6/30/11
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$1,800	$3,292	$—	$3,450	$3,686	$—	$—
Commercial and industrial	324	725	—	337	407	—	—
Commercial real estate	190	203	—	191	427	—	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,314	$4,220	$—	$3,978	$4,520	$—	$—

With required reserve recorded:
Construction and land development	2,239	$5,251	$303	$560	$320	$—	$—
Commercial and industrial	1,537	1,551	770	1,189	956	3	6
Commercial real estate	7,677	7,809	394	6,305	4,695	21	33
Residential real estate	33	33	3	34	19	1	1
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$11,486	$14,644	$1,470	$8,088	$5,990	$25	$40

Total
Construction and land development	$4,039	$8,543	$303	$4,010	$4,006	$—	$—
Commercial and industrial	1,861	2,276	770	1,526	1,362	3	6
Commercial real estate	7,867	8,012	394	6,496	5,123	21	33
Residential real estate	33	33	3	34	19	1	1
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$13,800	$18,864	$1,470	$12,066	$10,510	$25	$40

The following is information pertaining to impaired loans at December 31, 2010:

		Unpaid			Interest
		Principal	Required	Average	Income
	Carrying Value	Balance	Reserve	Carrying Value	Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$4,000	$8,504	$—	$2,262	$—
Commercial and industrial	893	1,092	—	826	83
Commercial real estate	960	969	—	2,013	122
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,853	$10,565	$—	$5,101	$205

With required reserve recorded:
Construction and land development	$—	$—	$—	$2,500	$—
Commercial and industrial	578	588	292	842	31
Commercial real estate	1,532	1,532	25	1,163	20
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,110	$2,120	$317	$4,505	$51

Total
Construction and land development	$4,000	$8,504	$—	$4,762	$—
Commercial and industrial	1,471	1,680	292	1,668	114
Commercial real estate	2,492	2,501	25	3,176	142
Residential real estate	—	—			—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$7,963	$12,685	$317	$9,606	$256

Troubled Debt Restructuring at June 30, 2011

		Pre-modification	Post-modification
		O/S Recorded	O/S Recorded
	Number of Contracts	Investment	Investment
Construction and land development	1	$39	$39
Commercial and industrial	11	671	611
Commercial real estate	5	3,323	3,271
Residential real estate	0	—	—
Consumer	0	—	—
Home equity	0	—	—

Total	17	$4,033	$3,921

Troubled Debt Restructurings at June 30, 2011 That Subsequently Defaulted

	Number of Contracts	Recorded Investment
Construction and land development	0	$—
Commercial and industrial	2	160
Commercial real estate	0	—
Residential real estate	0	—
Consumer	0	—
Home equity	0	—

Total	2	$160

TDR’s were identified as a modification where a concession was granted to a customer who is having financial difficulties. This concession may be below market rate, longer amortization/term, and a lower payment amount. The present value calculation of the modification did not result in an increase in the reserve for these loans. The loans were modified, for both the commercial and industrial real estate loans, by reducing interest rates as well as extending terms on the loans. The financial impact of the modifications for performing commercial and industrial loans were $59,669 reduction in principal and an additional $4,515 in interest payments for the six months ended June 30, 2011. The financial impact of the modifications for performing commercial real estate loans were $51,808 and $81,249 reduction in principal and interest, respectively, for the six months ended June 30, 2011.
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
Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2011	2010	2011	2010
	(In thousands)
Service cost	$211	$213	$170	$147
Interest	355	333	233	233
Expected return on plan assets	(399)	(342)	—	—
Recognized prior service cost (benefit)	(26)	(26)	28	27
Recognized net actuarial losses	123	159	32	43

Net periodic benefit cost	$264	$337	$463	$450

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2011	2010	2011	2010
	(In thousands)
Service cost	$422	$426	$340	$294
Interest	710	667	466	466
Expected return on plan assets	(798)	(684)	—	—
Recognized prior service cost (benefit)	(52)	(52)	56	55
Recognized net actuarial losses	247	317	65	86

Net periodic benefit cost	$529	$674	$927	$901

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $1,275,000 to the Pension Plan in 2011. As of June 30, 2011, $637,500 of the contribution had been made. The Company expects to contribute an additional $637,500 by the end of the year.
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
Level III — Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts. Specifically, the categories include auction rate securities, obligations issued by states and political subdivisions and equity securities.
The results of the fair value hierarchy as of June 30, 2011 are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury	$2,007	$—	$2,007	$—
U.S. Government Sponsored
Enterprises	325,001	—	325,001	—
SBA Backed Securities	9,204	—	9,204	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	711,739	—	711,740	—
Privately Issued Residential Mortgage Backed Securities	3,734	—	3,733	—
Privately Issued Commercial Mortgage Backed Securities	81	—	81	—
Obligations Issued by States and Political Subdivisions	22,936	—	3,524	19,412

Other Debt Securities	2,255	—	2,255	—
Equity Securities	521	242	—	279

Total	$1,077,478	$242	$1,057,545	$19,691

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	9,366	—	—	9,366
Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for the three and six-month periods ended June 30, 2011 amounted to $325,000 and $1.1 million, respectively. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category.
There were no transfers of financial instruments to or from Level 1 and Level 2 classifications.
The changes in Level 3 securities for the six-month period ended June 30, 2011 are shown in the table below:

		Obligations Issued
		by States &
	Auction Rate	Political
	Securities	Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2010	$4,393	$15,988	$279	$20,660
Purchases	—	10,321	—	10,321
Maturities and calls	—	(11,288)	—	(11,288)
Amortization	—	(2)	—	(2)

Balance at June 30, 2011	$4,393	$15,019	$279	$19,691

The amortized cost of Level 3 securities was $19,978,000 at June 30, 2011 with an unrealized loss of $287,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The changes in Level 3 securities for the year ended June 30, 2010, are shown in the table below:

		Obligations Issued
		by States &
	Auction Rate	Political
	Securities	Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2009	$7,820	$5,623	$234	$13,677
Purchases	—	16,857	—	16,857
Maturities	(3,427)	(5,910)	(19)	(9,356)

Balance at June 30, 2010	$4,393	$16,570	$215	$21,178

The amortized cost of Level 3 securities was $21,458,000 at June 30, 2010 with an unrealized loss of $280,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
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
Securities available-for-sale totaling $19.7 million, or 0.76% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Level 3 securities have little or no pricing observability as of the reported date. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon an evaluation of the underlying issuer, market liquidity and prevailing market interest rates.
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
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$167,331	$167,331	$188,552	$188,552
Short-term investments	94,091	94,091	113,918	114,134

Securities available-for-sale	1,077,478	1,077,478	909,391	909,391
Securities held-to-maturity	196,392	200,742	230,116	233,524
Net loans	947,113	985,177	892,111	913,394
Accrued interest receivable	7,054	7,054	6,601	6,601
Financial liabilities:
Deposits	2,056,206	2,063,699	1,902,023	1,908,125
Repurchase agreement and other borrowed funds	322,073	328,684	330,668	334,872
Subordinated debentures	36,083	39,211	36,083	36,749
Accrued interest payable	1,031	1,031	1,003	1,003
Standby letters of credit	—	20	—	68
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

Note 10. Recent Accounting Developments
In April 2011, the FASB issued an amendment to the Troubled Debt Restructuring topic (Topic 310) of the ASC. This amendment clarifies a creditor’s determination of whether a restructuring is a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1. The restructuring constitutes a concession. 2. The debtor is experiencing financial difficulties. This amendment is effective for periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Accordingly, the Company adopted this amendment in second quarter 2011. The Company has provided the disclosures required as of June 30, 2011 in Note 6.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.6 billion as of June 30, 2011. The Company presently operates 24 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
During August 2009, the Company entered into a lease agreement to open a branch located at Coolidge Corner in Brookline, Massachusetts. The branch opened on April 27, 2010.
During July 2010, the Company entered into a lease agreement to open a branch located at Newton Centre in Newton, Massachusetts. The branch opened on June 20, 2011.
During September 2010, the Company entered into a lease agreement to open a branch located in Andover, Massachusetts. The branch is scheduled to open during the first quarter of 2012.
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
Earnings for the second quarter ended June 30, 2011 were $4,197,000, or $0.76 per share diluted, compared to net income of $2,961,000, or $0.54 per share diluted, for the second quarter ended June 30, 2010. For the first six months of 2011, net income totaled $7,922,000, or $1.43 per share diluted, compared to net income of $6,383,000, or $1.15 per share diluted, for the same period a year ago.
Net interest income totaled $27.4 million for the first six months of 2011 compared to $25.9 million for the same period in 2010. The 6.1% increase in net interest income for the period is due to an 10.1% increase in the average balances of earning assets, combined with a similar increase in deposits, offset slightly by a decrease in the net interest margin. The net interest margin decreased from 2.57% on a fully taxable equivalent basis in 2010 to 2.53% on the same basis for 2011.
The net interest margin for 2009 reflected a general increase followed by a general decline through the third quarter of 2010 which was then followed by an increase through in the first quarter then a decrease during the second quarter of 2011 as illustrated in the graph below:
The primary factor accounting for the general increase in the net interest margin for 2009 was pricing discipline. The primary factor accounting for the general decrease in the net interest margin for 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. Pricing discipline continued through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
For the three months ended June 30, 2011, the loan loss provision was $1.2 million compared to a provision of $1.5 million for the same period last year for a decrease of $250,000. The decrease in the provision was primarily due to decreased provisions related to nonaccrual loans. For the six months ended June 30, 2011, the loan loss provision was $2.4 million compared to a provision of $3.0 million for the same period last year for a decrease of $625,000. The decrease in the provision for both periods was primarily due to decreased provisions related to nonaccrual loans. Nonperforming loans increased to $12.3 million at June 30, 2011 from $10.7 million on June 30, 2010.
The Company capitalized on favorable market conditions for the second quarter and six months ended June 30, 2011 and realized net gains on sales of investments of $198,000 and $362,000, respectively, as compared to $649,000 and $1.0 million for the same periods in 2010. Included in operating expenses for the second quarter and six months ended June 30, 2011 are FDIC assessments of $464,000 and $1.2 million, respectively, as compared to $740,000 and $1.4 million, for the same periods in 2010. FDIC assessments decreased primarily as a result of a decrease in the assessment rate. Also included in operating expenses for the second quarter of 2010 is a charge for payments due a former Co-CEO, in accordance with his separation agreement as previously announced. The Company recorded a pre-tax charge of $916,000.
For the second quarter of 2011, the Company’s effective income tax was 4.2% compared to 7.4% for last year’s corresponding quarter. For the first six months of 2011, the Company’s effective income tax was 6.1% compared to 9.4% for last year’s corresponding quarter. The effective income tax rate decreased primarily as a result of increased levels of tax-exempt income.
Financial Condition
Loans
On June 30, 2011, total loans outstanding were $963.0 million, an increase of 6.3% from the total on December 31, 2010. At June 30, 2011, commercial real estate loans accounted for 48.8% and residential real estate loans, including home equity loans, accounted for 35.8% of total loans.
Commercial and industrial loans decreased slightly to $88.6 million at June 30, 2011 from $90.7 million at December 31, 2010. Construction loans increased slightly to $55.6 million at June 30, 2011 from $53.6 million on December 31, 2010.
Allowance for Loan Losses
The allowance for loan loss at June 30, 2011 was $15.9 million as compared to $14.1 million at December 31, 2010. The increase was due to quantitative and qualitative factors associated with the loan loss reserve requirement. Also, the level of the allowance for loan losses to total loans increased from 1.55% at December 31, 2010 to 1.65% at June 30, 2011. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased, primarily as a result of charge-offs that occurred during the fourth quarter of 2010, increases in required reserves associated with impaired loans as well as an increase in commercial real estate loans. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:
•	Construction loans: The outstanding loan balance of construction loans at June 30, 2011 is $55.6 million. A major factor in nonaccrual loans is two large construction loans. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $474.7 million at June 30, 2011.

These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $171.3 million, at June 30, 2011. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $46.0 million at June 30, 2011. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Allowance for loan losses, beginning of period	$14,958	$13,229	$14,053	$12,373
Loans charged off	(380)	(451)	(969)	(1,283)
Recoveries on loans previously charged-off	137	122	431	235

Net charge-offs	(243)	(329)	(538)	(1,048)
Provision charged to expense	1,200	1,450	2,400	3,025

Allowance for loan losses, end of period	$15,915	$14,350	$15,915	$14,350

Due to current economic conditions, the Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccruing loans	$12,314	$8,068
Loans past due 90 days or more and still accruing	$546	$50
Other real estate owned	$—	$—
Nonaccruing loans as a percentage of total loans	1.28%	0.89%
Accruing troubled debt restructures	$3,921	$1,248

Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.
Cash and Cash Equivalents
Cash and cash equivalents remained relatively stable during the second quarter of 2011.
Short-term Investments
Short-term investments decreased mainly as a result of increases in longer term higher yielding investments.
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
Securities Available-for-Sale (at Fair Value)

	June 30, 2011	December 31, 2010
	(In thousands)
U.S Treasury	$2,007	$2,005
U.S. Government Sponsored Enterprises	325,001	175,663
Small Business Administration	9,204	9,732
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	711,739	680,898
Privately Issued Residential Mortgage-backed Securities	3,734	3,968
Privately Issued Commercial Mortgage-backed Securities	81	287
Obligations issued by States and Political Subdivisions	22,936	34,074
Other Debt Securities	2,255	2,253
Equity Securities	521	511

Total Securities Available-for-Sale	$1,077,478	$909,391

During the first six months of 2011 the Company capitalized on favorable market conditions and realized $362,000 of gains on sales of investments. The sales of investments represented seven U.S. Government Sponsored Enterprise bonds totaling $20.5 million.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

Securities Held-to-Maturity (at Amortized Cost)

	June 30, 2011	December 31, 2010
	(In thousands)
U.S. Government Sponsored Enterprises	$69,527	$84,534
U.S. Government Agency and Sponsored
Enterprise Mortgage-backed Securities	126,865	145,582

Total Securities Held-to-Maturity	$196,392	$230,116

At June 30, 2011 and December 31, 2010, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
Securities Available-for-Sale
The securities available-for-sale portfolio totaled $1.1 billion at June 30, 2011, an increase of 18.5% from December 31, 2010. Purchases of securities available-for-sale totaled $434.4 million for the six months ended June 30, 2011. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.4 years.
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
Securities available-for-sale totaling $19.7 million, or 0.76% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $196.4 million on June 30, 2011, a decrease of 14.7% from the total on December 31, 2010. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 5.1 years.
Federal Home Loan Bank of Boston Stock
The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the year ended December 31, 2009, the FHLBB reported a net loss of $186.8 million resulting from the recognition of $444.1 million of impairment losses which were recognized through income. For the year ended December 31, 2010, the FHLBB reported net income of $106.6 million. For the six months ending June 30, 2011, the FHLBB reported net income of $44.9 million. The FHLBB also declared a dividend equal to an annual yield of 0.27%. The FHLBB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of June 30, 2011. The Company will continue to monitor its investment in FHLBB stock.
Deposits and Borrowed Funds
On June 30, 2011, deposits totaled $2.1 billion, representing a 8.1% increase in total deposits from December 31, 2010. Total deposits increased primarily as a result of increases in savings and NOW, money market and time deposits. Savings and NOW, money market and time deposits increased as the Company continued to offer attractive rates for these types of deposits during the first six months of the year. Borrowed funds totaled $322.1 million compared to $330.7 million at December 31, 2010. Borrowed funds decreased mainly as a result of matured term borrowings from the FHLB.
Stockholders’ Equity
At June 30, 2011, total equity was $155.3 million compared to $145.0 million at December 31, 2010. The Company’s equity increased primarily as a result of earnings and a decrease in accumulated other comprehensive loss, net of taxes, offset somewhat by dividends paid. The Company’s leverage ratio stood at 7.00% at June 30, 2011, compared to 7.23% at June 30, 2010. This decline in the leverage ratio is due to an increase in assets, offset by an increase in stockholders’ equity. The Company’s Tier 1 capital-to-risk assets and total capital-to-risk assets stood at 14.54% and 15.79%, respectively, at June 30, 2011. Book value as of June 30, 2011 was $28.04 per share.

Results of Operations
     The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2011			June 30, 2010
			(In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$955,118	$13,647	5.73%	$879,464	$13,241	6.04%
Securities available-for-sale(5):
Taxable	1,001,008	5,654	2.26	745,150	4,794	2.57
Tax-exempt	22,483	83	1.48	32,345	283	3.50
Securities held-to-maturity:
Taxable	200,397	1,518	3.03	214,545	1,873	3.49
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	326,498	358	0.43	365,965	403	0.44

Total interest-earning assets	2,505,504	21,260	3.40%	2,237,469	20,594	3.69%
Non interest-earning assets	155,367			154,644
Allowance for loan losses	(15,442)			(13,855)

Total assets	$2,645,429			$2,378,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$480,764	$490	0.41%	$428,139	$686	0.64%
Savings accounts	252,251	228	0.36	264,769	407	0.62
Money market accounts	597,852	777	0.52	562,571	1,089	0.78
Time deposits	500,924	2,494	2.00	349,415	1,876	2.15

Total interest-bearing deposits	1,831,791	3,989	0.87	1,604,894	4,058	1.01
Securities sold under agreements to repurchase	117,758	98	0.33	120,627	131	0.44
Other borrowed funds and subordinated debentures	202,084	1,995	3.96	192,393	1,994	4.16

Total interest-bearing liabilities	2,151,633	6,082	1.13%	1,917,914	6,183	1.29%

Non interest-bearing liabilities Demand deposits	312,276			288,241
Other liabilities	28,680			31,162

Total liabilities	2,492,589			2,237,317

Stockholders’ equity	152,840			140,941
Total liabilities & stockholders’ equity	$2,645,429			$2,378,258

Net interest income on a fully taxable equivalent basis		15,178			14,411
Less taxable equivalent adjustment		(1,663)			(1,269)

Net interest income		$13,515			$13,142

Net interest spread (3)			2.27%			2.40%

Net interest margin (4)			2.43%			2.58%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2011			June 30, 2010
	(In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$940,076	$27,283	5.84%	$877,939	$26,444	6.07%
Securities available-for-sale(5):
Taxable	965,020	10,946	2.27	711,158	9,777	2.75
Tax-exempt	25,325	175	1.38	30,267	360	2.37
Securities held-to-maturity:
Taxable	205,996	3,291	3.20	223,281	3,857	3.45
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	306,157	705	0.46	376,595	781	0.41

Total interest-earning assets	2,442,574	42,400	3.49%	2,219,240	41,219	3.73%
Non interest-earning assets	153,553			153,457
Allowance for loan losses	(15,017)			(13,354)

Total assets	$2,581,110			$2,359,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$472,707	$973	0.42%	$397,827	$1,365	0.69%
Savings accounts	249,224	458	0.37	271,337	949	0.71
Money market accounts	570,448	1,482	0.52	552,640	2,313	0.84
Time deposits	473,464	4,772	2.03	330,530	3,584	2.19

Total interest-bearing deposits	1,765,843	7,685	0.88	1,552,334	8,211	1.07
Securities sold under agreements to repurchase	123,582	208	0.34	146,515	350	0.48
Other borrowed funds and subordinated debentures	202,782	3,839	3.82	207,258	4,405	4.29

Total interest-bearing liabilities	2,092,207	11,732	1.13%	1,906,107	12,966	1.37%

Non interest-bearing liabilities Demand deposits	310,522			283,737
Other liabilities	28,801			30,605

Total liabilities	2,431,530			2,220,449

Stockholders’ equity	149,580			138,894
Total liabilities & stockholders’ equity	$2,581,110			$2,359,343

Net interest income on a fully taxable equivalent basis		30,668			28,253
Less taxable equivalent adjustment		(3,226)			(2,386)

Net interest income		$27,442			$25,867

Net interest spread (3)			2.36%			2.35%

Net interest margin (4)			2.53%			2.57%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.
The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Compared with			Compared with
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
		(in thousands)			(in thousands)
Interest income:
Loans	$1,103	$(697)	$406	$1,872	(1,033)	$839
Securities available-for-sale
Taxable	1,498	(638)	860	3,080	(1,911)	1,169
Tax-exempt	(69)	(131)	(200)	(52)	(133)	(185)
Securities held-to-maturity
Taxable	(118)	(237)	(355)	(287)	(279)	(566)
Interest-bearing deposits in other banks	(35)	(10)	(45)	(152)	76	(76)

Total interest income	2,379	(1,713)	666	4,461	(3,280)	1,181

Interest expense:
Deposits:
NOW accounts	77	(273)	(196)	224	(616)	(392)
Savings accounts	(18)	(161)	(179)	(72)	(419)	(491)
Money market accounts	65	(377)	(312)	72	(903)	(831)
Time deposits	763	(145)	618	1,456	(268)	1,188

Total interest-bearing deposits	887	(956)	(69)	1,680	(2,206)	(526)
Securities sold under agreements to repurchase	(3)	(30)	(33)	(49)	(93)	(142)
Other borrowed funds and subordinated debentures	98	(97)	1	(93)	(473)	(566)

Total interest expense	982	(1,083)	(101)	1,538	(2,772)	(1,234)

Change in net interest income	$1,397	$(630)	$767	$2,923	$(508)	$2,415

Net Interest Income
For the three months ended June 30, 2011, net interest income on a fully taxable equivalent basis totaled $15.2 million compared to $14.4 million for the same period in 2010, an increase of $767,000 or 5.3%. This increase in net interest income for the period is due to a 12.0% increase in the average balances of earning assets, combined with a similar increase in deposits, offset somewhat by a decrease in the net interest margin. The net interest margin decreased from 2.58% on a fully taxable equivalent basis in 2010 to 2.43% on the same basis for 2011.
For the six months ended June 30, 2011, net interest income on a fully taxable equivalent basis totaled $30.7 million compared to $28.3 million for the same period in 2010, an increase of $2.4 million or 8.5%. This increase in net interest income for the period is due to a 10.1% increase in the average balances of earning assets, combined with a similar increase in deposits, offset slightly by a decrease in the net interest margin. The net interest margin decreased from 2.57% on a fully taxable equivalent basis in 2010 to 2.53% on the same basis for 2011.
Provision for Loan Losses
For the three months ended June 30, 2011, the loan loss provision was $1.2 million compared to a provision of $1.5 million for the same period last year for a decrease of $250,000. For the six months ended June 30, 2011, the loan loss provision was $2.4 million compared to a provision of $3.0 million for the same period last year for a decrease of $625,000. The decrease in the provision for both periods was primarily due to decreased provisions related to nonaccrual loans. The level of the allowance for loan losses to total loans increased from 1.55% at December 31, 2010 to 1.65% at June 30, 2011. The increase was primarily the result of charge-offs that occurred during the fourth quarter of 2010, increases in required reserves associated with impaired loans as well as an increase in commercial real estate loans.
Non-Interest Income and Expense
Other operating income for the quarter ended June 30, 2011 decreased by $264,000 to $3.8 million from $4.1 million for the same period last year. There was a decrease in the gain on sales of investments of $451,000. There was also a decrease in service charges on deposit accounts of $16,000 which was mainly attributable to a decrease in overdraft fees. Lockbox fees decreased by $14,000 as a result of decreased customer volume. Other income increased by $217,000 mainly as a result of a gain on the sale of mortgages, an increase in brokerage commissions and an increase in growth of cash surrender values on life insurance policies. The income related to cash surrender values increased mainly as a result of additional earnings on life insurance policies.
Other operating income for the six months ended June 30, 2011 decreased by $988,000 to $7.4 million from $8.4 million for the same period last year. There was a decrease from the sale of investments of $665,000. There was a decrease in service charges on deposit accounts of $52,000 which was mainly attributable to a decrease in overdraft fees. Lockbox fees increased by $23,000 as a result of increased customer volume. Other income decreased by $294,000 mainly as a result of decreases in the growth of cash surrender values on life insurance policies offset by an increase in brokerage commissions as well as a gain on the sale of mortgages. The income related to cash surrender values decreased mainly as a result of additional earnings as a result of certain policies reaching their twenty year anniversary during the first quarter of 2010.
For the quarter ended June 30, 2011, operating expenses decreased by $823,000 or 6.5% to $11.8 million, from the same period last year. The decrease in operating expenses for the quarter was mainly attributable to a decrease of $600,000 in salaries and employee benefits and $276,000 in FDIC assessments. This was offset slightly by an increase of $75,000 in other expenses. Salaries and employee benefits decreased mainly as a result of a $916,000 charge for payments due to a former Co-CEO, in accordance with his separation agreement during the second quarter of 2010. FDIC assessments decreased mainly as a result of a decrease in the assessment rate. Other expenses decreased mainly as a result of decreases in marketing related expenses.
For the six months ended June 30, 2011, operating expenses decreased by $179,000 or 0.7% to $24.0 million, from the same period last year. The decrease in operating expenses for the quarter was mainly attributable to a decrease of $184,000 in salaries and employee benefits and $191,000 in FDIC assessments. This was offset somewhat by an increase of $160,000 in occupancy expenses. Salaries and employee benefits decreased mainly as a result of a $916,000 charge for payments due to a former Co-CEO, in accordance with his separation agreement during the second quarter of 2010, offset, somewhat, by merit increases and an increase in staffing levels. FDIC assessments decreased mainly as a result of a decrease in the assessment rate. Occupancy expenses increased mainly as a result of increased snow plowing expenses during the first quarter of 2011. Other expenses and equipment expenses remained relatively stable.
Income Taxes
For the second quarter of 2011, the Company’s income tax expense totaled $184,000 on pretax income of $4.4 million resulting in an effective tax rate of 4.2%. For last year’s corresponding quarter, the Company’s income tax expense totaled $238,000 on pretax income of $3.2 million resulting in an effective tax rate of 7.4%. For the six months ended June 30, 2011, the Company’s income tax expense totaled $511,000 on pretax income of $8.4 million resulting in an effective tax rate of 6.1%. For last year’s corresponding period, the Company’s income tax expense totaled $659,000 on pretax income of $7.0 million resulting in an effective tax rate of 9.4%. The effective income tax rate decreased for the current quarter mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the same periods last year.
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
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2011 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
April 1 — April 30, 2011	—	$—	—	300,000
May 1 — May 31, 2011	—	$—	—	300,000
June 1 — June 30, 2011	—	$—	—	300,000

(1)	On July 12, 2011, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3     Defaults Upon Senior Securities — None
Item 5     Other Information — None
Item 6     Exhibits
31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1 +	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Century Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (vi) Notes to Unaudited Consolidated Financial Statements.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)