Form 10-Q
period 2011-09-30
CENTURY BANCORP INC
filed 2011-11-07
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
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
Yes ☑ No ☐
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
Yes ☐ No ☑
As of October 31, 2011, the Registrant had outstanding:
Class A Common Stock, $1.00 par value           3,546,217 Shares
Class B Common Stock, $1.00 par value           1,994,380 Shares

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

PART I —
Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
Assets

Cash and due from banks	$39,904	$37,215
Federal funds sold and interest-bearing deposits in other banks	143,318	151,337

Total cash and cash equivalents	183,222	188,552

Short-term investments	19,369	113,918

Securities available-for-sale, amortized cost $1,264,031 and $903,556, respectively	1,281,275	909,391
Securities held-to-maturity, fair value $139,777 and $233,524, respectively	134,189	230,116
Federal Home Loan Bank of Boston stock, at cost	15,531	15,531

Loans, net:
Commercial and industrial	84,765	90,654
Construction and land development	54,498	53,583
Commercial real estate	458,858	433,337
Residential real estate	235,636	207,787
Home equity	111,131	114,209
Consumer and other	6,419	6,594

Total loans, net	951,307	906,164
Less: allowance for loan losses	16,002	14,053

Net loans	935,305	892,111

Bank premises and equipment	21,971	21,228
Accrued interest receivable	5,993	6,601
Goodwill	2,714	2,714
Core deposit intangible	217	508
Other assets	64,126	61,014

Total assets	$2,663,912	$2,441,684

Liabilities

Deposits:
Demand deposits	$345,180	$322,002
Savings and NOW deposits	691,103	649,402
Money market accounts	569,410	513,359
Time deposits	499,716	417,260

Total deposits	2,105,409	1,902,023

Securities sold under agreements to repurchase	133,030	108,550
Other borrowed funds	193,143	222,118
Subordinated debentures	36,083	36,083
Other liabilities	33,186	27,885

Total liabilities	2,500,851	2,296,659

Stockholders’ Equity

Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,546,217 shares and 3,528,867 shares, respectively	3,547	3,529
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,994,380 and 2,011,380 shares, respectively	1,994	2,011
Additional paid-in capital	11,542	11,537
Retained earnings	142,395	131,526

	159,478	148,603
Unrealized gains on securities available-for-sale, net of taxes	10,469	3,593
Pension liability, net of taxes	(6,886)	(7,171)

Total accumulated other comprehensive income(loss), net of taxes	3,583	(3,578)

Total stockholders’ equity	163,061	145,025

Total liabilities and stockholders’ equity	$2,663,912	$2,441,684

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income
Loans	$12,030	$11,900	$36,147	$36,084
Securities held-to-maturity	1,304	1,645	4,595	5,501
Securities available-for-sale	6,042	4,618	17,104	14,630
Federal funds sold and interest-bearing deposits in other banks	262	465	967	1,246

Total interest income	19,638	18,628	58,813	57,461

Interest expense
Savings and NOW deposits	592	940	2,023	3,254
Money market accounts	627	876	2,109	3,189
Time deposits	2,512	2,162	7,285	5,746
Securities sold under agreements to repurchase	82	116	290	466
Other borrowed funds and subordinated debentures	1,987	1,946	5,826	6,351

Total interest expense	5,800	6,040	17,533	19,006

Net interest income	13,838	12,588	41,280	38,455

Provision for loan losses	1,200	1,200	3,600	4,225

Net interest income after provision for loan losses	12,638	11,388	37,680	34,230

Other operating income
Service charges on deposit accounts	2,031	2,003	5,854	5,878
Lockbox fees	658	745	2,129	2,193
Net gain on sales of investments	883	—	1,245	1,027
Net gain on sales of loans	238	—	364	—
Other income	693	664	2,287	2,678

Total other operating income	4,503	3,412	11,879	11,776

Operating expenses
Salaries and employee benefits	7,357	6,844	21,948	21,619
Occupancy	1,059	937	3,285	3,003
Equipment	608	454	1,700	1,537
FDIC assessments	413	785	1,612	2,175
Other	2,618	2,293	7,495	7,143

Total operating expenses	12,055	11,313	36,040	35,477

Income before income taxes	5,086	3,487	13,519	10,529

Provision for income taxes	504	220	1,015	879

Net income	$4,582	$3,267	$12,504	$9,650

Share data:
Weighted average number of shares outstanding, basic	5,540,597	5,535,548	5,540,592	5,532,067
Weighted average number of shares outstanding, diluted	5,541,646	5,537,120	5,541,711	5,534,457
Net income per share, basic	$0.83	$0.59	$2.26	$1.74
Net income per share, diluted	$0.83	$0.59	$2.26	$1.74
Cash dividends paid:
Class A common stock	$0.12	$0.12	$0.36	$0.36
Class B common stock	$0.06	$0.06	$0.18	$0.18
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2011 and 2010

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
			(In thousands)
Balance at December 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730
Net income	—	—	—	9,650	—	9,650
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $3,026 in taxes and $1,027 in realized net gains	—	—	—	—	4,703	4,703
Pension liability adjustment, net of $247 in taxes	—	—	—	—	366	366

Comprehensive income						14,719
Conversion of class B common stock to class A common stock, 3,150 shares	3	(3)	—	—	—	—
Stock options exercised, 6,500 shares	7	—	91	—	—	98
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,266)	—	(1,266)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(363)	—	(363)

Balance at September 30, 2010	$3,526	$2,011	$11,467	$128,146	$768	$145,918

Balance at December 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	12,504	—	12,504
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $4,533 in taxes and $1,245 in realized net gains	—	—	—	—	6,876	6,876
Pension liability adjustment, net of $189 in taxes	—	—	—	—	285	285

Comprehensive income						19,665
Conversion of class B common stock to class A common stock, 17,000 shares	17	(17)	—	—	—	—
Stock options exercised, 350 shares	1	—	5	—	—	6
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,274)	—	(1,274)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(361)	—	(361)

Balance at September 30, 2011	$3,547	$1,994	$11,542	$142,395	$3,583	$163,061

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,504	$9,650
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of investments	(1,245)	(1,027)
Net gain on sale of loans	(364)	—
Provision for loan losses	3,600	4,225
Deferred income taxes	(1,024)	(1,364)
Net depreciation and amortization	3,828	3,528
Decrease (increase) in accrued interest receivable	608	(239)
Increase in other assets	(5,587)	(799)
Increase (decrease) in other liabilities	816	(95)

Net cash provided by operating activities	13,136	13,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	119,044	117,150
Purchase of short-term investments	(24,495)	(222,522)
Proceeds from maturities of securities available-for-sale	556,599	488,823
Proceeds from sales of securities available-for-sale	43,124	34,625
Purchase of securities available-for-sale	(955,685)	(698,415)
Proceeds from maturities of securities held-to-maturity	95,708	136,407
Purchase of securities held-to-maturity	—	(147,386)
Proceeds from sales of loans	11,295	—
Net (increase) decrease in loans	(58,990)	10,553
Capital expenditures	(2,328)	(1,854)

Net cash used in investing activities	(215,728)	(282,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	82,456	86,513
Net increase in demand, savings, money market and NOW deposits	120,930	94,347
Net proceeds from exercise of stock options	6	98
Cash dividends	(1,635)	(1,630)
Net increase (decrease) in securities sold under agreements to repurchase	24,480	(10,315)
Net decrease in other borrowed funds	(28,975)	(3,543)

Net cash provided by financing activities	197,262	165,470

Net decrease in cash and cash equivalents	(5,330)	(103,270)
Cash and cash equivalents at beginning of period	188,552	398,642

Cash and cash equivalents at end of period	$183,222	$295,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,578	$24,551
Income taxes	2,311	3,010
Change in unrealized gains on securities available-for-sale, net of taxes	6,876	4,703
Pension liability adjustment, net of taxes	285	366
Due to broker	5,000	765
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Nine Months Ended September 30, 2011 and 2010
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
Note 2. Recent Market Developments
The financial services industry continues to face unprecedented challenges in the aftermath of the recent national and global economic crisis. Since June 2009, the US economy has been recovering from the most severe recession and financial crisis since the Great Depression. There have been some improvements in private sector employment, industrial production and US exports; nevertheless, the pace of economic recovery has been extremely slow. The housing markets continue to be depressed. Financial markets have improved since the depths of the crisis, but are still unsettled and volatile. Investors have pulled back from risky assets. Lower equity prices and wider spreads on corporate bonds and other debt instruments and greater pressures on financial institutions have resulted. At the same time, heightened demand for safe assets has put downward pressure on yields. There is continued concern about the US economic outlook and the potential effects of the continued crisis in the European financial markets.
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
On September 30, 2011 the Massachusetts Department of Revenue issued a draft directive prohibiting a corporation from pledging more than 50 percent of security corporation stock it owns to secure a borrowing, effective for tax years beginning on or after October, 2012. Century Bank currently utilizes the stock of two of its security corporations to secure Federal Home Loan Bank of Boston(“FHLBB”) advances. Should this draft directive become effective, Century Bank would have fewer assets available to secure FHLBB advances, or would have a higher tax rate if it chose to utilize security corporations to a lesser extent.
Note 3. Stock Option Accounting
Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2011 is as follows:

		Weighted
		Average
	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	38,712	$28.36
Exercised	(350)	15.06
Cancelled	(200)	15.06

Outstanding at end of period	38,162	$28.55

Exercisable at end of period	38,162	$28.55

Available to be granted at end of period	223,084

On September 30, 2011, the outstanding options to purchase 38,162 shares of Class A common stock have exercise prices between $22.50 and $35.01, with a weighted average exercise price of $28.55 and a weighted average remaining contractual life of 2.0 years. The intrinsic value of options exercisable at September 30, 2011 had an aggregate value of $5,769. The intrinsic value of options exercised at September 30, 2011 had an aggregate value of $4,085.
The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2011.
Note 4. Securities Available-for-Sale

	September 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	( In thousands)
U.S. Treasury	$1,999	$14	$—	$2,013	$2,000	$5	$—	$2,005
U.S. Government Sponsored Enterprises	243,376	214	313	243,277	175,842	386	565	175,663
Small Business Administration	8,956	43	—	8,999	9,735	1	4	9,732
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	971,923	18,820	416	990,327	674,481	11,842	5,425	680,898
Privately Issued Residential Mortgage Backed Securities	3,678	—	258	3,420	4,247	—	279	3,968
Privately Issued Commercial Mortgage Backed Securities	—	—	—	—	285	2	—	287
Obligations Issued by States and Political Subdivisions	20,375	90	288	20,177	34,271	98	295	34,074
Other Debt Securities	13,329	—	753	12,576	2,300	—	47	2,253
Equity Securities	395	91	—	486	395	116	—	511

Total	$1,264,031	$19,272	$2,028	$1,281,275	$903,556	$12,450	$6,615	$909,391

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $358,672,000 and $363,240,000 at September 30, 2011 and December 31, 2010, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $247,358,000 and $124,189,000 at September 30, 2011 and December 31, 2010, respectively. The Company realized gross gains of $1,245,000 from the proceeds of $43,124,000 from the sales of available-for-sale securities for the nine months ended September 30, 2011. The Company realized gross gains of $1,027,000 from the proceeds of $34,625,000 from the sales of available-for-sale securities for the nine months ended September 30, 2010.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2011.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$51,310	$51,964
After one but within five years	971,079	987,676
After five but within ten years	223,483	223,368
More than 10 years	16,264	16,320
Non-maturing	1,895	1,947

Total	$1,264,031	$1,281,275

The weighted average remaining life of investment securities available-for-sale at September 30, 2011 was 4.2 years. Included in the weighted average remaining life calculation at September 30, 2011 was $226,876,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.
As of September 30, 2011 and December 31, 2010, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
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
The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2011. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 38 and 7 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 396 holdings at September 30, 2011.

	September 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$102,135	$313	$—	$—	$102,135	$313
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	122,448	214	3,987	203	126,435	417
Privately Issued Residential Mortgage Backed Securities	—	—	3,421	258	3,421	258
Obligations Issued by States and Political Subdivisions	—	—	4,393	287	4,393	287
Other Debt Securities	10,516	714	1,461	39	11,977	753

Total temporarily impaired securities	235,099	$1,241	$13,262	$787	$248,361	$2,028

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

	December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$74,290	$565	$—	$—	$74,290	$565
SBA Backed Securities	2,246	4	—	—	2,246	4
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	191,155	5,425	—	—	191,155	5,425
Privately Issued Residential Mortgage Backed Securities	1,503	52	2,465	227	3,968	279
Obligations Issued by States and Political Subdivisions	9,257	11	4,393	284	13,650	295
Other Debt Securities	—	—	1,454	47	1,454	47
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$278,451	$6,057	$8,312	$558	$286,763	$6,615

Note 5. Investment Securities Held-to-Maturity

	September 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government Sponsored Enterprises	$14,991	$21	$—	$15,012	$84,534	$148	$488	$84,194
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	119,198	5,579	12	124,765	145,582	5,246	1,498	149,330

Total	$134,189	$5,600	$12	$139,777	$230,116	$5,394	$1,986	$233,524

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $9,380,000 and $10,000,000 at September 30, 2011 and December 31, 2010, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $58,432,000 and $79,844,000 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2011.

	Amortized	Fair
	Cost	Value
	( In thousands)
Within one year	$7,874	$8,049
After one but within five years	100,871	106,030
After five but within ten years	25,157	25,409
More than ten years	287	289

Total	$134,189	$139,777

The weighted average remaining life of investment securities held-to-maturity at September 30, 2011 was 3.4 years. Included in the weighted average remaining life calculation at September 30, 2011 were $14,991,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at September 30, 2011. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 1 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 87 holdings at September 30, 2011.

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	5,367	12	—	—	5,367	12

Total temporarily impaired securities	$5,367	$12	$—	$—	$5,367	$12

As of September 30, 2011 and December 31, 2010, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
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
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Allowance for loan losses, beginning of period	$15,915	$14,350	$14,053	$12,373
Loans charged off	(1,283)	(1,891)	(2,252)	(3,174)
Recoveries on loans previously charged-off	170	168	601	403

Net charge-offs	(1,113)	(1,723)	(1,651)	(2,771)
Provision charged to expense	1,200	1,200	3,600	4,225

Allowance for loan losses, end of period	$16,002	$13,827	$16,002	$13,827

Further information pertaining to the allowance for loan losses for three months ending September 30, 2011 follows:

	Construction	Commercial	Commercial	Residential
	and land	and	real	real	Consumer	Home
	development	industrial	estate	estate	and other	Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2011	$2,572	$3,575	$6,321	$1,745	$291	$775	$636	$15,915

Charge-offs	(900)	(203)	—	—	(180)	—	—	(1,283)
Recoveries	—	66	—	4	100	—	—	170
Provision	1,312	(217)	(364)	31	81	8	349	1,200

Balance at September 30, 2011	$2,984	$3,221	$5,957	$1,780	$292	$783	$985	$16,002

Further information pertaining to the allowance for loan losses for nine months ending September 30, 2011 follows:

	Construction	Commercial	Commercial	Residential
	and land	and	real	real	Consumer	Home
	development	industrial	estate	estate	and other	Equity	Unallocated	Total
				(Dollars in thousands)
Allowance for loan losses:

Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053

Charge-offs	(900)	(585)	—	(281)	(485)	(1)	—	(2,252)

Recoveries	—	222	—	19	360	—	—	601

Provision	2,132	421	286	324	119	59	259	3,600

Balance at September 30, 2011	$2,984	$3,221	$5,957	$1,780	$292	$783	$985	$16,002

Amount of allowance for loan losses for loans deemed to be impaired	$350	$345	$227	$3	$—	$—	$—	$925
Amount of allowance for loan losses for loans not deemed to be impaired	$2,634	$2,876	$5,730	$1,777	$292	$783	$985	$15,077

Loans:
Ending balance	$54,498	$84,765	$458,858	$235,636	$6,419	$111,131	$—	$951,307

Loans deemed to be impaired	$1,800	$1,778	$4,247	$483	$—	$—	$—	$8,308
Loans not deemed to be impaired	$52,698	$82,987	$454,611	$235,153	$6,419	$111,131	$—	$942,999
     Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

	Construction	Commercial		Residential
	and land	and	Commercial real	real	Consumer	Home
	development	industrial	estate	estate	and other	equity	Unallocated	Total
				(Dollars in thousands)
Allowance for loan losses:

Balance at December 31, 2009	$362	$4,972	$2,983	$1,304	$1,753	$761	$238	$12,373
Charge-offs	(900)	(1,559)	(922)	(515)	(495)	(52)	—	(4,443)
Recoveries	—	172	—	8	368	—	—	548
Provision	2,290	(422)	3,610	921	(1,328)	16	488	5,575

Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053

Amount of allowance for loan losses for loans deemed to be impaired	$—	$292	$25	$—	$—	$—	$—	$317
Amount of allowance for loan losses for loans not deemed to be impaired	$1,752	$2,871	$5,646	$1,718	$298	$725	$726	$13,736

	Construction	Commercial		Residential
	and land	and	Commercial real	real	Consumer	Home
	development	industrial	estate	estate	and other	equity	Unallocated	Total
				(Dollars in thousands)
Loans:
Ending balance	$53,583	$90,654	$433,337	$207,787	$6,594	$114,209	$—	$906,164

Loans deemed to be impaired	$4,000	$1,471	$2,492	$—	$—	$—	$—	$7,963
Loans not deemed to be impaired	$49,583	$89,183	$430,845	$207,787	$6,594	$114,209	$—	$898,201
The company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:
Loans rated 1-3:
Loans in this category are considered “pass” rated loans with low to average risk.
Loans rated monitor 4:
Monitor 4 loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2011 and December 31, 2010.
Loans rated substandard 5:
Substandard 5 loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2011 and December 31, 2010.
Loans rated doubtful 6:
Doubtful 6 loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2011 and are doubtful for full collection.
Impaired:
Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.
The following table presents the Company’s loans by risk rating at September 30, 2011.

	Construction	Commercial	Commercial
	and land	and	real
	development	industrial	estate
		(Dollars in thousands)
Grade:
1-3	$45,711	$81,877	$446,780
Monitor 4	6,987	1,110	7,266
Substandard 5	—	—	565
Doubtful 6	—	—	—
Impaired	1,800	1,778	4,247

Total	$54,498	$84,765	$458,858

The following table presents the Company’s loans by risk rating at December 31, 2010.

	Construction	Commercial
	and land	and	Commercial real
	development	industrial	estate
		(Dollars in thousands)
Grade:
1-3	$42,887	$88,103	$415,528
Monitor 4	6,696	1,080	15,317
Substandard 5	—	—	—
Doubtful 6	—	—	—
Impaired	4,000	1,471	2,492

Total	$53,583	$90,654	$433,337

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.
Further information pertaining to the allowance for loan losses at September 30, 2011 follows:

			Accrual
	Accruing		Greater
	30-89 Days		Than	Total
	Past Due	Non Accrual	90 Days	Past Due	Current Loans	Total
		(Dollars in thousands)
Construction and land development	$—	$1,800	$—	$1,800	$52,698	$54,498
Commercial and industrial	1,568	1,200	38	2,806	81,960	84,766
Commercial real estate	3,996	976	—	4,972	453,886	458,858
Residential real estate	4,079	1,966	—	6,045	229,591	235,636
Consumer and other	87	1	—	88	6,330	6,418
Home equity	601	160	—	761	110,370	111,131

Total	$10,331	$6,103	$38	$16,472	$934,835	$951,307

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

			Accrual
	Accruing		Greater
	30-89 Days		Than	Total
	Past Due	Non Accrual	90 Days	Past Due	Current Loans	Total
		(Dollars in thousands)
Construction and land development	$—	$4,000	$—	$4,000	$49,583	$53,583
Commercial and industrial	912	569	50	1,531	89,123	90,654
Commercial real estate	1,737	784	—	2,521	430,816	433,337
Residential real estate	4, 172	2,487	—	6,659	201,128	207,787
Consumer and other	8	4	—	12	6,582	6,594
Home equity	574	224	—	798	113,411	114,209

Total	$7,403	$8,068	$50	$15,521	$890,643	$906,164

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
The following is information pertaining to impaired loans for September 30, 2011:

				Average	Average	Interest	Interest
				Carrying Value	Carrying Value	Income	Income
				For 3 months	For 9 months	Recognized for	Recognized for
		Unpaid		ending	ending	3 months ending	9 months ending
		Principal	Required	September 30,	September 30,	September 30,	September 30,
	Carrying Value	Balance	Reserve	2011	2011	2011	2011
			(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$1,350	$2,940	$—	$—
Commercial and industrial	642	1,090	—	443	429	1	3
Commercial real estate	415	431	—	246	378	—	—
Residential real estate	450	450	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$1,507	$1,971	$—	$2,039	$3,747	$1	$3

With required reserve recorded:
Construction and land development	$1,800	$3,292	$350	$2,110	$844	$—	$—
Commercial and industrial	1,136	1,160	345	1,428	1,087	6	10
Commercial real estate	3,832	3,858	227	6,738	5,215	82	112
Residential real estate	33	33	3	146	68	1	2
Consumer and other	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$6,801	$8,343	$925	$10,422	$7,214	$89	$124

Total
Construction and land development	$1,800	$3,292	$350	$3,460	$3,784	$—	$—
Commercial and industrial	1,778	2,250	345	1,871	1,516	7	13
Commercial real estate	4,247	4,289	227	6,984	5,593	82	112
Residential real estate	483	483	3	146	68	1	2
Consumer and other	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$8,308	$10,314	$925	$12,461	$10,961	$90	$127

The following is information pertaining to impaired loans at December 31, 2010:

		Unpaid			Interest
		Principal	Required	Average	Income
	Carrying Value	Balance	Reserve	Carrying Value	Recognized
		(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$4,000	$8,504	$—	$2,262	$—
Commercial and industrial	893	1,092	—	826	83
Commercial real estate	960	969	—	2,013	122
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,853	$10,565	$—	$5,101	$205

With required reserve recorded:
Construction and land development	$—	$—	$—	$2,500	$—
Commercial and industrial	578	588	292	842	31
Commercial real estate	1,532	1,532	25	1,163	20
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,110	$2,120	$317	$4,505	$51

Total
Construction and land development	$4,000	$8,504	$—	$4,762	$—
Commercial and industrial	1,471	1,680	292	1,668	114
Commercial real estate	2,492	2,501	25	3,176	142
Residential real estate	—	—			—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$7,963	$12,685	$317	$9,606	$256

Troubled Debt Restructurings occurring during the three and nine month periods ended September 30, 2011:

	Three month period ended September 30, 2011			Nine month period ended September 30, 2011
			(Dollars in thousands)
		Pre-	Post-		Pre-	Post-
		modification	modification		modification	modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
	Contracts	investment	investment	Contracts	investment	investment
Construction and land development	0	$—	$—	1	$39	$39
Commercial and industrial	1	41	41	10	695	679
Commercial real estate	0	—	—	4	2,641	2,640
Residential real estate	0	—	—	0	—	—
Consumer and other	0	—	—	0	—	—
Home equity	0	—	—	0	—	—

Total	1	$41	$41	15	$3,375	$3,358

Troubled Debt Restructurings occurring during the three and nine month periods ended September 30, 2011, that subsequently defaulted:

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Construction and land development	0	$—
Commercial and industrial	1	15
Commercial real estate	0	—
Residential real estate	0	—
Consumer and other	0	—
Home equity	0	—

Total	1	$15

Troubled Debt Restructurings were identified as a modification where a concession was granted to a customer who is having financial difficulties. This concession may be below market rate, longer amortization/term, and a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations. The loans were modified, for both the commercial and industrial and commercial real estate loans, by reducing interest rates as well as extending terms on the loans. The financial impact of the modifications for performing commercial and industrial loans were $14,000 and $22,000 reduction in principal and an additional $2,000 and $2,000 in interest payments for the three and nine month periods ended September 30, 2011, respectively. The financial impact of the modifications for performing commercial real estate were $9,000 and $18,000 reduction in principal and a reduction of $17,000 and $36,000 in interest payments for the three and nine month periods ended September 30, 2011, respectively. The financial impact of the modifications for nonperforming loans was a $7,000 reduction in the carrying value of the loans as a result of payments received under the modified terms of the loans.
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

Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2011	2010	2011	2010
		(In thousands)
Service cost	$211	$213	$170	$147
Interest	355	333	233	207
Expected return on plan assets	(399)	(342)	—	—
Recognized prior service cost (benefit)	(26)	(26)	28	28
Recognized net actuarial losses	123	159	32	17

Net periodic benefit cost	264	$337	$463	$399

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2011	2010	2011	2010
		(In thousands)
Service cost	$633	$638	$510	$441
Interest	1,065	1,000	699	673
Expected return on plan assets	(1,197)	(1,025)	—	—
Recognized prior service cost (benefit)	(78)	(78)	84	83
Recognized net actuarial losses	370	476	97	103

Net periodic benefit cost	$793	$1,011	$1,390	$1,300

Contributions
The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $1,275,000 to the Pension Plan in 2011. As of September 30, 2011, $956,250 of the contribution had been made. The Company expects to contribute an additional $318,750 by the end of the year.
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
The results of the fair value hierarchy as of September 30, 2011 are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:

		Securities AFS Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
U.S. Treasury	$2,013	$—	$2,013	$—
U.S. Government Sponsored Enterprises	243,277	—	243,277	—
SBA Backed Securities	8,999	—	8,999	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	990,327	—	990,327	—
Privately Issued Residential Mortgage Backed Securities	3,420	—	3,420	—
Privately Issued Commercial Mortgage Backed Securities	—	—	—	—
Obligations Issued by States and Political Subdivisions	20,177	—	2,561	17,616

Other Debt Securities	12,576	—	12,576	—
Equity Securities	486	207	—	279

Total	$1,281,275	$207	$1,263,173	$17,895

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	2,892	—	—	2,892
Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for the three and nine-month periods ended September 30, 2011 amounted to $517,000 and $1.6 million, respectively. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category.
There were no transfers of financial instruments to or from Level 1 and Level 2 classifications.
The changes in Level 3 securities for the nine-month period ended September 30, 2011 are shown in the table below:

		Obligations
		Issued by States
	Auction Rate	& Political	Equity
	Securities	Subdivisions	Securities	Total
		(In thousands)
Balance at December 31, 2010	$4,393	$15,988	$279	$20,660
Purchases	—	18,905	—	18,905
Maturities and calls	—	(21,665)	—	(21,665)
Amortization	—	(5)	—	(5)

Balance at September 30, 2011	$4,393	$13,223	$279	$17,895

The amortized cost of Level 3 securities was $18,179,000 at September 30, 2011 with an unrealized loss of $284,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The changes in Level 3 securities for the nine-month period ended September 30, 2010, are shown in the table below:

		Obligations
		Issued by
		States &
	Auction Rate	Political	Equity
	Securities	Subdivisions	Securities	Total
		(In thousands)
Balance at December 31, 2009	$7,820	$5,623	$234	$13,677
Purchases	—	21,037	64	21,101
Maturities	(3,427)	(11,173)	(19)	(14,619)

Balance at September 30, 2010	$4,393	$15,487	$279	$20,159

The amortized cost of Level 3 securities was $20,442,000 at September 30, 2010 with an unrealized loss of $283,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
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
Securities available-for-sale totaling $17.9 million, or 0.67% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Level 3 securities have little or no pricing observability as of the reported date. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon an evaluation of the underlying issuer, market liquidity and prevailing market interest rates.
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
The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value
		( In thousands)
Financial assets:
Cash and cash equivalents	$183,222	$183,222	$188,552	$188,552
Short-term investments	19,369	19,404	113,918	114,134

Securities available-for-sale	1,281,275	1,281,275	909,391	909,391
Securities held-to-maturity	134,189	139,777	230,116	233,524
Net loans	935,305	976,466	892,111	913,394
Accrued interest receivable	5,993	5,993	6,601	6,601
Financial liabilities:
Deposits	2,105,409	2,112,326	1,902,023	1,908,125
Repurchase agreement and other borrowed funds	326,173	336,579	330,668	334,872
Subordinated debentures	36,083	42,965	36,083	36,749
Accrued interest payable	958	958	1,003	1,003
Standby letters of credit	—	30	—	68
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

2. The debtor is experiencing financial difficulties. This amendment is effective for periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Accordingly, the Company adopted this amendment in the second quarter 2011. The Company has provided the disclosures required as of September 30, 2011 in Note 6.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs.” This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs.”). The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurements requirements. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04, in January 2012, is not expected to have a material impact on the Company’s financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The objective of this Update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under the amendments in this Update, a company has the option to present the total of comprehensive income and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. As ASU No. 2011-05 only deals with presentation requirements, the adoption of ASU No. 2011-05 in January 2012, is not expected to have any impact on the Company’s financial statements. The FASB announced the addition of a FASB agenda project to consider deferring certain aspects of ASU No. 2011-05, “Presentation of Comprehensive Income.”
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. ASU No. 2011-08 applies to all entities, both public and nonpublic, that have goodwill reported in their financial statements. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08, in January 2012, is not expected to have a material impact on the Company’s financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.7 billion as of September 30, 2011. The Company presently operates 24 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.
During August 2009, the Company entered into a lease agreement to open a branch located at Coolidge Corner in Brookline, Massachusetts. The branch opened on April 27, 2010.
During July 2010, the Company entered into a lease agreement to open a branch located at Newton Centre in Newton, Massachusetts. The branch opened on June 20, 2011.
During September 2010, the Company entered into a lease agreement to open a branch located in Andover, Massachusetts. The branch is scheduled to open during the first half of 2012.
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
Earnings for the third quarter ended September 30, 2011 were $4,582,000, or $0.83 per share diluted, compared to net income of $3,267,000, or $0.59 per share diluted, for the third quarter ended September 30, 2010. For the first nine months of 2011, net income totaled $12,504,000, or $2.26 per share diluted, compared to net income of $9,650,000, or $1.74 per share diluted, for the same period a year ago.
Net interest income totaled $41.3 million for the first nine months of 2011 compared to $38.5 million for the same period in 2010. The 7.3% increase in net interest income for the period is due to an 10.3% increase in the average balances of earning assets, combined with a similar increase in deposits, offset slightly by a decrease in the net interest margin. The net interest margin decreased from 2.51% on a fully taxable equivalent basis in 2010 to 2.49% on the same basis for 2011.
The net interest margin for 2009 reflected a general increase followed by a general decline through the third quarter of 2010 which was then followed by an increase through in the first quarter then a slight decrease in the second and third quarter of 2011 as illustrated in the graph below:
The primary factor accounting for the general increase in the net interest margin for 2009 was pricing discipline. The primary factor accounting for the general decrease in the net interest margin for 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. Pricing discipline continued through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments. During the third quarter, management stabilized the net interest margin by continuing to lower cost of funds, and by deploying excess liquidity through expansion of the investment portfolio.
While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
For the three months ended September 30, 2011, the loan loss provision was $1.2 million compared to a provision of $1.2 million for the same period last year. For the nine months ended September 30, 2011, the loan loss provision was $3.6 million compared to a provision of $4.2 million for the same period last year for a decrease of $625,000. The decrease in the provision was primarily due to decreased provisions related to nonaccrual loans. Nonperforming loans decreased to $6.1 million at September 30, 2011 from $9.5 million on September 30, 2010.
The Company capitalized on favorable market conditions for the third quarter and nine months ended September 30, 2011 and realized net gains on sales of investments of $883,000 and $1.2 million, respectively, as compared to $0 and $1.0 million for the same periods in 2010. Other income increased for the third quarter of 2011 compared to the same period last year primarily as a result of a sale of one nonaccrual loan. Included in operating expenses for the third quarter and nine months ended September 30, 2011 are FDIC assessments of $413,000 and $1.6 million, respectively, as compared to $785,000 and $2.2 million, for the same periods in 2010. FDIC assessments decreased primarily as a result of a decrease in the assessment rate. Also included in operating expenses for the nine months ended September 30, 2010 is a charge for payments due a former Co-CEO, in accordance with his separation agreement as previously announced. The Company recorded a pre-tax charge of $916,000 during the second quarter of 2010.
For the third quarter of 2011, the Company’s effective income tax was 9.9% compared to 6.3% for last year’s corresponding quarter. For the first nine months of 2011, the Company’s effective income tax was 7.5% compared to 8.3% for last year’s corresponding quarter. The effective income tax rate decreased primarily as a result of increased levels of tax-exempt income.
Financial Condition
Loans
On September 30, 2011, total loans outstanding were $951.3 million, an increase of 5.0% from the total on December 31, 2010. At September 30, 2011, commercial real estate loans accounted for 48.2% and residential real estate loans, including home equity loans, accounted for 36.5% of total loans.
Commercial and industrial loans decreased to $84.8 million at September 30, 2011 from $90.7 million at December 31, 2010. Construction loans increased to $54.5 million at September 30, 2011 from $53.6 million on December 31, 2010.
Allowance for Loan Losses
The allowance for loan loss at September 30, 2011 was $16.0 million as compared to $14.1 million at December 31, 2010. The increase was due to quantitative and qualitative factors associated with the loan loss reserve requirement. Also, the level of the allowance for loan losses to total loans increased from 1.55% at December 31, 2010 to 1.68% at September 30, 2011. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased, primarily as a result of decreased levels of charge-offs, an increase in the historical loss factor on construction loans, increases in required specific reserves associated with impaired loans as well as an increase in commercial real estate loans. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:
•	Construction loans: The outstanding loan balance of construction loans at September 30, 2011 is $54.5 million. A major factor in nonaccrual loans is one large construction loan. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $460.3 million at September 30, 2011. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $171.2 million, at September 30, 2011. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $44.5 million at September 30, 2011. These are considered higher risk loans

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
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Allowance for loan losses, beginning of period	$15,915	$14,350	$14,053	$12,373
Loans charged off	(1,283)	(1,891)	(2,252)	(3,174)
Recoveries on loans previously charged-off	170	168	601	403

Net charge-offs	(1,113)	(1,723)	(1,651)	(2,771)
Provision charged to expense	1,200	1,200	3,600	4,225

Allowance for loan losses, end of period	$16,002	$13,827	$16,002	$13,827

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccruing loans	$6,103	$8,068
Loans past due 90 days or more and still accruing	$38	$50
Other real estate owned	$1,300	$—
Nonaccruing loans as a percentage of total loans	0.64%	0.89%
Accruing troubled debt restructures	$3,909	$1,248
Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.
Cash and Cash Equivalents
Cash and cash equivalents remained relatively stable during the third quarter of 2011.
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
Securities Available-for-Sale (at Fair Value)

	September 30, 2011	December 31, 2010
	(In thousands)
U.S. Treasury	$2,013	$2,005
U.S. Government Sponsored Enterprises	243,277	175,663
Small Business Administration	8,999	9,732
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	990,327	680,898
Privately Issued Residential Mortgage-backed Securities	3,420	3,968
Privately Issued Commercial Mortgage-backed Securities	—	287
Obligations issued by States and Political Subdivisions	20,177	34,074
Other Debt Securities	12,576	2,253
Equity Securities	486	511

Total Securities Available—for-Sale	$1,281,275	$909,391

During the first nine months of 2011 the Company capitalized on favorable market conditions and realized $1,245,000 of gains on sales of investments. The sales of investments represented eleven U.S. Government Sponsored Enterprise bonds totaling $43.1 million.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.
Securities Held-to-Maturity (at Amortized Cost)

	September 30, 2011	December 31, 2010
	(In thousands)
U.S. Government Sponsored Enterprises	$14,991	$84,534
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	119,198	145,582

Total Securities Held-to-Maturity	$134,189	$230,116

At September 30, 2011 and December 31, 2010, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.
Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Available-for-Sale
The securities available-for-sale portfolio totaled $1.3 billion at September 30, 2011, an increase of 40.9% from December 31, 2010. Purchases of securities available-for-sale totaled $955.7 million for the nine months ended September 30, 2011. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.2 years.
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
Securities available-for-sale totaling $17.9 million, or 0.67% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.
Securities Held-to-Maturity
The securities held-to-maturity portfolio totaled $134.2 million on September 30, 2011, a decrease of 41.7% from the total on December 31, 2010. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.4 years.
Federal Home Loan Bank of Boston Stock
The Company owns Federal Home Loan Bank of Boston (“FHLBB”) stock which is considered a restricted equity security. As a voluntary member of the FHLBB, the Company is required to invest in stock of the FHLBB in an amount equal to 4.5% of its outstanding advances from the FHLBB. Stock is purchased at par value. As and when such stock is redeemed, the Company would receive from the FHLBB an amount equal to the par value of the stock. At its discretion, the FHLBB may declare dividends on the stock. On April 10, 2009, the FHLBB reiterated to its members that, while it currently meets all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility, and accordingly, has suspended its quarterly dividend and has extended the moratorium on excess stock repurchases. It also announced that it had taken a write-down of $381.7 million in other-than-temporary impairment charges on its private-label mortgage-backed securities for the year ended December 31, 2008. This resulted in a net loss of $115.8 million. For the year ended December 31, 2009, the FHLBB reported a net loss of $186.8 million resulting from the recognition of $444.1 million of impairment losses which were recognized through income. For the year ended December 31, 2010, the FHLBB reported net income of $106.6 million. For the nine months ended September 30, 2011, the FHLBB reported net income of $94.9 million. The FHLBB also declared a dividend equal to an annual yield of 0.30%. The FHLBB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011. In the future, if additional unrealized losses are deemed to be other-than-temporary, the associated impairment charges could exceed the FHLBB’s current level of retained earnings and possibly put into question whether the fair value of the FHLBB stock owned by the Company is less than par value. The FHLBB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity. Despite these negative trends, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency. The FHLBB has the capacity to issue additional debt if necessary to raise cash. If needed, the FHLBB also has the ability to secure funding available to U.S. Government Sponsored Enterprises through the U.S. Treasury. Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no other-than-temporary impairment related to the carrying amount of the Company’s FHLBB stock as of September 30, 2011. The Company will continue to monitor its investment in FHLBB stock.
Deposits and Borrowed Funds
On September 30, 2011, deposits totaled $2.1 billion, representing a 10.7% increase from December 31, 2010. Total deposits increased primarily as a result of increases in time deposits, money market, savings and NOW and demand deposit accounts. Savings and NOW, money market and time deposits increased as the Company continued to offer attractive rates for these types of deposits during the first nine months of the year. Borrowed funds totaled $326.2 million compared to $330.7 million at December 31, 2010. Borrowed funds decreased mainly as a result of matured term borrowings from the FHLB.
Stockholders’ Equity
At September 30, 2011, total equity was $163.1 million compared to $145.0 million at December 31, 2010. The Company’s equity increased primarily as a result of earnings and other comprehensive income, net of taxes, offset somewhat by dividends paid. The Company’s leverage ratio stood at 7.02% at September 30, 2011, compared to 7.13% at September 30, 2010. This decline in the leverage ratio is due to an increase in assets, offset by an increase in stockholders’ equity. The Company’s Tier 1 capital-to-risk assets and total capital-to-risk assets stood at 14.82% and 16.07%, respectively, at September 30, 2011. Book value as of September 30, 2011 was $29.43 per share.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2011			September 30, 2010
			( In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$960,341	$13,770	5.69%	$871,471	$13,169	6.00%
Securities available-for-sale(5):
Taxable	1,114,498	5,997	2.15	768,231	4,534	2.36
Tax-exempt	18,610	68	1.46	35,796	126	1.41
Securities held-to-maturity:
Taxable	155,857	1,304	3.35	210,984	1,645	3.12
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	304,852	262	0.34	420,903	465	0.43

Total interest-earning assets	2,554,158	21,401	3.34%	2,307,385	19,939	3.44%
Non interest-earning assets	163,964			159,210
Allowance for loan losses	(16,503)			(13,920)

Total assets	$2,701,619			$2,452,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$477,829	$390	0.32%	$464,267	$610	0.52%
Savings accounts	262,818	193	0.29	275,797	330	0.47
Money market accounts	586,284	636	0.43	546,031	876	0.64
Time deposits	521,962	2,512	1.91	370,606	2,162	2.32

Total interest-bearing deposits	1,848,893	3,731	0.80	1,656,701	3,978	0.95
Securities sold under agreements to repurchase	118,145	82	0.28	122,028	116	0.38
Other borrowed funds and subordinated debentures	202,599	1,987	3.89	191,584	1,946	4.03

Total interest-bearing liabilities	2,169,637	5,800	1.06%	1,970,313	6,040	1.22%

Non interest-bearing liabilities Demand deposits	342,624			305,912
Other liabilities	29,866			31,546

Total liabilities	2,542,127			2,307,771

Stockholders’ equity	159,492			144,904
Total liabilities & stockholders’ equity	$2,701,619			$2,452,675

Net interest income on a fully taxable equivalent basis		15,601			13,899
Less taxable equivalent adjustment		(1,763)			(1,311)

Net interest income		$13,838			$12,588

Net interest spread (3)			2.28%			2.22%

Net interest margin (4)			2.42%			2.39%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2011			September 30, 2010
			( In thousands)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate	Balance	Interest(1)	Rate
ASSETS
Interest-earning assets:
Loans(2)	$946,905	$41,052	5.79%	$875,759	$39,614	6.04%
Securities available-for-sale(5):
Taxable	1,015,393	16,943	2.22	730,392	14,313	2.61
Tax-exempt	23,062	244	1.41	32,130	485	2.01
Securities held-to-maturity:
Taxable	189,100	4,595	3.24	219,137	5,501	3.35
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	305,717	967	0.42	391,527	1,246	0.42

Total interest-earning assets	2,480,177	63,801	3.43%	2,248,945	61,159	3.63%
Non interest-earning assets	157,061			155,395
Allowance for loan losses	(15,517)			(13,545)

Total assets	$2,621,721			$2,390,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$474,432	$1,371	0.39%	$420,217	$1,975	0.63%
Savings accounts	253,806	652	0.34	272,840	1,279	0.63
Money market accounts	575,785	2,109	0.49	550,412	3,189	0.77
Time deposits	489,808	7,285	1.99	344,036	5,746	2.23

Total interest-bearing deposits	1,793,831	11,417	0.85	1,587,505	12,189	1.03
Securities sold under agreements to repurchase	121,750	290	0.32	138,263	466	0.45
Other borrowed funds and subordinated debentures	202,720	5,826	3.84	201,976	6,351	4.20

Total interest-bearing liabilities	2,118,300	17,533	1.11%	1,927,744	19,006	1.32%

Non interest-bearing liabilities
Demand deposits	321,340			291,210
Other liabilities	29,160			30,922

Total liabilities	2,468,801			2,249,876

Stockholders’ equity	159,920			140,919
Total liabilities & stockholders’ equity	$2,621,721			$2,390,795

Net interest income on a fully taxable equivalent basis		46,268			42,153
Less taxable equivalent adjustment		(4,988)			(3,698)

Net interest income		$41,280			$38,455

Net interest spread (3)			2.32%			2.31%

Net interest margin (4)			2.49%			2.51%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Compared with			Compared with
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Increase/(Decrease)			Increase/(Decrease)
		Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
		(in thousands)			(in thousands)
Interest income:
Loans	$1,297	$(696)	$601	$3,128	(1,690)	$1,438
Securities available-for-sale
Taxable	1,893	(430)	1,463	4,984	(2,354)	2,630
Tax-exempt	(63)	5	(58)	(117)	(124)	(241)
Securities held-to-maturity
Taxable	(454)	113	(341)	(734)	(172)	(906)
Interest-bearing deposits in other banks	(112)	(91)	(203)	(271)	(8)	(279)

Total interest income	2,561	(1,099)	1,462	6,990	(4,348)	2,642

Interest expense:
Deposits:
NOW accounts	17	(237)	(220)	230	(834)	(604)
Savings accounts	(15)	(122)	(137)	(84)	(543)	(627)
Money market accounts	61	(301)	(240)	141	(1,221)	(1,080)
Time deposits	775	(425)	350	2,223	(684)	1,539

Total interest-bearing deposits	838	(1,085)	(247)	2,510	(3,282)	(772)
Securities sold under agreements to repurchase	(4)	(30)	(34)	(51)	(125)	(176)
Other borrowed funds and subordinated debentures	109	(68)	41	23	(548)	(525)

Total interest expense	943	(1,183)	(240)	2,482	(3,955)	(1,473)

Change in net interest income	$1,618	$84	$1,702	$4,508	$(393)	$4,115

Net Interest Income

For the three months ended September 30, 2011, net interest income on a fully taxable equivalent basis totaled $15.6 million compared to $13.9 million for the same period in 2010, an increase of $1.7 million or 12.2%. This increase in net interest income for the period is due to a 10.7% increase in the average balances of earning assets, combined with a similar increase in deposits, as well as an increase in the net interest margin. The net interest margin increased from 2.39% on a fully taxable equivalent basis in 2010 to 2.42% on the same basis for 2011.

For the nine months ended September 30, 2011, net interest income on a fully taxable equivalent basis totaled $46.3 million compared to $42.2 million for the same period in 2010, an increase of $4.1 million or 9.8%. This increase in net interest income for the period is due to a 10.3% increase in the average balances of earning assets, combined with a similar increase in deposits, offset somewhat by a decrease in the net interest margin. The net interest margin decreased from 2.51% on a fully taxable equivalent basis in 2010 to 2.49% on the same basis for 2011.

Provision for Loan Losses

For the three months ended September 30, 2011, the loan loss provision was $1.2 million compared to a provision of $1.2 million for the same period last year. For the nine months ended September 30, 2011, the loan loss provision was $3.6 million compared to a provision of $4.2 million for the same period last year for a decrease of $625,000. The decrease in the provision for the nine months ended period was primarily due to decreased provisions related to nonaccrual loans. The level of the allowance for loan losses to total loans increased from 1.55% at December 31, 2010 to 1.68% at September 30, 2011. The increase was primarily the result of decreased levels of charge-offs, an increase in the historical loss factor on construction loans, and an increase in required specific reserves associated with impaired loans.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2011 increased by $1.1 million to $4.5 million from $3.4 million for the same period last year. There was an increase in the gain on sales of investments of $883,000. There was also an increase in other income of $267,000 primarily as a result of a gain on the sale of one nonaccrual loan. There was also an increase in service charges on deposit accounts of $28,000 which was mainly attributable to an increase in overdraft and debit card fees. Lockbox fees decreased by $87,000 as a result of decreased customer volume.

Other operating income for the nine months ended September 30, 2011 increased by $103,000 to $11.9 million from $11.8 million for the same period last year. There was an increase from the sale of investments of $218,000.There was a decrease in service charges on deposit accounts of $24,000 which was mainly attributable to a decrease in service charges on business accounts. Lockbox fees decreased by $64,000 as a result of decreased customer volume. Other income decreased slightly by $27,000 mainly as a result of decreases in the growth of cash surrender values on life insurance policies offset by an increase in brokerage commissions as well as a gain on the sale of mortgages and a gain on the sale of one nonaccrual loan. The income related to cash surrender values decreased mainly as a result of additional earnings as a result of certain policies reaching their twenty year anniversary during the first quarter of 2010.

For the quarter ended September 30, 2011, operating expenses increased by $742,000 or 6.6% to $12.1 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $513,000 in salaries and employee benefits, $325,000 in other expenses and $276,000 occupancy and equipment expenses. This was offset somewhat by a decrease of $372,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of merit increases and increased staffing levels. Occupancy and equipment increased mainly as a result of costs associated with the Newton Centre branch opening during the second quarter of 2011. Other expenses increased mainly as a result of increases in marketing related expenses and legal expenses. FDIC assessments decreased mainly as a result of a decrease in the assessment rate.

For the nine months ended September 30, 2011, operating expenses increased by $563,000 or 1.6% to $36.0 million, from the same period last year. The increase in operating expenses for the nine months ended was mainly attributable to an increase of $329,000 in salaries and employee benefits, $445,000 in occupancy and equipment expenses and $352,000 in other expenses. This was offset somewhat by a decrease of $563,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of merit increases and increased staffing levels, this was offset somewhat as a result of a $916,000 charge for payments due to a former Co-CEO, in accordance with his separation agreement during the second quarter of 2010. Occupancy and equipment expenses increased mainly as a result of costs associated with the Newton Centre branch opening during the second quarter of 2011 as well as full period costs associated with opening the Coolidge Corner branch during the second quarter of 2010. Other expenses increased mainly as a result of increases in marketing related expenses and legal expenses. FDIC assessments decreased mainly as a result of a decrease in the assessment rate.

Income Taxes

For the third quarter of 2011, the Company’s income tax expense totaled $504,000 on pretax income of $5.1 million resulting in an effective tax rate of 9.9%. For last year’s corresponding quarter, the Company’s income tax expense totaled $220,000 on pretax income of $3.5 million resulting in an effective tax rate of 6.3%. For the nine months ended September 30, 2011, the Company’s income tax expense totaled $1.0 million on pretax income of $13.5 million resulting in an effective tax rate of 7.5%. For last year’s corresponding period, the Company’s income tax expense totaled $879,000 on pretax income of $10.5 million resulting in an effective tax rate of 8.3%. The effective income tax rate increased for the current quarter mainly as a result of an increase in taxable income. The effective income tax rate decreased for the nine months ended mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the same period last year.
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
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2011 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
July 1 — July 31, 2011	—	$—	—	300,000
August 1 — August 31, 2011	—	$—	—	300,000
September 1 — September 30, 2011	—	$—	—	300,000

(1)	On July 12, 2011, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities — None

Item 5	Other Information — None

Item 6	Exhibits

31.1		Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2		Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1	+	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*		XBRL Instance Document.

101.SCH*		XBRL Taxonomy Extension Schema.

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*		XBRL Taxonomy Extension Label Linkbase.

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*		XBRL Taxonomy Definition Linkbase.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2011	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)