Form 10-K
period 2011-12-31
CENTURY BANCORP INC
filed 2012-03-13
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2011 was $94,674,012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2012:

Class A Common Stock, $1.00 par value 3,551,542 Shares

Class B Common Stock, $1.00 par value 1,994,380 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2011 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2011, the Company had total assets of $2.7 billion. Currently, the Company operates 24 banking offices in 17 cities and towns in Massachusetts, ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with 188 (54%) of the 351 cities and towns in Massachusetts.

Availability of Company Filings

Under the Securities Exchange Act of 1934, Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files with the SEC its periodic and current reports, as well as other filings it makes with the SEC from time to time. The SEC maintains an Internet site that contains reports and other information regarding issuers, including the Company, that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and additional shareholder information are available free of charge on the Company’s website: www.centurybank.com.

Employees

As of December 31, 2011, the Company had 317 full-time and 88 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extends unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

Deposit Insurance Premiums

The Bank’s deposits have the benefit of FDIC insurance up to applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of assets that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

The Bank was also a participant in the Temporary Liquidity Guarantee Program as discussed within the Management’s Discussion and Analysis of Results of Operations and Financial Condition under Recent Market Developments.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $4.3 million as of December 31, 2011. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

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

The risk factors that may affect the Company’s performance and results of operations include the following:

(i)  the Company’s business is dependent upon general economic conditions in Massachusetts. The national and local economies may adversely affect the Company’s performance and results of operations;

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

(iv)  at December 31, 2011, approximately 57.9% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)  at December 31, 2011, approximately 35.6% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii)  writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2011, our goodwill and other identifiable intangible assets were approximately $2.8 million;

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 23 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2012 to 2026. The Company believes that its banking offices are in good condition.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2010 is shown on page 11. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1 — October 31, 2011	—	—	—	300,000
November 1 — November 30, 2011	—	—	—	300,000
December 1 — December 31, 2011	—	—	—	300,000

(1)	On July 12, 2011, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

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

(b) Approximate number of equity security holders as of December 31, 2011:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	1,335
Class B Common Stock	58

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
2011
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

(d)  The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2011:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	36,062	$28.90	223,084
Equity compensation plans not approved by security holders	—	—	—

Total	36,062	$28.90	223,084

(e)  The performance graph information required herein is shown on page 10.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 9 and 10.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 11 through 33.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 30.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 34 through 80.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no significant changes in its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting. Management’s report on internal control over financial reporting is shown on page 83. The audit report of the registered public accounting firm is shown on page 82.

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2011	2010	2009	2008	2007
	(Dollars in thousands, except share data)
FOR THE YEAR
Interest income	$78,065	$76,583	$79,600	$80,693	$83,008
Interest expense	22,766	24,817	31,723	35,914	43,805

Net interest income	55,299	51,766	47,877	44,779	39,203
Provision for loan losses	4,550	5,575	6,625	4,425	1,500

Net interest income after provision for loan losses	50,749	46,191	41,252	40,354	37,703
Other operating income	16,240	15,999	16,470	13,975	13,948
Operating expenses	48,742	47,372	46,379	43,028	40,255

Income before income taxes	18,247	14,818	11,343	11,301	11,396
Provision for income taxes	1,554	1,244	1,183	2,255	3,532

Net income	$16,693	$13,574	$10,160	$9,046	$7,864

Average shares outstanding, basic	5,540,644	5,533,506	5,532,249	5,541,983	5,542,461
Average shares outstanding, diluted	5,541,794	5,535,742	5,534,340	5,543,702	5,546,707
Shares outstanding at year-end	5,542,697	5,540,247	5,530,297	5,538,407	5,543,804
Earnings per share:
Basic	$3.01	$2.45	$1.84	$1.63	$1.42
Diluted	$3.01	$2.45	$1.84	$1.63	$1.42
Dividend payout ratio	13.1%	16.0%	21.4%	24.0%	27.6%
AT YEAR-END
Assets	$2,743,225	$2,441,684	$2,254,035	$1,801,566	$1,680,281
Loans	984,492	906,164	877,125	836,065	726,251
Deposits	2,124,584	1,902,023	1,701,987	1,265,527	1,130,061
Stockholders’ equity	160,649	145,025	132,730	120,503	118,806
Book value per share	$28.98	$26.18	$24.00	$21.76	$21.43
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.63%	0.56%	0.50%	0.54%	0.49%
Return on average stockholders’ equity	10.72%	9.52%	7.98%	7.43%	7.05%
Net interest margin, taxable equivalent	2.48%	2.52%	2.69%	3.00%	2.65%
Net charge-offs as a percent of average loans	0.21%	0.44%	0.63%	0.38%	0.22%
Average stockholders’ equity to average assets	5.88%	5.93%	6.26%	7.23%	6.97%
Efficiency ratio	62.2%	65.0%	68.5%	70.6%	77.5%

	2011, Quarter Ended
Per Share Data	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$28.80	$28.91	$27.80	$28.38
Low	20.50	21.96	23.25	24.75
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

	2010, Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$27.39	$24.00	$23.22	$23.60
Low	22.54	19.40	16.77	18.65
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2006 to December 31, 2011 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2006 at:	2007	2008	2009	2010	2011
Century Bancorp, Inc.	$75.47	$60.62	$87.05	$108.12	$116.09
NASDAQ Banks	79.26	57.79	48.42	57.29	51.19
NASDAQ U.S.	108.47	66.35	95.38	113.19	113.81

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2006 and that all dividends were reinvested.

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

RECENT MARKET DEVELOPMENTS

The financial services industry continues to face unprecedented challenges in the aftermath of the recent national and global economic crisis. Since June 2009, the U.S. economy has been recovering from the most severe recession and financial crisis since the Great Depression. There have been some improvements in private-sector employment, industrial production and U.S. exports; nevertheless, the pace of economic recovery has been extremely slow. The housing markets continue to be depressed. Financial markets have improved since the depths of the crisis but are still unsettled and volatile. Investors have pulled back from risky assets. Lower equity prices and wider spreads on corporate bonds and other debt instruments and greater pressures on financial institutions have resulted. At the same time, heightened demand for safe assets has put downward pressure on yields. There is continued concern about the U.S. economic outlook and the potential effects of the continued crisis in the European financial markets.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extends unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $4.3 million as of December 31, 2011. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

On September 30, 2011, the Massachusetts Department of Revenue issued a draft directive prohibiting a corporation from pledging more than 50 percent of security corporation stock it owns to secure a borrowing, effective for tax years beginning on or after October 2012. Century Bank currently utilizes the stock of two of its security corporations to secure Federal Home Loan Bank of Boston (“FHLBB”) advances. Should this draft directive become effective, Century Bank would have fewer assets available to secure FHLBB advances, or would have a higher tax rate if it chose to utilize security corporations to a lesser extent.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2011, the Company had total assets of $2.7 billion. Currently, the Company operates 24 banking offices in 17 cities and towns in Massachusetts, ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with 188 (54%) of the 351 cities and towns in Massachusetts.

The Company had net income of $16,693,000 for the year ended December 31, 2011, compared with net income of $13,574,000 for the year ended December 31, 2010, and net income of $10,160,000 for the year ended December 31, 2009. Diluted earnings per share were $3.01 in 2011, compared to $2.45 in 2010 and $1.84 in 2009.

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

The primary factor accounting for the general increase in the net interest margin for 2009 was pricing discipline. The primary factor accounting for the general decrease in the net interest margin for 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower-yield short-term investments. During the third quarter, management stabilized the net interest margin by continuing to lower cost of funds and by deploying excess liquidity through expansion of the investment portfolio.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

Historical U.S. Treasury Yield Curve

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. Since December 31, 2009, longer-term rates have declined resulting in a flatter yield curve.

During 2011, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. During 2011, 2010 and 2009, the U.S. economy experienced a lower short-term rate environment. The lower short-term rates negatively impacted the net interest margin for 2011, 2010 and 2009 as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits.

Total assets were $2,743,225,000 at December 31, 2011, an increase of 12.3% from total assets of $2,441,684,000 on December 31, 2010.

On December 31, 2011, stockholders’ equity totaled $160,649,000, compared with $145,025,000 on December 31, 2010. Book value per share increased to $28.98 at December 31, 2011, from $26.18 on December 31, 2010.

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

The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Specific allowances for loan losses entail the assignment of allowance amounts to individual loans on the basis of loan impairment. The formula allowance and specific allowances also include management’s evaluation of various conditions, including business and economic conditions, delinquency trends, charge-off experience and other quality factors. Further information regarding the Company’s methodology for assessing the appropriateness of the allowance is contained within Note 1 of the “Notes to Consolidated Financial Statements.”

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

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2011 totaled $1,258,676,000 and included gross unrealized gains of $16,842,000 and gross unrealized losses of $3,138,000. A year earlier, securities available-for-sale were $909,391,000 including gross unrealized gains of $12,450,000 and gross unrealized losses of $6,615,000. In 2011, the Company recognized gains of $1,940,000 on the sale of available-for-sale securities. In 2010 and 2009, the Company recognized gains of $1,851,000 and $2,734,000, respectively.

Securities which management intends to hold until maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2011 are carried at their amortized cost of $179,368,000 and exclude gross unrealized gains of $5,471,000 and gross unrealized losses of $17,000. A year earlier, securities held-to-maturity totaled $230,116,000, excluding gross unrealized gains of $5,394,000 and gross unrealized losses of $1,986,000.

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2011		2010		2009
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
U.S. Treasury	$2,012	0.2%	$2,005	0.2%	$2,003	0.3%
U.S. Government Sponsored Enterprises	174,957	13.9%	175,663	19.3%	192,364	29.7%
SBA Backed Securities	8,801	0.7%	9,732	1.1%	—	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,035,838	82.3%	680,898	74.9%	418,512	64.6%
Privately Issued Residential Mortgage-Backed Securities	3,198	0.3%	3,968	0.4%	4,910	0.8%
Privately Issued Commercial Mortgage-Backed Securities	—	0.0%	287	0.1%	544	0.1%
Obligations Issued by States and Political Subdivisions	20,642	1.6%	34,074	3.7%	26,289	4.1%
Other Debt Securities	12,610	1.0%	2,253	0.2%	2,259	0.3%
Equity Securities	618	0.0%	511	0.1%	915	0.1%

Total	$1,258,676	100.0%	$909,391	100.0%	$647,796	100.0%

Included in Obligations Issued by States and Political Subdivisions as of December 31, 2011, is $3,724,000 of an auction rate municipal obligation (“ARS”) with an unrealized loss of $957,000. This debt security was issued by a governmental entity but is not a debt obligation of the issuing entity. This ARS is the obligation of a large nonprofit entity. This obligation is a variable rate security with long-term maturity whose interest rate is set periodically through an auction process for ARS. As the auctions have not attracted sufficient bidders, the interest rate adjusts to the default rate defined in the obligation’s underlying documents. Although many of these issuers have bond insurance, the Company purchased the security based on the creditworthiness of the underlying obligor.

In the case of a failed auction, the Company may not have access to funds as only a limited market exists for the failed ARS. As of December 31, 2011, the Company’s ARS was purchased subsequent to its failure with a fair value of $3,724,000 and an amortized cost of $4,681,000.

As of December 31, 2011, the weighted average taxable equivalent yield on this security was 0.31%.

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology include establishing internal controls to determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Securities available-for-sale totaling $18,914,000, or 0.69% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2011		2010		2009
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$26,979	15.0%	$84,534	36.7%	$69,555	32.0%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	152,389	85.0%	145,582	63.3%	148,088	68.0%

Total	$179,368	100.0%	$230,116	100.0%	$217,643	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2011. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$2,012	0.2%	0.67%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	52,357	4.2%	0.95%	122,600	9.7%	2.40%	—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	1,706	0.1%	0.70%	1,517	0.1%	0.92%	5,578	0.4%	0.91%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	65,380	5.2%	3.02%	907,264	72.1%	1.95%	53,838	4.3%	1.92%	9,356	0.7%	3.20%
Privately Issued Residential Mortgage- Backed Securities	—	0.0%	0.00%	—	0.0%	0.00%	3,198	0.3%	2.94%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	15,128	1.2%	1.32%	1,789	0.1%	2.82%	—	0.0%	0.00%	3,725	0.3%	0.31%
Other Debt Securities	100	0.0%	1.25%	700	0.1%	1.57%	10,342	0.8%	4.00%	—	0.0%	0.00%
Equity Securities	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%

Total	$80,608	6.4%	2.70%	$965,828	76.8%	1.89%	$191,495	15.2%	2.35%	$18,659	1.4%	1.94%

	Non- Maturing	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$2,012	0.2%	0.67%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	174,957	13.9%	1.97%
SBA Backed Securities	—	0.0%	0.00%	8,801	0.7%	0.87%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	1,035,838	82.3%	2.03%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	3,198	0.3%	2.94%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	20,642	1.6%	1.19%
Other Debt Securities	1,468	0.1%	4.63%	12,610	1.0%	3.92%
Equity Securities	618	0.1%	1.26%	618	0.0%	1.26%

Total	$2,086	0.2%	3.63%	$1,258,676	100.0%	2.02%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$—	0.0%	0.00%	$—	0.0%	0.00%	$26,979	15.0%	1.60%	$—	0.0%	0.00%	$26,979	15.0%	1.60%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	7,133	4.0%	4.00%	128,398	71.6%	3.35%	16,573	9.2%	2.77%	285	0.2%	2.89%	152,389	85.0%	3.32%

Total	$7,133	4.0%	4.00%	$128,398	71.6%	3.35%	$43,552	24.2%	2.05%	$285	0.2%	2.89%	$179,368	100.0%	3.06%

At December 31, 2011 and 2010, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2011, sales of securities totaling $75,615,000 in gross proceeds resulted in a net realized gain of $1,940,000. There were no sales of state, county or municipal securities during 2011 and 2010. In 2010, sales of securities totaling $41,251,000 in gross proceeds resulted in net realized gains of $1,851,000. In 2009, sales of securities totaling $94,142,000 in gross proceeds resulted in net realized gains of $2,734.000.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	2011		2010		2009		2008		2007
December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Construction and land development	$56,819	5.7%	$53,583	5.9%	$60,349	6.9%	$59,511	7.1%	$62,412	8.6%
Commercial and industrial	82,404	8.4%	90,654	10.0%	141,061	16.1%	141,373	16.9%	117,332	16.2%
Commercial real estate	487,495	49.5%	433,337	47.8%	361,823	41.2%	332,325	39.8%	299,920	41.3%
Residential real estate	239,307	24.3%	207,787	22.9%	188,096	21.4%	194,644	23.3%	168,204	23.2%
Consumer	6,197	0.6%	5,957	0.7%	7,105	0.8%	8,246	1.0%	8,359	1.1%
Home equity	110,786	11.3%	114,209	12.6%	118,076	13.5%	98,954	11.8%	68,585	9.4%
Overdrafts	1,484	0.2%	637	0.1%	615	0.1%	1,012	0.1%	1,439	0.2%

Total	$984,492	100.0%	$906,164	100.0%	$877,125	100.0%	$836,065	100.0%	$726,251	100.0%

At December 31, 2011, 2010, 2009, 2008 and 2007, loans were carried net of discounts of $550,000, $598,000, $645,000, $692,000 and $3,000, respectively. Net deferred loan fees of $666,000, $186,000, $71,000, $81,000 and $38,000 were carried in 2011, 2010, 2009, 2008 and 2007, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2011. The table excludes loans secured by 1–4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2011

	One Year or Less	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Construction and land development	$11,702	$110	$45,007	$56,819
Commercial and industrial	32,111	25,993	24,300	82,404
Commercial real estate	23,770	142,754	320,971	487,495

Total	$67,583	$168,857	$390,278	$626,718

The following table indicates the rate variability of the above loans due after one year.

December 31, 2011	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Predetermined interest rates	$102,209	$110,971	$213,180
Floating or adjustable interest rates	66,648	279,307	345,955

Total	$168,857	$390,278	$559,135

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

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $12,269,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

The other category of residential real estate loans is mostly 1–4 family residential properties located in the Bank’s market area. General underwriting criteria are largely the same as those used by Fannie Mae. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a “First Time Homebuyer” product to encourage new home ownership. Residential real estate loan volume has increased and remains a core consumer product. The economic environment impacts the risks associated with this category.

Home equity loans are extended as both first and second mortgages on owner-occupied residential properties in the Bank’s market area. Loans are underwritten to a maximum loan to property value of 75%.

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2011, the Company was obligated to advance a total of $16,819,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2011	2010	2009	2008	2007
	(Dollars in thousands)
Total nonperforming loans	$5,827	$8,068	$12,311	$3,661	$1,312
Other real estate owned	1,182	—	—	—	452

Total nonperforming assets	$7,009	$8,068	$12,311	$3,661	$1,764

Accruing troubled debt restructured loans	$4,634	$1,248	$521	$—	$—
Loans past due 90 and still accruing	18	50	—	89	122
Nonperforming loans as a percent of gross loans	0.59%	0.89%	1.40%	0.44%	0.18%

Nonperforming assets as a percent of total assets	0.26%	0.33%	0.55%	0.20%	0.10%

The composition of impaired loans at December 31, is as follows:

	2011	2010	2009	2008	2007
Residential real estate, multi-family	$516	$—	$—	$194	$—
Commercial real estate	4,561	2,492	4,260	1,175	—
Construction and land development	1,500	4,000	4,900	—	—
Commercial and industrial	1,525	1,471	1,356	1,329	196

Total impaired loans	$8,102	$7,963	$10,516	$2,698	$196

At December 31, 2011, 2010, 2009, 2008 and 2007, impaired loans had specific reserves of $741,000, $317,000, $745,000, $600,000 and $75,000 respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $18,220,000, $983,000, $1,127,000, $768,000 and $559,000 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Additionally, the Company services mortgage loans sold to others with limited recourse. The outstanding balance of these loans with limited recourse was approximately $24,000, $36,000, $47,000, $56,000 and $65,000 at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The Company had $3,389,000 of loans held for sale at December 31, 2011.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset (“MSA”) is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets and are amortized in proportion to, and over the period of estimated net servicing income and are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $123,000 at December 31, 2011 and $0 for December 31, 2007, through December 31, 2010.

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

Nonaccrual loans decreased during 2011, primarily as a result of $1,200,000 in charge-offs from two construction loans as well as the subsequent foreclosure of $1,300,000 of one of the construction loans.

Nonaccrual loans decreased during 2010, primarily as a result of resolution of a $2,479,000 commercial real estate loan as well as $900,000 in charge-offs from two construction loans during 2010. Nonaccrual loans increased from 2008 to 2009, primarily as a result of three loan relationships, one primarily commercial real estate and two construction totaling $7,379,000. Nonaccrual loans increased from 2007 to 2008, primarily as a result of eight consumer mortgages totaling $1,649,000.

The Company continues to monitor closely $20,906,000 and $32,905,000 at December 31, 2011 and 2010, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2011, although such values may fluctuate with changes in the economy and the real estate market.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2011	2010	2009	2008	2007
	(Dollars in thousands)
Year-end loans outstanding (net of unearned discount and deferred loan fees)	$984,492	$906,164	$877,125	$836,065	$726,251

Average loans outstanding (net of unearned discount and deferred loan fees)	$948,883	$877,858	$853,422	$775,337	$725,903

Balance of allowance for loan losses at the beginning of year	$14,053	$12,373	$11,119	$9,633	$9,713

Loans charged-off:
Commercial	676	1,559	1,498	2,869	1,828
Construction	1,200	900	3,639	15	—
Commercial real estate	—	922	—	—	—
Residential real estate	341	515	490	—	—
Consumer	607	547	443	489	311

Total loans charged-off	2,824	4,443	6,070	3,373	2,139

Recovery of loans previously charged-off:
Commercial	293	172	352	159	268
Construction	—	—	25	—	—
Real estate	35	8	4	5	149
Consumer	467	368	318	270	142

Total recoveries of loans previously charged-off:	795	548	699	434	559

Net loan charge-offs	2,029	3,895	5,371	2,939	1,580
Provision charged to operating expense	4,550	5,575	6,625	4,425	1,500

Balance at end of year	$16,574	$14,053	$12,373	$11,119	$9,633

Ratio of net charge-offs during the year to average loans outstanding	0.21%	0.44%	0.63%	0.38%	0.22%

Ratio of allowance for loan losses to loans outstanding	1.68%	1.55%	1.41%	1.33%	1.33%

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs increased during 2007 through 2009 due to an increase in commercial loan charge-offs and construction loan charge-offs for 2009 as a result of the weakening of the overall economy and real estate market. Charge-offs declined in 2010 and 2011 as a result of the overall decrease in the level of nonaccrual loans. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased primarily as a result of an increase in the historical loss factor on construction loans, increases in specific reserves associated with impaired loans as well as an increase in commercial real estate loans.

In evaluating the allowance for loan losses, the Company considered the following categories to be higher risk:

Construction loans — The outstanding loan balance of construction loans at December 31, 2011 is $56,819,000. A major factor in nonaccrual loans is one construction loan. Based on this fact, and the general local construction conditions, the management closely monitors all construction loans and considers this type of loan to be higher risk.

Higher-balance loans — Loans greater than $1.0 million are considered “high-balance loans.” The balance of these loans is $489,114,000 at December 31, 2011, as compared to $434,829,000 at December 31, 2010. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high-balance loans. Included in high-balance loans are loans greater than $10.0 million. The balance of these loans is $189,222,000 at December 31, 2011, as compared to $124,685,000 at December 31, 2010. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

Small business loans — The outstanding loan balances of small business loans is $44,020,000 at December 31, 2011. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The allowance for loan losses is an estimate of the amount needed for an adequate reserve to absorb losses in the existing loan portfolio. This amount is determined by an evaluation of the loan portfolio, including input from an independent organization engaged to review selected larger loans, a review of loan experience and current economic conditions. Although the allowance is allocated between categories, the entire allowance is available to absorb losses attributable to all loan categories. At December 31 of each year listed below, the allowance is comprised of the following:

	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Construction and land development	$2,893	5.7%	$1,752	5.9%	$362	6.9%	$677	7.1%	$583	8.6%
Commercial and industrial	3,139	8.4	3,163	10.0	4,972	16.1	5,125	16.9	4,645	16.2
Commercial real estate	6,566	49.5	5,671	47.8	2,983	41.2	2,620	39.8	2,548	41.3
Residential real estate	1,886	24.3	1,718	22.9	1,304	21.4	778	23.3	637	23.2
Consumer and other	356	0.8	298	0.8	1,753	0.9	342	1.1	392	1.3
Home equity	704	11.3	725	12.6	761	13.5	1,527	11.8	686	9.4
Unallocated	1,030		726		238		50		142

Total	$16,574	100.0%	$14,053	100.0%	$12,373	100.0%	$11,119	100.0%	$9,633	100.0%

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Further information regarding the allocation of the allowance is contained within Note 6 of the “Notes to Consolidated Financial Statements.”

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand Deposits	$326,102	15.3%	$298,825	15.8%	$277,300	17.8%
Savings and Interest Checking	735,022	34.6%	696,232	36.7%	528,974	34.0%
Money Market	584,059	27.4%	543,432	28.7%	432,159	27.8%
Time Certificates of Deposit	484,142	22.7%	356,457	18.8%	318,412	20.4%

Total	$2,129,325	100.0%	$1,894,946	100.0%	$1,556,845	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

2011
(Dollars in thousands)
Three months or less	$58,443
Three months through six months	45,255
Six months through twelve months	55,170
Over twelve months	121,340

Total	$280,208

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $244,000,000, an increase of $23,000,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2011, was approximately $197,505,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, their interest rates and other information.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $143,320,000, an increase of $34,770,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including their interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 9.1% in 2011 to $62,081,000, compared with $56,893,000 in 2010. The increase in net interest income for 2011 was mainly due to a 10.7% increase in the average balances of earning assets, combined with a similar increase in deposits. The increased volume was partially offset by a decrease of four basis points in the net interest margin. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.48% in 2011 from 2.52% in 2010 and decreased from 2.69% in 2009.

Additional information about the decreased net interest margin is contained in the “Overview” section of this report. Also, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin. Management believes that the current yield curve environment will continue to present challenges as deposit and borrowing costs may have the potential to increase at a faster rate than corresponding asset categories.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

		2011			2010			2009
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
Year Ended December 31,	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
	(Dollars in thousands)
			ASSETS
Interest-earning assets:
Loans(2)
Taxable	$703,491	$36,772	5.23%	$711,422	$40,163	5.65%	$752,013	$43,113	5.73%
Tax-exempt	245,392	17,996	7.33%	166,436	13,193	7.93%	101,409	8,061	7.95%
Securities available-for-sale:(3)
Taxable	1,076,689	22,828	2.12	756,544	18,958	2.51	562,899	20,439	3.63
Tax-exempt	22,410	321	1.43	32,407	596	1.84	48,347	1,061	2.19
Securities held-to-maturity:
Taxable	178,659	5,816	3.26	222,154	7,158	3.22	193,520	8,093	4.18
Interest-bearing deposits in other banks	276,413	1,114	0.40	371,665	1,642	0.44	245,002	2,171	0.87

Total interest-earning assets	2,503,054	$84,847	3.39%	2,260,628	81,710	3.61%	1,903,190	82,938	4.36%
Noninterest-earning assets	158,297			155,956			143,984
Allowance for loan losses	(15,767)			(13,686)			(13,331)

Total assets	$2,645,584			$2,402,898			$2,033,843

	LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:
NOW accounts	$476,807	$1,715	0.36%	$423,693	$2,504	0.59%	$279,213	$2,396	0.86%
Savings accounts	258,215	824	0.32	272,539	1,568	0.58	249,761	2,862	1.15
Money market accounts	584,059	2,706	0.46	543,432	3,942	0.73	432,159	6,100	1.41
Time deposits	484,142	9,356	1.93	356,457	7,914	2.22	318,412	9,438	2.96

Total interest-bearing deposits	1,803,223	14,601	0.81	1,596,121	15,928	1.00	1,279,545	20,796	1.63
Securities sold under agreements to repurchase	129,137	379	0.29	133,080	573	0.43	98,635	576	0.58
Other borrowed funds and subordinated debentures	202,209	7,786	3.85	201,273	8,316	4.13	219,713	10,351	4.71

Total interest-bearing liabilities	2,134,569	22,766	1.07%	1,930,474	24,817	1.29%	1,597,893	31,723	1.99%
Noninterest-bearing liabilities
Demand deposits	326,102			298,825			277,300
Other liabilities	29,253			31,074			31,289

Total liabilities	2,489,924			2,260,373			1,906,482

Stockholders’ equity	155,660			142,525			127,361
Total liabilities and stockholders’ equity	$2,645,584			$2,402,898			$2,033,843

Net interest income on a fully taxable equivalent basis		$62,081			$56,893			$51,215

Less taxable equivalent adjustment		(6,782)			(5,127)			(3,338)

Net interest income		$55,299			$51,766			$47,877

Net interest spread			2.32%			2.32%			2.37%

Net interest margin			2.48%			2.52%			2.69%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	At amortized cost.

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

	2011 Compared with 2010			2010 Compared with 2009
		Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans
Taxable	$(443)	$(2,948)	$(3,391)	$(2,299)	$(651)	$(2,950)
Tax-exempt	5,854	(1,051)	4,803	5,155	(23)	5,132
Securities available-for-sale:
Taxable	7,117	(3,247)	3,870	5,885	(7,366)	(1,481)
Tax-exempt	(160)	(115)	(275)	(312)	(153)	(465)
Securities held-to-maturity:
Taxable	(1,415)	73	(1,342)	1,090	(2,025)	(935)
Interest-bearing deposits in other banks	(393)	(135)	(528)	822	(1,351)	(529)

Total interest income	10,560	(7,423)	3,137	10,341	(11,569)	(1,228)

Interest expense:
Deposits:
NOW accounts	284	(1,073)	(789)	999	(891)	108
Savings accounts	(79)	(665)	(744)	241	(1,535)	(1,294)
Money market accounts	276	(1,512)	(1,236)	1,306	(3,464)	(2,158)
Time deposits	2,565	(1,123)	1,442	1,036	(2,560)	(1,524)

Total interest-bearing deposits	3,046	(4,373)	(1,327)	3,582	(8,450)	(4,868)
Securities sold under agreements to repurchase	(17)	(177)	(194)	171	(174)	(3)
Other borrowed funds and subordinated debentures	40	(570)	(530)	(825)	(1,210)	(2,035)

Total interest expense	3,069	(5,120)	(2,051)	2,928	(9,834)	(6,906)

Change in net interest income	$7,491	$(2,303)	$5,188	$7,413	$(1,735)	$5,678

Average earning assets were $2,503,054,000 in 2011, an increase of $242,426,000 or 10.7% from the average in 2010, which was 18.8% higher than the average in 2009. Total average securities, including securities available-for-sale and securities held-to-maturity, were $1,277,758,000, an increase of 26.4% from the average in 2010. The increase in securities volume was mainly attributable to an increase in taxable securities. An increase in securities balances offset, somewhat, by lower securities returns resulted in higher securities income, which increased 8.4% to $28,965,000 on a fully tax equivalent basis. Total average loans increased 8.1% to $948,883,000 after increasing $24,436,000 in 2010. The primary reason for the increase in loans was due in large part to an increase in tax-exempt commercial real estate lending as well as residential first mortgage lending. The increase in loan volume offset, somewhat, by a decrease in loan rates resulted in higher loan income, which increased by 2.6% or $1,412,000 to $54,768,000. Total loan income was $51,174,000 in 2009.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 12.4%, or $234,379,000, in 2011 after increasing by 21.7%, or $338,101,000, in 2010. Deposits increased in 2011, primarily as a result of increases in demand deposits, money market, NOW and time deposit accounts. Deposits increased in 2010, primarily as a result of increases in demand deposits, savings, money market, NOW and time deposit accounts. Borrowed funds and subordinated debentures decreased by 0.9% in 2011, following an increase of 5.0% in 2010. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB increased by approximately $936,000, and average retail repurchase agreements decreased by $3,943,000 in 2011. Interest expense totaled $22,766,000 in 2011, a decrease of $2,051,000, or 8.26%, from 2010 when interest expense decreased 21.8% from 2009. The decrease in interest expense is primarily due to market decreases in deposit rates and continued deposit pricing discipline.

Provision for Loan Losses

The provision for loan losses was $4,550,000 in 2011, compared with $5,575,000 in 2010 and $6,625,000 in 2009. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses decreased during 2011 and 2010, primarily as a result of decreased provisions related to nonaccrual loans as well as management’s quantitative analysis of the loan portfolio.

The allowance for loan losses was $16,574,000 at December 31, 2011, compared with $14,053,000 at December 31, 2010. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.68% in 2011 and 1.55% in 2010. This ratio increased primarily as a result of decreased levels of charge-offs, an increase in the historical loss factor on construction loans, and an increase in required specific reserves associated with impaired loans.

Nonperforming loans, which include all nonaccruing loans, totaled $5,827,000 on December 31, 2011, compared with $8,068,000 on December 31, 2010. Nonperforming loans decreased primarily as a result of $1,200,000 in charge-offs from two construction loans as well as the subsequent foreclosure of $1,300,000 of one of the construction loans.

Other Operating Income

During 2011, the Company continued to experience positive results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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

Total other operating income in 2011 was $16,240,000, an increase of $241,000, or 1.5%, compared to 2010. This increase followed a decrease of $471,000 or 2.9% in 2010, compared to 2009. Included in other operating income are net gains on sales of securities of $1,940,000, $1,851,000 and $2,734,000 in 2011, 2010 and 2009, respectively. Service charge income, which continues to be a major area of other operating income, totaling $7,885,000 in 2011, increased $9,000 compared to 2010. This followed a decrease of $127,000 compared to 2009. Service charges on deposit accounts increased during 2011, mainly because of increases in fees collected. The increase in fees collected was mainly attributable to an increase in overdraft fees and debit card fees, which was offset, somewhat, by a decrease in fees collected from processing activities. Service charges on deposit accounts decreased during 2010 mainly because of decreases in fees collected. The decrease in fees collected was mainly attributable to a reduction in processing activity as well as a decrease in money service business activity. Lockbox revenues totaled $2,770,000, down $141,000 in 2011 following an increase of $97,000 in 2010. Other income totaled $3,204,000, up $73,000 in 2011 following an increase of $352,000 in 2010. The increase in 2011 was mainly attributable to net gains on sales of loans of $660,000. This was offset, somewhat, by a decrease of $514,000 in the growth of cash surrender values on life insurance policies, which was attributable to lower returns on life insurance policies. The increase in 2010 was mainly attributable to an increase of $378,000 in the growth of cash surrender values on life insurance policies, which was attributable to additional earnings as a result of certain policies reaching their 20-year anniversary during the first quarter of 2010.

Operating Expenses

Total operating expenses were $48,742,000 in 2011, compared to $47,372,000 in 2010 and $46,379,000 in 2009.

Salaries and employee benefits expenses increased by $1,232,000 or 4.3% in 2011, after increasing by 5.5% in 2010. The increase in 2011 was mainly attributable to increases in staff levels, merit increases in salaries and increases in health insurance costs. The increase in 2010 was mainly attributable to $916,000 due to Jonathan G. Sloane, former Co-CEO, in accordance with his separation agreement as previously announced as well as an increase in staff levels and merit increases in salaries and increases in health insurance costs.

Occupancy expense increased by $374,000, or 9.3%, in 2011, following a decrease of $67,000, or 1.6%, in 2010. The increase in 2011 was primarily attributable to an increase in rent expense, depreciation expense and building maintenance costs associated with branch expansion. The decrease in 2010 was primarily attributable to a decrease in utility and building maintenance costs offset somewhat by an increase in rent expense and real estate taxes.

Equipment expense increased by $103,000, or 4.8%, in 2011, following a decrease of $240,000, or 10.1%, in 2010. The increase in 2011 was primarily attributable to an increase in service contracts and depreciation expense. The decrease in 2010 was primarily attributable to a decrease in depreciation expense. Other operating expenses increased by $601,000 in 2011, which followed a $192,000 increase in 2010. The increase in 2011 was primarily attributable to an increase in customer expenses, other real estate owned expense and contributions offset somewhat by decreases in marketing expense. The increase in 2010 was primarily attributable to an increase in marketing expense and software maintenance offset somewhat by decreases in legal expense.

FDIC assessments decreased by $940,000, or 31.7%, in 2011, following a decrease of $371,000, or 11.1%, in 2010. FDIC assessments decreased in 2011 mainly as a result of a decrease in the assessment rate. FDIC assessments decreased in 2010 mainly as a result of a special assessment $1,000,000 during 2009, offset somewhat by an increase in the deposit base. On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment was five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Company recorded a pre-tax charge of approximately $1,000,000 in the second quarter of 2009 in connection with the special assessment.

Provision for Income Taxes

Income tax expense was $1,554,000 in 2011, $1,244,000 in 2010 and $1,183,000 in 2009. The effective tax rate was 8.5% in 2011, 8.4% in 2010 and 10.4% in 2009. The decreases in the effective tax rate for 2011 and 2010 were mainly attributable to an increase in tax-exempt interest income and tax credits as a percentage of taxable income. The federal tax rate was 34% in 2011, 2010 and 2009.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rates on net income applicable to financial institutions. The rate drops from 10.5% to 10% for tax years beginning on or after January 1, 2010, to 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012, and thereafter.

Market Risk and Asset Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)
+400	(6.2) %
+300	(4.1) %
+200	(3.1) %
+100	(2.0) %
–100	0.4%
–200	5.7%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $226,117,000 on December 31, 2011, compared with $302,470,000 on December 31, 2010. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

The sources of funds for dividends paid by the Company are dividends received from the Bank and liquid funds held by the Company. The Company and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans and advances from the Bank to the Company. Generally, the Bank has the ability to pay dividends to the Company subject to minimum regulatory capital requirements.

Capital Adequacy

Total stockholders’ equity was $160,649,000 at December 31, 2011, compared with $145,025,000 at December 31, 2010. The increase in 2011 was primarily the result of earnings and a decrease in accumulated other comprehensive loss, net of taxes, offset by dividends paid. The decrease in accumulated other comprehensive loss was mainly attributable to an increase of $4,726,000 in the net unrealized gains on the Company’s available-for-sale portfolio, net of taxes, offset by an increase of $3,667,000 in the additional pension liability, net of taxes

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 14.73% and 12.84%, respectively, and total capital-to-risk assets ratio of 15.98% and 14.09%, respectively, at December 31, 2011. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00%; and at December 31, 2011, the Company and the Bank exceeded this requirement with leverage ratios of 7.12% and 6.20%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2011.

Contractual Obligations and Commitments by Maturity (dollars in thousands)

	Payments Due — By Period
		Less Than	One to	Three to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
FHLBB advances	$244,000	$81,500	$41,000	$74,500	$47,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	30,626	2,305	4,787	5,425	18,109
Lease obligations	9,809	1,890	3,013	2,091	2,815
Customer repurchase agreements	143,320	143,320	—	—	—

Total contractual cash obligations	$463,838	$229,015	$48,800	$82,016	$104,007

	Amount of Commitment Expiring — By Period
		Less Than	One to	Three to	After Five
Other Commitments	Total	One Year	Three Years	Five Years	Years
Lines of credit	$195,181	$110,081	$16,207	$1,892	$67,001
Standby and commercial letters of credit	4,645	3,514	1,131	—	—
Other commitments	34,062	16,383	12	510	17,157

Total commitments	$233,888	$129,978	$17,350	$2,402	$84,158

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

Contract or Notional Amount	2011	2010
	(Dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$12,638	$14,635
Standby and commercial letters of credit	4,645	4,935
Unused lines of credit	195,181	169,862
Unadvanced portions of construction loans	16,819	22,337
Unadvanced portions of other loans	4,605	3,337

Commitments to originate loans, unadvanced portions of construction loans and unused letters of credit are generally agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $39,000 and $68,000 for 2011 and 2010, respectively.

Recent Accounting Developments

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the required disclosures in Note 6.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this update did not have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This Update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses are required beginning in the period of adoption of this Update. The Company adopted this Update in the second quarter of 2011. The Company has provided the disclosures required in Note 6.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in this update will be effective for interim and annual reporting periods beginning on or after December 15, 2011. The amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the consolidated statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with retrospective application required. Early application is permitted. There will be no impact on the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation. In December 2011, the FASB elected to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will implement the provisions of ASU 2011-08 as of January 1, 2012.

In September 2011, the FASB issued ASU 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires new and expanded disclosures for individually material multiemployer pension plans. The changes are effective for fiscal years ending after December 15, 2011. Early application is permitted. There will be no impact to the consolidated financial results as the Company does not participate in any multiemployer retirement plans.

CENTURY BANCORP, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(Dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$50,187	$37,215
Federal funds sold and interest-bearing deposits in other banks	157,579	151,337

Total cash and cash equivalents	207,766	188,552
Short-term investments	18,351	113,918
Securities available-for-sale, amortized cost $1,244,972 in 2011 and $903,556 in 2010 (Notes 3 and 9)	1,258,676	909,391
Securities held-to-maturity, fair value $184,822 in 2011 and $233,524 in 2010 (Notes 4 and 11)	179,368	230,116
Federal Home Loan Bank of Boston, stock at cost	15,531	15,531
Loans, net (Note 5)	984,492	906,164
Less: allowance for loan losses (Note 6)	16,574	14,053

Net loans	967,918	892,111
Bank premises and equipment (Note 7)	21,757	21,228
Accrued interest receivable	6,022	6,601
Prepaid FDIC assessments	4,335	6,129
Other assets (Notes 8 and 14)	63,501	58,107

Total assets	$2,743,225	$2,441,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$365,854	$322,002
Savings and NOW deposits	708,988	649,402
Money market accounts	616,241	513,359
Time deposits (Note 10)	433,501	417,260

Total deposits	2,124,584	1,902,023
Securities sold under agreements to repurchase (Note 11)	143,320	108,550
Other borrowed funds (Note 12)	244,143	222,118
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	34,446	27,885

Total liabilities	2,582,576	2,296,659
Commitments and contingencies (Notes 7, 16 and 17)
Stockholders’ equity (Note 13):
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,548,317 shares in 2011 and 3,528,867 shares in 2010	3,548	3,529
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,994,380 shares in 2011 and 2,011,380 shares in 2010	1,994	2,011
Additional paid-in capital	11,587	11,537
Retained earnings	146,039	131,526

	163,168	148,603
Unrealized gains on securities available-for-sale, net of taxes	8,319	3,593
Pension liability, net of taxes	(10,838)	(7,171)

Total accumulated other comprehensive loss, net of taxes (Notes 3 and 13)	(2,519)	(3,578)

Total stockholders’ equity	160,649	145,025

Total liabilities and stockholders’ equity	$2,743,225	$2,441,684

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statement of Income

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$36,772	$40,163	$43,113
Loans, non-taxable	11,324	8,271	5,086
Securities available-for-sale, taxable	22,782	18,958	20,439
Securities available-for-sale, non-taxable	211	391	698
Federal Home Loan Bank of Boston dividends	46	—	—
Securities held-to-maturity	5,816	7,158	8,093
Federal funds sold, interest-bearing deposits in other banks and short-term investments	1,114	1,642	2,171

Total interest income	78,065	76,583	79,600
INTEREST EXPENSE
Savings and NOW deposits	2,539	4,072	5,258
Money market accounts	2,706	3,942	6,100
Time deposits (Note 8)	9,356	7,914	9,438
Securities sold under agreements to repurchase	379	573	576
Other borrowed funds and subordinated debentures	7,786	8,316	10,351

Total interest expense	22,766	24,817	31,723

Net interest income	55,299	51,766	47,877
Provision for loan losses (Note 6)	4,550	5,575	6,625

Net interest income after provision for loan losses	50,749	46,191	41,252
OTHER OPERATING INCOME
Service charges on deposit accounts	7,885	7,876	8,003
Lockbox fees	2,770	2,911	2,814
Brokerage commissions	441	230	140
Net gains on sales of securities	1,940	1,851	2,734
Other income	3,204	3,131	2,779

Total other operating income	16,240	15,999	16,470
OPERATING EXPENSES
Salaries and employee benefits (Note 15)	29,630	28,398	26,919
Occupancy	4,411	4,037	4,104
Equipment	2,235	2,132	2,372
FDIC assessments	2,025	2,965	3,336
Other (Note 18)	10,441	9,840	9,648

Total operating expenses	48,742	47,372	46,379

Income before income taxes	18,247	14,818	11,343
Provision for income taxes (Note 14)	1,554	1,244	1,183

Net income	$16,693	$13,574	$10,160

SHARE DATA (Note 13)
Weighted average number of shares outstanding, basic	5,540,644	5,533,506	5,532,249
Weighted average number of shares outstanding, diluted	5,541,794	5,535,742	5,534,340
Net income per share, basic	$3.01	$2.45	$1.84
Net income per share, diluted	3.01	2.45	1.84

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Dollars in thousands except share data)
BALANCE, DECEMBER 31, 2008	$3,511	$2,027	$11,475	$112,135	$(8,645)	$120,503
Net income	—	—	—	10,160	—	10,160
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,826 in taxes and $2,734 in realized net gains	—	—	—	—	4,421	4,421
Pension liability adjustment, net of $50 in taxes	—	—	—	—	(77)	(77)

Comprehensive income						14,504
Conversion of Class B Common Stock to Class A
Common Stock, 12,570 shares	13	(13)	—	—	—	0
Stock repurchased, 8,110 shares	(8)	—	(99)	—	—	(107)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,684)	—	(1,684)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(486)	—	(486)

BALANCE, DECEMBER 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730
Net income	—	—	—	13,574	—	13,574
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $415 in taxes and $1,851 in realized net gains	—	—	—	—	(536)	(536)
Pension liability adjustment, net of $836 in taxes	—	—	—	—	1,259	1,259

Comprehensive income						14,297
Conversion of Class B Common Stock to Class A Common Stock, 3,150 shares	3	(3)	—	—	—	—
Stock options exercised, 9,950 shares	10	—	140	—	—	150
Tax benefit of stock option exercises	—	—	21	—	—	21
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,690)	—	(1,690)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(483)	—	(483)

BALANCE, DECEMBER 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	16,693	—	16,693
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $3,143 in taxes and $1,940 in realized net gains	—	—	—	—	4,726	4,726
Pension liability adjustment, net of $2,439 in taxes	—	—	—	—	(3,667)	(3,667)

Comprehensive income						17,752
Conversion of Class B Common Stock to Class A Common Stock, 17,000 shares	17	(17)	—	—	—	—
Stock options exercised, 2,450 shares	2	—	50	—	—	52
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,701)	—	(1,701)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(479)	—	(479)

BALANCE, DECEMBER 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649

See accompanying “Notes to Consolidated Financial Statements.”

CENTURY BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,693	$13,574	$10,160
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(22,664)	—	(374)
Proceeds from mortgage loans sold	19,697	—	379
Gain on sales of mortgage loans held for sale	(422)	—	(5)
Gain on sale of loans	(238)	—	—
Gain on sale of fixed assets	—	(7)	(70)
Net gains on sales of securities	(1,940)	(1,851)	(2,734)
Provision for loan losses	4,550	5,575	6,625
Deferred tax benefit	(953)	(1,546)	(2,294)
Net depreciation and amortization	5,558	4,955	6,035
Decrease (increase) in accrued interest receivable	579	(795)	917
Decrease (increase) in prepaid FDIC assessments	1,794	2,629	(8,757)
Loss (gain) on sales of other real estate owned	8	(127)	—
Writedown of other real estate owned	117	—	—
Increase in other assets	(4,456)	(1,417)	(3,822)
Increase (decrease) in other liabilities	503	(849)	2,003

Net cash provided by operating activities	18,826	20,141	8,063
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	121,106	131,762	221,628
Purchase of short-term investments	(25,539)	(227,162)	(196,332)
Proceeds from calls/maturities of securities available-for-sale	722,403	610,975	327,615
Proceeds from sales of securities available-for-sale	75,615	41,251	94,142
Purchase of securities available-for-sale	(1,140,194)	(914,944)	(566,680)
Proceeds from calls/maturities of securities held-to-maturity	119,315	154,445	94,069
Purchase of securities held-to-maturity	(68,863)	(167,442)	(128,373)
Proceeds from sales of loans	4,000	—	—
Net increase in loans	(82,793)	(33,315)	(46,385)
Proceeds from sales of other real estate owned	802	555	—
Proceeds from sales of fixed assets	—	13	100
Capital expenditures	(2,692)	(2,281)	(1,257)

Net cash used in investing activities	(276,840)	(406,143)	(201,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposit accounts	16,241	124,622	(34,234)
Net increase in demand, savings, money market and NOW deposits	206,320	75,414	470,694
Net payments for the repurchase of stock	—	—	(107)
Net proceeds from the exercise of stock options	52	150	—
Cash dividends	(2,180)	(2,173)	(2,170)
Net increase (decrease) in securities sold under agreements to repurchase	34,770	(10,195)	6,235
Net increase (decrease) in other borrowed funds	22,025	(11,906)	(4,534)

Net cash provided by financing activities	277,228	175,912	435,884

Net increase (decrease) in cash and cash equivalents	19,214	(210,090)	242,474
Cash and cash equivalents at beginning of year	188,552	398,642	156,168

Cash and cash equivalents at end of year	$207,766	$188,552	$398,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$22,799	$24,930	$32,202
Income taxes	3,109	3,580	2,858
Change in unrealized gains on securities available-for-sale, net of taxes	$4,726	$(536)	$4,421
Pension liability adjustment, net of taxes	(3,667)	1,259	(77)
Transfer of loans to other real estate owned	2,110	428	—

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

Material estimates that are susceptible to change in the near term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on independent appraisals and review of other factors, including historical charge-off rates with additional allocations based on risk factors for each category and general economic factors. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Certain reclassifications are made to prior-year amounts whenever necessary to conform with the current-year presentation.

FAIR VALUE MEASUREMENTS

In determining fair values a hierarchal disclosure framework is used associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels defined by the FASB ASC 820 hierarchy are as follows:

Level I — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

quoted prices, such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments that are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and over the counter (“OTC”) derivatives.

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

SHORT-TERM INVESTMENTS

As of December 31, 2010 and 2011, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

Premiums and discounts on investment securities are amortized or accreted into income by use of the level-yield method. If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value. The total amount of the impairment charge is recognized in earnings, with an offset for the noncredit component, which is recognized as other comprehensive income. Gains and losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the year ended December 31, 2011, the FHLBB reported preliminary net income of $159.6 million. The FHLBB also declared a dividend equal to an annual yield of 0.49%. As of December 31, 2011, no impairment has been recognized.

LOANS HELD FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

LOANS

Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become 90 days’ delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Past-due status is based on contractual terms of the loan. Loans, including impaired loans, on which the accrual of interest has been discontinued, are designated nonaccrual loans. When a loan is placed on nonaccrual, all income that has been accrued but remains unpaid is reversed against current period income, and all amortization of deferred loan costs and fees is discontinued. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. Income received on nonaccrual loans is either recorded in income or applied to the principal balance of the loan, depending on management’s evaluation as to the collectibility of principal.

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

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets, typically residential mortgages and loan participations for the Company, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

ACQUIRED LOANS

In accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”) the Company reviews acquired loans for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the acquired loans to determine if those differences are attributable, at least in part, to credit quality. If those differences are attributable to credit quality, the loan’s contractually required payments received in excess of the amount of its cash flows expected at acquisition, or nonaccretable discount, is not accreted into income. FASB ASC 310-30 requires that the Company recognize the excess of all cash flows expected at acquisition over the Company’s initial investment in the loan as interest income using the interest method over the term of the loan. This excess is referred to as accretable discount and is recorded as a reduction of the loan balance.

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

The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical net loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the reserves are calculated by applying historical charge-off and recovery experience and qualitative adjustments to the current outstanding balance in each loan category. Loss factors are based on the Company’s historical net loss experience as well as regulatory guidelines.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate — The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in the segment.

Commercial real estate — Loans in this segment are primarily income-producing properties. Also included are loans to educational institutions, hospitals and other non-profit organizations. The underlying

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

Construction loans — Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price and market conditions.

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

SERVICING

The Company services mortgage loans for others. Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Changes in the valuation allowance are reported in loan servicing fee income.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

STOCK OPTION ACCOUNTING

The Company follows the fair value recognition provisions of FASB ASC 718, Compensation – Stock Compensation (formerly SFAS 123R) for all share-based payments, using the modified-prospective transition method. The Company’s method of valuation for share-based awards granted utilizes the Black-Scholes option-pricing model, which was also previously used for the Company’s pro forma information required under FASB ASC 718. The Company will recognize compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 36,062 shares of Class A common stock exercisable at December 31, 2011.

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

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested, and there were no options granted during 2011 and 2010.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC 740.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

RECENT ACCOUNTING DEVELOPMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s loan portfolio (2) how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses and (3) the changes and reasons for those changes in the allowance for loan and lease losses. The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has provided the required disclosures in Note 6.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this update did not have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides additional guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring (“TDR”). This Update is effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The measurement of impairment should be done prospectively in the period of adoption for loans that are newly identified as TDRs upon adoption of this Update. In addition, the TDR disclosures required by ASU 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses are required beginning in the period of adoption of this Update. The Company adopted this Update in the second quarter of 2011. The Company has provided the disclosures required in Note 6.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in this update will be effective for interim and annual reporting periods beginning on or after December 15, 2011. The amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the consolidated statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with retrospective application required. Early application is permitted. There will be no impact on the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation. In December 2011, the FASB elected to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will implement the provisions of ASU 2011-08 as of January 1, 2012.

In September 2011, the FASB issued ASU 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires new and expanded disclosures for individually material multiemployer pension plans. The changes are effective for fiscal years ending after December 15, 2011. Early application is permitted. There will be no impact to the consolidated financial results as the Company does not participate in any multiemployer retirement plans.

2.     Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $4,684,000 at December 31, 2011, and $3,543,000 at December 31, 2010.

3.     Securities Available-for-Sale

	December 31, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Treasury	$1,999	$13	$—	$2,012	$2,000	$5	$—	$2,005
U.S. Government Sponsored Enterprises	174,657	311	11	174,957	175,842	386	565	175,663
SBA Backed Securities	8,714	87	—	8,801	9,735	1	4	9,732
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,020,752	16,262	1,176	1,035,838	674,481	11,842	5,425	680,898
Privately Issued Residential
Mortgage-Backed Securities	3,509	—	311	3,198	4,247	—	279	3,968
Privately Issued Commercial
Mortgage-Backed Securities	—	—	—	—	285	2	—	287
Obligations Issued by States and Political Subdivisions	21,515	84	957	20,642	34,271	98	295	34,074
Other Debt Securities	13,293	—	683	12,610	2,300	—	47	2,253
Equity Securities	533	85	—	618	395	116	—	511

Total	$1,244,972	$16,842	$3,138	$1,258,676	$903,556	$12,450	$6,615	$909,391

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $488,690,000 and $363,240,000 at December 31, 2011 and 2010, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $246,036,000 and $124,189,000 at December 31, 2011 and 2010,

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

respectively. The Company realized gains on sales of securities of $1,940,000, $1,851,000 and $2,734,000 from the proceeds of sales of available-for-sale securities of $75,615,000, $41,251,000 and $94,142,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2011.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Within one year	$79,863	$80,608
After one but within five years	952,351	965,828
After five but within ten years	191,667	191,495
More than ten years	19,058	18,659
Nonmaturing	2,033	2,086

Total	$1,244,972	$1,258,676

The weighted average remaining life of investment securities available-for-sale at December 31, 2011, was 3.9 years. An auction rate municipal obligation (“ARS”) is included in Obligations Issued by States and Political Subdivisions. Included in the weighted average remaining life calculation at December 31, 2011, was $154,657,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2011. This table shows the unrealized loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 60 and 6 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 393 holdings at December 31, 2011.

As of December 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

dates of underlying loans. In the case of marketable equity securities, the severity of the unrealized loss, the length of time the unrealized loss has existed, and the issuer’s financial performance are considered.

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprise	$14,989	$11	$—	$—	$14,989	$11
U.S. Government Agency and Sponsored
Enterprise Mortgage-Backed Securities	331,469	1,176	—	—	331,469	1,176
Privately Issued Residential Mortgage-Backed Securities	—	—	3,198	311	3,198	311
Obligations Issued by States and Political Subdivisions	—	—	3,725	957	3,725	957
Other Debt Securities	10,542	652	1,468	31	12,010	683
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$357,000	$1,839	$8,391	$1,299	$365,391	$3,138

At December 31, 2011, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011. Excluded from the table above are two equity securities that were written down in 2008 by $76,000. The fair value is $141,000 with an unrealized gain of $32,000 at December 31, 2011. In 2008, these stocks were deemed to be other-than-temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

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

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$74,290	$565	$—	$—	$74,290	$565
SBA Backed Securities	2,246	4	—	—	2,246	4
U.S. Government Agency and Sponsored
Enterprises Mortgage-Backed Securities	191,155	5,425	—	—	191,155	5,425
Privately Issued Residential Mortgage-Backed Securities	1,503	52	2,465	227	3,968	279
Obligations Issued by States and Political Subdivisions	9,257	11	4,393	284	13,650	295
Other Debt Securities	—	—	1,454	47	1,454	47
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$278,451	$6,057	$8,312	$558	$286,763	$6,615

At December 31, 2010, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010. Excluded from the table above are two equity securities that were written down in 2008 by $76,000. The fair value is $156,000 with an unrealized gain of $47,000 at December 31, 2010. In 2008, these stocks were deemed to be other-than-temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

4.    Investment Securities Held-to-Maturity

	December 31, 2011				December 31, 2010
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Government Sponsored Enterprise	$26,979	$36	$2	$27,013	$84,534	$148	$488	$84,194
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	152,389	5,435	15	157,809	145,582	5,246	1,498	149,330

Total	$179,368	$5,471	$17	$184,822	$230,116	$5,394	$1,986	$233,524

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $8,885,000 and $10,000,000 at December 31, 2011, and 2010, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $49,345,000 and $79,844,000 at December 31, 2011, and 2010, respectively.

At December 31, 2011 and 2010, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2011.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Within one year	$7,133	$7,269
After one but within five years	128,398	133,231
After five but within ten years	43,552	44,034
More than ten years	285	288

Total	$179,368	$184,822

The weighted average remaining life of investment securities held-to-maturity at December 31, 2011, was 4.0 years. Included in the weighted average remaining life calculation at December 31, 2011, were $24,979,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2011. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 2 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 92 holdings at December 31, 2011.

As of December 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell this debt security and it is not likely that it will be required to sell this debt security before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

evaluation, the Company considered the fact that the principal and interest on this security are from an issuer that is investment grade.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit quality of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$4,994	$2	$—	$—	$4,994	$2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	5,367	15	—	—	5,367	15

Total temporarily impaired securities	$10,361	$17	$—	$—	$10,361	$17

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these investments and it is not likely that it will be required to sell these investments before the anticipated recovery of the remaining amortized cost, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	December 31,
	2011	2010
	(Dollars in thousands)
Construction and land development	$56,819	$53,583
Commercial and industrial	82,404	90,654
Commercial real estate	487,495	433,337
Residential real estate	239,307	207,787
Consumer	6,197	5,957
Home equity	110,786	114,209
Overdrafts	1,484	637

Total	$984,492	$906,164

Net deferred fees included in loans at December 31, 2011, and December 31, 2010, were $666,000 and $186,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $18,220,000 and $983,000 at December 31, 2011, and December 31, 2010, respectively. The Company had $3,389,000 of loans held for sale at December 31, 2011.

As of December 31, 2011 and 2010, the Company’s recorded investment in impaired loans was $8,102,000 and $7,963,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2011, there were $6,073,000 of impaired loans with a specific reserve of $741,000. At December 31, 2010, there were $2,110,000 of impaired loans with a specific reserve of $317,000.

Loans are designated as troubled debt restructures when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below-market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. Restructured loans are included in the impaired loan category.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The composition of nonaccrual loans and impaired loans is as follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Loans on nonaccrual	$5,827	$8,068	$12,311
Loans 90 days past due and still accruing	18	50	—
Impaired loans on nonaccrual included above	3,468	5,353	9,736
Total recorded investment in impaired loans	8,102	7,963	10,516
Average recorded investment of impaired loans	10,284	9,606	9,718
Accruing troubled debt restructures	4,634	1,248	521
Interest income not recorded on nonaccrual loan saccording to their original terms	846	1,313	1,121
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	155	256	24

During the first quarter of 2008, the Company purchased a loan for $4,823,000 with a discount of $724,000. The entire discount is classified as an accretable discount. The Company accreted $47,000, $47,000 and $46,000 of the discount during 2011, 2010 and 2009, respectively.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2011.

Balance at December 31, 2010	Additions	Repayments and Deletions	Balance at December 31, 2011
(Dollars in thousands)
$3,798	$1,229	$801	$4,226

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

An analysis of the allowance for loan losses for each of the three years ending December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$14,053	$12,373	$11,119
Loans charged-off	(2,824)	(4,443)	(6,070)
Recoveries on loans previously charged-off	795	548	699

Net charge-offs	(2,029)	(3,895)	(5,371)
Provision charged to expense	4,550	5,575	6,625

Allowance for loan losses, end of year	$16,574	$14,053	$12,373

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

ALLOWANCE FOR LOAN LOSSES AND AMOUNT OF INVESTMENTS IN LOANS

Further information pertaining to the allowance for loan losses at December 31, 2011 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053
Charge-offs	(1,200)	(676)	—	(337)	(607)	(4)	—	(2,824)
Recoveries	—	293	6	27	467	2	—	795
Provision	2,341	359	889	478	198	(19)	304	4,550

Ending balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574

Amount of allowance for loan losses for loans deemed to be impaired	$—	$335	$282	$124	$—	$—	$—	$741

Amount of allowance for loan losses for loans not deemed to be impaired	$2,893	$2,804	$6,284	$1,762	$356	$704	$1,030	$15,833
Loans:
Ending balance	$56,819	$82,404	$487,495	$239,307	$7,681	$110,786	$—	$984,492
Loans deemed to be impaired	$1,500	$1,525	$4,561	$516	$—	$—	$—	$8,102
Loans not deemed to be impaired	$55,319	$80,879	$482,934	$238,791	$7,681	$110,786	$—	$976,390

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2009	$362	$4,972	$2,983	$1,304	$1,753	$761	$238	$12,373
Charge-offs	(900)	(1,559)	(922)	(515)	(495)	(52)	—	(4,443)
Recoveries	—	172	—	8	368	—	—	548
Provision	2,290	(422)	3,610	921	(1,328)	16	488	5,575

Ending balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053

Amount of allowance for loan losses for loans deemed to be impaired	$—	$292	$25	$—	$—	$—	$—	$317

Amount of allowance for loan losses for loans not deemed to be impaired	$1,752	$2,871	$5,646	$1,718	$298	$725	$726	$13,736
Loans:
Ending balance	$53,583	$90,654	$433,337	$207,787	$6,594	$114,209	$—	$906,164
Loans deemed to be impaired	$4,000	$1,471	$2,492	$—	$—	$—	$—	$7,963
Loans not deemed to be impaired	$49,583	$89,183	$430,845	$207,787	$6,594	$114,209	$—	$898,201

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2011.

Loans rated 5 (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2011.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2011, and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The percentage of the allowance for loan losses allocated to construction and land development loans to total construction and land development loans increased from 3.3%, at December 31, 2010, to 5.1%, at December 31, 2011, mainly as a result of an increase in the historical loss factor. This factor was increased to account for the incremental risk in the portfolio.

The following table presents the Company’s loans by risk rating at December 31, 2011.

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$48,298	$80,140	$478,186
4 (Monitor)	7,021	739	4,748
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,525	4,561

Total	$56,819	$82,404	$487,495

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2010.

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$42,887	$88,103	$415,528
4 (Monitor)	6,696	1,080	15,317
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	4,000	1,471	2,492

Total	$53,583	$90,654	$433,337

The Company utilized payment performance as credit quality indicators for residential real state, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

Further information pertaining to the allowance for loan losses at December 31, 2011 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$55,319	$56,819
Commercial and industrial	1,417	763	18	2,198	80,206	82,404
Commercial real estate	2,528	736	—	3,264	484,231	487,495
Residential real estate	2,635	2,324	—	4,959	234,348	239,307
Consumer and overdrafts	519	9	—	528	7,153	7,681
Home equity	171	495	—	666	110,120	110,786

Total	$7,270	$5,827	$18	$13,115	$971,377	$984,492

Further information pertaining to the allowance for loan losses at December 31, 2010 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$4,000	$—	$4,000	$49,583	$53,583
Commercial and industrial	912	569	50	1,531	89,123	90,654
Commercial real estate	1,737	784	—	2,521	430,816	433,337
Residential real estate	4,172	2,487	—	6,659	201,128	207,787
Consumer and overdrafts	8	4	—	12	6,582	6,594
Home equity	574	224	—	798	113,411	114,209

Total	$7,403	$8,068	$50	$15,521	$890,643	$906,164

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

IMPAIRED LOANS

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the “Notes to Consolidated Financial Statements.”

The following is information pertaining to impaired loans at December 31, 2011:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value	Interest Income Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$1,500	$3,292	$—	$2,377	$—
Commercial and industrial	313	537	—	404	3
Commercial real estate	183	203	—	368	—
Residential real estate	33	33	—	3	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,029	$4,065	$—	$3,152	$3

With required reserve recorded:
Construction and land development	$—	$—	$—	$926	$—
Commercial and industrial	1,212	1,240	335	1,105	18
Commercial real estate	4,378	4,409	282	4,894	133
Residential real estate	483	483	124	207	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$6,073	$6,132	$741	$7,132	$152

Total
Construction and land development	$1,500	$3,292	$—	$3,303	$—
Commercial and industrial	1,525	1,777	335	1,509	21
Commercial real estate	4,561	4,612	282	5,262	133
Residential real estate	516	516	124	210	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$8,102	$10,197	$741	$10,284	$155

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2010:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value	Interest Income Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$4,000	$8,504	$—	$2,262	$—
Commercial and industrial	893	1,092	—	826	83
Commercial real estate	960	969	—	2,013	122
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,853	$10,565	$—	$5,101	$205

With required reserve recorded:
Construction and land development	$—	$—	$—	$2,500	$—
Commercial and industrial	578	588	292	842	31
Commercial real estate	1,532	1,532	25	1,163	20
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,110	$2,120	$317	$4,505	$51

Total
Construction and land development	$4,000	$8,504	$—	$4,762	$—
Commercial and industrial	1,471	1,680	292	1,668	114
Commercial real estate	2,492	2,501	25	3,176	142
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$7,963	$12,685	$317	$9,606	$256

Troubled Debt Restructurings occurring during the year ended December 31, 2011:

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Construction and land development	1	$39	$—
Commercial and industrial	13	960	909
Commercial real estate	6	3,199	3,195

Total	20	$4,198	$4,104

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

There was one troubled debt restructuring, totaling $11,000, during the year ended December 31, 2011, that subsequently defaulted.

Troubled Debt Restructurings were identified as a modification where a concession was granted to a customer who is having financial difficulties. This concession may be below market rate, longer amortization/term, and a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations. The loans were modified, for the construction, commercial and industrial, and commercial real estate loans, by reducing interest rates as well as extending terms on the loans. The financial impact of the modifications for performing commercial and industrial loans were a $38,000 reduction in principal and a $1,000 reduction in interest payments for the year ended December 31, 2011. The financial impact of the modifications for performing commercial real estate were a $30,000 reduction in principal and a $44,000 reduction in interest payments for the year ended December 31, 2011. The financial impact of the modifications for nonperforming loans was a $11,000 reduction in the carrying value of the loans as a result of payments received under the modified terms of the loans.

7.     Bank Premises and Equipment

	December 31,
	2011	2010	Estimated Useful Life
	(Dollars in thousands)
Land	$3,478	$3,478	—
Bank premises	18,349	18,270	30-39 years
Furniture and equipment	28,874	27,472	3-10 years
Leasehold improvements	8,079	6,869	30-39 years or lease term

	58,780	56,089
Accumulated depreciation and amortization	(37,023)	(34,861)

Total	$21,757	$21,228

The Company and its subsidiaries are obligated under a number of noncancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $2,007,000, $1,730,000 and $1,673,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Rental income approximated $455,000, $438,000 and $418,000 in 2011, 2010 and 2009, respectively.

Future minimum rental commitments for noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2011, were as follows:

Year	Amount
(Dollars in thousands)
2012	$1,890
2013	1,579
2014	1,434
2015	1,125
2016	966
Thereafter	2,815

$9,809

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

8.     Goodwill and Identifiable Intangible Assets

During the second half of 2009 and the full year of 2010 and the full year of 2011, the Company’s Class A common stock traded close to or above book value per share. Accordingly, at December 31, 2009, 2010 and 2011, management measured for impairment utilizing the fair value of the reporting unit based on the recent stock price of the Company. Management determined that the Company’s goodwill is not considered to be impaired at December 31, 2011.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2011 and 2010 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Core Deposit Intangibles	Total
	(Dollars in thousands)
Balance at December 31, 2009	$2,714	$896	$3,610
Amortization Expense	—	(388)	(388)
Balance at December 31, 2010	$2,714	$508	$3,222
Amortization Expense	—	(388)	(388)

Balance at December 31, 2011	$2,714	$120	$2,834

The following table sets forth the estimated annual amortization expense of the identifiable intangible assets.

Core Deposit Intangibles Year	Amount
(Dollars in thousands)
2012	$120

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The results of the fair value hierarchy as of December 31, 2011, are as follows:

	Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant	Significant Other Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,012	$—	$2,012	$—
U.S. Government Sponsored Enterprises	174,957	—	174,957	—
SBA Backed Securities	8,801	—	8,801	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,035,838	—	1,035,838	—
Privately Issued Residential Mortgage-Backed Securities	3,198	—	3,198	—
Privately Issued Commercial Mortgage-Backed Securities	—	—	—	—
Obligations Issued by States and Political Subdivisions	20,642	—	2,145	18,497
Other Debt Securities	12,610	—	12,610	—
Equity Securities	618	201	—	417

Total	$1,258,676	$201	$1,239,561	$18,914

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$1,439	$—	$—	$1,439
Other Real Estate Owned	$1,183	$—	$—	$1,183

Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss during the year by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relates to impaired loans recognized for 2011 for the estimated credit loss amounted to $1,699,000. The Company uses discounts to appraisals, as necessary, based on management’s observations of the local real estate market for loans in this category. Other real estate owned is carried at fair value less costs to sell, based on the expected realizable fair value of collateral.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in Level 3 securities for the year ended December 31, 2011, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
	(Dollars in thousands)
Balance at December 31, 2010	$4,393	$15,988	$279	$20,660
Purchases	—	25,314	145	25,459
Maturities	—	(26,528)	(7)	(26,535)
Amortization	—	(2)	—	(2)
Change in fair value	(668)	—	—	(668)

Balance at December 31, 2011	$3,725	$14,772	$417	$18,914

The amortized cost of Level 3 securities was $19,864,000 with an unrealized loss of $950,000 at December 31, 2011. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The results of the fair value hierarchy as of December 31, 2010, are as follows:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,005	$—	$2,005	$—
U.S. Government Sponsored Enterprises	175,663	—	175,663	—
SBA Backed Securities	9,732	—	9,732	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	680,898	—	680,898	—
Privately Issued Residential Mortgage-Backed Securities	3,968	—	3,968	—
Privately Issued Commercial Mortgage-Backed Securities	287	—	287	—
Obligations Issued by States and Political Subdivisions	34,073	—	13,692	20,381
Other Debt Securities	2,254	—	2,254	—
Equity Securities	511	232	—	279

Total	$909,391	$232	$888,499	$20,660

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$5,026	$—	$—	$5,026

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in Level 3 securities for the year ended December 31, 2010, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
	(Dollars in thousands)
Balance at December 31, 2009	$7,820	$5,623	$234	$13,677
Purchases	—	25,194	64	25,258
Maturities	(3,427)	(14,790)	(19)	(18,236)
Change in fair value	—	(39)	—	(39)

Balance at December 31, 2010	$4,393	$15,988	$279	$20,660

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

10.    Deposits

The following is a summary of remaining maturities or repricing of time deposits as of December 31,

	2011	Percent	2010	Percent
	(Dollars in thousands)
Within one year	$231,099	53%	$272,940	65%
Over one year to two years	111,752	26%	54,683	13%
Over two years to three years	48,014	11%	70,702	17%
Over three years to five years	42,636	10%	18,935	5%

Total	$433,501	100%	$417,260	100%

Time deposits of $100,000 or more totaled $280,208,000 and $264,474,000 in 2011 and 2010, respectively.

11.     Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2011	2010	2009
	(Dollars in thousands)
Amount outstanding at December 31	$143,320	$108,550	$118,745
Weighted average rate at December 31	0.24%	0.36%	0.52%
Maximum amount outstanding at any month end	$152,267	$239,830	$122,521
Daily average balance outstanding during the year	$129,137	$133,080	$98,635
Weighted average rate during the year	0.29%	0.43%	0.58%

Amounts outstanding at December 31, 2011, 2010 and 2009 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $140,891,000, $107,030,000 and $115,792,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2011, 2010 and 2009, respectively. The approximate fair value of the collateral at those dates was $143,212,000, $108,200,000 and $118,186,000, respectively.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

12.     Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2011	2010	2009
	(Dollars in thousands)
Amount outstanding at December 31	$280,226	$258,201	$270,107
Weighted average rate at December 31	2.85%	2.88%	3.63%
Maximum amount outstanding at any month end	$280,226	$266,564	$272,071
Daily average balance outstanding during the year	$202,209	$201,273	$219,713
Weighted average rate during the year	3.85%	4.13%	4.71%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2011, was approximately $197,505,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Within one year	$81,500	0.42%	$91,500	0.39%	$104,000	2.72%
Over one year to two years	23,500	3.34%	9,000	1.98%	11,000	1.81%
Over two years to three years	17,500	3.01%	41,500	3.82%	19,500	2.08%
Over three years to five years	74,500	2.90%	37,000	2.70%	56,000	3.65%
Over five years	47,000	4.38%	42,000	4.55%	42,000	4.55%

Total	$244,000	2.41%	$221,000	2.28%	$232,500	3.18%

Included in the table above are $35,000,000, $35,000,000 and $82,000,000 of FHLBB advances at December 31, 2011, 2010 and 2009, respectively, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

During 2011, the Company restructured $18,000,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 4.45% and the weighted average remaining maturity was 25 months. Subsequent to restructure, the weighted average rate was 3.50% and the weighted average maturity was 60 months. The restructures were accounted for as a modification.

During 2010, the Company restructured $12,500,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 2.40% and the weighted average remaining maturity was 21 months. Subsequent to restructure, the weighted average rate was 2.52% and the weighted average maturity was 57 months. The restructure was accounted for as a modification.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2011 and 2010. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2011 and 2010.

The Bank serves as a Treasury Tax and Loan depository under a note option with the Federal Reserve Bank of Boston. This open-ended interest-bearing borrowing carries an interest rate equal to the daily federal funds rate less 0.25%. This amount totaled $0 and $975,000 at December 31, 2011 and 2010, respectively.

The Bank also has an outstanding loan in the amount of $143,000 at December 31, 2011 and 2010, respectively, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

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

EARNINGS PER SHARE (“EPS”)

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2011, 2010 and 2009 was an increase of 1,149, 2,236 and 2,091 shares, respectively.

STOCK REPURCHASE PLAN

During 2011, the Board of Directors of the Company approved a reauthorization of the stock repurchase program. Under the program, the Company is reauthorized to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock outstanding. This vote supersedes the previous program voted by the Board of Directors during 2010, which also authorized the Company to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock.

The stock buyback is authorized to take place from time-to-time, subject to prevailing market conditions. The purchases are made on the open market and are funded from available cash. During 2009, the Company repurchased 8,110 shares at an average price of $13.04 per share.

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 36,062 options exercisable at December 31, 2011.

Stock option activity under the plan is as follows:

	December 31, 2011		December 31, 2010		December 31, 2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Exercise Price	Amount	Exercise Price	Amount	Exercise Price
Shares under option:
Outstanding at beginning of year	38,712	$28.36	68,637	$26.09	81,037	$27.42
Forfeited	(200)	15.06	(19,975)	27.18	(12,400)	34.77
Exercised	(2,450)	21.44	(9,950)	15.06	—	—

Outstanding at end of year	36,062	$28.90	38,712	$28.36	68,637	$26.09

Exercisable at end of year	36,062	$28.90	38,712	$28.36	68,637	$26.09

Available to be granted at end of year	223,084		222,884		202,909

At December 31, 2011, 2010 and 2009, the options outstanding have exercise prices between $15.063 and $31.83, and a weighted average remaining contractual life of two years for 2011 and three years for 2010 and 2009. The weighted average intrinsic value of options exercised for the period ended December 31, 2011, was $6.80 per share with an aggregate value of $16,666. The average intrinsic value of options exercisable at December 31, 2011, 2010 and 2009 had an aggregate value of $49,145, $41,895 and $74,056, respectively.

CAPITAL RATIOS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

defined). Management believes, as of December 31, 2011, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)	$183,864	14.09%	$104,358	8.00%	$130,448	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	167,558	12.84%	52,179	4.00%	78,269	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	167,558	6.20%	108,033	4.00%	135,042	5.00%
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)	$162,944	13.61%	$95,793	8.00%	$119,742	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	148,891	12.43%	47,897	4.00%	71,845	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	148,891	6.14%	96,945	4.00%	121,182	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)	$208,852	15.98%	$104,550	8.00%	$130,687	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	192,516	14.73%	52,275	4.00%	78,412	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	192,516	7.12%	108,179	4.00%	135,224	5.00%
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)	$192,387	16.03%	$95,992	8.00%	$119,990	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	178,334	14.86%	47,996	4.00%	71,994	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	178,334	7.35%	97,089	4.00%	121,362	5.00%

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

14.     Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2011	2010	2009
	(Dollars in thousands)
Current expense:
Federal	$2,198	$2,262	$3,058
State	309	528	419

Total current expense	2,507	2,790	3,477

Deferred (benefit) expense:
Federal	(961)	(1,223)	(1,759)
State	8	(323)	(535)

Total deferred benefit	(953)	(1,546)	(2,294)

Provision for income taxes	$1,554	$1,244	$1,183

There were no penalties during 2009, 2010, or 2011. There was approximately $2,000 paid to the Internal Revenue Service for interest during 2011.

Income tax accounts included in other assets/liabilities at December 31 are as follows:

	2011	2010
	(Dollars in thousands)
Currently receivable	$785	$181
Deferred income tax asset, net	13,714	13,465

Total	$14,499	$13,646

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2011	2010	2009
	(Dollars in thousands)
Federal income tax expenseat statutory rates	$6,204	$5,038	$3,856
State income tax, net of federal income tax benefit	209	135	(76)
Insurance income	(396)	(570)	(442)
Effect of tax-exempt interest	(3,801)	(2,763)	(1,965)
Net tax credit	(683)	(622)	(376)
Other	21	26	186

Total	$1,554	$1,244	$1,183

Effective tax rate	8.5%	8.4%	10.4%

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2011	2010
	(Dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$7,056	$7,078
Deferred compensation	5,009	4,895
Pension and SERP liability	7,398	4,959
Acquisition premium	596	543
Investments writedown	26	31
Deferred gain	31	51
AMT	1,049	172
Other	75	77
Nonaccrual interest	727	727

Gross deferred income tax asset	21,967	18,533

Deferred income tax liabilities:
Depreciation	(201)	(250)
Limited partnerships	(2,667)	(2,576)
Unrealized gain on securities available-for-sale	(5,385)	(2,242)

Gross deferred income tax liability	(8,253)	(5,068)

Deferred income tax asset net	$13,714	$13,465

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2011. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. The Company is in an Alternative Minimum Tax (“AMT”) position. The AMT is carried as a deferred asset and has an indefinite life. The Company has potential tax planning strategies available which support the deferred AMT and at this time no valuation allowance is needed.

The Company and its subsidiaries file a consolidated federal tax return. For the tax year beginning in 2009, the Commonwealth of Massachusetts requires a combined state tax return, except for security corporations, which file separate tax returns. The Company is subject to federal examinations for tax years after December 31, 2009, and state examinations for tax years after December 31, 2007.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Prior to 2008, the measurement date for the Plan was September 30 for each year. Beginning in 2008, the measurement date was changed to December 31. The benefits expected to be paid in each year from 2012 to 2016 are $1,223,000, $1,295,000, $1,330,000, $1,366,000 and $1,549,000, respectively. The aggregate benefits expected to be paid in the five years from 2017 to 2021 are $8,764,000. The Company plans to contribute $1,800,000 to the Plan in 2012.

The fair value of plan assets and major categories as of December 31, 2011, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collective funds	51.1%	$10,491	$6,657	$3,834	$—
Equity securities	24.1%	4,934	4,934	—	—
Mutual funds	14.2%	2,918	2,918	—	—
Hedge funds	7.4%	1,522	—	—	1,522
Short-term investments	3.2%	652	—	652	—

	100.0%	$20,517	$14,509	$4,486	$1,522

The fair value of plan assets and major categories as of December 31, 2010, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collective funds	46.1%	$9,186	$5,467	$3,719	$—
Equity securities	27.8%	5,531	5,531	—	—
Mutual funds	14.7%	2,928	2,928	—	—
Hedge funds	7.1%	1,431	—	—	1,431
Short-term investments	4.3%	855	—	855	—

	100.0%	$19,931	$13,926	$4,574	$1,431

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

The asset or liability’s fair value measurement level within fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Below is a description of the valuation methodologies used for assets measured at fair value.

The Trust reports bonds and other obligations, short-term investments and equity securities at fair values based on published quotations, Collective funds and hedge funds (Funds) are valued in accordance with valuations provided by such Funds, which generally value marketable securities at the last reported sales price on the valuation date and other investments at fair value, as determined by each Fund’s manager.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. Furthermore, although the Trust believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The changes in Level 3 securities are shown in the table below:

Year Ended December 31,	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$1,431	$1,319
Actual return – assets still being held	91	112

Balance at end of year	$1,522	$1,431

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

The benefits expected to be paid in each year from 2012 to 2016 are $1,082,000, $1,082,000, $1,080,000, $1,065,000 and $1,445,000, respectively. The aggregate benefits expected to be paid in the five years from 2017 to 2021 are $9,345,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2011	2010	2011	2010
	(Dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$25,793	$24,247	$16,853	$16,906
Service cost	843	851	680	588
Interest cost	1,419	1,334	932	892
Actuarial (gain)/loss	1,390	5	3,678	(485)
Benefits paid	(661)	(644)	(1,046)	(1,048)

Projected benefit obligation at end of year	$28,784	$25,793	$21,097	$16,853

Change in plan assets
Fair value of plan assets at beginning of year	$19,931	$17,087
Actual (loss) return on plan assets	(28)	2,213
Employer contributions	1,275	1,275
Benefits paid	(661)	(644)

Fair value of plan assets at end of year	$20,517	$19,931

(Unfunded) Funded status	$(8,267)	$(5,862)	$(21,097)	$(16,853)

Accumulated benefit obligation	$28,173	$23,485	$18,567	$15,551

Weighted-average assumptions as of December 31
Discount rate — Liability	4.50%	5.50%	4.50%	5.50%
Discount rate — Expense	5.50%	5.50%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$843	$851	$680	$588
Interest cost	1,419	1,334	932	892
Expected return on plan assets	(1,595)	(1,367)	—	—
Recognized prior service cost	(104)	(104)	111	110
Recognized net losses	494	634	131	129

Net periodic cost	$1,057	$1,348	$1,854	$1,719

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$104	$104	$(111)	$(110)
Net (gain) loss	2,519	(1,475)	3,546	(614)

Total recognized in other comprehensive income	2,623	(1,371)	3,435	(724)

Total recognized in net periodic benefit cost and other comprehensive income	$3,680	$(23)	$5,289	$995

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

		December 31, 2011			December 31, 2010
	Supplemental			Supplemental
	Plan	Plan	Total	Plan	Plan	Total
	(Dollars in thousands)
Prior service cost	$724	$(1,219)	$(495)	$828	$(1,330)	$(502)
Net actuarial loss	(10,342)	(7,204)	(17,546)	(7,823)	(3,658)	(11,481)

Total	$(9,618)	$(8,423)	$(18,041)	$(6,995)	$(4,988)	$(11,983)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2011, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2012	$(104)	$114
Amortization of loss to be recognized in 2012	735	335

Assumptions for the expected return on plan assets and discount rates in the Company’s Plan and Supplemental Plan are periodically reviewed. As part of the review, management in consultation with independent consulting actuaries performs an analysis of expected returns based on the plan’s asset allocation. This forecast reflects the Company’s and actuarial firm’s expected return on plan assets for each significant asset class or economic indicator. The range of returns developed relies on forecasts and on broad market historical benchmarks for expected return, correlation and volatility for each asset class. Also, as a part of the review, the Company’s management in consultation with independent consulting actuaries performs an analysis of discount rates based on expected returns of high-grade fixed income debt securities.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $266,000 for 2011, $244,000 for 2010 and $261,000 for 2009. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $1,100,000, $600,000 and $403,000 in 2011, 2010, and 2009, respectively.

The Company does not offer any postretirement programs other than pensions.

16.     Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2011. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Contract or Notional Amount

	2011	2010
	(Dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$12,638	$14,635
Standby and commercial letters of credit	4,645	4,935
Unused lines of credit	195,181	169,862
Unadvanced portions of construction loans	16,819	22,337
Unadvanced portions of other loans	4,605	3,337

Commitments to originate loans, unadvanced portions of construction loans, unused lines of credit and unused letters of credit are generally agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

18.    Other Operating Expenses

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Marketing	$1,575	$1,747	$1,518
Processing services	865	884	981
Legal and audit	1,140	1,042	1,284
Postage and delivery	773	788	882
Software maintenance/amortization	951	874	794
Supplies	868	656	662
Consulting	796	736	733
Telephone	742	691	585
Core deposit intangible amortization	388	388	388
Insurance	275	294	304
Directors’ fees	309	290	256
Other	1,759	1,450	1,261

Total	$10,441	$9,840	$9,648

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

SECURITIES HELD-TO-MATURITY AND SECURITIES AVAILABLE-FOR-SALE

The fair value of these securities were based on quoted market prices, where available, as provided by third-party investment portfolio pricing vendors. If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources. Management regards the inputs and methods used by third-party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy” provided by FASB.

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

The carrying amounts and fair values of the Company’s financial instruments at December 31, are as follows:

	2011		2010
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$207,766	$207,766	$188,552	$188,552
Short-term investments	18,351	18,384	113,918	114,134
Securities available-for-sale	1,258,676	1,258,676	909,391	909,391
Securities held-to-maturity	179,368	184,822	230,116	233,524
Net loans	967,918	1,018,822	892,111	913,394
Accrued interest receivable	6,022	6,022	6,601	6,601
Financial liabilities:
Deposits	2,124,584	2,130,795	1,902,023	1,908,125
Repurchase agreement and other borrowed funds	387,463	401,485	330,668	334,872
Subordinated debentures	36,083	43,063	36,083	38,749
Accrued interest payable	970	970	1,003	1,003
Standby letters of credit	—	39	—	68

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

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

20.    Quarterly Results of Operations (unaudited)

	2011 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)
Interest income	$19,252	$19,638	$19,597	$19,578
Interest expense	5,233	5,800	6,082	5,651

Net interest income	14,019	13,838	13,515	13,927
Provision for loan losses	950	1,200	1,200	1,200

Net interest income after provision for loan losses	13,069	12,638	12,315	12,727
Other operating income	4,361	4,503	3,841	3,535
Operating expenses	12,702	12,055	11,775	12,210

Income before income taxes	4,728	5,086	4,381	4,052
Provision for income taxes	539	504	184	327

Net income	$4,189	$4,582	$4,197	$3,725

Share data:
Average shares outstanding, basic	5,540,798	5,540,597	5,540,597	5,540,583
Average shares outstanding, diluted	5,542,052	5,541,646	5,541,595	5,541,927
Earnings per share, basic	$0.76	$0.83	$0.76	$0.67
Earnings per share, diluted	$0.76	$0.83	$0.76	$0.67

	2010 Quarters
	Fourth	Third	Second	First
	(In thousands, except share data)
Interest income	$19,122	$18,628	$19,325	$19,508
Interest expense	5,811	6,040	6,183	6,783

Net interest income	13,311	12,588	13,142	12,725
Provision for loan losses	1,350	1,200	1,450	1,575

Net interest income after provision for loan losses	11,961	11,388	11,692	11,150
Other operating income	4,223	3,412	4,105	4,259
Operating expenses	11,895	11,313	12,598	11,566

Income before income taxes	4,289	3,487	3,199	3,843
Provision for income taxes	365	220	238	421

Net income	$3,924	$3,267	$2,961	$3,422

Share data:
Average shares outstanding, basic	5,537,776	5,535,548	5,530,297	5,530,297
Average shares outstanding, diluted	5,539,639	5,537,120	5,532,980	5,533,070
Earnings per share, basic	$0.71	$0.59	$0.54	$0.62
Earnings per share, diluted	$0.71	$0.59	$0.54	$0.62

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

21.    Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2011 and 2010 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2011, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

Balance Sheets

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS:
Cash	$23,467	$27,352
Investment in subsidiary, at equity	170,642	151,303
Other assets	2,730	2,560

Total assets	$196,839	$181,215

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$107	$107
Subordinated debentures	36,083	36,083
Stockholders’ equity	160,649	145,025

Total liabilities and stockholders’ equity	$196,839	$181,215

Statements of Income

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income:
Dividends from subsidiary	$—	$—	$2,766
Interest income from deposits in bank	100	156	409
Other income	72	72	72

Total income	172	228	3,247
Interest expense	2,400	2,400	2,400
Operating expenses	178	172	200

Income before income taxes and equity in undistributed income of subsidiary	(2,406)	(2,344)	647
Benefit from income taxes	(818)	(797)	(720)

Income before equity in undistributed income of subsidiary	(1,588)	(1,547)	1,367
Equity in undistributed income of subsidiary	18,281	15,121	8,793

Net income	$16,693	$13,574	$10,160

CENTURY BANCORP, INC.

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows

	December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,693	$13,574	$10,160
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(18,281)	(15,121)	(8,793)
Depreciation and amortization	12	12	12
Increase in other assets	(182)	1,422	(1,197)
Increase (decrease) in liabilities	—	—	(5)

Net cash (used in) provided by operating activities	(1,758)	(113)	177

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock repurchases	—	—	(107)
Net proceeds from the exercise of stock options	53	150	—
Cash dividends paid	(2,180)	(2,173)	(2,170)

Net cash used in financing activities	(2,127)	(2,023)	(2,277)

Net increase (decrease) in cash	(3,885)	(2,136)	(2,100)

Cash at beginning of year	27,352	29,488	31,588

Cash at end of year	$23,467	$27,352	$29,488

CENTURY BANCORP, INC,

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

Boston, Massachusetts

February 23, 2012

CENTURY BANCORP, INC.

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

February 23, 2012

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 82.

Barry R. Sloane President & CEO	William P. Hornby, CPA Chief Financial Officer & Treasurer

February 23, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	81	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	72	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	62	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	50	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company
Fraser Lemley	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	63	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	72	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	56	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	85	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	58	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Mr. Baldwin became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of G. Baldwin & Co., a financial service firm. He was formerly CEO, Owner and Director of Kaler Carney Liffler, a multi state regional insurance agency; and subsequently he became Chairman of New England of Arthur J. Gallagher & Co., America’s third largest insurance broker. Mr. Baldwin’s extensive three-decade background in banking and insurance is relevant to Century’s insurance and financial customers and qualifies him to continue to serve as a director of the Company.

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

Ms. Jenkins-Scott became a director of the Company and of Century Bank and Trust Company in 2006. Ms. Jenkins-Scott is President of Boston’s Wheelock College. Ms. Jenkins-Scott’s experience as President of a college and expertise in the educational field as well as President and CEO of a non-profit entity, which is relevant to certain customer relationships of the Company, has qualified her to serve as director of the Company.

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

Mr. Mercurio became a director of the Company in 1990 and a director of Century Bank and Trust Company in 1995 and voluntarily resigned in 2004. He was then re-elected in 2010. In December, 2010, Mr. Mercurio retired as Executive Vice President of Boston University having completed 38 years of service. He currently serves as CEO of TJAC Development and maintains a Higher Education Business Consulting Practice. Mr. Mercurio’s experience in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

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

On December 19, 2011, Roger S. Berkowitz resigned from his positions as a director of the Company and Century Bank and Trust Company, positions which he had held since 1996 and 1992 respectively. Mr. Berkowitz, who is President and CEO of Legal Sea Foods, Inc., was elected to the Board of Directors of the Federal Reserve Bank of Boston and it is required by law that he relinquish any position that he holds in any other bank.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 85 years old.
Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 56 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 45 years old. He joined the Company in 2007. Formerly he was Senior Vice President at Capital Crossing Bank.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 48 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 51 years old.
Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 50 years old. She joined the Company in 1983.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 56 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, George R. Baldwin, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2011.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by Codification of Statements on Auditing Standards, which we refer to as SAS, No. 114, as amended (American Institute of Certified Public Accountants, Professional Standards, Vol. 1, AU section 380) as adopted by the PCAOB in Rule 3200T. SAS No. 114 requires KPMG LLP to discuss with our Audit Committee, among other things, the following:

•	Views about the qualitative aspects of our accounting practices, including accounting policies and estimates and financial statement disclosures;

•	Significant difficulties, if any, encountered during the audit;

•	Uncorrected misstatements, other than those that KPMG LLP believes are trivial, if any;

•	Disagreements with management, if any;

•

Other findings or issues, if any, arising from the audit that in KPMG LLP judgment, are significant and relevant to those charged with governance with respect to their oversight of the financial reporting process;

•	Material, corrected misstatements that were brought to the attention of management as a result of audit procedures;

•	Representations the auditor is requesting from management; and

•	Management’s consultations with other accountants.

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

Based on the review and discussions referred to in the paragraphs above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

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

Board Leadership Structure

The Company has implemented a careful succession plan by separating the CEO and Chairman’s position. The positions were separated to retain Marshall M. Sloane, who is a valuable asset given his history with the Company and his experience, as Chairman. Barry R. Sloane is the CEO. Marshall M. Sloane continues as Chairman of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers, Directors or beneficial owners of more than 10% of the Company’s Class A Common Stock failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2011, or in prior fiscal years.

ITEM 11.     EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2011.

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

Composition and Responsibilities of the Compensation Committee

The Compensation Committee is a committee of the Board of Directors composed of Fraser Lemley as Chairman and Jon Westling, each of whom the Board has determined is independent as defined by the FINRA current listing standards. Until his resignation as a director on December 19, 2011 to become a director of the Federal Reserve Bank of Boston, Roger S. Berkowitz also served as a member of the Compensation Committee.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision, one separation agreement and did not award stock incentive awards for fiscal year 2011. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

Compensation Discussion and Analysis

Philosophy and Objectives of Company

The Company’s executive compensation philosophy is based on the following principles:

•	Compensation programs should be designed to attract and retain executives, to motivate them to achieve and to reward them appropriately for their performance.

•	Compensation should be competitive and equitable in light of the executive’s responsibilities, experience, and performance.

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

Compensation Consultant

When making determinations regarding the compensation paid to our executives the Compensation Committee and the Board of Directors rely, in part, on the expertise of our independent compensation consultant, Thomas Warren & Associates, to conduct an assessment of our executive compensation. In addition to conferring with certain executives, the consultant works with internal company support staff to obtain compensation and market data. Thomas Warren & Associates identifies a group of peer companies in consideration of such factors as asset size, geography, type of financial services offered and the complexity and scope of operations and makes use of executive compensation comparisons, published surveys and peer analyses.

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2011.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the amounts, if any, to be awarded. In recognition of the Company’s performance, discretionary awards were granted for fiscal 2011. Those for the Chief Executive Officer and the other Named Executive Officers are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2011.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2011 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 95 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 97.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2011 and received matching contributions up to a maximum of $4,900.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2011 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 98.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired a life insurance policy providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2011.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane a 11% salary increase in 2011. In recognition of the Company’s financial performance in 2011, the Company also granted a $126,477 cash bonus payable to Mr. Barry R. Sloane. Total compensation granted to the Chief Executive Officer for 2011 is described in the Summary Compensation Table in the statement.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for Named Executive Officers, Messrs. David Woonton, Paul Evangelista, and Brian Feeney were increased by 5.3%, 5.3% and 5.3% respectively in 2011. Mr. William Hornby’s base salary was increased by 13% in recognition of his contributions and to better align his compensation with the market. Acknowledging Linda Sloane Kay’s increased management responsibilities, Ms. Kay’s base salary was increased to $237,010. In light of the Company’s financial performance in 2011, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $314,407 per year during 2011 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2011 as noted on the Summary Compensation Table.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2011 for filing with the SEC.

/s/ Fraser Lemley, Chairman

/s/ Jon Westling

/s/ Roger S. Berkowitz

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2011 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(3)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($)(1)	Total ($)
Marshall M. Sloane (2)	2011	—	—	—	—	—	689,205	689,205
Chairman of the Board,	2010	—	—	—	—	—	545,375	545,375
Century Bancorp, Inc. and	2009	—	—	—	—	—	481,095	481,095
Century Bank and Trust Company
Barry R. Sloane	2011	505,810	126,477	—	—	740,650	35,966	1,408,903
President and CEO, Century	2010	455,685	50,000	—	—	347,866	35,302	888,853
Bancorp, Inc. and Century Bank	2009	442,412	35,000	—	—	365,774	29,921	873,107
and Trust Company
David B. Woonton	2011	300,012	60,000	—	—	495,546	12,403	867,961
Executive Vice President,	2010	285,007	30,000	—	—	239,841	11,700	566,548
Century Bank and Trust Company	2009	276,706	20,000	—	—	243,416	10,907	551,029
Paul A. Evangelista	2011	300,012	60,000	—	—	400,656	10,304	770,972
Executive Vice President,	2010	285,007	30,000	—	—	169,197	10,584	494,788
Century Bank and Trust Company	2009	276,706	20,000	—	—	171,039	9,224	476,969
Brian J. Feeney	2011	237,009	47,400	—	—	153,587	6,608	444,604
Executive Vice President,	2010	225,009	30,000	—	—	74,298	7,494	336,801
Century Bank and Trust Company	2009	210,008	20,000	—	—	89,004	6,132	325,144
William P. Hornby	2011	261,885	52,375	—	—	76,778	7,048	398,086
Chief Financial Officer and	2010	231,759	30,000	—	—	30,451	6,884	299,094
Treasurer, Century Bancorp, Inc.	2009	225,008	20,000	—	—	19,178	6,242	270,428
and Century Bank and
Trust Company
Linda Sloane Kay	2011	237,010	47,400	—	—	115,732	8,689	408,831
Executive Vice President	2010	175,007	30,000	—	—	46,600	7,955	259,562
Century Bank and Trust Company	2009	150,006	20,000	—	—	27,565	5,922	203,493

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.

(2)	This amount, for 2011, includes $314,407 for consulting services, $186,260 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $31,900 for Director fees, $126,477 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

(3)	In addition, Jonathan G. Sloane, who entered into a separation agreement on May 11, 2010, received $442,412 under the agreement as further described previously under “Separation Agreement”.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2011. No stock awards are unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Marshall M. Sloane	—	—	—	—	—
Chairman of the Board
Barry R. Sloane	7,000	—	—	31.83	09/17/14
President and CEO
David B. Woonton	2,000	—	—	22.50	04/01/12
Executive Vice President	2,000	—	—	26.68	01/21/13
Century Bank and Trust Company	2,500	—	—	31.83	09/17/14
Paul A. Evangelista	2,000	—	—	26.68	01/21/13
Executive Vice President	2,500	—	—	31.83	09/17/14
Century Bank and Trust Company
Brian J. Feeney	500	—	—	22.50	04/01/12
Executive Vice President	500	—	—	26.68	01/21/13
Century Bank and Trust Company	500	—	—	31.83	09/17/14
William P. Hornby	—	—	—	—	—
Chief Financial Officer and Treasurer
Linda Sloane Kay	250	—	—	26.68	01/21/13
Executive Vice President	350	—	—	31.83	09/17/14
Century Bank and Trust Company

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2011 ($) (1)	Payments During Last Fiscal Year 12/31/2011 ($)
Marshall M. Sloane	Defined Benefit	33	673,306	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	8	106,219	—
President and CEO	Pension Plan
David B. Woonton	Defined Benefit	12	300,162	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	12	201,500	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	22	235,199	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan
Linda Sloane Kay	Defined Benefit	11	75,343	—
Executive Vice President	Pension Plan
Century Bank and Trust Company

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.50% and the Mortality Table used is the 2011 Mortality Table.

(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2011 ($)(1)	Payments During Last Fiscal Year- 12/31/2011 ($)
Marshall M. Sloane (2)	Supplemental Executive	33	3,091,295	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane	Supplemental Executive	10	2,090,591	—
President and CEO	Insurance/Retirement Plan
David B. Woonton (2)	Supplemental Executive	12	1,510,011	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista (2)	Supplemental Executive	12	974,895	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney (2)	Supplemental Executive	4	207,534	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby (2)	Supplemental Executive	3	126,407	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan
Linda Sloane Kay (2)	Supplemental Executive	3	136,041	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.50% and the Mortality Table used is the 2011 Mortality Table.

(2)	As of January 1, 2011, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 55%, 77.5%, 77.5%, 0%, 0% and 0% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $10,000 retainer per year, $250 per Company Board meeting attended, $750 per Bank Board meeting attended and $700 per committee meeting attended. Joseph Senna receives $1,500 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2011

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
George R. Baldwin	33,700	—	33,700
Roger S. Berkowitz	22,400	—	22,400
Marshall I. Goldman	22,800	—	22,800
Russell B. Higley	24,600	—	24,600
Jackie Jenkins-Scott	27,800	—	27,800
Linda Sloane Kay	—	—	—
Fraser Lemley	30,900	—	30,900
Joseph P. Mercurio	29,050	—	29,050
Joseph J. Senna	35,150	—	35,150
Barry R. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	23,850	—	23,850
George F. Swansburg(2)	31,900	14,500	46,400
Jon Westling	23,200	—	23,200

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2011, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2011, there were 3,548,317 shares of Class A Common Stock and 1,994,380 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned		% B Owned
Wellington Management Company, LLP(8)	297,847		8.39%
280 Congress Street, Boston, MA 02210
Castine Capital Management, LLC(10)	279,928		7.89%
One International Place, Suite 2401, Boston, MA 02110
Sandler O’Neill Asset Management, LLC(11)	247,400		6.97%
780 Third Avenue, New York, NY 10017
Jacobs Asset Management, LLC(9)	213,299		6.01%
11 East 26th Street, Suite 1900, New York, NY 10010
Marshall M. Sloane(a)	30,848	(1)	0.87%	1,721,841	(2)	86.33%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Paul A. Evangelista(b)	4,418	(12)	0.12%
Brian J. Feeney(b)	766	(13)	0.02%
Marshall I. Goldman(a)	5,784	(3)	0.16%	30,000	(4)	1.50%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	9,653	(6)	0.27%	60,000		3.01%
Fraser Lemley(a)	17,659		0.50%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	25,000	(5)	0.70%
Barry R. Sloane(a)(b)	4,041	(7)	0.11%
Stephanie Sonnabend(a)	4,397		0.12%
George F. Swansburg(a)	32,251		0.91%
Jon Westling(a)	6,473		0.18%
David B. Woonton(b)	500	(14)	0.01%
All directors and officers as a group (17 in number) (iii)	152,851		4.31%	1,811,841		90.85%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,021 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,580 shares held by Sloane Family Enterprises LP, and does not include 94,239 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 94,239 shares and 1,694,580 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Does not include 22,822 shares held of record by Mr. Senna’s children; Mr. Senna disclaims beneficial ownership of such shares.

(6)	Includes 9,418 shares owned by Ms. Kay’s spouse and 10 shares owned by Ms. Kay’s children. Does not include unexercised stock options of 600 shares.

(7)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Does not include unexercised stock options of 7,000 shares. Includes 3,111 shares pledged.

(8)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Wellington Management Company, LLP on February 14, 2012.

(9)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 14, 2012.

(10)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Castine Capital Management, LLC on February 14, 2012.

(11)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Sandler O’Neill Asset Management, LLC on February 14, 2012.

(12)	Does not include unexercised stock options of 4,500 shares.

(13)	Does not include unexercised stock options of 1,500 shares.

(14)	Does not include unexercised stock options of 6,500 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

NASDAQ Stock Market (“NASDAQ”) rules, and our governance principles, require that at least a majority of our Board be composed of “independent” directors. All of our directors other than Marshall M. Sloane, Barry R. Sloane, Linda Sloane Kay, George F. Swansburg and Russell B. Higley, Esq. are “independent” within the meaning of both the NASDAQ rules and our own corporate governance principles. Nine of our thirteen directors, therefore, are currently “independent” directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Description of Fees	Fiscal 2011 Amount	Fiscal 2010 Amount
Audit fees(1)	$363,000	$356,500
Audit-related fees(2)	—	—
Tax fees(3)	44,400	46,930
Other fees	—	—

	$407,400	$403,430

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2011 and 2010

Consolidated Statements of Income — Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows-Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10Q.
3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.

10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	Supplemental Executive Retirement and Insurance Plan, as amended on December 1, 2008, incorporated by reference previously filed with an 8-K filed on January 21, 2009.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.5	Supplemental Executive Retirement and Insurance plan, as amended on July 14, 2009, incorporated by reference previously filed with an 8-K filed on July 16, 2009.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.10	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.11	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Paul V. Cusick, Jr. dated as of June 28, 2007, incorporated by reference previously filed with an 8-K filed on June 29, 2007.
10.12	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.13	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.14	Severance agreement among Century Bancorp, Inc., Century Bank and Trust Company and Jonathan G. Sloane dated April 30, 2010 incorporated by reference previously filed with an 8-K on May 14, 2010.
14	Code of ethics, amended February 12, 2008, incorporated by reference previously filed with an 8-K filed on February 19, 2008.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2012.

Century Bancorp, Inc.

By:	/S/ MARSHALL M. SLOANE
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/S/ GEORGE R. BALDWIN	/S/ STEPHANIE SONNABEND
George R. Baldwin, Director	Stephanie Sonnabend, Director
/S/ MARSHALL I. GOLDMAN	/S/ GEORGE F. SWANSBURG
Marshall I. Goldman, Ph.D., Director	George F. Swansburg, Director

/S/ RUSSELL B. HIGLEY	/S/ JON WESTLING
Russell B. Higley, Esquire, Director	Jon Westling, Director

/S/ JACKIE JENKINS-SCOTT	/S/ MARSHALL M. SLOANE
Jackie Jenkins-Scott, Director	Marshall M. Sloane, Chairman

/S/ LINDA SLOANE KAY	/S/ BARRY R. SLOANE
Linda Sloane Kay, Director	Barry R. Sloane, Director,
Executive Vice President, Century Bank and	President and Chief Executive Officer
Trust Company

/S/ FRASER LEMLEY	/S/ WILLIAM P. HORNBY
Fraser Lemley, Director	William P. Hornby, CPA, Chief Financial
Officer and Treasurer

/S/ JOSEPH P. MERCURIO	/S/ ANTHONY C. LAROSA
Joseph P. Mercurio, Director	Anthony C. LaRosa, CPA, Senior Vice President, Century Bank and Trust Company, Principal Accounting Officer

/S/ JOSEPH SENNA
Joseph Senna, Director