Form 10-Q
period 2012-03-31
CENTURY BANCORP INC
filed 2012-05-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

As of April 30, 2012, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,556,429 Shares
Class B Common Stock, $1.00 par value	1,991,880 Shares

Century Bancorp, Inc.

		Page Number
Index
Part I	Financial Information

	Forward Looking Statements	3

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets: March 31, 2012 and December 31, 2011	4

	Consolidated Statements of Income: Three months ended March 31, 2012 and 2011	5

	Consolidated Statements of Comprehensive Income Three months ended March 31, 2012 and 2011	6

	Consolidated Statements of Changes in Stockholders’ Equity: Three months ended March 31, 2012 and 2011	7

	Consolidated Statements of Cash Flows: Three months ended March 31, 2012 and 2011	8

	Notes to Consolidated Financial Statements	9-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34-35

Part II.	Other Information

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

Signatures		37

Exhibits	Ex-31.1
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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$43,266	$50,187
Federal funds sold and interest-bearing deposits in other banks	87,996	157,579

Total cash and cash equivalents	131,262	207,766

Short-term investments	13,303	18,351
Securities available-for-sale, amortized cost $1,297,282 and $1,244,972, respectively	1,313,839	1,258,676
Securities held-to-maturity, fair value $321,917 and $184,822, respectively	316,223	179,368
Federal Home Loan Bank of Boston stock, at cost	15,146	15,531
Loans, net:
Commercial and industrial	81,882	82,404
Construction and land development	36,937	56,819
Commercial real estate	502,413	487,495
Residential real estate	249,981	239,307
Home equity	109,817	110,786
Consumer and other	6,946	7,681

Total loans, net	987,976	984,492
Less: allowance for loan losses	17,434	16,574

Net loans	970,542	967,918

Bank premises and equipment	21,848	21,757
Accrued interest receivable	6,094	6,022
Goodwill	2,714	2,714
Core deposit intangible	23	120
Other assets	64,978	65,002

Total assets	$2,855,972	$2,743,225

Liabilities
Deposits:
Demand deposits	$360,308	$365,854
Savings and NOW deposits	746,741	708,988
Money market accounts	645,143	616,241
Time deposits	439,474	433,501

Total deposits	2,191,666	2,124,584

Securities sold under agreements to repurchase	142,230	143,320
Other borrowed funds	241,143	244,143
Subordinated debentures	36,083	36,083
Due to broker	44,423	—
Other liabilities	34,490	34,446

Total liabilities	2,690,035	2,582,576

Stockholders’ Equity
Preferred stock - $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,556,429 shares and 3,548,317 shares, respectively	3,556	3,548
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,991,880 and 1,994,380 shares, respectively	1,992	1,994
Additional paid-in capital	11,708	11,587
Retained earnings	149,302	146,039

	166,558	163,168
Unrealized gains on securities available-for-sale, net of taxes	10,055	8,319
Pension liability, net of taxes	(10,676)	(10,838)

Total accumulated other comprehensive income(loss), net of taxes	(621)	(2,519)

Total stockholders’ equity	165,937	160,649

Total liabilities and stockholders’ equity	$2,855,972	$2,743,225

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2012	2011
Interest income
Loans	$12,048	$12,105
Securities held-to-maturity	1,463	1,773
Securities available-for-sale	5,715	5,353
Federal funds sold and interest-bearing deposits in other banks	139	347

Total interest income	19,365	19,578

Interest expense
Savings and NOW deposits	534	712
Money market accounts	605	705
Time deposits	1,681	2,279
Securities sold under agreements to repurchase	92	110
Other borrowed funds and subordinated debentures	2,051	1,845

Total interest expense	4,963	5,651

Net interest income	14,402	13,927
Provision for loan losses	1,100	1,200

Net interest income after provision for loan losses	13,302	12,727
Other operating income
Service charges on deposit accounts	1,988	1,887
Lockbox fees	699	737
Net gain on sales of investments	148	164
Other income	784	747

Total other operating income	3,619	3,535

Operating expenses
Salaries and employee benefits	8,141	7,341
Occupancy	1,122	1,251
Equipment	583	558
FDIC assessments	407	735
Other	2,547	2,325

Total operating expenses	12,800	12,210

Income before income taxes	4,121	4,052
Provision for income taxes	313	327

Net income	$3,808	$3,725

Share data:
Weighted average number of shares outstanding, basic	5,544,748	5,540,583
Weighted average number of shares outstanding, diluted	5,545,711	5,541,927
Net income per share, basic	$0.69	$0.67
Net income per share, diluted	$0.69	$0.67
Cash dividends paid:
Class A common stock	$0.12	$0.12
Class B common stock	$0.06	$0.06

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2012	2011
Net income	$3,808	$3,725
Other comprehensive income, net of tax:
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during period	1,884	(523)
Less: reclassification adjustment for gains included in net income	(148)	(164)

	1,736	(687)
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	162	95

Other comprehensive income (loss)	1,898	(592)

Comprehensive income	$5,706	$3,133

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2012 and 2011

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	3,725	—	3,725
Unrealized holding losses arising during period, net of $482 in taxes and $164 in realized net gains	—	—	—	—	(687)	(687)
Pension liability adjustment, net of $63 in taxes	—	—	—	—	95	95
Comprehensive income
Conversion of class B common stock to class A common stock, 14,500 shares	14	(14)	—	—	—	—
Stock options exercised, 350 shares	1	—	5	—	—	6
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(424)	—	(424)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(120)	—	(120)

Balance at March 31, 2011	$3,544	$1,997	$11,542	$134,707	$(4,170)	$147,620

Balance at December 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649
Net income	—	—	—	3,808	—	3,808
Unrealized holding gains arising during period, net of $1,117 in taxes and $148 in realized net gains	—	—	—	—	1,736	1,736
Pension liability adjustment, net of $189 in taxes	—	—	—	—	162	162
Comprehensive income
Conversion of class B common stock to class A common stock, 2,500 shares	2	(2)	—	—	—	—
Stock options exercised, 5,612 shares	6	—	121	—	—	127
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(425)	—	(425)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(120)	—	(120)

Balance at March 31, 2012	$3,556	$1,992	$11,708	$149,302	$(621)	$165,937

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,808	$3,725
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of investments	(148)	(164)
Provision for loan losses	1,100	1,200
Deferred income taxes	(444)	(421)
Net depreciation and amortization	1,505	1,411
Decrease (increase) in accrued interest receivable	(72)	33
Increase in other assets	(785)	596
Increase (decrease) in other liabilities	325	748

Net cash provided by operating activities	5,289	7,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	11,101	37,098
Purchase of short-term investments	(6,053)	(34,131)
Proceeds from maturities of securities available-for-sale	144,891	99,533
Proceeds from sales of securities available-for-sale	72,198	12,642
Purchase of securities available-for-sale	(249,934)	(175,589)
Proceeds from maturities of securities held-to-maturity	24,776	25,918
Purchase of securities held-to-maturity	(137,000)	—
Net (increase) decrease in loans	(3,712)	(38,981)
Capital expenditures	(634)	(319)

Net cash used in investing activities	(144,367)	(73,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	5,973	82,436
Net increase in demand, savings, money market and NOW deposits	61,109	47,919
Net proceeds from exercise of stock options	127	6
Cash dividends	(545)	(544)
Net increase (decrease) in securities sold under agreements to repurchase	(1,090)	11,040
Net decrease in other borrowed funds	(3,000)	(23,975)

Net cash provided by financing activities	62,574	116,882

Net (decrease) increase in cash and cash equivalents	(76,504)	50,181
Cash and cash equivalents at beginning of period	207,766	188,552

Cash and cash equivalents at end of period	$131,262	$238,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,016	$5,533
Income taxes	190	434
Change in unrealized gains on securities available-for-sale, net of taxes	1,736	(687)
Pension liability adjustment, net of taxes	162	95
Due to broker	44,423	1,250

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2012 and 2011

Note 1. Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries: Century Subsidiary Investments, Inc. (“CSII”); Century Subsidiary Investments, Inc. II (“CSII II”); Century Subsidiary Investments, Inc. III (CSII III”); and Century Financial Services Inc. (“CFSI”). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. CFSI has the power to engage in financial agency, securities brokerage, and investment and financial advisory services and related securities credit. The Company also owns 100% of Century Bancorp Capital Trust II (“CBCT II”). The entity is an unconsolidated subsidiary of the Company.

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

On September 30, 2011, the Massachusetts Department of Revenue issued a Draft Directive prohibiting a corporation from pledging more than 50 percent of security corporation stock it owns to secure a borrowing, effective for tax years beginning on or after October, 2012. Century Bank currently utilizes the stock of two of its security corporations to secure Federal Home Loan Bank of Boston (“FHLBB”) advances. Should this draft directive have become effective, Century Bank would have had fewer assets available to secure FHLBB advances, or would have had a higher tax rate if it chose to utilize security corporations to a lesser extent. On April 6, 2012, the Massachusetts Department of Revenue issued an updated Draft Directive allowing a corporation to pledge up to 100% of security corporation stock it owns to secure a borrowing. This revised Draft Directive would allow Century Bank to continue to utilize existing assets to secure FHLBB advances without pledging limitations.

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2012 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	36,062	$28.90
Exercised	(5,612)	22.61
Forfeited	(450)	22.50

Outstanding at end of period	30,000	$30.17

Exercisable at end of period	30,000	$30.17

Available to be granted at end of period	223,534

On March 31, 2012, the outstanding options to purchase 30,000 shares of Class A common stock have exercise prices between $26.68 and $31.83, with a weighted average exercise price of $30.17 and a weighted average remaining contractual life of 2.0 years. The intrinsic value of options exercisable at March 31, 2012 had an aggregate value of $5,952. The intrinsic value of options exercised at March 31, 2012 had an aggregate value of $26,311.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first quarter of 2012.

Note 4. Securities Available-for-Sale

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In thousands)
U.S. Treasury	$1,999	$9	$—	$2,008	$1,999	$13	$—	$2,012
U.S. Government Sponsored Enterprises	116,957	165	21	117,101	174,657	311	11	174,957
Small Business Administration	8,430	94	—	8,524	8,714	87	—	8,801
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,121,934	17,909	781	1,139,062	1, 020,752	16,262	1,176	1,035,838
Privately Issued Residential Mortgage Backed Securities	3,392	—	167	3,225	3,509	—	311	3,198
Obligations Issued by States and Political Subdivisions	30,802	76	958	29,920	21,515	84	957	20,642
Other Debt Securities	13,258	165	44	13,379	13,293	—	683	12,610
Equity Securities	510	110	—	620	533	85	—	618

Total	$1,297,282	$18,528	$1,971	$1,313,839	$1,244,972	$16,842	$3,138	$1,258,676

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $476,920,000 and $488,690,000 at March 31, 2012 and December 31, 2011, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $265,267,000 and $246,036,000 at March 31, 2012 and December 31, 2011, respectively. The Company realized gross gains of $148,000 from the proceeds of $72,198,000 from the sales of available-for-sale securities for the three months ended March 31, 2012. The Company realized gross gains of $164,000 from the proceeds of $12,642,000 from the sales of available-for-sale securities for the three months ended March 31, 2011.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2012.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$83,590	$84,599
After one but within five years	963,384	977,449
After five but within ten years	233,396	235,375
More than 10 years	14,902	14,339
Non-maturing	2,010	2,077

Total	$1,297,282	$1,313,839

The weighted average remaining life of investment securities available-for-sale at March 31, 2012 was 3.9 years. Included in the weighted average remaining life calculation at March 31, 2012 was $106,957,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2012 and December 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2012. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 65 and 6 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 419 holdings at March 31, 2012.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Temporarily Impaired Investments
U.S. Government Sponsored Enterprises	$19,976	$21	$—	$—	$19,976	$21
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	368,548	781	—	—	368,548	781
Privately Issued Residential Mortgage Backed Securities	—	—	3,225	167	3,225	167
Obligations Issued by States and Political Subdivisions	—	—	3,725	958	3,725	958
Other Debt Securities	5,538	1	1,457	43	6,995	44

Total temporarily impaired securities	394,062	$803	$8,407	$1,168	$402,469	$1,971

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

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Temporarily Impaired Investments
U.S. Government Sponsored Enterprises	$14,989	$11	$—	$—	$14,989	$11
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	331,469	1,176	—	—	331,469	1,176
Privately Issued Residential Mortgage Backed Securities	—	—	3,198	311	3,198	311
Obligations Issued by States and Political Subdivisions	—	—	3,725	957	3,725	957
Other Debt Securities	10,542	652	1,468	31	12,010	683
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$357,000	$1,839	$8,391	$1,299	$365,391	$3,138

Note 5. Investment Securities Held-to-Maturity

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$24,665	$9	$44	$24,620	$26,979	$36	$2	$27,013
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	291,568	6,115	386	297,297	152,389	5,435	15	157,809

Total	$316,223	$6,124	$430	$321,917	$179,368	$5,471	$17	$184,822

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $24,377,000 and $8,885,000 at March 31, 2012 and December 31, 2011, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $114,692,000 and $49,345,000 at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2012.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$6,311	$6,440
After one but within five years	239,130	244,509
After five but within ten years	70,499	70,682
More than ten years	283	286

Total	$316,223	$321,917

The weighted average remaining life of investment securities held-to-maturity at March 31, 2012 was 4.3 years. Included in the weighted average remaining life calculation at March 31, 2012 were $19,655,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2012 and December 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 and December 31, 2011.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2012. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 8 and 1 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 107 holdings at March 31, 2012.

	March 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Temporarily Impaired Investments
U.S. Government Sponsored Enterprises	$12,698	$44	$—	$—	$12,698	$44
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	34,068	369	5,368	17	39,436	386

Total temporarily impaired securities	$46,766	$413	$5,368	$17	$52,314	$430

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

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Temporarily Impaired Investments
U.S. Government Sponsored Enterprises	$4,994	$2	$—	$—	$4,994	$2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	5,367	15	—	—	5,367	15

Total temporarily impaired securities	$10,361	$17	$—	$—	$10,361	$17

Note 6. Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2012	2011
Allowance for loan losses, beginning of period	$16,574	$14,053
Loans charged off	(424)	(589)
Recoveries on loans previously charged-off	184	294

Net charge-offs	(240)	(295)
Provision charged to expense	1,100	1,200

Allowance for loan losses, end of period	17,434	$14,958

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2012 follows:

	Construction and land development	Commercial and industrial	Commercial real estate	Residential real estate	Consumer and other	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574
Charge-offs	—	(111)	—	(159)	(154)	—	—	(424)
Recoveries	—	42	1	5	136	—	—	184
Provision	27	150	774	52	(21)	37	81	1,100

Balance at March 31, 2012	$2,920	$3,220	$7,341	$1,784	$317	$741	$1,111	$17,434

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$493	$525	$93	$—	$—	$—	$2,111
Amount of allowance for loan losses for loans not deemed to be impaired	$1,920	$2,727	$6,816	$1,691	$317	$741	$1,111	$15,323
Loans:
Ending balance	$36,937	$81,882	$502,413	$249,981	$6,946	$109,817	$—	$987,976
Loans deemed to be impaired	$1,500	$1,721	$4,541	$515	$—	$—	$—	$8,277
Loans not deemed to be impaired	$35,437	$80,161	$497,872	$249,466	$6,946	$109,817	$—	$979,699

Further information pertaining to the allowance for loan losses at March 31, 2011 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053
Charge-offs	—	(156)	—	(279)	(154)	—	—	(589)
Recoveries	—	146	—	14	134	—	—	294
Provision	226	479	350	348	8	(18)	(193)	1,200

Ending balance at March 31, 2011	$1,978	$3,632	$6,021	$1,801	$286	$707	$533	$14,958

Amount of allowance for loan losses for loans deemed to be impaired	$—	$709	$351	$1	$—	$—	$—	1,061
Amount of allowance for loan losses for loans not deemed to be impaired	$1,978	$2,923	$5,670	$1,800	$286	$707	$533	$13,897
Loans:
Ending balance	$54,027	$90,696	$448,772	$231,876	$6,340	$113,151	$—	$944,862
Loans deemed to be impaired	$4,000	$1,430	$6,069	$34	$—	$—	$—	$11,533
Loans not deemed to be impaired	$50,027	$89,266	$442,703	$231,842	$6,340	$113,151	$—	$933,329

The company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2012 and December 31, 2011.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2012 and December 31, 2011.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2012 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2012.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$28,047	$79,652	$493,543
4 (Monitor)	7,390	509	4,329
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,721	4,541

Total	$36,937	$81,882	$502,413

The following table presents the Company’s loans by risk rating at December 31, 2011.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3(Pass)	$48,298	$80,140	$478,186
4 (Monitor)	7,021	739	4,748
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,525	4,561

Total	$56,819	$82,404	$487,495

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2012 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$35,437	$36,937
Commercial and industrial	600	1,026	447	2,073	79,809	81,882
Commercial real estate	2,128	719	296	3,143	499,270	502,413
Residential real estate	2,612	1,219	—	3,831	246,150	249,981
Consumer and overdrafts	243	10	—	253	6,693	6,946
Home equity	1,140	99	—	1, 239	108,578	109,817

Total	$6,723	$4,573	$743	$12,039	$975,937	$987,976

Further information pertaining to the allowance for loan losses at December 31, 2011 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$55,319	$56,819
Commercial and industrial	1,417	763	18	2,198	80,206	82,404
Commercial real estate	2,528	736	—	3,264	484,231	487,495
Residential real estate	2,635	2,324	—	4,959	234,348	239,307
Consumer and overdrafts	519	9	—	528	7,153	7,681
Home equity	171	495	—	666	110,120	110,786

Total	$7,270	$5,827	$18	$13,115	$971,377	$984,492

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

The following is information pertaining to impaired loans for March 31, 2012:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value	Interest Income Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$1,125	$—
Commercial and industrial	214	259	—	357	—
Commercial real estate	179	202	—	181	—
Residential real estate	32	32	—	145	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$425	$493	$—	$1,808	$—

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$375	$—
Commercial and industrial	1,507	1,730	493	1,285	14
Commercial real estate	4,362	4,394	525	4,002	34
Residential real estate	483	482	93	789	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$7,852	$9,898	$2,111	$6,451	$49

Total
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—
Commercial and industrial	1,721	1,989	493	1,642	14
Commercial real estate	4,541	4,596	525	4,183	34
Residential real estate	515	514	93	934	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$8,277	$10,391	$2,111	$8,259	$49

The following is information pertaining to impaired loans at March 31, 2011:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value	Interest Income Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$4,000	$8,504	$—	$3,087	$—
Commercial and industrial	343	531	—	731	86
Commercial real estate	192	192	—	1,727	122
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$4,535	$9,227	$—	$5,545	$208

With required reserve recorded:
Construction and land development	$—	$—	$—	$1,531	$—
Commercial and industrial	1,087	1,098	709	810	44
Commercial real estate	5,877	5,905	351	1,491	42
Residential real estate	34	34	1	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$6,998	$7,037	$1,061	$3,832	$86

Total
Construction and land development	$4,000	$8,504	$—	$4,618	$—
Commercial and industrial	1,430	1,629	709	1,541	130
Commercial real estate	6,069	6,097	351	3,218	164
Residential real estate	34	34	1	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$11,533	$16,264	$1,061	$9,377	$294

There were no troubled debt restructurings occurring during the three month period ended March 31, 2012.

Troubled Debt Restructurings occurring during the three month period ended March 31, 2011:

	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
	(Dollars in thousands)
Commercial and industrial	1	$34	$33
Commercial real estate	1	440	436

Total	2	$474	$469

Troubled Debt Restructurings were identified as a modification where a concession was granted to a customer who is having financial difficulties. This concession may be below market rate, longer amortization/term, and a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations. The loans were modified, for both the commercial and industrial and commercial real estate loans, by reducing interest rates as well as extending terms on the loans. The financial impact of the modifications for performing commercial and industrial loans were $1,349 reduction in principal and $275 reduction in interest payments for the quarter ended March 31, 2011. The financial impact of the modifications for performing commercial real estate were $530 reduction in principal and $2,394 reduction in interest payments for the quarter ended March 31, 2011.

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

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2012	2011	2012	2011
	(In thousands)
Service cost	$274	$211	$356	$170
Interest	324	355	231	233
Expected return on plan assets	(410)	(399)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	28
Recognized net actuarial losses	184	123	84	32

Net periodic benefit cost	$346	$264	$700	$463

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $1,800,000 to the Pension Plan in 2012. As of March 31, 2012, $450,000 of the contribution had been made. The Company expects to contribute an additional $1,350,000 by the end of the year.

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

The results of the fair value hierarchy as of March 31, 2012, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

Securities AFS Fair Value Measurements Using

	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,008	$—	$2,008	$—
U.S. Government Sponsored Enterprises	117,102	—	117,102	—
SBA Backed Securities	8,524	—	8,524	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	1,139,062	—	1,139,062	—
Privately Issued Residential Mortgage Backed Securities	3,225	—	3,225	—
Obligations Issued by States and Political Subdivisions	29,920	—	2,138	27,782
Other Debt Securities	13,378	—	13,378	—
Equity Securities	620	226	—	394

Total	$1,313,839	$226	$1,285,437	$28,176

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	3,848	—	—	3,848
Other Real Estate Owned	1,183	—	—	1,183

Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for the three-month period ended March 31, 2012 amounted to $1.4 million. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category.

There were no transfers between level 1 and 2 for the three months ended March 31, 2012. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month period ended March 31, 2012.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS	$28,176	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	3,848	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 25% discount
Other real estate owned	1,183	Appraisal of collateral (1)	Appraisal adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages

The changes in Level 3 securities for the three-month period ended March 31, 2012 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2011	$3,725	$14,772	$417	$18,914
Purchases	—	12,730	—	12,730
Maturities and calls	—	(3,434)	(23)	(3,457)
Amortization	—	(11)	—	(11)
Changes in fair value	—	—	—	—

Balance at March 31, 2012	$3,725	$24,057	$394	$28,176

The amortized cost of Level 3 securities was $29,135,000 at March 31, 2012 with an unrealized loss of $959,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the three-month period ended March 31, 2011, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2010	$4,393	$15,988	$279	$20,660
Purchases	—	4,296	—	4,296
Maturities and calls	—	(3,300)	—	(3,300)
Amortization	—	—	—	—
Changes in fair value	—	—	—	—

Balance at March 31, 2011	$4,393	$16,984	$279	$21,656

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

The assumptions used below are expected to approximate those that market participants would use in valuing these financial instruments.

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of timing, amount of expected future cash flows and the credit standing of the issuer. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In some cases, the fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.

Securities held-to-maturity: The fair values of these securities were based on quoted market prices, where available, as provided by third-party investment portfolio pricing vendors. If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources. Management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy” provided by FASB.

Loans: For variable-rate loans, that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of other loans is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Incremental credit risk for nonperforming loans has been considered.

Time deposits: The fair value of time deposits was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments. The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Other borrowed funds: The fair value of other borrowed funds is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other borrowed funds of similar remaining maturities.

Subordinated debentures: The fair value of subordinated debentures is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other subordinated debentures of similar remaining maturities.

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2012
Financial assets:
Securities held-to-maturity	$316,223	$321,917	$—	$321,917	$—
Loans (1)	970,542	1,016,776	—	—	1,016,776
Financial liabilities:
Time deposits	439,474	447,532	—	447,532	—
Other borrowed funds	241,143	252,586	—	252,586	—
Subordinated debentures	36,083	41,972	—	—	41,972

December 31, 2011
Financial assets:
Securities held-to-maturity	179,368	184,822	—	184,822	—
Loans (1)	967,918	1,018,822	—	—	1,018,822
Financial liabilities:
Time deposits	433,501	439,711	—	439,711	—
Other borrowed funds	244,143	258,165	—	258,165	—
Subordinated debentures	36,083	43,063	—	—	43,063

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in this update will be effective for interim and annual reporting periods beginning on or after December 15, 2011. The amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date and early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this Update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application was permitted. The Company has presented the requirements for this amendment in footnotes 8 and 9.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the consolidated statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with retrospective application required. Early application is permitted. There was no impact on the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation. In December 2011, the FASB elected to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Company has presented a separate financial statement as a result of this pronouncement.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors

(events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company implemented the provisions of ASU 2011-08 as of January 1, 2012. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $2.9 billion as of March 31, 2012. The Company presently operates 24 banking offices in 17 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

During July 2010, the Company entered into a lease agreement to open a branch located at Newton Centre in Newton, Massachusetts. The branch opened on June 20, 2011.

During September 2010, the Company entered into a lease agreement to open a branch located in Andover, Massachusetts. The branch is scheduled to open during the second quarter of 2012.

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

The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 189 (54%) of the 351 cities and towns in Massachusetts.

Net income for the first quarter ended March 31, 2012 were $3,808,000, or $0.69 per share diluted, compared to net income of $3,725,000, or $0.67 per share diluted, for the first quarter ended March 31, 2011.

Net interest income totaled $14.4 million for the first three months of 2012 compared to $13.9 million for the same period in 2011. The 3.4% increase in net interest income for the period is due to an 11.1% increase in the average balances of earning assets, combined with a similar increase in deposits, offset by a decrease in the net interest margin. The net interest margin decreased from 2.64% on a fully taxable equivalent basis in 2011 to 2.48% on the same basis for 2012.

The trends in the net interest margin are illustrated in the graph below:

The primary factor accounting for the general decrease in the net interest margin for the third quarter of 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. Pricing discipline continued through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments. During the third quarter of 2011 through the first quarter of 2012, management stabilized the net interest margin by continuing to lower cost of funds, and by deploying excess liquidity through expansion of the investment portfolio.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended March 31, 2012, the loan loss provision was $1.1 million compared to a provision of $1.2 million for the same period last year. The decrease in the provision was primarily due to management’s quantitative analysis of the loan portfolio. During the three months ended March 31, 2012, management provided $1.0 million for one large construction loan. Nonperforming loans decreased to $4.6 million at March 31, 2012 from $10.8 million on March 31, 2011.

The Company capitalized on favorable market conditions for the first quarter ended March 31, 2012 and realized net gains on sales of investments of $148,000, compared to $164,000 for the same period in 2011. Other income increased for the first quarter of 2012 compared to the same period last year primarily as a result of increased service charges on deposit accounts. Included in operating expenses for the first quarter ended March 31, 2012 are FDIC assessments of $407,000, compared to $735,000 for the same period in 2011. FDIC assessments decreased primarily as a result of a decrease in the assessment rate, offset somewhat by an increase in the assessment base.

For the first quarter of 2012, the Company’s effective income tax rate was 7.6% compared to 8.1% for last year’s corresponding quarter. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

Financial Condition

Loans

On March 31, 2012, total loans outstanding were $988.0 million, an increase of 0.4% from the total on December 31, 2011. At March 31, 2012, commercial real estate loans accounted for 50.9% and residential real estate loans, including home equity loans, accounted for 36.4% of total loans. The Company had $6.6 million of loans held for sale at March 31, 2012.

Commercial and industrial loans decreased to $81.9 million at March 31, 2012 from $82.4 million at December 31, 2011. Construction loans decreased to $36.9 million at March 31, 2012 from $56.8 million on December 31, 2011, primarily as a result of a large loan moving into permanent financing.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2012 was $17.4 million as compared to $16.6 million at December 31, 2011. The increase was due to quantitative factors associated with the loan loss reserve requirement. As part of the analysis, management provided $1.0 million for one large construction loan. Also, the level of the allowance for loan losses to total loans increased from 1.68% at December 31, 2011 to 1.76% at March 31, 2012. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased, primarily as a result of increases in required specific reserves associated with impaired loans. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•

Construction loans: The outstanding loan balance of construction loans at March 31, 2012 is $36.9 million. A major factor in nonaccrual loans is one large construction loan. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•

Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $487.8 million at March 31, 2012. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $186.8 million, at March 31, 2012. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•

Small business loans: The outstanding loan balances of small business loans is $ 43.6 million at March 31, 2012. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended March 31,
	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$16,574	$14,053
Loans charged off	(424)	(589)
Recoveries on loans previously charged-off	184	294

Net charge-offs	(240)	(295)
Provision charged to expense	1,100	1,200

Allowance for loan losses, end of period	$17,434	$14,958

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccruing loans	$4,573	$5,827
Loans past due 90 days or more and still accruing	$743	$18
Other real estate owned	$1,183	$1,183
Nonaccruing loans as a percentage of total loans	0.46%	0.59%
Accruing troubled debt restructures	$4,603	$4,634

Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Cash and Cash Equivalents

Cash and cash equivalents remained relatively stable during the first quarter of 2012.

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

Securities Available-for-Sale (at Fair Value)

	March 31, 2012	December 31, 2011
	(In thousands)
U.S. Treasury	$2,008	$2,012
U.S. Government Sponsored Enterprises	117,102	174,957
Small Business Administration	8,524	8,801
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,139,062	1,035,838
Privately Issued Residential Mortgage-backed Securities	3,225	3,198
Obligations issued by States and Political Subdivisions	29,920	20,642
Other Debt Securities	13,378	12,610
Equity Securities	620	618

Total Securities Available–for-Sale	$1,313,879	$1,258,676

During the first three months of 2012 the Company capitalized on favorable market conditions and realized $148,000 of gains on sales of investments. The sales of investments represented ten U.S. Government Sponsored Enterprise bonds totaling $72.2 million.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

	March 31, 2012	December 31, 2011
	(In thousands)
U.S. Government Sponsored Enterprises	$24,655	$26,979
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	291,568	152,389

Total Securities Held-to-Maturity	$316,223	$179,368

At March 31, 2012 and December 31, 2011, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $1.3 billion at March 31, 2012, an increase of 4.4% from December 31, 2011. Purchases of securities available-for-sale totaled $249.9 million for the three months ended March 31, 2012. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.9 years.

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

Securities available-for-sale totaling $28.2 million, or 0.99% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are generally arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $316.2 million on March 31, 2012, an increase of 76.3% from the total on December 31, 2011. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.3 years.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the quarter ended March 31, 2012, the FHLBB reported preliminary net income of $46.8 million. The FHLBB also declared a dividend equal to an annual yield of 0.52%. As of March 31, 2012, no impairment has been recognized.

Deposits and Borrowed Funds

On March 31, 2012, deposits totaled $2.2 billion, representing a 3.2% increase from December 31, 2011. Total deposits increased primarily as a result of increases in time deposits, money market, savings and NOW. Savings and NOW, money market and time deposits increased as the Company continued to offer attractive rates for these types of deposits during the first three months of the year. Borrowed funds totaled $383.4 million compared to $387.5 million at December 31, 2011. Borrowed funds decreased mainly as a result of matured term borrowings from the FHLBB.

Stockholders’ Equity

At March 31, 2012, total equity was $165.9 million compared to $160.6 million at December 31, 2011. The Company’s equity increased primarily as a result of earnings and other comprehensive income, net of taxes, offset somewhat by dividends paid. The Company’s leverage ratio stood at 7.05% at March 31, 2012, compared to 7.21% at March 31, 2011. This decline in the leverage ratio is due to an increase in assets, offset by an increase in stockholders’ equity. The Company’s Tier 1 capital-to-risk assets and total capital-to-risk assets stood at 14.67% and 15.92%, respectively, at March 31, 2012. Book value as of March 31, 2012 was $29.91 per share.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2012			March 31, 2011
	( In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$700,255	$8,819	5.07%	$702,012	$9,442	5.45%
Loans tax-exempt	285,967	5,100	7.17	222,855	4,195	7.63
Securities available-for-sale (5):
Taxable	1,242,091	5,662	1.82	928,632	5,293	2.28
Tax-exempt	22,492	79	1.40	28,199	91	1.30
Securities held-to-maturity:
Taxable	205,538	1,463	2.85	211,658	1,773	3.35
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	186,515	139	0.30	285,590	347	0.49

Total interest-earning assets	2,642,858	21,262	3.23%	2,378,946	21,141	3.58%
Non interest-earning assets	167,029			151,717
Allowance for loan losses	(17,079)			(14,587)

Total assets	$2,792,808			$2,516,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$522,489	$371	0.29%	$464,560	$482	0.42%
Savings accounts	274,160	163	0.24	246,166	230	0.38
Money market accounts	646,618	605	0.38	542,738	705	0.53
Time deposits	416,271	1,681	1.62	445,695	2,279	2.07

Total interest-bearing deposits	1,859,538	2,820	0.61	1,699,159	3,696	0.88
Securities sold under agreements to repurchase	155,193	92	0.24	129,472	110	0.35
Other borrowed funds and subordinated debentures	217,908	2,051	3.79	203,487	1,845	3.68

Total interest-bearing liabilities	2,232,639	4,963	0.89%	2,032,118	5,651	1.13%

Non interest-bearing liabilities
Demand deposits	360,249			308,749
Other liabilities	36,151			28,925

Total liabilities	2,629,039			2,369,792

Stockholders’ equity	163,769			146,284
Total liabilities & stockholders’ equity	$2,792,808			$2,516,076

Net interest income on a fully taxable equivalent basis		16,299			15,490
Less taxable equivalent adjustment		(1,897)			(1,563)

Net interest income		$14,402			$13,927

Net interest spread (3)			2.33%			2.46%

Net interest margin (4)			2.48%			2.64%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$(21)	$(602)	$(623)
Tax-exempt	1,167	(262)	905
Securities available-for-sale
Taxable	1,562	(1,193)	369
Tax-exempt	(20)	8	(12)
Securities held-to-maturity
Taxable	(50)	(260)	(310)
Interest-bearing deposits in other banks	(98)	(110)	(208)

Total interest income	2,540	(2,419)	121

Interest expense:
Deposits:
NOW accounts	56	(167)	(111)
Savings accounts	25	(91)	(67)
Money market accounts	123	(223)	(100)
Time deposits	(140)	(458)	(598)

Total interest-bearing deposits	63	(939)	(876)
Securities sold under agreements to repurchase	20	(38)	(18)
Other borrowed funds and subordinated debentures	146	60	206

Total interest expense	229	(917)	(688)

Change in net interest income	$2,311	$(1,502)	$809

Net Interest Income

For the three months ended March 31, 2012, net interest income on a fully taxable equivalent basis totaled $16.3 million compared to $15.5 million for the same period in 2011, an increase of $809,000 million or 5.2%. This increase in net interest income for the period is due to an 11.1% increase in the average balances of earning assets, combined with a similar increase in deposits, offset by a decrease in the net interest margin. The net interest margin decreased from 2.64% on a fully taxable equivalent basis in 2011 to 2.48% on the same basis for 2012.

Provision for Loan Losses

For the three months ended March 31, 2012, the loan loss provision was $1.1 million compared to a provision of $1.2 million for the same period last year. The decrease in the provision for the three months ended March 31, 2012, was primarily due to management’s quantitative analysis of the loan portfolio. The level of the allowance for loan losses to total loans increased from 1.68% at December 31, 2011 to 1.76% at March 31, 2012. The increase was primarily the result of an increase in required specific reserves associated with impaired loans.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2012 increased by $84,000 to $3.6 million from $3.5 million for the same period last year. There was an increase in service charges on deposit accounts of $101,000, which was mainly attributable to an increase in fees collected and debit card fees. Lockbox fees decreased by $38,000 as a result of decreased customer volume. Other income increased by $37,000 mainly as a result of increases in the growth of cash surrender values on life insurance policies offset by a decrease in brokerage commissions.

For the quarter ended March 31, 2012, operating expenses increased by $590,000 or 4.8% to $12.8 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $800,000 in salaries and employee benefits, $222,000 in other expenses and $104,000 occupancy and equipment expenses. This was offset somewhat by a decrease of $328,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels and pension costs. Occupancy and equipment increased mainly as a result of costs associated with the Newton Centre branch opening during the second quarter of 2011. Other expenses increased mainly as a result of increases in software maintenance. FDIC assessments decreased mainly as a result of a decrease in the assessment rate, offset somewhat by an increase in the assessment base.

Income Taxes

For the first quarter of 2012, the Company’s income tax expense totaled $313,000 on pretax income of $4.1 million resulting in an effective tax rate of 7.6%. For last year’s corresponding quarter, the Company’s income tax expense totaled $327,000 on pretax income of $4.1 million resulting in an effective tax rate of 8.1%. The effective income tax rate decreased for the three months ended mainly as a result of an increase in tax exempt income as a percentage of taxable income compared to the same period last year.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4.	Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2012 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 – January 31, 2012	—	$—	—	300,000
February 1 – February 29, 2012	—	$—	—	300,000
March 1 – March 31, 2012	—	$—	—	300,000

(1)	On July 12, 2011, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities – None

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+ 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++ 101.INS	XBRL Instance Document

++ 101.SCH	XBRL Taxonomy Extension Schema

++ 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

++ 101.LAB	XBRL Taxonomy Extension Label Linkbase

++ 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

++ 101.DEF	XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2012	Century Bancorp, Inc.

/s/ BARRY R. SLOANE
Barry R. Sloane
President and Chief Executive Officer

/s/ WILLIAM P. HORNBY
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)