Form 10-Q
period 2012-06-30
CENTURY BANCORP INC
filed 2012-08-07
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2012, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,556,554 Shares
Class B Common Stock, $1.00 par value	1,991,880 Shares

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

PART I — Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$58,530	$50,187
Federal funds sold and interest-bearing deposits in other banks	270,128	157,579

Total cash and cash equivalents	328,658	207,766

Short-term investments	22,136	18,351
Securities available-for-sale, amortized cost $1,219,888 and $1,244,972, respectively	1,237,024	1,258,676
Securities held-to-maturity, fair value $292,260 and $184,822, respectively	286,662	179,368
Federal Home Loan Bank of Boston stock, at cost	15,146	15,531
Loans, net:
Commercial and industrial	78,971	82,404
Construction and land development	36,422	56,819
Commercial real estate	535,232	487,495
Residential real estate	259,006	239,307
Home equity	112,602	110,786
Consumer and other	6,597	7,681

Total loans, net	1,028,830	984,492
Less: allowance for loan losses	17,979	16,574

Net loans	1,010,851	967,918

Bank premises and equipment	22,887	21,757
Accrued interest receivable	5,872	6,022
Goodwill	2,714	2,714
Core deposit intangible	—	120
Other assets	68,324	65,002

Total assets	$3,000,274	$2,743,225

Liabilities
Deposits:
Demand deposits	$403,999	$365,854
Savings and NOW deposits	810,018	708,988
Money market accounts	705,963	616,241
Time deposits	419,414	433,501

Total deposits	2,339,394	2,124,584

Securities sold under agreements to repurchase	173,190	143,320
Other borrowed funds	208,553	244,143
Subordinated debentures	36,083	36,083
Due to broker	37,195	—
Other liabilities	35,151	34,446

Total liabilities	2,829,566	2,582,576

Stockholders’ Equity
Preferred stock — $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,556,529 shares and 3,548,317 shares, respectively	3,556	3,548
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,991,880 and 1,994,380 shares, respectively	1,992	1,994
Additional paid-in capital	11,711	11,587
Retained earnings	153,526	146,039

	170,785	163,168
Unrealized gains on securities available-for-sale, net of taxes	10,437	8,319
Pension liability, net of taxes	(10,514)	(10,838)

Total accumulated other comprehensive loss, net of taxes	(77)	(2,519)

Total stockholders’ equity	170,708	160,649

Total liabilities and stockholders' equity	$3,000,274	$2,743,225

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income
Loans	$12,572	$12,012	$24,620	$24,117
Securities held-to-maturity	1,924	1,518	3,387	3,291
Securities available-for-sale	5,668	5,709	11,383	11,062
Federal funds sold and interest-bearing deposits in other banks	148	358	287	705

Total interest income	20,312	19,597	39,677	39,175

Interest expense
Savings and NOW deposits	560	719	1,087	1,431
Money market accounts	618	777	1,230	1,482
Time deposits	1,600	2,494	3,281	4,773
Securities sold under agreements to repurchase	88	98	180	208
Other borrowed funds and subordinated debentures	2,057	1,994	4,108	3,839

Total interest expense	4,923	6,082	9,886	11,733

Net interest income	15,389	13,515	29,791	27,442
Provision for loan losses	900	1,200	2,000	2,400

Net interest income after provision for loan losses	14,489	12,315	27,791	25,042
Other operating income
Service charges on deposit accounts	1,922	1,936	3,910	3,823
Lockbox fees	781	734	1,480	1,471
Net gain on sales of investments	442	198	590	362
Other income	843	973	1,627	1,720

Total other operating income	3,988	3,841	7,607	7,376

Operating expenses
Salaries and employee benefits	8,191	7,250	16,332	14,591
Occupancy	1,176	975	2,298	2,226
Equipment	544	534	1,127	1,092
FDIC assessments	445	464	852	1,199
Other	3,095	2,552	5,642	4,877

Total operating expenses	13,451	11,775	26,251	23,985

Income before income taxes	5,026	4,381	9,147	8,433
Provision for income taxes	255	184	568	511

Net income	$4,771	$4,197	$8,579	$7,922

Share data:
Weighted average number of shares outstanding, basic
Class A	3,556,474	3,543,717	3,553,734	3,540,773
Class B	1,991,880	1,996,880	1,992,818	1,999,818
Weighted average number of shares outstanding, diluted
Class A	5,548,830	5,541,595	5,547,237	5,541,743
Class B	1,991,880	1,996,880	1,992,818	1,999,818
Basic earnings per share:
Class A	$1.05	$0.92	$1.89	$1.74
Class B	$0.52	$0.46	$0.94	$0.87
Diluted earnings per share
Class A	$0.86	$0.76	$1.55	$1.43
Class B	$0.52	$0.46	$0.94	$0.87

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended June 30,
	2012		2011
Net income		$4,771		$4,197
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	824		4,175
Less: reclassification adjustment for gains included in net income	(442)	382	(198)	3,977

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost		162		95

Other comprehensive income		544		4,072

Comprehensive income		$5,315		$8,269

	Six months ended June 30,
	2012		2011
Net income		$8,579		$7,922
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	2,708		3,652
Less: reclassification adjustment for gains included in net income	(590)	2,118	(362)	3,290

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost		324		190

Other comprehensive income		2,442		3,480

Comprehensive income		$11,021		$11,402

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity (unaudited)

For the Six Months Ended June 30, 2012 and 2011

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In thousands)
Balance at December 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	7,922	—	7,922
Unrealized holding losses arising during period, net of $2,098 in taxes and $362 in realized net gains	—	—	—	—	3,290	3,290
Pension liability adjustment, net of $126 in taxes	—	—	—	—	190	190
Conversion of class B common stock to class A common stock, 14,500 shares	14	(14)	—	—	—	—
Stock options exercised, 350 shares	1	—	5	—	—	6
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(850)	—	(850)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(241)	—	(241)

Balance at June 30, 2011	$3,544	$1,997	$11,542	$138,357	$(98)	$155,342

Balance at December 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649
Net income	—	—	—	8,579	—	8,579
Unrealized holding gains arising during period, net of $1,314 in taxes and $590 in realized net gains	—	—	—	—	2,118	2,118
Pension liability adjustment, net of $216 in taxes	—	—	—	—	324	324
Conversion of class B common stock to class A common stock, 2,500 shares	2	(2)	—	—	—	—
Stock options exercised, 5,712 shares	6	—	124	—	—	130
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(852)	—	(852)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(240)	—	(240)

Balance at June 30, 2012	$3,556	$1,992	$11,711	$153,526	$(77)	$170,708

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,579	$7,922
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(2,448)	—
Proceeds from mortgage loans sold	5,968	—
Gain on sales of mortgage loans held for sale	(131)	—
Net gain on sales of investments	(590)	(362)
Gain on sale of loans	—	(95)
Provision for loan losses	2,000	2,400
Deferred income taxes	(783)	(875)
Net depreciation and amortization	3,158	2,626
Decrease (increase) in accrued interest receivable	150	(453)
Gain on sale of other real estate owned	(4)	—
Increase in other assets	(5,311)	(8,572)
Increase in other liabilities	1,271	235

Net cash provided by operating activities	11,859	2,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	17,315	41,192
Purchase of short-term investments	(21,100)	(21,365)
Proceeds from maturities of securities available-for-sale	318,626	250,729
Proceeds from sales of securities available-for-sale	233,002	20,516
Purchase of securities available-for-sale	(490,103)	(434,375)
Proceeds from maturities of securities held-to-maturity	54,211	33,546
Purchase of securities held-to-maturity	(161,722)	—
Proceeds from sales of loans	—	7,318
Net increase in loans	(48,302)	(64,601)
Proceeds from sales of other real estate owned	1,187	—
Capital expenditures	(2,209)	(1,510)

Net cash used in investing activities	(99,095)	(168,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(14,087)	90,070
Net increase in demand, savings, money market and NOW deposits	228,897	64,113
Net proceeds from exercise of stock options	130	6
Cash dividends	(1,092)	(1,091)
Net increase in securities sold under agreements to repurchase	29,870	380
Net decrease in other borrowed funds	(35,590)	(8,975)

Net cash provided by financing activities	208,128	144,503

Net increase (decrease) in cash and cash equivalents	120,892	(21,221)
Cash and cash equivalents at beginning of period	207,766	188,552

Cash and cash equivalents at end of period	$328,658	$167,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,022	$11,704
Income taxes	1,353	1,785
Change in unrealized gains on securities available-for-sale, net of taxes	2,118	3,290
Pension liability adjustment, net of taxes	324	190
Due to broker	37,195	—

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Six Months Ended June 30, 2012 and 2011

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

Revision of EPS Presentation

The Company determined in the quarter ended June 30, 2012 that although the Class A and Class B common stock have different dividend rates, the Company had not applied the two-class method when calculating earnings per share (“EPS”) separately for the Class A and Class B common stock. This resulted in immaterial revisions to previously reported basic EPS for Class A and Class B common stock and diluted EPS for the Class B common stock as summarized below:

For the quarter ended June 30, 2011:

	As previously reported	As revised
Basic EPS – Class A common	$0.76	$0.92
Basic EPS – Class B common	$0.76	$0.46
Diluted EPS – Class A common	$0.76	$0.76
Diluted EPS – Class B common	$0.76	$0.46

For the six months ended June 30, 2011:

	As previously reported	As revised
Basic EPS – Class A common	$1.43	$1.74
Basic EPS – Class B common	$1.43	$0.87
Diluted EPS – Class A common	$1.43	$1.43
Diluted EPS – Class B common	$1.43	$0.87

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $3.6 million as of June 30, 2012. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

On September 30, 2011, the Massachusetts Department of Revenue issued a Draft Directive prohibiting a corporation from pledging more than 50 percent of security corporation stock it owns to secure a borrowing, effective for tax years beginning on or after October, 2012. Century Bank currently utilizes the stock of two of its security corporations to secure Federal Home Loan Bank of Boston (“FHLBB”) advances. Should this draft directive have become effective, Century Bank would have had fewer assets available to secure FHLBB advances, or would have had a higher tax rate if it chose to utilize security corporations to a lesser extent. On April 6, 2012, the Massachusetts Department of Revenue issued an updated Draft Directive allowing a corporation to pledge up to 100% of security corporation stock it owns to secure a borrowing. This revised Draft Directive would allow Century Bank to continue to utilize existing assets to secure FHLBB advances without pledging limitations. On May 24, 2012, the Massachusetts Department of Revenue issued Directive 12-2. The directive states that the pledge by a shareholder of shares of stock of a corporation as security or collateral for a loan to the shareholder, in and of itself, will not preclude classification of the corporation as a security corporation or result in revocation of a corporation’s existing security corporation classification.

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2012 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	36,062	$28.90
Exercised	(5,712)	22.68
Forfeited	(450)	22.50

Outstanding at end of period	29,900	$30.19

Exercisable at end of period	29,900	$30.19

Available to be granted at end of period	223,534

On June 30, 2012, the outstanding options to purchase 29,900 shares of Class A common stock have exercise prices between $26.68 and $31.83, with a weighted average exercise price of $30.19 and a weighted average remaining contractual life of 1.7 years. The intrinsic value of options exercisable at June 30, 2012 had an aggregate value of $13,300. The intrinsic value of options exercised at June 30, 2012 had an aggregate value of $30,828.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2012.

Note 4. Securities Available-for-Sale

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury	$1,999	$7	$—	$2,006	$1,999	$13	$—	$2,012
U.S. Government Sponsored Enterprises	44,269	49	31	44,287	174,657	311	11	174,957
Small Business Administration	8,320	95	—	8,415	8,714	87	—	8,801
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,076,906	18,282	454	1,094,734	1,020,752	16,262	1,176	1,035,838
Privately Issued Residential Mortgage Backed Securities	3,269	7	154	3,122	3,509	—	311	3,198
Obligations Issued by States and Political Subdivisions	71,405	65	959	70,511	21,515	84	957	20,642
Other Debt Securities	13,221	164	45	13,340	13 ,293	—	683	12,610
Equity Securities	499	110	—	609	533	85	—	618

Total	$1,219,888	$18,779	$1,643	$1,237,024	$1,244,972	$16,842	$3,138	$1,258,676

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $518,480,000 and $488,690,000 at June 30, 2012 and December 31, 2011, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $261,401,000 and $246,036,000 at June 30, 2012 and December 31, 2011, respectively. The Company realized gross gains of $590,000 from the proceeds of $233,002,000 from the sales of available-for-sale securities for the six months ended June 30, 2012. The Company realized gross gains of $362,000 from the proceeds of $20,516,000 from the sales of available-for-sale securities for the six months ended June 30, 2011.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2012.

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$107,680	$108,256
After one but within five years	930,190	945,124
After five but within ten years	169,462	171,792
More than 10 years	10,557	9,789
Non-maturing	1,999	2,063

Total	$1,219,888	$1,237,024

The weighted average remaining life of investment securities available-for-sale at June 30, 2012 was 3.5 years. Included in the weighted average remaining life calculation at June 30, 2012 was $34,269,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2012 and December 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2012. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 23 and 5 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 461 holdings at June 30, 2012.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$10,013	$32	$—	$—	$10,013	$32
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	126,302	453	__	__	126,302	453
Privately Issued Residential Mortgage Backed Securities	__	__	1,957	154	1,957	154
Obligations Issued by States and Political Subdivisions	__	__	3,725	959	3,725	959
Other Debt Securities	—	—	1,455	45	1,455	45

Total temporarily impaired securities	136,315	$485	$7,137	$1,158	$143,452	$1,643

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

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$14,989	$11	$—	$—	$14,989	$11
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	331,469	1,176	—	—	331,469	1,176
Privately Issued Residential Mortgage Backed Securities	—	—	3,198	311	3,198	311
Obligations Issued by States and Political Subdivisions	—	—	3,725	957	3,725	957
Other Debt Securities	10,542	652	1,468	31	12,010	683
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$357,000	$1,839	$8,391	$1,299	$365,391	$3,138

Note 5. Investment Securities Held-to-Maturity

	June 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$7,745	$38	$—	$7,783	$26,979	$36	$2	$27,013
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	278,917	5,697	137	284,477	152,389	5,435	15	157,809

Total	$286,662	$5,735	$137	$292,260	$179,368	$5,471	$17	$184,822

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $154,999,000 and $8,885,000 at June 30, 2012 and December 31, 2011, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $118,431,000 and $49,345,000 at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2012.

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$21,486	$21,676
After one but within five years	211,518	215,957
After five but within ten years	53,378	54,338
More than ten years	280	289

Total	$286,662	$292,260

The weighted average remaining life of investment securities held-to-maturity at June 30, 2012 was 3.6 years. Included in the weighted average remaining life calculation at June 30, 2012 were $7,745,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2012 and December 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 and December 31, 2011.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2012. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 3 and 1 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 105 holdings at June 30, 2012.

	June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	20,197	118	5,369	19	25,566	137

Total temporarily impaired securities	$20,197	$118	$5,369	$19	$25,566	$137

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

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$4,994	$2	$—	$—	$4,994	$2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	5,367	15	—	—	5,367	15

Total temporarily impaired securities	$10,361	$17	$—	$—	$10,361	$17

Note 6. Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$17,434	$14,958	$16,574	$14,053
Loans charged off	(635)	(380)	(1,059)	(969)
Recoveries on loans previously charged-off	280	137	464	431

Net charge-offs	(355)	(243)	(595)	(538)
Provision charged to expense	900	1,200	2,000	2,400

Allowance for loan losses, end of period	$17,979	$15,915	$17,979	$15,915

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2012 follows:

	Construction and land development	Commercial and industrial	Commercial real estate	Residential real estate	Consumer and other	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2012	$2,920	$3,220	$7,341	$1,784	$317	$741	$1,111	$17,434
Charge-offs	—	(289)	—	(59)	(287)	—	—	(635)
Recoveries	—	164	2	3	111	—	—	280
Provision	(31)	371	411	65	152	(60)	(8)	900

Balance at June 30, 2012	$2,889	$3,466	$7,754	$1,793	$293	$681	$1,103	$17,979

Further information pertaining to the allowance for loan losses for six months ending June 30, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574
Charge-offs	—	(399)	—	(219)	(441)	—	—	(1,059)
Recoveries	—	206	3	9	246	—	—	464
Provision	(4)	520	1,185	117	132	(23)	73	2,000

Ending balance at June 30, 2012	$2,889	$3,466	$7,754	$1,793	$293	$681	$1,103	$17,979

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$871	$450	$92	$—	$—	$—	2,413
Amount of allowance for loan losses for loans not deemed to be impaired	$1,889	$2,595	$7,304	$1,701	$293	$681	$1,103	$15,566
Loans:
Ending balance	$36,422	$78,971	$535,232	$259,006	$6,597	$112,602	$—	$1,028,830
Loans deemed to be impaired	$1,500	$2,328	$2,321	$513	$—	$—	$—	$6,662
Loans not deemed to be impaired	$34,922	$76,643	$532,911	$258,493	$6,597	$112,602	$—	$1,022,168

Further information pertaining to the allowance for loan losses for three months ending June 30, 2011 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2011	$1,978	$3,632	$6,021	$1,801	$286	$707	$533	$14,958
Charge-offs	—	(228)	—	(1)	(150)	(1)	—	(380)
Recoveries	—	30	—	—	107	—	—	137
Provision	594	141	300	(55)	48	69	103	1,200

Balance at June 30, 2011	$2,572	$3,575	$6,321	$1,745	$291	$775	$636	$15,915

Further information pertaining to the allowance for loan losses for six months ending June 30, 2011 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053
Charge-offs	—	(385)	—	(281)	(302)	(1)	—	(969)
Recoveries	—	175	—	14	242	—	—	431
Provision	820	621	650	294	54	51	(90)	2,400

Balance at June 30, 2011	$2,572	$3,574	$6,321	$1,745	$292	$775	$636	$15,915

Amount of allowance for loan losses for loans deemed to be impaired	$303	$770	$394	$3	$—	$—	$—	1,470
Amount of allowance for loan losses for loans not deemed to be impaired	$2,269	$2,804	$5,927	$1,742	$292	$775	$636	$14,445
Loans:
Ending balance	$55,572	$88,619	$470,041	$232,235	$6,560	$110,001	$—	$963,028
Loans deemed to be impaired	$4,000	$1,861	$7,867	$33	$—	$—	$—	$13,761
Loans not deemed to be impaired	$51,572	$86,758	$462,174	$232,202	$6,560	$110,001	$—	$949,267

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2012 and December 31, 2011.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2012 and December 31, 2011.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2012 and December 31, 2011 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2012.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$27,484	$76,046	$528,630
4 (Monitor)	7,438	597	4,281
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	2,328	2,321

Total	$36,422	$78,971	$535,232

The following table presents the Company’s loans by risk rating at December 31, 2011.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3(Pass)	$48,298	$80,140	$478,186
4 (Monitor)	7,021	739	4,748
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,525	4,561

Total	$56,819	$82,404	$487,495

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at June 30, 2012 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$34,922	$36,422
Commercial and industrial	594	1,706	57	2,357	76,614	78,971
Commercial real estate	2,427	704	—	3,131	532,101	535,232
Residential real estate	2,203	1,287	—	3,490	255,516	259,006
Consumer and overdrafts	4	17	—	21	6,576	6,597
Home equity	179	99	—	278	112,324	112,602

Total	$5,407	$5,313	$57	$10,777	$1,018,053	$1,028,830

Further information pertaining to the allowance for loan losses at December 31, 2011 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$55,319	$56,819
Commercial and industrial	1,417	763	18	2,198	80,206	82,404
Commercial real estate	2,528	736	—	3,264	484,231	487,495
Residential real estate	2,635	2,324	—	4,959	234,348	239,307
Consumer and overdrafts	519	9	—	528	7,153	7,681
Home equity	171	495	—	666	110,120	110,786

Total	$7,270	$5,827	$18	$13,115	$971,377	$984,492

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

The following is information pertaining to impaired loans for June 30, 2012:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/12	Average Carrying Value for 6 Months Ending 6/30/12	Interest Income Recognized For 3 Months Ending 6/30/12	Interest Income Recognized For 6 months Ending 6/30/12
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$643	$—	$—
Commercial and industrial	409	454	—	282	334	—	—
Commercial real estate	176	201	—	178	180	—	—
Residential real estate	31	32	—	32	97	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$616	$687	$—	$492	$1,254	$—	$—

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$857	$—	$—
Commercial and industrial	1,919	2,147	871	1,556	1,408	12	27
Commercial real estate	2,145	2,183	450	3,056	3,410	58	78
Residential real estate	482	482	92	482	657	—	1
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$6,046	$8,104	$2,413	$6,594	$6,332	$70	$106

Total
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$—	$—
Commercial and industrial	2,328	2,601	871	1,838	1,742	12	27
Commercial real estate	2,321	2,384	450	3,234	3,590	58	78
Residential real estate	513	514	92	514	754	—	1
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$6,662	$8,791	$2,413	$7,086	$7,586	$70	$106

The following is information pertaining to impaired loans for June 30, 2011:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 6/30/11	Average Carrying Value For 6 Months Ending 6/30/11	Interest Income Recognized for 3 Months Ending 6/30/11	Interest Income Recognized for 6 Months Ending 6/30/11
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$1,800	$3,292	$—	$3,450	$3,686	$—	$—
Commercial and industrial	324	725	—	337	407	—	—
Commercial real estate	190	203	—	191	427	—	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,314	$4,220	$—	$3,978	$4,520	$—	$—

With required reserve recorded:
Construction and land development	2,239	$5,251	$303	$560	$320	$—	$—
Commercial and industrial	1,537	1,551	770	1,189	956	3	6
Commercial real estate	7,677	7,809	394	6,305	4,695	21	33
Residential real estate	33	33	3	34	19	1	1
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$11,486	$14,644	$1,470	$8,088	$5,990	$25	$40

Total
Construction and land development	$4,039	$8,543	$303	$4,010	$4,006	$—	$—
Commercial and industrial	1,861	2,276	770	1,526	1,362	3	6
Commercial real estate	7,867	8,012	394	6,496	5,123	21	33
Residential real estate	33	33	3	34	19	1	1
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$13,800	$18,864	$1,470	$12,066	$10,510	$25	$40

There were no troubled debt restructurings occurring during the six month period ended June 30, 2012.

Troubled Debt Restructurings occurring during the three month period ended June 30, 2011:

	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
		(Dollars in thousands)
Construction and land development	1	$39	$39
Commercial and industrial	4	394	370
Commercial real estate	3	2,201	2,200

Total	8	$2,634	$2,609

Troubled Debt Restructurings occurring during the six month period ended June 30, 2011:

	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
		(Dollars in thousands)
Construction and land development	1	$39	$39
Commercial and industrial	6	443	414
Commercial real estate	4	2,641	2,636

Total	11	$3,123	$3,089

Troubled Debt Restructurings were identified as a modification where a concession was granted to a customer who is having financial difficulties. This concession may be below market rate, longer amortization/term, and a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations. The loans were modified, for both the commercial and industrial and commercial real estate loans, by reducing interest rates as well as extending terms on the loans. The financial impact of the modifications for performing commercial and industrial loans were $6,770 reduction in principal and $461 reduction in interest payments for the quarter ended June 30, 2011 and $7,010 reduction in principal and $525 reduction in interest payments for the six months ended June 30, 2011. The financial impact of the modifications for performing commercial real estate were $8,399 reduction in principal and $11,267 reduction in interest payments for the quarter ended June 30, 2011 and $8,816 reduction in principal and $13,156 reduction in interest payments for the six months ended June 30, 2011.

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

Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2012	2011	2012	2011
	(In thousands)
Service cost	$274	$211	$355	$170
Interest	323	355	231	233
Expected return on plan assets	(410)	(399)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	28
Recognized net actuarial losses	184	123	84	32

Net periodic benefit cost	$345	$264	$699	$463

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2012	2011	2012	2011
	(In thousands)
Service cost	$548	$422	$711	$340
Interest	647	710	462	466
Expected return on plan assets	(820)	(798)	—	—
Recognized prior service cost (benefit)	(52)	(52)	58	56
Recognized net actuarial losses	368	247	168	65

Net periodic benefit cost	$691	$529	$1,399	$927

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $1,800,000 to the Pension Plan in 2012. As of June 30, 2012, $900,000 of the contribution had been made. The Company expects to contribute an additional $900,000 by the end of the year.

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

The results of the fair value hierarchy as of June 30, 2012, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,006	$—	$2,006	$—
U.S. Government Sponsored Enterprises	44,287	—	44,287	—
SBA Backed Securities	8,415	—	8,415	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	1,094,734	—	1,094,734	—
Privately Issued Residential Mortgage Backed Securities	3,122	—	3,122	—
Obligations Issued by States and Political Subdivisions	70,511	—	2,117	68,394
Other Debt Securities	13,340	—	13,340	—
Equity Securities	609	226	—	383

Total	$1,237,024	$226	$1,168,021	$68,777

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	4,630	—	—	4,630

Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for the three and six-month periods ended June 30, 2012 amounted to $367,000 and $1.8 million, respectively. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category.

There were no transfers between level 1 and 2 for the six months ended June 30, 2012. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2012.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands).

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS	$68,777	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	4,630	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 25% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages

The changes in Level 3 securities for the six-month period ended June 30, 2012 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2011	$3,725	$14,772	$417	$18,914
Purchases	—	64,970	—	64,970
Maturities and calls	—	(15,058)	(34)	(15,092)
Amortization	—	(15)	—	(15)
Changes in fair value	—	—	—	—

Balance at June 30, 2012	$3,725	$64,669	$383	$68,777

The amortized cost of Level 3 securities was $69,733,000 at June 30, 2012 with an unrealized loss of $956,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the six-month period ended June 30, 2011, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2010	$4,393	$15,988	$279	$20,660
Purchases	—	10,321	—	10,321
Maturities and calls	—	(11,288)	—	(11,288)
Amortization	—	—	—	—
Changes in fair value	—	(2)	—	—

Balance at June 30, 2011	$4,393	$15,019	$279	$19,691

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short- term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2012
Financial assets:
Securities held-to-maturity	$286,662	$292,260	$—	$292,260	$—
Loans (1)	1,010,851	1,061,540	—	—	1,061,540
Financial liabilities:
Time deposits	419,414	426,036	—	426,036	—
Other borrowed funds	208,553	220,292	—	220,292	—
Subordinated debentures	36,083	43,787	—	—	43,787

December 31, 2011
Financial assets:
Securities held-to-maturity	179,368	184,822	—	184,822	—
Loans (1)	967,918	1,018,822	—	—	1,018,822
Financial liabilities:
Time deposits	433,501	439,711	—	439,711	—
Other borrowed funds	244,143	258,165	—	258,165	—
Subordinated debentures	36,083	43,063	—	—	43,063

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $3.0 billion as of June 30, 2012. The Company presently operates 25 banking offices in 18 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

During July 2010, the Company entered into a lease agreement to open a branch located at Newton Centre in Newton, Massachusetts. The branch opened on June 20, 2011.

During September 2010, the Company entered into a lease agreement to open a branch located in Andover, Massachusetts. The branch opened on July 16, 2012.

During June 2012, the Company entered into a lease agreement to open a branch located in Wellesley, Massachusetts. The branch is scheduled to open during the fourth quarter of 2012.

During July 2012, the Company received state regulatory approval to close a branch at Chestnut Hill in Newton, Massachusetts. The branch is scheduled to close during the third quarter of 2012 and the accounts will be temporarily moved to the Brookline, Massachusetts branch. During July 2012, the Company entered into a lease agreement and received regulatory approval to open a branch at a new location at Chestnut Hill in Newton, Massachusetts. The branch is scheduled to open during the fourth quarter of 2013 and the accounts that were temporarily moved to the Brookline, Massachusetts branch will be moved to the new branch at Chestnut Hill in Newton, Massachusetts.

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

Net income for the second quarter ended June 30, 2012 was $4,771,000, or $0.86 per Class A share diluted, compared to net income of $4,197,000, or $0.76 per Class A share diluted, for the second quarter ended June 30, 2011. Net income for the six months ended June 30, 2012 was $8,579,000, or $1.55 per Class A share diluted, compared to net income of $7,922,000, or $1.43 per Class A share diluted, for the same period a year ago. Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011
Basic EPS – Class A common	$1.05	$0.92
Basic EPS – Class B common	$0.52	$0.46
Diluted EPS – Class A common	$0.86	$0.76
Diluted EPS – Class B common	$0.52	$0.46

	Six months ended June 30, 2012	Six months ended June 30, 2011
Basic EPS – Class A common	$1.89	$1.74
Basic EPS – Class B common	$0.94	$0.87
Diluted EPS – Class A common	$1.55	$1.43
Diluted EPS – Class B common	$0.94	$0.87

Net interest income totaled $29.8 million for the first six months of 2012 compared to $27.4 million for the same period in 2011. The 8.6% increase in net interest income for the period is due to an 10.6% increase in the average balances of earning assets, combined with a similar increase in deposits, offset by a decrease in the net interest margin. The net interest margin decreased from 2.53% on a fully taxable equivalent basis in 2011 to 2.50% on the same basis for 2012. The company collected approximately $600,000 of prepayment penalties during the first six months of 2012.

The trends in the net interest margin are illustrated in the graph below:

The primary factor accounting for the general decrease in the net interest margin for the third quarter of 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. Pricing discipline continued through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments. During the third quarter of 2011 through the second quarter of 2012, management stabilized the net interest margin by continuing to lower cost of funds, and by deploying excess liquidity through expansion of the investment portfolio.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended June 30, 2012, the loan loss provision was $900,000 compared to a provision of $1.2 million for the same period last year. For the six months ended June 30, 2012, the loan loss provision was $2.0 million compared to a provision of $2.4 million for the same period last year. The decrease in the provision, for both periods, was primarily as a result of a decline in the balance of construction loans, partially offset by an increase in commercial real estate loans. During the six months ended June 30, 2012, management provided $1.0 million for one large construction loan. Nonperforming loans decreased to $5.3 million at June 30, 2012 from $12.3 million on June 30, 2011.

The Company capitalized on favorable market conditions for the second quarter and six months ended June 30, 2012 and realized net gains on sales of investments of $442,000 and $590,000 as compared to $198,000 and $362,000 for the same periods in 2011. Included in operating expenses for the first six months ended June 30, 2012 are

FDIC assessments of $852,000, compared to $1.2 million for the same period in 2011. FDIC assessments decreased primarily as a result of a decrease in the assessment rate, offset somewhat by an increase in the assessment base.

For the first six months of 2012, the Company’s effective income tax rate was 6.2% compared to 6.1% for last year’s corresponding period. The effective income tax rate has remained low primarily as a result of tax-exempt income.

Financial Condition

Loans

On June 30, 2012, total loans outstanding were $1.0 billion, an increase of 4.5% from the total on December 31, 2011. At June 30, 2012, commercial real estate loans accounted for 52.0% and residential real estate loans, including home equity loans, accounted for 36.1% of total loans.

Commercial and industrial loans decreased to $79.0 million at June 30, 2012 from $82.4 million at December 31, 2011. Construction loans decreased to $36.4 million at June 30, 2012 from $56.8 million on December 31, 2011, primarily as a result of a large loan moving into permanent financing.

Allowance for Loan Losses

The allowance for loan loss at June 30, 2012 was $18.0 million as compared to $16.6 million at December 31, 2011. The increase was due to quantitative factors associated with the loan loss reserve requirement. As part of the analysis, management provided $1.0 million for one large construction loan in the first quarter of 2012. Also, the level of the allowance for loan losses to total loans increased from 1.68% at December 31, 2011 to 1.75% at June 30, 2012. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased, primarily as a result of increases in required specific reserves associated with impaired loans. Also, the allowance for loan losses increased as a result of growth in the commercial real estate portfolio which increased from $487.5 million at December 31, 2011 to $535.2 million at June 30, 2012. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•

Construction loans: The outstanding loan balance of construction loans at June 30, 2012 is $36.4 million as compared to $56.8 million at December 31, 2011. A major factor in nonaccrual loans is one large construction loan. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•

Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $525.3 million at June 30, 2012 as compared to $489.1 million at December 31, 2011. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $212.1 million, at June 30, 2012 as compared to $189.2 million at December 31, 2011. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•

Small business loans: The outstanding loan balances of small business loans is $42.5 million at June 30, 2012 as compared to $44.0 million at December 31, 2011. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$17,434	$14,958	$16,574	$14,053
Loans charged off	(635)	(380)	(1,059)	(969)
Recoveries on loans previously charged-off	280	137	464	431

Net charge-offs	(355)	(243)	(595)	(538)
Provision charged to expense	900	1,200	2,000	2,400

Allowance for loan losses, end of period	$17,979	$15,915	$17,979	$15,915

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccruing loans	$5,313	$5,827
Loans past due 90 days or more and still accruing	$57	$18
Other real estate owned	$—	$1,183
Nonaccruing loans as a percentage of total loans	0.52%	0.59%
Accruing troubled debt restructures	$2,274	$4,634

Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Cash and Cash Equivalents

Cash and cash equivalents remained relatively stable during the second quarter of 2012. As part of the Company’s contingency liquidity plan, federal funds lines of credit totaling $59 million were either confirmed or established during the quarter.

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

Securities Available-for-Sale (at Fair Value)

	June 30, 2012	December 31, 2011
	(In thousands)
U.S. Treasury	$2,006	$2,012
U.S. Government Sponsored Enterprises	44,287	174,957
Small Business Administration	8,415	8,801
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,094,734	1,035,838
Privately Issued Residential Mortgage-backed Securities	3,122	3,198
Obligations issued by States and Political Subdivisions	70,511	20,642
Other Debt Securities	13,340	12,610
Equity Securities	609	618

Total Securities Available–for-Sale	$1,237,024	$1,258,676

During the first six months of 2012 the Company capitalized on favorable market conditions and realized $590,000 of gains on sales of investments. The sales of investments represented 44 U.S. Government Sponsored Enterprise bonds totaling $233.0 million.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

	June 30, 2012	December 31, 2011
	(In thousands)
U.S. Government Sponsored Enterprises	$7,745	$26,979
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	278,917	152,389

Total Securities Held-to-Maturity	$286,662	$179,368

At June 30, 2012 and December 31, 2011, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $1.2 billion at June 30, 2012, a decrease of 1.7% from December 31, 2011. Purchases of securities available-for-sale totaled $490.1 million for the six months ended June 30, 2012. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.5 years.

The majority of the Company’s securities AFS are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $68.8 million, or 2.3% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $286.7 million on June 30, 2012, an increase of 59.8% from the total on December 31, 2011. The increase was mainly attributable to purchases with extended maturities that were included in this portfolio. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.6 years.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the quarter ended June 30, 2012, the FHLBB reported preliminary net income of $56.0 million. The FHLBB also declared a dividend equal to an annual yield of 0.52%. As of June 30, 2012, no impairment has been recognized.

Deposits and Borrowed Funds

On June 30, 2012, deposits totaled $2.3 billion, representing a 10.1% increase from December 31, 2011. Total deposits increased primarily as a result of increases in money market, savings and NOW. Savings and NOW and money market increased as the Company continued to offer attractive rates for these types of deposits during the first six months of the year. Borrowed funds totaled $381.7 million compared to $387.5 million at December 31, 2011. Borrowed funds decreased mainly as a result of matured term borrowings from the FHLBB.

Stockholders’ Equity

At June 30, 2012, total equity was $170.7 million compared to $160.6 million at December 31, 2011. The Company’s equity increased primarily as a result of earnings and other comprehensive income, net of taxes, offset somewhat by dividends paid. The Company’s leverage ratio stood at 6.90% at June 30, 2012, compared to 7.00% at June 30, 2011. This decline in the leverage ratio is due to an increase in assets, offset by an increase in stockholders’ equity. The Company’s Tier 1 capital-to-risk assets and total capital-to-risk assets stood at 14.36% and 15.61%, respectively, at June 30, 2012. Book value as of June 30, 2012 was $30.77 per share.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2012			June 30, 2011
	(In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$716,312	$8,847	4.96%	$715,660	$9,261	5.19%
Loans tax-exempt	290,473	5,586	7.72	239,458	4,386	7.35
Securities available-for-sale (5):
Taxable	1,191,417	5,590	1.88	1,001,008	5,654	2.26
Tax-exempt	44,170	119	1.08	22,483	83	1.48
Securities held-to-maturity:
Taxable	305,679	1,924	2.52	200,397	1,518	3.03
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	213,618	149	0.27	326,498	358	0.43

Total interest-earning assets	2,761,669	22,215	3.23%	2,505,504	21,260	3.40%
Non interest-earning assets	170,904			155,367
Allowance for loan losses	(17,694)			(15,442)

Total assets	$2,914,879			$2,645,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$589,929	$404	0.28%	$480,764	$490	0.41%
Savings accounts	273,821	156	0.23	252,251	228	0.36
Money market accounts	666,706	618	0.37	597,852	777	0.52
Time deposits	428,240	1,600	1.50	500,924	2,494	2.00

Total interest-bearing deposits	1,958,696	2,778	0.57	1,831,791	3,989	0.87
Securities sold under agreements to repurchase	167,030	88	0.21	117,758	98	0.33
Other borrowed funds and subordinated debentures	214,521	2,057	3.86	202,084	1,995	3.96

Total interest-bearing liabilities	2,340,247	4,923	0.85%	2,151,633	6,082	1.13%

Non interest-bearing liabilities
Demand deposits	368,926			312,276
Other liabilities	36,978			28,680

Total liabilities	2,746,151			2,492,589

Stockholders’ equity	168,728			152,840
Total liabilities & stockholders’ equity	$2,914,879			$2,645,429

Net interest income on a fully taxable equivalent basis		17,292			15,178
Less taxable equivalent adjustment		(1,903)			(1,663)

Net interest income		$15,389			$13,515

Net interest spread (3)			2.38%			2.27%

Net interest margin (4)			2.52%			2.43%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2012			June 30, 2011
	(In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$708,333	$17,666	5.02%	$708,874	$18,703	5.31%
Loans tax-exempt	288,170	10,685	7.46	231,202	8,580	7.47
Securities available-for-sale (5):
Taxable	1,216,754	11,252	1.85	965,020	10,946	2.27
Tax-exempt	33,331	199	1.19	25,325	175	1.38
Securities held-to-maturity:
Taxable	255,609	3,387	2.65	205,996	3,291	3.20
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	200,066	287	0.28	306,157	705	0.46

Total interest-earning assets	2,702,263	43,476	3.23%	2,442,574	42,400	3.49%
Non interest-earning assets	168,967			153,553
Allowance for loan losses	(17,386)			(15,017)

Total assets	$2,853,844			$2,581,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$556,208	$768	0.28%	$472,707	$973	0.42%
Savings accounts	273,991	319	0.23	249,224	458	0.37
Money market accounts	656,661	1,230	0.38	570,448	1,482	0.52
Time deposits	422,256	3,281	1.56	473,464	4,773	2.03

Total interest-bearing deposits	1,909,116	5,598	0.59	1,765,843	7,686	0.88
Securities sold under agreements to repurchase	161,112	180	0.22	123,582	208	0.34
Other borrowed funds and subordinated debentures	216,214	4,108	3.82	202,782	3,839	3.82

Total interest-bearing liabilities	2,286,442	9,886	0.87%	2,092,207	11,733	1.13%

Non interest-bearing liabilities
Demand deposits	364,588			310,522
Other liabilities	36,565			28,801

Total liabilities	2,687,595			2,431,530

Stockholders’ equity	166,249			149,580
Total liabilities & stockholders’ equity	$2,853,844			$2,581,110

Net interest income on a fully taxable equivalent basis		33,590			30,667
Less taxable equivalent adjustment		(3,799)			(3,225)

Net interest income		$29,791			$27,442

Net interest spread (3)			2.36%			2.36%

Net interest margin (4)			2.50%			2.53%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$8	$(422)	$(414)	$(14)	$(1,023)	$(1,037)
Tax-exempt	966	234	1,200	2,125	(20)	2,105
Securities available-for-sale
Taxable	979	(1,043)	(64)	2,547	(2,241)	306
Tax-exempt	63	(27)	36	50	(26)	24
Securities held-to-maturity
Taxable	695	(289)	406	713	(617)	96
Interest-bearing deposits in other banks	(97)	(112)	(209)	(194)	(224)	(418)

Total interest income	2,614	(1,659)	955	5,227	(4,151)	1,076

Interest expense:
Deposits:
NOW accounts	96	(182)	(86)	154	(359)	(205)
Savings accounts	18	(90)	(72)	42	(181)	(139)
Money market accounts	81	(240)	(159)	204	(456)	(252)
Time deposits	(330)	(564)	(894)	(475)	(1,017)	(1,492)

Total interest-bearing deposits	(135)	(1,076)	(1,211)	(75)	(2,013)	(2,088)
Securities sold under agreements to repurchase	33	(43)	(10)	54	(82)	(28)
Other borrowed funds and subordinated debentures	117	(55)	62	266	3	269

Total interest expense	15	(1,174)	(1,159)	245	(2,092)	(1,847)

Change in net interest income	$2,599	$(485)	$2,114	$4,982	$(2,059)	$2,923

Net Interest Income

For the three months ended June 30, 2012, net interest income on a fully taxable equivalent basis totaled $17.3 million compared to $15.2 million for the same period in 2011, an increase of $2.1 million or 13.9%. This increase in net interest income for the period is due to a 10.2% increase in the average balances of earning assets, combined with a similar increase in deposits, as well as an increase in the net interest margin. The net interest margin increased from 2.43% on a fully taxable equivalent basis in 2011 to 2.52% on the same basis for 2012. The Company collected approximately $600,000 of prepayment penalties during the second quarter of 2012.

For the six months ended June 30, 2012, net interest income on a fully taxable equivalent basis totaled $33.6 million compared to $30.7 million for the same period in 2011, an increase of $2.9 million or 9.5%. This increase in net interest income for the period is due to a 10.6% increase in the average balances of earning assets, combined with a similar increase in deposits, offset by a decrease in the net interest margin. The net interest margin decreased from 2.53% on a fully taxable equivalent basis in 2011 to 2.50% on the same basis for 2012.

Provision for Loan Losses

For the three months ended June 30, 2012, the loan loss provision was $900,000 compared to a provision of $1.2 million for the same period last year. For the six months ended June 30, 2012, the loan loss provision was $2.0 million compared to a provision of $2.4 million for the same period last year. The decrease in the provision for the three and six months ended June 30, 2012, was primarily due to changes in the composition of the loan portfolio. The level of the allowance for loan losses to total loans increased from 1.68% at December 31, 2011 to 1.75% at June 30, 2012. The increase was primarily the result of an increase in required specific reserves associated with impaired loans.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2012 increased by $147,000 to $4.0 million from $3.8 million for the same period last year. This was mainly attributable to an increase in net gains on sales of investments of $244,000. There was a decrease in service charges on deposit accounts of $14,000, which was mainly attributable to a decrease in overdraft charges. Lockbox fees increased by $47,000 as a result of increased customer volume. Other income decreased by $130,000 mainly as a result of decreases in net gains on sales of loans and a decrease in the growth of cash surrender values on life insurance policies, which was attributable to lower returns on life insurance policies.

Other operating income for the six months ended June 30, 2012 increased by $231,000 to $7.6 million from $7.4 million for the same period last year. This was mainly attributable to an increase in net gains on sales of investments of $228,000. There was a increase in service charges on deposit accounts of $87,000, which was mainly attributable to an increase in customer activity. Lockbox fees increased by $9,000 as a result of increased customer volume. Other income decreased by $93,000 mainly as a result of decreases in brokerage commissions and a decrease in the growth of cash surrender values on life insurance policies, which was attributable to lower returns on life insurance policies.

For the quarter ended June 30, 2012, operating expenses increased by $1.7 million or 14.2% to $13.5 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $941,000 in salaries and employee benefits, $543,000 in other expenses and $211,000 occupancy and equipment expenses. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels and pension costs. Occupancy and equipment increased mainly as a result of costs associated with the Newton Centre branch opening during the second quarter of 2011. Other expenses increased mainly as a result of increases in contributions and software maintenance.

For the six months ended June 30, 2012, operating expenses increased by $2.3 million or 9.4% to $26.3 million, from the same period last year. The increase in operating expenses for the six months was mainly attributable to an increase of $1.7 million in salaries and employee benefits, $765,000 in other expenses and $107,000 occupancy and equipment expenses. This was offset somewhat by a decrease of $347,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels and pension costs. Occupancy and equipment increased mainly as a result of costs associated with the Newton Centre branch opening during the second quarter of 2011. Other expenses increased mainly as a result of increases in contribution, software maintenance and marketing expenses. FDIC assessments decreased mainly as a result of a decrease in the assessment rate, offset somewhat by an increase in the assessment base.

Income Taxes

For the second quarter of 2012, the Company’s income tax expense totaled $255,000 on pretax income of $5.0 million resulting in an effective tax rate of 5.1%. For last year’s corresponding quarter, the Company’s income tax expense totaled $184,000 on pretax income of $4.4 million resulting in an effective tax rate of 4.2%. For the six months ended June 30, 2012, the Company’s income tax expense totaled $568,000 on pretax income of $9.1 million resulting in an effective tax rate of 6.2%. For last year’s corresponding period, the Company’s income tax expense totaled $511,000 on pretax income of $8.4 million resulting in an effective tax rate of 6.1%. The effective income tax rate for both the quarter and the six month periods remained low primarily as a result of tax-exempt income.

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

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officers and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2012 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 – April 30, 2012	—	$—	—	300,000
May 1 – May 31, 2012	—	$—	—	300,000
June 1 – June 30, 2012	—	$—	—	300,000

(1)	On July 10, 2012, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities – None

Item 5	Other Information – None

Item 6	Exhibits

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

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++	As provided in Rule 406T of regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2012	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)