Form 10-Q
period 2012-09-30
CENTURY BANCORP INC
filed 2012-11-09
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of October 31, 2012, the Registrant had outstanding:

Class A Common Stock, $1.00 par value 3,562,929 Shares
Class B Common Stock, $1.00 par value 1,986,880 Shares

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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
Assets

Cash and due from banks	$44,198	$50,187
Federal funds sold and interest-bearing deposits in other banks	217,424	157,579

Total cash and cash equivalents	261,622	207,766

Short-term investments	31,364	18,351

Securities available-for-sale, amortized cost $1,208,527 and $1,244,972, respectively	1,229,099	1,258,676
Securities held-to-maturity, fair value $290,781 and $184,822, respectively	284,490	179,368
Federal Home Loan Bank of Boston stock, at cost	15,146	15,531

Loans, net:
Commercial and industrial	78,567	82,404
Construction and land development	38,318	56,819
Commercial real estate	562,252	487,495
Residential real estate	262,426	239,307
Home equity	116,699	110,786
Consumer and other	6,661	7,681

Total loans, net	1,064,923	984,492
Less: allowance for loan losses	18,658	16,574

Net loans	1,046,265	967,918
Bank premises and equipment	23,416	21,757
Accrued interest receivable	5,866	6,022
Goodwill	2,714	2,714
Other assets	65,835	65,122

Total assets	$2,965,817	$2,743,225

Liabilities

Deposits:
Demand deposits	$406,681	$365,854
Savings and NOW deposits	832,525	708,988
Money Market Accounts	672,447	616,241
Time deposits	431,630	433,501

Total deposits	2,343,283	2,124,584
Securities sold under agreements to repurchase	176,060	143,320
Other borrowed funds	184,144	244,143
Subordinated debentures	36,083	36,083
Due to broker	10,750	—
Other liabilities	37,385	34,446

Total liabilities	2,787,705	2,582,576

Stockholders’ Equity

Preferred stock - $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,561,804 shares and 3,548,317 shares, respectively	3,562	3,548
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,986,880 and 1,994,380 shares, respectively	1,986	1,994
Additional paid-in capital	11,718	11,587
Retained earnings	158,661	146,039

	175,927	163,168
Unrealized gains on securities available-for-sale, net of taxes	12,536	8,319
Pension liability, net of taxes	(10,351)	(10,838)

Total accumulated other comprehensive income(loss), net of taxes	2,185	(2,519)

Total stockholders’ equity	178,112	160,649

Total liabilities and stockholders’ equity	$2,965,817	$2,743,225

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income
Loans	$14,494	$12,030	$39,114	$36,147
Securities held-to-maturity	1,744	1,304	5,131	4,595
Securities available-for-sale	5,671	6,042	17,054	17,104
Federal funds sold and interest-bearing deposits in other banks	170	262	457	967

Total interest income	22,079	19,638	61,756	58,813

Interest expense
Savings and NOW deposits	562	583	1,649	2,023
Money market accounts	603	636	1,833	2,109
Time deposits	1,493	2,512	4,774	7,285
Securities sold under agreements to repurchase	94	82	274	290
Other borrowed funds and subordinated debentures	2,107	1,987	6,215	5,826

Total interest expense	4,859	5,800	14,745	17,533

Net interest income	17,220	13,838	47,011	41,280

Provision for loan losses	1,250	1,200	3,250	3,600

Net interest income after provision for loan losses	15,970	12,638	43,761	37,680

Other operating income
Service charges on deposit accounts	1,977	2,031	5,887	5,854
Lockbox fees	745	658	2,225	2,129
Net gain on sales of investments	529	883	1,119	1,245
Other income	854	931	2,481	2,651

Total other operating income	4,105	4,503	11,712	11,879

Operating expenses
Salaries and employee benefits	8,400	7,357	24,732	21,948
Occupancy	1,161	1,059	3,459	3,285
Equipment	627	608	1,754	1,700
FDIC assessments	450	413	1,302	1,612
Other	3,070	2,618	8,712	7,495

Total operating expenses	13,708	12,055	39,959	36,040

Income before income taxes	6,367	5,086	15,514	13,519

Provision for income taxes	685	504	1,253	1,015

Net income	$5,682	$4,582	$14,261	$12,504

Share data:
Weighted average number of shares outstanding, basic
Class A	3,561,625	3,544,967	3,556,369	3,542,170
Class B	1,986,880	1,995,630	1,990,838	1,998,422
Weighted average number of shares outstanding, diluted
Class A	5,549,810	5,541,646	5,548,133	5,541,711
Class B	1,986,880	1,995,630	1,990,838	1,998,422
Basic earnings per share:
Class A	$1.25	$1.01	$3.13	$2.75
Class B	$0.62	$0.50	$1.57	$1.38
Diluted earnings per share
Class A	$1.02	$0.83	$2.57	$2.26
Class B	$0.62	$0.50	$1.57	$1.38

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended September 30,
	2012		2011
Net income		$5,682		$4,582
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	2,628		4,469
Less: reclassification adjustment for gains included in net income	(529)	2,099	(883)	3,586

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost		163		95

Other comprehensive income		2,262		3,681

Comprehensive income		$7,944		$8,263

	Nine months ended September 30,
	2012		2011
Net income		$14,261		$12,504
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	5,336		8,121
Less: reclassification adjustment for gains included in net income	(1,119)	4,217	(1,245)	6,876

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost		487		285

Other comprehensive income		4,704		7,161

Comprehensive income		$18,965		$19,665

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2012 and 2011

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	12,504	—	12,504
Unrealized holding losses arising during period, net of $2,098 in taxes and $362 in realized net gains	—	—	—	—	6,876	6,876
Pension liability adjustment, net of $126 in taxes	—	—	—	—	285	285
Conversion of class B common stock to class A common stock, 17,000 shares	17	(17)	—	—	—	—
Stock options exercised, 350 shares	1	—	5	—	—	6
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,274)	—	(1,274)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(361)	—	(361)

Balance at September 30, 2011	$3,547	$1,994	$11,542	$142,395	$3,583	$163,061

Balance at December 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649
Net income	—	—	—	14,261	—	14,261
Unrealized holding gains arising during period, net of $2,651 in taxes and $1,119 in realized net gains	—	—	—	—	4,217	4,217
Pension liability adjustment, net of $216 in taxes	—	—	—	—	487	487
Conversion of class B common stock to class A common stock, 7,500 shares	8	(8)	—	—	—	—
Stock options exercised, 5,987 shares	6	—	131	—	—	137
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,279)	—	(1,279)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(360)	—	(360)

Balance at September 30, 2012	$3,562	$1,986	$11,718	$158,661	$2,185	$178,112

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,261	$12,504
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(10,812)	—
Proceeds from mortgage loans sold	14,497	—
Gain on sales of mortgage loans held for sale	(296)	—
Net gain on sales of investments	(1,119)	(1,245)
Gain on sale of loans	—	(364)
Provision for loan losses	3,250	3,600
Deferred income taxes	(1,377)	(1,024)
Net depreciation and amortization	4,838	3,828
Decrease in accrued interest receivable	156	608
Gain on sale of other real estate owned	(4)	—
Increase in other assets	(3,303)	(5,587)
Increase in other liabilities	3,788	816

Net cash provided by operating activities	23,879	13,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	23,351	119,044
Purchase of short-term investments	(36,364)	(24,495)
Proceeds from maturities of securities available-for-sale	429,440	556,599
Proceeds from sales of securities available-for-sale	271,500	43,124
Purchase of securities available-for-sale	(654,900)	(955,685)
Proceeds from maturities of securities held-to-maturity	69,831	95,708
Purchase of securities held-to-maturity	(175,343)	—
Proceeds from sales of loans	—	11,295
Net increase in loans	(85,354)	(58,990)
Proceeds from sales of other real estate owned	1,187	—
Capital expenditures	(3,309)	(2,328)

Net cash used in investing activities	(159,961)	(215,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(1,871)	82,456
Net increase in demand, savings, money market and NOW deposits	220,570	120,930
Net proceeds from exercise of stock options	137	6
Cash dividends	(1,639)	(1,635)
Net increase in securities sold under agreements to repurchase	32,740	24,480
Net decrease in other borrowed funds	(59,999)	(28,975)

Net cash provided by financing activities	189,938	197,262

Net increase (decrease) in cash and cash equivalents	53,856	(5,330)
Cash and cash equivalents at beginning of period	207,766	188,552

Cash and cash equivalents at end of period	$261,622	$183,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,828	$17,578
Income taxes	1,828	2,311
Change in unrealized gains on securities available-for-sale, net of taxes	4,217	6,876
Pension liability adjustment, net of taxes	487	285
Due to broker	10,750	5,000
Transfer of loans to other real estate owned	400	—

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Nine Months Ended September 30, 2012 and 2011

Note 1. Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly-owned subsidiaries: Century Subsidiary Investments, Inc. (“CSII”); Century Subsidiary Investments, Inc. II (“CSII II”); Century Subsidiary Investments, Inc. III (“CSII III”); and Century Financial Services Inc. (“CFSI”). CSII, CSII II, CSII III are engaged in buying, selling and holding investment securities. CFSI has the power to engage in financial agency, securities brokerage, and investment and financial advisory services and related securities credit. The Company also owns 100% of Century Bancorp Capital Trust II (“CBCT II”). The entity is an unconsolidated subsidiary of the Company.

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

For the quarter ended September 30, 2011:

	As previously reported	As revised
Basic EPS – Class A common	$0.83	$1.01
Basic EPS – Class B common	$0.83	$0.50
Diluted EPS – Class A common	$0.83	$0.83
Diluted EPS – Class B common	$0.83	$0.50

For the nine months ended September 30, 2011:

	As previously reported	As revised
Basic EPS – Class A common	$2.26	$2.75
Basic EPS – Class B common	$2.26	$1.38
Diluted EPS – Class A common	$2.26	$2.26
Diluted EPS – Class B common	$2.26	$1.38

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $3.2 million as of September 30, 2012. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

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

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2012 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	36,062	$28.90
Exercised	(5,987)	22.87
Forfeited	(450)	22.50

Outstanding at end of period	29,625	$30.22

Exercisable at end of period	29,625	$30.22

Available to be granted at end of period	223,534

On September 30, 2012, the outstanding options to purchase 29,625 shares of Class A common stock have exercise prices between $26.68 and $31.83, with a weighted average exercise price of $30.22 and a weighted average remaining contractual life of 1.5 years. The intrinsic value of options exercisable at September 30, 2012 had an aggregate value of $50,379. The intrinsic value of options exercised at September 30, 2012 had an aggregate value of $54,203.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2012.

Note 4. Securities Available-for-Sale

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In thousands)
U.S. Treasury	$1,999	$6	$—	$2,005	$1,999	$13	$—	$2,012
U.S. Government Sponsored Enterprises	85,035	334	—	85,369	174,657	311	11	174,957
Small Business Administration	8,142	113	—	8,255	8,714	87	—	8,801
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,041,144	21,187	250	1,062,081	1,020,752	16,262	1,176	1,035,838
Privately Issued Residential Mortgage Backed Securities	3,072	32	21	3,083	3,509	—	311	3,198
Obligations Issued by States and Political Subdivisions	66,377	52	960	65,469	21,515	84	957	20,642
Other Debt Securities	2,300	—	36	2,264	13 ,293	—	683	12,610
Equity Securities	458	115	—	573	533	85	—	618

Total	$1,208,527	$21,839	$1,267	$1,229,099	$1,244,972	$16,842	$3,138	$1,258,676

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $518,615,000 and $488,690,000 at September 30, 2012 and December 31, 2011, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $236,894,000 and $246,036,000 at September 30, 2012 and December 31, 2011, respectively. The Company realized gross gains of $1,119,000 from the proceeds of $271,500,000 from the sales of available-for-sale securities for the nine months ended September 30, 2012. The Company realized gross gains of $1,245,000 from the proceeds of $43,124,000 from the sales of available-for-sale securities for the nine months ended September 30, 2011.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2012.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$96,169	$96,670
After one but within five years	925,961	943,843
After five but within ten years	173,923	176,773
More than 10 years	10,516	9,776
Non-maturing	1,958	2,037

Total	$1,208,527	$1,229,099

The weighted average remaining life of investment securities available-for-sale at September 30, 2012 was 3.5 years. Included in the weighted average remaining life calculation at September 30, 2012 was $70,037,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2012 and December 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2012. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 9 and 7 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 444 holdings at September 30, 2012.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	52,036	221	11,629	29	63,665	250
Privately Issued Residential Mortgage Backed Securities	—	—	1,939	21	1,939	21
Obligations Issued by States and Political Subdivisions	—	—	3,725	960	3,725	960
Other Debt Securities	—	—	1,464	36	1,464	36

Total temporarily impaired securities	$52,036	$221	$18,757	$1,046	$70,793	$1,267

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

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$14,989	$11	$—	$—	$14,989	$11
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	331,469	1,176	—	—	331,469	1,176
Privately Issued Residential Mortgage Backed Securities	—	—	3,198	311	3,198	311
Obligations Issued by States and Political Subdivisions	—	—	3,725	957	3,725	957
Other Debt Securities	10,542	652	1,468	31	12,010	683
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$357,000	$1,839	$8,391	$1,299	$365,391	$3,138

Note 5. Investment Securities Held-to-Maturity

	September 30, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$7,745	$42	$—	$7,787	$26,979	$36	$2	$27,013
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	276,745	6,414	165	282,994	152,389	5,435	15	157,809

Total	$284,490	$6,456	$165	$290,781	$179,368	$5,471	$17	$184,822

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $158,319,000 and $8,885,000 at September 30, 2012 and December 31, 2011, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $111,707,000 and $49,345,000 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2012.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$19,167	$19,356
After one but within five years	227,971	233,077
After five but within ten years	37,076	38,061
More than ten years	276	287

Total	$284,490	$290,781

The weighted average remaining life of investment securities held-to-maturity at September 30, 2012 was 3.5 years. Included in the weighted average remaining life calculation at September 30, 2012 were $7,745,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2012 and December 31, 2011, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at September 30, 2012. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 3 and 1 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 98 holdings at September 30, 2012.

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	19,030	143	5,370	22	24,400	165

Total temporarily impaired securities	$19,030	$143	$5,370	$22	$24,400	$165

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

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	FairValue	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	( In thousands)
U.S. Government Sponsored Enterprises	$4,994	$2	$—	$—	$4,994	$2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	5,367	15	—	—	5,367	15

Total temporarily impaired securities	$10,361	$17	$—	$—	$10,361	$17

Note 6. Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, the financial condition of borrowers, the value of collateral securing loans and other relevant factors.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$17,979	$15,915	$16,574	$14,053
Loans charged off	(728)	(1,283)	(1,787)	(2,252)
Recoveries on loans previously charged-off	157	170	621	601

Net charge-offs	(571)	(1,113)	(1,166)	(1,651)
Provision charged to expense	1,250	1,200	3,250	3,600

Allowance for loan losses, end of period	$18,658	$16,002	$18,658	$16,002

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2012 follows:

	Construction and land development	Commercial and industrial	Commercial real estate	Residential real estate	Consumer and other	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at June 30, 2012	$2,889	$3,466	$7,754	$1,793	$293	$681	$1,103	$17,979
Charge-offs	—	(532)	—	(49)	(147)	—	—	(728)
Recoveries	—	38	2	2	99	16	—	157
Provision	140	133	967	240	52	176	(458)	1,250

Balance at September 30, 2012	$3,029	$3,105	$8,723	$1,986	$297	$873	$645	$18,658

Further information pertaining to the allowance for loan losses for nine months ending September 30, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574
Charge-offs	—	(931)	—	(110)	(587)	(159)	—	(1,787)
Recoveries	—	243	5	11	346	16	—	621
Provision	136	654	2,152	199	182	312	(385)	3,250

Ending balance at September 30, 2012	$3,029	$3,105	$8,723	$1,986	$297	$873	$645	$18,658

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$455	$434	$127	$—	$97	$—	2,113
Amount of allowance for loan losses for loans not deemed to be impaired	$2,029	$2,650	$8,289	$1,859	$297	$776	$645	$16,545
Loans:
Ending balance	$38,318	$78,567	$562,252	$262,426	$6,661	$116,699	$—	$1,064,923
Loans deemed to be impaired	$1,500	$1,882	$2,302	$777	$—	$97	$—	$6,558
Loans not deemed to be impaired	$36,818	$76,685	$559,950	$261,649	$6,661	$116,602	$—	$1,058,365

Further information pertaining to the allowance for loan losses for three months ending September 30, 2011 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at June 30, 2011	$2,572	$3,575	$6,321	$1,745	$291	$775	$636	$15,915
Charge-offs	(900)	(203)	—	—	(180)	—	—	(1,283)
Recoveries	—	66	—	4	100	—	—	170
Provision	1,312	(217)	(364)	31	81	8	349	1,200

Balance at September 30, 2011	$2,984	$3,221	$5,957	$1,780	$292	$783	$985	$16,002

Further information pertaining to the allowance for loan losses for nine months ending September 30, 2011 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053
Charge-offs	(900)	(585)	—	(281)	(485)	(1)	—	(2,252)
Recoveries	—	222	—	19	360	—	—	601
Provision	2,132	421	286	324	119	59	259	3,600

Balance at September 30, 2011	$2,984	$3,221	$5,957	$1,780	$292	$783	$985	$16,002

Amount of allowance for loan losses for loans deemed to be impaired	$350	$345	$227	$3	$—	$—	$—	925
Amount of allowance for loan losses for loans not deemed to be impaired	$2,634	$2,876	$5,730	$1,777	$292	$783	$985	$15,077
Loans:
Ending balance	$54,498	$84,765	$458,858	$235,636	$6,419	$111,131	$—	$951,307
Loans deemed to be impaired	$1,800	$1,778	$4,247	$483	$—	$—	$—	$8,308
Loans not deemed to be impaired	$52,698	$82,987	$454,611	$235,153	$6,419	$111,131	$—	$942,999

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2012 and December 31, 2011.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2012 and December 31, 2011.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2012 and December 31, 2011 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at September 30, 2012.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$29,380	$76,213	$555,721
4 (Monitor)	7,438	472	4,229
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,882	2,302

Total	$38,318	$78,567	$562,252

The following table presents the Company’s loans by risk rating at December 31, 2011.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3(Pass)	$48,298	$80,140	$478,186
4 (Monitor)	7,021	739	4,748
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,525	4,561

Total	$56,819	$82,404	$487,495

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at September 30, 2012 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$36,818	$38,318
Commercial and industrial	1,237	1,268	—	2,505	76,062	78,567
Commercial real estate	914	696	—	1,610	560,642	562,252
Residential real estate	954	1,890	—	2,844	259,582	262,426
Consumer and overdrafts	16	6	—	22	6,639	6,661
Home equity	764	98	—	862	115,837	116,699

Total	$3,885	$5,458	$—	$9,343	$1,055,580	$1,064,923

Further information pertaining to the allowance for loan losses at December 31, 2011 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$55,319	$56,819
Commercial and industrial	1,417	763	18	2,198	80,206	82,404
Commercial real estate	2,528	736	—	3,264	484,231	487,495
Residential real estate	2,635	2,324	—	4,959	234,348	239,307
Consumer and overdrafts	519	9	—	528	7,153	7,681
Home equity	171	495	—	666	110,120	110,786

Total	$7,270	$5,827	$18	$13,115	$971,377	$984,492

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

The following is information pertaining to impaired loans for September 30, 2012:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/12	Average Carrying Value for 9 Months Ending 9/30/12	Interest Income Recognized For 3 Months Ending 9/30/12	Interest Income Recognized For 9 months Ending 9/30/12
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$450	$—	$—
Commercial and industrial	635	1,346	—	473	382	—	—
Commercial real estate	172	200	—	174	178	—	—
Residential real estate	31	31	—	218	152	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$838	$1,577	$—	$865	$1,162	$—	$—

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,050	$—	$—
Commercial and industrial	1,247	1,295	455	1,745	1,492	12	35
Commercial real estate	2,130	2,170	434	2,138	3,027	40	84
Residential real estate	746	746	127	494	610	1	1
Consumer	—	—	—	—	—	—	—
Home equity	97	97	97	73	29	—	—

Total	$5,720	$7,600	$2,113	$5,950	$6,208	$53	$120

Total
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$—	$—
Commercial and industrial	1,882	2,641	455	2,218	1,874	12	35
Commercial real estate	2,302	2,370	434	2,312	3,205	40	84
Residential real estate	777	777	127	712	762	1	1
Consumer	—	—	—	—	—	—	—
Home equity	97	97	97	73	29	—	—

Total	$6,558	$9,177	$2,113	$6,815	$7,370	$53	$120

The following is information pertaining to impaired loans for September 30, 2011:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 9/30/11	Average Carrying Value For 9 Months Ending 9/30/11	Interest Income Recognized for 3 Months Ending 9/30/11	Interest Income Recognized for 9 Months Ending 9/30/11
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$1,350	$2,940	$—	$—
Commercial and industrial	642	1,090	—	443	429	1	3
Commercial real estate	415	431	—	246	378	—	—
Residential real estate	450	450	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$1,507	$1,971	$—	$2,039	$3,747	$1	$3

With required reserve recorded:
Construction and land development	1,800	$3,292	$350	$2,110	$844	$—	$—
Commercial and industrial	1,136	1,160	345	1,428	1,087	6	10
Commercial real estate	3,832	3,858	227	6,738	5,215	82	112
Residential real estate	33	33	3	146	68	1	2
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$6,801	$8,343	$925	$10,422	$7,214	$89	$124

Total
Construction and land development	$1,800	$3,292	$350	$3,460	$3,784	$—	$—
Commercial and industrial	1,778	2,250	345	1,871	1,516	7	13
Commercial real estate	4,247	4,289	227	6,984	5,593	82	112
Residential real estate	483	483	3	146	68	1	2
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$8,308	$10,314	$925	$12,461	$10,961	$90	$127

There were no troubled debt restructurings occurring during the nine month period ended September 30, 2012.

Troubled Debt Restructurings occurring during the three month period ended September 30, 2011:

	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
	(Dollars in thousands)
Construction and land development	—	$—	$—
Commercial and industrial	1	41	41
Commercial real estate	—	—	—

Total	1	$41	$41

Troubled Debt Restructurings occurring during the nine month period ended September 30, 2011:

	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
	(Dollars in thousands)
Construction and land development	1	$39	$—
Commercial and industrial	7	484	454
Commercial real estate	4	2,641	2,636

Total	12	$3,164	$3,090

There was one troubled debt restructuring, totaling $11,000, during the 9 months ended September 30, 2011, that subsequently defaulted.

Troubled Debt Restructurings were identified as a modification in which a concession was granted to a customer who is having financial difficulties. This concession may be below market rate, longer amortization/term, and a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations. The loans were modified, for both the commercial and industrial and commercial real estate loans, by reducing interest rates as well as extending terms on the loans. The financial impact of the modifications for performing commercial and industrial loans were $14,368 reduction in principal and $612 increase in interest payments for the quarter ended September 30, 2011 and $21,378 reduction in principal and $103 increase in interest payments for the nine months ended September 30, 2011. The financial impact of the modifications for performing commercial real estate were $8,953 reduction in principal and $11,911 reduction in interest payments for the quarter ended September 30, 2011 and $17,769 reduction in principal and $25,067 reduction in interest payments for the nine months ended September 30, 2011. The financial impact of the modifications for nonperforming was a $7,000 reduction in the carrying value of the loans as a result of payments received under the modified terms of the loans.

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

Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2012	2011	2012	2011
		(In thousands)
Service cost	$274	$211	$355	$170
Interest	323	355	231	233
Expected return on plan assets	(410)	(399)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	28
Recognized net actuarial losses	184	123	84	32

Net periodic benefit cost	$345	$264	$699	$463

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2012	2011	2012	2011
		(In thousands)
Service cost	$822	$633	$1,066	$510
Interest	970	1,065	693	699
Expected return on plan assets	(1,230)	(1,197)	—	—
Recognized prior service cost (benefit)	(78)	(78)	87	84
Recognized net actuarial losses	553	370	252	97

Net periodic benefit cost	$1,037	$793	$2,098	$1,390

Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $1,800,000 to the Pension Plan in 2012. As of September 30, 2012, $1,350,000 of the contribution had been made. The Company expects to contribute an additional $450,000 by the end of the year.

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

The results of the fair value hierarchy as of September 30, 2012, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,005	$—	$2,005	$—
U.S. Government Sponsored Enterprises	85,369	—	85,369	—
SBA Backed Securities	8,255	—	8,255	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	1,062,081	—	1,062,081	—
Privately Issued Residential Mortgage Backed Securities	3,083	—	3,083	—
Obligations Issued by States and Political Subdivisions	65,469	—	1,750	63,719

Other Debt Securities	2,264	—	2,264	—
Equity Securities	573	231	—	342

Total	$1,229,099	$231	$1,164,807	$64,061

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	4,051	—	—	4,051
Other Real Estate Owned	400	—	—	400

Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for the three and nine-month periods ended September 30, 2012 amounted to $203,000 and $2.0 million, respectively. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category.

There were no transfers between level 1 and 2 for the nine months ended September 30, 2012. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month period ended September 30, 2012.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$64,061	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	4,051	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% discount
Other Real Estate Owned	400	Appraisal of collateral (1)	Appraisal adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the nine-month period ended September 30, 2012 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2011	$3,725	$14,772	$417	$18,914
Purchases	—	79,588	—	79,588
Maturities and calls	—	(34,333)	(75)	(34,408)
Amortization	—	(33)	—	(33)
Changes in fair value	—	—	—	—

Balance at September 30, 2012	$3,725	$59,994	$342	$64,061

The amortized cost of Level 3 securities was $65,020,000 at September 30, 2012 with an unrealized loss of $960,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the nine-month period ended September 30, 2011, are shown in the table below:

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
September 30, 2012	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Securities held-to-maturity	$284,490	$290,781	$—	$290,781	$—
Loans (1)	1,046,265	1,097,153	—	—	1,097,153
Financial liabilities:
Time deposits	431,630	436,653	—	436,653	—
Other borrowed funds	184,144	195,729	—	195,729	—
Subordinated debentures	36,083	43,853	—	—	43,853

December 31, 2011
Financial assets:
Securities held-to-maturity	179,368	184,822	—	184,822	—
Loans (1)	967,918	1,018,822	—	—	1,018,822
Financial liabilities:
Time deposits	433,501	439,711	—	439,711	—
Other borrowed funds	244,143	258,165	—	258,165	—
Subordinated debentures	36,083	43,063	—	—	43,063

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about offsetting assets and liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company is currently assessing the impact on the Company’s financial statements and will implement the provisions of ASU 2011-11 as of January 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. The Company had total assets of approximately $3.0 billion as of September 30, 2012. The Company presently operates 24 banking offices in 19 cities and towns in Massachusetts ranging from Braintree in the south to Beverly in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

During July 2012, the Company received state regulatory approval to close a branch at Chestnut Hill in Newton, Massachusetts. The branch closed on September 21, 2012 and the accounts were temporarily moved to the Brookline, Massachusetts branch. During July 2012, the Company entered into a lease agreement and received regulatory approval to open a branch at a new location at Chestnut Hill in Newton, Massachusetts. The branch is scheduled to open during the fourth quarter of 2013 and the accounts that were temporarily moved to the Brookline, Massachusetts branch will be moved to the new branch at Chestnut Hill in Newton, Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a third party full-service securities brokerage business.

The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 189 (54%) of the 351 cities and towns in Massachusetts.

Net income for the third quarter ended September 30, 2012 was $5,682,000, or $1.02 per Class A share diluted, compared to net income of $4,582,000, or $0.83 per Class A share diluted, for the third quarter ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $14,261,000, or $2.57 per Class A share diluted, compared to net income of $12,504,000, or $2.26 per Class A share diluted, for the same period a year ago. Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011
Basic EPS – Class A common	$1.25	$1.01
Basic EPS – Class B common	$0.62	$0.50
Diluted EPS – Class A common	$1.02	$0.83
Diluted EPS – Class B common	$0.62	$0.50

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Basic EPS – Class A common	$3.13	$2.75
Basic EPS – Class B common	$1.57	$1.38
Diluted EPS – Class A common	$2.57	$2.26
Diluted EPS – Class B common	$1.57	$1.38

Net interest income totaled $47.0 million for the first nine months of 2012 compared to $41.3 million for the same period in 2011. The 13.9% increase in net interest income for the period is due to a 10.5% increase in the average balances of earning assets, combined with a similar increase in average deposits. The net interest margin increased from 2.49% on a fully taxable equivalent basis in 2011 to 2.58% on the same basis for 2012. This was primarily the result of prepayment fees of approximately $3.0 million that were collected during the first nine months of 2012 compared to $43,000 for the period last year. Also, interest expense decreased primarily as a result of the continued decline in market rates.

The trends in the net interest margin are illustrated in the graph below:

The primary factor accounting for the general decrease in the net interest margin for the third quarter of 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. Pricing discipline continued through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments. During the third quarter of 2011 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower cost of funds, and by deploying excess liquidity through expansion of the investment portfolio.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended September 30, 2012, the loan loss provision was $1.3 million compared to a provision of $1.2 million for the same period last year. For the nine months ended September 30, 2012, the loan loss provision was $3.3 million compared to a provision of $3.6 million for the same period last year. The decrease in the provision was primarily as a result of a decline in the balance of construction loans, partially offset by an increase in commercial real estate loans. During the nine months ended September 30, 2012, management provided $1.0 million for one large construction loan. Nonperforming loans decreased to $5.5 million at September 30, 2012 from $6.1 million on September 30, 2011.

The Company capitalized on favorable market conditions for the third quarter and nine months ended September 30, 2012 and realized net gains on sales of investments of $529,000 and $1.1 million as compared to $883,000 and $1.2 million for the same periods in 2011. Included in operating expenses for the first nine months ended September 30, 2012 are FDIC assessments of $1.3 million, compared to $1.6 million for the same period in 2011. FDIC assessments decreased primarily as a result of a decrease in the assessment rate, offset somewhat by an increase in the assessment base.

For the first nine months of 2012, the Company’s effective income tax rate was 8.1% compared to 7.5% for last year’s corresponding period. The effective income tax rate has remained low primarily as a result of tax-exempt income.

Financial Condition

Loans

On September 30, 2012, total loans outstanding were $1.1 billion, an increase of 8.2% from the total on December 31, 2011. At September 30, 2012, commercial real estate loans accounted for 52.8% and residential real estate loans, including home equity loans, accounted for 35.6% of total loans.

Commercial and industrial loans decreased to $78.6 million at September 30, 2012 from $82.4 million at December 31, 2011. Construction loans decreased to $38.3 million at September 30, 2012 from $56.8 million on December 31, 2011, primarily as a result of a large loan moving into permanent financing.

Allowance for Loan Losses

The allowance for loan loss at September 30, 2012 was $18.7 million as compared to $16.6 million at December 31, 2011. The increase was due to quantitative factors associated with the loan loss reserve requirement. As part of the analysis, management provided $1.0 million for one large construction loan in the first quarter of 2012. Also, the level of the allowance for loan losses to total loans increased from 1.68% at December 31, 2011 to 1.75% at September 30, 2012. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased, primarily as a result of increases in required specific reserves associated with impaired loans. Also, the allowance for loan losses increased as a result of growth in the commercial real estate portfolio which increased from $487.5 million at December 31, 2011 to $562.3 million at September 30, 2012. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•

Construction loans: The outstanding loan balance of construction loans at September 30, 2012 is $38.3 million as compared to $56.8 million at December 31, 2011. A major factor in nonaccrual loans is one large construction loan. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•

Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $548.4 million at September 30, 2012 as compared to $489.1 million at December 31, 2011. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $235.8 million, at September 30, 2012 as compared to $189.2 million at December 31, 2011. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•

Small business loans: The outstanding loan balances of small business loans is $41.0 million at September 30, 2012 as compared to $44.0 million at December 31, 2011. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$17,979	$15,915	$16,574	$14,053
Loans charged off	(728)	(1,283)	(1,787)	(2,252)
Recoveries on loans previously charged-off	157	170	621	601

Net charge-offs	(571)	(1,113)	(1,166)	(1,651)
Provision charged to expense	1,250	1,200	3,250	3,600

Allowance for loan losses, end of period	$18,658	$16,002	$18,658	$16,002

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccruing loans	$5,458	$5,827
Loans past due 90 days or more and still accruing	$—	$18
Other real estate owned	$400	$1,183
Nonaccruing loans as a percentage of total loans	0.51%	0.59%
Accruing troubled debt restructures	$2,227	$4,634

Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Cash and Cash Equivalents

Cash and cash equivalents remained relatively stable during the third quarter of 2012. As part of the Company’s contingency liquidity plan, federal funds lines of credit totaling $59 million were either confirmed or established during the year.

Short-term Investments

Short-term investments increased mainly as a result of increases in shorter term higher yielding investments.

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

Securities Available-for-Sale (at Fair Value)

	September 30, 2012	December 31, 2011
	(In thousands)
U.S. Treasury	$2,005	$2,012
U.S. Government Sponsored Enterprises	85,369	174,957
Small Business Administration	8,255	8,801
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,062,081	1,035,838
Privately Issued Residential Mortgage-backed Securities	3,083	3,198
Obligations issued by States and Political Subdivisions	65,469	20,642
Other Debt Securities	2,264	12,610
Equity Securities	573	618

Total Securities Available–for-Sale	$1,229,099	$1,258,676

During the first nine months of 2012 the Company capitalized on favorable market conditions and realized $1,119,000 of gains on sales of investments. The sales of investments represented 47 U.S. Government Sponsored Enterprise bonds and 2 Corporate bonds totaling $271,500,000.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

	September 30, 2012	December 31, 2011
	(In thousands)
U.S. Government Sponsored Enterprises	$7,745	$26,979
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	276,745	152,389

Total Securities Held-to-Maturity	$284,490	$179,368

At September 30, 2012 and December 31, 2011, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $1.2 billion at September 30, 2012, a decrease of 2.3% from December 31, 2011. Purchases of securities available-for-sale totaled $654.9 million for the nine months ended September 30, 2012. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.5 years.

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

Securities available-for-sale totaling $64.1 million, or 2.2% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $284.5 million on September 30, 2012, an increase of 58.6% from the total on December 31, 2011. The increase was mainly attributable to purchases with extended maturities that were included in this portfolio. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.5 years.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the quarter ended September 30, 2012, the FHLBB reported preliminary net income of $50.8 million. The FHLBB also declared a dividend equal to an annual yield of 0.48%. As of September 30, 2012, no impairment has been recognized.

Deposits and Borrowed Funds

On September 30, 2012, deposits totaled $2.3 billion, representing a 10.3% increase from December 31, 2011. Total deposits increased primarily as a result of increases in money market, savings and NOW and demand deposits. Savings and NOW and money market increased as the Company continued to offer attractive rates for these types of deposits during the first nine months of the year. Borrowed funds totaled $360.2 million compared to $387.5 million at December 31, 2011. Borrowed funds decreased mainly as a result of matured term borrowings from the FHLBB.

Stockholders’ Equity

At September 30, 2012, total equity was $178.1 million compared to $160.6 million at December 31, 2011. The Company’s equity increased primarily as a result of earnings and other comprehensive income, net of taxes, offset somewhat by dividends paid. The Company’s leverage ratio stood at 6.95% at September 30, 2012, compared to 7.02% at September 30, 2011. This decline in the leverage ratio is due to an increase in assets, offset by an increase in stockholders’ equity. The Company’s Tier 1 capital-to-risk assets and total capital-to-risk assets stood at 14.44% and 15.69%, respectively, at September 30, 2012. Book value as of September 30, 2012 was $32.10 per share.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2011			September 30, 2012
	(In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$714,470	$8,518	4.74%	$703,852	$9,141	5.15%
Loans tax-exempt	350,848	8,031	9.11	256,489	4,629	7.16
Securities available-for-sale (5):
Taxable	1,153,336	5,560	1.93	1,114,498	5,997	2.15
Tax-exempt	69,522	170	0.98	18,610	68	1.46
Securities held-to-maturity:
Taxable	288,600	1,744	2.42	155,857	1,304	3.35
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	236,850	170	0.29	304,852	262	0.34

Total interest-earning assets	2,813,626	24,193	3.43%	2,554,158	21,401	3.34%
Non interest-earning assets	173,181			163,964
Allowance for loan losses	(18,462)			(16,503)

Total assets	$2,968,345			$2,701,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$596,514	$398	0.27%	$477,829	$390	0.32%
Savings accounts	277,934	164	0.23	262,818	193	0.29
Money market accounts	688,761	603	0.35	586,284	636	0.43
Time deposits	395,059	1,493	1.50	521,962	2,512	1.91

Total interest-bearing deposits	1,958,268	2,658	0.54	1,848,893	3,731	0.80
Securities sold under agreements to repurchase	178,474	94	0.21	118,145	82	0.28
Other borrowed funds and subordinated debentures	220,647	2,107	3.80	202,599	1,987	3.89

Total interest-bearing liabilities	2,357,389	4,859	0.82%	2,169,637	5,800	1.06%

Non interest-bearing liabilities
Demand deposits	397,428			342,624
Other liabilities	38,056			29,866

Total liabilities	2,792,873			2,542,127

Stockholders’ equity	175,472			159,492
Total liabilities & stockholders’ equity	$2,968,345			$2,701,619

Net interest income on a fully taxable equivalent basis		19,334			15,601
Less taxable equivalent adjustment		(2,114)			(1,763)

Net interest income		$17,220			$13,838

Net interest spread (3)			2.61%			2.28%

Net interest margin (4)			2.73%			2.42%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2012			September 30, 2011
	( In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$710,394	$26,183	4.92%	$707,181	$27,844	5.25%
Loans tax-exempt	309,215	18,717	8.09	239,724	13,208	7.37
Securities available-for-sale (5):
Taxable	1,195,460	16,812	1.88	1,015,393	16,943	2.22
Tax-exempt	45,483	368	1.08	23,062	244	1.41
Securities held-to-maturity:
Taxable	266,686	5,131	2.57	189,100	4,595	3.24
Tax-exempt	—	—	—	—	—	—
Interest-bearing deposits in other banks	212,417	457	0.29	305,717	967	0.42

Total interest-earning assets	2,739,655	67,668	3.30%	2,480,177	63,801	3.43%
Non interest-earning assets	170,383			157,061
Allowance for loan losses	(17,748)			(15,517)

Total assets	$2,892,290			$2,621,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$569,742	$1,166	0.27%	$474,432	$1,371	0.39%
Savings accounts	275,315	483	0.23	253,806	652	0.34
Money market accounts	667,439	1,833	0.37	575,785	2,109	0.49
Time deposits	413,124	4,774	1.54	489,808	7,285	1.99

Total interest-bearing deposits	1,925,620	8,256	0.57	1,793,831	11,417	0.85
Securities sold under agreements to repurchase	166,941	274	0.22	121,750	290	0.32
Other borrowed funds and subordinated debentures	217,703	6,215	3.81	202,720	5,826	3.84

Total interest-bearing liabilities	2,310,264	14,745	0.85%	2,118,301	17,533	1.11%

Non interest-bearing liabilities
Demand deposits	375,614			321,340
Other liabilities	37,067			29,160

Total liabilities	2,722,945			2,468,801

Stockholders’ equity	169,345			159,920
Total liabilities & stockholders’ equity	$2,892,290			$2,621,721

Net interest income on a fully taxable equivalent basis		52,923			46,268
Less taxable equivalent adjustment		(5,912)			(4,988)

Net interest income		$47,011			$41,280

Net interest spread (3)			2.45%			2.32%

Net interest margin (4)			2.58%			2.49%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2012 Compared with			Nine Months Ended September 30, 2012 Compared with
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$132	$(755)	$(623)	$128	$(1,789)	$(1,661)
Tax-exempt	1,956	1,446	3,402	4,121	1,388	5,509
Securities available-for-sale
Taxable	204	(641)	(437)	2,754	(2,885)	(131)
Tax-exempt	131	(29)	102	192	(68)	124
Securities held-to-maturity
Taxable	878	(438)	440	1,625	(1,089)	536
Interest-bearing deposits in other banks	(53)	(39)	(92)	(249)	(261)	(510)

Total interest income	3,248	(456)	2,792	8,571	(4,704)	3,867

Interest expense:
Deposits:
NOW accounts	86	(78)	8	244	(449)	(205)
Savings accounts	11	(40)	(29)	51	(220)	(169)
Money market accounts	100	(133)	(33)	304	(580)	(276)
Time deposits	(544)	(475)	(1,019)	(1,034)	(1,477)	(2,511)

Total interest-bearing deposits	(347)	(726)	(1,073)	(435)	(2,726)	(3,161)
Securities sold under agreements to repurchase	35	(23)	12	90	(106)	(16)
Other borrowed funds and subordinated debentures	169	(49)	120	433	(44)	389

Total interest expense	(143)	(798)	(941)	88	(2,876)	(2.788)

Change in net interest income	$3,391	$342	$3,733	$8,483	$(1,828)	$6,655

Net Interest Income

For the three months ended September 30, 2012, net interest income on a fully taxable equivalent basis totaled $19.3 million compared to $15.6 million for the same period in 2011, an increase of $3.7 million or 23.9%. This increase in net interest income for the period is due to a 10.2% increase in the average balances of earning assets, combined with a similar increase in deposits as well as an increase in the net interest margin. The net interest margin increased from 2.42% on a fully taxable equivalent basis in 2011 to 2.73% on the same basis for 2012. The Company collected approximately $2.4 million of prepayment fees during the third quarter of 2012 compared to $12,000 for the same period last year.

For the nine months ended September 30, 2012, net interest income on a fully taxable equivalent basis totaled $52.9 million compared to $46.3 million for the same period in 2011, an increase of $6.7 million or 14.4%. This increase in net interest income for the period is due to a 10.5% increase in the average balances of earning assets, combined with a similar increase in deposits as well as an increase in the net interest margin. The net interest margin increased from 2.49% on a fully taxable equivalent basis in 2011 to 2.58% on the same basis for 2012. The Company collected approximately $3.0 million of prepayment fees for the nine months ended September 30, 2012 compared to $43,000 for the same period last year.

Provision for Loan Losses

For the three months ended September 30, 2012, the loan loss provision was $1.3 million compared to a provision of $1.2 million for the same period last year. For the nine months ended September 30, 2012, the loan loss provision was $3.3 million compared to a provision of $3.6 million for the same period last year. The change in the provision for the three and nine months ended September 30, 2012, was primarily due to changes in the composition of the loan portfolio. The level of the allowance for loan losses to total loans increased from 1.68% at December 31, 2011 to 1.75% at September 30, 2012. The increase was primarily the result of an increase in required specific reserves associated with impaired loans.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2012 decreased by $398,000 to $4.1 million from $4.5 million for the same period last year. This was mainly attributable to a decrease in net gains on sales of investments of $354,000. There was a decrease in service charges on deposit accounts of $54,000, which was mainly attributable to a decrease in overdraft charges. Lockbox fees increased by $87,000 as a result of increased customer volume. Other income decreased by $77,000 mainly as a result of decreases in net gains on sales of loans and a decrease in the growth of cash surrender values on life insurance policies, which was attributable to lower returns on life insurance policies.

Other operating income for the nine months ended September 30, 2012 decreased by $167,000 to $11.7 million from $11.9 million for the same period last year. This was mainly attributable to a decrease in other income of $170,000 and a decrease in net gains on sales of investments of $126,000. There was an increase in service charges on deposit accounts of $33,000, which was mainly attributable to an increase in customer activity. Lockbox fees increased by $96,000 as a result of increased customer volume. Other income decreased by $170,000 mainly as a result of decreases in brokerage commissions and a decrease in net gains on sales of loans.

For the quarter ended September 30, 2012, operating expenses increased by $1.7 million or 13.7% to $13.7 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $1.0 million in salaries and employee benefits, $452,000 in other expenses and $121,000 occupancy and equipment expenses. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels and pension costs. Occupancy and equipment increased mainly as a result of costs associated with the Andover branch opening during the third quarter of 2012. Other expenses increased mainly as a result of increases in contributions and software maintenance.

For the nine months ended September 30, 2012, operating expenses increased by $3.9 million or 10.9% to $40.0 million, from the same period last year. The increase in operating expenses for the nine months was mainly attributable to an increase of $2.8 million in salaries and employee benefits, $1.2 million in other expenses and $228,000 in occupancy and equipment expenses. This was offset somewhat by a decrease of $310,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels and pension costs. Occupancy and equipment increased mainly as a result of costs associated with the Newton Centre branch opening during the second quarter of 2011 and the Andover branch opening during the third quarter of 2012. Other expenses increased mainly as a result of increases in contribution, software maintenance and marketing expenses. FDIC assessments decreased mainly as a result of a decrease in the assessment rate, offset somewhat by an increase in the assessment base.

Income Taxes

For the third quarter of 2012, the Company’s income tax expense totaled $685,000 on pretax income of $6.4 million resulting in an effective tax rate of 10.8%. For last year’s corresponding quarter, the Company’s income tax expense totaled $504,000 on pretax income of $5.1 million resulting in an effective tax rate of 9.9%. For the nine months ended September 30, 2012, the Company’s income tax expense totaled $1.3 million on pretax income of $15.5 million resulting in an effective tax rate of 8.1%. For last year’s corresponding period, the Company’s income tax expense totaled $1.0 million on pretax income of $13.5 million resulting in an effective tax rate of 7.5%. The effective income tax rate for both the quarter and the nine month periods remained low primarily as a result of tax-exempt income.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2012 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 – July 31, 2012	—	$—	—	300,000

August 1 – August 31, 2012	—	$—	—	300,000

September 1 – September 30, 2012	—	$—	—	300,000

(1)	On July 10, 2012, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities – None

Item 5	Other Information – None

Item 6	Exhibits

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

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+ +	As provided in Rule 406T of regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2012	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)