Form 10-K
period 2012-12-31
CENTURY BANCORP INC
filed 2013-03-12
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2012 was $106,506,833.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2013:

Class A Common Stock, $1.00 par value 3,569,679 Shares

Class B Common Stock, $1.00 par value 1,986,880 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2012 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2012, the Company had total assets of $3.1 billion. Currently, the Company operates 25 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, nonprofit organizations, and individuals. It emphasizes service to small and medium-sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans, and consumer loans and accepts savings, time and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lockbox collection services, cash management services and account reconciliation services, and it actively promotes the marketing of these services to the municipal market. Also, the Company provides full-service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a full-service third-party securities brokerage business.

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with 192 (55%) of the 351 cities and towns in Massachusetts.

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

Employees

As of December 31, 2012, the Company had 336 full-time and 82 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has responsibility for holding company activities and performed a review of the Company and its subsidiaries as of June 2012.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

Deposit Insurance Premiums

The Bank’s deposits have the benefit of FDIC insurance up to applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of assets that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

The Bank was also a participant in the FDIC’s Temporary Liquidity Guarantee Program.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $2.8 million as of December 31, 2012.

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

(iv)  at December 31, 2012, approximately 59.8% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v)  at December 31, 2012, approximately 36.0% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii)  writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2012, our goodwill and other identifiable intangible assets were approximately $2.7 million;

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

(x)  the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact the Company’s reputation; and

(xi)  the Governor of Massachusetts has proposed a tax plan that would modify existing income tax rules. The Governor’s plan is part of his budget recommendations for fiscal year 2014, and will subject security corporations to the same tax base and rate as regular business corporations. The proposed tax changes would take effect as of January 1, 2014. The Company is currently analyzing the financial impact of the proposed changes.

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 24 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2013 to 2026. The Company believes that its banking offices are in good condition.

During July 2010, the Company entered into a lease agreement to open a branch located at Newton Centre in Newton, Massachusetts. The branch opened on June 20, 2011.

During September 2010, the Company entered into a lease agreement to open a branch located in Andover, Massachusetts. The branch opened on July 16, 2012.

During June 2012, the Company entered into a lease agreement to open a branch located in Wellesley, Massachusetts. The branch opened on November 26, 2012.

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

(a)  The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2011 is shown on page 12. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1 — October 31, 2012	—	—	—	300,000
November 1 — November 30, 2012	—	—	—	300,000
December 1 — December 31, 2012	—	—	—	300,000

(1)	On July 10, 2012, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

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

(b)  Approximate number of equity security holders as of December 31, 2012:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	1,130
Class B Common Stock	49

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
2012
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

(d)  The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2012:

	Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	23,350	$31.17	223,534
Equity compensation plans not approved by security holders	—	—	—

Total	23,350	$31.17	223,534

(e)  The performance graph information required herein is shown on page 12.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 11 and 12.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 13 through 36.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 33.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 37 through 86.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no significant changes in its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting. Management’s report on internal control over financial reporting is shown on page 89. The audit report of the registered public accounting firm is shown on page 88.

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2012	2011	2010	2009	2008
	(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$81,494	$78,065	$76,583	$79,600	$80,693
Interest expense	19,540	22,766	24,817	31,723	35,914

Net interest income	61,954	55,299	51,766	47,877	44,779
Provision for loan losses	4,150	4,550	5,575	6,625	4,425

Net interest income after provision for loan losses	57,804	50,749	46,191	41,252	40,354
Other operating income	15,865	16,240	15,999	16,470	13,975
Operating expenses	53,238	48,742	47,372	46,379	43,028

Income before income taxes	20,431	18,247	14,818	11,343	11,301
Provision for income taxes	1,392	1,554	1,244	1,183	2,255

Net income	$19,039	$16,693	$13,574	$10,160	$9,046

Average shares outstanding Class A, basic	3,557,693	3,543,233	3,521,179	3,509,931	3,514,883
Average shares outstanding Class B, basic	1,990,474	1,997,411	2,012,327	2,022,318	2,027,100
Average shares outstanding Class A, diluted	5,549,191	5,541,794	5,535,742	5,534,340	5,543,702
Average shares outstanding Class B, diluted	1,990,474	1,997,411	2,012,327	2,022,318	2,027,100
Total shares outstanding at year-end	5,554,959	5,542,697	5,540,247	5,530,297	5,538,407
Earnings per share:
Basic, Class A	$4.18	$3.68	$3.00	$2.25	$2.00
Basic, Class B	$2.09	$1.84	$1.50	$1.12	$1.00
Diluted, Class A	$3.43	$3.01	$2.45	$1.84	$1.63
Diluted, Class B	$2.09	$1.84	$1.50	$1.12	$1.00
Dividend payout ratio	11.5%	13.1%	16.0%	21.4%	24.0%
AT YEAR-END
Assets	$3,086,209	$2,743,225	$2,441,684	$2,254,035	$1,801,566
Loans	1,111,788	984,492	906,164	877,125	836,065
Deposits	2,445,073	2,124,584	1,902,023	1,701,987	1,265,527
Stockholders’ equity	179,990	160,649	145,025	132,730	120,503
Book value per share	$32.40	$28.98	$26.18	$24.00	$21.76
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.65%	0.63%	0.56%	0.50%	0.54%
Return on average stockholders’ equity	11.06%	10.72%	9.52%	7.98%	7.43%
Net interest margin, taxable equivalent	2.51%	2.48%	2.52%	2.69%	3.00%
Net charge-offs as a percent of average loans	0.15%	0.21%	0.44%	0.63%	0.38%
Average stockholders’ equity to average assets	5.85%	5.88%	5.93%	6.26%	7.23%
Efficiency ratio	62.1%	62.2%	65.0%	68.5%	70.6%

Financial Highlights — (Continued)

	2012, Quarter Ended
Per Share Data	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$34.00	$33.00	$30.24	$29.50
Low	28.02	28.46	25.00	23.51
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

	2011, Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$28.80	$28.91	$27.80	$28.38
Low	20.50	21.96	23.25	24.75
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2007 to December 31, 2012 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2007 at:	2008	2009	2010	2011	2012
Century Bancorp, Inc.	$80.32	$115.35	$143.27	$153.83	$182.35
NASDAQ Banks	72.91	60.66	72.13	64.51	77.18
NASDAQ U.S.	61.17	87.93	104.35	104.92	123.85

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2007 and that all dividends were reinvested.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $2.8 million as of December 31, 2012. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). Although the Company is not currently subject to these requirements, if adopted in their current form by U.S. banking regulators, the Basel III rules could increase the capital requirements of the Company. If enacted, the new Basel III requirements would be phased-in over a ten year timeframe, resulting in an increase in capital requirements along with the restriction of certain items in Tier 1 capital. Restricted items from Tier 1 capital would include trust preferred securities along with certain levels of deferred tax assets and mortgage servicing assets. Federal banking regulators then issued a notice of proposed rulemaking (NPR, proposal, or proposed rule) to revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). The Company is currently analyzing the proposed rules and the impact on the Company’s capital requirements.

The Governor of Massachusetts has proposed a tax plan that would modify existing income tax rules. The governor’s plan is part of his budget recommendations for fiscal year 2014, and will subject security corporations to the same tax base and rate as regular business corporations. The proposed tax changes would take effect as of January 1, 2014. The Company is currently analyzing the financial impact of the proposed changes.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2012, the Company had total assets of $3.1 billion. Currently, the Company operates 25 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with 192 (55%) of the 351 cities and towns in Massachusetts.

The Company had net income of $19,039,000 for the year ended December 31, 2012, compared with net income of $16,693,000 for the year ended December 31, 2011, and net income of $13,574,000 for the year ended December 31, 2010. Class A diluted earnings per share were $3.43 in 2012, compared to $3.01 in 2011 and $2.45 in 2010.

Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2012	2011	2010
Basic EPS – Class A common	$4.18	$3.68	$3.00
Basic EPS – Class B common	$2.09	$1.84	$1.50
Diluted EPS – Class A common	$3.43	$3.01	$2.45
Diluted EPS – Class B common	$2.09	$1.84	$1.50

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

The primary factor accounting for the general level of the net interest margin for 2010 was a large influx of deposits, primarily from municipalities, and a corresponding increase in short-term investments. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower-yield short-term investments. During the third quarter of 2011 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower cost of funds and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,000,000 of prepayment penalties during the first three quarters of 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of 2012 was an additional large influx of deposits, primarily from municipalities. Management invested the funds in shorter term securities.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Historical U.S. Treasury Yield Curve

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. Since December 31, 2010, longer-term rates have declined resulting in a flatter yield curve.

During 2012, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. During 2012, 2011 and 2010, the U.S. economy experienced a lower short-term rate environment. The lower short-term rates negatively impacted the net interest margin for 2011 and 2010 as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits. The net interest margin also increased in 2012 as a result of prepayment penalties that were collected during the year.

Total assets were $3,086,209,000 at December 31, 2012, an increase of 12.5% from total assets of $2,743,225,000 on December 31, 2011.

On December 31, 2012, stockholders’ equity totaled $179,990,000, compared with $160,649,000 on December 31, 2011. Book value per share increased to $32.40 at December 31, 2012, from $28.98 on December 31, 2011.

During July 2010, the Company entered into a lease agreement to open a branch located at Newton Centre in Newton, Massachusetts. The branch opened on June 20, 2011.

During September 2010, the Company entered into a lease agreement to open a branch located in Andover, Massachusetts. The branch opened on July 16, 2012.

During June 2012, the Company entered into a lease agreement to open a branch located in Wellesley, Massachusetts. The branch opened on November 26, 2012.

During July 2012, the Company received state regulatory approval to close a branch at Chestnut Hill in Newton, Massachusetts. The branch closed on September 21, 2012 and the accounts were temporarily moved to the Brookline, Massachusetts branch. During July 2012, the Company entered into a lease agreement and received regulatory approval to open a branch at a new location at Chestnut Hill in Newton, Massachusetts. The branch is scheduled to open during the fourth quarter of 2013 and the majority of the accounts that were temporarily moved to the Brookline, Massachusetts branch will be moved to the new branch at Chestnut Hill in Newton, Massachusetts.

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

Securities available-for-sale consist of certain U.S. Treasury and U.S. Government Sponsored Enterprise mortgage-backed securities; state, county and municipal securities; privately issued mortgage-backed securities; other debt securities; and other marketable equities.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2012 totaled $1,434,801,000 and included gross unrealized gains of $21,477,000 and gross unrealized losses of $1,271,000. A year earlier, the fair value of securities available-for-sale was $1,258,676,000 including gross unrealized gains of $16,842,000 and gross unrealized losses of $3,138,000. In 2012, the Company recognized gains of $1,843,000 on the sale of available-for-sale securities. In 2011 and 2010, the Company recognized gains of $1,940,000 and $1,851,000, respectively.

Securities which management intends to hold until maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2012 are carried at their amortized cost of $275,507,000 and exclude gross unrealized gains of $6,499,000 and gross unrealized losses of $82,000. A year earlier, securities held-to-maturity totaled $179,368,000, excluding gross unrealized gains of $5,471,000 and gross unrealized losses of $17,000.

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2012		2011		2010
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Treasury	$2,004	0.1%	$2,012	0.2%	$2,005	0.2%
U.S. Government Sponsored Enterprises	130,340	9.1%	174,957	13.9%	175,663	19.3%
SBA Backed Securities	8,156	0.6%	8,801	0.7%	9,732	1.1%
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,233,357	86.0%	1,035,838	82.3%	680,898	74.9%
Privately Issued Residential Mortgage-Backed Securities	2,947	0.2%	3,198	0.3%	3,968	0.4%
Obligations Issued by States and Political Subdivisions	55,174	3.8%	20,642	1.6%	34,074	3.7%
Other Debt Securities	2,253	0.2%	12,610	1.0%	2,253	0.2%
Equity Securities	570	0.0%	618	0.0%	798	0.2%

Total	$1,434,801	100.0%	$1,258,676	100.0%	$909,391	100.0%

Included in Obligations Issued by States and Political Subdivisions as of December 31, 2012, is $3,963,000 of an auction rate municipal obligation (“ARS”) with an unrealized loss of $722,000. This debt security was issued by a governmental entity but is not a debt obligation of the issuing entity. This ARS is the obligation of a large nonprofit entity. This obligation is a variable rate security with long-term maturity whose interest rate is set periodically through an auction process for ARS. As the auctions have not attracted sufficient bidders, i.e., failed, the interest rate adjusts to the default rate defined in the obligation’s underlying documents. Although many of these issuers have bond insurance, the Company purchased the security based on the creditworthiness of the underlying obligor.

In the case of a failed auction, the Company may not have access to funds as only a limited market exists for the failed ARS. As of December 31, 2012, the Company’s ARS was purchased subsequent to its failure with a fair value of $3,963,000 and an amortized cost of $4,685,000. As of December 31, 2012, the taxable equivalent yield on this security was 0.36%.

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Securities available-for-sale totaling $53,782,000, or 1.74% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2012		2011		2010
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
U.S. Government Sponsored Enterprises	$17,747	6.4%	$26,979	15.0%	$84,534	36.7%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	257,760	93.6%	152,389	85.0%	145,582	63.3%

Total	$275,507	100.0%	$179,368	100.0%	$230,116	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2012. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury	$2,004	0.1%	0.63%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	30,077	2.1%	0.92%	100,263	7.0%	1.63%	—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	—	0.0%	0.00%	4,548	0.3%	0.81%	3,608	0.3%	0.93%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	17,027	1.2%	3.36%	1,057,605	73.7%	1.76%	155,757	10.8%	1.66%	2,968	0.2%	4.14%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	2,144	0.1%	2.56%	803	0.1%	3.14%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	50,083	3.4%	0.98%	1,128	0.1%	3.82%	—	0.0%	0.00%	3,963	0.3%	0.36%
Other Debt Securities	200	0.0%	1.32%	600	0.1%	1.71%	—	0.0%	0.00%	—	0.0%	0.00%
Equity Securities	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%

Total	$69,314	4.7%	1.55%	$1,091,554	76.1%	1.74%	$261,371	18.2%	1.64%	$10,539	0.8%	1.72%

	Non- Maturing	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$2,004	0.1%	0.63%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	130,340	9.1%	1.46%
SBA Backed Securities	—	0.0%	0.00%	8,156	0.6%	0.86%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	1,233,357	85.9%	1.78%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	2,947	0.2%	2.72%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	55,174	3.8%	0.98%
Other Debt Securities	1,453	0.1%	4.16%	2,253	0.2%	3.27%
Equity Securities	570	0.1%	1.47%	570	0.1%	1.47%

Total	$2,023	0.2%	3.40%	$1,434,801	100.0%	1.72%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
	(dollars in thousands)
U.S. Government Sponsored Enterprises	$—	0.0%	0.00%	$—	0.0%	0.00%	$17,747	6.4%	2.13%	$—	0.0%	0.00%	$17,747	6.4%	2.13%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	6,780	2.5%	3.80%	205,981	74.8%	2.44%	44,725	16.2%	2.38%	274	0.1%	2.60%	257,760	93.6%	2.47%

Total	$6,780	2.5%	3.80%	$205,981	74.8%	2.44%	$62,472	22.6%	2.31%	$274	0.1%	2.60%	$275,507	100.0%	2.44%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

At December 31, 2012 and 2011, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2012, sales of securities totaling $294,881,000 in gross proceeds resulted in a net realized gain of $1,843,000. There were no sales of state, county or municipal securities during 2012 and 2011. In 2011, sales of securities totaling $75,615,000 in gross proceeds resulted in net realized gains of $1,940,000. In 2010, sales of securities totaling $41,251,000 in gross proceeds resulted in net realized gains of $1,851,000.

Management reviews the investment portfolio for other-than-temporary impairment of individual securities on a regular basis. The results of such analysis are dependent upon general market conditions and specific conditions related to the issuers of our securities.

Loans

The Company’s lending activities are conducted principally in Massachusetts. The Company grants single-family and multi-family residential loans, commercial and commercial real estate loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate market in the borrowers’ geographic areas and of the general economy.

The following summary shows the composition of the loan portfolio at the dates indicated.

	2012		2011		2010		2009		2008
December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(dollars in thousands)
Construction and land development	$38,618	3.5%	$56,819	5.7%	$53,583	5.9%	$60,349	6.9%	$59,511	7.1%
Commercial andindustrial	88,475	8.0%	82,404	8.4%	90,654	10.0%	141,061	16.1%	141,373	16.9%
Commercial real estate	576,465	51.8%	487,495	49.5%	433,337	47.8%	361,823	41.2%	332,325	39.8%
Residential real estate	281,857	25.3%	239,307	24.3%	207,787	22.9%	188,096	21.4%	194,644	23.3%
Consumer	6,823	0.6%	6,197	0.6%	5,957	0.7%	7,105	0.8%	8,246	1.0%
Home equity	118,923	10.7%	110,786	11.3%	114,209	12.6%	118,076	13.5%	98,954	11.8%
Overdrafts	627	0.1%	1,484	0.2%	637	0.1%	615	0.1%	1,012	0.1%

Total	$1,111,788	100.0%	$984,492	100.0%	$906,164	100.0%	$877,125	100.0%	$836,065	100.0%

At December 31, 2012, 2011, 2010, 2009 and 2008, loans were carried net of discounts of $498,000, $550,000, $598,000, $645,000 and $692,000, respectively. Net deferred loan fees of $369,000, $666,000, $186,000, $71,000 and $81,000 were carried in 2012, 2011, 2010, 2009 and 2008, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2012. The table excludes loans secured by 1–4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Remaining Maturities of Selected Loans at December 31, 2012

	One Year or Less	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Construction and land development	$8,899	$4,786	$24,933	$38,618
Commercial and industrial	16,098	24,872	47,505	88,475
Commercial real estate	23,935	127,480	425,050	576,465

Total	$48,932	$157,138	$497,488	$703,558

The following table indicates the rate variability of the above loans due after one year.

December 31, 2012	One to Five Years	Over Five Years	Total
	(dollars in thousands)
Predetermined interest rates	$92,616	$125,554	$218,170
Floating or adjustable interest rates	64,522	371,934	436,456

Total	$157,138	$497,488	$654,626

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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Eastern Massachusetts, Southern New Hampshire, and Rhode Island. Also included are loans to educational institutions, hospitals and other non-profit organizations. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three and ten years. Amortization schedules are long term and thus a balloon payment is generally due at maturity. Under most circumstances, the Bank will offer to rewrite or otherwise extend the loan at prevailing interest rates. During recent years, the Bank has emphasized nonresidential-type owner-occupied properties. This complements our C&I emphasis placed on the operating business entities and will continue. The regional economic environment affects the risk of both nonresidential and residential mortgages.

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $12,460,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2012, the Company was obligated to advance a total of $17,609,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2012	2011	2010	2009	2008
	(dollars in thousands)
Total nonperforming loans	$4,471	$5,827	$8,068	$12,311	$3,661
Other real estate owned	—	1,182	—	—	—

Total nonperforming assets	$4,471	$7,009	$8,068	$12,311	$3,661

Accruing troubled debt restructured loans	$3,048	$4,634	$1,248	$521	$—
Loans past due 90 and still accruing	—	18	50	—	89
Nonperforming loans as a percent of gross loans	0.40%	0.59%	0.89%	1.40%	0.44%

Nonperforming assets as a percent of total assets	0.14%	0.26%	0.33%	0.55%	0.20%

The composition of impaired loans at December 31, is as follows:

	2012	2011	2010	2009	2008
Residential real estate, multi-family	$862	$516	$—	$—	$194
Commercial real estate	2,281	4,561	2,492	4,260	1,175
Construction and land development	1,500	1,500	4,000	4,900	—
Commercial and industrial	1,282	1,525	1,471	1,356	1,329

Total impaired loans	$5,925	$8,102	$7,963	$10,516	$2,698

At December 31, 2012, 2011, 2010, 2009 and 2008, impaired loans had specific reserves of $1,732,000, $741,000, $317,000, $745,000 and $600,000 respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $26,786,000, $18,196,000, $983,000, $1,127,000 and $768,000 at December 31, 2012, 2011, 2010, 2009, and 2008, respectively. The Company had $9,378,000 of loans held for sale at December 31, 2012, $3,389,000 at December 31, 2011, and $0 for December 31, 2008, through December 31, 2010.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets and are amortized in proportion to, and over the period of estimated net servicing income and are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $137,000 at December 31, 2012, $123,000 for December 31, 2011, and $0 for December 31, 2008, through December 31, 2010.

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

Nonaccrual loans decreased during 2012, primarily as a result of a decrease in home equity and residential real estate nonperforming loans.

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

The Company continues to monitor closely $18,645,000 and $20,906,000 at December 31, 2012 and 2011, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2012, although such values may fluctuate with changes in the economy and the real estate market.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2012	2011	2010	2009	2008
	(dollars in thousands)
Year-end loans outstanding (net of unearned discount and deferred loan fees)	$1,111,788	$984,492	$906,164	$877,125	$836,065

Average loans outstanding (net of unearned discount and deferred loan fees)	$1,036,296	$948,883	$877,858	$853,422	$775,337

Balance of allowance for loan losses at the beginning of year	$16,574	$14,053	$12,373	$11,119	$9,633

Loans charged-off:
Commercial	1,253	676	1,559	1,498	2,869
Construction	—	1,200	900	3,639	15
Commercial real estate	—	—	922	—	—
Residential real estate	351	341	515	490	—
Consumer	697	607	547	443	489

Total loans charged-off	2,301	2,824	4,443	6,070	3,373

Recovery of loans previously charged-off:
Commercial	307	293	172	352	159
Construction	—	—	—	25	—
Real estate	45	35	8	4	5
Consumer	422	467	368	318	270

Total recoveries of loans previously charged-off:	774	795	548	699	434

Net loan charge-offs	1,527	2,029	3,895	5,371	2,939
Provision charged to operating expense	4,150	4,550	5,575	6,625	4,425

Balance at end of year	$19,197	$16,574	$14,053	$12,373	$11,119

Ratio of net charge-offs during the year to average loans outstanding	0.15%	0.21%	0.44%	0.63%	0.38%

Ratio of allowance for loan losses to loans outstanding	1.73%	1.68%	1.55%	1.41%	1.33%

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs increased during 2009 due to an increase in commercial loan charge-offs and construction loan charge-offs as a result of the weakening of the overall economy and real estate market. Charge-offs declined in 2010, 2011, and 2012 as a result of the overall decrease in the level of nonaccrual loans. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased primarily as a result of a lower level of charge-off activity combined with changes in the portfolio composition.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

In evaluating the allowance for loan losses, the Company considered the following categories to be higher risk:

Construction loans — The outstanding loan balance of construction loans at December 31, 2012 is $38,618,000. A major portion in nonaccrual loans is one construction loan. Based on this fact, and the general local construction conditions, management closely monitors all construction loans and considers this type of loan to be higher risk.

Higher-balance loans — Loans greater than $1.0 million are considered “high-balance loans.” The balance of these loans is $567,306,000 at December 31, 2012, as compared to $489,114,000 at December 31, 2011. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high-balance loans. Included in high-balance loans are loans greater than $10.0 million. The balance of these loans is $245,198,000 at December 31, 2012, as compared to $189,222,000 at December 31, 2011. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

Small business loans — The outstanding loan balances of small business loans is $42,032,000 at December 31, 2012. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

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

	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Construction and land development	$3,041	3.5%	$2,893	5.7%	$1,752	5.9%	$362	6.9%	$677	7.1%
Commercial and industrial	3,118	8.0	3,139	8.4	3,163	10.0	4,972	16.1	5,125	16.9
Commercial real estate	9,065	51.8	6,566	49.5	5,671	47.8	2,983	41.2	2,620	39.8
Residential real estate	1,994	25.3	1,886	24.3	1,718	22.9	1,304	21.4	778	23.3
Consumer and other	333	0.7	356	0.8	298	0.8	1,753	0.9	342	1.1
Home equity	886	10.7	704	11.3	725	12.6	761	13.5	1,527	11.8
Unallocated	760		1,030		726		238		50

Total	$19,197	100.0%	$16,574	100.0%	$14,053	100.0%	$12,373	100.0%	$11,119	100.0%

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Demand Deposits	$386,863	16.5%	$326,102	15.3%	$298,825	15.8%
Savings and Interest Checking	870,046	37.1%	735,022	34.6%	696,232	36.7%
Money Market	666,949	28.5%	584,059	27.4%	543,432	28.7%
Time Certificates of Deposit	418,789	17.9%	484,142	22.7%	356,457	18.8%

Total	$2,342,647	100.0%	$2,129,325	100.0%	$1,894,946	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

2012
(dollars in thousands)
Three months or less	$99,957
Three months through six months	57,643
Six months through twelve months	59,972
Over twelve months	69,476

Total	$287,048

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $195,000,000, a decrease of $49,000,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2012, was approximately $280,598,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, their interest rates and other information.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $191,390,000, an increase of $48,070,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including their interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 12.6% in 2012 to $69,918,000, compared with $62,081,000 in 2011. The increase in net interest income for 2012 was mainly due to an 11.5% increase in the average balances of earning assets, combined with a similar increase in deposits. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis increased to 2.51% in 2012 from 2.48% in 2011 and decreased from 2.52% in 2010. The Company collected approximately $3,253,000, $158,000, and $102,000, respectively, of prepayment penalties, which are included in interest income on loans, for 2012, 2011, and 2010, respectively.

Additional information about the net interest margin is contained in the “Overview” section of this report. Also, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin. Management believes that the current yield curve environment will continue to present challenges as deposit and borrowing costs may have the potential to increase at a faster rate than corresponding asset categories.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the years indicated.

Year Ended December 31,	Average Balance	2012 Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	2011 Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	2010 Interest Income/ Expense(1)	Rate Earned/ Paid(1)
	(dollars in thousands)
			ASSETS
Interest-earning assets:
Loans(2)
Taxable	$715,553	$34,983	4.89%	$703,491	$36,772	5.23%	$711,422	$40,163	5.65%
Tax-exempt	320,743	24,220	7.55	245,392	17,996	7.33	166,436	13,193	7.93
Securities available-for-sale:(3)
Taxable	1,214,352	22,363	1.84	1,076,689	22,828	2.12	756,544	18,958	2.51
Tax-exempt	49,023	516	1.05	22,410	321	1.43	32,407	596	1.84
Securities held-to-maturity:
Taxable	270,525	6,746	2.49	178,659	5,816	3.26	222,154	7,158	3.22
Interest-bearing deposits in other banks	219,540	630	0.29	276,413	1,114	0.40	371,665	1,642	0.44

Total interest-earning assets	2,789,736	$89,458	3.21%	2,503,054	$84,847	3.39%	2,260,628	$81,710	3.61%
Noninterest-earning assets	172,748			158,297			155,956
Allowance for loan losses	(18,039)			(15,767)			(13,686)

Total assets	$2,944,445			$2,645,584			$2,402,898

	LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:
NOW accounts	$588,500	$1,561	0.27%	$476,807	$1,715	0.36%	$423,693	$2,504	0.59%
Savings accounts	281,546	689	0.24	258,215	824	0.32	272,539	1,568	0.58
Money market accounts	666,949	2,373	0.36	584,059	2,706	0.46	543,432	3,942	0.73
Time deposits	418,789	6,250	1.49	484,142	9,356	1.93	356,457	7,914	2.22

Total interest-bearing deposits	1,955,784	10,873	0.56	1,803,223	14,601	0.81	1,596,121	15,928	1.00
Securities sold under agreements to repurchase	174,624	367	0.21	129,137	379	0.29	133,080	573	0.43
Other borrowed funds and subordinated debentures	217,542	8,300	3.82	202,209	7,786	3.85	201,273	8,316	4.13

Total interest-bearing liabilities	2,347,950	$19,540	0.83%	2,134,569	$22,766	1.07%	1,930,474	$24,817	1.29%
Noninterest-bearing liabilities
Demand deposits	386,863			326,102			298,825
Other liabilities	37,497			29,253			31,074

Total liabilities	2,772,310			2,489,924			2,260,373

Stockholders’ equity	172,135			155,660			142,525
Total liabilities and stockholders’ equity	$2,944,445			$2,645,584			$2,402,898

Net interest income on a fully taxable equivalent basis		$69,918			$62,081			$56,893

Less taxable equivalent adjustment		(7,964)			(6,782)			(5,127)

Net interest income		$61,954			$55,299			$51,766

Net interest spread			2.38%			2.32%			2.32%

Net interest margin			2.51%			2.48%			2.52%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

(2)	Nonaccrual loans are included in average amounts outstanding.

(3)	At amortized cost.

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

	2012 Compared with 2011			2011 Compared with 2010
		Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest income:
Loans
Taxable	$622	$(2,411)	$(1,789)	$(443)	$(2,948)	$(3,391)
Tax-exempt	5,675	549	6,224	5,854	(1,051)	4,803
Securities available-for-sale:
Taxable	2,730	(3,195)	(465)	7,117	(3,247)	3,870
Tax-exempt	299	(104)	195	(160)	(115)	(275)
Securities held-to-maturity:
Taxable	2,510	(1,580)	930	(1,415)	73	(1,342)
Interest-bearing deposits in other banks	(202)	(282)	(484)	(393)	(135)	(528)

Total interest income	11,634	(7,023)	4,611	10,560	(7,423)	3,137

Interest expense:
Deposits:
NOW accounts	352	(506)	(154)	284	(1,073)	(789)
Savings accounts	70	(205)	(135)	(79)	(665)	(744)
Money market accounts	350	(683)	(333)	276	(1,512)	(1,236)
Time deposits	(1,156)	(1,950)	(3,106)	2,565	(1,123)	1,442

Total interest-bearing deposits	(384)	(3,344)	(3,728)	3,046	(4,373)	(1,327)
Securities sold under agreements to repurchase	113	(125)	(12)	(17)	(177)	(194)
Other borrowed funds and subordinated debentures	586	(72)	514	40	(570)	(530)

Total interest expense	315	(3,541)	(3,226)	3,069	(5,120)	(2,051)

Change in net interest income	$11,319	$(3,482)	$7,837	$7,491	$(2,303)	$5,188

Average earning assets were $2,789,736,000 in 2012, an increase of $286,682,000 or 11.5% from the average in 2011, which was 10.7% higher than the average in 2010. Total average securities, including securities available-for-sale and securities held-to-maturity, were $1,533,900,000, an increase of 20.0% from the average in 2011. The increase in securities volume was mainly attributable to an increase in taxable securities. An increase in securities balances offset, somewhat, by lower securities returns resulted in higher securities income, which increased 2.3% to $29,625,000 on a fully tax equivalent basis. Total average loans increased 9.2% to $1,036,296,000 after increasing $71,025,000 in 2011. The primary reason for the increase in loans was due in large part to an increase in tax-exempt commercial real estate lending as well as residential first mortgage

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

lending. The increase in loan volume was offset, somewhat, by a decrease in loan rates resulted in higher loan income, which increased by 8.1% or $4,435,000 to $59,203,000. Total loan income was $53,356,000 in 2010.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 10.0%, or $213,322,000, in 2012 after increasing by 12.4%, or $234,379,000, in 2011. Deposits increased in 2012, primarily as a result of increases in demand deposits, savings, money market, NOW and time deposit accounts. Deposits increased in 2011, primarily as a result of increases in demand deposits, money market savings and NOW accounts. Borrowed funds and subordinated debentures increased by 18.4% in 2012, following a decrease of 0.9% in 2011. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB increased by approximately $15,633,000, and average retail repurchase agreements increased by $45,487,000 in 2012. Interest expense totaled $19,540,000 in 2012, a decrease of $3,226,000, or 14.2%, from 2011 when interest expense decreased 8.3% from 2010. The decrease in interest expense is primarily due to market decreases in deposit rates and continued deposit pricing discipline. Interest expense on time deposits accounted for a majority of this decrease.

Provision for Loan Losses

The provision for loan losses was $4,150,000 in 2012, compared with $4,550,000 in 2011 and $5,575,000 in 2010. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses decreased during 2012 and 2011, primarily as a result of decreased provisions related to nonaccrual loans as well as management’s quantitative analysis of the loan portfolio.

The allowance for loan losses was $19,197,000 at December 31, 2012, compared with $16,574,000 at December 31, 2011. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.73% in 2012 and 1.68% in 2011. The allowance for loan losses increased despite a decrease in the provision for loan losses due to a lower level of charge-off activity combined with changes in the portfolio composition.

Nonperforming loans, which include all non-accruing loans, totaled $4,471,000 on December 31, 2012, compared with $5,827,000 on December 31, 2011. Nonperforming loans decreased primarily as a result of a decrease in home equity and residential real estate nonperforming loans.

Other Operating Income

During 2012, the Company continued to experience positive results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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

Total other operating income in 2012 was $15,865,000, a decrease of $375,000, or 2.3%, compared to 2011. This decrease followed an increase of $241,000, or 1.5%, in 2011, compared to 2010. Included in other operating income are net gains on sales of securities of $1,843,000, $1,940,000 and $1,851,000 in 2012, 2011 and 2010,

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

respectively. Service charge income, which continues to be a major area of other operating income, totaling $7,880,000 in 2012, decreased $5,000 compared to 2011. This followed an increase of $9,000 compared to 2010. The decrease in fees was mainly attributable to a decrease in overdraft fees, which was offset, somewhat, by an increase in debit card fees and fees collected from processing activities. Service charges on deposit accounts increased during 2011. The increase in fees was mainly attributable to an increase in overdraft fees and debit card fees, which was offset, somewhat, by a decrease in fees collected from processing activities. Lockbox revenues totaled $2,930,000, up $160,000 in 2012 following a decrease of $141,000 in 2011. Other income totaled $3,212,000, down $433,000 in 2012 following an increase of $284,000 in 2011. The decrease in 2012 was mainly attributable to a decrease in net gains on sales of loans of $363,000 as well as a decrease in brokerage commissions. The increase in 2011 was mainly attributable to net gains on sales of loans of $660,000 and an increase in brokerage commissions. This was offset, somewhat, by a decrease of $514,000 in the growth of cash surrender values on life insurance policies, which was attributable to lower returns on life insurance policies.

Operating Expenses

Total operating expenses were $53,238,000 in 2012, compared to $48,742,000 in 2011 and $47,372,000 in 2010.

Salaries and employee benefits expenses increased by $3,313,000 or 11.2% in 2012, after increasing by 4.3% in 2011. The increase in 2012 was mainly attributable to increases in pension costs, staff levels, merit increases in salaries and increases in health insurance costs. The increase in pension costs was mainly attributable to a decrease in the discount rate. The increase in 2011 was mainly attributable to increases in staff levels, merit increases in salaries and increases health insurance costs.

Occupancy expense increased by $284,000, or 6.4%, in 2012, following an increase of $374,000, or 9.3%, in 2011. The increase in 2012 was primarily attributable to an increase in rent expense and depreciation expense associated with branch expansion. The increase in 2011 was primarily attributable to an increase in rent expense, depreciation expense and building maintenance costs associated with branch expansion.

Equipment expense increased by $20,000, or 0.9%, in 2012, following an increase of $103,000, or 4.8%, in 2011. The increase in 2012 was primarily attributable to an increase in service contracts. The increase in 2011 was primarily attributable to an increase in service contracts and depreciation expense.

FDIC assessments decreased by $288,000, or 14.2%, in 2012, following a decrease of $940,000, or 31.7%, in 2011. FDIC assessments decreased in 2012 and 2011 mainly as a result of a decrease in the assessment rate.

Other operating expenses increased by $1,167,000 in 2012, which followed a $601,000 increase in 2011. The increase in 2012 was primarily attributable to an increase in contributions, software maintenance and marketing expense offset somewhat by a decrease in core deposit intangible amortization. The increase in 2011 was primarily attributable to an increase in customer expenses, other real estate owned expense and contributions offset somewhat by decreases in marketing expense.

Provision for Income Taxes

Income tax expense was $1,392,000 in 2012, $1,554,000 in 2011 and $1,244,000 in 2010. The effective tax rate was 6.8% in 2012, 8.5% in 2011 and 8.4% in 2010. The decrease in the effective tax rate for 2012 was mainly attributable to an increase in tax-exempt interest income and tax credits as a percentage of taxable income. The federal tax rate was 34% in 2012, 2011 and 2010.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)
+400	(17.0)%
+300	(12.4)%
+200	(8.4)%
+100	(4.1)%
–100	1.0%
–200	4.4%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $169,650,000 on December 31, 2012, compared with $226,117,000 on December 31, 2011. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $179,990,000 at December 31, 2012, compared with $160,649,000 at December 31, 2011. The increase in 2012 was primarily the result of earnings and a decrease in accumulated other comprehensive loss, net of taxes, offset by dividends paid. The decrease in accumulated other comprehensive loss was mainly attributable to an increase of $4,011,000 in the net unrealized gains on the Company’s available-for-sale portfolio, net of taxes, offset by an increase of $1,839,000 in the additional pension liability, net of taxes.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 14.34% and 12.90%, respectively, and total capital-to-risk assets ratio of 15.59% and 14.15%, respectively, at December 31, 2012. Additionally, federal banking

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00%; and at December 31, 2012, the Company and the Bank exceeded this requirement with leverage ratios of 6.80% and 6.11%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2012.

Contractual Obligations and Commitments by Maturity (dollars in thousands)

	Payments Due — By Period
		Less Than	One to	Three to	After Five
CONTRACTUAL OBLIGATIONS	Total	One Year	Three Years	Five Years	Years
FHLBB advances	$195,000	$46,000	$37,000	$90,000	$22,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	29,238	2,089	4,315	5,836	16,998
Lease obligations	12,340	1,858	3,606	2,645	4,231
Customer repurchase agreements	191,390	191,390	—	—	—

Total contractual cash obligations	$464,051	$241,337	$44,921	$98,481	$79,312

	Amount of Commitment Expiring — By Period
		Less Than	One to	Three to	After Five
OTHER COMMITMENTS	Total	One Year	Three Years	Five Years	Years
Lines of credit	$217,246	$123,324	$4,159	$4,705	$85,058
Standby and commercial letters of credit	8,411	7,120	1,011	75	205
Other commitments	36,061	14,793	2,920	1,244	17,104

Total commitments	$261,718	$145,237	$8,090	$6,024	$102,367

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

Contract or Notional Amount	2012	2011
	(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$13,580	$12,638
Standby and commercial letters of credit	8,411	4,645
Unused lines of credit	217,246	195,181
Unadvanced portions of construction loans	17,609	16,819
Unadvanced portions of other loans	4,872	4,605

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $36,000 and $39,000 for 2012 and 2011, respectively.

Recent Accounting Developments

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860), Reconsideration of Effective Control for Repurchase Agreements. This update revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset. This update removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in this update were effective for interim and annual reporting periods beginning on or after December 15, 2011. The amendments were applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date and early adoption was permitted. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application was permitted. The Company has presented the requirements for this amendment in Note 9.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This ASU amends the disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the consolidated statement of changes in stockholders’ equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes were effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with retrospective application required. Early application was permitted. There was no impact on the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation. In December 2011, the FASB elected to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Income in Accounting Standards Update No. 2011-05. The Company has presented a separate financial statement as a result of this pronouncement.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company implemented the provisions of ASU 2011-08 as of January 1, 2012. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment to determine whether it is more likely than not than an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. The ASU applies to both public and nonpublic entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company evaluated for goodwill impairment under this standard as of December 31, 2012, and determined no impairment existed.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$53,646	$50,187
Federal funds sold and interest-bearing deposits in other banks	98,637	157,579

Total cash and cash equivalents	152,283	207,766
Short-term investments	17,367	18,351
Securities available-for-sale, amortized cost $1,414,595 in 2012 and $1,244,972 in 2011 (Notes 3, 9 and 11)	1,434,801	1,258,676
Securities held-to-maturity, fair value $281,924 in 2012 and $184,822 in 2011 (Notes 4 and 11)	275,507	179,368
Federal Home Loan Bank of Boston, stock at cost	15,146	15,531
Loans, net (Note 5)	1,111,788	984,492
Less: allowance for loan losses (Note 6)	19,197	16,574

Net loans	1,092,591	967,918
Bank premises and equipment (Note 7)	23,899	21,757
Accrued interest receivable	5,811	6,022
Prepaid FDIC assessments	2,773	4,335
Other assets (Notes 5, 8 and 15)	66,031	63,501

Total assets	$3,086,209	$2,743,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$438,429	$365,854
Savings and NOW deposits	933,316	708,988
Money market accounts	653,345	616,241
Time deposits (Note 10)	419,983	433,501

Total deposits	2,445,073	2,124,584
Securities sold under agreements to repurchase (Note 11)	191,390	143,320
Other borrowed funds (Note 12)	195,144	244,143
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	38,529	34,446

Total liabilities	2,906,219	2,582,576
Commitments and contingencies (Notes 7, 17 and 18)
Stockholders’ equity (Note 14):
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,568,079 shares in 2012 and 3,548,317 shares in 2011	3,568	3,548
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,986,880 shares in 2012 and 1,994,380 shares in 2011	1,986	1,994
Additional paid-in capital	11,891	11,587
Retained earnings	162,892	146,039

	180,337	163,168
Unrealized gains on securities available-for-sale, net of taxes	12,330	8,319
Pension liability, net of taxes	(12,677)	(10,838)

Total accumulated other comprehensive loss, net of taxes (Notes 3 and 14)	(347)	(2,519)

Total stockholders’ equity	179,990	160,649

Total liabilities and stockholders’ equity	$3,086,209	$2,743,225

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$34,983	$36,772	$40,163
Loans, non-taxable	16,432	11,324	8,271
Securities available-for-sale, taxable	22,286	22,782	18,958
Securities available-for-sale, non-taxable	340	211	391
Federal Home Loan Bank of Boston dividends	77	46	—
Securities held-to-maturity	6,746	5,816	7,158
Federal funds sold, interest-bearing deposits in other banks and short-term investments	630	1,114	1,642

Total interest income	81,494	78,065	76,583
INTEREST EXPENSE
Savings and NOW deposits	2,250	2,539	4,072
Money market accounts	2,373	2,706	3,942
Time deposits	6,250	9,356	7,914
Securities sold under agreements to repurchase	367	379	573
Other borrowed funds and subordinated debentures	8,300	7,786	8,316

Total interest expense	19,540	22,766	24,817

Net interest income	61,954	55,299	51,766
Provision for loan losses (Note 6)	4,150	4,550	5,575

Net interest income after provision for loan losses	57,804	50,749	46,191
OTHER OPERATING INCOME
Service charges on deposit accounts	7,880	7,885	7,876
Lockbox fees	2,930	2,770	2,911
Brokerage commissions	364	441	230
Net gains on sales of securities	1,843	1,940	1,851
Other income	2,848	3,204	3,131

Total other operating income	15,865	16,240	15,999
OPERATING EXPENSES
Salaries and employee benefits (Note 16)	32,943	29,630	28,398
Occupancy	4,695	4,411	4,037
Equipment	2,255	2,235	2,132
FDIC assessments	1,737	2,025	2,965
Other (Note 19)	11,608	10,441	9,840

Total operating expenses	53,238	48,742	47,372

Income before income taxes	20,431	18,247	14,818
Provision for income taxes (Note 15)	1,392	1,554	1,244

Net income	$19,039	$16,693	$13,574

SHARE DATA (Note 13)
Weighted average number of shares outstanding, basic
Class A	3,557,693	3,543,233	3,521,179
Class B	1,990,474	1,997,411	2,012,327
Weighted average number of shares outstanding, diluted
Class A	5,549,191	5,541,794	5,535,742
Class B	1,990,474	1,997,411	2,012,327
Basic earnings per share
Class A	$4.18	$3.68	$3.00
Class B	$2.09	$1.84	$1.50
Diluted earnings per share
Class A	$3.43	$3.01	$2.45
Class B	$2.09	$1.84	$1.50

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
NET INCOME	$19,039	$16,693	$13,574
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	5,854	6,666	1,315
Less: reclassification adjustment for gains included in net income	(1,843)	(1,940)	(1,851)

Total unrealized gains on securities	4,011	4,726	(536)
Defined benefit pension plans:
Pension liability adjustment:
Net gain (loss)	(2,488)	(4,047)	771
Amortization of prior service cost and loss included in net periodic benefit cost	649	380	488

Total pension liability adjustment	(1,839)	(3,667)	1,259
Other comprehensive income	2,172	1,059	723

Comprehensive income	$21,211	$17,752	$14,297

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2009	$3,516	$2,014	$11,376	$120,125	$(4,301)	$132,730
Net income	—	—	—	13,574	—	13,574
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $415 in taxes and $1,851 in realized net gains	—	—	—	—	(536)	(536)
Pension liability adjustment, net of $836 in taxes	—	—	—	—	1,259	1,259
Conversion of Class B Common Stock to Class A Common Stock, 3,150 shares	3	(3)	—	—	—	—
Stock options exercised, 9,950 shares	10	—	140	—	—	150
Tax benefit of stock option exercises	—	—	21	—	—	21
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,690)	—	(1,690)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(483)	—	(483)

BALANCE, DECEMBER 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	16,693	—	16,693
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $3,143 in taxes and $1,940 in realized net gains	—	—	—	—	4,726	4,726
Pension liability adjustment, net of $2,439 in taxes	—	—	—	—	(3,667)	(3,667)
Conversion of Class B Common Stock to Class A Common Stock, 17,000 shares	17	(17)	—	—	—	—
Stock options exercised, 2,450 shares	2	—	50	—	—	52
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,701)	—	(1,701)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(479)	—	(479)

BALANCE, DECEMBER 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649
Net income	—	—	—	19,039	—	19,039
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,491 in taxes and $1,843 in realized net gains	—	—	—	—	4,011	4,011
Pension liability adjustment, net of $1,223 in taxes	—	—	—	—	(1,839)	(1,839)
Conversion of Class B Common Stock to Class A Common Stock, 7,500 shares	8	(8)	—	—	—	—
Stock options exercised, 12,262 shares	12	—	292	—	—	304
Tax benefit of stock option exercises	—	—	12	—	—	12
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,708)	—	(1,708)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(478)	—	(478)

BALANCE, DECEMBER 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,039	$16,693	$13,574
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(20,149)	(22,664)	—
Proceeds from mortgage loans sold	14,457	19,697	—
Gain on sales of mortgage loans held for sale	(297)	(422)	—
Gain on sale of loans	—	(238)	—
Gain on sale of fixed assets	(1)	—	(7)
Net gains on sales of securities	(1,843)	(1,940)	(1,851)
Provision for loan losses	4,150	4,550	5,575
Deferred tax benefit	(2,104)	(953)	(1,546)
Net depreciation and amortization	6,445	5,558	4,955
Decrease (increase) in accrued interest receivable	211	579	(795)
Decrease in prepaid FDIC assessments	1,562	1,794	2,629
(Gain) loss on sales of other real estate owned	(1)	8	(127)
Write down of other real estate owned	—	117	—
Increase in other assets	(3,113)	(4,456)	(1,417)
Increase (decrease) in other liabilities	1,070	503	(849)

Net cash provided by operating activities	19,426	18,826	20,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	38,397	121,106	131,762
Purchase of short-term investments	(37,413)	(25,539)	(227,162)
Proceeds from redemption of Federal Home Loan Bank of Boston stock	385	—	—
Proceeds from calls/maturities of securities available-for-sale	532,734	722,403	610,975
Proceeds from sales of securities available-for-sale	294,881	75,615	41,251
Purchase of securities available-for-sale	(998,955)	(1,140,194)	(914,944)
Proceeds from calls/maturities of securities held-to-maturity	88,628	119,315	154,445
Purchase of securities held-to-maturity	(185,346)	(68,863)	(167,442)
Proceeds from sales of loans	—	4,000	—
Net increase in loans	(123,183)	(82,793)	(33,315)
Proceeds from sales of other real estate owned	1,584	802	555
Proceeds from sales of fixed assets	1	—	13
Capital expenditures	(4,300)	(2,692)	(2,281)

Net cash used in investing activities	(392,587)	(276,840)	(406,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposit accounts	(13,518)	16,241	124,622
Net increase in demand, savings, money market and NOW deposits	334,007	206,320	75,414
Net proceeds from the exercise of stock options	304	52	150
Cash dividends	(2,186)	(2,180)	(2,173)
Net increase (decrease) in securities sold under agreements to repurchase	48,070	34,770	(10,195)
Net (decrease) increase in other borrowed funds	(48,999)	22,025	(11,906)

Net cash provided by financing activities	317,678	277,228	175,912

Net (decrease) increase in cash and cash equivalents	(55,483)	19,214	(210,090)
Cash and cash equivalents at beginning of year	207,766	188,552	398,642

Cash and cash equivalents at end of year	$152,283	$207,766	$188,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$19,597	$22,799	$24,930
Income taxes	3,348	3,109	3,580
Change in unrealized gains on securities available-for-sale, net of taxes	$4,011	$4,726	$(536)
Pension liability adjustment, net of taxes	(1,839)	(3,667)	1,259
Transfer of loans to other real estate owned	400	2,110	428

See accompanying “Notes to Consolidated Financial Statements.”

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

Level I — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices,

Notes to Consolidated Financial Statements — (Continued)

such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

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

Level III — These instruments have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, and noninvestment grade residual interests in securitizations as well as certain highly structured OTC derivative contracts.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash equivalents include highly liquid assets with an original maturity of three months or less. Highly liquid assets include cash and due from banks, federal funds sold and certificates of deposit.

SHORT-TERM INVESTMENTS

As of December 31, 2012 and 2011, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. For the year ended December 31, 2012, the FHLBB reported preliminary net income of $207.1 million. The FHLBB also

Notes to Consolidated Financial Statements — (Continued)

declared a dividend equal to an annual yield of 0.37%. As of December 31, 2012, no impairment has been recognized.

LOANS HELD FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

LOANS

Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become ninety days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Past-due status is based on contractual terms of the loan. Loans, including impaired loans, on which the accrual of interest has been discontinued, are designated nonaccrual loans. When a loan is placed on nonaccrual, all income that has been accrued but remains unpaid is reversed against current period income, and all amortization of deferred loan costs and fees is discontinued. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent or the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. Income received on nonaccrual loans is either recorded in income or applied to the principal balance of the loan, depending on management’s evaluation as to the collectibility of principal.

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

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets, typically residential mortgages and loan participations for the Company, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate — The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates, will have an effect on the credit quality in the segment.

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

Notes to Consolidated Financial Statements — (Continued)

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Land is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the terms of leases, if shorter. It is general practice to charge the cost of maintenance and repairs to operations when incurred; major expenditures for improvements are capitalized and depreciated.

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

Goodwill impairment is evaluated by first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.

The first step, in the two-step impairment test, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of impairment.

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

Notes to Consolidated Financial Statements — (Continued)

requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 23,350 shares of Class A common stock exercisable at December 31, 2012.

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

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested, and there were no options granted during 2012 and 2011.

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

Executive officers of the Company or its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary. Individual life insurance policies, which are owned by the Company, are purchased covering the life of each participant.

REVISION OF EPS PRESENTATION

The Company has determined that although the Class A and Class B common stock have different dividend rates, the Company had not applied the two-class method when calculating earnings per share (“EPS”) separately for the Class A and Class B common stock. This resulted in immaterial revisions to previously reported basic EPS for Class A and Class B common stock and diluted EPS for the Class B common stock as summarized below:

For the year ended December 31, 2011:	As previously reported	As revised
Basic EPS – Class A common	$3.01	$3.68
Basic EPS – Class B common	$3.01	$1.84
Diluted EPS – Class A common	$3.01	$3.01
Diluted EPS – Class B common	$3.01	$1.84

For the year ended December 31, 2010:	As previously reported	As revised
Basic EPS – Class A common	$2.45	$3.00
Basic EPS – Class B common	$2.45	$1.50
Diluted EPS – Class A common	$2.45	$2.45
Diluted EPS – Class B common	$2.45	$1.50

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

Notes to Consolidated Financial Statements — (Continued)

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The guidance also requires, for public entities, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application was permitted. The Company has presented the requirements for this amendment in Note 9.

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

Notes to Consolidated Financial Statements — (Continued)

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment to determine whether it is more likely than not than an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. The ASU applies to both public and nonpublic entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently assessing the impact on the Company’s financial statements and will implement the provisions of ASU No. 2012-02 as of January 1, 2013.

2.     Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $9,608,000 at December 31, 2012, and $4,684,000 at December 31, 2011.

3.     Securities Available-for-Sale

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
U.S. Treasury	$2,000	$4	$—	$2,004	$1,999	$13	$—	$2,012
U.S. Government Sponsored Enterprises	130,048	360	68	130,340	174,657	311	11	174,957
SBA Backed Securities	8,043	113	—	8,156	8,714	87	—	8,801
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,212,953	20,816	412	1,233,357	1,020,752	16,262	1,176	1,035,838
Privately Issued Residential Mortgage-Backed Securities	2,938	31	22	2,947	3,509	—	311	3,198
Obligations Issued by States and Political Subdivisions	55,855	41	722	55,174	21,515	84	957	20,642
Other Debt Securities	2,300	—	47	2,253	13,293	—	683	12,610
Equity Securities	458	112	—	570	533	85	—	618

Total	$1,414,595	$21,477	$1,271	$1,434,801	$1,244,972	$16,842	$3,138	$1,258,676

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $665,028,000 and $488,690,000 at December 31, 2012 and 2011, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $220,313,000 and $246,036,000 at December 31, 2012 and 2011, respectively. The Company realized gains on sales of securities of $1,843,000, $1,940,000 and $1,851,000 from the proceeds of sales of available-for-sale securities of $294,881,000, $75,615,000 and $41,251,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2012.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Within one year	$69,122	$69,314
After one but within five years	1,073,778	1,091,554
After five but within ten years	258,646	261,371
More than ten years	11,092	10,539
Nonmaturing	1,957	2,023

Total	$1,414,595	$1,434,801

The weighted average remaining life of investment securities available-for-sale at December 31, 2012, was 4.0 years. An auction rate municipal obligation (“ARS”) is included in Obligations Issued by States and Political Subdivisions. Included in the weighted average remaining life calculation at December 31, 2012, was $105,050,000 of U.S. Government Sponsored Enterprise obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2012. This table shows the unrealized loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 20 and 7 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 458 holdings at December 31, 2012.

As of December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
U.S. Government Sponsored Enterprise	$34,967	$68	$—	$—	$34,967	$68
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	93,006	383	10,169	29	103,175	412
Privately Issued Residential Mortgage-Backed Securities	—	—	1,863	22	1,863	22
Obligations Issued by States and Political Subdivisions	—	—	3,963	722	3,963	722
Other Debt Securities	—	—	1,453	47	1,453	47

Total temporarily impaired securities	$127,973	$451	$17,448	$820	$145,421	$1,271

At December 31, 2012, the Company does not intend to sell any of its debt securities and it is not likely that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost. The unrealized losses on Obligations Issued by States and Political Subdivisions were considered by management to be temporary in nature. Full collection of those debt securities is expected because the financial condition of the obligors is considered to be sound, there has been no default in scheduled payment and the debt securities are rated investment grade. The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012. Excluded from the table above are two equity securities that were written down in 2008 by $76,000. The fair value is $158,000 with an unrealized gain of $49,000 at December 31, 2012. In 2008, these stocks were deemed to be other-than-temporarily impaired based on the extent of the decline in value and the length of time the stocks had been trading below cost.

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

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
U.S. Government Sponsored Enterprise	$14,989	$11	$—	$—	$14,989	$11
U.S. Government Agency and Sponsored
Enterprise Mortgage-Backed Securities	331,469	1,176	—	—	331,469	1,176
Privately Issued Residential Mortgage-Backed Securities	—	—	3,198	311	3,198	311
Obligations Issued by States and Political Subdivisions	—	—	3,725	957	3,725	957
Other Debt Securities	10,542	652	1,468	31	12,010	683

Total temporarily impaired securities	$357,000	$1,839	$8,391	$1,299	$365,391	$3,138

Notes to Consolidated Financial Statements — (Continued)

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

4.    Investment Securities Held-to-Maturity

	December 31, 2012				December 31, 2011
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Government Sponsored Enterprise	$17,747	$19	$8	$17,758	$26,979	$36	$2	$27,013
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	257,760	6,480	74	264,166	152,389	5,435	15	157,809

Total	$275,507	$6,499	$82	$281,924	$179,368	$5,471	$17	$184,822

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $149,366,000 and $8,885,000 at December 31, 2012, and 2011, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $103,617,000 and $49,345,000 at December 31, 2012, and 2011, respectively.

At December 31, 2012 and 2011, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac. Control of these enterprises was directly taken over by the U.S. Government in the third quarter of 2008.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2012.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Within one year	$6,780	$6,865
After one but within five years	205,981	210,897
After five but within ten years	62,472	63,880
More than ten years	274	282

Total	$275,507	$281,924

The weighted average remaining life of investment securities held-to-maturity at December 31, 2012, was 3.9 years. Included in the weighted average remaining life calculation at December 31, 2012, were $17,747,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual

Notes to Consolidated Financial Statements — (Continued)

maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2012. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 3 and 1 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 96 holdings at December 31, 2012.

As of December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell this debt security and it is not likely that it will be required to sell this debt security before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on this security are from an issuer that is investment grade.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit quality of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Temporarily Impaired Investments	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
U.S. Government Sponsored Enterprises	$9,994	$8	$—	$—	$9,994	$8
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	8,936	50	5,371	24	14,307	74

Total temporarily impaired securities	$18,930	$58	$5,371	$24	$24,301	$82

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these investments and it is not likely that it will be required to sell these investments before the anticipated recovery of the remaining amortized cost, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

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

Notes to Consolidated Financial Statements — (Continued)

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

5.    Loans

The majority of the Bank’s lending activities are conducted in Massachusetts. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, consumer, home equity and other loans for its portfolio.

The following summary shows the composition of the loan portfolio at the dates indicated.

	December 31,
	2012	2011
	(dollars in thousands)
Construction and land development	$38,618	$56,819
Commercial and industrial	88,475	82,404
Commercial real estate	576,465	487,495
Residential real estate	281,857	239,307
Consumer	6,823	6,197
Home equity	118,923	110,786
Overdrafts	627	1,484

Total	$1,111,788	$984,492

At December 31, 2012, and December 31, 2011, loans were carried net of discounts of $498,000 and $550,000, respectively. Net deferred fees included in loans at December 31, 2012, and December 31, 2011, were $369,000 and $666,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $26,786,000 and $18,196,000 at December 31, 2012, and December 31, 2011, respectively. The Company had $9,378,000 of residential real estate loans held for sale at December 31, 2012 and $3,389,000 at December 31, 2011.

As of December 31, 2012 and 2011, the Company’s recorded investment in impaired loans was $5,925,000 and $8,102,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2012, there were $5,223,000 of impaired loans with a specific reserve of $1,732,000. At December 31, 2011, there were $6,073,000 of impaired loans with a specific reserve of $741,000.

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

Notes to Consolidated Financial Statements — (Continued)

The composition of nonaccrual loans and impaired loans is as follows:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Loans on nonaccrual	$4,471	5,827	$8,068
Loans 90 days past due and still accruing	—	18	50
Impaired loans on nonaccrual included above	2,878	3,468	5,353
Total recorded investment in impaired loans	5,925	8,102	7,963
Average recorded investment of impaired loans	7,043	10,284	9,606
Accruing troubled debt restructures	3,048	4,634	1,248
Interest income not recorded on nonaccrual loans according to their original terms	753	846	1,313
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	180	155	256

During the first quarter of 2008, the Company purchased a loan for $4,823,000 with a discount of $724,000. The entire discount is classified as an accretable discount. The Company accreted $51,000, $47,000 and $47,000 of the discount during 2012, 2011 and 2010, respectively.

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2012.

Balance at December 31, 2011	Additions	Repayments and Deletions	Balance at December 31, 2012
(dollars in thousands)
$4,226	$1,452	$1,015	$4,663

6.    Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the allowance for loan losses for each of the three years ending December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(dollars in thousands)
Allowance for loan losses, beginning of year	$16,574	$14,053	$12,373
Loans charged-off	(2,301)	(2,824)	(4,443)
Recoveries on loans previously charged-off	774	795	548

Net charge-offs	(1,527)	(2,029)	(3,895)
Provision charged to expense	4,150	4,550	5,575

Allowance for loan losses, end of year	$19,197	$16,574	$14,053

Notes to Consolidated Financial Statements — (Continued)

ALLOWANCE FOR LOAN LOSSES AND AMOUNT OF INVESTMENTS IN LOANS

Further information pertaining to the allowance for loan losses at December 31, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574
Charge-offs	—	(1,253)	—	(192)	(697)	(159)	—	(2,301)
Recoveries	—	307	9	17	422	19	—	774
Provision	148	925	2,490	283	252	322	(270)	4,150

Ending balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$104	$415	$117	$—	$96	$—	$1,732

Amount of allowance for loan losses for loans not deemed to be impaired	$2,041	$3,014	$8,650	$1,877	$333	$790	$760	$17,465
Loans:
Ending balance	$38,618	$88,475	$576,465	$281,857	$7,450	$118,923	$—	$1,111,788
Loans deemed to be impaired	$1,500	$1,282	$2,281	$766	$—	$96	$—	$5,925
Loans not deemed to be impaired	$37,118	$87,193	$574,184	$281,091	$7,450	$118,827	$—	$1,105,863

Further information pertaining to the allowance for loan losses at December 31, 2011 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2010	$1,752	$3,163	$5,671	$1,718	$298	$725	$726	$14,053
Charge-offs	(1,200)	(676)	—	(337)	(607)	(4)	—	(2,824)
Recoveries	—	293	6	27	467	2	—	795
Provision	2,341	359	889	478	198	(19)	304	4,550

Ending balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574

Amount of allowance for loan losses for loans deemed to be impaired	$—	$335	$282	$124	$—	$—	$—	$741

Amount of allowance for loan losses for loans not deemed to be impaired	$2,893	$2,804	$6,284	$1,762	$356	$704	$1,030	$15,833
Loans:
Ending balance	$56,819	$82,404	$487,495	$239,307	$7,681	$110,786	$—	$984,492
Loans deemed to be impaired	$1,500	$1,525	$4,561	$516	$—	$—	$—	$8,102
Loans not deemed to be impaired	$55,319	$80,879	$482,934	$238,791	$7,681	$110,786	$—	$976,390

Notes to Consolidated Financial Statements — (Continued)

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2012.

Loans rated 5 (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2012.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2012, and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The percentage of the allowance for loan losses allocated to construction and land development loans to total construction and land development loans increased from 5.1%, at December 31, 2011, to 7.9%, at December 31, 2012, mainly as a result of an increase in the historical loss factor. This factor was increased to account for the incremental risk in the portfolio.

The following table presents the Company’s loans by risk rating at December 31, 2012.

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate
	(dollars in thousands)
Grade:
1-3 (Pass)	$29,719	$86,587	$569,760
4 (Monitor)	7,399	606	4,424
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,282	2,281

Total	$38,618	$88,475	$576,465

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2011.

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate
	(dollars in thousands)
Grade:
1-3 (Pass)	$48,298	$80,140	$478,186
4 (Monitor)	7,021	739	4,748
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,525	4,561

Total	$56,819	$82,404	$487,495

The Company utilized payment performance as credit quality indicators for residential real state, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

Further information pertaining to the allowance for loan losses at December 31, 2012 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$37,118	$38,618
Commercial and industrial	1,256	676	—	1,932	86,543	88,475
Commercial real estate	3,450	674	—	4,124	572,341	576,465
Residential real estate	864	1,597	—	2,461	279,396	281,857
Consumer and overdrafts	32	24	—	56	7,394	7,450
Home equity	1,088	—	—	1,088	117,835	118,923

Total	$6,690	$4,471	$—	$11,161	$1,100,627	$1,111,788

Further information pertaining to the allowance for loan losses at December 31, 2011 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$55,319	$56,819
Commercial and industrial	1,417	763	18	2,198	80,206	82,404
Commercial real estate	2,528	736	—	3,264	484,231	487,495
Residential real estate	2,635	2,324	—	4,959	234,348	239,307
Consumer and overdrafts	519	9	—	528	7,153	7,681
Home equity	171	495	—	666	110,120	110,786

Total	$7,270	$5,827	$18	$13,115	$971,377	$984,492

Notes to Consolidated Financial Statements — (Continued)

IMPAIRED LOANS

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the “Notes to Consolidated Financial Statements.”

The following is information pertaining to impaired loans at December 31, 2012:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$346	$—
Commercial and industrial	503	994	—	425	1
Commercial real estate	169	199	—	176	—
Residential real estate	30	31	—	124	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$702	$1,224	$—	$1,071	$1

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,154	$—
Commercial and industrial	779	995	104	1,317	40
Commercial real estate	2,112	2,158	415	2,817	138
Residential real estate	736	736	117	640	1
Consumer	—	—	—	—	—
Home equity	96	96	96	44	—

Total	$5,223	$7,277	$1,732	$5,972	$179

Total
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—
Commercial and industrial	1,282	1,989	104	1,742	41
Commercial real estate	2,281	2,357	415	2,993	138
Residential real estate	766	767	117	764	1
Consumer	—	—	—	—	—
Home equity	96	96	96	44	—

Total	$5,925	$8,501	$1,732	$7,043	$180

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2011:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value	Interest Income Recognized
	(dollars in thousands)
With no required reserve recorded:
Construction and land development	$1,500	$3,292	$—	$2,377	$—
Commercial and industrial	313	537	—	404	3
Commercial real estate	183	203	—	368	—
Residential real estate	33	33	—	3	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,029	$4,065	$—	$3,152	$3

With required reserve recorded:
Construction and land development	$—	$—	$—	$926	$—
Commercial and industrial	1,212	1,240	335	1,105	18
Commercial real estate	4,378	4,409	282	4,894	133
Residential real estate	483	483	124	207	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$6,073	$6,132	$741	$7,132	$152

Total
Construction and land development	$1,500	$3,292	$—	$3,303	$—
Commercial and industrial	1,525	1,777	335	1,509	21
Commercial real estate	4,561	4,612	282	5,262	133
Residential real estate	516	516	124	210	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$8,102	$10,197	$741	$10,284	$155

Troubled Debt Restructurings were identified as a modification in which a concession was granted to a customer who was having financial difficulties. This concession may be below market rate, longer amortization/term, or a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations.

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to troubled debt restructurings occurring during the year ended December 31, 2012:

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(dollars in thousands)
Commercial and industrial	1	$750	$736
Residential real estate	1	6	6
Home equity	1	98	96

Total	3	$854	$838

There were no troubled debt restructurings, that subsequently defaulted, during 2012. The loans were modified during 2012, for the commercial and industrial, and residential real estate loans, by reducing interest rates as well as extending the terms of the loans. The financial impact of the modification for the performing commercial and industrial loan was a $6,000 reduction in principal payments for the year ended December 31, 2012. The financial impact of the modification for performing residential real estate loan was an $8,000 reduction in interest payments for the year ended December 31, 2012.

The following is information pertaining to troubled debt restructurings occurring during the year ended December 31, 2011:

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

The loans were modified during 2011, for the construction, commercial and industrial, and commercial real estate loans, by reducing interest rates as well as extending the terms of the loans. The financial impact of the modifications for performing commercial and industrial loans was a $38,000 reduction in principal and a $1,000 reduction in interest payments for the year ended December 31, 2011. The financial impact of the modifications for performing commercial real estate loans was a $30,000 reduction in principal and a $44,000 reduction in interest payments for the year ended December 31, 2011. The financial impact of the modifications for nonperforming loans was an $11,000 reduction in the carrying value of the loans as a result of payments received under the modified terms of the loans.

Notes to Consolidated Financial Statements — (Continued)

7.    Bank Premises and Equipment

	December 31,
	2012	2011	Estimated Useful Life
(dollars in thousands)
Land	$3,478	$3,478	—
Bank premises	18,353	18,349	30-39 years
Furniture and equipment	31,319	28,874	3-10 years
Leasehold improvements	9,930	8,079	30-39 years or lease term

	63,080	58,780
Accumulated depreciation and amortization	(39,181)	(37,023)

Total	$23,899	$21,757

The Company and its subsidiaries are obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $2,055,000, $2,007,000 and $1,730,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Rental income approximated $329,000, $455,000 and $438,000 in 2012, 2011 and 2010, respectively.

Future minimum rental commitments for non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2012, were as follows:

Year	Amount
(dollars in thousands)
2013	$1,858
2014	1,954
2015	1,652
2016	1,492
2017	1,153
Thereafter	4,231

$12,340

8.    Goodwill and Identifiable Intangible Assets

At December 31, 2012, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.

During full years of 2010 and 2011, the Company’s Class A common stock traded close to or above book value per share. Accordingly, at December 31, 2010 and 2011, management measured for impairment utilizing the fair value of the reporting unit based on the recent stock price of the Company.

Notes to Consolidated Financial Statements — (Continued)

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2012 and 2011 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Core Deposit Intangibles	Total
	(dollars in thousands)
Balance at December 31, 2010	$2,714	$508	$3,222
Amortization Expense	—	(388)	(388)
Balance at December 31, 2011	$2,714	$120	$2,834
Amortization Expense	—	(120)	(120)

Balance at December 31, 2012	$2,714	$—	$2,714

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

Level III — These instruments have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2012, are as follows:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,004	$—	$2,004	$—
U.S. Government Sponsored Enterprises	130,340	—	130,340	—
SBA Backed Securities	8,156	—	8,156	—
U.S. Government Agency and Sponsored Enterprises
Mortgage-Backed Securities	1,233,357	—	1,233,357	—
Privately Issued Residential Mortgage-Backed Securities	2,947	—	2,947	—
Obligations Issued by States and Political Subdivisions	55,174	—	1,734	53,440
Other Debt Securities	2,253	—	2,253	—
Equity Securities	570	228	—	342

Total	$1,434,801	$228	$1,380,791	$53,782

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$3,587	$—	$—	$3,587

Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss during the year by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for 2012 for the estimated credit loss amounted to $1,909,000. The Company uses discounts to appraisals, as necessary, based on management’s observations of the local real estate market for loans in this category.

There were no transfers between level 1 and 2 for the year ended December 31, 2012. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2012.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2012. Management continues to monitor the assumptions used to value the assets listed below.

				Unobservable Input
Asset	Fair Value	Valuation Technique	Unobservable Input	Value or Range
Securities AFS(1)	$53,782	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	3,587	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-25% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

Notes to Consolidated Financial Statements — (Continued)

The changes in Level 3 securities for the year ended December 31, 2012 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
	(dollars in thousands)
Balance at December 31, 2011	$3,725	$14,772	$417	$18,914
Purchases	—	90,960	—	90,960
Maturities	—	(56,214)	(75)	(56,289)
Amortization	—	(41)	—	(41)
Change in fair value	238	—	—	238

Balance at December 31, 2012	$3,963	$49,477	$342	$53,782

The amortized cost of Level 3 securities was $54,504,000 with an unrealized loss of $722,000 at December 31, 2012. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

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

Notes to Consolidated Financial Statements — (Continued)

There were no transfers between level 1 and 2 for the year ended December 31, 2011. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2011.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2011. Management continues to monitor the assumptions used to value the assets listed below.

				Unobservable Input
Asset	Fair Value	Valuation Technique	Unobservable Input	Value or Range
Securities AFS(1)	$18,914	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	1,439	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-25% discount
Other real estate owned	1,183	Appraisal of collateral(3)	Appraisal adjustments(4)	0%

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2011, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
	(dollars in thousands)
Balance at December 31, 2010	$4,393	$15,988	$279	$20,660
Purchases	—	25,314	145	25,459
Maturities	—	(26,528)	(7)	(26,535)
Amortization	—	(2)	—	(2)
Change in fair value	(668)	—	—	(668)

Balance at December 31, 2011	$3,725	$14,772	$417	$18,914

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

10.    Deposits

The following is a summary of remaining maturities or re-pricing of time deposits as of December 31,

	2012	Percent	2011	Percent
	(dollars in thousands)
Within one year	$299,456	71%	$231,099	53%
Over one year to two years	67,918	16%	111,752	26%
Over two years to three years	19,834	5%	48,014	11%
Over three years to five years	32,775	8%	42,636	10%

Total	$419,983	100%	$433,501	100%

Time deposits of $100,000 or more totaled $287,048,000 and $280,208,000 in 2012 and 2011, respectively.

Notes to Consolidated Financial Statements — (Continued)

11.     Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2012	2011	2010
	(dollars in thousands)
Amount outstanding at December 31	$191,390	$143,320	$108,550
Weighted average rate at December 31	0.17%	0.24%	0.36%
Maximum amount outstanding at any month end	$213,730	$152,267	$239,830
Daily average balance outstanding during the year	$174,624	$129,137	$133,080
Weighted average rate during the year	0.21%	0.29%	0.43%

Amounts outstanding at December 31, 2012, 2011 and 2010 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $187,995,000, $140,891,000 and $107,030,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2012, 2011 and 2010, respectively. The approximate fair value of the collateral at those dates was $191,704,000, $143,212,000 and $108,200,000, respectively.

12.     Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2012	2011	2010
	(dollars in thousands)
Amount outstanding at December 31	$231,227	$280,226	$258,201
Weighted average rate at December 31	3.54%	2.85%	2.88%
Maximum amount outstanding at any month end	$277,226	$280,226	$266,564
Daily average balance outstanding during the year	$217,542	$202,209	$201,273
Weighted average rate during the year	3.82%	3.85%	4.13%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2012, was approximately $280,598,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	December 31,
	2012		2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(dollars in thousands)
Within one year	$46,000	1.86%	$81,500	0.42%	$91,500	0.39%
Over one year to two years	17,500	3.01%	23,500	3.34%	9,000	1.98%
Over two years to three years	19,500	2.42%	17,500	3.01%	41,500	3.82%
Over three years to five years	90,000	3.33%	74,500	2.90%	37,000	2.70%
Over five years	22,000	4.19%	47,000	4.38%	42,000	4.55%

Total	$195,000	2.96%	$244,000	2.41%	$221,000	2.28%

Notes to Consolidated Financial Statements — (Continued)

Included in the table above are $35,000,000, $35,000,000 and $35,000,000 of FHLBB advances at December 31, 2012, 2011 and 2010, respectively, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

During 2011, the Company restructured $18,000,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 4.45% and the weighted average remaining maturity was 25 months. Subsequent to restructure, the weighted average rate was 3.50% and the weighted average maturity was 60 months. The restructures were accounted for as modifications.

During 2010, the Company restructured $12,500,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 2.40% and the weighted average remaining maturity was 21 months. Subsequent to restructure, the weighted average rate was 2.52% and the weighted average maturity was 57 months. The restructures were accounted for as modifications.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2012 and 2011. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust.

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

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2012 and 2011.

The Bank also has an outstanding loan in the amount of $144,000 and $143,000 at December 31, 2012 and 2011, respectively, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

13.     Earnings per share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2012, 2011 and 2010 was an increase of 1,024, 1,149 and 2,236 shares, respectively.

Notes to Consolidated Financial Statements — (Continued)

The following table is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	2012	2011	2010
	(in thousands except share and per share data)
BASIC EPS COMPUTATION
Numerator:
Net income, Class A	$14,877	$13,023	$10,557
Net income, Class B	4,162	3,670	3,017
Denominator:
Weighted average shares outstanding, Class A	3,557,693	3,543,233	3,521,179
Weighted average shares outstanding, Class B	1,990,474	1,997,411	2,012,327
Basic EPS, Class A	$4.18	$3.68	$3.00
Basic EPS, Class B	2.09	1.84	1.50

DILUTED EPS COMPUTATION
Numerator:
Net income, Class A	$14,877	$13,023	$10,557
Net income, Class B	4,162	3,670	3,017

Total net income, for diluted EPS, Class A computation	19,039	16,693	13,574
Denominator:
Weighted average shares outstanding, basic, Class A	3,557,693	3,543,233	3,521,179
Weighted average shares outstanding, Class B	1,990,474	1,997,411	2,012,327
Dilutive effect of Class A stock options	1,024	1,150	2,236

Weighted average shares outstanding diluted, Class A	5,549,191	5,541,794	5,535,742
Weighted average shares outstanding, Class B	1,990,474	1,997,411	2,012,327
Diluted EPS, Class A	$3.43	$3.01	$2.45
Diluted EPS, Class B	2.09	1.84	1.50

14.     Stockholders’ Equity

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

Notes to Consolidated Financial Statements — (Continued)

STOCK REPURCHASE PLAN

During 2012, the Board of Directors of the Company approved a reauthorization of the stock repurchase program. Under the program, the Company is reauthorized to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock outstanding. This vote supersedes the previous program voted by the Board of Directors during 2011, which also authorized the Company to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock.

The stock buyback is authorized to take place from time-to-time, subject to prevailing market conditions. The purchases are made on the open market and are funded from available cash.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 23,350 options exercisable at December 31, 2012.

Stock option activity under the plan is as follows:

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	36,062	$28.90	38,712	$28.36	68,637	$26.09
Forfeited	(450)	22.50	(200)	15.06	(19,975)	27.18
Exercised	(12,262)	24.82	(2,450)	21.44	(9,950)	15.06

Outstanding at end of year	23,350	$31.17	36,062	$28.90	38,712	$28.36

Exercisable at end of year	23,350	$31.17	36,062	$28.90	38,712	$28.36

Available to be granted at end of year	223,534		223,084		222,884

At December 31, 2012, 2011 and 2010, the options outstanding have exercise prices between $15.063 and $31.83, and a weighted average remaining contractual life of two years for 2012 and 2011 and three years for 2010. The weighted average intrinsic value of options exercised for the period ended December 31, 2012, was $8.13 per share with an aggregate value of $99,714. The average intrinsic value of options exercisable at December 31, 2012, 2011 and 2010 had an aggregate value of $41,549, $49,145 and $41,895, respectively.

CAPITAL RATIOS

The Bank and the Company are subject to various regulatory requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank and

Notes to Consolidated Financial Statements — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)	$206,464	14.15%	$116,726	8.00%	$145,907	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	188,226	12.90%	58,363	4.00%	87,544	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	188,226	6.11%	123,202	4.00%	154,002	5.00%
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)	$183,864	14.09%	$104,358	8.00%	$130,448	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	167,558	12.84%	52,179	4.00%	78,269	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	167,558	6.20%	108,033	4.00%	135,042	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)	$227,945	15.59%	$116,976	8.00%	$146,220	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	209,668	14.34%	58,488	4.00%	87,732	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	209,668	6.80%	123,377	4.00%	154,221	5.00%
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)	$208,852	15.98%	$104,550	8.00%	$130,687	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	192,516	14.73%	52,275	4.00%	78,412	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	192,516	7.12%	108,179	4.00%	135,224	5.00%

Notes to Consolidated Financial Statements — (Continued)

15.     Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2012	2011	2010
	(dollars in thousands)
Current expense:
Federal	$3,181	$2,198	$2,262
State	315	309	528

Total current expense	3,496	2,507	2,790

Deferred (benefit) expense:
Federal	(1,833)	(961)	(1,223)
State	(271)	8	(323)

Total deferred benefit	(2,104)	(953)	(1,546)

Provision for income taxes	$1,392	$1,554	$1,244

There were no penalties during 2010, 2011, or 2012. There was approximately $2,000 paid to the Internal Revenue Service for interest during 2012.

Income tax accounts included in other assets/liabilities at December 31 are as follows:

	2012	2011
	(dollars in thousands)
Currently receivable	$630	$785
Deferred income tax asset, net	14,551	13,714

Total	$15,181	$14,499

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2012	2011	2010
	(dollars in thousands)
Federal income tax expense at statutory rates	$6,946	$6,204	$5,038
State income tax, net of federal income tax benefit	29	209	135
Insurance income	(396)	(396)	(570)
Effect of tax-exempt interest	(4,628)	(3,801)	(2,763)
Net tax credit	(633)	(683)	(622)
Other	74	21	26

Total	$1,392	$1,554	$1,244

Effective tax rate	6.8%	8.5%	8.4%

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2012	2011
	(dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$8,103	$7,056
Deferred compensation	5,643	5,009
Pension and SERP liability	8,621	7,398
Acquisition premium	541	596
Investments writedown	26	26
Deferred gain	11	31
AMT	1,908	1,049
Other	180	75
Nonaccrual interest	151	727

Gross deferred income tax asset	25,184	21,967

Deferred income tax liabilities:
Depreciation	(36)	(201)
Limited partnerships	(2,722)	(2,667)
Unrealized gain on securities available-for-sale	(7,875)	(5,385)

Gross deferred income tax liability	(10,633)	(8,253)

Deferred income tax asset net	$14,551	$13,714

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2012. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. The Company is in an Alternative Minimum Tax (“AMT”) position. The AMT is carried as a deferred asset and has an indefinite life. The Company has potential tax planning strategies available which support the deferred AMT and, at this time, no valuation allowance is needed.

The Company and its subsidiaries file a consolidated federal tax return. For the tax year beginning in 2009, the Commonwealth of Massachusetts requires a combined state tax return, except for security corporations, which file separate tax returns. The Company is subject to federal examinations for tax years after December 31, 2009, and state examinations for tax years after December 31, 2008.

16.     Employee Benefits

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

Notes to Consolidated Financial Statements — (Continued)

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

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2013 to 2017 are $987,000, $1,032,000, $1,105,000, $1,167,000, and $1,237,000, respectively. The aggregate benefits expected to be paid in the five years from 2018 to 2028 are $7,158,000. The Company plans to contribute $1,000,000 to the Plan in 2013.

The fair value of plan assets and major categories as of December 31, 2012, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Collective funds	52.5%	$12,593	$767	$11,826	$—
Equity securities	24.6%	5,892	5,892	—	—
Mutual funds	14.1%	3,370	3,086	284	—
Hedge funds	7.0%	1,691	—	—	1,691
Short-term investments	1.8%	437	62	375	—

	100.0%	$23,983	$9,807	$12,485	$1,691

The fair value of plan assets and major categories as of December 31, 2011, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Collective funds	51.1%	$10,491	$6,657	$3,834	$—
Equity securities	24.1%	4,934	4,934	—	—
Mutual funds	14.2%	2,918	2,918	—	—
Hedge funds	7.4%	1,522	—	—	1,522
Short-term investments	3.2%	652	—	652	—

	100.0%	$20,517	$14,509	$4,486	$1,522

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

Notes to Consolidated Financial Statements — (Continued)

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

The changes in Level 3 securities are shown in the table below:

Year Ended December 31,	2012	2011
	(dollars in thousands)
Balance at beginning of year	$1,522	$1,431
Purchases	152	—
Actual return – assets still being held	17	91

Balance at end of year	$1,691	$1,522

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

Notes to Consolidated Financial Statements — (Continued)

The benefits expected to be paid in each year from 2013 to 2017 are $1,102,000, $1,098,000, $1,080,000, $1,494,000 and $1,938,000, respectively. The aggregate benefits expected to be paid in the five years from 2018 to 2022 are $9,840,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2012	2011	2012	2011
	(dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$28,784	$25,793	$21,097	$16,853
Service cost	1,097	843	1,425	680
Interest cost	1,295	1,419	923	932
Actuarial (gain)/loss	1,401	1,390	3,482	3,678
Benefits paid	(667)	(661)	(1,092)	(1,046)

Projected benefit obligation at end of year	$31,910	$28,784	$25,835	$21,097

Change in plan assets
Fair value of plan assets at beginning of year	$20,517	$19,931
Actual (loss) return on plan assets	2,333	(28)
Employer contributions	1,800	1,275
Benefits paid	(667)	(661)

Fair value of plan assets at end of year	$23,983	$20,517

(Unfunded) Funded status	$(7,927)	$(8,267)	$(25,835)	$(21,097)

Accumulated benefit obligation	$31,773	$28,173	$22,181	$18,567

Weighted-average assumptions as of December 31
Discount rate — Liability	4.00%	4.50%	4.00%	4.50%
Discount rate — Expense	4.50%	5.50%	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$1,097	$843	$1,425	$680
Interest cost	1,295	1,419	923	932
Expected return on plan assets	(1,641)	(1,595)	—	—
Recognized prior service cost	(104)	(104)	114	111
Recognized net losses	735	494	336	131

Net periodic cost	$1,382	$1,057	$2,798	$1,854

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$104	$104	$(114)	$(111)
Net (gain) loss	(25)	2,519	3,098	3,546

Total recognized in other comprehensive income	79	2,623	2,984	3,435

Total recognized in net periodic benefit cost and other comprehensive income	$1,461	$3,680	$5,782	$5,289

Notes to Consolidated Financial Statements — (Continued)

		December 31, 2012			December 31, 2011
	Supplemental			Supplemental
	Plan	Plan	Total	Plan	Plan	Total
	(dollars in thousands)
Prior service cost	$620	$(1,105)	$(485)	$724	$(1,219)	$(495)
Net actuarial loss	(10,317)	(10,302)	(20,619)	(10,342)	(7,204)	(17,546)

Total	$(9,697)	$(11,407)	$(21,104)	$(9,618)	$(8,423)	$(18,041)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2012, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2013	$(104)	$114
Amortization of loss to be recognized in 2013	630	515

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

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $308,000 for 2012, $266,000 for 2011 and $244,000 for 2010. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $1,289,000, $1,100,000 and $600,000 in 2012, 2011, and 2010, respectively.

The Company does not offer any postretirement programs other than pensions.

17.     Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2012. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

18.    Financial Instruments with Off-Balance-Sheet Risk

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

Contract or Notional Amount

	2012	2011
	(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$13,580	$12,638
Standby and commercial letters of credit	8,411	4,645
Unused lines of credit	217,246	195,181
Unadvanced portions of construction loans	17,609	16,819
Unadvanced portions of other loans	4,872	4,605

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

19.    Other Operating Expenses

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Marketing	$1,853	$1,575	$1,747
Software maintenance/amortization	1,256	951	874
Legal and audit	1,179	1,140	1,042
Contributions	1,074	479	355
Processing services	921	865	884
Consulting	890	796	736
Postage and delivery	877	773	788
Supplies	849	868	656
Telephone	750	742	691
Directors’ fees	330	309	290
Insurance	279	275	294
Core deposit intangible amortization	120	388	388
Other	1,230	1,280	1,095

Total	$11,608	$10,441	$9,840

Notes to Consolidated Financial Statements — (Continued)

20.    Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments. Excluded from this disclosure are all non financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

SECURITIES HELD-TO-MATURITY

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

TIME DEPOSITS

The fair value of time deposits was estimated using a discounted cash flow approach that applies prevailing market interest rates for similar maturity instruments. The fair values of the Company’s time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

OTHER BORROWED FUNDS

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2012 and December 31, 2011. This

Notes to Consolidated Financial Statements — (Continued)

table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Fair Value Measurements Level 2 Inputs	Level 3 Inputs
(dollars in thousands)
December 31, 2012
Financial assets:
Securities held-to-maturity	$275,507	$281,924	$—	$281,924	$—
Loans(1)	1,092,591	1,124,716	—	—	1,124,716
Financial liabilities:
\Time deposits	419,983	424,253	—	424,253	—
Other borrowed funds	195,144	205,481	—	205,481	—
Subordinated debentures	36,083	43,423	—	—	43,423
December 31, 2011
Financial assets:
Securities held-to-maturity	179,368	184,822	—	184,822	—
Loans(1)	967,918	1,018,822	—	—	1,018,822
Financial liabilities:
Time deposits	433,501	439,711	—	439,711	—
Other borrowed funds	244,143	258,165	—	258,165	—
Subordinated debentures	36,083	43,063	—	—	43,063

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

Notes to Consolidated Financial Statements — (Continued)

21.     Quarterly Results of Operations (unaudited)

	2012 Quarters
	Fourth	Third	Second	First
	(in thousands, except share data)
Interest income	$19,738	$22,079	$20,312	$19,365
Interest expense	4,795	4,859	4,923	4,963

Net interest income	14,943	17,220	15,389	14,402
Provision for loan losses	900	1,250	900	1,100

Net interest income after provision for loan losses	14,043	15,970	14,489	13,302
Other operating income	4,153	4,105	3,988	3,619
Operating expenses	13,279	13,708	13,451	12,800

Income before income taxes	4,917	6,367	5,026	4,121
Provision for income taxes	139	685	255	313

Net income	$4,778	$5,682	$4,771	$3,808

Share data:
Average shares outstanding, basic
Class A	3,564,145	3,559,125	3,556,474	3,550,993
Class B	1,986,880	1,989,380	1,991,880	1,993,755
Average shares outstanding, diluted
Class A	5,552,121	5,549,810	5,548,830	5,545,711
Class B	1,986,880	1,989,380	1,991,880	1,993,755
Earnings per share, basic
Class A	$1.05	$1.25	$1.05	$0.84
Class B	$0.52	$0.62	$0.52	$0.42
Earnings per share, diluted
Class A	$0.86	$1.02	$0.86	$0.69
Class B	$0.52	$0.62	$0.52	$0.42

Notes to Consolidated Financial Statements — (Continued)

	2011 Quarters
	Fourth	Third	Second	First
	(in thousands, except share data)
Interest income	$19,252	$19,638	$19,597	$19,578
Interest expense	5,233	5,800	6,082	5,651

Net interest income	14,019	13,838	13,515	13,927
Provision for loan losses	950	1,200	1,200	1,200

Net interest income after provision for loan losses	13,069	12,638	12,315	12,727
Other operating income	4,361	4,503	3,841	3,535
Operating expenses	12,702	12,055	11,775	12,210

Income before income taxes	4,728	5,086	4,381	4,052
Provision for income taxes	539	504	184	327

Net income	$4,189	$4,582	$4,197	$3,725

Share data:
Average shares outstanding, basic
Class A	3,546,418	3,544,967	3,543,717	3,537,828
Class B	1,994,380	1,995,630	1,996,880	2,002,755
Average shares outstanding, diluted
Class A	5,542,052	5,541,646	5,541,595	5,541,927
Class B	1,994,380	1,995,630	1,996,880	2,002,755
Earnings per share, basic
Class A	$0.92	$1.01	$0.92	$0.82
Class B	$0.46	$0.50	$0.46	$0.41
Earnings per share, diluted
Class A	$0.76	$0.83	$0.76	$0.67
Class B	$0.46	$0.50	$0.46	$0.41

Notes to Consolidated Financial Statements — (Continued)

22.     Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2012 and 2011 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2012, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS:
Cash	$19,536	$23,467
Investment in subsidiary, at equity	193,499	170,642
Other assets	3,145	2,730

Total assets	$216,180	$196,839

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$107	$107
Subordinated debentures	36,083	36,083
Stockholders’ equity	179,990	160,649

Total liabilities and stockholders’ equity	$216,180	$196,839

STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Income:
Interest income from deposits in bank	$33	$100	$156
Other income	72	72	72

Total income	105	172	228
Interest expense	2,400	2,400	2,400
Operating expenses	198	178	172

Income before income taxes and equity in undistributed income of subsidiary	(2,493)	(2,406)	(2,344)
Benefit from income taxes	(848)	(818)	(797)

Income before equity in undistributed income of subsidiary	(1,645)	(1,588)	(1,547)
Equity in undistributed income of subsidiary	20,684	18,281	15,121

Net income	$19,039	$16,693	$13,574

Notes to Consolidated Financial Statements — (Continued)

STATEMENTS OF CASH FLOWS

	December 31,
	2012	2011	2010
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,039	$16,693	$13,574
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(20,684)	(18,281)	(15,121)
Depreciation and amortization	12	12	12
Increase in other assets	(416)	(182)	1,422

Net cash (used in) provided by operating activities	(2,049)	(1,758)	(113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	304	53	150
Cash dividends paid	(2,186)	(2,180)	(2,173)

Net cash used in financing activities	(1,882)	(2,127)	(2,023)

Net increase (decrease) in cash	(3,931)	(3,885)	(2,136)

Cash at beginning of year	23,467	27,352	29,488

Cash at end of year	$19,536	$23,467	$27,352

CENTURY BANCORP, INC. AR ‘12

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

February 21, 2013

CENTURY BANCORP, INC. AR ‘12

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 21, 2013, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

February 21, 2013

CENTURY BANCORP, INC. AR ‘12

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 88.

Barry R. Sloane President & CEO	William P. Hornby, CPA Chief Financial Officer & Treasurer

February 21, 2013

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	82	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	73	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	63	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	51	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company
Fraser Lemley	72	Director, Century Bancorp, Inc., and Century Bank and Trust Company
James P. McDonough	62	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	64	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	73	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	57	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	86	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	59	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Mr. Baldwin became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of G. Baldwin & Co., a financial service firm. He was formerly CEO, Owner and Director of Kaler Carney Liffler, a multi-state regional insurance agency; and subsequently he became Chairman of New England of Arthur J. Gallagher & Co., America’s third largest insurance broker. Mr. Baldwin’s extensive three-decade background in banking and insurance is relevant to Century’s insurance and financial customers and qualifies him to continue to serve as a director of the Company.

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

Ms. Kay became a director of the Company in 2005. Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President of Marketing and currently serves as Executive Vice President. Ms. Kay’s experience in business development, customer relationships and tenure at Century Bank and Trust Company has qualified her to serve as director of the Company.

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

Mr. McDonough became a director of the Company and of Century Bank and Trust Company in 2012. From 2006 to 2012, Mr. McDonough was Chancellor and Chief Financial Officer of the Roman Catholic Archdiocese of Boston. Prior to that he served as President and Chief Executive Officer of Abington Savings Bank. Mr. McDonough’s experience in finance and banking, which is relevant to certain customer relationships of the Company, has qualified him to serve as a director of the Company.

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

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is President of Sonesta Collection, and formerly CEO, President and director of Sonesta International Hotels Corporation. Ms. Sonnabend’s experience as CEO of a major hotel company and expertise in the real estate and travel and leisure industry, which is relevant to travel and leisure related customers of the Company, has qualified her to serve as a director of the Company. Also, her tenure and experience as a director of the Company has qualified her to continue to serve.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 86 years old.
Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 57 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 46 years old. He joined the Company in 2007. Formerly he was Senior Vice President at Capital Crossing Bank.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 49 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 52 years old. He joined the Company in 1989.
Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 51 years old. She joined the Company in 1983.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 57 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit

Committee is composed of four directors, Joseph J. Senna, Chair, James P. McDonough, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2012.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter was last published in the 10-K for the period ending December 31, 2012.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16, Communication with Audit committees, and PCAOB AU 380, Communication with Audit Committees.

The Audit Committee has also received the written disclosures and the letter from KPMG LLP, the independent registered public accounting firm as required by the PCAOB. The Audit Committee has discussed with KPMG LLP the firm’s independence, including a review of audit and non-audit fees and services, and concluded that KPMG LLP is independent.

Based on the review and discussions referred to in the paragraph above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

/s/ Joseph J. Senna, Chair

/s/ James P. McDonough

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

The principal Board Committees responsible for overseeing the various elements of risk are the Audit Committee, the Asset Liability Committee and the Executive Committee. The Audit Committee is responsible for monitoring all elements of risk, primarily through its oversight of the internal audit program. The Asset Liability Committee monitors interest rate risk principally through management’s models and simulations. The Executive Committee monitors credit risk through its review of large originators, classified assets, and the calculation of the allowance for loan losses and concentrations of credits.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers, Directors or beneficial owners of more than 10% of the Company’s Class A Common Stock failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2012, or in prior fiscal years.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2012.

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

Composition and Responsibilities of the Compensation Committee

The Compensation Committee is a committee of the Board of Directors composed of Fraser Lemley as Chairman, Joseph Mercurio and Jon Westling, each of whom the Board has determined is independent as defined by the FINRA current listing standards.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision, one separation agreement and did not award stock incentive awards for fiscal year 2012. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

Compensation Discussion and Analysis (CD&A)

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

Base salaries, which are the Company’s major element of compensation, are reviewed for executive officers and employees at the regularly scheduled fall meeting of the Compensation Committee. At this meeting the Committee also reviews and adopts, as appropriate, proposals for the discretionary officer cash incentive plan for the new fiscal year, stock option grants, additions, amendments, modifications or terminations of retirement and benefit programs.

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

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2012.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2012. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2012.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2012 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 101 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 103.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2012 and received matching contributions up to a maximum of $5,000.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2012 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 104.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired a life insurance policy providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2012.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane, a 5% salary increase in 2012. In recognition of the Company’s solid financial performance in 2012, the Company also granted a $144,150 cash bonus payable to Mr. Barry R. Sloane. Total compensation granted to the Chief Executive Officer for 2012 is described in the Summary Compensation Table in the statement.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for each of the Named Executive Officers, Messrs. Paul Evangelista, Brian Feeney William Hornby, David Woonton and Ms. Linda Kay was increased by 5% in 2012. In light of the Company’s financial performance in 2012, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Separation Agreement

On May 11, 2010, the Company accepted the voluntary resignation of Co-President and Co-CEO Jonathan G. Sloane effective May 10, 2010 and entered into a separation agreement with Mr. Jonathan Sloane. Under the terms of the separation agreement, Mr. Jonathan Sloane received his base salary and health insurance benefits for two years through May 10, 2012 on which date the agreement concluded.

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $330,127 per year during 2012 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2012 as noted on the Summary Compensation Table.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

/s/ Fraser Lemley, Chairman

/s/ Joseph Mercurio

/s/ Jon Westling

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2012 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(3)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($)(1)	Total ($)
Marshall M. Sloane (2)	2012	—	—	—	—	131,548	770,259	901,807
Chairman of the Board,	2011	—	—	—	—	—	689,205	689,205
Century Bancorp, Inc. and	2010	—	—	—	—	—	545,375	545,375
Century Bank and Trust Company
Barry R. Sloane	2012	531,080	144,150	—	—	925,960	40,677	1,641,867
President and CEO, Century	2011	505,810	126,477	—	—	740,650	35,966	1,408,903
Bancorp, Inc. and Century Bank	2010	455,685	50,000	—	—	347,866	35,302	888,853
and Trust Company
David B. Woonton	2012	315,000	68,400	—	—	630,561	14,942	1,028,903
Executive Vice President,	2011	300,012	60,000	—	—	495,546	12,403	867,961
Century Bank and Trust Company	2010	285,007	30,000	—	—	239,841	11,700	566,548
Paul A. Evangelista	2012	315,000	68,400	—	—	522,433	12,097	917,930
Executive Vice President,	2011	300,012	60,000	—	—	400,656	10,304	770,972
Century Bank and Trust Company	2010	285,007	30,000	—	—	169,197	10,584	494,788
Brian J. Feeney	2012	248,850	59,708	—	—	236,536	14,201	559,295
Executive Vice President,	2011	237,009	47,400	—	—	153,587	6,608	444,604
Century Bank and Trust Company	2010	225,009	30,000	—	—	74,298	7,494	336,801
William P. Hornby	2012	274,969	59,708	—	—	111,857	6,667	453,201
Chief Financial Officer and	2011	261,885	52,375	—	—	76,778	7,048	398,086
Treasurer, Century Bancorp, Inc.	2010	231,759	30,000	—	—	30,451	6,884	299,094
and Century Bank and
Trust Company
Linda Sloane Kay	2012	248,851	59,708	—	—	200,875	9,453	518,887
Executive Vice President	2011	237,010	47,400	—	—	115,732	8,689	408,831
Century Bank and Trust Company	2010	175,007	30,000	—	—	46,600	7,955	259,562

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.

(2)	This amount, for 2012, includes $330,127 for consulting services, $230,775 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $34,400 for Director fees, $144,150 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

(3)	In addition, Jonathan G. Sloane, who entered into a separation agreement on May 11, 2010, received $442,412 per year under the agreement as further described previously under “Separation Agreement”.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2012. No stock awards are unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Marshall M. Sloane	—	—	—	—	—
Chairman of the Board
Barry R. Sloane	7,000	—	—	31.83	09/17/14
President and CEO
David B. Woonton	2,500	—	—	31.83	09/17/14
Executive Vice President
Century Bank and Trust Company
Paul A. Evangelista	2,500	—	—	31.83	09/17/14
Executive Vice President
Century Bank and Trust Company
Brian J. Feeney	500	—	—	26.68	01/21/13
Executive Vice President	600	—	—	31.83	09/17/14
Century Bank and Trust Company
William P. Hornby	—	—	—	—	—
Chief Financial Officer and Treasurer
Linda Sloane Kay	350	—	—	31.83	09/17/14
Executive Vice President
Century Bank and Trust Company

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2012 ($)(1)	Payments During Last Fiscal Year 12/31/2012 ($)
Marshall M. Sloane	Defined Benefit	33	621,698	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	9	147,627	—
President and CEO	Pension Plan
David B. Woonton	Defined Benefit	13	407,650	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	13	302,678	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	23	342,079	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby (2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan
Linda Sloane Kay	Defined Benefit	12	137,212	—
Executive Vice President	Pension Plan
Century Bank and Trust Company

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.00% and the Mortality Table used is the 2012 Mortality Table.

(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2012 ($)(1)	Payments During Last Fiscal Year- 12/31/2012 ($)
Marshall M. Sloane (2)	Supplemental Executive	33	3,274,451	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane (2)	Supplemental Executive	11	2,975,143	—
President and CEO	Insurance/Retirement Plan
David B. Woonton (2)	Supplemental Executive	13	2,033,084	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista (2)	Supplemental Executive	13	1,396,150	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney (2)	Supplemental Executive	5	337,190	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby (2)	Supplemental Executive	4	238,264	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan
Linda Sloane Kay (2)	Supplemental Executive	4	275,047	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.00% and the Mortality Table used is the 2012 Mortality Table.

(2)	As of January 1, 2012, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 62.5%, 85%, 85%, 25%, 0% and 0% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $12,500 retainer per year, $250 per Company Board meeting attended, $750 per Bank Board meeting attended and $700 per committee meeting attended. Joseph Senna receives $1,500 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2012

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
George R. Baldwin	34,000	—	34,000
Marshall I. Goldman	23,800	—	23,800
Russell B. Higley	28,800	—	28,800
Jackie Jenkins-Scott	27,650	—	27,650
Linda Sloane Kay	—	—	—
Fraser Lemley	34,400	—	34,400
James P. McDonough	18,300	—	18,300
Joseph P. Mercurio	33,650	—	33,650
Joseph J. Senna	37,650	—	37,650
Barry R. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	29,450	—	29,450
George F. Swansburg(2)	36,500	14,500	51,000
Jon Westling	26,600	—	26,600

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2012, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2012, there were 3,568,079 shares of Class A Common Stock and 1,986,880 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned		% B Owned
Wellington Management Company, LLP(8)	288,147		8.08%
280 Congress Street, Boston, MA 02210
Castine Capital Management, LLC(10)	255,270		7.15%
One International Place, Suite 2401, Boston, MA 02110
Sandler O’Neill Asset Management, LLC(11)	240,714		6.75%
150 East 52nd Street,30th Floor, New York, NY 10022
Jacobs Asset Management, LLC(9)	209,983		5.89%
11 East 26th Street, Suite 1900, New York, NY 10010
Marshall M. Sloane(a)	31,089	(1)	0.87%	1,721,841	(2)	86.66%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Paul A. Evangelista(b)	6,636	(11)	0.19%
Brian J. Feeney(b)	1,274	(12)	0.04%
Marshall I. Goldman(a)	6,293	(3)	0.18%	30,000	(4)	1.51%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	10,060	(5)	0.28%	60,000		3.02%
Fraser Lemley(a)	19,144		0.54%
James P. McDonough(a)	1,000		0.03%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	25,001		0.70%
Barry R. Sloane(a)(b)	4,199	(6)	0.12%
Stephanie Sonnabend(a)	4,784		0.13%
George F. Swansburg(a)	32,251		0.90%
Jon Westling(a)	7,056		0.20%
David B. Woonton(b)	800	(13)	0.02%
All directors and officers as a group (18 in number)	160,648		4.50%	1,811,841		91.19%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,371 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,580 shares held by Sloane Family Enterprises LP, and does not include 94,239 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 94,239 shares and 1,694,580 shares held by Sloane Family Enterprises LP.

(3)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(4)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(5)	Includes 9,575 shares owned by Ms. Kay’s spouse and 10 shares owned by Ms. Kay’s children. Does not include unexercised stock options of 350 shares.

(6)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Does not include unexercised stock options of 7,000 shares. Includes 3,111 shares pledged.

(7)	The Company has relied upon the information set forth in the Form 13G filed with the SEC by the Wellington Management Company, LLP on February 14, 2013.

(8)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 14, 2013.

(9)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Castine Capital Management, LLC on February 14, 2013.

(10)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Sandler O’Neill Asset Management, LLC on February 14, 2013.

(11)	Does not include unexercised stock options of 2,500 shares.

(12)	Does not include unexercised stock options of 1,100 shares.

(13)	Does not include unexercised stock options of 2,500 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Description of Fees	Fiscal 2012 Amount	Fiscal 2011 Amount
Audit fees(1)	$375,500	$363,000
Audit-related fees(2)	—	—
Tax fees(3)	46,305	44,400
Other fees	—	—

	$421,805	$407,400

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2012 and 2011

Consolidated Statements of Income — Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows-Years Ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.
3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.

10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	Supplemental Executive Retirement and Insurance Plan, as amended on December 1, 2008, incorporated by reference previously filed with an 8-K filed on January 21, 2009.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.5	Supplemental Executive Retirement and Insurance plan, as amended on July 14, 2009, incorporated by reference previously filed with an 8-K filed on July 16, 2009.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.10	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.11	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Paul V. Cusick, Jr. dated as of June 28, 2007, incorporated by reference previously filed with an 8-K filed on June 29, 2007.
10.12	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.13	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.14	Severance agreement among Century Bancorp, Inc., Century Bank and Trust Company and Jonathan G. Sloane dated April 30, 2010 incorporated by reference previously filed with an 8-K on May 14, 2010.
14	Code of ethics, amended April 13, 2010, incorporated by reference previously filed with an 8-K filed on April 15, 2010.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2013.

Century Bancorp, Inc.

By:	/S/ MARSHALL M. SLOANE
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/S/ GEORGE R. BALDWIN	/S/ JOSEPH SENNA
George R. Baldwin, Director	Joseph Senna, Director
/S/ MARSHALL I. GOLDMAN	/S/ STEPHANIE SONNABEND
Marshall I. Goldman, Ph.D., Director	Stephanie Sonnabend, Director

/S/ RUSSELL B. HIGLEY	/S/ GEORGE F. SWANSBURG
Russell B. Higley, Esquire, Director	George F. Swansburg, Director

/S/ JACKIE JENKINS-SCOTT	/S/ JON WESTLING
Jackie Jenkins-Scott, Director	Jon Westling, Director

/S/ LINDA SLOANE KAY	/S/ MARSHALL M. SLOANE
Linda Sloane Kay, Director	Marshall M. Sloane, Chairman
Executive Vice President, Century Bank and
Trust Company

/S/ FRASER LEMLEY	/S/ BARRY R. SLOANE
Fraser Lemley, Director	Barry R. Sloane, Director,
President and Chief Executive Officer

/S/ JAMES P. MCDONOUGH	/S/ WILLIAM P. HORNBY
James P. McDonough, Director	William P. Hornby, CPA, Chief Financial
Officer and Treasurer

/S/ JOSEPH P. MERCURIO	/S/ ANTHONY C. LAROSA
Joseph P. Mercurio, Director	Anthony C. LaRosa, CPA, Senior Vice President,
Century Bank and Trust
Company, Principal Accounting Officer