Form 10-Q
period 2013-03-31
CENTURY BANCORP INC
filed 2013-05-07
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of April 30, 2013, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,572,379 Shares
Class B Common Stock, $1.00 par value	1,984,180 Shares

Century Bancorp, Inc.

	Index	Page Number
Part I	Financial Information

	Forward Looking Statements	3

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets: March 31, 2013 and December 31, 2012	4

	Consolidated Statements of Income: Three months ended March 31, 2013 and 2012	5

	Consolidated Statements of Comprehensive Income: Three months ended March 31, 2013 and 2012	6

	Consolidated Statements of Changes in Stockholders’ Equity: Three months ended March 31, 2013 and 2012	7

	Consolidated Statements of Cash Flows: Three months ended March 31, 2013 and 2012	8

	Notes to Consolidated Financial Statements	9-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36-37

Part II.	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

Exhibits	Ex-31.1
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

PART I—Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$47,504	$53,646
Federal funds sold and interest-bearing deposits in other banks	197,281	98,637

Total cash and cash equivalents	244,785	152,283

Short-term investments	12,111	17,367
Securities available-for-sale, amortized cost $1,392,193 and $1,414,595, respectively	1,407,260	1,434,801
Securities held-to-maturity, fair value $266,047 and $281,924, respectively	260,545	275,507
Federal Home Loan Bank of Boston stock, at cost	14,862	15,146
Loans, net:
Commercial and industrial	110,537	88,475
Construction and land development	34,021	38,618
Commercial real estate	570,441	576,465
Residential real estate	292,871	281,857
Home equity	121,989	118,923
Consumer and other	7,910	7,450

Total loans, net	1,137,769	1,111,788
Less: allowance for loan losses	19,759	19,197

Net loans	1,118,010	1,092,591
Bank premises and equipment	23,669	23,899
Accrued interest receivable	6,011	5,811
Goodwill	2,714	2,714
Other assets	72,168	66,090

Total assets	$3,162,135	$3,086,209

Liabilities
Deposits:
Demand deposits	$416,109	$438,429
Savings and NOW deposits	935,995	933,316
Money Market Accounts	730,791	653,345
Time deposits	442,980	419,983

Total deposits	2,525,875	2,445,073
Securities sold under agreements to repurchase	187,080	191,390
Other borrowed funds	182,144	195,144
Subordinated debentures	36,083	36,083
Due to broker	10,019	—
Other liabilities	39,916	38,529

Total liabilities	2,981,117	2,906,219

Stockholders’ Equity
Preferred stock—$1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,569,679 shares and 3,568,079 shares, respectively	3,570	3,568
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,986,880 and 1,986,880 shares, respectively	1,986	1,986
Additional paid-in capital	11,931	11,891
Retained earnings	166,821	162,892

	184,308	180,337
Unrealized gains on securities available-for-sale, net of taxes	9,214	12,330
Pension liability, net of taxes	(12,504)	(12,677)

Total accumulated other comprehensive loss, net of taxes	(3,290)	(347)

Total stockholders’ equity	181,018	179,990

Total liabilities and stockholders’ equity	$3,162,135	$3,086,209

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2013	2012
Interest income
Loans	$11,881	$12,048
Securities held-to-maturity	1,520	1,463
Securities available-for-sale	5,617	5,715
Federal funds sold and interest-bearing deposits in other banks	119	139

Total interest income	19,137	19,365

Interest expense
Savings and NOW deposits	610	534
Money market accounts	532	605
Time deposits	1,334	1,681
Securities sold under agreements to repurchase	90	92
Other borrowed funds and subordinated debentures	2,026	2,051

Total interest expense	4,592	4,963

Net interest income	14,545	14,402
Provision for loan losses	750	1,100

Net interest income after provision for loan losses	13,795	13,302
Other operating income
Service charges on deposit accounts	1,942	1,988
Lockbox fees	772	699
Net gains on sales of investments	883	148
Other income	837	784

Total other operating income	4,434	3,619

Operating expenses
Salaries and employee benefits	8,618	8,141
Occupancy	1,282	1,122
Equipment	582	583
FDIC assessments	400	407
Other	2,583	2,547

Total operating expenses	13,465	12,800

Income before income taxes	4,764	4,121
Provision for income taxes	288	313

Net income	$4,476	$3,808

Share data:
Weighted average number of shares outstanding, basic
Class A	3,569,546	3,550,993
Class B	1,986,880	1,993,755
Weighted average number of shares outstanding, diluted
Class A	5,557,365	5,545,711
Class B	1,986,880	1,993,755
Basic earnings per share:
Class A	$0.98	$0.84
Class B	$0.49	$0.42
Diluted earnings per share
Class A	$0.81	$0.69
Class B	$0.49	$0.42

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Net income	$4,476	$3,808
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(2,233)	1,884
Less: reclassification adjustment for gains included in net income	(883)	(148)

Total unrealized (losses) gains on securities	(3,116)	1,736
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	173	162

Other comprehensive (loss) income	(2,943)	1,898

Comprehensive income	$1,533	$5,706

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2013 and 2012

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649
Net income	—	—	—	3,808	—	3,808
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $1,117 in taxes and $148 in realized net gains	—	—	—	—	1,736	1,736
Pension liability adjustment, net of $189 in taxes	—	—	—	—	162	162
Conversion of class B common stock to class A common stock, 2,500 shares	2	(2)	—	—	—	—
Stock options exercised, 5,612 shares	6	—	121	—	—	127
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(425)	—	(425)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(120)	—	(120)

Balance at March 31, 2012	$3,556	$1,992	$11,708	$149,302	$(621)	$165,937

Balance at December 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990
Net income	—	—	—	4,476	—	4,476
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $2,023 in taxes and $883 in realized net gains	—	—	—	—	(3,116)	(3,116)
Pension liability adjustment, net of $117 in taxes	—	—	—	—	173	173
Stock options exercised, 1,600 shares	2	—	40	—	—	42
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(428)	—	(428)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(119)	—	(119)

Balance at March 31, 2013	$3,570	$1,986	$11,931	$166,821	$(3,290)	$181,018

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,476	$3,808
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(13,666)	—
Proceeds from mortgage loans sold	10,865	—
Gain on sales of mortgage loans held for sale	(170)	—
Net gain on sales of investments	(883)	(148)
Provision for loan losses	750	1,100
Deferred income taxes	(441)	(444)
Net depreciation and amortization	1,619	1,505
Increase in accrued interest receivable	(200)	(72)
Increase in other assets	(3,764)	(785)
Increase in other liabilities	1,688	325

Net cash provided by operating activities	274	5,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	6,317	11,101
Purchase of short-term investments	(1,061)	(6,053)
Proceeds from calls/maturities of securities available-for-sale	90,591	144,891
Proceeds from sales of securities available-for-sale	87,570	72,198
Purchase of securities available-for-sale	(145,429)	(249,934)
Proceeds from calls/maturities of securities held-to-maturity	14,811	24,776
Purchase of securities held-to-maturity	—	(137,000)
Net increase in loans	(23,194)	(3,712)
Capital expenditures	(364)	(634)

Net cash provided by (used in) investing activities	29,241	(144,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	22,997	5,973
Net increase in demand, savings, money market and NOW deposits	57,805	61,109
Net proceeds from exercise of stock options	42	127
Cash dividends	(547)	(545)
Net decrease in securities sold under agreements to repurchase	(4,310)	(1,090)
Net decrease in other borrowed funds	(13,000)	(3,000)

Net cash provided by financing activities	62,987	62,574

Net increase (decrease) in cash and cash equivalents	92,502	(76,504)
Cash and cash equivalents at beginning of period	152,283	207,766

Cash and cash equivalents at end of period	$244,785	$131,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,594	$5,016
Income taxes	345	190
Change in unrealized gains on securities available-for-sale, net of taxes	(3,116)	1,736
Pension liability adjustment, net of taxes	173	162
Due to broker	10,019	44,423

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2013 and 2012

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

For the quarter ended March 31, 2012:

	As previously reported	As revised
Basic EPS – Class A common	$0.69	$0.84
Basic EPS – Class B common	$0.69	$0.42
Diluted EPS – Class A common	$0.69	$0.69
Diluted EPS – Class B common	$0.69	$0.42

Note 2. Recent Market Developments

The financial services industry continues to face challenges in the aftermath of the recent national and global economic crisis. Since June 2009, the U.S. economy has been recovering from the most severe recession and financial crisis since the Great Depression. There have been some improvements in private-sector employment, industrial production and U.S. exports; nevertheless, the pace of economic recovery has been slow. The housing markets, while improving, continue to be depressed. Financial markets have improved since the depths of the crisis but are still unsettled and volatile. Investors have pulled back from risky assets. There is continued concern about the U.S. economic outlook and the potential effects of the continued crisis in the European financial markets.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company is carrying a prepaid asset of $2.4 million as of March 31, 2013. The Company’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Company.

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

The Governor of Massachusetts has proposed a tax plan that would modify existing income tax rules. The governor’s plan is part of his budget recommendations for fiscal year 2014, and will subject security corporations to the same tax base and rate as regular business corporations. The proposed tax changes would take effect as of January 1, 2014. Subsequently both the Massachusetts House of Representatives and the Massachusetts Senate approved bills that would neither eliminate nor revise the tax rate for security corporations. The Company will continue to monitor the status of this tax issue.

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2013 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	23,350	$31.17
Exercised	(1,600)	26.68
Forfeited	(1,350)	26.68

Outstanding at end of period	20,400	$31.82

Exercisable at end of period	20,400	$31.82

Available to be granted at end of period	224,884

On March 31, 2013, the outstanding options to purchase 20,400 shares of Class A common stock have exercise prices between $31.60 and $31.83, with a weighted average exercise price of $31.82 and a weighted average remaining contractual life of 1.5 years. The intrinsic value of options exercisable at March 31, 2013 had an aggregate value of $42,636. The intrinsic value of options exercised at March 31, 2013 had an aggregate value of $11,568.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first quarter of 2013.

Note 4. Securities Available-for-Sale

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In thousands)
U.S. Treasury	$2,000	$1	$—	$2,001	$2,000	$4	$—	$2,004
U.S. Government Sponsored Enterprises	174,986	346	117	175,215	130,048	360	68	130,340
Small Business Administration	7,906	108	—	8,014	8,043	113	—	8,156
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,149,692	16,957	1,613	1,165,036	1,212,953	20,816	412	1,233,357
Privately Issued Residential Mortgage Backed Securities	2,805	31	16	2,820	2,938	31	22	2,947
Obligations Issued by States and Political Subdivisions	52,046	30	723	51,353	55,855	41	722	55,174
Other Debt Securities	2,300	—	62	2,238	2,300	—	47	2,253
Equity Securities	458	125	—	583	458	112	—	570

Total	$1,392,193	$17,598	$2,531	$1,407,260	$1,414,595	$21,477	$1,271	$1,434,801

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $672,183,000 and $665,028,000 at March 31, 2013 and December 31, 2012, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $186,867,000 and $220,313,000 at March 31, 2013 and December 31, 2012, respectively. The Company realized gross gains of $883,000 from the proceeds of $87,570,000 from the sales of available-for-sale securities for the three months ended March 31, 2013. The Company realized gross gains of $148,000 from the proceeds of $72,198,000 from the sales of available-for-sale securities for the three months ended March 31, 2012.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2013.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$64,221	$64,403
After one but within five years	1,021,035	1,035,071
After five but within ten years	293,758	295,090
More than 10 years	11,221	10,675
Non-maturing	1,958	2,021

Total	$1,392,193	$1,407,260

The weighted average remaining life of investment securities available-for-sale at March 31, 2013 was 4.3 years. Included in the weighted average remaining life calculation at March 31, 2013 was $154,986,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2013 and December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 44 and 5 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 425 holdings at March 31, 2013.

	March 31, 2013
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$29,883	$117	$—	$—	$29,883	$117
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	283,816	1,589	2,834	24	286,650	1,613
Privately Issued Residential Mortgage Backed Securities	781	1	1,017	15	1,798	16
Obligations Issued by States and Political Subdivisions	—	—	3,963	723	3,963	723
Other Debt Securities	—	—	1,439	62	1,439	62

Total temporarily impaired securities	$314,480	$1,707	$9,253	$824	$323,733	$2,531

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

	December 31, 2012
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$34,967	$68	$—	$—	$34,967	$68
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	93,006	383	10,169	29	103,175	412
Privately Issued Residential Mortgage Backed Securities	—	—	1,863	22	1,863	22
Obligations Issued by States and Political Subdivisions	—	—	3,963	722	3,963	722
Other Debt Securities	—	—	1,453	47	1,453	47
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$127,973	$451	$17,448	$820	$145,421	$1,271

Note 5. Investment Securities Held-to-Maturity

	March 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$17,746	$20	$—	$17,766	$17,747	$19	$8	$17,758
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	242,799	5,655	173	248,281	257,760	6,480	74	264,166

Total	$260,545	$5,675	$173	$266,047	$275,507	$6,499	$82	$281,924

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $146,431,000 and $149,366,000 at March 31, 2013 and December 31, 2012, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $96,085,000 and $103,617,000 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2013.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$4,310	$4,361
After one but within five years	205,007	209,438
After five but within ten years	50,956	51,967
More than ten years	272	281

Total	$260,545	$266,047

The weighted average remaining life of investment securities held-to-maturity at March 31, 2013 was 4.0 years. Included in the weighted average remaining life calculation at March 31, 2013 were $17,746,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2013 and December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 3 and 1 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 93 holdings at March 31, 2013.

	March 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	13,299	127	5,419	46	18,718	173

Total temporarily impaired securities	$13,299	$127	$5,419	$46	$18,718	$173

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

	December 31, 2012
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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$19,197	$16,574
Loans charged off	(371)	(424)
Recoveries on loans previously charged-off	183	184

Net charge-offs	(188)	(240)
Provision charged to expense	750	1,100

Allowance for loan losses, end of period	$19,759	$17,434

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197
Charge-offs	—	(226)	—	—	(145)	—	—	(371)
Recoveries	—	65	2	2	114		—	183
Provision	158	566	(288)	75	55	(53)	237	750

Ending balance at March 31, 2013	$3,199	$3,523	$8,779	$2,071	$357	$833	$997	$19,759

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$103	$396	$155	$—	$96	$—	1,750

Amount of allowance for loan losses for loans not deemed to be impaired	$2,199	$3,420	$8,383	$1,916	$357	$737	$997	$18,009

Loans:
Ending balance	$34,021	$110,537	$570,441	$292,871	$7,910	$121,989	$—	$1,137,769

Loans deemed to be impaired	$1,500	$1,396	$2,262	$1,232	$—	$96	$—	$6,486

Loans not deemed to be impaired	$32,521	$109,141	$568,179	$291,639	$7,910	$121,893	$—	$1,131,283

Further information pertaining to the allowance for loan losses for three months ending March 31, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574
Charge-offs	—	(111)	—	(159)	(154)	—	—	(424)
Recoveries	—	42	1	5	136	—	—	184
Provision	27	150	774	52	(21)	37	81	1,100

Ending balance at March 31, 2012	$2,920	$3,220	$7,341	$1,784	$317	$741	$1,111	$17,434

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$493	$525	$93	$—	$—	$—	2,111

Amount of allowance for loan losses for loans not deemed to be impaired	$1,920	$2,727	$6,816	$1,691	$317	$741	$1,111	$15,323

Loans:
Ending balance	$36,937	$81,882	$502,413	$249,981	$6,946	$109,817	$—	$987,976

Loans deemed to be impaired	$1,500	$1,721	$4,541	$515	$—	$—	$—	$8,277

Loans not deemed to be impaired	$35,437	$80,161	$497,872	$249,466	$6,946	$109,817	$—	$979,699

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2013 and December 31, 2012.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2013 and December 31, 2012.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2013 and December 31, 2012 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2013.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$25,095	$108,669	$563,658
4 (Monitor)	7,426	472	4,521
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,396	2,262

Total	$34,021	$110,537	$570,441

The following table presents the Company’s loans by risk rating at December 31, 2012.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3(Pass)	$29,719	$86,587	$569,760
4 (Monitor)	7,399	606	4,424
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,282	2,281

Total	$38,618	$88,475	$576,465

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2013 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$2,395	$1,500	$—	$3,895	$30,126	$34,021
Commercial and industrial	904	803	—	1,707	108,830	110,537
Commercial real estate	2,193	660	—	2,853	567,588	570,441
Residential real estate	2,923	1,150	—	4,073	288,798	292,871
Consumer and overdrafts	23	31	—	54	7,856	7,910
Home equity	1,308	—	—	1,308	120,681	121,989

Total	$9,746	$4,144	$—	$13,890	$1,123,879	$1,137,769

Further information pertaining to the allowance for loan losses at December 31, 2012 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$37,118	$38,618
Commercial and industrial	1,256	676		1,932	86,543	88,475
Commercial real estate	3,450	674	—	4,124	572,341	576,465
Residential real estate	864	1,597	—	2,461	279,396	281,857
Consumer and overdrafts	32	24	—	56	7,394	7,450
Home equity	1,088	—	—	1,088	117,835	118,923

Total	$6,690	$4,471	$—	$11,161	$1,100,627	$1,111,788

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

The following is information pertaining to impaired loans for March 31, 2013:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value	Interest Income Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	566	1,058	—	545	—
Commercial real estate	165	198	—	167	—
Residential real estate	319	321	—	102	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$1,050	$1,577	$—	$814	$—

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—
Commercial and industrial	830	1,046	103	840	9
Commercial real estate	2,097	2,146	396	2,105	24
Residential real estate	913	995	155	779	—
Consumer	—	—	—	—	—
Home equity	96	96	96	96	—

Total	$5,436	$7,575	$1,750	$5,320	$33

Total:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—
Commercial and industrial	1,396	2,104	103	1,385	9
Commercial real estate	2,262	2,344	396	2,272	24
Residential real estate	1,232	1,316	155	881	—
Consumer	—	—	—	—	—
Home equity	96	96	96	96	—

Total	$6,486	$9,152	$1,750	$6,134	$33

The following is information pertaining to impaired loans for March 31, 2012:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value	Interest Income Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$1,125	$—
Commercial and industrial	214	259	—	357
Commercial real estate	179	202	—	181	—
Residential real estate	32	32	—	145	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$425	$493	$—	$1,808	$—

With required reserve recorded:
Construction and land development	1,500	$3,292	$1,000	$375	$—
Commercial and industrial	1,507	1,730	493	1,285	14
Commercial real estate	4,362	4,394	525	4,002	34
Residential real estate	483	482	93	789	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$7,852	$9,898	$2,111	$6,451	$49

Total:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—
Commercial and industrial	1,721	1,989	493	1,642	14
Commercial real estate	4,541	4,596	525	4,183	34
Residential real estate	515	514	93	934	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$8,277	$10,391	$2,111	$8,259	$49

There were no troubled debt restructurings occurring during the three month periods ended March 31, 2012 or March 31, 2013.

Note 7. Reclassifications Out of Accumulated Other Comprehensive Income (a)

For the period ended March 31, 2013: (in thousands)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$883		Net gains on sales of investments
	(350)		Provision for income taxes

	$533		Net income

Amortization of defined benefit pension items
Prior-service costs	$(3	) (b)	Salaries and employee benefits
Actuarial gains (losses)	(287	) (b)	Salaries and employee benefits

Total before tax	(290)		Income before taxes
Tax (expense) or benefit	117		Provision for income taxes

Net of tax	$(173)		Net income

Total reclassifications for the period	$360		Net income, net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 9) for additional details).

Note 8. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2013 and 2012 was an increase of 939 and 963 shares, respectively.

The following table is a reconciliation of basic EPS and diluted EPS for the three months ended March 31,

	2013	2012
Basic EPS Computation: (in thousands except share and per share data)
Numerator:
Net income, Class A	$3,502	$2,973
Net income, Class B	974	835
Denominator:
Weighted average shares outstanding, Class A	3,569,546	3,550,993
Weighted average shares outstanding, Class B	1,986,880	1,993,755
Basic EPS, Class A	$0.98	$0.84
Basic EPS, Class B	0.49	0.42

Diluted EPS Computation:
Numerator:
Net income, Class A	$3,502	$2,973
Net income, Class B	974	835

Total net income, for diluted EPS, Class A computation	4,476	3,808
Denominator:
Weighted average shares outstanding, basic, Class A	3,569,546	3,550,993
Weighted average shares outstanding, Class B	1,986,880	1,993,755
Dilutive effect of Class A stock options	939	963

Weighted average shares outstanding diluted, Class A	5,557,365	5,545,711
Weighted average shares outstanding, Class B	1,986,880	1,993,755
Diluted EPS, Class A	$0.81	$0.69
Diluted EPS, Class B	0.49	0.42

Note 9. Employee Benefits

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

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2013	2012	2013	2012
		(In thousands)
Service cost	$299	$274	$381	$356
Interest	314	324	267	231
Expected return on plan assets	(470)	(410)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	158	184	129	84

Net periodic benefit cost	$275	$346	$806	$700

Contributions

The Company currently intends to contribute $1,800,000 to the Pension Plan in 2013. As of March 31, 2013, $450,000 of the contribution had been made. The Company expects to contribute an additional $1,350,000 by the end of the year. Also, an additional $2,819,000 was contributed to the Pension Plan during the first quarter of 2013 to reduce variable annual premiums payable to Pension Benefit Guarantee Corporation.

Note 10. Fair Value Measurements

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

The results of the fair value hierarchy as of March 31, 2013, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,001	$—	$2,001	$—
U.S. Government Sponsored Enterprises	175,215	—	175,215	—
SBA Backed Securities	8,014	—	8,014	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	1,165,036	—	1,165,036	—
Privately Issued Residential Mortgage Backed Securities	2,820	—	2,820	—
Obligations Issued by States and Political Subdivisions	51,353	—	1,717	49,636
Other Debt Securities	2,238	—	2,238	—
Equity Securities	583	241	—	342

Total	$1,407,260	$241	$1,357,041	$49,978

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	3,758	—	—	3,758

Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Specific provisions relate to impaired loans recognized for the three month period ended March 31, 2013 amounted to $24,000. The Company uses appraisals, discounted as appropriate, based on management’s observations of the local real estate market for loans in this category.

There were no transfers between level 1 and 2 for the three months ended March 31, 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month period ended March 31, 2013.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(4)	$49,978	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	3,758	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the three-month period ended March 31, 2013 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
		(In thousands)
Balance at December 31, 2012	$3,963	$49,477	$342	$53,782
Purchases	—	6,179	—	6,179
Maturities and calls	—	(9,974)	—	(9,974)
Amortization	—	(9)	—	(9)
Changes in fair value	—	—	—	—

Balance at March 31, 2013	$3,963	$45,673	$342	$49,978

The amortized cost of Level 3 securities was $50,701,000 at March 31, 2013 with an unrealized loss of $723,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the three-month period ended March 31, 2012, are shown in the table below:

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

Note 11. Fair Values of Financial Instruments

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short- term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2013 (in thousand)
Financial assets:
Securities held-to-maturity	$260,545	$266,047	$—	$266,047	$—
Loans (1)	1,118,010	1,155,534	—	—	1,155,534
Financial liabilities:
Time deposits	442,980	446,618	—	446,618	—
Other borrowed funds	182,144	190,725	—	190,725	—
Subordinated debentures	36,083	43,161	—	—	43,161

December 31, 2012
Financial assets:
Securities held-to-maturity	275,507	281,924	—	281,924	—
Loans (1)	1,092,591	1,124,716	—	—	1,124,716
Financial liabilities:
Time deposits	419,983	424,253	—	424,253	—
Other borrowed funds	195,144	205,481	—	205,481	—
Subordinated debentures	36,083	43,423	—	—	43,423

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 12. Recent Accounting Developments

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about offsetting assets and liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company implemented the provisions of ASU 2011-11 as of January 1, 2013. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income or as a separate disclosure in the notes to the financial statements. The new standard is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. The Company has presented a separate footnote (Note 7) as a result of this pronouncement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2013, the Company had total assets of $3.2 billion. Currently, the Company operates 25 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 192 (55%) of the 351 cities and towns in Massachusetts.

Net income for the first quarter ended March 31, 2013 was $4,476,000, or $0.81 per Class A share diluted, compared to net income of $3,808,000, or $0.69 per Class A share diluted, for the first quarter ended March 31, 2012. Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Basic EPS – Class A common	$0.98	$0.84
Basic EPS – Class B common	$0.49	$0.42
Diluted EPS – Class A common	$0.81	$0.69
Diluted EPS – Class B common	$0.49	$0.42

Net interest income totaled $14.5 million for the first three months of 2013 compared to $14.4 million for the same period in 2012. The 1.0% increase in net interest income for the period is due to a 13.0% increase in the average balances of earning assets, combined with a similar increase in average deposits. The net interest margin decreased from 2.48% on a fully taxable equivalent basis in 2012 to 2.25% on the same basis for 2013. This was primarily the result of a decrease in asset yields. Also, interest expense decreased primarily as a result of the continued decline in market rates.

The trends in the net interest margin are illustrated in the graph below:

Pricing discipline occurred through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments. During the third quarter of 2011 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower cost of funds, and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,000,000 of prepayment penalties during the first three quarters of 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of 2012 and first quarter of 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended March 31, 2013, the loan loss provision was $750,000 compared to a provision of $1.1 million for the same period last year. The decrease in the provision was primarily as a result of a lower level of charge-off activity. Nonperforming loans decreased to $4.1 million at March 31, 2013 from $4.6 million on March 31, 2012.

The Company capitalized on favorable market conditions for the first quarter ended March 31, 2013 and realized net gains on sales of investments of $883,000 as compared to $148,000 for the same period in 2012. Included in operating expenses for the first three months ended March 31, 2013 are FDIC assessments of $400,000 compared to $407,000 million for the same period in 2012.

For the first three months of 2013, the Company’s effective income tax rate was 6.0% compared to 7.6% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

Financial Condition

Loans

On March 31, 2013, total loans outstanding were $1.1 billion, an increase of 2.3% from the total on December 31, 2012. At March 31, 2013, commercial real estate loans accounted for 50.1% and residential real estate loans, including home equity loans, accounted for 36.5% of total loans.

Commercial and industrial loans increased to $110.5 million at March 31, 2013 from $88.5 million at December 31, 2012, primarily as a result of an increase in tax-exempt financing. Construction loans decreased to $34.0 million at March 31, 2013 from $38.6 million on December 31, 2012, primarily as a result of loan payments.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2013 was $19.8 million as compared to $19.2 million at December 31, 2012. The increase was due to the increase in the size and composition of the loan portfolio as well as qualitative factors. Also, the level of the allowance for loan losses to total loans increased from 1.73% at December 31, 2012 to 1.74% at March 31, 2013. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•

Construction loans: The outstanding loan balance of construction loans at March 31, 2013 is $34.0 million as compared to $38.6 million at December 31, 2012. A major factor in nonaccrual loans is one large construction loan. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•

Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $576.7 million at March 31, 2013 as compared to $567.3 million at December 31, 2012. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $262.4 million, at March 31, 2013 as compared to $245.2 million at December 31, 2012. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•

Small business loans: The outstanding loan balances of small business loans is $41.2 million at March 31, 2013 as compared to $42.0 million at December 31, 2012. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2013	2012
Allowance for loan losses, beginning of period	$19,197	$16,574
Loans charged off	(371)	(424)
Recoveries on loans previously charged-off	183	184

Net charge-offs	(188)	(240)
Provision charged to expense	750	1,100

Allowance for loan losses, end of period	$19,759	$17,434

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccruing loans	$4,144	$4,471
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.36%	0.40%
Accruing troubled debt restructures	$3,023	$3,048

Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Cash and Cash Equivalents

Cash and cash equivalents increased during the first quarter of 2013. This was primarily the result of an influx of deposits during the quarter.

Short-term Investments

Short-term investments decreased mainly as a result of decreases in shorter term lower yielding investments.

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

Securities Available-for-Sale (at Fair Value)

	March 31, 2013	December 31, 2012
	(In thousands)
U.S. Treasury	$2,001	$2,004
U.S. Government Sponsored Enterprises	175,215	130,340
Small Business Administration	8,014	8,156
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,165,036	1,233,357
Privately Issued Residential Mortgage-backed Securities	2,820	2,947
Obligations issued by States and Political Subdivisions	51,353	55,174
Other Debt Securities	2,238	2,253
Equity Securities	583	570

Total Securities Available–for-Sale	$1,407,260	$1,434,801

During the first three months of 2013 the Company capitalized on favorable market conditions and realized $883,000 of gains on sales of investments. The sales of investments represented 16 U.S. Government Sponsored Enterprise bonds totaling $87,570,000.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

	March 31, 2013	December 31, 2012
	(In thousands)
U.S. Government Sponsored Enterprises	$17,746	$17,747
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	242,799	257,760

Total Securities Held-to-Maturity	$260,545	$275,507

At March 31, 2013 and December 31, 2012, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Available-for-Sale

The securities available-for-sale portfolio totaled $1.4 billion at March 31, 2013, a decrease of 1.9% from December 31, 2012. Purchases of securities available-for-sale totaled $155.4 million for the three months ended March 31, 2013. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.3 years.

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

Securities available-for-sale totaling $50.0 million, or 1.6% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

Securities Held-to-Maturity

The securities held-to-maturity portfolio totaled $260.5 million on March 31, 2013, a decrease of 5.4% from the total on December 31, 2012. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.0 years.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the quarter ended March 31, 2013, the FHLBB reported preliminary net income of $53.3 million. The FHLBB also declared a dividend equal to an annual yield of 0.40%. During the first quarter of 2013, the FHLBB redeemed $284,000 of its excess capital stock. As of March 31, 2013, no impairment has been recognized.

Deposits and Borrowed Funds

On March 31, 2013, deposits totaled $2.5 billion, representing a 3.3% increase from December 31, 2012. Total deposits increased primarily as a result of increases in money market accounts, time deposits, and savings and NOW deposits. Money market, time deposits and Savings and NOW increased as the Company continued to offer attractive rates for these types of deposits during the first three months of the year. Borrowed funds totaled $369.2 million compared to $386.5 million at December 31, 2012. Borrowed funds decreased mainly as a result of matured term borrowings from the FHLBB.

Stockholders’ Equity

At March 31, 2013, total equity was $181.0 million compared to $180.0 million at December 31, 2012. The Company’s equity increased primarily as a result of earnings, offset somewhat by an increase in other comprehensive loss, net of taxes, and dividends paid. The Company’s leverage ratio stood at 6.83% at March 31, 2013, compared to 7.05% at March 31, 2012. This decline in the leverage ratio is due to an increase in assets, offset by an increase in stockholders’ equity. The Company’s Tier 1 capital-to-risk assets and total capital-to-risk assets stood at 14.30% and 15.55%, respectively, at March 31, 2013. Book value as of March 31, 2013 was $32.58 per share.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2013			March 31, 2012
	( In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$754,464	$8,353	4.49%	$700,255	$8,819	5.07%
Loans tax-exempt	372,288	5,530	6.02	285,967	5,100	7.17
Securities available-for-sale (5):
Taxable	1,365,332	5,528	1.62	1,242,091	5,662	1.82
Tax-exempt	54,257	135	1.00	22,492	79	1.40
Securities held-to-maturity:
Taxable	268,199	1,520	2.27	205,538	1,463	2.85
Interest-bearing deposits in other banks	170,727	119	0.28	186,515	139	0.30

Total interest-earning assets	2,985,267	21,185	2.85	2,642,858	21,262	3.23%
Non interest-earning assets	176,421			167,029
Allowance for loan losses	(19,503)			(17,079)

Total assets	$3,142,185			$2,792,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$676,513	$388	0.23%	$522,489	$371	0.29%
Savings accounts	312,165	222	0.29	274,160	163	0.24
Money market accounts	701,838	532	0.31	646,618	605	0.38
Time deposits	394,668	1,334	1.37	416,271	1,681	1.62

Total interest-bearing deposits	2,085,184	2,476	0.48	1,859,538	2,820	0.61
Securities sold under agreements to repurchase	208,306	90	0.18	155,193	92	0.24
Other borrowed funds and subordinated debentures	210,605	2,026	3.90	217,908	2,051	3.79

Total interest-bearing liabilities	2,504,095	4,592	0.74%	2,232,639	4,963	0.89%

Non interest-bearing liabilities Demand deposits	417,886			360,249
Other liabilities	40,045			36,151

Total liabilities	2,962,026			2,629,039

Stockholders’ equity	180,159			163,769
Total liabilities & stockholders’ equity	$3,142,185			$2,792,808

Net interest income on a fully taxable equivalent basis		16,593			16,299
Less taxable equivalent adjustment		(2,048)			(1,897)

Net interest income		$14,545			$14,402

Net interest spread (3)			2.11%			2.33%

Net interest margin (4)			2.25%			2.48%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$616	$(1,082)	$(466)
Tax-exempt	1,339	(909)	430
Securities available-for-sale
Taxable	532	(666)	(134)
Tax-exempt	85	(29)	56
Securities held-to-maturity
Taxable	392	(335)	57
Interest-bearing deposits in other banks	(11)	(9)	(20)

Total interest income	2,953	(3,030)	(77)

Interest expense:
Deposits:
NOW accounts	94	(77)	17
Savings accounts	24	35	59
Money market accounts	47	(120)	(73)
Time deposits	(87)	(260)	(347)

Total interest-bearing deposits	78	(422)	(344)
Securities sold under agreements to repurchase	26	(28)	(2)
Other borrowed funds and subordinated debentures	(78)	53	(25)

Total interest expense	26	(397)	(371)

Change in net interest income	$2,927	$(2,633)	$294

Net Interest Income

For the three months ended March 31, 2013, net interest income on a fully taxable equivalent basis totaled $16.6 million compared to $16.3 million for the same period in 2012, an increase of $294,000 or 1.8%. This increase in net interest income for the period is due to a 13.0% increase in the average balances of earning assets, combined with a similar increase in average deposits. The net interest margin decreased from 2.48% on a fully taxable equivalent basis in 2012 to 2.25% on the same basis for 2013. The decrease in the net interest margin is primarily the result of a decrease in asset yields. Also, interest expense decreased primarily as a result of the continued decline in market rates.

Provision for Loan Losses

For the three months ended March 31, 2013, the loan loss provision was $750,000 compared to a provision of $1.1 million for the same period last year. The decrease in the provision for the three months ended March 31, 2013, was primarily due to a lower level of charge-off activity. The level of the allowance for loan losses to total loans increased from 1.73% at December 31, 2012 to 1.74% at March 31, 2013. The increase was primarily the result of an increase in the size and composition of the loan portfolio as well as qualitative factors.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2013 increased by $815,000 to $4.4 million from $3.6 million for the same period last year. This was mainly attributable to an increase in net gains on sales of investments of $735,000. There was a decrease in service charges on deposit accounts of $46,000, which was mainly attributable to a decrease in overdraft charges. Lockbox fees increased by $73,000 as a result of increased customer volume. Other income increased by $53,000 mainly as a result of increases in net gains on sales of loans.

For the quarter ended March 31, 2013, operating expenses increased by $665,000 or 5.2% to $13.5 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $477,000 in salaries and employee benefits, $160,000 in occupancy expenses, and $36,000 in other expenses. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, increased taxes and increase health insurance costs. Occupancy increased mainly as a result of costs associated with the Andover branch opening during the third quarter of 2012 and increased company-wide snow plowing expenses. Other expenses increased mainly as a result of increased marketing expenses.

Income Taxes

For the first quarter of 2013, the Company’s income tax expense totaled $288,000 on pretax income of $4.8 million resulting in an effective tax rate of 6.0%. For last year’s corresponding quarter, the Company’s income tax expense totaled $313,000 on pretax income of $4.1 million resulting in an effective tax rate of 7.6%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4.	Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, have concluded that the Company’s disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2013 there has been no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 – January 31, 2013	—	$—	—	300,000
February 1 – February 28, 2013	—	$—	—	300,000
March 1 – March 31, 2013	—	$—	—	300,000

(1)	On July 10, 2012, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities – None

Item 5	Other Information – None

Item 6	Exhibits

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

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+ +	As provided in Rule 406T of regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2013	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)