Form 10-Q
period 2013-06-30
CENTURY BANCORP INC
filed 2013-08-06
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2013, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,574,404 Shares
Class B Common Stock, $1.00 par value	1,982,180 Shares

Century Bancorp, Inc.

	Index	Page Number
Part I	Financial Information

	Forward Looking Statements	3

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets: June 30, 2013 and December 31, 2012	4

	Consolidated Statements of Income: Three months and six months ended June 30, 2013 and 2012	5

	Consolidated Statements of Comprehensive Income: Three months and six months ended June 30, 2013 and 2012	6

	Consolidated Statements of Changes in Stockholders’ Equity: Six months ended June 30, 2013 and 2012	7

	Consolidated Statements of Cash Flows: Six months ended June 30, 2013 and 2012	8

	Notes to Consolidated Financial Statements	9-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II.	Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 5.	Other Information	39
Item 6.	Exhibits	39-40

Signatures		41

Exhibits	Ex-31.1
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

PART I—Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$49,192	$53,646
Federal funds sold and interest-bearing deposits in other banks	122,713	98,637

Total cash and cash equivalents	171,905	152,283

Short-term investments	19,611	17,367
Securities available-for-sale, amortized cost $1,568,936 and $1,414,595, respectively	1,552,216	1,434,801
Securities held-to-maturity, fair value $268,802 and $281,924, respectively	267,613	275,507
Federal Home Loan Bank of Boston stock, at cost	16,082	15,146
Loans, net:
Commercial and industrial	101,918	88,475
Construction and land development	34,919	38,618
Commercial real estate	609,462	576,465
Residential real estate	283,392	281,857
Home equity	125,918	118,923
Consumer and other	8,123	7,450

Total loans, net	1,163,732	1,111,788
Less: allowance for loan losses	20,500	19,197

Net loans	1,143,232	1,092,591
Bank premises and equipment	23,367	23,899
Accrued interest receivable	6,005	5,811
Goodwill	2,714	2,714
Other assets	83,191	66,090

Total assets	$3,285,936	$3,086,209

Liabilities
Deposits:
Demand deposits	$440,120	$438,429
Savings and NOW deposits	964,923	933,316
Money Market Accounts	769,660	653,345
Time deposits	466,492	419,983

Total deposits	2,641,195	2,445,073
Securities sold under agreements to repurchase	214,290	191,390
Other borrowed funds	177,144	195,144
Subordinated debentures	36,083	36,083
Due to broker	10,711	—
Other liabilities	40,280	38,529

Total liabilities	3,119,703	2,906,219

Stockholders’ Equity
Preferred stock—$1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,574,379 shares and 3,568,079 shares, respectively	3,574	3,568
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,982,180 and 1,986,880 shares, respectively	1,982	1,986
Additional paid-in capital	11,931	11,891
Retained earnings	171,299	162,892

	188,786	180,337
Unrealized (losses)gains on securities available-for-sale, net of taxes	(10,223)	12,330
Pension liability, net of taxes	(12,330)	(12,677)

Total accumulated other comprehensive loss, net of taxes	(22,553)	(347)

Total stockholders’ equity	166,233	179,990

Total liabilities and stockholders’ equity	$3,285,936	$3,086,209

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income
Loans	$11,997	$12,572	$23,878	$24,620
Securities held-to-maturity	1,419	1,924	2,939	3,387
Securities available-for-sale	5,571	5,668	11,188	11,383
Federal funds sold and interest-bearing deposits in other banks	145	148	264	287

Total interest income	19,132	20,312	38,269	39,677

Interest expense
Savings and NOW deposits	649	560	1,259	1,087
Money market accounts	582	618	1,114	1,230
Time deposits	1,234	1,600	2,568	3,281
Securities sold under agreements to repurchase	89	88	179	180
Other borrowed funds and subordinated debentures	2,066	2,057	4,092	4,108

Total interest expense	4,620	4,923	9,212	9,886

Net interest income	14,512	15,389	29,057	29,791
Provision for loan losses	750	900	1,500	2,000

Net interest income after provision for loan losses	13,762	14,489	27,557	27,791
Other operating income
Service charges on deposit accounts	2,034	1,922	3,976	3,910
Lockbox fees	838	781	1,610	1,480
Net gains on sales of investments	781	442	1,664	590
Gains on sales of mortgage loans held for sale	821	131	991	131
Other income	747	712	1,414	1,496

Total other operating income	5,221	3,988	9,655	7,607

Operating expenses
Salaries and employee benefits	8,382	8,191	17,000	16,332
Occupancy	1,193	1,176	2,475	2,298
Equipment	610	544	1,192	1,127
FDIC assessments	450	445	850	852
Other	3,027	3,095	5,610	5,642

Total operating expenses	13,662	13,451	27,127	26,251

Income before income taxes	5,321	5,026	10,085	9,147
Provision for income taxes	295	255	583	568

Net income	$5,026	$4,771	$9,502	$8,579

Share data:
Weighted average number of shares outstanding, basic
Class A	3,574,379	3,556,474	3,571,963	3,553,734
Class B	1,982,180	1,991,880	1,984,530	1,992,818
Weighted average number of shares outstanding, diluted
Class A	5,557,354	5,548,830	5,557,655	5,547,237
Class B	1,982,180	1,991,880	1,984,530	1,992,818
Basic earnings per share:
Class A	$1.10	$1.05	$2.08	$1.89
Class B	$0.55	$0.52	$1.04	$0.94
Diluted earnings per share
Class A	$0.90	$0.86	$1.71	$1.55
Class B	$0.55	$0.52	$1.04	$0.94

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended June 30,
	2013	2012
Net income	$5,026	$4,771
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(18,656)	824
Less: reclassification adjustment for gains included in net income	(781)	(442)

Total unrealized (losses) gains on securities	(19,437)	382
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	174	162

Other comprehensive (loss) income	(19,263)	544

Comprehensive (loss) income	$(14,237)	$5,315

	Six months ended June 30,
	2013	2012
Net income	$9,502	$8,579
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(20,889)	2,708
Less: reclassification adjustment for gains included in net income	(1,664)	(590)

Total unrealized (losses) gains on securities	(22,553)	2,118
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	347	324

Other comprehensive (loss) income	(22,206)	2,442

Comprehensive (loss) income	$(12,704)	$11,021

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2013 and 2012

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649
Net income	—	—	—	8,579	—	8,579
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $1,314 in taxes and $590 in realized net gains	—	—	—	—	2,118	2,118
Pension liability adjustment, net of $216 in taxes	—	—	—	—	324	324
Conversion of class B common stock to class A common stock, 2,500 shares	2	(2)	—	—	—	—
Stock options exercised, 5,712 shares	6	—	124	—	—	130
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(852)	—	(852)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(240)	—	(240)

Balance at June 30, 2012	$3,556	$1,992	$11,711	$153,526	$(77)	$170,708

Balance at December 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990
Net income	—	—	—	9,502	—	9,502
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $14,372 in taxes and $1,664 in realized net gains	—	—	—	—	(22,553)	(22,553)
Pension liability adjustment, net of $231 in taxes	—	—	—	—	347	347
Conversion of class B common stock to class A common stock, 4,700 shares	4	(4)	—	—	—	—
Stock options exercised, 1,600 shares	2	—	40	—	—	42
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(857)	—	(857)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(238)	—	(238)

Balance at June 30, 2013	$3,574	$1,982	$11,931	$171,299	$(22,553)	$166,233

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,502	$8,579
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(56,001)	(2,448)
Proceeds from mortgage loans sold	50,010	5,968
Gain on sales of mortgage loans held for sale	(991)	(131)
Net gain on sales of investments	(1,664)	(590)
Provision for loan losses	1,500	2,000
Deferred income taxes	(823)	(783)
Net depreciation and amortization	3,058	3,158
(Decrease)Increase in accrued interest receivable	(194)	150
Gain on sale of other real estate owned	—	(4)
Increase in other assets	(2,203)	(5,311)
Increase in other liabilities	2,353	1,271

Net cash provided by operating activities	4,547	11,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	6,317	17,315
Purchase of short-term investments	(8,561)	(21,100)
Proceeds from calls/maturities of securities available-for-sale	174,303	318,626
Proceeds from sales of securities available-for-sale	163,593	233,002
Purchase of securities available-for-sale	(482,373)	(490,103)
Proceeds from calls/maturities of securities held-to-maturity	37,453	54,211
Purchase of securities held-to-maturity	(29,825)	(161,722)
Net increase in loans	(45,143)	(48,302)
Proceeds from sales of other real estate owned	—	1,187
Capital expenditures	(658)	(2,209)

Net cash provided by (used in) investing activities	(184,894)	(99,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in time deposits	46,509	(14,087)
Net increase in demand, savings, money market and NOW deposits	149,613	228,897
Net proceeds from exercise of stock options	42	130
Cash dividends	(1,095)	(1,092)
Net increase in securities sold under agreements to repurchase	22,900	29,870
Net decrease in other borrowed funds	(18,000)	(35,590)

Net cash provided by financing activities	199,969	208,128

Net increase in cash and cash equivalents	19,622	120,892
Cash and cash equivalents at beginning of period	152,283	207,766

Cash and cash equivalents at end of period	$171,905	$328,658

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,317	$10,022
Income taxes	1,550	1,353
Change in unrealized (losses)gains on securities available-for-sale, net of taxes	(22,553)	2,118
Pension liability adjustment, net of taxes	347	324
Due to broker	10,711	37,195

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Six Months Ended June 30, 2013 and 2012

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company was carrying a prepaid asset of $2.4 million as of March 31, 2013. The Company’s quarterly risk-based deposit insurance assessments was paid from this amount until the amount is exhausted or until June 30, 2013, when any amount remaining would be returned to the Company. The Company received a refund of $2.4 million of prepaid FDIC assessments in June 2013.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). The Federal Reserve Board has finalized its rule implementing the Basel III regulatory capital framework. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5 percent of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of risk-weighted assets. The Company has analyzed the final rules; the implementation of the framework will not have a material impact on the Company’s financial condition or results of operations.

The Governor of Massachusetts has proposed a tax plan that would modify existing income tax rules. The governor’s plan is part of his budget recommendations for fiscal year 2014, and will subject security corporations to the same tax base and rate as regular business corporations. The proposed tax changes would take effect as of January 1, 2014. Subsequently both the Massachusetts House of Representatives and the Massachusetts Senate approved bills that would neither eliminate nor revise the tax rate for security corporations. The Governor of Massachusetts signed the fiscal 2014 budget. The budget did not repeal Security Corporations tax status.

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2013 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	23,350	$31.17
Exercised	(1,600)	26.68
Forfeited	(1,350)	26.68

Outstanding at end of period	20,400	$31.82

Exercisable at end of period	20,400	$31.82

Available to be granted at end of period	224,884

On June 30, 2013, the outstanding options to purchase 20,400 shares of Class A common stock have exercise prices between $31.60 and $31.83, with a weighted average exercise price of $31.82 and a weighted average remaining contractual life of 1.25 years. The intrinsic value of options exercisable at June 30, 2013 had an aggregate value of $64,872. The intrinsic value of options exercised at June 30, 2013 had an aggregate value of $13,312.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2013.

Note 4. Securities Available-for-Sale

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In thousands)
U.S. Treasury	$1,996	$—	$4	$1,992	$2,000	$4	$—	$2,004
U.S. Government Sponsored Enterprises	254,944	—	8,612	246,332	130,048	360	68	130,340
Small Business Administration	7,760	107	—	7,867	8,043	113	—	8,156
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,244,471	8,774	16,331	1,236,914	1,212,953	20,816	412	1,233,357
Privately Issued Residential Mortgage Backed Securities	2,651	9	7	2,653	2,938	31	22	2,947
Obligations Issued by States and Political Subdivisions	54,367	25	724	53,668	55,855	41	722	55,174
Other Debt Securities	2,300	—	106	2,194	2,300	—	47	2,253
Equity Securities	447	149	—	596	458	112	—	570

Total	$1,568,936	$9,064	$25,784	$1,552,216	$1,414,595	$21,477	$1,271	$1,434,801

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $741,202,000 and $665,028,000 at June 30, 2013 and December 31, 2012, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $308,654,000 and $220,313,000 at June 30, 2013 and December 31, 2012, respectively. The Company realized gross gains of $1,664,000 from the proceeds of $163,593,000 from the sales of available-for-sale securities for the six months ended June 30, 2013. The Company realized gross gains of $590,000 from the proceeds of $233,002,000 from the sales of available-for-sale securities for the six months ended June 30, 2012.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2013.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$55,219	$55,325
After one but within five years	753,219	755,445
After five but within ten years	747,073	728,512
More than 10 years	11,478	10,945
Non-maturing	1,947	1,989

Total	$1,568,936	$1,552,216

The weighted average remaining life of investment securities available-for-sale at June 30, 2013 was 5.1 years. Included in the weighted average remaining life calculation at June 30, 2013 was $209,956,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. These call dates were not utilized in computing the weighted average remaining life. The contractual maturities, which were used in the table above, of mortgage-backed securities will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2013 and December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 131 and 4 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 456 holdings at June 30, 2013.

	June 30, 2013
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$248,324	$8,616	$—	$—	$248,324	$8,616
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	640,699	16,313	2,302	18	643,001	16,331
Privately Issued Residential Mortgage Backed Securities	1,735	7	—	—	1,735	7
Obligations Issued by States and Political Subdivisions	—	—	3,963	724	3,963	724
Other Debt Securities	—	—	1,394	106	1,394	106

Total temporarily impaired securities	$890,758	$24,936	$7,659	$848	$898,417	$25,784

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

	December 31, 2012
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$34,967	$68	$—	$—	$34,967	$68
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	93,006	383	10,169	29	103,175	412
Privately Issued Residential Mortgage Backed Securities	—	—	1,863	22	1,863	22
Obligations Issued by States and Political Subdivisions	—	—	3,963	722	3,963	722
Other Debt Securities	—	—	1,453	47	1,453	47
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$127,973	$451	$17,448	$820	$145,421	$1,271

Note 5. Investment Securities Held-to-Maturity

	June 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$10,000	$—	$330	$9,670	$17,747	$19	$8	$17,758
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	257,613	2,501	982	259,132	257,760	6,480	74	264,166

Total	$267,613	$2,501	$1,312	$268,802	$275,507	$6,499	$82	$281,924

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $136,354,000 and $149,366,000 at June 30, 2013 and December 31, 2012, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $87,892,000 and $103,617,000 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2013.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$28,236	$28,390
After one but within five years	173,851	175,064
After five but within ten years	55,566	55,389
More than ten years	9,960	9,959

Total	$267,613	$268,802

The weighted average remaining life of investment securities held-to-maturity at June 30, 2013 was 3.7 years. Included in the weighted average remaining life calculation at June 30, 2013 were $10,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2013 and December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 20 and 1 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 86 holdings at June 30, 2013.

	June 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$9,670	$330	$—	$—	$9,670	$330
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	125,675	843	5,015	139	130,690	982

Total temporarily impaired securities	$135,345	$1,173	$5,015	$139	$140,360	$1,312

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$19,759	$17,434	$19,197	$16,574
Loans charged off	(160)	(635)	(533)	(1,059)
Recoveries on loans previously charged-off	151	280	336	464

Net charge-offs	(9)	(355)	(197)	(595)
Provision charged to expense	750	900	1,500	2,000

Allowance for loan losses, end of period	$20,500	$17,979	$20,500	$17,979

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2013	$3,199	$3,523	$8,779	$2,071	$357	$833	$997	$19,759
Charge-offs	—	(6)	—	—	(154)	—	—	(160)
Recoveries	—	56	1	1	92	1	—	151
Provision	42	(358)	644	(42)	68	98	298	750

Ending balance at June 30, 2013	$3,241	$3,215	$9,424	$2,030	$363	$932	$1,295	$20,500

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$92	$204	$147	$—	$96	$—	$1,539

Amount of allowance for loan losses for loans not deemed to be impaired	$2,241	$3,123	$9,220	$1,883	$363	$836	$1,295	$18,961

Loans:
Ending balance	$34,919	$101,918	$609,462	$283,392	$8,123	$125,918	$—	$1,163,732

Loans deemed to be impaired	$1,500	$1,102	$2,365	$1,171	$—	$96	$—	$6,234

Loans not deemed to be impaired	$33,419	$100,816	$607,097	$282,221	$8,123	$125,822	$—	$1,157,498

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197
Charge-offs	—	(234)	—	—	(299)	—	—	(533)
Recoveries	—	121	4	4	206	1	—	336
Provision	200	210	355	32	123	45	535	1,500

Ending balance at June 30, 2013	$3,241	$3,215	$9,424	$2,030	$363	$932	$1,295	$20,500

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$92	$204	$147	$—	$96	$—	$1,539

Amount of allowance for loan losses for loans not deemed to be impaired	$2,241	$3,123	$9,220	$1,883	$363	$836	$1,295	$18,961

Loans:
Ending balance	$34,919	$101,918	$609,462	$283,392	$8,123	$125,918	$—	$1,163,732

Loans deemed to be impaired	$1,500	$1,102	$2,365	$1,171	$—	$96	$—	$6,234

Loans not deemed to be impaired	$33,419	$100,816	$607,097	$282,221	$8,123	$125,822	$—	$1,157,498

Further information pertaining to the allowance for loan losses for three months ending June 30, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2012	$2,920	$3,220	$7,341	$1,784	$317	$741	$1,111	$17,434
Charge-offs	—	(289)	—	(59)	(287)	—	—	(635)
Recoveries	—	164	2	3	111	—	—	280
Provision	(31)	371	411	65	152	(60)	(8)	900

Ending balance at June 30, 2012	$2,889	$3,466	$7,754	$1,793	$293	$681	$1,103	$17,979

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$871	$450	$92	$—	$—	$—	$2,413

Amount of allowance for loan losses for loans not deemed to be impaired	$1,889	$2,595	$7,304	$1,701	$293	$681	$1,103	$15,566

Loans:
Ending balance	$36,422	$78,971	$535,232	$259,006	$6,597	$112,602	$—	$1,028,830

Loans deemed to be impaired	$1,500	$2,328	$2,321	$513	$—	$—	$—	$6,662

Loans not deemed to be impaired	$34,922	$76,643	$532,911	$258,493	$6,597	$112,602	$—	$1,022,168

Further information pertaining to the allowance for loan losses for six months ending June 30, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2012	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574
Charge-offs	—	(399)	—	(219)	(441)	—	—	(1,059)
Recoveries	—	206	3	9	246	—	—	464
Provision	(4)	520	1,185	117	132	(23)	73	2,000

Ending balance at June 30, 2012	$2,889	$3,466	$7,754	$1,793	$293	$681	$1,103	$17,979

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$871	$450	$92	$—	$—	$—	$2,413

Amount of allowance for loan losses for loans not deemed to be impaired	$1,889	$2,595	$7,304	$1,701	$293	$681	$1,103	$15,566

Loans:
Ending balance	$36,422	$78,971	$535,232	$259,006	$6,597	$112,602	$—	$1,028,830

Loans deemed to be impaired	$1,500	$2,328	$2,321	$513	$—	$—	$—	$6,662

Loans not deemed to be impaired	$34,922	$76,643	$532,911	$258,493	$6,597	$112,602	$—	$1,022,168

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2013 and December 31, 2012.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2013 and December 31, 2012.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2013 and December 31, 2012 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2013.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$26,027	$100,344	$602,932
4 (Monitor)	7,392	472	4,165
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,102	2,365

Total	$34,919	$101,918	$609,462

The following table presents the Company’s loans by risk rating at December 31, 2012.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3(Pass)	$29,719	$86,587	$569,760
4 (Monitor)	7,399	606	4,424
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,282	2,281

Total	$38,618	$88,475	$576,465

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at June 30, 2013 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$33,419	$34,919
Commercial and industrial	1,173	444	—	1,617	100,301	101,918
Commercial real estate	5,240	357	—	5,597	603,865	609,462
Residential real estate	1,205	913	—	2,118	281,274	283,392
Consumer and overdrafts	10	21	—	31	8,092	8,123
Home equity	847	25	—	872	125,046	125,918

Total	$8,475	$3,260	$—	$11,735	$1,151,997	$1,163,732

Further information pertaining to the allowance for loan losses at December 31, 2012 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$37,118	$38,618
Commercial and industrial	1,256	676		1,932	86,543	88,475
Commercial real estate	3,450	674	—	4,124	572,341	576,465
Residential real estate	864	1,597	—	2,461	279,396	281,857
Consumer and overdrafts	32	24	—	56	7,394	7,450
Home equity	1,088	—	—	1,088	117,835	118,923

Total	$6,690	$4,471	$—	$11,161	$1,100,627	$1,111,788

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include; the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements.

The following is information pertaining to impaired loans for June 30, 2013:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 6/30/13	Average Carrying Value For 6 Months Ending 6/30/13	Interest Income Recognized for 3 Months Ending 6/30/13		Interest Income Recognized for 6 Months Ending 6/30/13
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—		$—	$—
Commercial and industrial	206	235	—	385	451		1	1
Commercial real estate	122	122	—	113	136		—	—
Residential real estate	266	266	—	146	96		—	—
Consumer	—	—	—	—	—		—	—
Home equity	—	—	—	—	—		—	—

Total	$594	$623	$—	$644	$683		$1	$1

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$		$—
Commercial and industrial	896	1,128	92	866	856		8	17
Commercial real estate	2,243	2,330	204	2,169	2,143		20	46
Residential real estate	905	991	147	909	834		—	—
Consumer	—	—	—	—	—		—	—
Home equity	96	96	96	96	96		—	—

Total	$5,640	$7,837	$1,539	$5,540	$5,429		$28	$63

Total:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$		$—
Commercial and industrial	1,102	1,363	92	1,251	1,307		9	18
Commercial real estate	2,365	2,452	204	2,282	2,279		20	46
Residential real estate	1,171	1,257	147	1,055	930		—	—
Consumer	—	—	—	—	—		—	—
Home equity	96	96	96	96	96		—	—

Total	$6,234	$8,460	$1,539	$6,184	$6,112		$29	$64

The following is information pertaining to impaired loans for June 30, 2012:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/12	Average Carrying Value for 6 Months Ending 6/30/12	Interest Income Recognized For 3 Months Ending 6/30/12	Interest Income Recognized For 6 months Ending 6/30/12
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$643	$—	$—
Commercial and industrial	409	454	—	282	334	—	—
Commercial real estate	176	201	—	178	180	—	—
Residential real estate	31	32	—	32	97	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$616	$687	$—	$492	$1,254	$—	$—

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$857	$—	$—
Commercial and industrial	1,919	2,147	871	1,556	1,408	12	27
Commercial real estate	2,145	2,183	450	3,056	3,410	58	78
Residential real estate	482	482	92	482	657	—	1
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$6,046	$8,104	$2,413	$6,594	$6,332	$70	$106

Total
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$—	$—
Commercial and industrial	2,328	2,601	871	1,838	1,742	12	27
Commercial real estate	2,321	2,384	450	3,234	3,590	58	78
Residential real estate	513	514	92	514	754	—	1
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$6,662	$8,791	$2,413	$7,086	$7,586	$70	$106

There were no troubled debt restructurings occurring during the six month period ended June 30, 2013.

Note 7. Reclassifications Out of Accumulated Other Comprehensive Income(a)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
	Three months ended June 30, 2013	Six months ended June 30, 2013
	(in thousands)
Unrealized gains and losses on available-for-sale securities
	$781	$1,664	Net Gains on sales of investments
	(302)	(652)	Provision for income taxes

	$479	$1,012	Net Income

Amortization of defined benefit pension items
Prior-service costs	$(3)	$(6)	Salaries and employee benefits (b)
Actuarial gains (losses)	(287)	(574)	Salaries and employee benefits (b)

Total before tax	(290)	(580)	Income before taxes
Tax (expense) or benefit	116	233	Provision for income taxes

Net of tax	$(174)	$(347)	Net income

Total reclassifications for the period	$305	$665	Net income

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 9) for additional details).

Note 8. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for the three months ended June 30, 2013 and 2012 was an increase of 795 and 476 shares, respectively. The dilutive effect of these stock options for the six months ended June 30, 2013 and 2012 was an increase of 1,162 and 686 shares, respectively.

The following table is a reconciliation of basic EPS and diluted EPS for:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic EPS Computation:
(in thousands except share and per share data)
Numerator:
Net income, Class A	$3,935	$3,727	$7,437	$6,702
Net income, Class B	1,091	1,044	2,065	1,877
Denominator:
Weighted average shares outstanding, Class A	3,574,379	3,556,474	3,571,963	3,553,734
Weighted average shares outstanding, Class B	1,982,180	1,991,880	1,984,530	1,992,817
Basic EPS, Class A	$1.10	$1.05	$2.08	$1.89
Basic EPS, Class B	0.55	0.52	1.04	0.94

Diluted EPS Computation:
Numerator:
Net income, Class A	$3,935	$3,727	$7,437	$6,702
Net income, Class B	1,091	1,044	2,065	1,877

Total net income, for diluted EPS, Class A computation	5,026	4,771	9,502	8,579
Denominator:
Weighted average shares outstanding, basic, Class A	3,574,379	3,556,474	3,571,963	3,553,734
Weighted average shares outstanding, Class B	1,982,180	1,991,880	1,984,530	1,992,817
Dilutive effect of Class A stock options	795	476	1,162	686

Weighted average shares outstanding diluted, Class A	5,557,354	5,548,830	5,557,655	5,547,237
Weighted average shares outstanding, Class B	1,982,180	1,991,880	1,984,530	1,992,817
Diluted EPS, Class A	$0.90	$0.86	$1.71	$1.55
Diluted EPS, Class B	0.55	0.52	1.04	0.94

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

Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2013	2012	2013	2012
		(In thousands)
Service cost	$299	$274	$381	$355
Interest	314	323	267	231
Expected return on plan assets	(470)	(410)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	158	184	129	84

Net periodic benefit cost	$275	$345	$806	$699

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2013	2012	2013	2012
		(In thousands)
Service cost	$598	$548	$763	$711
Interest	628	647	534	462
Expected return on plan assets	(940)	(820)	—	—
Recognized prior service cost (benefit)	(52)	(52)	58	58
Recognized net actuarial losses	316	368	258	168

Net periodic benefit cost	$550	$691	$1,613	$1,399

Contributions

The Company currently intends to contribute $1,800,000 to the Pension Plan in 2013. As of June 30, 2013, $900,000 of the contribution had been made. The Company expects to contribute an additional $900,000 by the end of the year. Also, an additional $2,819,000 was contributed to the Pension Plan during the first quarter of 2013 to reduce variable annual premiums payable to Pension Benefit Guarantee Corporation.

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

The results of the fair value hierarchy as of June 30, 2013, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$1,992	$—	$1,992	$—
U.S. Government Sponsored Enterprises	246,332	—	246,332	—
SBA Backed Securities	7,867	—	7,867	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	1,236,914	—	1,236,914	—
Privately Issued Residential Mortgage Backed Securities	2,653	—	2,653	—
Obligations Issued by States and Political Subdivisions	53,668	—	1,706	51,962
Other Debt Securities	2,194	—	2,194	—
Equity Securities	596	264	—	332

Total	$1,552,216	$264	$1,499,658	$52,294

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	2,989	—	—	2,989

Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Fair value is generally determined through a review process that includes independent appraisals, discounted cash flows, or other external assessments of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. The Company discounts the fair values, as appropriate, based on management’s observations of the local real estate market for loans in this category.

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three and six-month periods ended June 30, 2013 amounted to ($222,000) and ($198,000), respectively.

There were no transfers between level 1 and 2 for the six months ended June 30, 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2013.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$52,294	Discounted cash flow (DCF) unless maturity is one year or less		0%-1%(3)
Impaired Loans	2,989	Appraisal of collateral/ DCF/assessments (1)	Discount rate Appraisal adjustments/ DCF assessment Adjustments (2)	0%-25% discount

(1)	Fair value is generally determined through a review process that includes independent appraisals, discounted cash flows, or other real estate tax assessed value of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals, real estate tax assessed values or discounted cash flows may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the three-month period ended June 30, 2013 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2012	$3,963	$49,477	$342	$53,782
Purchases	—	29,370	—	29,370
Maturities and calls	—	(30,830)	(10)	(30,840)
Amortization	—	(18)	—	(18)
Changes in fair value	—	—	—	—

Balance at June 30, 2013	$3,963	$47,999	$332	$52,294

The amortized cost of Level 3 securities was $53,018,000 at June 30, 2013 with an unrealized loss of $724,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the six-month period ended June 30, 2012, are shown in the table below:

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2013
Financial assets:
Securities held-to-maturity	$267,613	$268,802	$—	$268,802	$—
Loans (1)	1,143,232	1,135,920	—	—	1,135,920
Financial liabilities:
Time deposits	466,492	469,342	—	469,342	—
Other borrowed funds	177,144	181,428	—	181,428	—
Subordinated debentures	36,083	41,129	—	—	41,129

December 31, 2012
Financial assets:
Securities held-to-maturity	275,507	281,924	—	281,924	—
Loans (1)	1,092,591	1,124,716	—	—	1,124,716
Financial liabilities:
Time deposits	419,983	424,253	—	424,253	—
Other borrowed funds	195,144	205,481	—	205,481	—
Subordinated debentures	36,083	43,423	—	—	43,423

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts

corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At June 30, 2013, the Company had total assets of $3.3 billion. Currently, the Company operates 25 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

Net income for the second quarter ended June 30, 2013 was $5,026,000, or $0.90 per Class A share diluted, compared to net income of $4,771,000, or $0.86 per Class A share diluted, for the second quarter ended June 30, 2012. Net income for the six-month period ended June 30, 2013 was $9,502,000, or $1.71 per Class A share diluted, compared to net income of $8,579,000, or $1.55 per Class A share diluted, for the six-month period ended June 30, 2012. Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012
Basic EPS – Class A common	$1.10	$1.05
Basic EPS – Class B common	$0.55	$0.52
Diluted EPS – Class A common	$0.90	$0.86
Diluted EPS – Class B common	$0.55	$0.52

	Six months ended June 30, 2013	Six months ended June 30, 2012
Basic EPS – Class A common	$2.08	$1.89
Basic EPS – Class B common	$1.04	$0.94
Diluted EPS – Class A common	$1.71	$1.55
Diluted EPS – Class B common	$1.04	$0.94

Net interest income totaled $29.1 million for the first six months of 2013 compared to $29.8 million for the same period in 2012. The 2.5% decrease in net interest income for the period is primarily due to $640,000 of prepayment penalties collected during the first six months of 2012. The net interest margin decreased from 2.50% on a fully taxable equivalent basis in 2012 to 2.21% on the same basis for 2013. This was primarily the result of a decrease in asset yields. Also, interest expense decreased primarily as a result of the continued decline in market rates and there was a 12.3% increase in the average balances of earning assets, combined with a similar increase in average deposits.

The trends in the net interest margin are illustrated in the graph below:

Pricing discipline occurred through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments. During the third quarter of 2011 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower cost of funds, and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,000,000 of prepayment penalties during the first three quarters of 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of 2012 and through the second quarter of 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended June 30, 2013, the loan loss provision was $750,000 compared to a provision of $900,000 for the same period last year. For the six months ended June 30, 2013, the loan loss provision was $1.5 million compared to a provision of $2.0 million for the same period last year. The decrease in the provisions was primarily as a result of a lower level of charge-off activity. Nonperforming loans decreased to $3.3 million at June 30, 2013 from $5.3 million on June 30, 2012.

The Company capitalized on favorable market conditions for the second quarter and six months ended June 30, 2013 and realized net gains on sales of investments of $781,000 and $1.7 million as compared to $442,000 and $590,000 for the same periods in 2012. The Company’s effective tax rate decreased from 6.2% in 2012 to 5.8% in 2013 primarily as a result of an increase in tax-exempt income.

For the first six months of 2013, the Company’s effective income tax rate was 6.0% compared to 7.6% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

Financial Condition

Loans

On June 30, 2013, total loans outstanding were $1.2 billion, an increase of 4.7% from the total on December 31, 2012. At June 30, 2013, commercial real estate loans accounted for 52.4% and residential real estate loans, including home equity loans, accounted for 35.2% of total loans.

Commercial and industrial loans increased to $101.9 million at June 30, 2013 from $88.5 million at December 31, 2012, primarily as a result of an increase in tax-exempt financing. Construction loans decreased to $34.9 million at June 30, 2013 from $38.6 million on December 31, 2012, primarily as a result of loan payments.

Allowance for Loan Losses

The allowance for loan loss at June 30, 2013 was $20.5 million as compared to $19.2 million at December 31, 2012. The increase was due to the increase in the size and composition of the loan portfolio as well as qualitative factors. Also, the level of the allowance for loan losses to total loans increased from 1.73% at December 31, 2012 to 1.76% at June 30, 2013. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•

Construction loans: The outstanding loan balance of construction loans at June 30, 2013 is $34.9 million as compared to $38.6 million at December 31, 2012. A major factor in nonaccrual loans is one large construction loan. Based on this fact, and the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•

Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $609.9 million at June 30, 2013 as compared to $567.3 million at December 31, 2012. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $295.9 million, at June 30, 2013 as compared to $245.2 million at December 31, 2012. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•

Small business loans: The outstanding loan balances of small business loans is $40.2 million at June 30, 2013 as compared to $42.0 million at December 31, 2012. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$19,759	$17,434	$19,197	$16,574
Loans charged off	(160)	(635)	(533)	(1,059)
Recoveries on loans previously charged-off	151	280	336	464

Net charge-offs	(9)	(355)	(197)	(595)
Provision charged to expense	750	900	1,500	2,000

Allowance for loan losses, end of period	$20,500	$17,979	$20,500	$17,979

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccruing loans	$3,260	$4,471
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.28%	0.40%
Accruing troubled debt restructures	$3,492	$3,048

Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Cash and Cash Equivalents

Cash and cash equivalents increased during the first six months of 2013. This was primarily the result of an influx of deposits during the period.

Short-term Investments

Short-term investments increased during the first six months of 2013 mainly as a result of increases in shorter term lower yielding investments.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $1.6 billion at June 30, 2013, an increase of 8.2% from December 31, 2012. Purchases of securities available-for-sale totaled $482.4 million for the six months ended June 30, 2013. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.1 years.

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

Securities available-for-sale totaling $52.3 million, or 1.6% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

During the first six months of 2013 unrealized losses on the securities available-for-sale increased to $16.7 million from an unrealized gain position of $20.2 million at December 31, 2012. Unrealized losses on the available-for-sale portfolio increased as a result of increases in interest rates.

	June 30, 2013	December 31, 2012
	(In thousands)
U.S. Treasury	$1,992	$2,004
U.S. Government Sponsored Enterprises	246,332	130,340
Small Business Administration	7,867	8,156
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,236,914	1,233,357
Privately Issued Residential Mortgage-backed Securities	2,653	2,947
Obligations issued by States and Political Subdivisions	53,668	55,174
Other Debt Securities	2,194	2,253
Equity Securities	596	570

Total Securities Available–for-Sale	$1,552,216	$1,434,801

During the first six months of 2013 the Company capitalized on favorable market conditions and realized $1,664,000 of gains on sales of investments. The sales of investments represented 31 U.S. Government Sponsored Enterprise bonds totaling $163,593,000.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $267.6 million on June 30, 2013, a decrease of 2.9% from the total on December 31, 2012. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.7 years.

	June 30, 2013	December 31, 2012
	(In thousands)
U.S. Government Sponsored Enterprises	$10,000	$17,747
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	257.613	257,760

Total Securities Held-to-Maturity	$267,613	$275,507

At June 30, 2013 and December 31, 2012, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the quarter ended June 30, 2013, the FHLBB reported preliminary net income of $35.6 million. The FHLBB also declared a dividend equal to an annual yield of 0.38%. During the first six months of 2013, the Company increased its net investment in the capital stock of the FHLBB by $936,000. As of June 30, 2013, no impairment has been recognized.

Deposits and Borrowed Funds

On June 30, 2013, deposits totaled $2.6 billion, representing an 8.0% increase from December 31, 2012. Total deposits increased primarily as a result of increases in money market accounts, time deposits, savings and NOW, and demand deposits. Money market, time deposits and Savings and NOW increased as the Company continued to offer attractive rates for these types of deposits during the first six months of the year. Borrowed funds totaled $391.4 million compared to $386.5 million at December 31, 2012. Borrowed funds increased mainly as a result of increases in repurchase agreements.

Stockholders’ Equity

At June 30, 2013, total equity was $166.2 million compared to $180.0 million at December 31, 2012. The Company’s equity decreased primarily as a result of an increase in other comprehensive loss, net of taxes, and dividends paid, offset somewhat by earnings. Other comprehensive loss, net of taxes, increased as a result of an increase in unrealized losses on securities available-for-sale. Unrealized losses on the available-for-sale portfolio increased as a result of increases in interest rates. The Company’s leverage ratio stood at 6.74% at June 30, 2013, compared to 6.80% at December 31, 2012. The decrease in the leverage ratio is due to an increase in assets. Book value as of June 30, 2013 was $29.92 per share compared to $32.40 at December 31, 2012.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2013			June 30, 2012
	( In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$760,440	$8,343	4.40%	$716,312	$8,848	4.96%
Loans tax-exempt	393,213	5,721	5.84	290,473	5,586	7.72
Securities available-for-sale (5):
Taxable	1,424,732	5,495	1.54	1,191,417	5,590	1.88
Tax-exempt	47,779	117	0.98	44,170	119	1.08
Securities held-to-maturity:
Taxable	251,518	1,419	2.26	305,679	1,924	2.52
Interest-bearing deposits in other banks	206,535	145	0.28	213,618	148	0.27

Total interest-earning assets	3,084,217	21,240	2.76	2,761,669	22,215	3.23%
Non interest-earning assets	173,309			170,904
Allowance for loan losses	(20,149)			(17,694)

Total assets	$3,237,377			$2,914,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$711,429	$416	0.23%	$589,929	$404	0.28%
Savings accounts	320,686	233	0.29	273,821	156	0.23
Money market accounts	752,880	582	0.31	666,706	618	0.37
Time deposits	387,381	1,234	1.28	428,240	1,600	1.50

Total interest-bearing deposits	2,172,376	2,465	0.46	1,958,696	2,778	0.57
Securities sold under agreements to repurchase	199,255	89	0.18	167,030	88	0.21
Other borrowed funds and subordinated debentures	219,305	2,066	3.78	214,521	2,057	3.86

Total interest-bearing liabilities	2,590,936	4,620	0.72%	2,340,247	4,923	0.85%

Non interest-bearing liabilities
Demand deposits	425,366			368,926
Other liabilities	43,383			36,978

Total liabilities	3,059,685			2,746,151

Stockholders’ equity	177,692			168,728
Total liabilities & stockholders’ equity	$3,237,377			$2,914,879

Net interest income on a fully taxable equivalent basis		16,620			17,292
Less taxable equivalent adjustment		(2,108)			(1,903)

Net interest income		$14,512			$15,389

Net interest spread (3)			2.04%			2.38%

Net interest margin (4)			2.16%			2.52%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2013			June 30, 2012
	( In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$757,468	$16,695	4.44%	$708,333	$17,666	5.02%
Loans tax-exempt	382,809	11,251	5.93	288,170	10,685	7.46
Securities available-for-sale (5):
Taxable	1,395,196	11,023	1.58	1,216,754	11,252	1.85
Tax-exempt	51,000	252	0.99	33,331	199	1.19
Securities held-to-maturity:
Taxable	259,812	2,939	2.26	255,609	3,387	2.65
Interest-bearing deposits in other banks	188,730	264	0.28	200,066	287	0.28

Total interest-earning assets	3,035,015	42,424	2.81	2,702,263	43,476	3.23%
Non interest-earning assets	174,857			168,967
Allowance for loan losses	(19,828)			(17,386)

Total assets	$3,190,044			$2,853,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$694,068	$805	0.23%	$556,208	$768	0.28%
Savings accounts	316,449	454	0.29	273,991	319	0.23
Money market accounts	727,499	1,114	0.31	656,661	1,230	0.38
Time deposits	391,005	2,568	1.32	422,256	3,281	1.56

Total interest-bearing deposits	2,129,021	4,941	0.47	1,909,116	5,598	0.59
Securities sold under agreements to repurchase	203,755	179	0.18	161,112	180	0.22
Other borrowed funds and subordinated debentures	214,979	4,092	3.84	216,214	4,108	3.82

Total interest-bearing liabilities	2,547,755	9,212	0.73%	2,286,442	9,886	0.87%

Non interest-bearing liabilities
Demand deposits	421,646			364,588
Other liabilities	41,724			36,565

Total liabilities	3,011,125			2,687,595

Stockholders’ equity	178,919			166,249
Total liabilities & stockholders’ equity	$3,190,044			$2,853,844

Net interest income on a fully taxable equivalent basis		33,212			33,590
Less taxable equivalent adjustment		(4,155)			(3,799)

Net interest income		$29,057			$29,791

Net interest spread (3)			2.08%			2.36%

Net interest margin (4)			2.21%			2.50%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012			Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$526	$(1,030)	$(504)	$1,151	$(2,122)	$(971)
Tax-exempt	1,697	(1,562)	135	3,039	(2,473)	566
Securities available-for-sale
Taxable	993	(1,088)	(95)	1,530	(1,759)	(229)
Tax-exempt	9	(11)	(2)	92	(39)	53
Securities held-to-maturity
Taxable	(319)	(187)	(506)	55	(503)	(448)
Interest-bearing deposits in other banks	(7)	4	(3)	(24)	1	(23)

Total interest income	2,899	(3,874)	(975)	5,843	(6,895)	(1,052)

Interest expense:
Deposits:
NOW accounts	77	(65)	12	170	(133)	37
Savings accounts	30	47	77	54	81	135
Money market accounts	75	(111)	(36)	122	(238)	(116)
Time deposits	(143)	(223)	(366)	(233)	(480)	(713)

Total interest-bearing deposits	39	(352)	(313)	113	(770)	(657)
Securities sold under agreements to repurchase	16	(15)	1	44	(45)	(1)
Other borrowed funds and subordinated debentures	49	(40)	9	(30)	14	(16)

Total interest expense	104	(407)	(303)	127	(801)	(674)

Change in net interest income	$2,795	$(3,467)	$(672)	$5,716	$(6,094)	$(378)

Net Interest Income

For the three months ended June 30, 2013, net interest income on a fully taxable equivalent basis totaled $16.6 million compared to $17.3 million for the same period in 2012, a decrease of $672,000 or 3.9%. This decrease in net interest income for the period is primarily due to $628,000 of prepayment penalties collected during the second quarter of 2012. The net interest margin decreased from 2.52% on a fully taxable equivalent basis in 2012 to 2.16% on the same basis for 2013. The decrease in the net interest margin is primarily the result of a decrease in asset yields. Also, interest expense decreased primarily as a result of the continued decline in market rates and there was an 11.7% increase in the average balances of earning assets, combined with a similar increase in average deposits.

For the six months ended June 30, 2013, net interest income on a fully taxable equivalent basis totaled $33.2 million compared to $33.6 million for the same period in 2012, a decrease of $378,000 or 1.1%. This decrease in net interest income for the period is primarily due to $640,000 of prepayment penalties collected during the first six months of 2012. The net interest margin decreased from 2.50% on a fully taxable equivalent basis in 2012 to 2.21% on the same basis for 2013. The decrease in the net interest margin is primarily the result of a decrease in asset yields. Also, interest expense decreased primarily as a result of the continued decline in market rates and there was a 12.3% increase in the average balances of earning assets, combined with a similar increase in average deposits.

Provision for Loan Losses

For the three months ended June 30, 2013, the loan loss provision was $750,000 compared to a provision of $900,000 for the same period last year. For the six months ended June 30, 2013, the loan loss provision was $1.5 million compared to a provision of $2.0 million for the same period last year. The decrease in the provision for the three and six months ended June 30, 2013, was primarily due to a lower level of charge-off activity. The level of the allowance for loan losses to total loans increased from 1.73% at December 31, 2012 to 1.76% at June 30, 2013. The increase was primarily the result of an increase in the size and composition of the loan portfolio as well as qualitative factors.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2013 increased by $1.2 million to $5.2 million from $4.0 million for the same period last year. This was mainly attributable to an increase in gains on sales of mortgage loans held for sale of $690,000. Also, there was an increase in net gains on sales of investments of $339,000. There was an increase in service charges on deposit accounts of $112,000, which was mainly attributable to an increase in debit card fees and deposit related fees. Lockbox fees increased by $57,000 as a result of increased customer volume.

Other operating income for the six months ended June 30, 2013 increased by $2.0 million to $9.7 million from $7.6 million for the same period last year. This was mainly attributable to an increase in gains on sales of investments of $1.1 million. Also, there was an increase in gains on sales of mortgage loans held for sale of $860,000. There was an increase in service charges on deposit accounts of $66,000, which was mainly attributable to an increase in debit card fees and deposit related fees. Lockbox fees increased by $130,000 as a result of increased customer volume.

For the quarter ended June 30, 2013, operating expenses increased by $211,000 or 1.6% to $13.7 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $191,000 in salaries and employee benefits, $17,000 in occupancy expenses, and $66,000 in equipment expenses. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, increased taxes and increased health insurance costs. Occupancy increased mainly as a result of costs associated with the Andover branch opening during the third quarter of 2012 and the Wellesley branch opening during the fourth quarter of 2012. Other expenses decreased mainly as a result of decreased contributions.

For the six months ended June 30, 2013, operating expenses increased by $876,000 or 3.3% to $27.1 million, from the same period last year. The increase in operating expenses for the six months was mainly attributable to an increase of $668,000 in salaries and employee benefits, $177,000 in occupancy expenses, and $65,000 in equipment expenses. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, increased taxes and increased health insurance costs. Occupancy increased mainly as a result of costs associated with the Andover branch opening during the third quarter of 2012 and the Wellesley branch opening during the fourth quarter of 2012. Other expenses decreased mainly as a result of decreased contributions.

Income Taxes

For the second quarter of 2013, the Company’s income tax expense totaled $295,000 on pretax income of $5.3 million resulting in an effective tax rate of 5.5%. For last year’s corresponding quarter, the Company’s income tax expense totaled $255,000 on pretax income of $5.0 million resulting in an effective tax rate of 5.1%. The increase in the effective income tax rate was primarily the result of an increase in tax-exempt income during the second quarter of 2012.

For the first six months of 2013, the Company’s income tax expense totaled $583,000 on pretax income of $10.1 million resulting in an effective tax rate of 5.8%. For last year’s corresponding quarter, the Company’s income tax expense totaled $568,000 on pretax income of $9.1 million resulting in an effective tax rate of 6.2%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income during 2013.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2013 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 – April 30, 2013	—	$—	—	300,000
May 1 – May 31, 2013	—	$—	—	300,000
June 1 – June 30, 2013	—	$—	—	300,000

(1)	On July 9, 2013, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities – None

Item 5	Other Information – None

Item 6	Exhibits

31.1 Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+	32.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+ +	As provided in Rule 406T of regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2013	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby
Chief Financial Officer and Treasurer
(Principal Accounting Officer)