Form 10-Q
period 2013-09-30
CENTURY BANCORP INC
filed 2013-11-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2013, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,580,404 Shares
Class B Common Stock, $1.00 par value	1,976,180 Shares

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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 30, 2013	December 31, 2012
Assets

Cash and due from banks	$66,893	$53,646
Federal funds sold and interest-bearing deposits in other banks	66,596	98,637

Total cash and cash equivalents	133,489	152,283

Short-term investments	9,611	17,367

Securities available-for-sale, amortized cost $495,931 and $1,414,595, respectively	494,901	1,434,801
Securities held-to-maturity, fair value $1,371,118 and $281,924, respectively	1,374,712	275,507
Federal Home Loan Bank of Boston stock, at cost	17,692	15,146

Loans, net:
Commercial and industrial	87,468	88,475
Construction and land development	32,750	38,618
Commercial real estate	666,166	576,465
Residential real estate	309,291	281,857
Home equity	126,645	118,923
Consumer and other	8,728	7,450

Total loans, net	1,231,048	1,111,788
Less: allowance for loan losses	21,250	19,197

Net loans	1,209,798	1,092,591

Bank premises and equipment	23,355	23,899
Accrued interest receivable	6,076	5,811
Goodwill	2,714	2,714
Other assets	88,735	66,090

Total assets	$3,361,083	$3,086,209

Liabilities

Deposits:
Demand deposits	$475,644	$438,429
Savings and NOW deposits	990,637	933,316
Money Market Accounts	870,298	653,345
Time deposits	351,550	419,983

Total deposits	2,688,129	2,445,073

Securities sold under agreements to repurchase	185,160	191,390
Other borrowed funds	241,144	195,144
Subordinated debentures	36,083	36,083
Due to broker	3,086	—
Other liabilities	41,161	38,529

Total liabilities	3,194,763	2,906,219

Stockholders’ Equity

Preferred stock - $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,578,404 shares and 3,568,079 shares, respectively	3,578	3,568
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,978,180 and 1,986,880 shares, respectively	1,978	1,986
Additional paid-in capital	11,932	11,891
Retained earnings	176,271	162,892

	193,759	180,337
Unrealized (losses) gains on securities available-for-sale, net of taxes	(639)	12,330
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(14,643)	—
Pension liability, net of taxes	(12,157)	(12,677)

Total accumulated other comprehensive loss, net of taxes	(27,439)	(347)

Total stockholders’ equity	166,320	179,990

Total liabilities and stockholders’ equity	$3,361,083	$3,086,209

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income
Loans	$12,856	$14,494	$36,734	$39,114
Securities held-to-maturity	6,181	1,744	9,120	5,131
Securities available-for-sale	1,392	5,671	12,580	17,054
Federal funds sold and interest-bearing deposits in other banks	120	170	384	457

Total interest income	20,549	22,079	58,818	61,756

Interest expense
Savings and NOW deposits	674	562	1,933	1,649
Money market accounts	681	603	1,795	1,833
Time deposits	1,089	1,493	3,657	4,774
Securities sold under agreements to repurchase	89	94	268	274
Other borrowed funds and subordinated debentures	2,218	2,107	6,310	6,215

Total interest expense	4,751	4,859	13,963	14,745

Net interest income	15,798	17,220	44,855	47,011

Provision for loan losses	750	1,250	2,250	3,250

Net interest income after provision for loan losses	15,048	15,970	42,605	43,761

Other operating income
Service charges on deposit accounts	2,064	1,977	6,040	5,887
Lockbox fees	736	745	2,346	2,225
Net gains on sales of investments	1,001	529	2,665	1,119
Gains on sales of mortgage loans held for sale	247	166	1,238	296
Other income	726	688	2,140	2,185

Total other operating income	4,774	4,105	14,429	11,712

Operating expenses
Salaries and employee benefits	8,858	8,400	25,858	24,732
Occupancy	1,240	1,161	3,715	3,459
Equipment	554	627	1,746	1,754
FDIC assessments	462	450	1,312	1,302
Other	2,881	3,070	8,491	8,712

Total operating expenses	13,995	13,708	41,122	39,959

Income before income taxes	5,827	6,367	15,912	15,514

Provision for income taxes	308	685	891	1,253

Net income	$5,519	$5,682	$15,021	$14,261

Share data:
Weighted average number of shares outstanding, basic
Class A	3,578,400	3,559,125	3,574,109	3,555,536
Class B	1,978,180	1,989,380	1,982,413	1,991,671
Weighted average number of shares outstanding, diluted
Class A	5,558,031	5,549,810	5,557,783	5,548,133
Class B	1,978,180	1,989,380	1,982,413	1,991,671
Basic earnings per share:
Class A	$1.21	$1.25	$3.29	$3.13
Class B	$0.60	$0.62	$1.64	$1.57
Diluted earnings per share
Class A	$0.99	$1.02	$2.70	$2.57
Class B	$0.60	$0.62	$1.64	$1.57

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended September 30,
	2013	2012

Net income	$5,519	$5,682
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising and transferred during period	(4,968)	2,628
Less: reclassification adjustment for gains included in net income	(1,001)	(529)

Total unrealized (losses) gains on securities	(5,969)	2,099
Accretion of net unrealized losses transferred during period	910	—

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	173	163

Other comprehensive (loss) income	(4,886)	2,262

Comprehensive income	$633	$7,944

	Nine months ended September 30,
	2013	2012

Net income	$15,021	$14,261
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising and transferred during period	(25,857)	5,336
Less: reclassification adjustment for gains included in net income	(2,665)	(1,119)

Total unrealized (losses) gains on securities	(28,522)	4,217
Accretion of net unrealized losses transferred during period	910	—

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	520	487

Other comprehensive (loss) income	(27,092)	4,704

Comprehensive (loss) income	$(12,071)	$18,965

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2013 and 2012

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)

Balance at December 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649

Net income	—	—	—	14,261	—	14,261

Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,651 in taxes and $1,119 in realized net gains	—	—	—	—	4,217	4,217

Pension liability adjustment, net of $324 in taxes	—	—	—	—	487	487

Conversion of class B common stock to class A common stock, 7,500 shares	8	(8)	—	—	—	—

Stock options exercised, 5,987 shares	6	—	131	—	—	137

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,279)	—	(1,279)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(360)	—	(360)

Balance at September 30, 2012	$3,562	$1,986	$11,718	$158,661	$2,185	$178,112

Balance at December 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990

Net income	—	—	—	15,021	—	15,021

Other comprehensive income, net of tax:

Unrealized holding losses arising during period, net of $8,266 in taxes and $2,665 in realized net gains	—	—	—	—	(12,969)	(12,969)

Unrealized losses on securities transferred to held-to-maturity net of $9,206 in taxes					(14,643)	(14,643)

Pension liability adjustment, net of $346 in taxes	—	—	—	—	520	520

Conversion of class B common stock to class A common stock, 8,700 shares	8	(8)	—	—	—	—

Stock options exercised, 1,625 shares	2	—	41	—	—	43

Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,285)	—	(1,285)

Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(357)	—	(357)

Balance at September 30, 2013	$3,578	$1,978	$11,932	$176,271	$(27,439)	$166,320

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,021	$14,261
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(60,165)	(10,812)
Proceeds from mortgage loans sold	64,219	14,497
Gain on sales of mortgage loans held for sale	(1,238)	(296)
Net gain on sales of investments	(2,665)	(1,119)
Provision for loan losses	2,250	3,250
Deferred income taxes	(1,297)	(1,377)
Net depreciation and amortization	4,421	4,838
(Decrease) increase in accrued interest receivable	(265)	156
Gain on sale of other real estate owned	—	(4)
Increase in other assets	(4,321)	(3,303)
Increase in other liabilities	3,527	3,788

Net cash provided by operating activities	19,487	23,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	16,317	23,351
Purchase of short-term investments	(8,561)	(36,364)
Proceeds from calls/maturities of securities available-for-sale	228,212	429,440
Proceeds from sales of securities available-for-sale	216,078	271,500
Purchase of securities available-for-sale	(536,612)	(654,900)
Proceeds from calls/maturities of securities held-to-maturity	79,249	69,831
Purchase of securities held-to-maturity	(190,718)	(175,343)
Net increase in loans	(122,241)	(85,354)
Proceeds from sales of other real estate owned	—	1,187
Capital expenditures	(1,232)	(3,309)

Net cash used in investing activities	(319,508)	(159,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(68,433)	(1,871)
Net increase in demand, savings, money market and NOW deposits	311,489	220,570
Net proceeds from exercise of stock options	43	137
Cash dividends	(1,642)	(1,639)
Net (decrease) increase in securities sold under agreements to repurchase	(6,230)	32,740
Net increase (decrease) in other borrowed funds	46,000	(59,999)

Net cash provided by financing activities	281,227	189,938

Net (decrease) increase in cash and cash equivalents	(18,794)	53,856
Cash and cash equivalents at beginning of period	152,283	207,766

Cash and cash equivalents at end of period	$133,489	$261,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,993	$14,828
Income taxes	2,898	1,828
Change in unrealized (losses) gains on securities available-for-sale, net of taxes	(12,969)	4,217
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	(14,643)	—
Pension liability adjustment, net of taxes	520	487
Due to broker	3,086	10,750
Transfer of loans to other real estate owned	—	400
Transfer of securities available-for-sale to held-to-maturity	987,037	—

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Nine Months Ended September 30, 2013 and 2012

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Company was carrying a prepaid asset of $2.4 million as of March 31, 2013. The Company’s quarterly risk-based deposit insurance assessments were paid from this amount until the amount is exhausted or until June 30, 2013, when any amount remaining would be returned to the Company. The Company received a refund of $2.4 million of prepaid FDIC assessments in June 2013.

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

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2013 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	23,350	$31.17
Exercised	(1,625)	26.76
Forfeited	(1,350)	26.68

Outstanding at end of period	20,375	$31.82

Exercisable at end of period	20,375	$31.82

Available to be granted at end of period	224,884

On September 30, 2013, the outstanding options to purchase 20,375 shares of Class A common stock have exercise prices between $31.60 and $31.83, with a weighted average exercise price of $31.82 and a weighted average remaining contractual life of 1 year. The intrinsic value of options exercisable at September 30, 2013 had an aggregate value of $30,766. The intrinsic value of options exercised at September 30, 2013 had an aggregate value of $10,678.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2013.

Note 4. Securities Available-for-Sale

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury	$1,997	$—	$1	$1,996	$2,000	$4	$—	$2,004
U.S. Government Sponsored Enterprises	9,995	3	—	9,998	130,048	360	68	130,340
Small Business Administration	7,414	17	—	7,431	8,043	113	—	8,156
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	429,665	1,032	1,388	429,309	1,212,953	20,816	412	1,233,357
Privately Issued Residential Mortgage Backed Securities	2,434	6	22	2,418	2,938	31	22	2,947
Obligations Issued by States and Political Subdivisions	41,720	18	725	41,013	55,855	41	722	55,174

Other Debt Securities	2,300	—	111	2,189	2,300	—	47	2,253
Equity Securities	406	141	—	547	458	112	—	570

Total	$495,931	$1,217	$2,247	$494,901	$1,414,595	$21,477	$1,271	$1,434,801

During the third quarter of 2013, securities available-for-sale with an amortized cost of $1,012,370,000 were transferred to securities held-to-maturity at their fair value of $987,037,000 in response to rising interest rates. Rising interest rates have the potential to increase unrealized losses on the available-for-sale portfolio. The transfer was implemented to lessen the effects of rising interest rates.

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to

$285,264,000 and $665,028,000 at September 30, 2013 and December 31, 2012, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $13,450,000 and $220,313,000 at September 30, 2013 and December 31, 2012, respectively. The Company realized gross gains of $2,665,000 from the proceeds of $216,078,000 from the sales of available-for-sale securities for the nine months ended September 30, 2013. The Company realized gross gains of $1,119,000 from the proceeds of $271,500,000 from the sales of available-for-sale securities for the nine months ended September 30, 2012.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2013.

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$36,030	$36,072
After one but within five years	228,332	228,266
After five but within ten years	217,786	217,202
More than 10 years	11,876	11,426
Non-maturing	1,907	1,935

Total	$495,931	$494,901

The weighted average remaining life of investment securities available-for-sale at September 30, 2013 was 4.9 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2013 and December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 51 and 4 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 245 holdings at September 30, 2013.

	September 30, 2013
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$1,996	$1	$—	$—	$1,996	$1
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	328,829	1,368	1,945	20	330,774	1,388
Privately Issued Residential Mortgage Backed Securities	1, 575	22	—	—	1,575	22
Obligations Issued by States and Political Subdivisions	—	—	3,963	725	3,963	725
Other Debt Securities	—	—	1,389	111	1,389	111

Total temporarily impaired securities	$332,400	$1,391	$7,297	$856	$339,697	$2,247

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

	December 31, 2012
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$34,967	$68	$—	$—	$34,967	$68
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	93,006	383	10,169	29	103,175	412
Privately Issued Residential Mortgage Backed Securities	—	—	1,863	22	1,863	22
Obligations Issued by States and Political Subdivisions	—	—	3,963	722	3,963	722
Other Debt Securities	—	—	1,453	47	1,453	47
Equity Securities	—	—	—	—	—	—

Total temporarily impaired securities	$127,973	$451	$17,448	$820	$145,421	$1,271

Note 5. Investment Securities Held-to-Maturity

	September 30, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$276,509	$637	$1,756	$275,390	$17,747	$19	$8	$17,758
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,098,203	5,334	7,809	1,095,728	257,760	6,480	74	264,166

Total	$1,374,712	$5,971	$9,565	$1,371,118	$275,507	$6,499	$82	$281,924

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $550,098,000 and $149,366,000 at September 30, 2013 and December 31, 2012, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $411,072,000 and $103,617,000 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2013.

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$20,936	$21,053
After one but within five years	680,506	680,292
After five but within ten years	673,002	669,498
More than ten years	268	275

Total	$1,374,712	$1,371,118

The weighted average remaining life of investment securities held-to-maturity at September 30, 2013 was 5.2 years. Included in the weighted average remaining life calculation at September 30, 2013 were $209,956,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2013 and December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at September 30, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 105 and 2 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 279 holdings at September 30, 2013.

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$147,360	$1,756	$—	$—	$147,360	$1,756
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	579,478	7,621	7,787	188	587,265	7,809

Total temporarily impaired securities	$726,838	$9,377	$7,787	$188	$734,625	$9,565

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$20,500	$17,979	$19,197	$16,574
Loans charged off	(149)	(728)	(682)	(1,787)
Recoveries on loans previously charged-off	149	157	485	621

Net charge-offs	—	(571)	(197)	(1,166)
Provision charged to expense	750	1,250	2,250	3,250

Allowance for loan losses, end of period	$21,250	$18,658	$21,250	$18,658

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at June 30, 2013	$3,241	$3,215	$9,424	$2,030	$363	$932	$1,295	$20,500
Charge-offs	—	—	—	—	(149)	—	—	(149)
Recoveries	—	42	2	4	101	—	—	149
Provision	(114)	(534)	1,162	176	76	17	(33)	750

Ending balance at September 30, 2013	$3,127	$2,723	$10,588	$2,210	$391	$949	$1,262	$21,250

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$90	$445	$139	$—	$95	$—	1,769

Amount of allowance for loan losses for loans not deemed to be impaired	$2,127	$2,633	$10,143	$2,071	$391	$854	$1,262	$19,481

Loans:
Ending balance	$32,750	$87,468	$666,166	$309,291	$8,728	$126,645	$—	$1,231,048

Loans deemed to be impaired	$1,500	$1,132	$4,688	$1,151	$—	$95	$—	$8,566

Loans not deemed to be impaired	$31,250	$86,336	$661,478	$308,140	$8,728	$126,550	$—	$1,222,482

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197
Charge-offs	—	(234)	—	—	(448)	—	—	(682)
Recoveries	—	163	5	9	307	1	—	485
Provision	86	(324)	1,518	207	199	62	502	2,250

Ending balance at September 30, 2013	$3,127	$2,723	$10,588	$2,210	$391	$949	$1,262	$21,250

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$90	$445	$139	$—	$95	$—	1,769

Amount of allowance for loan losses for loans not deemed to be impaired	$2,127	$2,633	$10,143	$2,071	$391	$854	$1,262	$19,481

Loans:
Ending balance	$32,750	$87,468	$666,166	$309,291	$8,728	$126,645	$—	$1,231,048

Loans deemed to be impaired	$1,500	$1,132	$4,688	$1,151	$—	$95	$—	$8,566

Loans not deemed to be impaired	$31,250	$86,336	$661,478	$308,140	$8,728	$126,550	$—	$1,222,482

Further information pertaining to the allowance for loan losses for three months ending September 30, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at June 30, 2012	$2,889	$3,466	$7,754	$1,793	$293	$681	$1,103	$17,979
Charge-offs	—	(532)	—	(49)	(147)	—	—	(728)
Recoveries	—	38	2	2	99	16	—	157
Provision	140	133	967	240	52	176	(458)	1,250

Ending balance at September 30, 2012	$3,029	$3,105	$8,723	$1,986	$297	$873	$645	$18,658

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$455	$434	$127	$—	$97	$—	2,113

Amount of allowance for loan losses for loans not deemed to be impaired	$2,029	$2,650	$8,289	$1,859	$297	$776	$645	$16,545

Loans:
Ending balance	$38,318	$78,567	$562,252	$262,426	$6,661	$116,699	$—	$1,064,923

Loans deemed to be impaired	$1,500	$1,882	$2,302	$777	$—	$97	$—	$6,558

Loans not deemed to be impaired	$36,818	$76,685	$559,950	$261,649	$6,661	$116,602	$—	$1 058,365

Further information pertaining to the allowance for loan losses for nine months ending September 30, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574
Charge-offs	—	(931)	—	(110)	(587)	(159)	—	(1,787)
Recoveries	—	243	5	11	346	16	—	621
Provision	136	654	2,152	199	182	312	(385)	3,250

Ending balance at September 30, 2012	$3,029	$3,105	$8,723	$1,986	$297	$873	$645	$18,658

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$455	$434	$127	$—	$97	$—	$2,113

Amount of allowance for loan losses for loans not deemed to be impaired	$2,029	$2,649	$8,289	$1,859	$297	$776	$645	$16,545

Loans:
Ending balance	$38,318	$78,567	$562,252	$262,426	$6,661	$116,699	$—	$1,064,923

Loans deemed to be impaired	$1,500	$1,882	$2,302	$777	$—	$97	$—	$6,558

Loans not deemed to be impaired	$36,818	$76,685	$559,950	$261,649	$6,661	$116,602	$—	$1 058,365

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2013 and December 31, 2012.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2013 and December 31, 2012.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2013 and December 31, 2012 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at September 30, 2013.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$23,789	$85,797	$660,114
4 (Monitor)	7,461	539	1,364
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,132	4,688

Total	$32,750	$87,468	$666,166

The following table presents the Company’s loans by risk rating at December 31, 2012.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3(Pass)	$29,719	$86,587	$569,760
4 (Monitor)	7,399	606	4,424
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,282	2,281

Total	$38,618	$88,475	$576,465

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at September 30, 2013 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)

Construction and land development	$—	$1,500	$—	$1,500	$31,250	$32,750
Commercial and industrial	392	501	—	893	86,575	87,468
Commercial real estate	3,174	448	—	3,622	662,544	666,166
Residential real estate	1,907	1,270	—	3,177	306,114	309,291
Consumer and overdrafts	7	2	—	9	8,719	8,728
Home equity	1,147	24	—	1,171	125,474	126,645

Total	$6,627	$3,745	$—	$10,372	$1,220,676	$1,231,048

Further information pertaining to the allowance for loan losses at December 31, 2012 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)

Construction and land development	$—	$1,500	$—	$1,500	$37,118	$38,618
Commercial and industrial	1,256	676		1,932	86,543	88,475
Commercial real estate	3,450	674	—	4,124	572,341	576,465
Residential real estate	864	1,597	—	2,461	279,396	281,857
Consumer and overdrafts	32	24	—	56	7,394	7,450
Home equity	1,088	—	—	1,088	117,835	118,923

Total	$6,690	$4,471	$—	$11,161	$1,100,627	$1,111,788

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include; the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2012.

The following is information pertaining to impaired loans for September 30, 2013:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/13	Average Carrying Value for 9 Months Ending 9/30/13	Interest Income Recognized For 3 Months Ending 9/30/13	Interest Income Recognized For 9 months Ending 9/30/13
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	264	294	—	239	390	—	1
Commercial real estate	218	218	—	126	133	—	—
Residential real estate	254	263	—	260	145	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$736	$775	$—	$625	$668	$—	$1

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$—	$—
Commercial and industrial	868	1,101	90	885	864	12	29
Commercial real estate	4,470	4,558	445	2,796	2,394	26	72
Residential real estate	897	979	139	901	853	—	—
Consumer	—	—	—	—	—	—	—
Home equity	95	95	95	95	96	—	—

Total	$7,830	$10,025	$1,769	$6,177	$5,707	$38	$101

Total:

Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$—	$—
Commercial and industrial	1,132	1,395	90	1,124	1,254	12	30
Commercial real estate	4,688	4,776	445	2,922	2,527	26	72
Residential real estate	1,151	1,242	139	1,161	998	—	—
Consumer	—	—	—	—	—	—	—
Home equity	95	95	95	95	96	—	—

Total	$8,566	$10,800	$1,769	$6,802	$6,375	$38	$102

The following is information pertaining to impaired loans for September 30, 2012:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/12	Average Carrying Value for 9 Months Ending 9/30/12	Interest Income Recognized For 3 Months Ending 9/30/12	Interest Income Recognized For 9 months Ending 9/30/12
		(Dollars in thousands)

With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$450	$—	$—
Commercial and industrial	635	1,346	—	473	382	—	—
Commercial real estate	172	200	—	174	178	—	—
Residential real estate	31	31	—	218	152	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$838	$1,577	$—	$865	$1,162	$—	$—

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,050	$—	$—
Commercial and industrial	1,247	1,295	455	1,745	1,492	12	35
Commercial real estate	2,130	2,170	434	2,138	3,027	40	84
Residential real estate	746	746	127	494	610	1	1
Consumer	—	—	—	—	—	—	—
Home equity	97	97	97	73	29	—	—

Total	$5,720	$7,600	$2,113	$5,950	$6,208	$53	$120

Total

Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$—	$—
Commercial and industrial	1,882	2,641	455	2,218	1,874	12	35
Commercial real estate	2,302	2,370	434	2,312	3,205	40	84
Residential real estate	777	777	127	712	762	1	1
Consumer	—	—	—	—	—	—	—
Home equity	97	97	97	73	29	—	—

Total	$6,558	$9,177	$2,113	$6,815	$7,370	$53	$120

There were no troubled debt restructurings occurring during the nine month period ended September 30, 2012.

Troubled Debt Restructurings occurring during the three and nine month periods ended September 30, 2013:

	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
	(Dollars in thousands)
Construction and land development	1	$108	$108
Commercial and industrial	1	41	41
Commercial real estate	1	2,247	2,242

Total	3	$2,396	$2,391

Troubled Debt Restructurings were identified as a modification in which a concession was granted to a customer who is having financial difficulties. This concession may be below market rate, longer amortization/term, and a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations. There were no troubled debt restructurings that subsequently defaulted. The loans were modified, for the loans, by reducing interest rates as well as extending term for the commercial and industrial loan. The financial impact of the modifications for performing commercial and industrial loans were $366 reduction in principal and $217 reduction in interest payments for the quarter and year-to-date ended September 30, 2013 The financial impact of the modifications for performing commercial real estate loans were $1,786 increase in principal and $7,907 reduction in interest payments for the quarter and year-to-date ended September 30, 2013. The financial impact of the modifications for performing construction and land development loans were $530 reduction in principal and $415 reduction in interest payments for the quarter and year-to-date ended September 30, 2013.

Note 7. Reclassifications Out of Accumulated Other Comprehensive Income(a)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected line item in the Statement Where Net Income is Presented
	Three months ended September 30, 2013	Nine months ended September 30, 2013

Unrealized gains and losses on available-for-sale securities
	$1,001	$2,665	Net Gains on sales of investments
	(387)	(1,035)	Provision for income taxes

	$614	$1,630	Net Income

Accretion of unrealized losses transferred
	$1,485	$1,485	Securities held-to-maturity
	(575)	(575)	Provision for income taxes

	$910	$910	Net Income

Amortization of defined benefit pension items

Prior-service costs	$(3)	$(8)	Salaries and employee benefits (b)
Actuarial gains (losses)	(287)	(859)	Salaries and employee benefits (b)

Total before tax	(290)	(867)	Income before taxes
Tax (expense) or benefit	117	347	Provision for income taxes

Net of tax	$(173)	$(520)	Net Income

Total reclassifications for the period	$1,351	$2,020	Net Income

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 9) for additional details).

Note 8. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for the three months ended September 30, 2013 and 2012 was an increase of 1,451 and 1,305 shares, respectively. The dilutive effect of these stock options for the nine months ended September 30, 2013 and 2012 was an increase of 1,261 and 926 shares, respectively.

The following table is a reconciliation of basic EPS and diluted EPS for:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic EPS Computation:
(in thousands except share and per share data)
Numerator:
Net income, Class A	$4,324	$4,441	$11,760	$11,142
Net income, Class B	1,195	1,241	3,261	3,119
Denominator:
Weighted average shares outstanding, Class A	3,578,400	3,559,125	3,574,109	3,555,536
Weighted average shares outstanding, Class B	1,978,180	1,989,380	1,982,413	1,991,671
Basic EPS, Class A	$1.21	$1.25	$3.29	$3.13
Basic EPS, Class B	0.60	0.62	1.64	1.57

Diluted EPS Computation:
Numerator:
Net income, Class A	$4,324	$4,441	$11,760	$11,142
Net income, Class B	1,195	1,241	3,261	3,119

Total net income, for diluted EPS, Class A computation	5,519	5,682	15,021	14,261
Denominator:
Weighted average shares outstanding, basic, Class A	3,578,400	3,559,125	3,574,109	3,555,536
Weighted average shares outstanding, Class B	1,978,180	1,989,380	1,982,413	1,991,671
Dilutive effect of Class A stock options	1,451	1,305	1,261	926

Weighted average shares outstanding diluted, Class A	5,558,031	5,549,810	5,557,783	5,548,133
Weighted average shares outstanding, Class B	1,978,180	1,989,380	1,982,413	1,991,671
Diluted EPS, Class A	$0.99	$1.02	$2.70	$2.57
Diluted EPS, Class B	0.60	0.62	1.64	1.57

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

Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2013	2012	2013	2012
	(In thousands)
Service cost	$299	$274	$381	$355
Interest	314	323	267	231
Expected return on plan assets	(470)	(410)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	158	184	129	84

Net periodic benefit cost	$275	$345	$806	$699

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2013	2012	2013	2012
	(In thousands)
Service cost	$897	$822	$1,144	$1,066
Interest	942	970	803	693
Expected return on plan assets	(1,410)	(1,230)	—	—
Recognized prior service cost (benefit)	(78)	(78)	86	87
Recognized net actuarial losses	473	553	386	252

Net periodic benefit cost	$824	$1,037	$2,419	$2,098

Contributions

The Company currently intends to contribute $1,800,000 to the Pension Plan in 2013. As of September 30, 2013, $1,350,000 of the contribution had been made. The Company expects to contribute an additional $450,000 by the end of the year. Also, an additional $2,819,000 was contributed to the Pension Plan during the first quarter of 2013 to reduce variable annual premiums payable to Pension Benefit Guarantee Corporation.

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

The results of the fair value hierarchy as of September 30, 2013, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)

U.S. Treasury	$1,996	$—	$1,996	$—
U.S. Government Sponsored Enterprises	9,998	—	9,998	—
SBA Backed Securities	7,431	—	7,431	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	429,309	—	429,309	—
Privately Issued Residential Mortgage Backed Securities	2,418	—	2,418	—
Obligations Issued by States and Political Subdivisions	41,013	—	825	40,188

Other Debt Securities	2,189	—	2,189	—
Equity Securities	547	256	—	291

Total	$494,901	$256	$454,166	$40,479

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	2,967	—	—	2,967

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three and nine-month periods ended September 30, 2013 amounted to ($14,000) and ($212,000), respectively.

There were no transfers between level 1 and 2 for the nine months ended September 30, 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month period ended September 30, 2013.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$40,479	Discounted cash flow (DCF) unless maturity is one year or less	Discount rate	0%-1% (3)
Impaired Loans	2,967	Appraisal of collateral/ DCF/assessments (1)	Appraisal adjustments/ DCF assessment Adjustments (2)	0%-25% discount

(1)	Fair value is generally determined through a review process that includes independent appraisals, discounted cash flows, or other real estate tax assessed value of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals, real estate tax assessed values or discounted cash flows may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the nine-month period ended September 30, 2013 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2012	$3,963	$49,477	$342	$53,782
Purchases	—	43,807	—	43,807
Maturities and calls	—	(57,036)	(51)	(57,087)
Amortization	—	(23)	—	(23)

Balance at September 30, 2013	$3,963	$36,225	$291	$40,479

The amortized cost of Level 3 securities was $41,204,000 at September 30, 2013 with an unrealized loss of $725,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the nine-month period ended September 30, 2012, are shown in the table below:

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
(In thousands)	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2013
Financial assets:
Securities held-to-maturity	$1,374,712	$1,371,118	$—	$1,371,118	$—
Loans (1)	1,231,048	1,192,233	—	—	1,192,233
Financial liabilities:
Time deposits	351,550	354,472	—	354,472	—
Other borrowed funds	241,144	243,662	—	243,662	—
Subordinated debentures	36,083	40,700	—	—	40,700

December 31, 2012
Financial assets:
Securities held-to-maturity	275,507	281,924	—	281,924	—
Loans (1)	1,092,591	1,124,716	—	—	1,124,716
Financial liabilities:
Time deposits	419,983	424,253	—	424,253	—
Other borrowed funds	195,144	205,481	—	205,481	—
Subordinated debentures	36,083	43,423	—	—	43,423

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At September 30, 2013, the Company had total assets of $3.4 billion. Currently, the Company operates 25 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

Net income for the third quarter ended September 30, 2013 was $5,519,000, or $0.99 per Class A share diluted, compared to net income of $5,682,000, or $1.02 per Class A share diluted, for the third quarter ended September 30, 2012. Net income for the nine-

month period ended September 30, 2013 was $15,021,000, or $2.70 per Class A share diluted, compared to net income of $14,261,000, or $2.57 per Class A share diluted, for the nine-month period ended September 30, 2012. Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012

Basic EPS – Class A common	$1.21	$1.25
Basic EPS – Class B common	$0.60	$0.62
Diluted EPS – Class A common	$0.99	$1.02
Diluted EPS – Class B common	$0.60	$0.62

	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Basic EPS – Class A common	$3.29	$3.13
Basic EPS – Class B common	$1.64	$1.57
Diluted EPS – Class A common	$2.70	$2.57
Diluted EPS – Class B common	$1.64	$1.57

Net interest income totaled $44.9 million for the first nine months of 2013 compared to $47.0 million for the same period in 2012. The 4.6% decrease in net interest income for the period is primarily due to $3.0 million of prepayment penalties collected during the first nine months of 2012 compared to $424,000 of prepayment penalties collected during the first nine months of 2013. The net interest margin decreased from 2.58% on a fully taxable equivalent basis in 2012 to 2.21% on the same basis for 2013. This was primarily the result of a decrease in asset yields. Also, interest expense decreased primarily as a result of the continued decline in market rates and there was a 13.6% increase in the average balances of earning assets, combined with a similar increase in average deposits.

The trends in the net interest margin are illustrated in the graph below:

Pricing discipline occurred through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments. During the third quarter of 2011 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower cost of funds, and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,000,000 of prepayment penalties during the first three quarters of 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of 2012 and through the third quarter of 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended September 30, 2013, the loan loss provision was $750,000 compared to a provision of $1.3 million for the same period last year. For the nine months ended September 30, 2013, the loan loss provision was $2.3 million compared to a provision of $3.3 million for the same period last year. The decrease in the provisions was primarily as a result of a lower level of charge-off activity and changes in portfolio composition. Nonperforming loans decreased to $3.7 million at September 30, 2013 from $5.5 million on September 30, 2012.

The Company capitalized on favorable market conditions for the third quarter and nine months ended September 30, 2013 and realized net gains on sales of investments of $1.0 million and $2.7 million as compared to $529,000 and $1.1 million for the same periods in 2012.

The Company’s effective tax rate decreased from 8.1% for the first nine months of 2012 to 5.6% for the same period in 2013 primarily as a result of an increase in tax-exempt income.

Financial Condition

Loans

On September 30, 2013, total loans outstanding were $1.2 billion, an increase of 10.7% from the total on December 31, 2012. At September 30, 2013, commercial real estate loans accounted for 54.1% and residential real estate loans, including home equity loans, accounted for 35.4% of total loans.

Commercial and industrial loans decreased to $87.5 million at September 30, 2013 from $88.5 million at December 31, 2012, primarily as a result of loan payments. Construction loans decreased to $32.8 million at September 30, 2013 from $38.6 million on December 31, 2012, primarily as a result of loan payments and a single loan status change to permanent financing.

Allowance for Loan Losses

The allowance for loan loss at September 30, 2013 was $21.3 million as compared to $19.2 million at December 31, 2012. The increase was due to the increase in the size and composition of the loan portfolio as well as qualitative factors. Also, the level of the allowance for loan losses to total loans remained stable at 1.73% at December 31, 2012 and September 30, 2013. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•	Construction loans: The outstanding loan balance of construction loans at September 30, 2013 is $32.8 million as compared to $38.6 million at December 31, 2012. A major factor in nonaccrual loans is one large construction loan. Management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $648.6 million at September 30, 2013 as compared to $567.3 million at December 31, 2012. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $352.4 million, at September 30, 2013 as compared to $245.2 million at December 31, 2012. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $38.4 million at September 30, 2013 as compared to $42.0 million at December 31, 2012. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$20,500	$17,979	$19,197	$16,574
Loans charged off	(149)	(728)	(682)	(1,787)
Recoveries on loans previously charged-off	149	157	485	621

Net charge-offs	—	(571)	(197)	(1,166)
Provision charged to expense	750	1,250	2,250	3,250

Allowance for loan losses, end of period	$21,250	$18,658	$21,250	$18,658

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccruing loans	$3,745	$4,471
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.30%	0.40%
Accruing troubled debt restructures	$6,027	$3,048

Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Cash and Cash Equivalents

Cash and cash equivalents increased during the first nine months of 2013. This was primarily the result of an influx of deposits during the period.

Short-term Investments

Short-term investments decreased during the first nine months of 2013 mainly as a result of decreases in shorter term lower yielding investments.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $495.0 million at September 30, 2013, a decrease of 65.5% from December 31, 2012. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. Purchases of securities available-for-sale totaled $539.7 million for the nine months ended September 30, 2013. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.1 years.

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

Securities available-for-sale totaling $40.5 million, or 1.2% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

During the third quarter unrealized losses on the securities available-for-sale increased to $1.0 million from an unrealized gain position of $20.2 million at December 31, 2012. Unrealized losses on the available-for-sale portfolio increased as a result of increases in interest rates.

	September 30, 2013	December 31, 2012
	(In thousands)

U.S. Treasury	$1,996	$2,004
U.S. Government Sponsored Enterprises	9,998	130,340
Small Business Administration	7,431	8,156
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	429,309	1,233,357
Privately Issued Residential Mortgage-backed Securities	2,418	2,947
Obligations issued by States and Political Subdivisions	41,013	55,174
Other Debt Securities	2,189	2,253
Equity Securities	547	570

Total Securities Available–for-Sale	$494,901	$1,434,801

During the first nine months of 2013 the Company capitalized on favorable market conditions and realized $2,665,000 of net gains on sales of investments. The sales of investments represented 48 U.S. Government Sponsored Enterprise bonds totaling $216,078,000.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1.4 billion million on September 30, 2013, an increase of 399% from the total on December 31, 2012. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 5.2 years.

	September 30, 2013	December 31, 2012
	(In thousands)
U.S. Government Sponsored Enterprises	$276,509	$17,747
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,098,203	257,760

Total Securities Held-to-Maturity	$1,374,712	$275,507

At September 30, 2013 and December 31, 2012, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the quarter ended September 30, 2013, the FHLBB reported preliminary net income of $38.1 million. The FHLBB also declared a dividend equal to an annual yield of 0.37%. During the first none months of 2013, the Company increased its net investment in the capital stock of the FHLBB by $2.5 million to a total of $17.7 million. As of September 30, 2013, no impairment has been recognized.

Deposits and Borrowed Funds

On September 30, 2013, deposits totaled $2.7 billion, representing an 9.9% increase from December 31, 2012. Total deposits increased primarily as a result of increases in money market accounts, savings and NOW, and demand deposits. Money market and Savings and NOW increased as the Company continued to offer attractive rates for these types of deposits during the first nine months of the year. Time deposits decreased by $68.4 million primarily as a result of maturities of short term deposits. Borrowed funds totaled $426.3 million compared to $386.5 million at December 31, 2012. Borrowed funds increased mainly as a result of increases in borrowed funds from the FHLBB.

Stockholders’ Equity

At September 30, 2013, total equity was $166.3 million compared to $180.0 million at December 31, 2012. The Company’s equity decreased primarily as a result of an increase in other comprehensive loss, net of taxes, and dividends paid, offset somewhat by earnings. Other comprehensive loss, net of taxes, increased as a result of an increase in unrealized losses on securities. Unrealized losses on the investment portfolio increased as a result of increases in interest rates. The Company’s leverage ratio stood at 6.54% at September 30, 2013, compared to 6.80% at December 31, 2012. The decrease in the leverage ratio is due to an increase in assets. Book value as of September 30, 2013 was $29.93 per share compared to $32.40 at December 31, 2012.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2013			September 30, 2012
	(In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate

ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$759,299	$8,283	4.33%	$714,470	$8,518	4.74%
Loans tax-exempt	456,405	6,935	6.03	350,848	8,031	9.11
Securities available-for-sale (5):
Taxable	569,505	1,329	0.93	1,153,336	5,560	1.93
Tax-exempt	44,526	96	0.86	69,522	170	0.98
Securities held-to-maturity:
Taxable	1,260,195	6,181	1.96	288,600	1,744	2.42
Interest-bearing deposits in other banks	171,895	120	0.28	236,850	170	0.29

Total interest-earning assets	3,261,825	22,944	2.81	2,813,626	24,193	3.43%
Non interest-earning assets	156,818			173,181
Allowance for loan losses	(20,850)			(18,462)

Total assets	$3,397,793			$2,968,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$719,079	$441	0.24%	$596,514	$398	0.27%
Savings accounts	330,608	233	0.28	277,934	164	0.23
Money market accounts	852,628	681	0.32	688,761	603	0.35
Time deposits	399,846	1,089	1.08	395,059	1,493	1.50

Total interest-bearing deposits	2,302,161	2,444	0.42	1,958,268	2,658	0.54
Securities sold under agreements to repurchase	200,173	89	0.18	178,474	94	0.21
Other borrowed funds and subordinated debentures	238,348	2,218	3.69	220,647	2,107	3.80

Total interest-bearing liabilities	2,740,682	4,751	0.69%	2,357,389	4,859	0.82%

Non interest-bearing liabilities
Demand deposits	449,057			397,428
Other liabilities	42,392			38,056

Total liabilities	3,232,131			2,792,873

Stockholders’ equity	165,662			175,472
Total liabilities & stockholders’ equity	$3,397,793			$2,968,345

Net interest income on a fully taxable equivalent basis		18,193			19,334

Less taxable equivalent adjustment		(2,395)			(2,114)

Net interest income		$15,798			$17,220

Net interest spread (3)			2.13%			2.61%

Net interest margin (4)			2.21%			2.73%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2013			September 30, 2012
	(In thousands)
	Average Balance	Interest(1)	Average Yield/ Rate	Average Balance	Interest(1)	Average Yield/ Rate

ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$758,086	$24,979	4.41%	$710,394	$26,183	4.92%
Loans tax-exempt	407,609	18,186	5.97	309,215	18,717	8.09
Securities available-for-sale (5):
Taxable	1,116,942	12,350	1.47	1,195,460	16,812	1.88
Tax-exempt	48,818	349	0.95	45,483	368	1.08
Securities held-to-maturity:
Taxable	596,938	9,120	2.04	266,686	5,131	2.57
Interest-bearing deposits in other banks	183,057	384	0.28	212,417	457	0.29

Total interest-earning assets	3,111,450	65,368	2.81	2,739,655	67,668	3.30%
Non interest-earning assets	168,777			170,383
Allowance for loan losses	(20,172)			(17,748)

Total assets	$3,260,055			$2,892,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$702,497	$1,246	0.24%	$569,742	$1,166	0.27%
Savings accounts	321,220	687	0.29	275,315	483	0.23
Money market accounts	769,667	1,795	0.31	667,439	1,833	0.37
Time deposits	393,985	3,657	1.24	413,124	4,774	1.54

Total interest-bearing deposits	2,187,369	7,385	0.45	1,925,620	8,256	0.57
Securities sold under agreements to repurchase	202,548	268	0.18	166,941	274	0.22
Other borrowed funds and subordinated debentures	222,854	6,310	3.79	217,703	6,215	3.81

Total interest-bearing liabilities	2,612,771	13,963	0.71%	2,310,264	14,745	0.85%

Non interest-bearing liabilities
Demand deposits	430,884			375,614
Other liabilities	41,949			37,067

Total liabilities	3,085,604			2,722,945

Stockholders’ equity	174,451			169,345
Total liabilities & stockholders’ equity	$3,260,055			$2,892,290

Net interest income on a fully taxable equivalent basis		51,405			52,923

Less taxable equivalent adjustment		(6,550)			(5,912)

Net interest income		$44,855			$47,011

Net interest spread (3)			2.09%			2.45%

Net interest margin (4)			2.21%			2.58%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012			Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(in thousands)
Interest income:

Loans
Taxable	$526	$(761)	$(235)	$1,675	$(2,879)	$(1,204)
Tax-exempt	2,048	(3,144)	(1,096)	5,086	(5,617)	(531)
Securities available-for-sale
Taxable	(2,095)	(2,136)	(4,231)	(1,049)	(3,412)	(4,461)
Tax-exempt	(56)	(18)	(74)	26	(45)	(19)
Securities held-to-maturity
Taxable	4,825	(387)	4,438	5,232	(1,243)	3,989
Interest-bearing deposits in other banks	(45)	(6)	(51)	(62)	(12)	(74)

Total interest income	5,203	(6,452)	(1,249)	10,908	(13,208)	(2,300)

Interest expense:
Deposits:
NOW accounts	78	(35)	43	248	(168)	80
Savings accounts	35	34	69	88	116	204
Money market accounts	136	(58)	78	258	(297)	(39)
Time deposits	18	(422)	(404)	(213)	(903)	(1,116)

Total interest-bearing deposits	267	(481)	(214)	381	(1,252)	(871)
Securities sold under agreements to repurchase	11	(16)	(5)	52	(58)	(6)
Other borrowed funds and subordinated debentures	170	(59)	111	142	(47)	95

Total interest expense	448	(556)	(108)	575	(1,357)	(782)

Change in net interest income	$4,755	$(5,896)	$(1,141)	$10,333	$(11,851)	$(1,518)

Net Interest Income

For the three months ended September 30, 2013, net interest income on a fully taxable equivalent basis totaled $18.2 million compared to $19.3 million for the same period in 2012, an decrease of $1.1 million or 5.9%. This decrease in net interest income for the period is primarily due to $2.4 million of prepayment penalties collected during the third quarter of 2012 compared to $383,000 collected during the third quarter of 2013. The net interest margin decreased from 2.73% on a fully taxable equivalent basis in 2012 to 2.21% on the same basis for 2013. The decrease in the net interest margin is primarily the result of a decrease in asset yields. Also, interest expense decreased primarily as a result of the continued decline in market rates and there was an 15.9% increase in the average balances of earning assets, combined with a similar increase in average deposits.

For the nine months ended September 30, 2013, net interest income on a fully taxable equivalent basis totaled $51.4 million compared to $52.9 million for the same period in 2012, a decrease of $1.5 million or 2.9%. This decrease in net interest income for the period is primarily due to $3.0 million of prepayment penalties collected during the first nine months of 2012 compared to $424,000 collected for the same period in 2013. The net interest margin decreased from 2.58% on a fully taxable equivalent basis in 2012 to 2.21% on the same basis for 2013. The decrease in the net interest margin is primarily the result of a decrease in asset yields. Also, interest expense decreased primarily as a result of the continued decline in market rates and there was a 13.6% increase in the average balances of earning assets, combined with a similar increase in average deposits.

Provision for Loan Losses

For the three months ended September 30, 2013, the loan loss provision was $750,000 compared to a provision of $1.3 million for the same period last year. For the nine months ended September 30, 2013, the loan loss provision was $2.3 million compared to a provision of $3.3 million for the same period last year. The decrease in the provision for the three and nine months ended September 30, 2013, was primarily due to a lower level of charge-off activity and changes in portfolio composition. The level of the allowance for loan losses to total loans remained at 1.73% at September 30, 2013 compared to December 31, 2012.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2013 increased by $669,000 to $4.8 million from $4.1 million for the same period last year. This was mainly attributable to an increase in net gains on sales of investments of $472,000. Also, there was an increase in gains on sales of mortgage loans held for sale of $81,000. There was an increase in service charges on deposit accounts of $87,000, which was mainly attributable to an increase in debit card fees and deposit related fees. Lockbox fees decreased by $9,000 as a result of decreased customer volume.

Other operating income for the nine months ended September 30, 2013 increased by $2.7 million to $14.4 million from $11.7 million for the same period last year. This was mainly attributable to an increase in net gains on sales of investments of $1.5 million. Also, there was an increase in gains on sales of mortgage loans held for sale of $942,000. There was an increase in service charges on deposit accounts of $153,000, which was mainly attributable to an increase in debit card fees and deposit related fees. Lockbox fees increased by $121,000 as a result of increased customer volume.

For the quarter ended September 30, 2013, operating expenses increased by $287,000 or 2.1% to $14.0 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $458,000 in salaries and employee benefits and $79,000 in occupancy expenses. Equipment expenses decreased by $73,000 and other expenses decreased by $189,000. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, increased taxes and increased health insurance costs. Occupancy increased mainly as a result of costs associated with the Wellesley branch opening during the fourth quarter of 2012. Other expenses decreased mainly as a result of decreased contributions and equipment expenses decreased as a result of decreased service costs.

For the nine months ended September 30, 2013, operating expenses increased by $1.2 million or 2.9% to $41.1 million, from the same period last year. The increase in operating expenses for the nine months was mainly attributable to an increase of $1.1 million in salaries and employee benefits and $256,000 in occupancy expenses offset, somewhat, by a decrease of $221,000 in other expenses. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, increased taxes and increased health insurance costs. Occupancy increased mainly as a result of costs associated with the Andover branch opening during the third quarter of 2012 and the Wellesley branch opening during the fourth quarter of 2012. Other expenses decreased mainly as a result of decreased contributions.

Income Taxes

For the third quarter of 2013, the Company’s income tax expense totaled $308,000 on pretax income of $5.8 million resulting in an effective tax rate of 5.3%. For last year’s corresponding quarter, the Company’s income tax expense totaled $685,000 on pretax income of $6.4 million resulting in an effective tax rate of 10.8%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income during the third quarter of 2013.

For the first nine months of 2013, the Company’s income tax expense totaled $891,000 on pretax income of $15.9 million resulting in an effective tax rate of 5.6%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1.3 million on pretax income of $15.5 million resulting in an effective tax rate of 8.1%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income during 2013.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2013 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

July 1 – July 31, 2013	—	$—	—	300,000

August 1 – August 31, 2013	—	$—	—	300,000

September 1 – September 30, 2013	—	$—	—	300,000

(1)	On July 9, 2013, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities – None

Item 5	Other Information – None

Item 6	Exhibits

31.1 Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+	32.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+ +	This information consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2013	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)