Form 10-K
period 2013-12-31
CENTURY BANCORP INC
filed 2014-03-13
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 28, 2013 was $125,231,085.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2014:

Class A Common Stock, $1.00 par value 3,581,429 Shares

Class B Common Stock, $1.00 par value 1,975,180 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2013 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary: Century Bank and Trust Company formed in 1969 (the “Bank”). At December 31, 2013, the Company had total assets of $3.4 billion. Currently, the Company operates 26 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts, New Hampshire and Rhode Island. The Company has deposit relationships with 193 (55%) of the 351 cities and towns in Massachusetts.

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

Employees

As of December 31, 2013, the Company had 344 full-time and 84 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has regulatory authority over holding company activities and performed a review of the Company and its subsidiaries as of June 2012.

USA PATRIOT Act

Under Title III of the USA PATRIOT Act, also known as the “International Money Laundering Abatement and Anti-Terrorism Act of 2001”, all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm-Leach Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Holding Company Act or Bank Merger Act.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013, and under an extended conformance regulation, compliance must be achieved by July 21, 2015. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operations.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. The Company’s quarterly risk-based deposit insurance assessments were paid from this amount until June 30, 2013. The Company received a refund of $2.4 million of prepaid FDIC assessments in June 2013.

In February 2011, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The rule should keep the overall amount collected from the industry very close to the amount collected prior to the new calculation.

Risk-Based Capital Guidelines

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). The Federal Reserve Board has finalized its rule implementing the Basel III regulatory capital framework. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier I ratio of 4.5 percent of risk-weighted assets, raises the minimum Tier I capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of rick-weighted assets. The final rule will come into effect on January 1, 2015. Thereafter begins a phase-in period through January 1, 2019. The Company has analyzed the final rules; the implementation of the framework will not have a material impact on the Company’s financial condition or results of operations.

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

(ii) the Company’s earnings depend, to a great extent, upon the level of net interest income generated by the Company, and therefore the Company’s results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve;

(iii) the banking business is highly competitive and the profitability of the Company depends upon the Company’s ability to attract loans and deposits in Massachusetts, southern New Hampshire, and Rhode Island, where the Company competes with a variety of traditional banking companies, some of which have vastly greater resources, and nontraditional institutions such as credit unions and finance companies;

(iv) at December 31, 2013, approximately 63.7% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2013, approximately 32.9% of the Company’s loan portfolio was comprised of residential real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

(vi) economic conditions and interest rate risk could adversely impact the fair value and the ultimate collectibility of the Company’s investments. Should an investment be deemed “other than temporarily impaired”, the Company would be required to writedown the carrying value of the investment through earnings. Such writedown(s) may have a material adverse effect on the Company’s financial condition and results of operations;

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2013, our goodwill and other identifiable intangible assets were approximately $2.7 million;

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

(x) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact the Company’s reputation; and

(xi) the Governor of Massachusetts has proposed a tax plan that would modify existing income tax rules. The Governor’s plan is part of his budget recommendations for fiscal year 2015, and will subject security corporations to the same tax base and rate as regular business corporations. The proposed tax changes would take effect as of January 1, 2015. The Company is currently analyzing the financial impact of the proposed changes.

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 25 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2014 to 2026. The Company believes that its banking offices are in good condition.

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

During July 2012, the Company received state regulatory approval to close a branch at Chestnut Hill in Newton, Massachusetts. The branch closed on September 21, 2012 and the accounts were temporarily moved to the Brookline, Massachusetts branch. During July 2012, the Company entered into a lease agreement and received regulatory approval to open a branch at a new location at Chestnut Hill in Newton, Massachusetts. The branch opened on November 7, 2013 and the majority of the accounts that were temporarily moved to the Brookline, Massachusetts branch were moved to the new branch at Chestnut Hill in Newton, Massachusetts.

During December 2013, the Company entered into a lease agreement to open a branch located in Woburn, Massachusetts. The branch is scheduled to open during the third quarter of 2014.

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

(a)  The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2012 is shown on page 12. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1 — October 31, 2013	—	—	—	300,000
November 1 — November 30, 2013	—	—	—	300,000
December 1 — December 31, 2013	—	—	—	300,000

(1)	On July 9, 2013, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

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

(b)  Approximate number of equity security holders as of December 31, 2013:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	1,080
Class B Common Stock	61

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
2013
First quarter	$.12	$.06
Second quarter	.12	.06
Third quarter	.12	.06
Fourth quarter	.12	.06

The Company’s ability to pay dividends on its shares depends generally on dividends it receives from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Bank to the Company. Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income. Generally, so long as the Bank remains adequately capitalized, it may potentially make capital distributions during any calendar year equal to up to 100% of net income for the year to date plus retained net income for the two preceding years. However, if the Bank’s capital becomes impaired or the FDIC or Commissioner otherwise determines that the Bank should conserve capital, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions.

The Federal Reserve Board also has authority to prohibit dividends by bank holding companies such as the Company, if their actions constitute unsafe or unsound practices. Prior to the recent financial crisis, the Federal Reserve Board issued a policy statement and supervisory guidance on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that, (1) the company’s net income for the past year is sufficient to cover the cash dividends, (2) the rate of earnings retention is consistent with the company’s capital needs, asset quality, and overall financial condition, and (3) the minimum regulatory capital adequacy ratios are met. It is also the Federal Reserve Board’s policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries. It is expected that the Federal Reserve Board will be more rather than less restrictive for the foreseeable future about dividend practices.

(d) The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2013:

	Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	20,375	$31.82	224,884
Equity compensation plans not approved by security holders	—	—	—

Total	20,375	$31.82	224,884

(e)  The performance graph information required herein is shown on page 12.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 11 and 12.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 13 through 36.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 33.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 37 through 87.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no changes that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting. Management’s report on internal control over financial reporting is shown on page 90. The audit report of the registered public accounting firm is shown on page 89.

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2013	2012	2011	2010	2009
	(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$79,765	$81,494	$78,065	$76,583	$79,600
Interest expense	18,805	19,540	22,766	24,817	31,723

Net interest income	60,960	61,954	55,299	51,766	47,877
Provision for loan losses	2,710	4,150	4,550	5,575	6,625

Net interest income after provision for loan losses	58,250	57,804	50,749	46,191	41,252
Other operating income	18,615	15,865	16,240	15,999	16,470
Operating expenses	55,812	53,238	48,742	47,372	46,379

Income before income taxes	21,053	20,431	18,247	14,818	11,343
Provision for income taxes	1,007	1,392	1,554	1,244	1,183

Net income	$20,046	$19,039	$16,693	$13,574	$10,160

Average shares outstanding Class A, basic	3,575,683	3,557,693	3,543,233	3,521,179	3,509,931
Average shares outstanding Class B, basic	1,980,855	1,990,474	1,997,411	2,012,327	2,022,318
Average shares outstanding Class A, diluted	5,557,693	5,549,191	5,541,794	5,535,742	5,534,340
Average shares outstanding Class B, diluted	1,980,855	1,990,474	1,997,411	2,012,327	2,022,318
Total shares outstanding at year-end	5,556,584	5,554,959	5,542,697	5,540,247	5,530,297
Earnings per share:
Basic, Class A	$4.39	$4.18	$3.68	$3.00	$2.25
Basic, Class B	$2.19	$2.09	$1.84	$1.50	$1.12
Diluted, Class A	$3.61	$3.43	$3.01	$2.45	$1.84
Diluted, Class B	$2.19	$2.09	$1.84	$1.50	$1.12
Dividend payout ratio	10.9%	11.5%	13.1%	16.0%	21.4%
AT YEAR-END
Assets	$3,431,154	$3,086,209	$2,743,225	$2,441,684	$2,254,035
Loans	1,264,763	1,111,788	984,492	906,164	877,125
Deposits	2,715,839	2,445,073	2,124,584	1,902,023	1,701,987
Stockholders’ equity	176,472	179,990	160,649	145,025	132,730
Book value per share	$31.76	$32.40	$28.98	$26.18	$24.00
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.60%	0.65%	0.63%	0.56%	0.50%
Return on average stockholders’ equity	11.58%	11.06%	10.72%	9.52%	7.98%
Net interest margin, taxable equivalent	2.21%	2.51%	2.48%	2.52%	2.69%
Net charge-offs as a percent of average loans	0.08%	0.15%	0.21%	0.44%	0.63%
Average stockholders’ equity to average assets	5.22%	5.85%	5.88%	5.93%	6.26%
Efficiency ratio	63.0%	62.1%	62.2%	65.0%	68.5%

Financial Highlights — (Continued)

Per Share Data 2013, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$35.98	$37.80	$35.75	$35.40
Low	29.67	31.22	31.11	30.41
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

2012, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$34.00	$33.00	$30.24	$29.50
Low	28.02	28.46	25.00	23.51
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2008 to December 31, 2013 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2008 at:	2009	2010	2011	2012	2013
Century Bancorp, Inc.	$143.61	$178.37	$191.51	$227.01	$232.34
NASDAQ Banks	84.30	100.68	90.16	105.38	150.84
NASDAQ U.S.	143.74	170.18	171.08	202.40	281.92

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2008 and that all dividends were reinvested.

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

RECENT MARKET DEVELOPMENTS

The financial services industry continues to face challenges in the aftermath of the recent national and global economic crisis. Since June 2009, the U.S. economy has been recovering from the most severe recession and financial crisis since the Great Depression. There have been some improvements in private-sector employment, industrial production and U.S. exports; nevertheless, the pace of economic recovery has been slow. Financial markets have improved since the depths of the crisis but are still unsettled and volatile. There is continued concern about the U.S. economic outlook.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance must be achieved by July 21, 2015. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. The Company’s quarterly risk-based deposit insurance assessments were paid from this amount until June 30, 2013. The Company received a refund of $2.4 million of prepaid FDIC assessments in June 2013.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). The Federal Reserve Board has finalized its rule implementing the Basel III regulatory capital framework. The rule, that will come into effect in January 2015, sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier I ratio of 4.5 percent of risk-weighted assets, raises the minimum Tier I capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of rick-weighted assets. The Company has analyzed the final rules; the implementation of the framework will not have a material impact on the Company’s financial condition or results of operations.

The Governor of Massachusetts has proposed a tax plan that would modify existing income tax rules. The governor’s plan is part of his budget recommendations for fiscal year 2015, and will subject security corporations to the same tax base and rate as regular business corporations. The proposed tax changes would take effect as of January 1, 2015. The Company is currently analyzing the financial impact of the proposed changes.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2013, the Company had total assets of $3.4 billion. Currently, the Company operates 26 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company is also a provider of financial services, including cash management, transaction processing and short-term financing, to municipalities in Massachusetts, New Hampshire and Rhode Island, consisting of 204 relationships. The Company has deposit relationships with 193 (55%) of the 351 cities and towns in Massachusetts.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The Company had net income of $20,046,000 for the year ended December 31, 2013, compared with net income of $19,039,000 for the year ended December 31, 2012, and net income of $16,693,000 for the year ended December 31, 2011. Class A diluted earnings per share were $3.61 in 2013, compared to $3.43 in 2012 and $3.01 in 2011.

Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2013	2012	2011
Basic EPS – Class A common	$4.39	$4.18	$3.68
Basic EPS – Class B common	$2.19	$2.09	$1.84
Diluted EPS – Class A common	$3.61	$3.43	$3.01
Diluted EPS – Class B common	$2.19	$2.09	$1.84

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

Pricing discipline occurred through the first quarter of 2011. The net interest margin fell somewhat during the second quarter of 2011 mainly as a result of increased deposits and corresponding lower yield short-term investments. During the third quarter of 2011 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower cost of funds, and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,253,000 of prepayment penalties during 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of 2012 and through the fourth quarter of 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities.

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

Historical U.S. Treasury Yield Curve

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. During 2013, longer-term rates have increased resulting in a steepening of the yield curve.

During 2013, the Company’s earnings were positively impacted primarily by an increase in other operating income and a decrease in provision for loan losses. This increase in other operating income was primarily due to an increase in net gains on sales of loans and net gains on sales of securities. The decrease in the provision for loan losses was primarily attributable to a lower level of charge-off activity and changes in portfolio composition. During 2013, 2012 and 2011, the U.S. economy experienced a lower short-term rate environment. The lower short-term rates negatively impacted the net interest margin as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits. The net interest margin was positively impacted in 2012 as a result of prepayment penalties that were collected during the year.

Total assets were $3,431,154,000 at December 31, 2013, an increase of 11.2% from total assets of $3,086,209,000 at December 31, 2012.

On December 31, 2013, stockholders’ equity totaled $176,472,000, compared with $179,990,000 on December 31, 2012. Book value per share decreased to $31.76 at December 31, 2013, from $32.40 on December 31, 2012.

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

During July 2012, the Company received state regulatory approval to close a branch at Chestnut Hill in Newton, Massachusetts. The branch closed on September 21, 2012 and the accounts were temporarily moved to the Brookline, Massachusetts branch. During July 2012, the Company entered into a lease agreement and received regulatory approval to open a branch at a new location at Chestnut Hill in Newton, Massachusetts. The branch opened on November 7, 2013 and the majority of the accounts that were temporarily moved to the Brookline, Massachusetts branch were moved to the new branch at Chestnut Hill in Newton, Massachusetts.

During December 2013, the Company entered into a lease agreement to open a branch located in Woburn, Massachusetts. The branch is scheduled to open during the third quarter of 2014.

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

The Company does not intend to sell any of its debt securities with an unrealized loss, and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, which may be maturity.

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

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2013 totaled $464,245,000 and included gross unrealized gains of $821,000 and gross unrealized losses of $2,519,000. A year earlier, the fair value of securities available-for-sale was $1,434,801,000 including gross unrealized gains of $21,477,000 and gross unrealized losses of $1,271,000. In 2013, the Company recognized gains of $3,019,000 on the sale of available-for-sale securities. In 2012 and 2011, the Company recognized gains of $1,843,000 and $1,940,000, respectively.

Securities classified as held-to-maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2013 are carried at their amortized cost of $1,487,884,000. A year earlier, securities held-to-maturity totaled $275,507,000.

During the third quarter of 2013, $987,037,000 of securities available-for-sale with unrealized losses of $25,333,000 were transferred to securities held-to-maturity. This was done in response to rising interest rates and an assessment of liquidity needs.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2013		2012		2011
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$1,998	0.4%	$2,004	0.1%	$2,012	0.2%
U.S. Government Sponsored Enterprises	10,004	2.2%	130,340	9.1%	174,957	13.9%
SBA Backed Securities	7,302	1.6%	8,156	0.6%	8,801	0.7%
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	403,189	86.8%	1,233,357	86.0%	1,035,838	82.3%
Privately Issued Residential Mortgage-Backed Securities	2,277	0.5%	2,947	0.2%	3,198	0.3%
Obligations Issued by States and Political Subdivisions	36,723	7.9%	55,174	3.8%	20,642	1.6%
Other Debt Securities	2,176	0.5%	2,253	0.2%	12,610	1.0%
Equity Securities	576	0.1%	570	0.0%	618	0.0%

Total	$464,245	100.0%	$1,434,801	100.0%	$1,258,676	100.0%

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Securities available-for-sale totaling $36,597,000, or 1.07% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial

Statements.” These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Amortized Cost of Securities Held-to-Maturity

	2013		2012		2011
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Government Sponsored Enterprises	$291,779	19.6%	$17,747	6.4%	$26,979	15.0%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,196,105	80.4%	257,760	93.6%	152,389	85.0%

Total	$1,487,884	100.0%	$275,507	100.0%	$179,368	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2013. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$1,998	0.4%	0.23%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government
Sponsored Enterprises	—	0.0%	0.00%	10,004	2.2%	2.64%	—	0.0%	0.00%	—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	—	0.0%	0.00%	4,963	1.1%	0.78%	2,339	0.5%	0.92%
U.S. Government Agencyand Sponsored Enterprise Mortgage-Backed
Securities	1,696	0.4%	3.21%	167,826	36.2%	0.60%	233,055	50.2%	0.61%	612	0.1%	2.25%
Privately Issued Residential Mortgage-Backed Securities	1,486	0.3%	2.33%	791	0.2%	2.47%	—	0.0%	0.00%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	31,184	6.7%	0.82%	1,719	0.4%	3.00%	—	0.0%	0.00%	3,820	0.8%	0.50%
Other Debt Securities	600	0.1%	1.45%	200	0.0%	0.99%	—	0.0%	0.00%	—	0.0%	0.00%
Equity Securities	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%

Total	$36,964	7.9%	0.97%	$180,540	39.0%	0.74%	$238,018	51.3%	0.61%	$6,771	1.4%	0.80%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

	Non- Maturing	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$1,998	0.4%	0.23%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	10,004	2.2%	2.64%
SBA Backed Securities	—	0.0%	0.00%	7,302	1.6%	0.83%
U.S. Government Agency and Sponsored
Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	403,189	86.8%	0.62%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	2,277	0.5%	2.38%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	36,723	7.9%	0.88%
Other Debt Securities	1,376	0.3%	3.34%	2,176	0.5%	2.64%
Equity Securities	576	0.1%	1.66%	576	0.1%	1.66%

Total	$1,952	0.4%	2.84%	$464,245	100.0%	0.70%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Government Sponsored Enterprises	$—	0.0%	0.00%	$99,189	6.7%	1.14%	$192,589	12.9%	1.69%	$—	0.0%	0.00%	$291,778	19.6%	1.50%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	5,689	0.4%	2.90%	728,144	48.9%	2.39%	461,195	31.0%	2.20%	1,078	0.1%	4.14%	1,196,106	80.4%	2.32%

Total	$5,689	0.4%	2.90%	$827,333	55.6%	2.24%	$653,784	43.9%	2.05%	$1,078	0.1%	4.14%	$1,487,884	100.0%	2.16%

At December 31, 2013 and 2012, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2013, sales of securities totaling $224,045,000 in gross proceeds resulted in a net realized gain of $3,019,000. There were no sales of state, county or municipal securities during 2013 and 2012. In 2012, sales of securities totaling $294,881,000 in gross proceeds resulted in net realized gains of $1,843,000. In 2011, sales of securities totaling $75,615,000 in gross proceeds resulted in net realized gains of $1,940,000.

Management reviews the investment portfolio for other-than-temporary impairment of individual securities on a regular basis. The results of such analysis are dependent upon general market conditions and specific conditions related to the issuers of our securities.

Loans

The Company’s lending activities are conducted principally in Massachusetts, Southern New Hampshire, and Rhode Island. The Company grants single-family and multi-family residential loans, commercial and commercial real estate loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate market in the borrowers’ geographic areas and of the general economy.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following summary shows the composition of the loan portfolio at the dates indicated.

	2013		2012		2011		2010		2009
December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(dollars in thousands)
Construction and land development	$33,058	2.6%	$38,618	3.5%	$56,819	5.7%	$53,583	5.9%	$60,349	6.9%
Commercial and industrial	92,402	7.3%	88,475	8.0%	82,404	8.4%	90,654	10.0%	141,061	16.1%
Commercial real estate	713,327	56.4%	576,465	51.8%	487,495	49.5%	433,337	47.8%	361,823	41.2%
Residential real estate	286,041	22.6%	281,857	25.3%	239,307	24.3%	207,787	22.9%	188,096	21.4%
Consumer	8,824	0.7%	6,823	0.6%	6,197	0.6%	5,957	0.7%	7,105	0.8%
Home equity	130,277	10.3%	118,923	10.7%	110,786	11.3%	114,209	12.6%	118,076	13.5%
Overdrafts	834	0.1%	627	0.1%	1,484	0.2%	637	0.1%	615	0.1%

Total	$1,264,763	100.0%	$1,111,788	100.0%	$984,492	100.0%	$906,164	100.0%	$877,125	100.0%

At December 31, 2013, 2012, 2011, 2010 and 2009, loans were carried net of discounts of $454,000, $498,000, $550,000, $598,000 and $645,000, respectively. Net deferred loan fees of $174,000, $369,000, $666,000, $186,000 and $71,000 were carried in 2013, 2012, 2011, 2010 and 2009, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2013. The table excludes loans secured by 1–4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2013

	One Year or Less	One to Five Years	Over Five Years	Total
(dollars in thousands)
Construction and land development	$8,625	$3,537	$20,896	$33,058
Commercial and industrial	26,860	26,172	39,370	92,402
Commercial real estate	16,089	96,608	600,630	713,327

Total	$51,574	$126,317	$660,896	$838,787

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table indicates the rate variability of the above loans due after one year.

December 31, 2013	One to Five Years	Over Five Years	Total
(dollars in thousands)
Predetermined interest rates	$60,303	$262,989	$323,292
Floating or adjustable interest rates	66,014	397,907	463,921

Total	$126,317	$660,896	$787,213

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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Massachusetts, Southern New Hampshire, and Rhode Island. Also included are loans to educational institutions, hospitals and other non-profit organizations. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three and thirty years.

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

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $16,472,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2013, the Company was obligated to advance a total of $7,026,000 to complete projects under construction.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The composition of nonperforming assets is as follows:

December 31,	2013	2012	2011	2010	2009
(dollars in thousands)
Total nonperforming loans	$2,549	$4,471	$5,827	$8,068	$12,311
Other real estate owned	—	—	1,182	—	—

Total nonperforming assets	$2,549	$4,471	$7,009	$8,068	$12,311

Accruing troubled debt restructured loans	$5,969	$3,048	$4,634	$1,248	$521
Loans past due 90 and still accruing	—	—	18	50	—
Nonperforming loans as a percent of gross loans	0.20%	0.40%	0.59%	0.89%	1.40%
Nonperforming assets as a percent of total assets	0.07%	0.14%	0.26%	0.33%	0.55%

The composition of impaired loans at December 31, is as follows:

	2013	2012	2011	2010	2009
Residential real estate, multi-family	$1,199	$862	$516	$—	$—
Commercial real estate	4,520	2,281	4,561	2,492	4,260
Construction and land development	608	1,500	1,500	4,000	4,900
Commercial and industrial	1,367	1,282	1,525	1,471	1,356

Total impaired loans	$7,694	$5,925	$8,102	$7,963	$10,516

At December 31, 2013, 2012, 2011, 2010 and 2009, impaired loans had specific reserves of $1,019,000, $1,732,000, $741,000, $317,000 and $745,000 respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $109,301,000, $26,786,000, $18,196,000, $983,000 and $1,127,000 at December 31, 2013, 2012, 2011, 2010, and 2009, respectively. The Company had no loans held for sale at December 31, 2013, $9,378,000 at December 31, 2012, $3,389,000 at December 31, 2011, and none for December 31, 2010 and 2009.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets and are amortized in proportion to, and over the period of estimated net servicing income and are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $703,000 at December 31, 2013, $137,000 for December 31, 2012, and $123,000 for December 31, 2011.

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

Nonaccrual loans decreased during 2013 primarily as a result of a charge-off of a construction loan and a decrease in residential real estate nonperforming loans. Nonaccrual loans decreased during 2012, primarily as a result of a decrease in home equity and residential real estate nonperforming loans.

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

The Company continues to monitor closely $16,918,000 and $18,645,000 at December 31, 2013 and 2012, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2013, although such values may fluctuate with changes in the economy and the real estate market.

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

Year Ended December 31,	2013	2012	2011	2010	2009
(dollars in thousands)
Year-end loans outstanding (net of unearned discount and deferred loan fees)	$1,264,763	$1,111,788	$984,492	$906,164	$877,125

Average loans outstanding (net of unearned discount and deferred loan fees)	$1,184,912	$1,036,296	$948,883	$877,858	$853,422

Balance of allowance for loan losses at the beginning of year	$19,197	$16,574	$14,053	$12,373	$11,119

Loans charged-off:
Commercial	234	1,253	676	1,559	1,498
Construction	1,000	—	1,200	900	3,639
Commercial real estate	—	—	—	922	—
Residential real estate	—	351	341	515	490
Consumer	579	697	607	547	443

Total loans charged-off	1,813	2,301	2,824	4,443	6,070

Recovery of loans previously charged-off:
Commercial	389	307	293	172	352
Construction	—	—	—	—	25
Real estate	31	45	35	8	4
Consumer	427	422	467	368	318

Total recoveries of loans previously charged-off:	847	774	795	548	699

Net loan charge-offs	966	1,527	2,029	3,895	5,371
Provision charged to operating expense	2,710	4,150	4,550	5,575	6,625

Balance at end of year	$20,941	$19,197	$16,574	$14,053	$12,373

Ratio of net charge-offs during the year to average loans outstanding	0.08%	0.15%	0.21%	0.44%	0.63%

Ratio of allowance for loan losses to loans outstanding	1.66%	1.73%	1.68%	1.55%	1.41%

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs increased during 2009 due to an increase in commercial loan charge-offs and construction loan charge-offs as a result of the weakening of the overall

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

economy and real estate market. Charge-offs declined in 2010, 2011, 2012, and 2013 as a result of the overall decrease in the level of nonaccrual loans. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased primarily as a result of a lower level of charge-off activity combined with changes in the portfolio composition.

In evaluating the allowance for loan losses, the Company considered the following categories to be higher risk:

Construction loans — The outstanding loan balance of construction loans at December 31, 2013 is $33,058,000. A major portion in nonaccrual loans is one construction loan. Based on this fact, and the general local construction conditions, management closely monitors all construction loans and considers this type of loan to be higher risk.

Higher-balance loans — Loans greater than $1.0 million are considered “high-balance loans.” The balance of these loans is $701,103,000 at December 31, 2013, as compared to $567,306,000 at December 31, 2012. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high-balance loans. Included in high-balance loans are loans greater than $10.0 million. The balance of these loans is $377,915,000 at December 31, 2013, as compared to $245,198,000 at December 31, 2012. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

Small business loans — The outstanding loan balances of small business loans is $40,184,000 at December 31, 2013. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

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

	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Construction and land development	$2,174	2.6%	$3,041	3.5%	$2,893	5.7%	$1,752	5.9%	$362	6.9%
Commercial and industrial	2,989	7.3	3,118	8.0	3,139	8.4	3,163	10.0	4,972	16.1
Commercial real estate	11,218	56.4	9,065	51.8	6,566	49.5	5,671	47.8	2,983	41.2
Residential real estate	2,006	22.6	1,994	25.3	1,886	24.3	1,718	22.9	1,304	21.4
Consumer and other	432	0.8	333	0.7	356	0.8	298	0.8	1,753	0.9
Home equity	959	10.3	886	10.7	704	11.3	725	12.6	761	13.5
Unallocated	1,163		760		1,030		726		238

Total	$20,941	100.0%	$19,197	100.0%	$16,574	100.0%	$14,053	100.0%	$12,373	100.0%

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Demand Deposits	$441,193	16.6%	$386,863	16.5%	$326,102	15.3%
Savings and Interest Checking	1,037,320	38.9%	870,046	37.1%	735,022	34.6%
Money Market	800,052	30.0%	666,949	28.5%	584,059	27.4%
Time Certificates of Deposit	387,514	14.5%	418,789	17.9%	484,142	22.7%

Total	$2,666,079	100.0%	$2,342,647	100.0%	$2,129,325	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

2013
(dollars in thousands)
Three months or less	$84,273
Three months through six months	59,885
Six months through twelve months	37,022
Over twelve months	78,485

Total	$259,665

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $255,000,000, an increase of $60,000,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2013, was approximately $423,143,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, their interest rates and other information.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $214,440,000, an increase of $23,050,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including their interest rates and other information.

RESULTS OF OPERATIONS Net

Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 0.04% in 2013 to $69,944,000, compared with $69,918,000 in 2012. The increase in net interest income for 2013 was mainly due to an 13.6% increase in the average balances of earning assets, combined with a similar increase in deposits. This was offset, somewhat, by prepayment penalties that were collected during the prior year. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.21% in 2013 from 2.51% in 2012 and increased from 2.48% in 2011. The decrease in the net interest margin, for 2013, was primarily the result of a decrease in asset yields. The increase in the net interest margin for 2012 was primarily the result of prepayment penalties that were collected. The Company collected approximately $491,000, $3,253,000, and $158,000, respectively, of prepayment penalties, which are included in interest income on loans, for 2013, 2012, and 2011, respectively.

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

	2013			2012			2011
Year Ended December 31,	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
(dollars in thousands)
ASSETS
Interest-earning assets:
Loans(2
Taxable	$760,435	$33,214	4.37%	$715,553	$34,983	4.89%	$703,491	$36,772	5.23%
Tax-exempt	424,477	24,918	5.87	320,743	24,220	7.55	245,392	17,996	7.33
Securities available-for-sale:(3
Taxable	951,757	13,083	1.37	1,214,352	22,363	1.84	1,076,689	22,828	2.12
Tax-exempt	46,226	434	0.94	49,023	516	1.05	22,410	321	1.43
Securities held-to-maturity:
Taxable	812,448	16,615	2.05	270,525	6,746	2.49	178,659	5,816	3.26
Interest-bearing deposits in other banks	174,264	485	0.28	219,540	630	0.29	276,413	1,114	0.40

Total interest-earning assets	3,169,607	$88,749	2.80%	2,789,736	$89,458	3.21%	2,503,054	$84,847	3.39%
Noninterest-earning assets	167,000			172,748			158,297
Allowance for loan losses	(20,452)			(18,039)			(15,767)

Total assets	$3,316,155			$2,944,445			$2,645,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:
NOW accounts	$713,677	$1,673	0.23%	$588,500	$1,561	0.27%	$476,807	$1,715	0.36%
Savings accounts	323,643	912	0.28	281,546	689	0.24	258,215	824	0.32
Money market accounts	800,052	2,472	0.31	666,949	2,373	0.36	584,059	2,706	0.46
Time deposits	387,514	4,777	1.23	418,789	6,250	1.49	484,142	9,356	1.93

Total interest-bearing deposits	2,224,886	9,834	0.44	1,955,784	10,873	0.56	1,803,223	14,601	0.81
Securities sold under agreements to repurchase	203,888	361	0.18	174,624	367	0.21	129,137	379	0.29
Other borrowed funds and subordinated debentures	231,032	8,610	3.73	217,542	8,300	3.82	202,209	7,786	3.85

Total interest-bearing liabilities	2,659,806	$18,805	0.71%	2,347,950	$19,540	0.83%	2,134,569	$22,766	1.07%
Noninterest-bearing liabilities
Demand deposits	441,193			386,863			326,102
Other liabilities	42,017			37,497			29,253

Total liabilities	3,143,016			2,772,310			2,489,924

Stockholders’ equity	173,139			172,135			155,660
Total liabilities and stockholders’ equity	$3,316,155			$2,944,445			$2,645,584

Net interest income on a fully taxable equivalent basis		$69,944			$69,918			$62,081

Less taxable equivalent adjustment		(8,984)			(7,964)			(6,782)

Net interest income		$60,960			$61,954			$55,299

Net interest spread			2.09%			2.38%			2.32%

Net interest margin			2.21%			2.51%			2.48%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	At amortized cost.

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

	2013 Compared with 2012			2012 Compared with 2011
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest income:
Loans
Taxable	$2,108	$(3,877)	$(1,769)	$622	$(2,411)	$(1,789)
Tax-exempt	6,800	(6,102)	698	5,675	549	6,224
Securities available-for-sale:
Taxable	(4,271)	(5,009)	(9,280)	2,730	(3,195)	(465)
Tax-exempt	(28)	(54)	(82)	299	(104)	195
Securities held-to-maturity:
Taxable	11,283	(1,414)	9,869	2,510	(1,580)	930
Interest-bearing deposits in other banks	(127)	(18)	(145)	(202)	(282)	(484)

Total interest income	15,765	(16,474)	(709)	11,634	(7,023)	4,611

Interest expense:
Deposits:
NOW accounts	307	(195)	112	352	(506)	(154)
Savings accounts	111	112	223	70	(205)	(135)
Money market accounts	436	(337)	99	350	(683)	(333)
Time deposits	(442)	(1,031)	(1,473)	(1,156)	(1,950)	(3,106)

Total interest-bearing deposits	412	(1,451)	(1,039)	(384)	(3,344)	(3,728)
Securities sold under agreements to repurchase	57	(63)	(6)	113	(125)	(12)
Other borrowed funds and subordinated debentures	506	(196)	310	586	(72)	514

Total interest expense	975	(1,710)	(735)	315	(3,541)	(3,226)

Change in net interest income	$14,790	$(14,764)	$26	$11,319	$(3,482)	$7,837

Average earning assets were $3,169,607,000 in 2013, an increase of $379,871,000 or 13.6% from the average in 2012, which was 11.5% higher than the average in 2011. Total average securities, including securities available-for-sale and securities held-to-maturity, were $1,810,431,000, an increase of 18.0% from the average in 2012. The increase in securities volume was mainly attributable to an increase in taxable securities. An increase in securities balances offset, somewhat, by lower securities returns resulted in higher securities income, which increased 1.7% to $30,132,000 on a fully tax equivalent basis. Total average loans increased 14.3% to $1,184,912,000 after increasing $87,413,000 in 2012. The primary reason for the increase in loans was due in large part to an increase in tax-exempt commercial real estate lending as well as residential first and second

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

mortgage lending. The increase in loan volume was offset by a decrease in loan rates that resulted in lower loan income. Loan income decreased by 1.8% or $1,071,000 to $58,132,000. Total loan income was $54,768,000 in 2011. Prepayment penalties collected were $491,000, $3,253,000, and $158,000 for 2013, 2012, and 2011, respectively.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 13.8%, or $323,432,000, in 2013 after increasing by 10.0%, or $213,322,000, in 2012. Deposits increased in 2013, primarily as a result of increases in demand deposits, savings, money market, and NOW accounts. Deposits increased in 2012, primarily as a result of increases in demand deposits, savings, money market and NOW accounts. Borrowed funds and subordinated debentures increased by 10.9% in 2013, following an increase of 18.4% in 2012. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB increased by approximately $13,489,000, and average retail repurchase agreements increased by $29,264,000 in 2013. Interest expense totaled $18,805,000 in 2013, a decrease of $735,000, or 3.8%, from 2012 when interest expense decreased 14.2% from 2011. The decrease in interest expense is primarily due to market decreases in deposit rates and continued deposit pricing discipline. Interest expense on time deposits accounted for a majority of this decrease.

Provision for Loan Losses

The provision for loan losses was $2,710,000 in 2013, compared with $4,150,000 in 2012 and $4,550,000 in 2011. These provisions are the result of management’s evaluation of the amounts and quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses decreased during 2013, primarily as a result of a lower level of charge-off activity and changes in the portfolio composition. The provision for loan losses decreased during 2012, primarily as a result of decreased provisions related to nonaccrual loans as well as management’s quantitative analysis of the loan portfolio.

The allowance for loan losses was $20,941,000 at December 31, 2013, compared with $19,197,000 at December 31, 2012. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.66% in 2013 and 1.73% in 2012. The allowance for loan losses increased despite a decrease in the provision for loan losses due to a lower level of charge-off activity combined with changes in the portfolio composition.

Nonperforming loans, which include all non-accruing loans, totaled $2,549,000 on December 31, 2013, compared with $4,471,000 on December 31, 2012. Nonperforming loans decreased primarily as a result of a decrease in construction and residential real estate nonperforming loans.

Other Operating Income

During 2013, the Company continued to experience positive results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Total other operating income in 2013 was $18,615,000, an increase of $2,750,000, or 17.3%, compared to 2012. This increase followed a decrease of $375,000, or 2.3%, in 2012, compared to 2011. Included in other operating income are net gains on sales of securities of $3,019,000, $1,843,000 and $1,940,000 in 2013, 2012 and 2011, respectively. Service charge income, which continues to be a major source of other operating income, totaling $8,113,000 in 2013, increased $233,000 compared to 2012. This followed a decrease of $5,000 in 2012 compared to 2011. The increase in fees, in 2013, was mainly attributable to an increase in fees collected from processing activities as well as an increase in debit card fees, which was offset, somewhat, by a decrease in overdraft fees. Service charges on deposit accounts decreased during 2012. The decrease in fees was mainly attributable to a decrease in overdraft fees, which was offset, somewhat, by an increase in debit card fees and fees collected from processing activities. Lockbox revenues totaled $3,079,000, up $149,000 in 2013 following an increase of $160,000 in 2012. Other income totaled $2,583,000, down $32,000 in 2013 following a decrease of $7,000 in 2012. The decrease in 2013 was mainly attributable to a decrease in ATM fees.

Operating Expenses

Total operating expenses were $55,812,000 in 2013, compared to $53,238,000 in 2012 and $48,742,000 in 2011.

Salaries and employee benefits expenses increased by $2,301,000 or 7.0% in 2013, after increasing by 11.2% in 2012. The increase in 2013 was mainly attributable to increases in staff levels, merit increases in salaries and increases in health insurance costs. The increase in 2012 was mainly attributable to increases in pension costs, staff levels, merit increases in salaries and increases in health insurance costs. The increase in pension costs in 2012 was mainly attributable to a decrease in the discount rate.

Occupancy expense increased by $305,000, or 6.5%, in 2013, following an increase of $284,000, or 6.4%, in 2012. The increase in 2013 was primarily attributable to an increase in rent expense, depreciation expense and building maintenance associated with branch expansion. The increase in 2012 was primarily attributable to an increase in rent expense and depreciation expense associated with branch expansion.

Equipment expense increased by $43,000, or 1.9%, in 2013, following an increase of $20,000, or 0.9%, in 2012. The increase in 2013 and 2012 was primarily attributable to an increase in service contracts.

FDIC assessments increased by $53,000, or 3.1%, in 2013, following a decrease of $288,000, or 14.2%, in 2012. FDIC assessments increased in 2013 mainly as a result of deposit growth. FDIC assessments decreased in 2012 mainly as a result of a decrease in the assessment rate.

Other operating expenses decreased by $128,000 in 2013, which followed a $1,167,000 increase in 2012. The decrease in 2013 was primarily attributable to a decrease in contributions and marketing expense offset somewhat by an increase in software maintenance. The increase in 2012 was primarily attributable to an increase in contributions, software maintenance and marketing expense offset somewhat by a decrease in core deposit intangible amortization.

Provision for Income Taxes

Income tax expense was $1,007,000 in 2013, $1,392,000 in 2012 and $1,554,000 in 2011. The effective tax rate was 4.8% in 2013, 6.8% in 2012 and 8.5% in 2011. The decrease in the effective tax rate for 2013 and 2012 was mainly attributable to an increase in tax-exempt interest income and tax credits as a percentage of taxable income. The federal tax rate was 34% in 2013, 2012 and 2011.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)
+400	(18.3)%
+300	(13.2)%
+200	(8.0)%
+100	(4.4)%
–100	1.4%
–200	1.0%

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $99,295,000 on December 31, 2013, compared with $169,650,000 on December 31, 2012. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $176,472,000 at December 31, 2013, compared with $179,990,000 at December 31, 2012. The Company’s stockholders’ equity decreased primarily as a result of an increase in other comprehensive loss, net of taxes, and dividends paid, offset somewhat by earnings. Other comprehensive loss, net of taxes, increased as a result of an increase in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity, offset, somewhat, by a decrease in the additional pension liability, net of taxes. Unrealized losses increased as a result of increases in interest rates. During the third quarter of 2013, $987,037,000 of securities available-for-sale with unrealized losses of $25,333,000 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The additional pension liability decreased mainly as a result of an increase in pension assets and decrease in the projected benefit obligation on the defined benefit pension plan.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 13.67% and 12.66%, respectively, and total capital-to-risk assets ratio of 14.92% and 13.91%, respectively, at December 31, 2013. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00%; and at December 31, 2013, the Company and the Bank exceeded this requirement with leverage ratios of 6.50% and 6.00%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2013.

Contractual Obligations and Commitments by Maturity (dollars in thousands)

	Payments Due — By Period
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB advances	$255,000	$53,000	$74,500	$77,000	$50,500
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	32,179	2,200	5,026	6,601	18,352
Lease obligations	10,655	2,070	3,499	2,270	2,816
Customer repurchase agreements	214,440	214,440	—	—	—

Total contractual cash obligations	$548,357	$271,710	$83,025	$85,871	$107,751

	Amount of Commitment Expiring — By Period
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Lines of credit	$249,941	$24,287	$96,589	$10,958	$118,107
Standby and commercial letters of credit	7,930	7,631	69	25	205
Other commitments	28,149	7,301	1,700	600	18,548

Total commitments	$286,020	$39,219	$98,358	$11,583	$136,860

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

Contract or Notional Amount	2013	2012
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$3,373	$13,580
Standby and commercial letters of credit	7,930	8,411
Unused lines of credit	249,941	217,246
Unadvanced portions of construction loans	7,026	17,609
Unadvanced portions of other loans	17,750	4,872

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $69,000 and $36,000 for 2013 and 2012, respectively.

Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies the scope of offsetting disclosure requirements in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU No. 2011-11. Effective January 1, 2013, companies are required to disclose (a) gross amounts of recognized assets and liabilities; (b) gross amounts offset in the statement of financial position; (c) net amounts of assets and liabilities presented in the statement of financial position; (d) gross amount subject to enforceable master netting agreement not offset in the statements of financial position; and (e) net amounts after deducting (d) from (c). The disclosure should be presented in tabular format (unless another format is more appropriate) separately for assets and liabilities. The intent of the new disclosure is to enable users of financial statements to understand the effect of those arrangements on its financial position and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. The Company implemented the provisions of ASU 2011-11 as of January 1, 2013. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

line items in net income or as a separate disclosure in the notes to the financial statements. The new standard is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. The Company has presented a separate footnote (Note 13) as a result of this pronouncement.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU amends ASC 815 to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. This ASU also eliminates the provision from ASC 815-20-25-6 that prohibits the use of different benchmark rates for similar hedges except in rate and justifiable circumstances. This ASU is effective prospectively for qualifying new hedging relationship entered into on or after July 17, 2013, and for hedging relationship redesignated on or after that day. As of December 31, 2013, the Company did not have any fair value and cash flow hedges. The adoption of ASU No. 2013-10 did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of unrecognized tax benefits (“UTBs”) when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under this ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset (“DTA”) for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when: (a) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; (b) the entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This amendment does not affect the amounts public entities disclose in the tabular reconciliation of the total amounts of UTBs because the tabular reconciliation presents the gross amount of UTBs. This ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. As of December 31, 2013, the Company did not have a UTB. Management will assess the applicability of this ASU after it becomes effective in the first quarter of 2014.

Consolidated Balance Sheets

December 31,	2013	2012
(dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$59,956	$53,646
Federal funds sold and interest-bearing deposits in other banks	34,722	98,637

Total cash and cash equivalents	94,678	152,283
Short-term investments	4,617	17,367
Securities available-for-sale, amortized cost $465,943 in 2013 and $1,414,595 in 2012 (Notes 3, 9 and 11)	464,245	1,434,801
Securities held-to-maturity, fair value $1,464,449 in 2013 and $281,924 in 2012 (Notes 4 and 11)	1,487,884	275,507
Federal Home Loan Bank of Boston, stock at cost	18,072	15,146
Loans, net (Note 5)	1,264,763	1,111,788
Less: allowance for loan losses (Note 6)	20,941	19,197

Net loans	1,243,822	1,092,591
Bank premises and equipment (Note 7)	23,400	23,899
Accrued interest receivable	6,539	5,811
Prepaid FDIC assessments	—	2,773
Other assets (Notes 8 and 16)	87,897	66,031

Total assets	$3,431,154	$3,086,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$475,862	$438,429
Savings and NOW deposits	992,796	933,316
Money market accounts	864,957	653,345
Time deposits (Note 10)	382,224	419,983

Total deposits	2,715,839	2,445,073
Securities sold under agreements to repurchase (Note 11)	214,440	191,390
Other borrowed funds (Note 12)	255,144	195,144
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	33,176	38,529

Total liabilities	3,254,682	2,906,219
Commitments and contingencies (Notes 7, 18 and 19)
Stockholders’ equity (Note 15):
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,580,404 shares in 2013 and 3,568,079 shares in 2012	3,580	3,568
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,976,180 shares in 2013 and 1,986,880 shares in 2012	1,976	1,986
Additional paid-in capital	11,932	11,891
Retained earnings	180,747	162,892

	198,235	180,337
Unrealized gains (losses) on securities available-for-sale, net of taxes	(1,045)	12,330
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(13,667)	—
Pension liability, net of taxes	(7,051)	(12,677)

Total accumulated other comprehensive loss, net of taxes (Notes 3, 13 and 15)	(21,763)	(347)

Total stockholders’ equity	176,472	179,990

Total liabilities and stockholders’ equity	$3,431,154	$3,086,209

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

Year Ended December 31,	2013	2012	2011
(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$33,214	$34,983	$36,772
Loans, non-taxable	16,082	16,432	11,324
Securities available-for-sale, taxable	13,024	22,286	22,782
Securities available-for-sale, non-taxable	286	340	211
Federal Home Loan Bank of Boston dividends	59	77	46
Securities held-to-maturity	16,615	6,746	5,816
Federal funds sold, interest-bearing deposits in other banks and short-term investments	485	630	1,114

Total interest income	79,765	81,494	78,065
INTEREST EXPENSE
Savings and NOW deposits	2,585	2,250	2,539
Money market accounts	2,472	2,373	2,706
Time deposits	4,777	6,250	9,356
Securities sold under agreements to repurchase	361	367	379
Other borrowed funds and subordinated debentures	8,610	8,300	7,786

Total interest expense	18,805	19,540	22,766

Net interest income	60,960	61,954	55,299
Provision for loan losses (Note 6)	2,710	4,150	4,550

Net interest income after provision for loan losses	58,250	57,804	50,749
OTHER OPERATING INCOME
Service charges on deposit accounts	8,113	7,880	7,885
Lockbox fees	3,079	2,930	2,770
Brokerage commissions	257	364	441
Net gains on sales of securities	3,019	1,843	1,940
Net gains on sales of loans	1,564	297	660
Other income	2,583	2,551	2,544

Total other operating income	18,615	15,865	16,240
OPERATING EXPENSES
Salaries and employee benefits (Note 17)	35,244	32,943	29,630
Occupancy	5,000	4,695	4,411
Equipment	2,298	2,255	2,235
FDIC assessments	1,790	1,737	2,025
Other (Note 20)	11,480	11,608	10,441

Total operating expenses	55,812	53,238	48,742

Income before income taxes	21,053	20,431	18,247
Provision for income taxes (Note 16)	1,007	1,392	1,554

Net income	$20,046	$19,039	$16,693

SHARE DATA (Note 14)
Weighted average number of shares outstanding, basic
Class A	3,575,683	3,557,693	3,543,233
Class B	1,980,855	1,990,474	1,997,411
Weighted average number of shares outstanding, diluted
Class A	5,557,693	5,549,191	5,541,794
Class B	1,980,855	1,990,474	1,997,411
Basic earnings per share
Class A	$4.39	$4.18	$3.68
Class B	$2.19	$2.09	$1.84
Diluted earnings per share
Class A	$3.61	$3.43	$3.01
Class B	$2.19	$2.09	$1.84

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2013	2012	2011
(dollars in thousands)
NET INCOME	$20,046	$19,039	$16,693
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(25,909)	5,854	6,666
Less: reclassification adjustment for gains included in net income	(3,019)	(1,843)	(1,940)

Total unrealized (losses) gains on securities	(28,928)	4,011	4,726
Accretion of net unrealized losses transferred during period	1,886	—	—
Defined benefit pension plans:
Pension liability adjustment:
Net gain (loss)	4,932	(2,488)	(4,047)
Amortization of prior service cost and loss included in net periodic benefit cost	694	649	380

Total pension liability adjustment	5,626	(1,839)	(3,667)
Other comprehensive (loss) income	(21,416)	2,172	1,059

Comprehensive income (loss)	$(1,370)	$21,211	$17,752

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2010	$3,529	$2,011	$11,537	$131,526	$(3,578)	$145,025
Net income	—	—	—	16,693	—	16,693
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $3,143 in taxes and $1,940 in realized net gains	—	—	—	—	4,726	4,726
Pension liability adjustment, net of $2,439 in taxes	—	—	—	—	(3,667)	(3,667)
Conversion of Class B Common Stock to Class A Common Stock, 17,000 shares	17	(17)	—	—	—	—
Stock options exercised, 2,450 shares	2	—	50	—	—	52
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,701)	—	(1,701)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(479)	—	(479)
BALANCE, DECEMBER 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649

Net income	—	—	—	19,039	—	19,039
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,491 in taxes and $1,843 in realized net gains	—	—	—	—	4,011	4,011
Pension liability adjustment, net of $1,223 in taxes	—	—	—	—	(1,839)	(1,839)
Conversion of Class B Common Stock to Class A Common Stock, 7,500 shares	8	(8)	—	—	—	—
Stock options exercised, 12,262 shares	12	—	292	—	—	304
Cashless stock options exercised, 6.750 shares	—	—	12	—	—	12
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,708)	—	(1,708)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(478)	—	(478)

BALANCE, DECEMBER 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990
Net income	—	—	—	20,046	—	20,046
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $8,527 in taxes and $3,019 in realized net gains	—	—	—	—	(13,375)	(13,375)
Unrealized losses on securities transferred to held-to-maturity, net of $9,781 in taxes	—	—	—	—	(15,553)	(15,553)
Accretion of net unrealized losses transferred during the period, net of $1,191 in taxes	—	—	—	—	1,886	1,886
Pension liability adjustment, net of $3,741 in taxes	—	—	—	—	5,626	5,626
Conversion of Class B Common Stock to Class A Common Stock, 10,700 shares	10	(10)	—	—	—	—
Stock options exercised, 1,625 shares	2	—	41	—	—	43
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,716)	—	(1,716)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(475)	—	(475)

BALANCE, DECEMBER 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

Year Ended December 31,	2013	2012	2011
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,046	$19,039	$16,693
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(82,395)	(20,149)	(22,664)
Proceeds from mortgage loans sold	93,337	14,457	19,697
Gain on sales of mortgage loans held for sale	(1,564)	(297)	(422)
Gain on sale of loans	—	—	(238)
Gain on sale of fixed assets	(1)	(1)	—
Net gains on sales of securities	(3,019)	(1,843)	(1,940)
Provision for loan losses	2,710	4,150	4,550
Deferred tax benefit	(2,929)	(2,104)	(953)
Net depreciation and amortization	5,358	6,445	5,558
(Increase) decrease in accrued interest receivable	(728)	211	579
Decrease in prepaid FDIC assessments	2,773	1,562	1,794
(Gain) loss on sales of other real estate owned	—	(1)	8
Write down of other real estate owned	—	—	117
Increase in other assets	(5,693)	(3,113)	(4,456)
Increase in other liabilities	4,043	1,070	503

Net cash provided by operating activities	31,938	19,426	18,826
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	22,367	38,397	121,106
Purchase of short-term investments	(9,617)	(37,413)	(25,539)
Proceeds from call of Federal Home Loan Bank of Boston stock	284	385	—
Purchase of Federal Home Loan Bank of Boston stock	(3,210)	—	—
Proceeds from calls/maturities of securities available-for-sale	256,420	532,734	722,403
Proceeds from sales of securities available-for-sale	224,045	294,881	75,615
Purchase of securities available-for-sale	(543,072)	(998,955)	(1,140,194)
Proceeds from calls/maturities of securities held-to-maturity	121,121	88,628	119,315
Purchase of securities held-to-maturity	(344,455)	(185,346)	(68,863)
Proceeds from sales of loans	—	—	4,000
Net increase in loans	(163,275)	(123,183)	(82,793)
Proceeds from sales of other real estate owned	—	1,584	802
Proceeds from sales of fixed assets	—	1	—
Capital expenditures	(1,819)	(4,300)	(2,692)

Net cash used in investing activities	(441,211)	(392,587)	(276,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposit accounts	(37,759)	(13,518)	16,241
Net increase in demand, savings, money market and NOW deposits	308,525	334,007	206,320
Net proceeds from the exercise of stock options	43	304	52
Cash dividends	(2,191)	(2,186)	(2,180)
Net increase in securities sold under agreements to repurchase	23,050	48,070	34,770
Net increase (decrease) in other borrowed funds	60,000	(48,999)	22,025

Net cash provided by financing activities	351,668	317,678	277,228

Net (decrease) increase in cash and cash equivalents	(57,605)	(55,483)	19,214
Cash and cash equivalents at beginning of year	152,283	207,766	188,552

Cash and cash equivalents at end of year	$94,678	$152,283	$207,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,812	$19,597	$22,799
Income taxes	4,008	3,348	3,109
Change in unrealized gains on securities available-for-sale, net of taxes	$(13,375)	$4,011	$4,726
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	(13,667)	—	—
Pension liability adjustment, net of taxes	5,626	(1,839)	(3,667)
Transfer of loans to other real estate owned	—	400	2,110
Transfer of securities available-for-sale to held-to-maturity	987,037	—	—

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

Level I — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices, such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Notes to Consolidated Financial Statements — (Continued)

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

SHORT-TERM INVESTMENTS

As of December 31, 2013 and 2012, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

The transfer of a security between categories of investments shall be accounted for at fair value. For a debt security transferred into the held-to-maturity category from the available-for-sale category, the unrealized holding gain or loss at the date of the transfer shall continue to be reported in a separate component of shareholders’ equity but shall be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security.

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market

Notes to Consolidated Financial Statements — (Continued)

value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. For the year ended December 31, 2013, the FHLBB reported preliminary net income of $212.3 million. The FHLBB also declared a dividend equal to an annual yield of 1.49%. As of December 31, 2013, no impairment has been recognized.

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

The Bank measures impairment for impaired loans at either the fair value of the loan, the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans such as residential real estate and consumer loans that are collectively evaluated for impairment and loans that are measured at fair value. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance when such an amount has been identified definitively as uncollectible. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Loans are charged-off when management believes that the collectibility of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectibility of the loan’s principal is not probable include the delinquency status of the loan, the fair value of the collateral, if secured, and, the financial strength of the borrower and/or guarantors. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification rate of interest.

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

Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of FASB ASC 310-30. For such loans, the discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the term of the loan. Prepayments are not considered in the calculation of accretion income. Additionally, the discount is not accreted on nonperforming loans.

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

While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Loans are charged-off in whole or in part when, in management’s opinion, collectibility is not probable. The specific factors that management considers in making the determination that

Notes to Consolidated Financial Statements — (Continued)

the collectibility of the loan’s principal is not probable include the delinquency status of the loan, the fair value of the collateral and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance when such an amount has been identified definitively as uncollectible.

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

Notes to Consolidated Financial Statements — (Continued)

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

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were options to purchase an aggregate of 20,375 shares of Class A common stock exercisable at December 31, 2013.

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

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested, and there were no options granted during 2013 and 2012.

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

RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies the scope of offsetting disclosure requirements in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU No. 2011-11. Effective January 1, 2013, companies are required to disclose (a) gross amounts of recognized assets and liabilities; (b) gross amounts offset in the statement of financial position; (c) net amounts of assets and liabilities presented in the statement of financial position; (d) gross amount subject to enforceable master netting agreement not offset in the statements of financial position; and (e) net amounts after deducting (d) from (c). The disclosure should be presented in tabular format (unless another format is more appropriate) separately for assets and liabilities. The intent of the new disclosure is to enable users of financial statements to understand the effect of those arrangements on its financial position and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards. The Company implemented the provisions of ASU 2011-11 as of January 1, 2013. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to

Notes to Consolidated Financial Statements — (Continued)

report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income or as a separate disclosure in the notes to the financial statements. The new standard is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. The Company has presented a separate footnote (Note 13) as a result of this pronouncement.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU amends ASC 815 to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. This ASU also eliminates the provision from ASC 815-20-25-6 that prohibits the use of different benchmark rates for similar hedges except in rate and justifiable circumstances. This ASU is effective prospectively for qualifying new hedging relationship entered into on or after July 17, 2013, and for hedging relationship redesignated on or after that day. As of December 31, 2013, the Company did not have any fair value and cash flow hedges. The adoption of ASU No. 2013-10 did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on financial statement presentation of unrecognized tax benefits (“UTBs”) when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under this ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset (“DTA”) for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when: (a) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; (b) the entity does not intend to use the DTA for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present a UTB in the financial statements as a liability and should not net the UTB with a DTA. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This amendment does not affect the amounts public entities disclose in the tabular reconciliation of the total amounts of UTBs because the tabular reconciliation presents the gross amount of UTBs. This ASU is effective for fiscal years beginning after December 15, 2013, and interim periods within those years. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. As of December 31, 2013, the Company did not have a UTB. Management will assess the applicability of this ASU after it becomes effective in the first quarter of 2014.

2.     Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 2013, and $9,608,000 at December 31, 2012.

Notes to Consolidated Financial Statements — (Continued)

3.     Securities Available-for-Sale

	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Treasury	$1,997	$1	$—	$1,998	$2,000	$4	$—	$2,004
U.S. Government Sponsored Enterprises	9,995	9	—	10,004	130,048	360	68	130,340
SBA Backed Securities	7,270	32	—	7,302	8,043	113	—	8,156
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	404,103	588	1,501	403,190	1,212,953	20,816	412	1,233,357
Privately Issued Residential Mortgage-Backed Securities	2,294	6	23	2,277	2,938	31	22	2,947
Obligations Issued by States and Political Subdivisions	37,578	15	870	36,723	55,855	41	722	55,174
Other Debt Securities	2,300	—	125	2,175	2,300	—	47	2,253
Equity Securities	406	170	—	576	458	112	—	570

Total	$465,943	$821	$2,519	$464,245	$1,414,595	$21,477	$1,271	$1,434,801

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $368,137,000 and $665,028,000 at December 31, 2013 and 2012, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $12,214,000 and $220,313,000 at December 31, 2013 and 2012, respectively. The Company realized gains on sales of securities of $3,019,000, $1,843,000 and $1,940,000 from the proceeds of sales of available-for-sale securities of $224,045,000, $294,881,000 and $75,615,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2013.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$36,942	$36,964
After one but within five years	180,676	180,540
After five but within ten years	238,822	238,018
More than ten years	7,597	6,771
Nonmaturing	1,906	1,952

Total	$465,943	$464,245

The weighted average remaining life of investment securities available-for-sale at December 31, 2013, was 5.1 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $415,692,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

Notes to Consolidated Financial Statements — (Continued)

The Company transferred $987,037,000 of securities with unrealized losses of $25,333,000 from available-for-sale to held-to-maturity during 2013.

As of December 31, 2013 and December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 and December 31, 2012.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 47 and 7 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 234 holdings at December 31, 2013.

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprise	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	289,709	1,352	24,557	149	314,266	1,501
Privately Issued Residential Mortgage-Backed Securities	1,486	23	—	—	1,486	23
Obligations Issued by States and Political Subdivisions	—	—	3,820	870	3,820	870
Other Debt Securities	—	—	1,376	125	1,376	125

Total temporarily impaired securities	$291,195	$1,375	$29,753	$1,144	$320,948	$2,519

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

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprise	$34,967	$68	$—	$—	$34,967	$68
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	93,006	383	10,169	29	103,175	412
Privately Issued Residential Mortgage-Backed Securities	—	—	1,863	22	1,863	22
Obligations Issued by States and Political Subdivisions	—	—	3,963	722	3,963	722
Other Debt Securities	—	—	1,453	47	1,453	47

Total temporarily impaired securities	$127,973	$451	$17,448	$820	$145,421	$1,271

4.     Investment Securities Held-to-Maturity

	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Government Sponsored Enterprise	$291,779	$185	$5,043	$286,921	$17,747	$19	$8	$17,758
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,196,105	2,239	20,816	1,177,528	257,760	6,480	74	264,166

Total	$1,487,884	$2,424	$25,859	$1,464,449	$275,507	$6,499	$82	$281,924

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $732,144,000 and $149,366,000 at December 31, 2013, and 2012, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $510,060,000 and $103,617,000 at December 31, 2013, and 2012, respectively.

At December 31, 2013 and 2012, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2013.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$5,689	$5,672
After one but within five years	827,333	818,936
After five but within ten years	653,784	638,750
More than ten years	1,078	1,091

Total	$1,487,884	$1,464,449

Notes to Consolidated Financial Statements — (Continued)

The weighted average remaining life of investment securities held-to-maturity at December 31, 2013, was 5.2 years. Included in the weighted average remaining life calculation at December 31, 2013, were $224,663,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations.

The Company transferred $987,037,000 of securities with unrealized losses of $25,333,000 from available-for-sale to held-to-maturity during 2013.

As of December 31, 2013 and December 31, 2012, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013 and December 31, 2012.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 191 and 13 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 300 holdings at December 31, 2013.

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprises	$232,535	$5,043	$—	$—	$232,535	$5,043
U.S. Government Agency and Sponsored
Enterprise Mortgage-Backed Securities	931,180	18,654	80,362	2,162	1,011,542	20,816

Total temporarily impaired securities	$1,163,715	$23,697	$80,362	$2,162	$1,244,077	$25,859

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

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2013	2012
(dollars in thousands)
Construction and land development	$33,058	$38,618
Commercial and industrial	92,402	88,475
Commercial real estate	713,327	576,465
Residential real estate	286,041	281,857
Consumer	8,824	6,823
Home equity	130,277	118,923
Overdrafts	834	627

Total	$1,264,763	$1,111,788

At December 31, 2013, and December 31, 2012, loans were carried net of discounts of $454,000 and $498,000, respectively. Net deferred fees included in loans at December 31, 2013, and December 31, 2012, were $174,000 and $369,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $109,301,000 and $26,786,000 at December 31, 2013, and December 31, 2012, respectively. The Company had no residential real estate loans held for sale at December 31, 2013 and had $9,378,000 at December 31, 2012.

As of December 31, 2013 and 2012, the Company’s recorded investment in impaired loans was $7,788,000 and $5,925,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2013, there were $6,723,000 of impaired loans with a specific reserve of $1,019,000. At December 31, 2012, there were $5,223,000 of impaired loans with a specific reserve of $1,732,000.

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

Notes to Consolidated Financial Statements — (Continued)

The composition of nonaccrual loans and impaired loans is as follows:

December 31,	2013	2012	2011
(dollars in thousands)
Loans on nonaccrual	$2,549	$4,471	$5,827
Loans 90 days past due and still accruing	—	—	18
Impaired loans on nonaccrual included above	1,819	2,878	3,468
Total recorded investment in impaired loans	7,788	5,925	8,102
Average recorded investment of impaired loans	6,776	7,043	10,284
Accruing troubled debt restructures	5,969	3,048	4,634
Interest income not recorded on nonaccrual loans according to their original terms	711	753	846
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	161	180	155

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2013.

Balance at December 31, 2012	Additions	Repayments and Deletions	Balance at December 31, 2013
(dollars in thousands)
$4,663	$310	$269	$4,704

6.     Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the allowance for loan losses for each of the three years ending December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
(dollars in thousands)
Allowance for loan losses, beginning of year	$19,197	$16,574	$14,053
Loans charged-off	(1,813)	(2,301)	(2,824)
Recoveries on loans previously charged-off	847	774	795

Net charge-offs	(966)	(1,527)	(2,029)
Provision charged to expense	2,710	4,150	4,550

Allowance for loan losses, end of year	$20,941	$19,197	$16,574

Notes to Consolidated Financial Statements — (Continued)

ALLOWANCE FOR LOAN LOSSES AND AMOUNT OF INVESTMENTS IN LOANS

Further information pertaining to the allowance for loan losses at December 31, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197
Charge-offs	(1,000)	(234)	—	—	(579)	—	—	(1,813)
Recoveries	—	389	19	11	427	1	—	847
EAProvision	133	(284)	2,134	1	251	72	403	2,710

Ending balance at December 31, 2013	$2,174	$2,989	$11,218	$2,006	$432	$959	$1,163	$20,941

Amount of allowance for loan losses for loans deemed to be impaired	$12	$367	$417	$129	$—	$94	$—	$1,019
Amount of allowance for loan losses for loans not deemed to be impaired	$2,162	$2,622	$10,801	$1,877	$432	$865	$1,163	$19,922
Loans:
Ending balance	$33,058	$92,402	$713,327	$286,041	$9,658	$130,277	$—	$1,264,763
Loans deemed to be impaired	$608	$1,367	$4,520	$1,199	$—	$94	$—	$7,788
Loans not deemed to be impaired	$32,450	$91,035	$708,807	$284,842	$9,658	$130,183	$—	$1,256,975

Further information pertaining to the allowance for loan losses at December 31, 2012 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2011	$2,893	$3,139	$6,566	$1,886	$356	$704	$1,030	$16,574
Charge-offs	—	(1,253)	—	(192)	(697)	(159)	—	(2,301)
Recoveries	—	307	9	17	422	19	—	774
Provision	148	925	2,490	283	252	322	(270)	4,150

Ending balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197

Amount of allowance for loan losses or loans deemed to be impaired	$1,000	$104	$415	$117	$—	$96	$—	$1,732
Amount of allowance for loan losses for loans not deemed to be impaired	$2,041	$3,014	$8,650	$1,877	$333	$790	$760	$17,465
Loans:
Ending balance	$38,618	$88,475	$576,465	$281,857	$7,450	$118,923	$—	$1,111,788
Loans deemed to be impaired	$1,500	$1,282	$2,281	$766	$—	$96	$—	$5,925
Loans not deemed to be impaired	$37,118	$87,193	$574,184	$281,091	$7,450	$118,827	$—	$1,105,863

Notes to Consolidated Financial Statements — (Continued)

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2013.

Loans rated 5 (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2013.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2013, and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at December 31, 2013.

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$25,138	$90,563	$707,461
4 (Monitor)	7,312	472	1,346
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	608	1,367	4,520

Total	$33,058	$92,402	$713,327

The following table presents the Company’s loans by risk rating at December 31, 2012.

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$29,719	$86,587	$569,760
4 (Monitor)	7,399	606	4,424
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	1,500	1,282	2,281

Total	$38,618	$88,475	$576,465

Notes to Consolidated Financial Statements — (Continued)

The Company utilized payment performance as credit quality indicators for residential real state, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

Further information pertaining to the allowance for loan losses at December 31, 2013 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$500	$—	$500	$32,558	$33,058
Commercial and industrial	112	706	—	818	91,584	92,402
Commercial real estate	1,496	306	—	1,802	711,525	713,327
Residential real estate	2,232	1,034	—	3,266	282,775	286,041
Consumer and overdrafts	11	3	—	14	9,644	9,658
Home equity	1,710	—	—	1,710	128,567	130,277

Total	$5,561	$2,549	$—	$8,110	$1,256,653	$1,264,763

Further information pertaining to the allowance for loan losses at December 31, 2012 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$1,500	$—	$1,500	$37,118	$38,618
Commercial and industrial	1,256	676	—	1,932	86,543	88,475
Commercial real estate	3,450	674	—	4,124	572,341	576,465
Residential real estate	864	1,597	—	2,461	279,396	281,857
Consumer and overdrafts	32	24	—	56	7,394	7,450
Home equity	1,088	—	—	1,088	117,835	118,923

Total	$6,690	$4,471	$—	$11,161	$1,100,627	$1,111,788

IMPAIRED LOANS

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectibility of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectibility of the loan’s principal is not probable include; the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the “Notes to Consolidated Financial Statements.”

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2013:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$500	$3,292	$—	$—	$—
Commercial and industrial	238	268	—	361	1
Commercial real estate	82	82	—	132	—
Residential real estate	246	259	—	169	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$1,066	$3,901	$—	$662	$1

With required reserve recorded:
Construction and land development	$108	$108	$12	$1,371	$1
Commercial and industrial	1,129	1,371	367	902	37
Commercial real estate	4,438	4,527	417	2,868	120
Residential real estate	953	1,035	129	878	2
Consumer	—	—	—	—	—
Home equity	94	94	94	95	—

Total	$6,722	$7,135	$1,019	$6,114	$160

Total
Construction and land development	$608	$3,400	$12	$1,371	$1
Commercial and industrial	1,367	1,639	367	1,263	38
Commercial real estate	4,520	4,609	417	3,000	120
Residential real estate	1,199	1,294	129	1,047	2
Consumer	—	—	—	—	—
Home equity	94	94	94	95	—

Total	$7,788	$11,036	$1,019	$6,776	$161

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2012:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value	Interest Income Recognized
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$346	$—
Commercial and industrial	503	994	—	425	1
Commercial real estate	169	199	—	176	—
Residential real estate	30	31	—	124	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$702	$1,224	$—	$1,071	$1

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,154	$—
Commercial and industrial	779	995	104	1,317	40
Commercial real estate	2,112	2,158	415	2,817	138
Residential real estate	736	736	117	640	1
Consumer	—	—	—	—	—
Home equity	96	96	96	44	—

Total	$5,223	$7,277	$1,732	$5,972	$179

Total
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—
Commercial and industrial	1,282	1,989	104	1,742	41
Commercial real estate	2,281	2,357	415	2,993	138
Residential real estate	766	767	117	764	1
Consumer	—	—	—	—	—
Home equity	96	96	96	44	—

Total	$5,925	$8,501	$1,732	$7,043	$180

Troubled Debt Restructurings are identified as a modification in which a concession was granted to a customer who was having financial difficulties. This concession may be below market rate, longer amortization/term, or a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations.

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to troubled debt restructurings occurring during the year ended December 31, 2013:

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(dollars in thousands)
Construction and land development	1	$108	$108
Commercial and industrial	2	67	64
Commercial real estate	3	2,376	2,356
Residential real estate	1	285	162

Total	7	$2,836	$2,690

There was one commercial and industrial troubled debt restructuring, that subsequently defaulted amounting to $6,000 during 2013. The loans were modified for 2013, by reducing interest rates as well as extending term on the commercial and industrial loan. The financial impact of the modifications for performing commercial and industrial loans were $808 reduction in principal and $606 reduction in interest payments for the year ended December 31, 2013. The financial impact of the modifications for performing commercial real estate loans were $5,246 increase in principal and $23,227 reduction in interest payments for the year ended December 31, 2013. The financial impact of the modifications for performing construction and land development loans were $1,515 reduction in principal and $1,098 reduction in interest payments for the year ended December 31, 2013. The financial impact of the modifications for performing residential real estate loans were $4,704 reduction in principal and $4,104 reduction in interest payments for the year ended December 31, 2013.

The following is information pertaining to troubled debt restructurings occurring during the year ended December 31, 2012:

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(dollars in thousands)
Construction and land development	1	$750	$736
Commercial and industrial	1	6	6
Commercial real estate	1	98	96

Total	3	$854	$838

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

Notes to Consolidated Financial Statements — (Continued)

7.     Bank Premises and Equipment

December 31,	2013	2012	Estimated Useful Life
(dollars in thousands)
Land	$3,478	$3,478	—
Bank premises	19,235	18,353	30-39 years
Furniture and equipment	31,965	31,319	3-10 years
Leasehold improvements	10,010	9,930	30-39 years or lease term

	64,688	63,080
Accumulated depreciation and amortization	(41,288)	(39,181)

Total	$23,400	$23,899

The Company and its subsidiaries are obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $2,094,000, $2,055,000 and $2,007,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Rental income approximated $299,000, $329,000 and $455,000 in 2013, 2012 and 2011, respectively.

Future minimum rental commitments for non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2013, were as follows:

Year	Amount
(dollars in thousands)
2014	$2,070
2015	1,824
2016	1,675
2017	1,235
2018	1,035
Thereafter	2,816

$10,655

8.     Goodwill and Identifiable Intangible Assets

At December 31, 2013 and 2012, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.

During the full year of 2011, the Company’s Class A common stock traded close to or above book value per share. Accordingly, at December 31, 2011, management measured for impairment utilizing the fair value of the reporting unit based on the recent stock price of the Company.

Notes to Consolidated Financial Statements — (Continued)

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2013 and 2012 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Core Deposit Intangibles	Mortgage Servicing Rights	Total
(dollars in thousands)
Balance at December 31, 2011	$2,714	$120	$123	$2,957
Additions	—	—	48	48
Amortization Expense	—	(120)	(34)	(154)

Balance at December 31, 2012	$2,714	$—	137	$2,851
Additions	—	—	653	653
Amortization Expense	—	—	(87)	(87)

Balance at December 31, 2013	$2,714	$—	703	$3,417

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

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2013, are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$1,998	$—	$1,998	$—
U.S. Government Sponsored Enterprises	10,004	—	10,004	—
SBA Backed Securities	7,302	—	7,302	—
U.S. Government Agency and Sponsored Enterprises
Mortgage-Backed Securities	403,189	—	403,189	—
Privately Issued Residential Mortgage-Backed Securities	2,277	—	2,277	—
Obligations Issued by States and Political Subdivisions	36,723	—	416	36,307
Other Debt Securities	2,176	—	2,176	—
Equity Securities	576	286	—	290

Total	$464,245	$286	$427,362	$36,597

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$1,747	$—	$—	$1,747

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for 2013 for the estimated credit loss amounted to $48,000.

There were no transfers between level 1 and 2 for the year ended December 31, 2013. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2013.

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2013. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$36,597	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	1,747	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-25% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2013 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2012	$3,963	$49,477	$342	$53,782
Purchases	—	50,012	—	50,012
Maturities	—	(66,976)	(52)	(67,028)
Amortization	—	(26)	—	(26)
Change in fair value	(143)	—	—	(143)

Balance at December 31, 2013	$3,820	$32,487	$290	$36,597

The amortized cost of Level 3 securities was $37,463,000 with an unrealized loss of $866,000 at December 31, 2013. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Unobservable Input Value or Range
Securities AFS(1)	$53,782	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	3,587	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-25% discount

Notes to Consolidated Financial Statements — (Continued)

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2012 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2011	$3,725	$14,772	$417	$18,914
Purchases	—	90,960	—	90,960
Maturities	—	(56,214)	(75)	(56,289)
Amortization	—	(41)	—	(41)
Change in fair value	238	—	—	238

Balance at December 31, 2012	$3,963	$49,477	$342	$53,782

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

10.     Deposits

The following is a summary of remaining maturities or re-pricing of time deposits as of December 31,

	2013	Percent	2012	Percent
(dollars in thousands)
Within one year	$248,758	65%	$299,456	71%
Over one year to two years	41,533	11%	67,918	16%
Over two years to three years	48,357	13%	19,834	5%
Over three years to five years	43,576	11%	32,775	8%

Total	$382,224	100%	$419,983	100%

Time deposits of $100,000 or more totaled $259,665,000 and $287,048,000 in 2013 and 2012, respectively.

11.     Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2013	2012	2011
(dollars in thousands)
Amount outstanding at December 31	$214,440	$191,390	$143,320
Weighted average rate at December 31	0.18%	0.17%	0.24%
Maximum amount outstanding at any month end	$214,440	$213,730	$152,267
Daily average balance outstanding during the year	$203,888	$174,624	$129,137
Weighted average rate during the year	0.18%	0.21%	0.29%

Notes to Consolidated Financial Statements — (Continued)

Amounts outstanding at December 31, 2013, 2012 and 2011 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $216,747,000, $187,995,000 and $140,891,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2013, 2012 and 2011, respectively. The approximate fair value of the collateral at those dates was $213,350,000, $191,704,000, and $143,212,000, respectively.

12.     Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2013	2012	2011
(dollars in thousands)
Amount outstanding at December 31	$291,227	$231,227	$280,226
Weighted average rate at December 31	3.04%	3.54%	2.85%
Maximum amount outstanding at any month end	$291,227	$277,226	$280,226
Daily average balance outstanding during the year	$231,032	$217,542	$202,209
Weighted average rate during the year	3.73%	3.82%	3.85%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2013, was approximately $423,143,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	2013		2012		2011
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(dollars in thousands)
Within one year	$53,000	0.40%	$46,000	1.86%	$81,500	0.42%
Over one year to two years	19,500	2.42%	17,500	3.01%	23,500	3.34%
Over two years to three years	55,000	3.07%	19,500	2.42%	17,500	3.01%
Over three years to five years	77,000	3.05%	90,000	3.33%	74,500	2.90%
Over five years	50,500	3.39%	22,000	4.19%	47,000	4.38%

Total	$255,000	2.52%	$195,000	2.96%	$244,000	2.41%

Included in the table above are $35,000,000 of FHLBB advances for each of the years at December 31, 2013, 2012 and 2011, respectively, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

During 2013, the Company restructured $14,500,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 3.16% and the weighted average remaining maturity was 12 months. Subsequent to restructure, the weighted average rate was 3.24% and the weighted average maturity was 68 months. The restructures were accounted for as modifications.

During 2011, the Company restructured $18,000,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 4.45% and the weighted average remaining maturity was 25 months. Subsequent to restructure, the weighted average rate was 3.50% and the weighted average maturity was 60 months. The restructures were accounted for as modifications.

Notes to Consolidated Financial Statements — (Continued)

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2013 and 2012. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust. Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities on January 10, 2005.

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

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2013 and 2012.

The Bank also has an outstanding loan in the amount of $144,000 at December 31, 2013 and 2012, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

13.     Reclassifications Out of Accumulated Other Comprehensive Income(a)

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year ended December 31, 2013(a)	Year ended December 31, 2012(a)	Affected line item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$3,019	$1,843	Net gains on sales of investments
	(1,179)	(728)	Provision for income taxes

	$1,840	$1,115	Net income

Accretion of unrealized losses transferred	$3,077	$—	Securities held-to-maturity
	(1,191)	—	Provision for income taxes

	$1,886	$—	Net Income

Amortization of defined benefit pension items
Prior-service costs	$(10)	$(10)	Salaries and employee benefits(b)
Actuarial gains (losses)	(1,144)	(1,071)	Salaries and employee benefits(b)

Total before tax	(1,154)	(1,081)	Income before taxes
Tax (expense) or benefit	460	432	Provision for income taxes

Net of tax	$(694)	$(649)	Net income

Total reclassifications for the period	$3,032	$466	Net income

Notes to Consolidated Financial Statements — (Continued)

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 17) for additional details).

14.     Earnings per share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2013, 2012 and 2011 was an increase of 1,155, 1,024 and 1,149 shares, respectively.

The following table is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,	2013	2012	2011
(in thousands except share and per share data)
BASIC EPS COMPUTATION
Numerator:
Net income, Class A	$15,698	$14,877	$13,023
Net income, Class B	4,348	4,162	3,670
Denominator:
Weighted average shares outstanding, Class A	3,575,683	3,557,693	3,543,233
Weighted average shares outstanding, Class B	1,980,855	1,990,474	1,997,411
Basic EPS, Class A	$4.39	$4.18	$3.68
Basic EPS, Class B	2.19	2.09	1.84

DILUTED EPS COMPUTATION
Numerator:
Net income, Class A	$15,698	$14,877	$13,023
Net income, Class B	4,348	4,162	3,670

Total net income, for diluted EPS, Class A computation	20,046	19,039	16,693
Denominator:
Weighted average shares outstanding, basic, Class A	3,575,683	3,557,693	3,543,233
Weighted average shares outstanding, Class B	1,980,855	1,990,474	1,997,411
Dilutive effect of Class A stock options	1,155	1,024	1,150

Weighted average shares outstanding diluted, Class A	5,557,693	5,549,191	5,541,794
Weighted average shares outstanding, Class B	1,980,855	1,990,474	1,997,411
Diluted EPS, Class A	$3.61	$3.43	$3.01
Diluted EPS, Class B	2.19	2.09	1.84

Notes to Consolidated Financial Statements — (Continued)

15.     Stockholders’ Equity

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

STOCK REPURCHASE PLAN

During 2013, the Board of Directors of the Company approved a reauthorization of the stock repurchase program. Under the program, the Company is reauthorized to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock outstanding. This vote supersedes the previous program voted by the Board of Directors during 2012, which also authorized the Company to repurchase up to 300,000, or less than 9%, of Century Bancorp Class A Common Stock. The stock buyback is authorized to take place from time-to-time, subject to prevailing market conditions. The purchases are made on the open market and are funded from available cash.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were 20,375 options exercisable at December 31, 2013.

Stock option activity under the plan is as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	23,350	$31.17	36,062	$28.90	38,712	$28.36
Forfeited	(1,350)	26.68	(450)	22.50	(200)	15.06
Exercised	(1,625)	26.76	(12,262)	24.82	(2,450)	21.44

Outstanding at end of year	20,375	$31.82	23,350	$31.17	36,062	$28.90

Exercisable at end of year	20,375	$31.82	23,350	$31.17	36,062	$28.90

Available to be granted at end of year	224,884		223,534		223,084

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2013, 2012 and 2011, the options outstanding have exercise prices between $15.06 and $31.83, and a weighted average remaining contractual life of one year for 2013 and two years for 2012 and 2011. The weighted average intrinsic value of options exercised for the period ended December 31, 2013, was $6.49 per share with an aggregate value of $10,548. The average intrinsic value of options exercisable at December 31, 2013, 2012 and 2011 had an aggregate value of $29,136, $41,549 and $49,145, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual Amount	Ratio	For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)	$230,038	13.91%	$132,338	8.00%	$165,422	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	209,360	12.66%	66,169	4.00%	99,253	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	209,360	6.00%	139,467	4.00%	174,334	5.00%
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)	$206,464	14.15%	$116,726	8.00%	$145,907	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	188,226	12.90%	58,363	4.00%	87,544	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	188,226	6.11%	123,202	4.00%	154,002	5.00%

Notes to Consolidated Financial Statements — (Continued)

The Company’s actual capital amounts and ratios are presented in the following table:

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)	$247,761	14.92%	$132,870	8.00%	$166,088	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	227,000	13.67%	66,435	4.00%	99,653	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	227,000	6.50%	139,769	4.00%	174,711	5.00%
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)	$227,945	15.59%	$116,976	8.00%	$146,220	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	209,668	14.34%	58,488	4.00%	87,732	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	209,668	6.80%	123,377	4.00%	154,221	5.00%

16.     Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2013	2012	2011
(dollars in thousands)
Current expense:
Federal	$3,520	$3,181	$2,198
State	416	315	309

Total current expense	3,936	3,496	2,507

Deferred (benefit) expense:
Federal	(2,564)	(1,833)	(961)
State	(365)	(271)	8

Total deferred benefit	(2,929)	(2,104)	(953)

Provision for income taxes	$1,007	$1,392	$1,554

There were no penalties during 2011, 2012, or 2013. There was approximately $2,000 paid to the Internal Revenue Service for interest during 2012.

Income tax accounts included in other assets/liabilities at December 31 are as follows:

	2013	2012
(dollars in thousands)
Currently receivable	$702	$630
Deferred income tax asset, net	30,857	14,551

Total	$31,559	$15,181

Notes to Consolidated Financial Statements — (Continued)

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2013	2012	2011
(dollars in thousands)
Federal income tax expense at statutory rates	$7,158	$6,946	$6,204
State income tax, net of federal income tax benefit	34	29	209
Insurance income	(380)	(396)	(396)
Effect of tax-exempt interest	(5,348)	(4,628)	(3,801)
Net tax credit	(572)	(633)	(683)
Other	115	74	21

Total	$1,007	$1,392	$1,554

Effective tax rate	4.8%	6.8%	8.5%

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2013	2012
(dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$9,199	$8,103
Unrealized losses on securities transferred to held-to-maturity	8,590	—
Deferred compensation	6,515	5,643
Pension and SERP liability	4,880	8,621
AMT credit	3,164	1,908
Unrealized losses (gains) on securities available-for-sale	652	(7,875)
Acquisition premium	438	541
Nonaccrual interest	136	151
Depreciation	109	(36)
Investments write down	26	26
Deferred gain	—	11
Other	198	235

Gross deferred income tax asset	33,907	17,328

Deferred income tax liabilities:
Limited partnerships	(2,769)	(2,722)
Mortgage servicing rights	(281)	(55)

Gross deferred income tax liability	(3,050)	(2,777)

Deferred income tax asset net	$30,857	$14,551

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2013. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse

Notes to Consolidated Financial Statements — (Continued)

during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. The Company is in an Alternative Minimum Tax (“AMT”) credit position. The AMT credit is carried as a deferred asset and has an indefinite life. The Company has potential tax planning strategies available which support the deferred AMT credit and, at this time, no valuation allowance is needed.

The Company and its subsidiaries file a consolidated federal tax return. For the tax year beginning in 2009, the Commonwealth of Massachusetts requires a combined state tax return, except for security corporations, which file separate tax returns. The Company is subject to federal and state examinations for tax years after December 31, 2009.

17.	Employee Benefits

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

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2014 to 2018 are $1,092,000, $1,176,000, $1,247,000, $1,322,000, and $1,325,000, respectively. The aggregate benefits expected to be paid in the five years from 2019 to 2023 are $8,011,000. The Company plans to contribute $1,000,000 to the Plan in 2014.

The fair value of plan assets and major categories as of December 31, 2013, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Collective funds	52.9%	$17,092	$856	$16,236	$—
Equity securities	25.9%	8,355	8,355	—	—
Mutual funds	13.1%	4,250	3,832	418	—
Hedge funds	7.0%	2,256	—	—	2,256
Short-term investments	1.1%	369	249	120	—

	100.0%	$32,322	$13,292	$16,774	$2,256

Notes to Consolidated Financial Statements — (Continued)

The fair value of plan assets and major categories as of December 31, 2012, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Collective funds	52.5%	$12,593	$767	$11,826	$—
Equity securities	24.6%	5,892	5,892	—	—
Mutual funds	14.1%	3,370	3,086	284	—
Hedge funds	7.0%	1,691	—	—	1,691
Short-term investments	1.8%	437	62	375	—

	100.0%	$23,983	$9,807	$12,485	$1,691

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

Notes to Consolidated Financial Statements — (Continued)

The changes in Level 3 securities are shown in the table below:

Year Ended December 31,	2013	2012
(dollars in thousands)
Balance at beginning of year	$1,691	$1,522
Purchases	55	152
Actual return – assets still being held	510	17

Balance at end of year	$2,256	$1,691

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

The benefits expected to be paid in each year from 2014 to 2018 are $1,108,000, $1,088,000, $1,515,000, $1,973,000 and $1,981,000, respectively. The aggregate benefits expected to be paid in the five years from 2019 to 2023 are $10,341,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2013	2012	2013	2012
(dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$31,910	$28,784	$25,835	$21,097
Service cost	1,196	1,097	1,554	1,425
Interest cost	1,257	1,295	1,072	923
Actuarial (gain)/loss	(3,734)	1,401	(1,916)	3,482
Benefits paid	(750)	(667)	(1,043)	(1,092)

Projected benefit obligation at end of year	$29,879	$31,910	$25,502	$25,835

Change in plan assets
Fair value of plan assets at beginning of year	$23,983	$20,517
Actual (loss) return on plan assets	4,619	2,333
Employer contributions	4,470	1,800
Benefits paid	(750)	(667)

Fair value of plan assets at end of year	$32,322	$23,983

(Unfunded) Funded status	$2,443	$(7,927)	$(25,502)	$(25,835)

Accumulated benefit obligation	$29,747	$31,773	$22,278	$22,181

Notes to Consolidated Financial Statements — (Continued)

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2013	2012	2013	2012
(dollars in thousands)
Weighted-average assumptions as of December 31
Discount rate — Liability	5.00%	4.00%	5.00%	4.00%
Discount rate — Expense	4.00%	4.50%	4.00%	4.50%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$1,196	$1,097	$1,554	$1,425
Interest cost	1,257	1,295	1,072	923
Expected return on plan assets	(1,880)	(1,641)	—	—
Recognized prior service cost	(104)	(104)	114	114
Recognized net losses	630	735	514	336

Net periodic cost	$1,099	$1,382	$3,254	$2,798

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$104	$104	$(114)	$(114)
Net (gain) loss	(6,956)	(25)	(2,401)	3,098

Total recognized in other comprehensive income	(6,852)	79	(2,515)	2,984

Total recognized in net periodic benefit cost and other comprehensive income	$(5,753)	$1,461	$739	$5,782

	December 31, 2013			December 31, 2012
	Plan	Supplemental Plan	Total	Plan	Supplemental Plan	Total
(dollars in thousands)
Prior service cost	$516	$(991)	$(475)	$620	$(1,105)	$(485)
Net actuarial loss	(3,361)	(7,901)	(11,262)	(10,317)	(10,302)	(20,619)

Total	$(2,845)	$(8,892)	$(11,737)	$(9,697)	$(11,407)	$(21,104)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2013, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2014	$(104)	$114
Amortization of loss to be recognized in 2014	12	355

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

Notes to Consolidated Financial Statements — (Continued)

benchmarks for expected return, correlation and volatility for each asset class. Also, as a part of the review, the Company’s management in consultation with independent consulting actuaries performs an analysis of discount rates based on expected returns of high-grade fixed income debt securities.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $322,000 for 2013, $308,000 for 2012 and $266,000 for 2011. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $1,313,000, $1,289,000 and $1,100,000 in 2013, 2012, and 2011, respectively.

The Company does not offer any postretirement programs other than pensions.

18.     Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2013. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

19.     Financial Instruments with Off-Balance-Sheet Risk

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

Contract or Notional Amount

	2013	2012
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$3,373	$13,580
Standby and commercial letters of credit	7,930	8,411
Unused lines of credit	249,941	217,246
Unadvanced portions of construction loans	7,026	17,609
Unadvanced portions of other loans	17,750	4,872

Notes to Consolidated Financial Statements — (Continued)

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

20.     Other Operating Expenses

Year ended December 31,	2013	2012	2011
(dollars in thousands)
Marketing	$1,749	$1,853	$1,575
Software maintenance/amortization	1,417	1,256	951
Legal and audit	1,281	1,179	1,140
Contributions	673	1,074	479
Processing services	812	921	865
Consulting	874	890	796
Postage and delivery	939	877	773
Supplies	848	849	868
Telephone	719	750	742
Directors’ fees	373	330	309
Insurance	295	279	275
Core deposit intangible amortization	—	120	388
Other	1,500	1,230	1,280

Total	$11,480	$11,608	$10,441

21.     Fair Values of Financial Instruments

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Fair Value Measurements Level 2 Inputs	Level 3 Inputs
(dollars in thousands)
December 31, 2013
Financial assets:
Securities held-to-maturity	$1,487,884	$1,464,449	$—	$1,464,449	$—
Loans(1)	1,243,822	1,214,192	—	—	1,214,192
Financial liabilities:
Time deposits	382,224	386,742	—	386,742	—
Other borrowed funds	255,144	254,736	—	254,736	—
Subordinated debentures	36,083	39,503	—	—	39,503
December 31, 2012
Financial assets:
Securities held-to-maturity	$275,507	$281,924	$—	$281,924	$—
Loans(1)	1,092,591	1,124,716	—	—	1,124,716
Financial liabilities:
Time deposits	419,983	424,253	—	424,253	—
Other borrowed funds	195,144	205,481	—	205,481	—
Subordinated debentures	36,083	43,423	—	—	43,423

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Notes to Consolidated Financial Statements — (Continued)

22.     Quarterly Results of Operations (unaudited)

2013 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$20,947	$20,549	$19,132	$19,137
Interest expense	4,842	4,751	4,620	4,592

Net interest income	16,105	15,798	14,512	14,545
Provision for loan losses	460	750	750	750

Net interest income after provision for loan losses	15,645	15,048	13,762	13,795
Other operating income	4,186	4,774	5,221	4,434
Operating expenses	14,690	13,995	13,662	13,465

Income before income taxes	5,141	5,827	5,321	4,764
Provision for income taxes	116	308	295	288

Net income	$5,025	$5,519	$5,026	$4,476

Share data:
Average shares outstanding, basic
Class A	3,580,404	3,578,400	3,574,379	3,569,546
Class B	1,976,180	1,978,180	1,982,180	1,986,880
Average shares outstanding, diluted
Class A	5,557,419	5,558,031	5,557,354	5,557,365
Class B	1,976,180	1,978,180	1,982,180	1,986,880
Earnings per share, basic
Class A	$1.10	$1.21	$1.10	$0.98
Class B	$0.55	$0.60	$0.55	$0.49
Earnings per share, diluted
Class A	$0.90	$0.99	$0.90	$0.81
Class B	$0.55	$0.60	$0.55	$0.49

Notes to Consolidated Financial Statements — (Continued)

2012 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$19,738	$22,079	$20,312	$19,365
Interest expense	4,795	4,859	4,923	4,963

Net interest income	14,943	17,220	15,389	14,402
Provision for loan losses	900	1,250	900	1,100

Net interest income after provision for loan losses	14,043	15,970	14,489	13,302
Other operating income	4,153	4,105	3,988	3,619
Operating expenses	13,279	13,708	13,451	12,800

Income before income taxes	4,917	6,367	5,026	4,121
Provision for income taxes	139	685	255	313

Net income	$4,778	$5,682	$4,771	$3,808

Share data:
Average shares outstanding, basic
Class A	3,564,145	3,559,125	3,556,474	3,550,993
Class B	1,986,880	1,989,380	1,991,880	1,993,755
Average shares outstanding, diluted
Class A	5,552,121	5,549,810	5,548,830	5,545,711
Class B	1,986,880	1,989,380	1,991,880	1,993,755
Earnings per share, basic
Class A	$1.05	$1.25	$1.05	$0.84
Class B	$0.52	$0.62	$0.52	$0.42
Earnings per share, diluted
Class A	$0.86	$1.02	$0.86	$0.69
Class B	$0.52	$0.62	$0.52	$0.42

Notes to Consolidated Financial Statements — (Continued)

23.     Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2013 and 2012 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2013, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS

December 31,	2013	2012
(dollars in thousands)
ASSETS:
Cash	$12,245	$19,536
Investment in subsidiary, at equity	193,783	193,499
Other assets	6,634	3,145

Total assets	$212,662	$216,180

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$107	$107
Subordinated debentures	36,083	36,083
Stockholders’ equity	176,472	179,990

Total liabilities and stockholders’ equity	$212,662	$216,180

STATEMENTS OF INCOME

Year Ended December 31,	2013	2012	2011
(dollars in thousands)
Income:
Interest income from deposits in bank	$28	$33	$100
Other income	72	72	72

Total income	100	105	172
Interest expense	2,400	2,400	2,400
Operating expenses	208	198	178

Income before income taxes and equity in undistributed income of subsidiary	(2,508)	(2,493)	(2,406)
Benefit from income taxes	(853)	(848)	(818)

Income before equity in undistributed income of subsidiary	(1,655)	(1,645)	(1,588)
Equity in undistributed income of subsidiary	21,701	20,684	18,281

Net income	$20,046	$19,039	$16,693

Notes to Consolidated Financial Statements — (Continued)

STATEMENTS OF CASH FLOWS

December 31,	2013	2012	2011
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,046	$19,039	$16,693
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of subsidiary	(21,701)	(20,684)	(18,281)
Depreciation and amortization	12	12	12
Increase in other assets	(3,500)	(416)	(182)

Net cash (used in) operating activities	(5,143)	(2,049)	(1,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	43	304	53
Cash dividends paid	(2,191)	(2,186)	(2,180)

Net cash used in financing activities	(2,148)	(1,882)	(2,127)

Net (decrease) in cash	(7,291)	(3,931)	(3,885)

Cash at beginning of year	19,536	23,467	27,352

Cash at end of year	$12,245	$19,536	$23,467

CENTURY BANCORP, INC.

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

February 20, 2014

CENTURY BANCORP, INC.

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 20, 2014, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

February 20, 2014

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 89.

Barry R. Sloane	William P. Hornby, CPA
President & CEO	Chief Financial Officer & Treasurer
February 20, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Stephen R. Delinsky	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	83	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	74	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	64	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	52	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company
Fraser Lemley	73	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	74	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	58	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, CenturyBank and Trust Company
Marshall M. Sloane	87	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	60	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Mr. Baldwin became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Baldwin is President and CEO of G. Baldwin & Co., a financial service firm. He was formerly CEO, Owner and Director of Kaler Carney Liffler, a multi-state regional insurance agency; and subsequently he became Chairman of the New England area of Arthur J. Gallagher & Co., America’s third largest insurance broker. Mr. Baldwin’s extensive three-decade background in banking and insurance is relevant to Century’s insurance and financial customers and qualifies him to continue to serve as a director of the Company.

Mr. Delinsky became a director of the Company and of Century Bank in 2013. He is an attorney with the law firm of Clark, Hunt, Ahearn & Embry. Prior to that, Mr. Delinsky was an attorney at the law firm of Eckert Seamans Cherin & Mellott, LLC. Mr. Delinsky’s experience as an attorney, and expertise in civil and criminal trial experience in state and federal courts, has qualified him to serve as director of the Company.

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

Mr. Mercurio became a director of the Company in 1990 and a director of Century Bank and Trust Company in 1995 and voluntarily resigned in 2004. He was then re-elected in 2010. In December, 2010, Mr. Mercurio retired as Executive Vice President of Boston University having completed 38 years of service. He currently serves as Vice President for Administration & Finance at Quincy College. Mr. Mercurio’s experience in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

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

Mr. Barry R. Sloane has been a director of the Company and Century Bank and Trust Company since 1997. Mr. Sloane is President and CEO of Century Bancorp and President and CEO of Century Bank and Trust Company. Mr. Sloane is also a trustee of the Savings Bank Employee Retirement System (SBERA). Mr. Sloane’s experience at the Company as well as his experience at other financial services companies and expertise in the financial services industry has qualified him to serve as director of the Company.

Mr. Marshall M. Sloane is the founder of the Company and is currently the Chairman of the Board. He founded Century Bank and Trust Company in 1969 and is currently the Chairman of the Board. Mr. Sloane’s extensive banking experience qualifies him to serve as Chairman of the Board.

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is former President of Sonesta Collection, as well as former CEO, President and director of Sonesta International Hotels Corporation. Ms. Sonnabend’s experience as CEO of a major hotel company and expertise in the real estate and travel and leisure industry, which is relevant to travel and leisure related customers of the Company, has qualified her to serve as a director of the Company. Also, her tenure and experience as a director of the Company has qualified her to continue to serve.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 87 years old.
Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 58 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 47 years old. He joined the Company in 2007. Formerly he was Senior Vice President at Capital Crossing Bank.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 50 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 53 years old. He joined the Company in 1989.
Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 52 years old. She joined the Company in 1983.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 58 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, Stephen R. Delinsky, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2013.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee reviews: the financial information provided to shareholders and others; the systems of internal controls regarding finance, accounting, legal/regulatory compliance, and ethics; and the audit and financial reporting processes. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter was last published in the Form 10-K for the period ending December 31, 2012.

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

/s/ Joseph J. Senna, Chair

/s/ Stephen R. Delinsky

/s/ Stephanie Sonnabend

/s/ Jon Westling

Nominating Committee

The Company’s Nominating Committee has four director members, Stephen R. Delinsky, Marshall I. Goldman, Fraser Lemley and Jon Westling, each of whom the Board of Directors has determined to be independent under the NASDAQ current listing standards. The Nominating Committee operates pursuant to a written policy. The nominating committee implements the process by identifying a potential candidate and evaluating whether the candidate is eligible and qualified for service. The Committee has developed criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, Board and Company needs and such other criteria as the Committee shall determine to be relevant. The committee’s effectiveness is assessed by reviewing existing Board of Directors attendance and performance; experience, skills and contributions that the existing Director brings to the Board; and independence, prior to nominating an existing director for reelection.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers, Directors or beneficial owners of more than 10% of the Company’s Class A Common Stock failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2013, or in prior fiscal years.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2013.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision and did not award stock incentive awards for fiscal year 2013. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee’s process incorporates the following:

•	The Committee operates under a written charter which is periodically reviewed. The Committee amended its charter in 2013 to conform to NASDAQ compensation committee rule amendments.

•	The Committee meets with representatives of management to review and discuss prepared materials and issues.

•	The Committee considers recommendations from the Chief Executive Officer with respect to the compensation of the Company’s Named Executive Officers.

•	Our independent compensation consultant attends Committee meetings as requested.

•	The Committee meets and deliberates privately without management present. Our consultant participates in these sessions as requested.

•	The Committee may consult with the non-management and independent directors regarding decisions affecting Executive compensation.

•	The Committee reports the Committee’s major actions to the entire Board at the Board of Director’s meeting in December or the following January.

•	The Committee recommends for approval to the Board of Directors the fees for our Board and Board Committees.

•	The Board of Directors then considers the report of the Compensation Committee and accepts or amends and approves or ratifies all matters presented for consideration.

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

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2013.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2013. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2013.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2013 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 101 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 103.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2013 and received matching contributions up to a maximum of $5,100.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2013 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 105.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired a life insurance policy providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2013.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane, a 5% salary increase in 2013. In recognition of the Company’s solid financial performance in 2013, the Company also granted a $151,375 cash bonus payable to Mr. Barry R. Sloane. Total compensation granted to the Chief Executive Officer for 2013 is described in the Summary Compensation Table in the statement.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for each of the following Named Executive Officers, Messrs. Paul Evangelista, William Hornby, and David Woonton was increased by 5% in 2013. To compensate Mr. Brian Feeney and Ms. Linda Kay equitably for their contributions as members of the Executive Management team, both individuals were awarded 16.02% increases to their base salaries. In light of the Company’s financial performance in 2013, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $346,633 per year during 2013 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2013 as noted on the Summary Compensation Table.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

/s/ Fraser Lemley, Chairman

/s/ Joseph Mercurio

/s/ Jon Westling

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2013 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($)(1)	Total ($)
Marshall M. Sloane (2)	2013	—	—	—	—	—	881,420	881,420
Chairman of the Board,	2012	—	—	—	—	131,548	770,259	901,807
Century Bancorp, Inc. and	2011	—	—	—	—	—	689,205	689,205
Century Bank and Trust Company
Barry R. Sloane	2013	557,634	151,375	—	—	518,600	59,352	1,286,961
President and CEO, Century	2012	531,080	144,150	—	—	925,960	40,677	1,641,867
Bancorp, Inc. and Century Bank	2011	505,810	126,477	—	—	740,650	35,966	1,408,903
and Trust Company
David B. Woonton	2013	330,750	72,000	—	—	219,785	24,264	646,799
Executive Vice President,	2012	315,000	68,400	—	—	630,561	14,942	1,028,903
Century Bank and Trust Company	2011	300,012	60,000	—	—	495,546	12,403	867,961
Paul A. Evangelista	2013	330,750	72,000	—	—	40,947	19,107	462,804
Executive Vice President,	2012	315,000	68,400	—	—	522,433	12,097	917,930
Century Bank and Trust Company	2011	300,012	60,000	—	—	400,656	10,304	770,972
Brian J. Feeney	2013	288,716	63,000	—	—	84,596	14,113	450,425
Executive Vice President,	2012	248,850	59,708	—	—	236,536	14,201	559,295
Century Bank and Trust Company	2011	237,009	47,400	—	—	153,587	6,608	444,604
William P. Hornby	2013	288,716	63,000	—	—	46,983	23,259	421,958
Chief Financial Officer and	2012	274,969	59,708	—	—	111,857	6,667	453,201
Treasurer, Century Bancorp, Inc.	2011	261,885	52,375	—	—	76,778	7,048	398,086
and Century Bank and
Trust Company
Linda Sloane Kay	2013	288,716	63,000	—	—	95,269	27,291	474,276
Executive Vice President	2012	248,851	59,708	—	—	200,875	9,453	518,887
Century Bank and Trust Company	2011	237,010	47,400	—	—	115,732	8,689	408,831

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.
(2)	This amount, for 2013, includes $346,633 for consulting services, $307,004 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $37,700 for Director fees, $151,375 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of December 31, 2013. No stock awards are unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Marshall M. Sloane	—	—	—	—	—
Chairman of the Board
Barry R. Sloane	7,000	—	—	31.83	09/17/14
President and CEO
David B. Woonton	2,500	—	—	31.83	09/17/14
Executive Vice President
Century Bank and Trust Company
Paul A. Evangelista	2,475	—	—	31.83	09/17/14
Executive Vice President
Century Bank and Trust Company
Brian J. Feeney	600	—	—	31.83	09/17/14
Executive Vice President
Century Bank and Trust Company
William P. Hornby	—	—	—	—	—
Chief Financial Officer and Treasurer
Linda Sloane Kay	350	—	—	31.83	09/17/14
Executive Vice President
Century Bank and Trust Company

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2013 ($)(1)	Payments During Last Fiscal Year 12/31/2013 ($)
Marshall M. Sloane	Defined Benefit	33	564,813	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	10	149,961	—
President and CEO	Pension Plan
David B. Woonton	Defined Benefit	14	397,685	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	14	276,257	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	24	317,287	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby (2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan
Linda Sloane Kay	Defined Benefit	13	140,356	—
Executive Vice President	Pension Plan
Century Bank and Trust Company

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.00% and the Mortality Table used is the 2013 Mortality Table.
(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2013 ($)(1)	Payments During Last Fiscal Year- 12/31/2013 ($)
Marshall M. Sloane (2)	Supplemental Executive	33	2,970,813	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane (2)	Supplemental Executive	12	3,491,409	—
President and CEO	Insurance/Retirement Plan
David B. Woonton (2)	Supplemental Executive	14	2,262,834	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista (2)	Supplemental Executive	14	1,463,518	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney (2)	Supplemental Executive	6	446,578	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby (2)	Supplemental Executive	5	285,247	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan
Linda Sloane Kay (2)	Supplemental Executive	5	367,172	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 5.00% and the Mortality Table used is the 2013 Mortality Table.
(2)	As of January 1, 2013, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 70.0%, 92.5%, 92.5%, 32.5%, 25.0% and 25.0% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $15,000 retainer per year, $300 per Company Board meeting attended, $800 per Bank Board meeting attended and $700 per committee meeting attended. Joseph Senna receives $1,500 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2013

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
George R. Baldwin	33,700	—	33,700
Stephen R. Delinsky	14,900	—	14,900
Marshall I. Goldman	26,600	—	26,600
Russell B. Higley	32,100	—	32,100
Jackie Jenkins-Scott	33,200	—	33,200
Linda Sloane Kay	—	—	—
Fraser Lemley	38,400	—	38,400
James P. McDonough	14,400	—	14,400
Joseph P. Mercurio	35,800	—	35,800
Joseph J. Senna	41,000	—	41,000
Barry R. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	31,900	—	31,900
George F. Swansburg(2)	39,800	14,500	54,300
Jon Westling	29,900	—	29,900

(1)	Amounts paid are listed in the Summary Compensation Table.
(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2013, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2013, there were 3,580,404 shares of Class A Common Stock and 1,976,180 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned		% B Owned
James J. Filler and Carol Filler (12)	291,727		8.15%
2964 Shook Hill Parkway, Birmingham, AL 35223
Wellington Management Company, LLP (5)	288,147		8.05%
280 Congress Street, Boston, MA 02210
Sandler O’Neill Asset Management, LLC (8)	257,700		7.20%
150 East 52nd Street,30th Floor, New York, NY 10022
Jacobs Asset Management, LLC (6)	210,516		5.88%
11 East 26th Street, Suite 1900, New York, NY 10010
Marshall M. Sloane(a)	31,432	(1)	0.88%	1,721,841	(2)	87.13%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Stephen R. Delinsky(a)	2,940	(7)	0.08%
Paul A. Evangelista(b)	6,898	(9)	0.19%
Brian J. Feeney(b)	1,794	(10)	0.05%
Marshall I. Goldman(a)	6,785	(3)	0.19%	30,000	(4)	1.52%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	10,195	(3)	0.28%	60,000		3.04%
Fraser Lemley(a)	20,521		0.57%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	25,001		0.70%
Barry R. Sloane(a)(b)	4,330	(4)	0.12%
Stephanie Sonnabend(a)	5,132		0.14%
George F. Swansburg(a)	32,251		0.90%
Jon Westling(a)	7,572		0.21%
David B. Woonton(b)	800	(11)	0.02%
All directors and officers as a group (18 in number)	166,712		4.66%	1,811,841		91.68%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,675 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,580 shares held by Sloane Family Enterprises LP, and does not include 94,239 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 94,239 shares and 1,694,580 shares held by Sloane Family Enterprises LP.

(3)	Includes 9,710 shares owned by Ms. Kay’s spouse. Does not include unexercised stock options of 350 shares.

(4)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Does not include unexercised stock options of 7,000 shares. Includes 3,111 shares pledged.

(5)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Wellington Management Company, LLP on February 14, 2014.

(6)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 14, 2014.

(7)	Includes 246 shares owned by Mr. Delinsky’s children.

(8)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Sandler O’Neill Asset Management, LLC on February 10, 2014.

(9)	Does not include unexercised stock options of 2,475 shares.

(10)	Does not include unexercised stock options of 600 shares.

(11)	Does not include unexercised stock options of 2,500 shares.

(12)	The Company has relied upon the information set forth in the Form 13G with the SEC by James J. Filler and Carol Filler on September 11, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Description of Fees	Fiscal 2013 Amount	Fiscal 2012 Amount
Audit fees(1)	$383,000	$375,500
Audit-related fees(2)	—	—
Tax fees(3)	46,750	46,305
Other fees	—	—

	$429,750	$421,805

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2013 and 2012

Consolidated Statements of Income — Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity -Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows-Years Ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.
3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.

10.3	Supplemental Executive Retirement and Insurance Plan, as amended on December 1, 2008, incorporated by reference previously filed with an 8-K filed on January 21, 2009.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.5	Supplemental Executive Retirement and Insurance plan, as amended on July 14, 2009, incorporated by reference previously filed with an 8-K filed on July 16, 2009.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.10	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.11	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.12	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.13	Severance agreement among Century Bancorp, Inc., Century Bank and Trust Company and Jonathan G. Sloane dated April 30, 2010 incorporated by reference previously filed with an 8-K on May 14, 2010.
14	Code of ethics, amended April 13, 2010, incorporated by reference previously filed with an 8-K filed on April 15, 2010.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2014.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin	/s/ Joseph Senna
George R. Baldwin, Director	Joseph Senna, Director

/s/ Stephen R. Delinsky	/s/ Stephanie Sonnabend
Stephen R. Delinsky, Director	Stephanie Sonnabend, Director

/s/ Marshall I. Goldman	/s/ George F. Swansburg
Marshall I. Goldman, Ph.D., Director	George F. Swansburg, Director

/s/ Russell B. Higley	/s/ Jon Westling
Russell B. Higley, Esquire, Director	Jon Westling, Director

/s/ Jackie Jenkins-Scott	/s/ Marshall M. Sloane
Jackie Jenkins-Scott, Director	Marshall M. Sloane, Chairman

/s/ Linda Sloane Kay	/s/ Barry R. Sloane
Linda Sloane Kay, Director	Barry R. Sloane, Director,
Executive Vice President, Century Bank and	President and Chief Executive Officer
Trust Company

/s/ Fraser Lemley	/s/ William P. Hornby
Fraser Lemley, Director	William P. Hornby, CPA, Chief Financial
Officer and Treasurer

/s/ Joseph P. Mercurio	/s/ Anthony C. LaRosa
Joseph P. Mercurio, Director	Anthony C. LaRosa, CPA, Senior Vice President,
Century Bank and Trust Company,
Principal Accounting Officer