Form 10-Q
period 2014-03-31
CENTURY BANCORP INC
filed 2014-05-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of April 30, 2014, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,582,529 Shares
Class B Common Stock, $1.00 par value	1,974,180 Shares

Century Bancorp, Inc.

		Page
	Index	Number
Part I	Financial Information

	Forward Looking Statements

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets: March 31, 2014 and December 31, 2013	3

	Consolidated Statements of Income: Three months ended March 31, 2014 and 2013	4

	Consolidated Statements of Comprehensive Income: Three months ended March 31, 2014 and 2013	5

	Consolidated Statements of Changes in Stockholders’ Equity: Three months ended March 31, 2014 and 2013	6

	Consolidated Statements of Cash Flows: Three months ended March 31, 2014 and 2013	7

	Notes to Consolidated Financial Statements	8-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34-35

Part II.	Other Information

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		37

Exhibits	Ex-31.1
	Ex-31.2
	Ex-32.1
	Ex-32.2
	Ex-101 Instance Document
	Ex-101 Schema Document
	Ex-101 Calculation Linkbase Document
	Ex-101 Labels Linkbase Document
	Ex-101 Presentation Linkbase Document
	Ex-101 Definition Linkbase Document

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$80,087	$59,956
Federal funds sold and interest-bearing deposits in other banks	83,306	34,722

Total cash and cash equivalents	163,393	94,678

Short-term investments	4,625	4,617

Securities available-for-sale, amortized cost $474,586 and $465,943, respectively	473,302	464,245
Securities held-to-maturity, fair value $1,468,731 and $1,464,449, respectively	1,478,450	1,487,884
Federal Home Loan Bank of Boston stock, at cost	18,872	18,072

Loans, net:
Commercial and industrial	95,775	92,402
Construction and land development	25,928	33,058
Commercial real estate	708,551	713,327
Residential real estate	290,465	286,041
Home equity	133,800	130,277
Consumer and other	9,542	9,658

Total loans, net	1,264,061	1,264,763
Less: allowance for loan losses	21,259	20,941

Net loans	1,242,802	1,243,822

Bank premises and equipment	23,450	23,400
Accrued interest receivable	6,338	6,539
Goodwill	2,714	2,714
Other assets	86,101	85,183

Total assets	$3,500,047	$3,431,154

Liabilities

Deposits:
Demand deposits	$489,679	$475,862
Savings and NOW deposits	1,018,871	992,796
Money Market Accounts	874,264	864,957
Time deposits	381,199	382,224

Total deposits	2,764,013	2,715,839

Securities sold under agreements to repurchase	210,650	214,440
Other borrowed funds	272,644	255,144
Subordinated debentures	36,083	36,083
Due to broker	1,000	—
Other liabilities	33,575	33,176

Total liabilities	3,317,965	3,254,682

Stockholders’ Equity
Preferred stock - $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,582,479 shares and 3,580,404 shares, respectively	3,583	3,580
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,974,180 and 1,976,180 shares, respectively	1,974	1,976
Additional paid-in capital	11,934	11,932
Retained earnings	185,130	180,747

	202,621	198,235
Unrealized losses on securities available-for-sale, net of taxes	(802)	(1,045)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(12,743)	(13,667)
Pension liability, net of taxes	(6,994)	(7,051)

Total accumulated other comprehensive loss, net of taxes	(20,539)	(21,763)

Total stockholders’ equity	182,082	176,472

Total liabilities and stockholders’ equity	$3,500,047	$3,431,154

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2014	2013
Interest income
Loans	$12,449	$11,881
Securities held-to-maturity	7,780	1,520
Securities available-for-sale	820	5,617
Federal funds sold and interest-bearing deposits in other banks	82	119

Total interest income	21,131	19,137

Interest expense
Savings and NOW deposits	609	610
Money market accounts	639	532
Time deposits	1,085	1,334
Securities sold under agreements to repurchase	101	90
Other borrowed funds and subordinated debentures	2,183	2,026

Total interest expense	4,617	4,592

Net interest income	16,514	14,545

Provision for loan losses	600	750

Net interest income after provision for loan losses	15,914	13,795

Other operating income
Service charges on deposit accounts	2,034	1,942
Lockbox fees	777	772
Net gains on sales of investments	—	883
Gains on sales of mortgage loans held for sale	7	170
Other income	652	667

Total other operating income	3,470	4,434

Operating expenses
Salaries and employee benefits	8,875	8,618
Occupancy	1,442	1,282
Equipment	572	582
FDIC assessments	480	400
Other	2,790	2,583

Total operating expenses	14,159	13,465

Income before income taxes	5,225	4,764

Provision for income taxes	293	288

Net income	$4,932	$4,476

Share data:
Weighted average number of shares outstanding, basic
Class A	3,582,421	3,569,546
Class B	1,974,180	1,986,880
Weighted average number of shares outstanding, diluted
Class A	5,558,177	5,557,365
Class B	1,974,180	1,986,880
Basic earnings per share:
Class A	$1.08	$0.98
Class B	$0.54	$0.49
Diluted earnings per share
Class A	$0.89	$0.81
Class B	$0.54	$0.49

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Net income	$4,932	$4,476
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising and transferred during period	243	(2,233)
Less: reclassification adjustment for gains included in net income	—	(883)

Total unrealized gains (losses) on securities	243	(3,116)
Accretion of net unrealized losses transferred	924	—

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	57	173

Other comprehensive income (loss)	1,224	(2,943)

Comprehensive income	$6,156	$1,533

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2014 and 2013

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990

Net income	—	—	—	4,476	—	4,476

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $2,023 in taxes and $883 in realized net gains	—	—	—	—	(3,116)	(3,116)

Pension liability adjustment, net of $117 in taxes	—	—	—	—	173	173

Stock options exercised, 1,600 shares	2	—	40	—	—	42

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(428)	—	(428)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(119)	—	(119)

Balance at March 31, 2013	$3,570	$1,986	$11,931	$166,821	$(3,290)	$181,018

Balance at December 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472

Net income	—	—	—	4,932	—	4,932

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $170 in taxes	—	—	—	—	243	243

Unrealized losses accretion on securities transferred to held-to-maturity, net of $583 in taxes					924	924

Pension liability adjustment, net of $38 in taxes	—	—	—	—	57	57

Conversion of class B common stock to class A common stock, 2,000 shares	2	(2)	—	—	—	—

Stock options exercised, 75 shares	1	—	2	—	—	3

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(430)	—	(430)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(119)	—	(119)

Balance at March 31, 2014	$3,583	$1,974	$11,934	$185,130	$(20,539)	$182,082

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,932	$4,476
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(13,383)	(13,666)
Proceeds from mortgage loans sold	570	10,865
Gain on sales of mortgage loans held for sale	(7)	(170)
Net gain on sales of investments	—	(883)
Provision for loan losses	600	750
Deferred income taxes	(744)	(441)
Net depreciation and amortization	867	1,619
Decrease (increase) in accrued interest receivable	201	(200)
Increase in other assets	(998)	(3,764)
Increase in other liabilities	493	1,688

Net cash (used in) provided by operating activities	(7,469)	274

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	1,061	6,317
Purchase of short-term investments	(1,069)	(1,061)
Proceeds from calls/maturities of securities available-for-sale	36,157	90,591
Proceeds from sales of securities available-for-sale	—	87,570
Purchase of securities available-for-sale	(44,658)	(145,429)
Proceeds from calls/maturities of securities held-to-maturity	41,692	14,811
Purchase of securities held-to-maturity	(30,957)	—
Net decrease (increase) in loans	13,256	(23,194)
Capital expenditures	(636)	(364)

Net cash provided by investing activities	14,846	29,241

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(1,025)	22,997
Net increase in demand, savings, money market and NOW deposits	49,199	57,805
Net proceeds from exercise of stock options	3	42
Cash dividends	(549)	(547)
Net decrease in securities sold under agreements to repurchase	(3,790)	(4,310)
Net increase (decrease) in other borrowed funds	17,500	(13,000)

Net cash provided by financing activities	61,338	62,987

Net increase in cash and cash equivalents	68,715	92,502
Cash and cash equivalents at beginning of period	94,678	152,283

Cash and cash equivalents at end of period	$163,393	$244,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,583	$4,594
Income taxes	171	345
Change in unrealized (losses) gains on securities available-for-sale, net of taxes	243	(3,116)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	924	—
Pension liability adjustment, net of taxes	57	173
Due to broker	1,000	10,019

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2014 and 2013

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

Note 2. Recent Market Developments

The financial services industry continues to face challenges in the aftermath of the recent national and global economic crisis. Since June 2009, the U.S. economy has been recovering from the most severe recession and financial crisis since the Great Depression. There have been some improvements in private sector employment, industrial production and U.S. exports; nevertheless, the pace of economic recovery has been slow. Financial markets have improved since the depths of the crisis but are still unsettled and volatile. There is continued concern about the U.S. economic outlook.

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

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the three months ended March 31, 2014 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	20,375	$31.82
Exercised	(75)	31.83
Forfeited	—	—

Outstanding at end of period	20,300	$31.82

Exercisable at end of period	20,300	$31.82

Available to be granted at end of period	224,884

On March 31, 2014, the outstanding options to purchase 20,300 shares of Class A common stock have exercise prices between $31.60 and $31.83, with a weighted average exercise price of $31.82 and a weighted average remaining contractual life of 0.5 years. The intrinsic value of options exercisable at March 31, 2014 had an aggregate value of $46,284. The intrinsic value of options exercised at March 31, 2014 had an aggregate value of $171.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first quarter of 2014.

Note 4. Securities Available-for-Sale

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In thousands)
U.S. Treasury	$1,998	$2	$—	$2,000	$1,997	$1	$—	$1,998
U.S. Government Sponsored Enterprises	—	—	—	—	9,995	9	—	10,004
Small Business Administration	7,109	40	—	7,149	7,270	32	—	7,302
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	426,521	825	1,331	426,015	404,103	588	1,501	403,190
Privately Issued Residential Mortgage Backed Securities	2,189	18	20	2,187	2,294	6	23	2,277
Obligations Issued by States and Political Subdivisions	34,063	8	870	33,201	37,578	15	870	36,723

Other Debt Securities	2,300	—	120	2,180	2,300	—	125	2,175
Equity Securities	406	164	—	570	406	170	—	576

Total	$474,586	$1,057	$2,341	$473,302	$465,943	$821	$2,519	$464,245

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

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $357,512,000 and $368,137,000 at March 31, 2014 and December 31, 2013, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $30,744,000 and $12,214,000 at March 31, 2014 and December 31, 2013, respectively. There were no realized gains on sales of investments for the three months ended March 31, 2014. The Company realized gross gains of $883,000 from the proceeds of $87,570,000 from the sales of available-for-sale securities for the three months ended March 31, 2013.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2014.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$29,408	$29,429
After one but within five years	193,847	193,971
After five but within ten years	230,394	229,759
More than 10 years	19,031	18,193
Non-maturing	1,906	1,950

Total	$474,586	$473,302

The weighted average remaining life of investment securities available-for-sale at March 31, 2014 was 5.2 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2014 and December 31, 2013, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2014. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 32 and 10 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 240 holdings at March 31, 2014.

	March 31, 2014
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	208,531	980	56,658	351	265,189	1,331
Privately Issued Residential Mortgage Backed Securities	800	20	—	—	800	20
Obligations Issued by States and Political Subdivisions	—	—	3,820	870	3,820	870
Other Debt Securities	—	—	1,380	120	1,380	120

Total temporarily impaired securities	$209,331	$1,000	$61,858	$1,341	$271,189	$2,341

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 20 and 7 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 458 holdings at December 31, 2013.

	December 31, 2013
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	289,709	1, 352	24,557	149	314,266	1,501
Privately Issued Residential Mortgage Backed Securities	1,486	23	—	—	1,486	23
Obligations Issued by States and Political Subdivisions	—	—	3,820	870	3,820	870
Other Debt Securities	—	—	1,376	125	1,376	125

Total temporarily impaired securities	$291,195	$1,375	$29,753	$1,144	$320,948	$2,519

Note 5. Investment Securities Held-to-Maturity

	March 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$292,325	$512	$1,653	$291,184	$291,779	$185	$5,043	$286,921
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,186,125	4,949	13,527	1,177,547	1,196,105	2,239	20,816	1,177,528

Total	$1,478,450	$5,461	$15,180	$1,468,731	$1,487,884	$2,424	$25,859	$1,464,449

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $751,754,000 and $732,144,000 at March 31, 2014 and December 31, 2013, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $514,421,000 and $510,060,000 at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2014.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$4,830	$4,849
After one but within five years	845,948	842,706
After five but within ten years	626,601	620,086
More than ten years	1,071	1 ,090

Total	$1,478,450	$1,468,731

The weighted average remaining life of investment securities held-to-maturity at March 31, 2014 was 5.0 years. Included in the weighted average remaining life calculation at March 31, 2014 were $224,667,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2014 and December 31, 2013, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2014. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 134 and 21 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 303 holdings at March 31, 2014.

	March 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$164,174	$1,653	$—	$—	$164,174	$1,653
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	607,346	10,558	129,838	2,969	737,184	13,527

Total temporarily impaired securities	$771,520	$12,211	$129,838	$2,969	$901,358	$15,180

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2013. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 3 and 1 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 96 holdings at December 31, 2013.

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$20,941	$19,197
Loans charged off	(429)	(371)
Recoveries on loans previously charged-off	147	183

Net charge-offs	(282)	(188)
Provision charged to expense	600	750

Allowance for loan losses, end of period	$21,259	$19,759

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2013	$2,174	$2,989	$11,218	$2,006	$432	$959	$1,163	$20,941
Charge-offs	(250)	—	—	—	(179)	—	—	(429)
Recoveries	—	24	1	5	116	1	—	147
Provision	(99)	77	655	(138)	56	(58)	107	600

Ending balance at March 31, 2014	$1,825	$3,090	$11,874	$1,873	$425	$902	$1,270	$21,259

Amount of allowance for loan losses for loans deemed to be impaired	$25	$358	$382	$122	$—	$94	$—	981

Amount of allowance for loan losses for loans not deemed to be impaired	$1,800	$2,732	$11,492	$1,751	$425	$808	$1,270	$20,278

Loans:
Ending balance	$25,928	$95,775	$708,551	$290,465	$9,542	$133,800	$—	$1,264,061

Loans deemed to be impaired	$358	$1,129	$4,408	$998	$—	$94	$—	$6,987

Loans not deemed to be impaired	$25,570	$94,646	$704,143	$289,467	$9,542	$133,706	$—	$1,257,074

Further information pertaining to the allowance for loan losses for three months ending March 31, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197
Charge-offs	—	(226)	—	—	(145)	—	—	(371)
Recoveries	—	65	2	2	114		—	183
Provision	158	566	(288)	75	55	(53)	237	750

Ending balance at March 31, 2013	$3,199	$3,523	$8,779	$2,071	$357	$833	$997	$19,759

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$103	$396	$155	$—	$96	$—	1,750

Amount of allowance for loan losses for loans not deemed to be impaired	$2,199	$3,420	$8,383	$1,916	$357	$737	$997	$18,009

Loans:
Ending balance	$34,021	$110,537	$570,441	$292,871	$7,910	$121,989	$—	$1,137,769

Loans deemed to be impaired	$1,500	$1,396	$2,262	$1,232	$—	$96	$—	$6,486

Loans not deemed to be impaired	$32,521	$109,141	$568,179	$291,639	$7,910	$121,893	$—	$1,131,283

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2014 and December 31, 2013.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2014 and December 31, 2013.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2014 and December 31, 2013 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2014.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$18,303	$93,485	$699,238
4 (Monitor)	7,267	1,120	4,905
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	358	1,170	4,408

Total	$25,928	$95,775	$708,551

The following table presents the Company’s loans by risk rating at December 31, 2013.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3(Pass)	$25,138	$90,563	$707,461
4 (Monitor)	7,312	472	1,346
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	608	1,367	4,520

Total	$33,058	$92,402	$713,327

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2014 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$358	$—	$358	$25,570	$25,928
Commercial and industrial	467	475	—	942	94,833	95,775
Commercial real estate	2,633	218	—	2,851	705,700	708,551
Residential real estate	229	464	—	693	289,772	290,465
Consumer and overdrafts	1	5	—	6	9,536	9,542
Home equity	470	40	—	510	133,290	133,800

Total	$3,800	$1,560	$—	$5,360	$1,258,701	$1,264,061

Further information pertaining to the allowance for loan losses at December 31, 2013 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$500	$—	$500	$32,558	$33,058
Commercial and industrial	112	706		818	91,584	92,402
Commercial real estate	1,496	306	—	1,802	711,525	713,327
Residential real estate	2,232	1,034	—	3,266	282,775	286,041
Consumer and overdrafts	11	3	—	14	9,644	9,658
Home equity	1,710	—	—	1,710	128,567	130,277

Total	$5,561	$2,549	$—	$8,110	$1,256,653	$1,264,763

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include; the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2013.

The following is information pertaining to impaired loans for March 31, 2014:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value	Interest Income Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$250	$3,292	$—	$437	$—
Commercial and industrial	11	42	—	116	—
Commercial real estate	55	56	—	41	—
Residential real estate	—	—	—	164	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$316	$3 390	$—	758	$—

With required reserve recorded:
Construction and land development	$108	$108	$25	108	$—
Commercial and industrial	1,118	1,352	358	1,116	8
Commercial real estate	4,353	4,442	382	4,420	32
Residential real estate	998	1,082	122	949	1
Consumer	—	—	—	—	—
Home equity	94	94	94	94	—

Total	$6,671	$7,078	$981	$6,687	$41

Total:
Construction and land development	$358	$3,400	$25	545	$—
Commercial and industrial	1,129	1,394	358	1,232	8
Commercial real estate	4,408	4,498	382	4,461	32
Residential real estate	998	1,082	122	1,113	1
Consumer	—	—	—	—	—
Home equity	94	94	94	94	—

Total	$6,987	$10,468	$981	$7,445	$41

The following is information pertaining to impaired loans for March 31, 2013:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value	Interest Income Recognized
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	566	1,058	—	545	—
Commercial real estate	165	198	—	167	—
Residential real estate	319	321	—	102	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$1,050	$1,577	$—	$814	$—

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—
Commercial and industrial	830	1,046	103	840	9
Commercial real estate	2,097	2,146	396	2,105	24
Residential real estate	913	995	155	779	—
Consumer	—	—	—	—	—
Home equity	96	96	96	96	—

Total	$5,436	$7,575	$1,750	$5,320	$33

Total:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—
Commercial and industrial	1,396	2,104	103	1,385	9
Commercial real estate	2,262	2,344	396	2,272	24
Residential real estate	1,232	1,316	155	881	—
Consumer	—	—	—	—	—
Home equity	96	96	96	96	—

Total	$6,486	$9,152	$1,750	$6,134	$33

There were no troubled debt restructurings occurring during the three month periods ended March 31, 2013 or March 31, 2014.

Note 7. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated

Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013	Affected Line Item in the Statement Where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities

	$—		$883	Net gains on sales of investments
	—		(350)	Provision for income taxes

	$—		$533	Net income

Accretion of unrealized losses transferred

	$1,507		$—	Securities held-to-maturity
	(583)		—	Provision for income taxes

	$924		$—	Net income

Amortization of defined benefit pension items

Prior-service costs	$(3	)(b)	$(3)	Salaries and employee benefits
Actuarial gains (losses)	(92	)(b)	(287)	Salaries and employee benefits

Total before tax	(95)		(290)	Income before taxes
Tax (expense) or benefit	38		117	Provision for income taxes

Net of tax	$(57)		$(173)	Net income

Total reclassifications for the period	$867		$360	Net income, net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 9) for additional details).

Note 8. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2014 and 2013 was an increase of 1,576 and 939 shares, respectively.

The following table is a reconciliation of basic EPS and diluted EPS for the three months ended March 31,

	2014	2013
Basic EPS Computation:
(in thousands except share and per share data)
Numerator:
Net income, Class A	$3,867	$3,502
Net income, Class B	1,065	974
Denominator:
Weighted average shares outstanding, Class A	3,582,421	3,569,546
Weighted average shares outstanding, Class B	1,974,180	1,986,880
Basic EPS, Class A	$1.08	$0.98
Basic EPS, Class B	0.54	0.49

Diluted EPS Computation:
Numerator:
Net income, Class A	$3,867	$3,502
Net income, Class B	1,065	974

Total net income, for diluted EPS, Class A computation	4,932	4,476
Denominator:
Weighted average shares outstanding, basic, Class A	3,582,421	3,569,546
Weighted average shares outstanding, Class B	1,974,180	1,986,880
Dilutive effect of Class A stock options	1,576	939

Weighted average shares outstanding diluted, Class A	5,558,177	5,557,365
Weighted average shares outstanding, Class B	1,974,180	1,986,880
Diluted EPS, Class A	$0.89	$0.81
Diluted EPS, Class B	0.54	0.49

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended March 31,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2014	2013	2014	2013
	(In thousands)
Service cost	$258	$299	$389	$381
Interest	367	314	331	267
Expected return on plan assets	(636)	(470)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	3	158	88	129

Net periodic benefit (credit)cost	$(34)	$275	$837	$806

Contributions

The Company currently intends to contribute $1,000,000 to the Pension Plan in 2014. As of March 31, 2014, $460,000 of the contribution had been made. The Company expects to contribute an additional $540,000 by the end of the year.

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

The results of the fair value hierarchy as of March 31, 2014, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:
	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,000	$—	$2,000	$—

U.S. Government Sponsored Enterprises	—	—	—	—

SBA Backed Securities	7,149	—	7,149	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	426,015	—	426,015	—

Privately Issued Residential Mortgage Backed Securities	2,187	—	2,187	—

Obligations Issued by States and Political Subdivisions	33,201	—	411	32,790

Other Debt Securities	2,180	—	2,180	—
Equity Securities	570	280	—	290

Total	$473,302	$280	$439,942	$33,080

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	1,833	—	—	1,833

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three-month period ended March 31, 2014 amounted to $254,000.

There were no transfers between level 1 and 2 for the three months ended March 31, 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month period ended March 31, 2014.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(4)	$33,080	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	1,833	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the three-month period ended March 31, 2014 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2013	$3,820	$32,487	$290	$36,597
Purchases	—	7,205	—	7,205
Maturities and calls	—	(10,717)	—	(10,717)
Amortization	—	(5)	—	(5)
Changes in fair value	—	—	—	—

Balance at March 31, 2014	$3,820	$28,970	$290	$33,080

The amortized cost of Level 3 securities was $33,951,000 at March 31, 2014 with an unrealized loss of $870,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the three-month period ended March 31, 2013, are shown in the table below:

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-

term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
(in thousands)
March 31, 2014
Financial assets:
Securities held-to-maturity	$1,478,450	$1,468,731	$—	$1,468,731	$—
Loans (1)	1,242,802	1,219,892	—	—	1,219,892
Financial liabilities:
Time deposits	381,199	386,274	—	386,274	—
Other borrowed funds	272,644	272,343	—	272,343	—
Subordinated debentures	36,083	40,427	—	—	40,427

December 31, 2013
Financial assets:
Securities held-to-maturity	1,487,884	1,464,449	—	1,464,449	—
Loans (1)	1,243,822	1,214,192	—	—	1,214,192
Financial liabilities:
Time deposits	382,224	386,742	—	386,742	—
Other borrowed funds	255,144	254,736	—	254,736	—
Subordinated debentures	36,083	39,503	—	—	39,503

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has assessed the impact of ASU 2014-14 and the adoption of this amendment will not have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2014, the Company had total assets of $3.5 billion. Currently, the Company operates 26 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

During December 2013, the Company entered into a lease agreement to open a branch located in Woburn, Massachusetts. The branch is scheduled to open during the fourth quarter of 2014.

During March 2014, the Company entered into a lease agreement to open a branch located on Boylston Street in Boston, Massachusetts. The branch is scheduled to open during the first quarter of 2015. The deposits from the Kenmore Square, Boston Massachusetts branch, which is scheduled to close on September 30, 2014, will be moved to the new Boylston Street branch. The transaction is subject to regulatory approval.

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

The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts and Rhode Island. The Company has deposit relationships with approximately 193 (55%) of the 351 cities and towns in Massachusetts.

Net income for the first quarter ended March 31, 2014 was $4,932,000, or $0.89 per Class A share diluted, compared to net income of $4,476,000, or $0.81 per Class A share diluted, for the first quarter ended March 31, 2013. Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Basic EPS – Class A common	$1.08	$0.98
Basic EPS – Class B common	$0.54	$0.49
Diluted EPS – Class A common	$0.89	$0.81
Diluted EPS – Class B common	$0.54	$0.49

Net interest income totaled $16.5 million for the quarter ended March 31, 2014 compared to $14.5 million for the same period in 2013. The 13.5% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin increased from 2.25% on a fully taxable equivalent basis in 2013 to 2.27% on the same basis for 2014. This was primarily the result of a decrease in rates paid on deposits and borrowed funds. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 13.0% increase in the average balances of earning assets, combined with a similar increase in average deposits.

The trends in the net interest margin are illustrated in the graph below:

From the beginning of 2012 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower the cost of funds, and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,253,000 of prepayment penalties during 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of 2012 and through the fourth quarter of 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities. The net interest margin increased during the first quarter of 2014 primarily as a result of pricing discipline.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended March 31, 2014, the loan loss provision was $600,000 compared to a provision of $750,000 for the same period last year. The decrease in the provision was primarily as a result of changes in the portfolio composition. Nonperforming loans decreased to $1.6 million at March 31, 2014 from $4.1 million on March 31, 2013.

The Company had no sales of investment securities during the first quarter ended March 31, 2014. The Company capitalized on favorable market conditions for the first quarter ended March 31, 2013 and realized net gains on sales of investments of $883,000. Included in operating expenses for the first three months ended March 31, 2014 are FDIC assessments of $480,000 compared to $400,000 for the same period in 2013.

For the first three months of 2014, the Company’s effective income tax rate was 5.6% compared to 6.0% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

Financial Condition

Loans

On March 31, 2014, total loans outstanding were $1.3 billion, down slightly from the total on December 31, 2013. At March 31, 2014, commercial real estate loans accounted for 56.1% and residential real estate loans, including home equity loans, accounted for 33.6% of total loans. The company had $12.8 million of residential real estate loans held for sale at March 31, 2014.

Commercial and industrial loans increased to $95.8 million at March 31, 2014 from $92.4 million at December 31, 2013, primarily as a result of an increase in commercial and industrial financing. Construction loans decreased to $25.9 million at March 31, 2014 from $33.1 million on December 31, 2013, primarily as a result of loan payments.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2014 was $21.3 million as compared to $20.9 million at December 31, 2013. The increase was due to the composition of the loan portfolio as well as qualitative factors. Also, the level of the allowance for loan losses to total loans increased from 1.66% at December 31, 2013 to 1.68% at March 31, 2014. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•	Construction loans: The outstanding loan balance of construction loans at March 31, 2014 is $25.9 million as compared to $33.1 million at December 31, 2013. Based on the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $693.5 million at March 31, 2014 as compared to $701.1 million at December 31, 2013. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $371.7 million, at March 31, 2014 as compared to $377.9 million at December 31, 2013. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $39.0 million at March 31, 2014 as compared to $40.2 million at December 31, 2013. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated:

	Three months ended March 31,
	(in thousands)
	2014	2013
Allowance for loan losses, beginning of period	$20,941	$19,197
Loans charged off	(429)	(371)
Recoveries on loans previously charged-off	147	183

Net charge-offs	(282)	(188)
Provision charged to expense	600	750

Allowance for loan losses, end of period	$21,259	$19,759

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccruing loans	$1,560	$2,549
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.12%	0.20%
Accruing troubled debt restructures	$5,811	$5,969

Loans past due greater than 90 days and accruing represent loans that matured and the borrower has continued to make regular principal and interest payments as if the loan had been renewed when, in fact, renewal had not yet taken place. It is expected that the loans will be renewed or paid in full without any loss.

Cash and Cash Equivalents

Cash and cash equivalents increased during the first quarter of 2014. This was primarily the result of an influx of deposits during the quarter.

Short-term Investments

Short-term investments remained relatively stable.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $473.3 million at March 31, 2014, an increase of 2.0% from December 31, 2013. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. Purchases of securities available-for-sale totaled $44.7 million for the three months ended March 31, 2014. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.2 years.

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

Securities available-for-sale totaling $33.1 million, or 0.9% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

During the first quarter unrealized losses on the securities available-for-sale decreased to $1.3 million from $1.7 million at December 31, 2013. Unrealized losses on the available-for-sale portfolio increased as a result of increases in interest rates.

	March 31, 2014	December 31, 2013
	(In thousands)
U.S. Treasury	$2,000	$1,998
U.S. Government Sponsored Enterprises	—	10,004
Small Business Administration	7,149	7,302
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	426,015	403,190
Privately Issued Residential Mortgage-backed Securities	2,187	2,277
Obligations issued by States and Political Subdivisions	33,201	36,723
Other Debt Securities	2,180	2,175
Equity Securities	570	576

Total Securities Available–for-Sale	$473,302	$464,245

There were no realized gains on sales of investments for the first three months of 2014.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1.5 billion million on March 31, 2014, an increase of 0.6% from the total on December 31, 2013. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 5.0 years.

	March 31, 2014	December 31, 2013
	(In thousands)
U.S. Government Sponsored Enterprises	$292,325	$291,779
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,186,125	1,196,105

Total Securities Held-to-Maturity	$1,478,450	$1,487,884

At March 31, 2014 and December 31, 2013, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the quarter ended March 31, 2014, the FHLBB reported preliminary net income of $36.1 million. The FHLBB also declared a dividend equal to an annual yield of 1.49%. During the first quarter of 2014, the Company purchased $800,000 of additional capital stock. As of March 31, 2014, no impairment has been recognized.

Deposits and Borrowed Funds

On March 31, 2014, deposits totaled $2.8 billion, representing a 1.8% increase from December 31, 2013. Total deposits increased primarily as a result of increases in demand deposits, money market accounts, and savings and NOW deposits. Money market and Savings and NOW deposits increased as the Company continued to offer attractive rates for these types of deposits during the first three months of the year. Borrowed funds totaled $483.3 million compared to $469.6 million at December 31, 2013. Borrowed funds increased mainly as a result of an increase in borrowings from the FHLBB.

Stockholders’ Equity

At March 31, 2014, total equity was $182.1 million compared to $176.5 million at December 31, 2013. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The Company’s leverage ratio stood at 6.57% at March 31, 2014, compared to 6.50% at December 31, 2013. The increase in the leverage ratio is due to an increase in stockholders’ equity, offset somewhat, by an increase in assets. Book value as of March 31, 2014 was $32.77 per share compared to $31.76 at December 31, 2013.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2014			March 31, 2013
	( In thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$762,284	$8,200	4.36%	$754,464	$8,353	4.49%
Loans tax-exempt	502,765	6,607	5.33	372,288	5,530	6.02
Securities available-for-sale (5):
Taxable	459,934	770	0.67	1,365,332	5,528	1.62
Tax-exempt	34,308	75	0.87	54,257	135	1.00
Securities held-to-maturity:
Taxable	1,492,839	7,780	2.08	268,199	1,520	2.27
Interest-bearing deposits in other banks	121,093	82	0.27	170,727	119	0.28

Total interest-earning assets	3,373,223	23,514	2.80	2,985,267	21,185	2.85
Non interest-earning assets	162,308			176,421
Allowance for loan losses	(21,193)			(19,503)

Total assets	$3,514,338			$3,142,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$731,971	$383	0.21%	$676,513	$388	0.23%
Savings accounts	340,343	226	0.27	312,165	222	0.29
Money market accounts	904,037	639	0.29	701,838	532	0.31
Time deposits	376,792	1,085	1.17	394,668	1,334	1.37

Total interest-bearing deposits	2,353,143	2,333	0.40	2,085,184	2,476	0.48
Securities sold under agreements to repurchase	226,927	101	0.18	208,306	90	0.18
Other borrowed funds and subordinated debentures	252,295	2,183	3.51	210,605	2,026	3.90

Total interest-bearing liabilities	2,832,365	4,617	0.66%	2,504,095	4,592	0.74%

Non interest-bearing liabilities
Demand deposits	468,623			417,886
Other liabilities	33,609			40,045

Total liabilities	3,334,597			2,962,026

Stockholders’ equity	179,741			180,159
Total liabilities & stockholders’ equity	$3,514,338			$3,142,185

Net interest income on a fully taxable equivalent basis		18,897			16,593
Less taxable equivalent adjustment		(2,383)			(2,048)

Net interest income		$16,514			$14,545

Net interest spread (3)			2.14%			2.11%

Net interest margin (4)			2.27%			2.25%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
	Increase/(Decrease)
	Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$86	$(239)	$(153)
Tax-exempt	1,770	(693)	1,077
Securities available-for-sale
Taxable	(2,525)	(2,233)	(4,758)
Tax-exempt	(45)	(15)	(60)
Securities held-to-maturity
Taxable	6,392	(132)	6,260
Interest-bearing deposits in other banks	(34)	(3)	(37)

Total interest income	5,644	(3,315)	2,329

Interest expense:
Deposits:
NOW accounts	30	(35)	(5)
Savings accounts	19	(15)	4
Money market accounts	145	(38)	107
Time deposits	(58)	(191)	(249)

Total interest-bearing deposits	136	(279)	(143)
Securities sold under agreements to repurchase	8	3	11
Other borrowed funds and subordinated debentures	374	(217)	157

Total interest expense	518	(493)	25

Change in net interest income	$5,126	$(2,822)	$2,304

Net Interest Income

For the three months ended March 31, 2014, net interest income on a fully taxable equivalent basis totaled $18.9 million compared to $16.6 million for the same period in 2013, an increase of $2.3 million or 13.9%. This increase in net interest income for the period is primarily due to an increase in interest earning assets as well as a decrease in rates paid on deposits and borrowed funds. The net interest margin increased from 2.25% on a fully taxable equivalent basis in 2013 to 2.27% on the same basis for 2014. This was primarily the result of a decrease in rates paid on deposits and borrowed funds. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 13.0% increase in the average balances of earning assets, combined with a similar increase in average deposits.

Provision for Loan Losses

For the three months ended March 31, 2014, the loan loss provision was $600,000 compared to a provision of $750,000 for the same period last year. The decrease in the provision for the three months ended March 31, 2014, was primarily as a result of changes in the portfolio composition. The level of the allowance for loan losses to total loans increased from 1.66% at December 31, 2013 to 1.68% at March 31, 2014. The increase was due to the composition of the loan portfolio as well as qualitative factors.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2014 decreased by $964,000 to $3.5 million from $4.4 million for the same period last year. This was mainly attributable to a decrease in net gains on sales of investments of $883,000. Also, there was a decrease in gains on sales of mortgage loans held for sale of $163,000. There was an increase in service charges on deposit accounts of $92,000, which was mainly attributable to an increase in deposit related fees, overdraft fees and debit card fees. Lockbox fees increased by $5,000 as a result of increased customer volume.

For the quarter ended March 31, 2014, operating expenses increased by $694,000 or 5.2% to $14.2 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $257,000 in salaries and employee benefits, $160,000 in occupancy expenses, and $207,000 in other expenses. Equipment expenses decreased by $10,000. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, and increased taxes. This was offset, somewhat by a decrease in pension costs. Occupancy increased mainly as a result of costs associated with the Chestnut Hill branch opening during the fourth quarter of 2013. Other expenses increased mainly as a result of an increase in uninsured losses, legal expense and marketing expense.

Income Taxes

For the first quarter of 2014, the Company’s income tax expense totaled $293,000 on pretax income of $5.2 million resulting in an effective tax rate of 5.6%. For last year’s corresponding quarter, the Company’s income tax expense totaled $288,000 on pretax income of $4.8 million resulting in an effective tax rate of 6.0%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2014 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
January 1 – January 31, 2014	—	$—	—	300,000
February 1 – February 28, 2014	—	$—	—	300,000
March 1 – March 31, 2014	—	$—	—	300,000

(1)	On July 10, 2013, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities – None

Item 5	Other Information – None

Item 6	Exhibits

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

++    101.INS XBRL Instance Document

++    101.SCH XBRL Taxonomy Extension Schema

++    101.CAL XBRL Taxonomy Extension Calculation Linkbase

++    101.LAB XBRL Taxonomy Extension Label Linkbase

++    101.PRE XBRL Taxonomy Extension Presentation Linkbase

++    101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2014	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)