Form 10-Q
period 2014-06-30
CENTURY BANCORP INC
filed 2014-08-07
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-15752

CENTURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA	021255
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2014, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,590,429 Shares
Class B Common Stock, $1.00 par value	1,967,580 Shares

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

PART I – Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
Assets

Cash and due from banks	$77,565	$59,956
Federal funds sold and interest-bearing deposits in other banks	14,212	34,722

Total cash and cash equivalents	91,777	94,678

Short-term investments	2,125	4,617

Securities available-for-sale, amortized cost $495,162 and $465,943, respectively	494,309	464,245
Securities held-to-maturity, fair value $1,537,839 and $1,464,449, respectively	1,536,988	1,487,884
Federal Home Loan Bank of Boston stock, at cost	19,656	18,072

Loans, net:
Commercial and industrial	88,666	92,402
Construction and land development	25,861	33,058
Commercial real estate	766,965	713,327
Residential real estate	282,468	286,041
Home equity	140,616	130,277
Consumer and other	9,649	9,658

Total loans, net	1,314,225	1,264,763
Less: allowance for loan losses	21,722	20,941

Net loans	1,292,503	1,243,822

Bank premises and equipment	23,456	23,400
Accrued interest receivable	6,714	6,539
Goodwill	2,714	2,714
Other assets	87,392	85,183

Total assets	$3,557,634	$3,431,154

Liabilities

Deposits:
Demand deposits	$504,265	$475,862
Savings and NOW deposits	1,045,987	992,796
Money Market Accounts	911,897	864,957
Time deposits	388,189	382,224

Total deposits	2,850,338	2,715,839

Securities sold under agreements to repurchase	180,010	214,440
Other borrowed funds	267,500	255,144
Subordinated debentures	36,083	36,083
Due to broker	2,000	—
Other liabilities	33,442	33,176

Total liabilities	3,369,373	3,254,682

Stockholders’ Equity
Preferred stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,589,129 shares and 3,580,404 shares, respectively	3,589	3,580
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,580 and 1,976,180 shares, respectively	1,968	1,976
Additional paid-in capital	11,935	11,932
Retained earnings	190,182	180,747

	207,674	198,235
Unrealized losses on securities available-for-sale, net of taxes	(540)	(1,045)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(11,935)	(13,667)
Pension liability, net of taxes	(6,938)	(7,051)

Total accumulated other comprehensive loss, net of taxes	(19,413)	(21,763)

Total stockholders’ equity	188,261	176,472

Total liabilities and stockholders’ equity	$3,557,634	$3,431,154

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income
Loans	$12,611	$11,997	$25,060	$23,878
Securities held-to-maturity	8,020	1,419	15,800	2,939
Securities available-for-sale	794	5,571	1,614	11,188
Federal funds sold and interest-bearing deposits in other banks	129	145	211	264

Total interest income	21,554	19,132	42,685	38,269

Interest expense
Savings and NOW deposits	660	649	1,269	1,259
Money market accounts	669	582	1,308	1,114
Time deposits	1,141	1,234	2,226	2,568
Securities sold under agreements to repurchase	93	89	194	179
Other borrowed funds and subordinated debentures	2,237	2,066	4,420	4,092

Total interest expense	4,800	4,620	9,417	9,212

Net interest income	16,754	14,512	33,268	29,057

Provision for loan losses	450	750	1,050	1,500

Net interest income after provision for loan losses	16,304	13,762	32,218	27,557

Other operating income
Service charges on deposit accounts	2,012	2,034	4,046	3,976
Lockbox fees	845	838	1,622	1,610
Net gains on sales of investments	—	781	—	1,664
Gains on sales of mortgage loans held for sale	81	821	88	991
Other income	677	747	1,329	1,414

Total other operating income	3,615	5,221	7,085	9,655

Operating expenses
Salaries and employee benefits	8,776	8,382	17,651	17,000
Occupancy	1,322	1,193	2,764	2,475
Equipment	585	610	1,157	1,192
FDIC assessments	494	450	974	850
Other	2,912	3,027	5,702	5,610

Total operating expenses	14,089	13,662	28,248	27,127

Income before income taxes	5,830	5,321	11,055	10,085

Provision for income taxes	231	295	524	583

Net income	$5,599	$5,026	$10,531	$9,502

Share data:
Weighted average number of shares outstanding, basic
Class A	3,589,125	3,574,379	3,585,773	3,571,963
Class B	1,967,580	1,982,180	1,970,880	1,984,530
Weighted average number of shares outstanding, diluted
Class A	5,558,032	5,557,354	5,558,105	5,557,655
Class B	1,967,580	1,982,180	1,970,880	1,984,530
Basic earnings per share:
Class A	$1.22	$1.10	$2.30	$2.08
Class B	$0.61	$0.55	$1.15	$1.04
Diluted earnings per share
Class A	$1.01	$0.90	$1.89	$1.71
Class B	$0.61	$0.55	$1.15	$1.04

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended June 30,
	2014	2013
Net income	$5,599	$5,026
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising and transferred during period	262	(18,656)
Less: reclassification adjustment for gains included in net income	—	(781)

Total unrealized gains (losses) on securities	262	(19,437)
Accretion of net unrealized losses transferred	808	—

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	56	174

Other comprehensive income (loss)	1,126	(19,263)

Comprehensive income (loss)	$6,725	$(14,237)

	Six months ended June 30,
	2014	2013
Net income	$10,531	$9,502
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising and transferred during period	505	(20,889)
Less: reclassification adjustment for gains included in net income	—	(1,664)

Total unrealized gains (losses) on securities	505	(22,553)
Accretion of net unrealized losses transferred	1,732	—

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	113	347

Other comprehensive income (loss)	2,350	(22,206)

Comprehensive income (loss)	$12,881	$(12,704)

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2014 and 2013

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990
Net income	—	—	—	9,502	—	9,502
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $14,372 in taxes and $1,664 in realized net gains	—	—	—	—	(22,553)	(22,553)
Pension liability adjustment, net of $231 in taxes	—	—	—	—	347	347
Conversion of class B common stock to class A common stock, 4,700 shares	4	(4)
Stock options exercised, 1,600 shares	2	—	40	—	—	42
Cash dividends paid, Class A common stock,
$.24 per share	—	—	—	(857)	—	(857)
Cash dividends paid, Class B common stock,
$.12 per share	—	—	—	(238)	—	(238)

Balance at June 30, 2013	$3,574	$1,982	$11,931	$171,299	$(22,553)	$166,233

Balance at December 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472
Net income	—	—	—	10,531	—	10,531
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $339 in taxes	—	—	—	—	505	505
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $1,061 in taxes					1,732	1,732
Pension liability adjustment, net of $75 in taxes	—	—	—	—	113	113
Conversion of class B common stock to class A common stock, 8,600 shares	8	(8)	—	—	—	—
Stock options exercised, 125 shares	1	—	3	—	—	4
Cash dividends paid, Class A common stock,
$.24 per share	—	—	—	(859)	—	(859)
Cash dividends paid, Class B common stock,
$.12 per share	—	—	—	(237)	—	(237)

Balance at June 30, 2014	$3,589	$1,968	$11,935	$190,182	$(19,413)	$188,261

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,531	$9,502
Adjustments to reconcile net income to net cash provided by operating activities:
Mortgage loans originated for sale	(5,994)	(56,001)
Proceeds from mortgage loans sold	6,082	50,010
Gain on sales of mortgage loans held for sale	(88)	(991)
Net gain on sales of investments	—	(1,664)
Provision for loan losses	1,050	1,500
Deferred income taxes	(1,547)	(823)
Net depreciation and amortization	1,630	3,058
Increase in accrued interest receivable	(175)	(194)
Increase in other assets	(2,192)	(2,203)
Increase in other liabilities	454	2,353

Net cash provided by operating activities	9,751	4,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	3,561	6,317
Purchase of short-term investments	(1,069)	(8,561)
Proceeds from calls/maturities of securities available-for-sale	71,155	174,303
Proceeds from sales of securities available-for-sale	—	163,593
Purchase of securities available-for-sale	(100,084)	(482,373)
Proceeds from calls/maturities of securities held-to-maturity	106,312	37,453
Purchase of securities held-to-maturity	(152,901)	(29,825)
Net increase in loans	(49,707)	(45,143)
Capital expenditures	(1,252)	(658)

Net cash used in investing activities	(123,985)	(184,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	5,965	46,509
Net increase in demand, savings, money market and NOW deposits	128,534	149,613
Net proceeds from exercise of stock options	4	42
Cash dividends	(1,096)	(1,095)
Net (decrease) increase in securities sold under agreements to repurchase	(34,430)	22,900
Net increase (decrease) in other borrowed funds	12,356	(18,000)

Net cash provided by financing activities	111,333	199,969

Net (decrease) increase in cash and cash equivalents	(2,901)	19,622
Cash and cash equivalents at beginning of period	94,678	152,283

Cash and cash equivalents at end of period	$91,777	$171,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,421	$9,317
Income taxes	1,991	1,550
Change in unrealized (losses) gains on securities available-for-sale, net of taxes	505	(22,553)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	1,732	—
Pension liability adjustment, net of taxes	113	347
Due to broker	2,000	10,711

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Six Months Ended June 30, 2014 and 2013

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

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the six months ended June 30, 2014 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	20,225	$31.82
Exercised	(125)	31.83
Forfeited	—	—

Outstanding at end of period	20,100	$31.82

Exercisable at end of period	20,100	$31.82

Available to be granted at end of period	225,034

On June 30, 2014, the outstanding options to purchase 20,100 shares of Class A common stock have exercise prices between $31.60 and $31.83, with a weighted average exercise price of $31.82 and a weighted average remaining contractual life of 0.25 years. The intrinsic value of options exercisable at June 30, 2014 had an aggregate value of $70,551. The intrinsic value of options exercised at June 30, 2014 had an aggregate value of $439.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first six months of 2014.

Note 4. Securities Available-for-Sale

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In thousands)
U.S. Treasury	$1,998	$3	$—	$2,001	$1,997	$1	$—	$1,998
U.S. Government Sponsored Enterprises	—	—	—	—	9,995	9	—	10,004
Small Business Administration	6,915	58	—	6,973	7,270	32	—	7,302
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	419,732	1,039	1,146	419,625	404,103	588	1,501	403,190
Privately Issued Residential Mortgage Backed Securities	2,122	16	11	2,127	2,294	6	23	2,277
Obligations Issued by States and Political Subdivisions	61,768	5	871	60,902	37,578	15	870	36,723
Other Debt Securities	2,300	—	120	2,180	2,300	—	125	2,175
Equity Securities	327	174	—	501	406	170	—	576

Total	$495,162	$1,295	$2,148	$494,309	$465,943	$821	$2,519	$464,245

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

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $346,459,000 and $368,137,000 at June 30, 2014 and December 31, 2013, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $34,242,000 and $12,214,000 at June 30, 2014 and December 31, 2013, respectively. There were no realized gains on sales of investments for the six months ended June 30, 2014. The Company realized gross gains of $1,664,000 from the proceeds of $163,593,000 from the sales of available-for-sale securities for the six months ended June 30, 2013.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2014.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$55,709	$55,728
After one but within five years	239,010	239,068
After five but within ten years	189,203	188,968
More than 10 years	9,413	8,664
Non-maturing	1,827	1,881

Total	$495,162	$494,309

The weighted average remaining life of investment securities available-for-sale at June 30, 2014 was 4.6 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2014 and December 31, 2013, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2014. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 27 and 14 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 254 holdings at June 30, 2014.

	June 30, 2014
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	166,346	764	66,805	382	233,151	1,146
Privately Issued Residential Mortgage Backed Securities	—	—	793	11	793	11
Obligations Issued by States and Political Subdivisions	—	—	3,820	871	3,820	871
Other Debt Securities	—	—	1,380	120	1,380	120

Total temporarily impaired securities	$166,346	$764	$72,798	$1,384	$239,144	$2,148

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

	December 31, 2013
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	289,709	1, 352	24,557	149	314,266	1,501
Privately Issued Residential Mortgage Backed Securities	1,486	23	—	—	1,486	23
Obligations Issued by States and Political Subdivisions	—	—	3,820	870	3,820	870
Other Debt Securities	—	—	1,376	125	1,376	125

Total temporarily impaired securities	$291,195	$1,375	$29,753	$1,144	$320,948	$2,519

Note 5. Investment Securities Held-to-Maturity

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$328,351	$2,021	$633	$329,739	$291,779	$185	$5,043	$286,921
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,208,637	9,516	10,053	1,208,100	1,196,105	2,239	20,816	1,177,528

Total	$1,536,988	$11,537	$10,686	$1,537,839	$1,487,884	$2,424	$25,859	$1,464,449

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $746,339,000 and $732,144,000 at June 30, 2014 and December 31, 2013, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $494,453,000 and $510,060,000 at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2014.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$4,464	$4,512
After one but within five years	1,042,137	1,042,271
After five but within ten years	489,585	490,234
More than ten years	802	822

Total	$1,536,988	$1,537,839

The weighted average remaining life of investment securities held-to-maturity at June 30, 2014 was 4.8 years. Included in the weighted average remaining life calculation at June 30, 2014 were $260,065,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2014 and December 31, 2013, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2014. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 43 and 57 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 310 holdings at June 30, 2014.

	June 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$61,736	$232	$29,161	$401	$90,897	$633
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	222,198	2,179	376,287	7,874	598,485	10,053

Total temporarily impaired securities	$283,934	$2,411	$405,448	$8,275	$689,382	$10,686

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$21,259	$19,759	$20,941	$19,197
Loans charged off	(113)	(160)	(542)	(533)
Recoveries on loans previously charged-off	126	151	273	336

Net charge-offs	13	(9)	(269)	(197)
Provision charged to expense	450	750	1,050	1,500

Allowance for loan losses, end of period	$21,722	$20,500	$21,722	$20,500

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2014	$1,825	$3,090	$11,874	$1,873	$425	$902	$1,270	$21,259
Charge-offs	—	(14)	—	—	(99)	—	—	(113)
Recoveries	—	24	2	15	84	1	—	126
Provision	220	(185)	99	39	18	12	247	450

Ending balance at June 30, 2014	$2,045	$2,915	$11,975	$1,927	$428	$915	$1,517	$21,722

Amount of allowance for loan losses for loans deemed to be impaired	$273	$353	$359	$160	$—	$93	$—	1,238

Amount of allowance for loan losses for loans not deemed to be impaired	$1,772	$2,562	$11,616	$1,767	$428	$822	$1,517	$20,484

Loans:
Ending balance	$25,861	$88,666	$766,965	$282,468	$9,649	$140,616	$—	$1,314,225

Loans deemed to be impaired	$356	$1,093	$4,775	$1,559	$—	$93	$—	$7,876

Loans not deemed to be impaired	$25,505	$87,573	$762,190	$280,909	$9,649	$140,523	$—	$1,306,349

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2013	$2,174	$2,989	$11,218	$2,006	$432	$959	$1,163	$20,941
Charge-offs	(250)	(14)	—	—	(278)	—	—	(542)
Recoveries	—	48	4	20	200	1	—	273
Provision	121	(108)	753	(99)	74	(45)	354	1,050

Ending balance at June 30, 2014	$2,045	$2,915	$11,975	$1,927	$428	$915	$1,517	$21,722

Amount of allowance for loan losses for loans deemed to be impaired	$273	$353	$359	$160	$—	$93	$—	1,238

Amount of allowance for loan losses for loans not deemed to be impaired	$1,772	$2,562	$11,616	$1,767	$428	$822	$1,517	$20,484

Loans:
Ending balance	$25,861	$88,666	$766,965	$282,468	$9,649	$140,616	$—	$1,314,225

Loans deemed to be impaired	$356	$1,093	$4,775	$1,559	$—	$93	$—	$7,876

Loans not deemed to be impaired	$25,505	$87,573	$762,190	$280,909	$9,649	$140,523	$—	$1,306,349

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2013	$3,199	$3,523	$8,779	$2,071	$357	$833	$997	$19,759
Charge-offs	—	(6)	—	—	(154)	—	—	(160)
Recoveries	—	56	1	1	92	1	—	151
Provision	42	(358)	644	(42)	68	98	298	750

Ending balance at June 30, 2013	$3,241	$3,215	$9,424	$2,030	$363	$932	$1,295	$20,500

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$92	$204	$147	$—	$96	$—	1,539

Amount of allowance for loan losses for loans not deemed to be impaired	$2,241	$3,123	$9,220	$1,883	$363	$836	$1,295	$18,961

Loans:
Ending balance	$34,919	$101,918	$609,462	$283,392	$8,123	$125,918	$—	$1,163,732

Loans deemed to be impaired	$1,500	$1,102	$2,365	$1,171	$—	$96	$—	$6,234

Loans not deemed to be impaired	$33,419	$100,816	$607,097	$282,221	$8,123	$125,822	$—	$1,157,498

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197
Charge-offs	—	(234)	—	—	(299)	—	—	(533)
Recoveries	—	121	4	4	206	1	—	336
Provision	200	210	355	32	123	45	535	1,500

Ending balance at June 30, 2013	$3,241	$3,215	$9,424	$2,030	$363	$932	$1,295	$20,500

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$92	$204	$147	$—	$96	$—	1,539

Amount of allowance for loan losses for loans not deemed to be impaired	$2,241	$3,123	$9,220	$1,883	$363	$836	$1,295	$18,961

Loans:
Ending balance	$34,919	$101,918	$609,462	$283,392	$8,123	$125,918	$—	$1,163,732

Loans deemed to be impaired	$1,500	$1,102	$2,365	$1,171	$—	$96	$—	$6,234

Loans not deemed to be impaired	$33,419	$100,816	$607,097	$282,221	$8,123	$125,822	$—	$1,157,498

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2014 and December 31, 2013.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2014 and December 31, 2013.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2014 and December 31, 2013 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2014.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$18,283	$87,101	$761,273
4 (Monitor)	7,222	472	917
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	356	1,093	4,775

Total	$25,861	$88,666	$766,965

The following table presents the Company’s loans by risk rating at December 31, 2013.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$25,138	$90,563	$707,461
4 (Monitor)	7,312	472	1,346
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	608	1,367	4,520

Total	$33,058	$92,402	$713,327

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at June 30, 2014 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$356	$—	$356	$25,505	$25,861
Commercial and industrial	1,051	450	—	1,501	87,165	88,666
Commercial real estate	2,570	610	614	3,794	763,171	766,965
Residential real estate	1,154	1,426	—	2,580	279,888	282,468
Consumer and overdrafts	1	3	—	4	9,645	9,649
Home equity	326	—	—	326	140,290	140,616

Total	$5,102	$2,845	$614	$8,561	$1,305,664	$1,314,225

Further information pertaining to the allowance for loan losses at December 31, 2013 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$500	$—	$500	$32,558	$33,058
Commercial and industrial	112	706		818	91,584	92,402
Commercial real estate	1,496	306	—	1,802	711,525	713,327
Residential real estate	2,232	1,034	—	3,266	282,775	286,041
Consumer and overdrafts	11	3	—	14	9,644	9,658
Home equity	1,710	—	—	1,710	128,567	130,277

Total	$5,561	$2,549	$—	$8,110	$1,256,653	$1,264,763

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

The following is information pertaining to impaired loans for June 30, 2014:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 6/30/14	Interest Income Recognized For 3 Months Ending 6/30/14	Average Carrying Value For 6 Months Ending 6/30/14	Interest Income Recognized For 6 Months Ending 6/30/14
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$188	$—	$321	$—
Commercial and industrial	11	42	—	11	—	71	—
Commercial real estate	400	400	—	100	—	80	—
Residential real estate	70	70	—	31	—	104	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$481	$512	$—	$330	$—	$576	$—

With required reserve recorded:
Construction and land development	$356	$3,400	$273	$169	$—	$143	$—
Commercial and industrial	1,082	1,332	353	1,095	8	1,104	19
Commercial real estate	4,375	4,466	359	4,391	36	4,405	74
Residential real estate	1,489	1,684	160	1,106	3	1,039	5
Consumer	—	—	—	—	—	—	—
Home equity	93	93	93	94	—	94	—

Total	$7,395	$10,975	$1,238	$6,855	$47	$6,785	$98

Total:
Construction and land development	$356	$3,400	$273	$357	$—	$465	$—
Commercial and industrial	1,093	1,374	353	1,106	8	1,175	19
Commercial real estate	4,775	4,866	359	4,491	36	4,485	74
Residential real estate	1,559	1,754	160	1,137	3	1,143	5
Consumer	—	—	—	—	—	—	—
Home equity	93	93	93	94	—	94	—

Total	$7,876	$11,487	$1,238	$7,185	$47	$7,362	$98

The following is information pertaining to impaired loans for June 30, 2013:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 6/30/13	Average Carrying Value For 6 Months Ending 6/30/13	Interest Income Recognized For 3 Months Ending 6/30/13	Interest Income Recognized For 6 Months Ending 6/30/13
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	206	235	—	385	451	1	1
Commercial real estate	122	122	—	113	136	—	—
Residential real estate	266	266	—	146	96	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$594	$623	$—	$644	$683	$1	$1

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$—	$—
Commercial and industrial	896	1,128	92	866	856	8	17
Commercial real estate	2,243	2,330	204	2,169	2,143	20	46
Residential real estate	905	991	147	909	834	—	—
Consumer	—	—	—	—	—	—	—
Home equity	96	96	96	96	96	—	—

Total	$5,640	$7,837	$1,539	$5,540	$5,429	$28	$63

Total:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$1,500	$—	$—
Commercial and industrial	1,102	1,363	92	1,251	1,307	9	18
Commercial real estate	2,365	2,452	204	2,282	2,279	20	46
Residential real estate	1,171	1,257	147	1,055	930	—	—
Consumer	—	—	—	—	—	—	—
Home equity	96	96	96	96	96	—	—

Total	$6,234	$8,460	$1,539	$6,184	$6,112	$29	$64

There were no troubled debt restructurings occurring during the six month periods ended June 30, 2014 or June 30, 2013.

Note 7. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(in thousands)

Unrealized gains and losses on available-for-sale securities
	$—		$781	Net gains on sales of investments
	—		(302)	Provision for income taxes

	$—		$479	Net income

Accretion of unrealized losses transferred
	$1,286		$—	Securities held-to-maturity
	(478)		—	Provision for income taxes

	$808		$—	Net income

Amortization of defined benefit pension items

Prior-service costs	$(3	)(b)	$(3)	Salaries and employee benefits
Actuarial gains (losses)	(91	)(b)	(287)	Salaries and employee benefits

Total before tax	(94)		(290)	Income before taxes
Tax (expense) or benefit	38		116	Provision for income taxes

Net of tax	$(56)		$(174)	Net income

Total reclassifications for the period	$752		$305	Net income, net of tax

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(in thousands)

Unrealized gains and losses on available-for-sale securities
	$—		$1,664	Net gains on sales of investments
	—		(652)	Provision for income taxes

	$—		$1,012	Net income

Accretion of unrealized losses transferred
	$2,793		$—	Securities held-to-maturity
	(1,061)		—	Provision for income taxes

	$1,732		$—	Net income

Amortization of defined benefit pension items

Prior-service costs	$(5	)(b)	$(6)	Salaries and employee benefits
Actuarial gains (losses)	(183	)(b)	(574)	Salaries and employee benefits

Total before tax	(188)		(580)	Income before taxes
Tax (expense) or benefit	75		233	Provision for income taxes

Net of tax	$(113)		$(347)	Net income

Total reclassifications for the period	$1,619		$665	Net income, net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 9) for additional details).

Note 8. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2014 and 2013 was an increase of 1,452 and 1,162 shares, respectively.

The following table is a reconciliation of basic EPS and diluted EPS for the three and six months ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands except share and per share data)
Basic EPS Computation:
Numerator:
Net income, Class A	$4,394	$3,935	$8,259	$7,437
Net income, Class B	1,205	1,091	2,272	2,065
Denominator:
Weighted average shares outstanding, Class A	3,589,125	3,574,379	3,585,773	3,571,963
Weighted average shares outstanding, Class B	1,967,580	1,982,180	1,970,880	1,984,530
Basic EPS, Class A	$1.22	$1.10	$2.30	$2.08
Basic EPS, Class B	0.61	0.55	1.15	1.04
Diluted EPS Computation:
Numerator:
Net income, Class A	$4,394	$3,935	$8,259	$7,437
Net income, Class B	1,205	1,091	2,272	2,065

Total net income, for diluted EPS, Class A computation	5,599	5,026	10,531	9,502
Denominator:
Weighted average shares outstanding, basic, Class A	3,589,125	3,574,379	3,585,773	3,571,963
Weighted average shares outstanding, Class B	1,967,580	1,982,180	1,970,880	1,984,530
Dilutive effect of Class A stock options	1,327	795	1,452	1,162

Weighted average shares outstanding diluted, Class A	5,558,032	5,557,354	5,558,105	5,557,655
Weighted average shares outstanding, Class B	1,967,580	1,982,180	1,970,880	1,984,530
Diluted EPS, Class A	$1.01	$0.90	$1.89	$1.71
Diluted EPS, Class B	0.61	0.55	1.15	1.04

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2014	2013	2014	2013
	(In thousands)
Service cost	$258	$299	$389	$381
Interest	367	314	331	267
Expected return on plan assets	(636)	(470)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	3	158	88	129

Net periodic benefit (credit) cost	$(34)	$275	$837	$806

Components of Net Periodic Benefit Cost (Credit) for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2014	2013	2014	2013
	(In thousands)
Service cost	$516	$598	$778	$763
Interest	734	628	662	534
Expected return on plan assets	(1,272)	(940)	—	—
Recognized prior service cost (benefit)	(52)	(52)	58	58
Recognized net actuarial losses	6	316	176	258

Net periodic benefit (credit) cost	$(68)	$550	$1,674	$1,613

Contributions

As of June 30, 2014, $920,000 has been contributed. The Company does not anticipate making any additional contributions.

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

The results of the fair value hierarchy as of June 30, 2014, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

		Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,001	$—	$2,001	$—
U.S. Government Sponsored Enterprises	—	—	—	—
SBA Backed Securities	6,973	—	6,973	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	419,625	—	419,625	—
Privately Issued Residential Mortgage Backed Securities	2,127	—	2,127	—
Obligations Issued by States and Political Subdivisions	60,902	—	408	60,494
Other Debt Securities	2,180	—	2,180	—
Equity Securities	501	290	—	211

Total	$494,309	$290	$433,314	$60,705

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	2,539	—	—	2,539

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three-month period and six-month periods ended June 30, 2014 amounted to $276,000 and $530,000, respectively.

There were no transfers between level 1 and 2 for the three months ended June 30, 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2014.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$60,705	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	2,539	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the six-month period ended June 30, 2014 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
		(In thousands)
Balance at December 31, 2013	$3,820	32,487	$290	$36,597
Purchases	—	51,471	—	51,471
Maturities and calls	—	(27,282)	(79)	(27,361)
Amortization	—	(2)	—	(2)
Changes in fair value	—	—	—	—

Balance at June 30, 2014	$3,820	$56,674	$211	$60,705

The amortized cost of Level 3 securities was $61,577,000 at June 30, 2014 with an unrealized loss of $872,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the six-month period ended June 30, 2013, are shown in the table below:

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-

term borrowings and accrued interest payable.

			Fair Value Measurements
June 30, 2014	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
(in thousands)
Financial assets:
Securities held-to-maturity	$1,536,988	$1,537,839	$—	$1,537,839	$—
Loans (1)	1,292,503	1,269,530	—	—	1,269,530
Financial liabilities:
Time deposits	388,189	393,502	—	393,502	—
Other borrowed funds	267,500	270,576	—	270,576	—
Subordinated debentures	36,083	41,036	—	—	41,036

December 31, 2013
Financial assets:
Securities held-to-maturity	1,487,884	1,464,449	—	1,464,449	—
Loans (1)	1,243,822	1,214,192	—	—	1,214,192
Financial liabilities:
Time deposits	382,224	386,742	—	386,742	—
Other borrowed funds	255,144	254,736	—	254,736	—
Subordinated debentures	36,083	39,503	—	—	39,503

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At June 30, 2014, the Company had total assets of $3.6 billion. Currently, the Company operates 26 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

During March 2014, the Company entered into a lease agreement to open a branch located on Boylston Street in Boston, Massachusetts. This property will be leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. This agreement was approved by the Board of Directors in the absence of the Chairman of the Board. The branch is scheduled to open during the first quarter of 2015. The deposits from the Kenmore Square, Boston Massachusetts branch, which is scheduled to close on September 30, 2014, will be moved to the new Boylston Street branch.

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

The Company is also a provider of financial services, including cash management, transaction processing and short term financing to municipalities in Massachusetts, New Hampshire, and Rhode Island. The Company has deposit relationships with approximately 193 (55%) of the 351 cities and towns in Massachusetts.

Net income for the quarter ended June 30, 2014 was $5,599,000, or $1.01 per Class A share diluted, compared to net income of $5,026,000, or $0.90 per Class A share diluted, for the quarter ended June 30, 2013. Net income for the six-month period ended June 30, 2014 was $10,531,000, or $1.89 per Class A share diluted, compared to net income of $9,502,000, or $1.71 per Class A share diluted, for the quarter ended June 30, 2013. Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013
Basic EPS — Class A common	$1.22	$1.10
Basic EPS — Class B common	$0.61	$0.55
Diluted EPS — Class A common	$1.01	$0.90
Diluted EPS — Class B common	$0.61	$0.55

	Six months ended June 30, 2014	Six months ended June 30, 2013
Basic EPS — Class A common	$2.30	$2.08
Basic EPS — Class B common	$1.15	$1.04
Diluted EPS — Class A common	$1.89	$1.71
Diluted EPS — Class B common	$1.15	$1.04

Net interest income totaled $33.3 million for the six-months ended June 30, 2014 compared to $29.1 million for the same period in 2013. The 14.5% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin increased from 2.21% on a fully taxable equivalent basis in 2013 to 2.23% on the same basis for 2014. This was primarily the result of a decrease in rates paid on deposits and borrowed funds. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 13.3% increase in the average balances of earning assets, combined with a similar increase in average deposits.

The trends in the net interest margin are illustrated in the graph below:

From the beginning of 2012 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower the cost of funds, and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,253,000 of prepayment penalties during 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of

2012 and through the fourth quarter of 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities. The net interest margin increased during the first quarter of 2014 primarily as a result of pricing discipline and decreased during the second quarter of 2014 primarily as a result of a decrease in asset yields.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended June 30, 2014, the loan loss provision was $450,000 compared to a provision of $750,000 for the same period last year. For the six months ended June 30, 2014, the loan loss provision was $1.1 million compared to a provision of $1.5 million for the same period last year. The decrease in the provision was primarily as a result of changes in the portfolio composition and changes in qualitative economic factors. Nonperforming loans decreased to $2.8 million at June 30, 2014 from $3.3 million on June 30, 2013.

The Company had no sales of investment securities during the six months ended June 30, 2014. The Company capitalized on favorable market conditions for the three and six months ended June 30, 2013 and realized net gains on sales of investments of $781,000 and 1.7 million, respectively.

Included in operating expenses for the first six months ended June 30, 2014 are FDIC assessments of $974,000 compared to $850,000 for the same period in 2013.

For the first six months of 2014, the Company’s effective income tax rate was 4.7% compared to 5.8% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

Financial Condition

Loans

On June 30, 2014, total loans outstanding were $1.3 billion, up by $49.5 million from the total on December 31, 2013. At June 30, 2014, commercial real estate loans accounted for 58.4% and residential real estate loans, including home equity loans, accounted for 32.2% of total loans.

Commercial and industrial loans decreased to $88.7 million at June 30, 2014 from $92.4 million at December 31, 2013, primarily as a result of a decrease in commercial and industrial financing. Construction loans decreased to $25.9 million at June 30, 2014 from $33.1 million on December 31, 2013, primarily as a result of loan payments.

Allowance for Loan Losses

The allowance for loan loss at June 30, 2014 was $21.7 million as compared to $20.9 million at December 31, 2013. The increase was due to the increase in the size of the loan portfolio. Also, the level of the allowance for loan losses to total loans decreased slightly from 1.66% at December 31, 2013 to 1.65% at June 30, 2014. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•	Construction loans: The outstanding loan balance of construction loans at June 30, 2014 is $25.9 million as compared to $33.1 million at December 31, 2013. Based on the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $744.0 million at June 30, 2014 as compared to $701.1 million at December 31, 2013. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $433.9 million, at June 30, 2014 as compared to $377.9 million at December 31, 2013. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $38.0 million at June 30, 2014 as compared to $40.2 million at December 31, 2013. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$21,259	$19,759	$20,941	$19,197
Loans charged off	(113)	(160)	(542)	(533)
Recoveries on loans previously charged-off	126	151	273	336

Net charge-offs	13	(9)	(269)	(197)
Provision charged to expense	450	750	1,050	1,500

Allowance for loan losses, end of period	$21,722	$20,500	$21,722	$20,500

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccruing loans	$2,845	$2,549
Loans past due 90 days or more and still accruing	$614	$—
Nonaccruing loans as a percentage of total loans	0.22%	0.20%
Accruing troubled debt restructures	$5,883	$5,969

Cash and Cash Equivalents

Cash and cash equivalents decreased during the first six months of 2014. This was primarily the result of a decrease in lower yielding interest-bearing deposits in other banks during the quarter.

Short-term Investments

Short-term investments decreased as a result of maturities.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $494.3 million at June 30, 2014, an increase of 6.5% from December 31, 2013. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. Purchases of securities available-for-sale totaled $100.1 million for the six months ended June 30, 2014. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.6 years.

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

Securities available-for-sale totaling $60.7 million, or 1.7% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

During the first six months of 2014, net unrealized losses on the securities available-for-sale decreased to $0.9 million from $1.7 million at December 31, 2013. Unrealized losses on the available-for-sale portfolio increased as a result of increases in interest rates.

	June 30, 2014	December 31, 2013
	(In thousands)
U.S. Treasury	$2,001	$1,998
U.S. Government Sponsored Enterprises	—	10,004
Small Business Administration	6,973	7,302
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	419,625	403,189
Privately Issued Residential Mortgage-backed Securities	2,127	2,277
Obligations issued by States and Political Subdivisions	60,902	36,723
Other Debt Securities	2,180	2,176
Equity Securities	501	576

Total Securities Available–for-Sale	$494,309	$464,245

There were no realized gains on sales of investments for the first six months of 2014.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1.5 billion on June 30, 2014, an increase of 3.3% from the total on December 31, 2013. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.8 years.

	June 30, 2014	December 31, 2013
	(In thousands)
U.S. Government Sponsored Enterprises	$328,351	$291,779
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,208,637	1,196,105

Total Securities Held-to-Maturity	$1,536,988	$1,487,884

At June 30, 2014 and December 31, 2013, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the quarter ended June 30, 2014, the FHLBB reported preliminary net income of $31.3 million. The FHLBB also declared a dividend equal to an annual yield of 1.48%. During the first six months of 2014, the Company purchased $2.3 million of additional capital stock and redeemed $700,000. As of June 30, 2014, no impairment has been recognized.

Deposits and Borrowed Funds

On June 30, 2014, deposits totaled $2.9 billion, representing a 5.0% increase from December 31, 2013. Total deposits increased primarily as a result of increases in demand deposits, money market accounts, and savings and NOW deposits. Money market and Savings and NOW deposits increased as the Company continued to offer attractive rates for these types of deposits during the first six months of the year. Borrowed funds totaled $447.5 million compared to $469.6 million at December 31, 2013. Borrowed funds increased mainly as a result of an increase in borrowings from the FHLBB.

Stockholders’ Equity

At June 30, 2014, total equity was $188.3 million compared to $176.5 million at December 31, 2013. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The Company’s leverage ratio stood at 6.47% at June 30, 2014, compared to 6.50% at December 31, 2013. The decrease in the leverage ratio is due to an increase in assets, offset somewhat, by an increase stockholders’ equity. Book value as of June 30, 2014 was $33.88 per share compared to $31.76 at December 31, 2013.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2014			June 30, 2013
	(In thousands)
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$764,653	$8,237	4.32%	$760,440	$8,343	4.40%
Loans tax-exempt	526,116	6,791	5.18	393,213	5,721	5.84
Securities available-for-sale (5):
Taxable	457,955	739	0.65	1,424,732	5,495	1.54
Tax-exempt	38,600	84	0.87	47,779	117	0.98
Securities held-to-maturity:
Taxable	1,522,059	8,020	2.11	251,518	1,419	2.26
Interest-bearing deposits in other banks	194,418	129	0.27	206,535	145	0.28

Total interest-earning assets	3,503,801	24,000	2.75	3,084,217	21,240	2.76
Non interest-earning assets	164,071			173,309
Allowance for loan losses	(21,566)			(20,149)

Total assets	$3,646,306			$3,237,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$820,396	$450	0.22%	$711,429	$416	0.23%
Savings accounts	333,290	210	0.25	320,686	233	0.29
Money market accounts	935,477	669	0.29	752,880	582	0.31
Time deposits	399,554	1,141	1.14	387,381	1,234	1.28

Total interest-bearing deposits	2,488,717	2,470	0.40	2,172,376	2,465	0.46
Securities sold under agreements to repurchase	211,829	93	0.18	199,255	89	0.18
Other borrowed funds and subordinated debentures	251,752	2,237	3.56	219,305	2,066	3.78

Total interest-bearing liabilities	2,952,298	4,800	0.65%	2,590,936	4,620	0.72%

Non interest-bearing liabilities
Demand deposits	473,578			425,366
Other liabilities	34,434			43,383

Total liabilities	3,460,310			3,059,685

Stockholders’ equity	185,996			177,692
Total liabilities & stockholders’ equity	$3,646,306			$3,237,377

Net interest income on a fully taxable equivalent basis		19,200			16,620
Less taxable equivalent adjustment		(2,446)			(2,108)

Net interest income		$16,754			$14,512

Net interest spread (3)			2.10%			2.04%

Net interest margin (4)			2.20%			2.16%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2014			June 30, 2013
	(In thousands)
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$763,474	$16,436	4.34%	$757,468	$16,695	4.44%
Loans tax-exempt	514,506	13,399	5.25	382,809	11,251	5.93
Securities available-for-sale (5):
Taxable	458,939	1,509	0.66	1,395,196	11,023	1.58
Tax-exempt	36,466	159	0.87	51,000	252	0.99
Securities held-to-maturity:
Taxable	1,507,529	15,800	2.10	259,812	2,939	2.26
Interest-bearing deposits in other banks	157,958	211	0.27	188,730	264	0.28

Total interest-earning assets	3,438,872	47,514	2.79	3,035,015	42,424	2.81
Non interest-earning assets	163,195			174,857
Allowance for loan losses	(21,380)			(19,828)

Total assets	$3,580,687			$3,190,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$776,427	$831	0.22%	$694,068	$805	0.23%
Savings accounts	336,797	438	0.26	316,449	454	0.29
Money market accounts	919,844	1,308	0.29	727,499	1,114	0.31
Time deposits	388,236	2,226	1.16	391,005	2,568	1.32

Total interest-bearing deposits	2,421,304	4,803	0.40	2,129,021	4,941	0.47
Securities sold under agreements to repurchase	219,336	194	0.18	203,755	179	0.18
Other borrowed funds and subordinated debentures	252,022	4,420	3.54	214,979	4,092	3.84

Total interest-bearing liabilities	2,892,662	9,417	0.66%	2,547,755	9,212	0.73%

Non interest-bearing liabilities
Demand deposits	471,114			421,646
Other liabilities	34,025			41,724

Total liabilities	3,397,801			3,011,125

Stockholders’ equity	182,886			178,919
Total liabilities & stockholders’ equity	$3,580,687			$3,190,044

Net interest income on a fully taxable equivalent basis		38,097			33,212
Less taxable equivalent adjustment		(4,829)			(4,155)

Net interest income		$33,268			$29,057

Net interest spread (3)			2.13%			2.08%

Net interest margin (4)			2.23%			2.21%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013			Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$46	$(152)	$(106)	$132	$(391)	$(259)
Tax-exempt	1,770	(700)	1,070	3,539	(1,391)	2,148
Securities available-for-sale
Taxable	(2,561)	(2,195)	(4,756)	(5,088)	(4,426)	(9,514)
Tax-exempt	(21)	(12)	(33)	(66)	(27)	(93)
Securities held-to-maturity
Taxable	6,701	(100)	6,601	13,093	(232)	12,861
Interest-bearing deposits in other banks	(8)	(8)	(16)	(42)	(11)	(53)

Total interest income	5,927	(3,167)	2,760	11,568	(6,478)	5,090

Interest expense:
Deposits:
NOW accounts	61	(27)	34	91	(65)	26
Savings accounts	9	(32)	(23)	28	(44)	(16)
Money market accounts	133	(46)	87	278	(84)	194
Time deposits	38	(131)	(93)	(18)	(324)	(342)

Total interest-bearing deposits	241	(236)	5	379	(517)	(138)
Securities sold under agreements to repurchase	6	(2)	4	14	1	15
Other borrowed funds and subordinated debentures	293	(122)	171	667	(339)	328

Total interest expense	540	(360)	180	1,060	(855)	205

Change in net interest income	$5,387	$(2,807)	$2,580	$10,508	$(5,623)	$4,885

Net Interest Income

For the three months ended June 30, 2014, net interest income on a fully taxable equivalent basis totaled $19.2 million compared to $16.6 million for the same period in 2013, an increase of $2.6 million or 15.5%. This increase in net interest income for the period is primarily due to an increase in interest earning assets as well as a decrease in rates paid on deposits and borrowed funds. The net interest margin increased from 2.16% on a fully taxable equivalent basis in 2013 to 2.20% on the same basis for 2014. This was primarily the result of a decrease in rates paid on deposits and borrowed funds. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 13.6% increase in the average balances of earning assets, combined with a similar increase in average deposits.

For the six months ended June 30, 2014, net interest income on a fully taxable equivalent basis totaled $38.1 million compared to $33.2 million for the same period in 2013, an increase of $4.9 million or 14.7%. This increase in net interest income for the period is primarily due to an increase in interest earning assets as well as a decrease in rates paid on deposits and borrowed funds. The net interest margin increased from 2.21% on a fully taxable equivalent basis in 2013 to 2.23% on the same basis for 2014. This was primarily the result of a decrease in rates paid on deposits and borrowed funds. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 13.3% increase in the average balances of earning assets, combined with a similar increase in average deposits.

Provision for Loan Losses

For the three months ended June 30, 2014, the loan loss provision was $450,000 compared to a provision of $750,000 for the same period last year. For the six months ended June 30, 2014, the loan loss provision was $1.1 million compared to a provision of $1.5 million for the same period last year. The decrease in the provision was primarily as a result of changes in the portfolio composition and changes in qualitative economic factors.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2014 decreased by $1.6 million to $3.6 million from $5.2 million for the same period last year. This was mainly attributable to a decrease in net gains on sales of investments of $781,000. Also, there was a decrease in gains on sales of mortgage loans held for sale of $740,000. There was a decrease in service charges on deposit accounts of $22,000, which was mainly attributable to a decrease in overdraft fees. Lockbox fees increased by $7,000 as a result of increased customer volume.

Other operating income for the six months ended June 30, 2014 decreased by $2.6 million to $7.1 million from $9.7 million for the same period last year. This was mainly attributable to a decrease in gains on sales of investments of $1.7 million. Also, there was a decrease in gains on sales of mortgage loans held for sale of $903,000. There was an increase in service charges on deposit accounts of $70,000, which was mainly attributable to an increase in debit card fees and deposit related fees. Lockbox fees increased by $12,000 as a result of increased customer volume.

For the quarter ended June 30, 2014, operating expenses increased by $427,000 or 3.1% to $14.1 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $394,000 in salaries and employee benefits, $129,000 in occupancy expenses, and $44,000 in FDIC assessments. Equipment expenses and other expenses decreased by $25,000 and $115,000, respectively. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, and increased bonus expense. This was offset, somewhat by a decrease in pension costs. Occupancy increased mainly as a result of costs associated with the Chestnut Hill branch opening during the fourth quarter of 2013. Other expenses decreased mainly as a result of a decrease in marketing and legal expense.

For the six months ended June 30, 2014, operating expenses increased by $1.1 million or 4.1% to $28.2 million, from the same period last year. The increase in operating expenses for the six months was mainly attributable to an increase of $651,000 in salaries and employee benefits, $289,000 in occupancy expenses, $124,000 in FDIC assessments and $92,000 in other expenses. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, and increased bonus expense. Occupancy increased mainly as a result of costs associated with the Chestnut Hill branch opening during the fourth quarter of 2013. Other expenses increased mainly as a result of increased uninsured losses and increased software maintenance expense.

Income Taxes

For the second quarter of 2014, the Company’s income tax expense totaled $231,000 on pretax income of $5.8 million resulting in an effective tax rate of 4.0%. For last year’s corresponding quarter, the Company’s income tax expense totaled $295,000 on pretax income of $5.3 million resulting in an effective tax rate of 5.5%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

For the first six months of 2014, the Company’s income tax expense totaled $524,000 on pretax income of $11.1 million resulting in an effective tax rate of 4.7%. For last year’s corresponding quarter, the Company’s income tax expense totaled $583,000 on pretax income of $10.1 million resulting in an effective tax rate of 5.8%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

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

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2014 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of Century Bancorp, Inc. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Century Bancorp, Inc. Class A common stock during the indicated periods:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Weighted Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1 – April 30, 2014	—	$—	—	300,000

May 1 – May 31, 2014	—	$—	—	300,000

June 1 – June 30, 2014	—	$—	—	300,000

(1)	On July 10, 2013, the Company announced a reauthorization of the Class A common stock repurchase program to repurchase up to 300,000 shares. The repurchase program expired on July 8, 2014. There were no shares purchased other than through a publicly announced plan or program.

Item 3	Defaults Upon Senior Securities — None

Item 5	Other Information — None

Item 6	Exhibits

31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+ 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.INS	XBRL Instance Document

+ + 101.SCH	XBRL Taxonomy Extension Schema

+ + 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB	XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF	XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+ +	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2014	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby, CPA
William P. Hornby, CPA
Chief Financial Officer and Treasurer (Principal Accounting Officer)