Form 10-Q
period 2014-09-30
CENTURY BANCORP INC
filed 2014-11-07
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

As of October 31, 2014, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,600,729 Shares
Class B Common Stock, $1.00 par value	1,967,180 Shares

Century Bancorp, Inc.

	Index	Page Number

Part I	Financial Information

	Forward Looking Statements	3

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets: September 30, 2014 and December 31, 2013	4

	Consolidated Statements of Income: Three months and nine months ended September 30, 2014 and 2013	5

	Consolidated Statements of Comprehensive Income: Three months and nine months ended September 30, 2014 and 2013	6

	Consolidated Statements of Changes in Stockholders’ Equity: Nine months ended September 30, 2014 and 2013	7

	Consolidated Statements of Cash Flows: Nine months ended September 30, 2014 and 2013	8

	Notes to Consolidated Financial Statements	9-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40-41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

Signatures		42

Exhibits	Ex-31.1
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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$57,425	$59,956
Federal funds sold and interest-bearing deposits in other banks	103,537	34,722

Total cash and cash equivalents	160,962	94,678

Short-term investments	2,125	4,617

Securities available-for-sale, amortized cost $489,876 and $465,943, respectively	490,683	464,245
Securities held-to-maturity, fair value $1,463,535 and $1,464,449, respectively	1,471,137	1,487,884
Federal Home Loan Bank of Boston stock, at cost	22,231	18,072

Loans held-for-sale	16,279	—
Loans, net:
Commercial and industrial	152,823	76,675
Municipal	36,624	32,737
Construction and land development	25,339	33,058
Commercial real estate	695,074	696,317
Residential real estate	268,927	286,041
Home equity	147,593	130,277
Consumer and other	10,253	9,658

Total loans, net	1,336,633	1,264,763
Less: allowance for loan losses	22,469	20,941

Net loans	1,314,164	1,243,822

Bank premises and equipment	23,451	23,400
Accrued interest receivable	6,317	6,539
Goodwill	2,714	2,714
Other assets	87,350	85,183

Total assets	$3,597,413	$3,431,154

Liabilities

Deposits:
Demand deposits	$496,583	$475,862
Savings and NOW deposits	1,015,626	992,796
Money Market Accounts	907,457	864,957
Time deposits	370,779	382,224

Total deposits	2,790,445	2,715,839

Securities sold under agreements to repurchase	195,100	214,440
Other borrowed funds	337,500	255,144
Subordinated debentures	36,083	36,083
Due to broker	7,613	—
Other liabilities	35,078	33,176

Total liabilities	3,401,819	3,254,682

Stockholders’ Equity
Preferred stock - $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,599,729 shares and 3,580,404 shares, respectively	3,600	3,580
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 and 1,976,180 shares, respectively	1,967	1,976
Additional paid-in capital	12,250	11,932
Retained earnings	195,338	180,747

	213,155	198,235
Unrealized gains (losses) on securities available-for-sale, net of taxes	464	(1,045)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(11,143)	(13,667)
Pension liability, net of taxes	(6,882)	(7,051)

Total accumulated other comprehensive loss, net of taxes	(17,561)	(21,763)

Total stockholders’ equity	195,594	176,472

Total liabilities and stockholders’ equity	$3,597,413	$3,431,154

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income
Loans	$12,708	$12,856	$37,768	$36,734
Securities held-to-maturity	8,104	6,181	23,904	9,120
Securities available-for-sale	752	1,392	2,366	12,580
Federal funds sold and interest-bearing deposits in other banks	60	120	271	384

Total interest income	21,624	20,549	64,309	58,818

Interest expense
Savings and NOW deposits	642	674	1,911	1,933
Money market accounts	725	681	2,033	1,795
Time deposits	1,089	1,089	3,315	3,657
Securities sold under agreements to repurchase	90	89	284	268
Other borrowed funds and subordinated debentures	2,333	2,218	6,753	6,310

Total interest expense	4,879	4,751	14,296	13,963

Net interest income	16,745	15,798	50,013	44,855

Provision for loan losses	600	750	1,650	2,250

Net interest income after provision for loan losses	16,145	15,048	48,363	42,605

Other operating income
Service charges on deposit accounts	2,022	2,064	6,068	6,040
Lockbox fees	723	736	2,345	2,346
Net gains on sales of investments	—	1,001	—	2,665
Gains on sales of mortgage loans held for sale	133	247	221	1,238
Other income	880	726	2,209	2,140

Total other operating income	3,758	4,774	10,843	14,429

Operating expenses
Salaries and employee benefits	8,681	8,858	26,332	25,858
Occupancy	1,341	1,240	4,105	3,715
Equipment	552	554	1,709	1,746
FDIC assessments	502	462	1,476	1,312
Other	2,900	2,881	8,602	8,491

Total operating expenses	13,976	13,995	42,224	41,122

Income before income taxes	5,927	5,827	16,982	15,912

Provision for income taxes	221	308	745	891

Net income	$5,706	$5,519	$16,237	$15,021

Share data:
Weighted average number of shares outstanding, basic
Class A	3,594,583	3,578,400	3,588,728	3,574,109
Class B	1,967,180	1,978,180	1,969,647	1,982,413
Weighted average number of shares outstanding, diluted
Class A	5,563,278	5,558,031	5,559,909	5,557,783
Class B	1,967,180	1,978,180	1,969,647	1,982,413
Basic earnings per share:
Class A	$1.25	$1.21	$3.55	$3.29
Class B	$0.62	$0.60	$1.78	$1.64
Diluted earnings per share
Class A	$1.03	$0.99	$2.92	$2.70
Class B	$0.62	$0.60	$1.78	$1.64

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended September 30,
	2014	2013
Net income	$5,706	$5,519
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising and transferred during period	1,004	(4,968)
Less: reclassification adjustment for gains included in net income	—	(1,001)

Total unrealized gains (losses) on securities	1,004	(5,969)
Accretion of net unrealized losses transferred	792	910

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	56	173

Other comprehensive income (loss)	1,852	(4,886)

Comprehensive income (loss)	$7,558	$633

	Nine months ended September 30,
	2014	2013
Net income	$16,237	$15,021
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising and transferred during period	1,509	(25,857)
Less: reclassification adjustment for gains included in net income	—	(2,665)

Total unrealized gains (losses) on securities	1,509	(28,522)
Accretion of net unrealized losses transferred	2,524	910

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	169	520

Other comprehensive income (loss)	4,202	(27,092)

Comprehensive income (loss)	$20,439	$(12,071)

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2014 and 2013

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990
Net income	—	—	—	15,021	—	15,021
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $8,266 in taxes and $2,665 in realized net gains	—	—	—	—	(12,969)	(12,969)
Unrealized losses on securities transferred to held-to-maturity net of $9,206 in taxes					(14,643)	(14,643)
Pension liability adjustment, net of $346 in taxes	—	—	—	—	520	520
Conversion of class B common stock to class A common stock, 8,700 shares	8	(8)
Stock options exercised, 1,625 shares	2	—	41	—	—	43
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,285)	—	(1,285)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(357)	—	(357)

Balance at September 30, 2013	$3,578	$1,978	$11,932	$176,271	$(27,439)	$166,320

Balance at December 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472
Net income	—	—	—	16,237	—	16,237
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $996 in taxes	—	—	—	—	1,509	1,509
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $1,485 in taxes					2,524	2,524
Pension liability adjustment, net of $113 in taxes	—	—	—	—	169	169
Conversion of class B common stock to class A common stock, 9,000 shares	9	(9)	—	—	—	—
Stock options exercised, 10,325 shares	11	—	318	—	—	329
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,290)	—	(1,290)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(356)	—	(356)

Balance at September 30, 2014	$3,600	$1,967	$12,250	$195,338	$(17,561)	$195,594

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,237	$15,021
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of mortgage loans held for sale	(221)	(1,238)
Net gain on sales of investments	—	(2,665)
Provision for loan losses	1,650	2,250
Deferred income taxes	(2,648)	(1,297)
Net depreciation and amortization	2,337	4,421
Decrease(increase) in accrued interest receivable	222	(265)
Increase in other assets	(2,238)	(4,321)
Increase in other liabilities	2,184	3,527

Net cash provided by operating activities	17,523	15,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	3,561	16,317
Purchase of short-term investments	(1,069)	(8,561)
Proceeds from calls/maturities of securities available-for-sale	112,242	228,212
Proceeds from sales of securities available-for-sale	—	216,078
Purchase of securities available-for-sale	(132,953)	(536,612)
Proceeds from calls/maturities of securities held-to-maturity	183,533	79,249
Purchase of securities held-to-maturity	(163,064)	(190,718)
Net increase in loans	(101,378)	(182,406)
Proceeds from sales of portfolio loans	13,364	64,219
Capital expenditures	(1,780)	(1,232)

Net cash used in investing activities	(87,544)	(315,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(11,445)	(68,433)
Net increase in demand, savings, money market and NOW deposits	86,051	311,489
Net proceeds from exercise of stock options	329	43
Cash dividends	(1,646)	(1,642)
Net decrease in securities sold under agreements to repurchase	(19,340)	(6,230)
Net increase in other borrowed funds	82,356	46,000

Net cash provided by financing activities	136,305	281,227

Net increase (decrease) in cash and cash equivalents	66,284	(18,794)
Cash and cash equivalents at beginning of period	94,678	152,283

Cash and cash equivalents at end of period	$160,962	$133,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,295	$13,993
Income taxes	2,807	2,898
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	1,509	(12,969)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	2,524	(14,643)
Pension liability adjustment, net of taxes	169	520
Due to broker	7,613	3,086
Transfer of securities available-for-sale to held-to-maturity	—	987,037

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Nine Months Ended September 30, 2014 and 2013

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

Note 3. Stock Option Accounting

Stock option activity under the Company’s stock option plan for the nine months ended September 30, 2014 is as follows:

	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	20,225	$31.82

Exercised	(10,325)	31.83
Forfeited	(8,900)	31.83

Outstanding at end of period	1,000	$31.60

Exercisable at end of period	1,000	$31.60

Available to be granted at end of period	233,784

On September 30, 2014, the outstanding options to purchase 1,000 shares of Class A common stock has an exercise price of $31.60 with a weighted average exercise price of $31.60 and a weighted average remaining contractual life of 13 days. The intrinsic value of options exercisable at September 30, 2014 had an aggregate value of $3,020. The intrinsic value of options exercised at September 30, 2014 had an aggregate value of $28,807.

The Company uses the fair value method to account for stock options. All of the Company’s stock options are vested and there were no options granted during the first nine months of 2014.

Note 4. Securities Available-for-Sale

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In thousands)
U.S. Treasury	$1,999	$2	$—	$2,001	$1,997	$1	$—	$1,998
U.S. Government Sponsored Enterprises	—	—	—	—	9,995	9	—	10,004
Small Business Administration	6,787	42	—	6,829	7,270	32	—	7,302
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	391,721	2,185	623	393,283	404,103	588	1,501	403,190
Privately Issued Residential Mortgage Backed Securities	1,993	9	11	1,991	2,294	6	23	2,277
Obligations Issued by States and Political Subdivisions	83,749	2	873	82,878	37,578	15	870	36,723

Other Debt Securities	3,300	5	109	3,196	2,300	—	125	2,175
Equity Securities	327	178	—	505	406	170	—	576

Total	$489,876	$2,423	$1,616	$490,683	$465,943	$821	$2,519	$464,245

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

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $333,036,000 and $368,137,000 at September 30, 2014 and December 31, 2013, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $21,706,000 and $12,214,000 at September 30, 2014 and December 31, 2013, respectively. There were no realized gains on sales of investments for the nine months ended September 30, 2014. The Company realized gross gains of $2,665,000 from the proceeds of $216,078,000 from the sales of available-for-sale securities for the nine months ended September 30, 2013.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2014.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$77,321	$77,322
After one but within five years	175,594	176,505
After five but within ten years	226,116	226,788
More than 10 years	9,018	8,172
Non-maturing	1,827	1,896

Total	$489,876	$490,683

The weighted average remaining life of investment securities available-for-sale at September 30, 2014 was 4.4 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2014 and December 31, 2013, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2014. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 3 and 17 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 257 holdings at September 30, 2014.

	September 30, 2014
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	20,768	99	99,716	524	120,484	623
Privately Issued Residential Mortgage Backed Securities	—	—	737	11	737	11
Obligations Issued by States and Political Subdivisions	—	—	3,820	873	3,820	873
Other Debt Securities	—	—	1,390	109	1,390	109

Total temporarily impaired securities	$20,768	$99	$105,663	$1,517	$126,431	$1,616

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

	December 31, 2013
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	289,709	1, 352	24,557	149	314,266	1,501
Privately Issued Residential Mortgage Backed Securities	1,486	23	—	—	1,486	23
Obligations Issued by States and Political Subdivisions	—	—	3,820	870	3,820	870
Other Debt Securities	—	—	1,376	125	1,376	125

Total temporarily impaired securities	$291,195	$1,375	$29,753	$1,144	$320,948	$2,519

Note 5. Investment Securities Held-to-Maturity

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$291,158	$1,377	$870	$291,665	$291,779	$185	$5,043	$286,921
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,179,979	6,408	14,517	1,171,870	1,196,105	2,239	20,816	1,177,528

Total	$1,471,137	$7,785	$15,387	$1,463,535	$1,487,884	$2,424	$25,859	$1,464,449

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $839,764,000 and $732,144,000 at September 30, 2014 and December 31, 2013, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $466,789,000 and $510,060,000 at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2014.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$4,168	$4,230
After one but within five years	988,565	983,567
After five but within ten years	477,606	474,921
More than ten years	798	817

Total	$1,471,137	$1,463,535

The weighted average remaining life of investment securities held-to-maturity at September 30, 2014 was 4.7 years. Included in the weighted average remaining life calculation at September 30, 2014 were $213,343,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2014 and December 31, 2013, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at September 30, 2014. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 84 and 53 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 305 holdings at September 30, 2014.

	September 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$105,032	$507	$14,637	$363	$119,669	$870
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	422,503	4,626	346,611	9,891	769,114	14,517

Total temporarily impaired securities	$527,535	$5,133	$361,248	$10,254	$888,783	$15,387

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$21,722	$20,500	$20,941	$19,197
Loans charged off	(163)	(149)	(705)	(682)
Recoveries on loans previously charged-off	310	149	583	485

Net charge-offs	147	—	(122)	(197)
Provision charged to expense	600	750	1,650	2,250

Allowance for loan losses, end of period	$22,469	$21,250	$22,469	$21,250

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2014	$2,045	$2,915	$11,975	$1,927	$428	$915	$1,517	$21,722
Charge-offs	—	(37)	—	—	(126)	—	—	(163)
Recoveries	—	115	1	6	106	82	—	310
Provision	(39)	2,396	(1,116)	(132)	46	(41)	(514)	600

Ending balance at September 30, 2014	$2,006	$5,389	$10,860	$1,801	$454	$956	$1,003	$22,469

Amount of allowance for loan losses for loans deemed to be impaired	$272	$348	$648	$152	$—	$93	$—	1,513

Amount of allowance for loan losses for loans not deemed to be impaired	$1,734	$5,041	$10,212	$1,649	$454	$863	$1,003	$20,956

Loans:
Ending balance	$25,339	$181,627	$702,894	$268,927	$10,253	$147,593	$—	$1,336,633

Loans deemed to be impaired	$354	$1,096	$4,740	$1,549	$—	$93	$—	$7,832

Loans not deemed to be impaired	$24,985	$180,531	$698,154	$267,378	$10,253	$147,500	$—	$1,328,801

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2013	$2,174	$2,989	$11,218	$2,006	$432	$959	$1,163	$20,941
Charge-offs	(250)	(51)	—	—	(404)	—	—	(705)
Recoveries	—	164	5	26	305	83	—	583
Provision	82	2,287	(363)	(231)	121	(86)	(160)	1,650

Ending balance at September 30, 2014	$2,006	$5,389	$10,860	$1,801	$454	$956	$1,003	$22,469

Amount of allowance for loan losses for loans deemed to be impaired	$272	$348	$648	$152	$—	$93	$—	1,513

Amount of allowance for loan losses for loans not deemed to be impaired	$1,734	$5,041	$10,212	$1,649	$454	$863	$1,003	$20,956

Loans:
Ending balance	$25,339	$181,627	$702,894	$268,927	$10,253	$147,593	$—	$1,336,633

Loans deemed to be impaired	$354	$1,096	$4,740	$1,549	$—	$93	$—	$7,832

Loans not deemed to be impaired	$24,985	$180,531	$698,154	$267,378	$10,253	$147,500	$—	$1,328,801

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at June 30, 2013	$3,241	$3,215	$9,424	$2,030	$363	$932	$1,295	$20,500
Charge-offs	—	—	—	—	(149)	—	—	(149)
Recoveries	—	42	2	4	101	—	—	149
Provision	(114)	(534)	1,162	176	76	17	(33)	750

Ending balance at September 30, 2013	$3,127	$2,723	$10,588	$2,210	$391	$949	$1 ,262	$21,250

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$90	$445	$139	$—	$95	$—	1,769

Amount of allowance for loan losses for loans not deemed to be impaired	$2,127	$2,633	$10,143	$2,071	$391	$854	$1,262	$19,481

Loans:
Ending balance	$32,750	$87,468	$666,166	$309,291	$8,728	$126,645	$—	$1,231,048

Loans deemed to be impaired	$1,500	$1,132	$4,688	$1,151	$—	$95	$—	$8,566

Loans not deemed to be impaired	$31,250	$86,336	$661,478	$308,140	$8,728	$126,550	$—	$1,222,482

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Balance at December 31, 2012	$3,041	$3,118	$9,065	$1,994	$333	$886	$760	$19,197
Charge-offs	—	(234)	—	—	(448)	—	—	(682)
Recoveries	—	163	5	9	307	1	—	485
Provision	86	(324)	1,518	207	199	62	502	2,250

Ending balance at September 30, 2013	$3,127	$2,723	$10,588	$2,210	$391	$949	$1 ,262	$21,250

Amount of allowance for loan losses for loans deemed to be impaired	$1,000	$90	$445	$139	$—	$95	$—	1,769

Amount of allowance for loan losses for loans not deemed to be impaired	$2,127	$2,633	$10,143	$2,071	$391	$854	$1,262	$19,481

Loans:
Ending balance	$32,750	$87,468	$666,166	$309,291	$8,728	$126,645	$—	$1,231,048

Loans deemed to be impaired	$1,500	$1,132	$4,688	$1,151	$—	$95	$—	$8,566

Loans not deemed to be impaired	$31,250	$86,336	$661,478	$308,140	$8,728	$126,550	$—	$1,222,482

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2014 and December 31, 2013.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2014 and December 31, 2013.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2014 and December 31, 2013 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at September 30, 2014.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$17,808	$180,059	$697,509
4 (Monitor)	7,177	472	645
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	354	1,096	4,740

Total	$25,339	$181,627	$702,894

The following table presents the Company’s loans by risk rating at December 31, 2013.

	Construction and land development	Commercial and industrial	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$25,138	$90,563	$707,461
4 (Monitor)	7,312	472	1,346
5 (Substandard)	—	—	—
6 (Doubtful)	—	—	—
Impaired	608	1,367	4,520

Total	$33,058	$92,402	$713,327

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at September 30, 2014 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
			(Dollars in thousands)
Construction and land development	$—	$354	$—	$354	$24,985	$25,339
Commercial and industrial	895	418	—	1,313	180,314	181,627
Commercial real estate	1,608	2,787	—	4,395	698,499	702,894
Residential real estate	378	2,197	—	2,575	266,352	268,927
Consumer and overdrafts	5	8	—	13	10,240	10,253
Home equity	1,072	254	—	1,326	146,267	147,593

Total	$3,958	$6,018	$—	$9,976	$1,326,657	$1,336,633

Further information pertaining to the allowance for loan losses at December 31, 2013 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
			(Dollars in thousands)
Construction and land development	$—	$500	$—	$500	$32,558	$33,058
Commercial and industrial	112	706	—	818	91,584	92,402
Commercial real estate	1,496	306	—	1,802	711,525	713,327
Residential real estate	2,232	1,034	—	3,266	282,775	286,041
Consumer and overdrafts	11	3	—	14	9,644	9,658
Home equity	1,710	—	—	1,710	128,567	130,277

Total	$5,561	$2,549	$—	$8,110	$1,256,653	$1,264,763

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

The following is information pertaining to impaired loans for September 30, 2014:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 9/30/14	Interest Income Recognized For 3 Months Ending 9/30/14	Average Carrying Value For 9 Months Ending 9/30/14	Interest Income Recognized For 9 Months Ending 9/30/14
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$225	$—
Commercial and industrial	11	42	—	11	—	53	—
Commercial real estate	392	396	—	396	—	175	—
Residential real estate	—	—	—	18	—	72	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$403	$438	$—	$425	$—	$525	$—

With required reserve recorded:
Construction and land development	$354	$3,400	$272	$355	$—	$207	$—
Commercial and industrial	1,085	1,337	348	1,078	8	1,095	24
Commercial real estate	4,348	4,440	648	4,492	39	4,443	113
Residential real estate	1,549	1,549	152	1,536	3	1,193	8
Consumer	—	—	—	—	—	—	—
Home equity	93	93	93	93	—	94	—

Total	$7,429	$10,819	$1,513	$7,554	$50	$7,032	$145

Total:
Construction and land development	$354	$3,400	$272	$355	$—	$432	$—
Commercial and industrial	1,096	1,379	348	1,089	8	1,148	24
Commercial real estate	4,740	4,836	648	4,888	39	4,618	113
Residential real estate	1,549	1,549	152	1,554	3	1,265	8
Consumer	—	—	—	—	—	—	—
Home equity	93	93	93	93	—	94	—

Total	$7,832	$11,257	$1,513	$7,979	$50	$7,557	$145

The following is information pertaining to impaired loans for September 30, 2013:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 9/30/13	Interest Income Recognized For 3 Months Ending 9/30/13	Average Carrying Value For 9 Months Ending 9/30/13	Interest Income Recognized For 9 Months Ending 9/30/13
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	264	294	—	239	—	390	1
Commercial real estate	218	218	—	126	—	133	—
Residential real estate	254	263	—	260	—	145	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$736	$775	$—	$625	$1	$668	$1

With required reserve recorded:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—	$1,500	$—
Commercial and industrial	868	1,101	90	885	12	864	29
Commercial real estate	4,470	4,558	445	2,796	26	2,394	72
Residential real estate	897	979	139	901	—	853	—
Consumer	—	—	—	—	—	—	—
Home equity	95	95	95	95	—	96	—

Total	$7,830	$10,025	$1,769	$6,177	$38	$5,707	$101

Total:
Construction and land development	$1,500	$3,292	$1,000	$1,500	$—	$1,500	$—
Commercial and industrial	1,132	1,395	90	1,124	12	1,254	30
Commercial real estate	4,688	4,776	445	2,922	26	2,527	72
Residential real estate	1,151	1,242	139	1,161	—	998	—
Consumer	—	—	—	—	—	—	—
Home equity	95	95	95	95	—	96	—

Total	$8,566	$10,800	$1,769	$6,802	$38	$6,375	$102

Troubled Debt Restructurings were identified as a modification in which a concession was granted to a customer who is having financial difficulties. This concession may be below market rate, longer amortization/term, and a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations. There was one commercial real estate troubled debt restructuring, totaling $2.2 million during the period ended September 30, 2014, that subsequently defaulted. There was one commercial and industrial troubled debt restructuring that occurred during the three and nine month period ended September 30, 2014. The pre-modification and post-modification outstanding recorded investment amounted to $23,811 and $23,761, respectively. The term of the loan was extended and the financial impact of the modification for the performing commercial and industrial loan was a $50 increase in principal payments for the quarter and year-to-date ended September 30, 2014.

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

Note 7. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(in thousands)

Unrealized gains and losses on available-for-sale securities

	$—		$1,001	Net gains on sales of investments
	—		(387)	Provision for income taxes

	$—		$614	Net income

Accretion of unrealized losses transferred

	$1,216		$1,485	Securities held-to-maturity
	(424)		(575)	Provision for income taxes

	$792		$910	Net income

Amortization of defined benefit pension items

Prior-service costs	$(3	)(b)	$(3)	Salaries and employee benefits
Actuarial gains (losses)	(91	)(b)	(287)	Salaries and employee benefits

Total before tax	(94)		(290)	Income before taxes
Tax (expense) or benefit	38		117	Provision for income taxes

Net of tax	$(56)		$(173)	Net income

Total reclassifications for the period	$736		$1,351	Net income, net of tax

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(in thousands)

Unrealized gains and losses on available-for-sale securities
	$—		$2,665	Net gains on sales of investments
	—		(1,035)	Provision for income taxes

	$—		$1,630	Net income

Accretion of unrealized losses transferred

	$4,009		$1,485	Securities held-to-maturity
	(1,485)		(575)	Provision for income taxes

	$2,524		$910	Net income

Amortization of defined benefit pension items

Prior-service costs	$(8	)(b)	$(8)	Salaries and employee benefits
Actuarial gains (losses)	(274	)(b)	(859)	Salaries and employee benefits

Total before tax	(282)		(867)	Income before taxes
Tax (expense) or benefit	113		347	Provision for income taxes

Net of tax	$(169)		$(520)	Net income

Total reclassifications for the period	$2,355		$2,020	Net income, net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 9) for additional details).

Note 8. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2014 and 2013 was an increase of 1,534 and 1,162 shares, respectively.

The following table is a reconciliation of basic EPS and diluted EPS for the three and nine months ended September 30,

	Three Months Ended September 30		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands except share and per share data)
Basic EPS Computation:
Numerator:
Net income, Class A	$4,480	$4,324	$12,741	$11,760
Net income, Class B	1,226	1,195	3,496	3,261
Denominator:
Weighted average shares outstanding, Class A	3,594,583	3,578,400	3,588,728	3,574,109
Weighted average shares outstanding, Class B	1,967,180	1,987,180	1,969,647	1,982,413
Basic EPS, Class A	$1.25	$1.21	$3.55	$3.29
Basic EPS, Class B	0.62	0.60	1.78	1.64
Diluted EPS Computation:
Numerator:
Net income, Class A	$4,480	$4,324	$12,741	$11,760
Net income, Class B	1,226	1,195	3,496	3,261

Total net income, for diluted EPS, Class A computation	5,706	5,519	16,237	15,021
Denominator:
Weighted average shares outstanding, basic, Class A	3,594,583	3,578,400	3,588,728	3,574,109
Weighted average shares outstanding, Class B	1,967,180	1,978,180	1,969,647	1,982,413
Dilutive effect of Class A stock options	1,515	1,451	1,534	1,261

Weighted average shares outstanding diluted, Class A	5,563,278	5,558,031	5,559,909	5,557,783
Weighted average shares outstanding, Class B	1,967,180	1,978,180	1,969,647	1,982,413
Diluted EPS, Class A	$1.03	$0.99	$2.92	$2.70
Diluted EPS, Class B	0.62	0.60	1.78	1.64

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2014	2013	2014	2013
	(In thousands)
Service cost	$258	$299	$389	$381
Interest	367	314	331	267
Expected return on plan assets	(636)	(470)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	3	158	88	129

Net periodic benefit (credit) cost	$(34)	$275	$837	$806

Components of Net Periodic Benefit Cost (Credit) for the Nine Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2014	2013	2014	2013
	(In thousands)
Service cost	$775	$897	$1,166	$1,144
Interest	1,100	942	994	803
Expected return on plan assets	(1,907)	(1,410)	—	—
Recognized prior service cost (benefit)	(78)	(78)	86	86
Recognized net actuarial losses	9	473	266	386

Net periodic benefit (credit) cost	$(101)	$824	$2,512	$2,419

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

The results of the fair value hierarchy as of September 30, 2014, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,001	$—	$2,001	$—
U.S. Government Sponsored Enterprises	—	—	—	—
SBA Backed Securities	6,829	—	6,829	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	393,283	—	393,283	—
Privately Issued Residential Mortgage Backed Securities	1,991	—	1,991	—
Obligations Issued by States and Political Subdivisions	82,878	—	403	82,475
Other Debt Securities	3,196	1,005	2,191	—
Equity Securities	505	294	—	211

Total	$490,683	$1,299	$406,698	$82,686

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	4,680	—	—	4,680

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three-month period and nine-month periods ended September 30, 2014 amounted to $483,000 and $999,000, respectively.

There were no transfers between level 1 and 2 for the three months ended September 30, 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended September 30, 2014.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(4)	$82,686	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	4,680	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-25% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the nine-month period ended September 30, 2014 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2013	$3,820	$32,487	$290	$36,597
Purchases	—	86,378	—	86,378
Maturities and calls	—	(40,206)	(79)	(40,285)
Amortization	—	(4)	—	(4)
Changes in fair value	—	—	—	—

Balance at September 30, 2014	$3,820	$78,655	$211	$82,686

The amortized cost of Level 3 securities was $83,559,000 at September 30, 2014 with an unrealized loss of $872,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the nine-month period ended September 30, 2013, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2012	$3,963	$49,477	$342	$53,782
Purchases	—	43,807	—	43,807
Maturities and calls	—	(57,036)	(51)	(57,087)
Amortization	—	(23)	—	(23)
Changes in fair value	—	—	—	—

Balance at September 30, 2013	$3,963	$36,225	$291	$40,479

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2014
(in thousands)
Financial assets:
Securities held-to-maturity	$1,471,137	$1,463,535	$—	$1,463,535	$—
Loans (1)	1,314,164	1,291,746	—	—	1,291,746
Financial liabilities:
Time deposits	370,779	375,650	—	375,650	—
Other borrowed funds	337,500	340,500	—	340,500	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2013
Financial assets:
Securities held-to-maturity	1,487,884	1,464,449	—	1,464,449	—
Loans (1)	1,243,822	1,214,192	—	—	1,214,192
Financial liabilities:
Time deposits	382,224	386,742	—	386,742	—
Other borrowed funds	255,144	254,736	—	254,736	—
Subordinated debentures	36,083	39,503	—	—	39,503

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 12. Recent Accounting Developments

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company implemented the provisions of ASU 2011-11 as of January 1, 2013. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

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

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has assessed the impact of ASU 2014-04 and the adoption of this amendment will not have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. In addition, the ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015; early application is not permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2014.

In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Company has assessed the impact of ASU 2014-14 and the adoption of this amendment will not have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At September 30, 2014, the Company had total assets of $3.6 billion. Currently, the Company operates 25 banking offices in 19 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

During March 2014, the Company entered into a lease agreement to open a branch located on Boylston Street in Boston, Massachusetts. This property is leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. This agreement was approved by the Board of Directors in the absence of the Chairman of the Board. The branch is scheduled to open during the first quarter of 2015. The deposits from the Kenmore Square, Boston Massachusetts branch, which closed on September 30, 2014, will be moved to the new Boylston Street branch.

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

Net income for the quarter ended September 30, 2014 was $5,706,000, or $1.03 per Class A share diluted, compared to net income of $5,519,000, or $0.99 per Class A share diluted, for the quarter ended September 30, 2013. Net income for the nine-month period ended September 30, 2014 was $16,237,000, or $2.92 per Class A share diluted, compared to net income of $15,021,000, or $2.70 per Class A share diluted, for the nine-month period ended September 30, 2013. Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013
Basic EPS – Class A common	$1.25	$1.21
Basic EPS – Class B common	$0.62	$0.60
Diluted EPS – Class A common	$1.03	$0.99
Diluted EPS – Class B common	$0.62	$0.60

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Basic EPS – Class A common	$3.55	$3.29
Basic EPS – Class B common	$1.78	$1.64
Diluted EPS – Class A common	$2.92	$2.70
Diluted EPS – Class B common	$1.78	$1.64

Net interest income totaled $50.0 million for the nine months ended September 30, 2014 compared to $44.9 million for the same period in 2013. The 11.5% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin increased from 2.21% on a fully taxable equivalent basis in 2013 to 2.23% on the same basis for 2014. This was primarily the result of a decrease in rates paid on deposits and borrowed funds. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 10.7% increase in the average balances of earning assets, combined with a similar increase in average deposits.

The trends in the net interest margin are illustrated in the graph below:

From the beginning of 2012 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower the cost of funds, and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,253,000 of prepayment penalties during 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of 2012 and through the fourth quarter of 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities. The net interest margin increased during the first quarter of 2014 primarily as a result of pricing discipline and decreased during the second quarter of 2014 primarily as a result of a decrease in asset yields. The net interest margin increased slightly during the third quarter of 2014, primarily as a result of increases in asset yields.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

For the three months ended September 30, 2014, the loan loss provision was $600,000 compared to a provision of $750,000 for the same period last year. For the nine months ended September 30, 2014, the loan loss provision was $1.7 million compared to a provision of $2.3 million for the same period last year. The decrease in the provision was primarily as a result of changes in the portfolio composition and changes in qualitative economic factors. Nonperforming loans increased to $6.0 million at September 30, 2014 from $3.7 million on September 30, 2013. The increase was mainly the result of a single $2.2 million commercial real estate loan. `

The Company had no sales of investment securities during the nine months ended September 30, 2014. The Company capitalized on favorable market conditions for the three and nine months ended September 30, 2013 and realized net gains on sales of investments of $1.0 million and $2.7 million, respectively.

Included in operating expenses for the first nine months ended September 30, 2014 are FDIC assessments of $1.5 million compared to $1.3 million for the same period in 2013.

For the first nine months of 2014, the Company’s effective income tax rate was 4.4% compared to 5.6% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

Financial Condition

Loans

On September 30, 2014, total loans outstanding were $1.3 billion, up by $71.9 million from the total on December 31, 2013. At September 30, 2014, commercial real estate loans accounted for 52.0% and residential real estate loans, including home equity loans, accounted for 31.2% of total loans.

Commercial and industrial loans increased to $152.8 million at September 30, 2014 from $76.7 million at December 31, 2013, primarily as a result of an increase in commercial and industrial financing. Construction loans decreased to $25.3 million at September 30, 2014 from $33.1 million on December 31, 2013, primarily as a result of loan payments. Municipal loans increased from $36.6 million to $32.7 million, primarily as a result of an increase in municipal commercial and industrial originations.

Allowance for Loan Losses

The allowance for loan loss at September 30, 2014 was $22.5 million as compared to $20.9 million at December 31, 2013. The increase was due to the increase in the size of the loan portfolio. The level of the allowance for loan losses to total loans was 1.68% at September 30, 2014 and at December 31, 2014. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•	Construction loans: The outstanding loan balance of construction loans at September 30, 2014 is $25.3 million as compared to $33.1 million at December 31, 2013. Based on the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $778.7 million at September 30, 2014 as compared to $701.1 million at December 31, 2013. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $472.7 million, at September 30, 2014 as compared to $377.9 million at December 31, 2013. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation.

•

Small business loans: The outstanding loan balances of small business loans is $36.8 million at September 30, 2014 as compared to $40.2 million at December 31, 2013. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$21,722	$20,500	$20,941	$19,197
Loans charged off	(163)	(149)	(705)	(682)
Recoveries on loans previously charged-off	310	149	583	485

Net charge-offs	147	—	(122)	(197)
Provision charged to expense	600	750	1,650	2,250

Allowance for loan losses, end of period	$22,469	$21,250	$22,469	$21,250

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccruing loans	$6,018	$2,549
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.45%	0.20%
Accruing troubled debt restructures	$3,697	$5,969

Cash and Cash Equivalents

Cash and cash equivalents increased during the first nine months of 2014. This was primarily the result of an increase in lower yielding interest-bearing deposits in other banks during the quarter.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $490.7 million at September 30, 2014, an increase of 5.7% from December 31, 2013. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. Purchases of securities available-for-sale totaled $133.0 million for the nine months ended September 30, 2014. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.4 years.

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

Securities available-for-sale totaling $82.7 million, or 2.3% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

During the first nine months of 2014, net unrealized gains on the securities available-for-sale increased to $807,000 from a $1.7 million loss at December 31, 2013. Unrealized gains on the available-for-sale portfolio increased as a result of increases in interest rates.

	September 30, 2014	December 31, 2013
	(In thousands)
U.S. Treasury	$2,001	$1,998
U.S. Government Sponsored Enterprises	—	10,004
Small Business Administration	6,829	7,302
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	393,283	403,189
Privately Issued Residential Mortgage-backed Securities	1,991	2,277
Obligations issued by States and Political Subdivisions	82,878	36,723
Other Debt Securities	3,196	2,176
Equity Securities	505	576

Total Securities Available–for-Sale	$490,683	$464,245

There were no realized gains on sales of investments for the first nine months of 2014.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1.5 billion on September 30, 2014, a decrease of 1.1% from the total on December 31, 2013. During the third quarter of

2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.7 years.

	September 30, 2014	December 31, 2013
	(In thousands)
U.S. Government Sponsored Enterprises	$291,158	$291,779
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,179,979	1,196,105

Total Securities Held-to-Maturity	$1,471,137	$1,487,884

At September 30, 2014 and December 31, 2013, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. For the nine months ended September 30, 2014, the FHLBB reported preliminary net income of $115.3 million. The FHLBB also declared a dividend equal to an annual yield of 1.49%. During the first nine months of 2014, the Company purchased $4.8 million of additional capital stock and redeemed $680,000. As of September 30, 2014, no impairment has been recognized.

Deposits and Borrowed Funds

On September 30, 2014, deposits totaled $2.8 billion, representing a 2.7% increase from December 31, 2013. Total deposits increased primarily as a result of increases in demand deposits, money market accounts, and savings and NOW deposits. Money market and Savings and NOW deposits increased as the Company continued to offer attractive rates for these types of deposits during the first nine months of the year. Borrowed funds totaled $532.6 million compared to $469.6 million at December 31, 2013. Borrowed funds increased mainly as a result of an increase in borrowings from the FHLBB.

Stockholders’ Equity

At September 30, 2014, total equity was $195.6 million compared to $176.5 million at December 31, 2013. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The Company’s leverage ratio stood at 6.70% at September 30, 2014, compared to 6.50% at December 31, 2013. The increase in the leverage ratio is primarily due to an increase stockholders’ equity. Book value as of September 30, 2014 was $35.14 per share compared to $31.76 at December 31, 2013.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2014			September 30, 2013
	( In thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$764,345	$8,095	4.20%	$759,299	$8,283	4.33%
Loans tax-exempt	571,237	7,153	4.97	456,405	6,935	6.03
Securities available-for-sale (5):
Taxable	446,773	675	0.60	569,505	1,329	0.93
Tax-exempt	61,824	117	0.76	44,526	96	0.86
Securities held-to-maturity:
Taxable	1,528,523	8,104	2.12	1,260,195	6,181	1.96
Interest-bearing deposits in other banks	86,656	61	0.28	171,895	120	0.28

Total interest-earning assets	3,459,358	24,205	2.80	3,261,825	22,944	2.81
Non interest-earning assets	167,608			156,818
Allowance for loan losses	(22,040)			(20,850)

Total assets	$3,604,926			$3,397,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$761,506	$433	0.23%	$719,079	$441	0.24%
Savings accounts	327,990	210	0.25	330,608	233	0.28
Money market accounts	947,986	725	0.30	852,628	681	0.32
Time deposits	362,507	1,089	1.19	399,846	1,089	1.08

Total interest-bearing deposits	2,399,989	2,457	0.41	2,302,161	2,444	0.42
Securities sold under agreements to repurchase	202,050	90	0.18	200,173	89	0.18
Other borrowed funds and subordinated debentures	287,908	2,334	3.22	238,348	2,218	3.69

Total interest-bearing liabilities	2,889,947	4,881	0.67%	2,740,682	4,751	0.69%

Non interest-bearing liabilities
Demand deposits	488,443			449,057
Other liabilities	34,672			42,392

Total liabilities	3,413,062			3,232,131

Stockholders’ equity	191,864			165,662
Total liabilities & stockholders’ equity	$3,604,926			$3,397,793

Net interest income on a fully taxable equivalent basis		19,324			18,193

Less taxable equivalent adjustment		(2,580)			(2,395)

Net interest income		$16,744			$15,798

Net interest spread (3)			2.13%			2.13%

Net interest margin (4)			2.22%			2.22%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2014			September 30, 2013
	( In thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$763,767	$24,531	4.29%	$758,086	$24,979	4.41%
Loans tax-exempt	533,625	20,552	5.15	407,609	18,186	5.97
Securities available-for-sale (5):
Taxable	454,839	2,184	0.64	1,116,942	12,350	1.47
Tax-exempt	45,012	276	0.82	48,818	349	0.95
Securities held-to-maturity:
Taxable	1,514,604	23,904	2.10	596,938	9,120	2.04
Interest-bearing deposits in other banks	133,929	272	0.27	183,057	384	0.28

Total interest-earning assets	3,445,776	71,719	2.78	3,111,450	65,368	2.81
Non interest-earning assets	164,682			168,777
Allowance for loan losses	(21,603)			(20,172)

Total assets	$3,588,855			$3,260,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$771,399	$1,264	0.22%	$702,497	$1,246	0.24%
Savings accounts	333,829	647	0.26	321,220	687	0.29
Money market accounts	929,328	2,033	0.29	769,667	1,795	0.31
Time deposits	379,565	3,315	1.17	393,985	3,657	1.24

Total interest-bearing deposits	2,414,121	7,259	0.40	2,187,369	7,385	0.45
Securities sold under agreements to repurchase	213,511	284	0.18	202,548	268	0.18
Other borrowed funds and subordinated debentures	264,116	6,754	3.42	222,854	6,310	3.79

Total interest-bearing liabilities	2,891,748	14,297	0.66%	2,612,771	13,963	0.71%

Non interest-bearing liabilities
Demand deposits	476,953			430,884
Other liabilities	34,242			41,949

Total liabilities	3,402,943			3,085,604

Stockholders’ equity	185,912			174,451
Total liabilities & stockholders’ equity	$3,588,855			$3,260,055

Net interest income on a fully taxable equivalent basis		57,422			51,405

Less taxable equivalent adjustment		(7,409)			(6,550)

Net interest income		$50,013			$44,855

Net interest spread (3)			2.12%			2.09%

Net interest margin (4)			2.23%			2.21%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$55	$(243)	$(188)	$186	$(634)	$(448)
Tax-exempt	1,564	(1,346)	218	5,089	(2,723)	2,366
Securities available-for-sale
Taxable	(248)	(406)	(654)	(5,202)	(4,964)	(10,166)
Tax-exempt	34	(13)	21	(26)	(47)	(73)
Securities held-to-maturity
Taxable	1,393	530	1,923	14,473	311	14,784
Interest-bearing deposits in other banks	(60)	1	(59)	(100)	(12)	(112)

Total interest income	2,738	(1,477)	1,261	14,420	(8,069)	6,351

Interest expense:
Deposits:
NOW accounts	25	(33)	(8)	117	(99)	18
Savings accounts	(2)	(21)	(23)	26	(66)	(40)
Money market accounts	74	(30)	44	355	(117)	238
Time deposits	(107)	107	—	(131)	(211)	(342)

Total interest-bearing deposits	(10)	23	13	367	(493)	(126)
Securities sold under agreements to repurchase	1	—	1	15	1	16
Other borrowed funds and subordinated debentures	425	(309)	116	1,094	(650)	444

Total interest expense	416	(286)	130	1,476	(1,142)	334

Change in net interest income	$2,322	$(1,191)	$1,131	$12,944	$(6,927)	$6,017

Net Interest Income

For the three months ended September 30, 2014, net interest income on a fully taxable equivalent basis totaled $19.3 million compared to $18.2 million for the same period in 2013, an increase of $1.1 million or 6.2%. This increase in net interest income for the period is primarily due to an increase in interest earning assets. The net interest margin remained stable at 2.22% on a fully taxable equivalent basis in 2013 and 2014. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 6.1% increase in the average balances of earning assets, combined with a similar increase in average deposits.

For the nine months ended September 30, 2014, net interest income on a fully taxable equivalent basis totaled $57.4 million compared to $51.4 million for the same period in 2013, an increase of $6.0 million or 11.7%. This increase in net interest income for the period is primarily due to an increase in interest earning assets as well as a decrease in rates paid on deposits and borrowed funds. The net interest margin increased from 2.21% on a fully taxable equivalent basis in 2013 to 2.23% on the same basis for 2014. This was primarily the result of a decrease in rates paid on deposits and borrowed funds. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 10.7% increase in the average balances of earning assets, combined with a similar increase in average deposits.

Provision for Loan Losses

For the three months ended September 30, 2014, the loan loss provision was $600,000 compared to a provision of $750,000 for the same period last year. For the nine months ended September 30, 2014, the loan loss provision was $1.7 million compared to a provision of $2.3 million for the same period last year. The decrease in the provision was primarily as a result of changes in the portfolio composition and changes in qualitative economic factors.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2014 decreased by $1.0 million to $3.8 million from $4.8 million for the same period last year. This was mainly attributable to a decrease in net gains on sales of investments of $1.0 million. Also, there was a decrease in gains on sales of mortgage loans held for sale of $114,000. There was a decrease in service charges on deposit accounts of $42,000, which was mainly attributable to a decrease in overdraft fees. Lockbox fees decreased by $13,000 as a result of increased customer volume.

Other operating income for the nine months ended September 30, 2014 decreased by $3.6 million to $10.8 million from $14.4 million for the same period last year. This was mainly attributable to a decrease in gains on sales of investments of $2.7 million. Also, there was a decrease in gains on sales of mortgage loans held for sale of $1.0 million. There was an increase in service charges on deposit accounts of $28,000, which was mainly attributable to an increase in debit card fees and deposit related fees.

For the quarter ended September 30, 2014, operating expenses decreased by $19,000 or 0.1% to $14.0 million, from the same period last year. The decrease in operating expenses for the quarter was mainly attributable to a decrease of $177,000 in salaries and employee benefits, offset, somewhat, by an increase of $101,000 in occupancy expenses, $40,000 in FDIC assessments, and $19,000 in other expenses. Equipment expenses decreased by $2,000. Salaries and employee benefits decreased mainly as a result of decreases in pension expenses, offset, somewhat, by merit increases, increased staffing levels, and increased bonus expense. Occupancy increased mainly as a result of costs associated with the Chestnut Hill branch opening during the fourth quarter of 2013. Other expenses increased mainly as a result of a decrease in marketing and legal expense.

For the nine months ended September 30, 2014, operating expenses increased by $1.1 million or 2.7% to $42.2 million, from the same period last year. The increase in operating expenses for the nine months was mainly attributable to an increase of $474,000 in salaries and employee benefits, $390,000 in occupancy expenses, $164,000 in FDIC assessments and $111,000 in other expenses. Salaries and employee benefits increased mainly as a result of merit increases, increased staffing levels, and increased bonus expense. Occupancy increased mainly as a result of costs associated with the Chestnut Hill branch opening during the fourth quarter of 2013. Other expenses increased mainly as a result of increased uninsured losses and increased software maintenance expense.

Income Taxes

For the third quarter of 2014, the Company’s income tax expense totaled $221,000 on pretax income of $5.9 million resulting in an effective tax rate of 3.7%. For last year’s corresponding quarter, the Company’s income tax expense totaled $308,000 on pretax income of $5.8 million resulting in an effective tax rate of 5.3%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

For the first nine months of 2014, the Company’s income tax expense totaled $745,000 on pretax income of $17.0 million resulting in an effective tax rate of 4.4%. For last year’s corresponding quarter, the Company’s income tax expense totaled $891,000 on pretax income of $15.9 million resulting in an effective tax rate of 5.6%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

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

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2014 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) None

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

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+ +	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby, CPA
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)