Form 10-K
period 2014-12-31
CENTURY BANCORP INC
filed 2015-03-12
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2014 was $126,730,689.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2015:

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2014 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2014, the Company had total assets of $3.6 billion. Currently, the Company operates 26 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company provides financial services, including cash management, lockbox processing and short-term and long-term financing, to municipalities in Massachusetts, New Hampshire and Rhode Island. The Company has client engagements with approximately 235 government entities throughout the region.

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

Employees

As of December 31, 2014, the Company had 361 full-time and 79 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

Financial Services Modernization

On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act (“Gramm-Leach”) which significantly altered banking laws in the United States. Gramm-Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. As a result of Gramm Leach, many of the depression-era laws that restricted these affiliations and other activities that may be engaged in by banks and bank holding companies were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has regulatory authority over holding company activities and performed a review of the Company and its subsidiaries as of June 2014.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013, and under an extended conformance regulation, compliance must be achieved by July 21, 2015 and with the covered funds restrictions by July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

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

In February 2011, the FDIC approved a rule to change the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The rule has kept the overall amount collected from the industry very close to the amount collected prior to the new calculation.

Risk-Based Capital Guidelines

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). The Federal Reserve Board has finalized its rule implementing the Basel III regulatory capital framework. The rule, that came into effect in January 2015, sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier I ratio of 4.5 percent of risk-weighted assets, raises the minimum Tier I capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of risk-weighted assets. The Company has analyzed the final rules; the implementation of the framework will not have a material impact on the Company’s financial condition or results of operations.

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

The risk factors that may affect the Company’s performance and results of operations include the following:

(i) the Company’s business is dependent upon general economic conditions in Massachusetts, New Hampshire and Rhode Island. The national and local economies may adversely affect the Company’s performance and results of operations;

(ii) the Company’s earnings depend, to a great extent, upon the level of net interest income generated by the Company, and therefore the Company’s results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve;

(iii) the banking business is highly competitive and the profitability of the Company depends upon the Company’s ability to attract loans and deposits in Massachusetts, New Hampshire, and Rhode Island, where the Company competes with a variety of traditional banking companies, some of which have vastly greater resources, and nontraditional institutions such as credit unions and finance companies;

(iv) at December 31, 2014, approximately 63.5% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2014, approximately 30.7% of the Company’s loan portfolio was comprised of residential real estate and home equity loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2014, our goodwill and other identifiable intangible assets were approximately $2.7 million;

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 25 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2015 to 2026. The Company believes that its banking offices are in good condition.

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

During December 2013, the Company entered into a lease agreement to open a branch located in Woburn, Massachusetts. The branch opened on November 3, 2014.

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

(a)  The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2013 is shown on page 12. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

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

(b)  Approximate number of equity security holders as of December 31, 2014:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	1,067
Class B Common Stock	39

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
2014
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

(d)  The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2014:

	Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	$—	233,934
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	233,934

(e)  The performance graph information required herein is shown on page 12.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 11 and 12.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 13 through 36.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on pages 32 and 33.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 37 through 87.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no changes that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control — Integrated Framework (2013) (2013 Framework). The 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) remain predominantly the same as those in the 1992 Framework. However, the 2013 Framework was expanded to include 17 principles which must be present and functioning in order to have an effective system of internal controls. The Company implemented the 2013 Framework effective December 31, 2014.

Management’s report on internal control over financial reporting is shown on page 90. The audit report of the registered public accounting firm is shown on page 89.

ITEM 9B.	OTHER INFORMATION

None.

FINANCIAL STATEMENTS

Financial Highlights

	2014	2013	2012	2011	2010
(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$85,371	$79,765	$81,494	$78,065	$76,583
Interest expense	19,136	18,805	19,540	22,766	24,817

Net interest income	66,235	60,960	61,954	55,299	51,766
Provision for loan losses	2,050	2,710	4,150	4,550	5,575

Net interest income after provision for loan losses	64,185	58,250	57,804	50,749	46,191
Other operating income	15,271	18,615	15,865	16,240	15,999
Operating expenses	56,730	55,812	53,238	48,742	47,372

Income before income taxes	22,726	21,053	20,431	18,247	14,818
Provision for income taxes	866	1,007	1,392	1,554	1,244

Net income	$21,860	$20,046	$19,039	$16,693	$13,574

Average shares outstanding Class A, basic	3,591,732	3,575,683	3,557,693	3,543,233	3,521,179
Average shares outstanding Class B, basic	1,969,030	1,980,855	1,990,474	1,997,411	2,012,327
Average shares outstanding Class A, diluted	5,562,209	5,557,693	5,549,191	5,541,794	5,535,742
Average shares outstanding Class B, diluted	1,969,030	1,980,855	1,990,474	1,997,411	2,012,327
Total shares outstanding at year-end	5,567,909	5,556,584	5,554,959	5,542,697	5,540,247
Earnings per share:
Basic, Class A	$4.78	$4.39	$4.18	$3.68	$3.00
Basic, Class B	$2.39	$2.19	$2.09	$1.84	$1.50
Diluted, Class A	$3.93	$3.61	$3.43	$3.01	$2.45
Diluted, Class B	$2.39	$2.19	$2.09	$1.84	$1.50
Dividend payout ratio	10.1%	10.9%	11.5%	13.1%	16.0%
AT YEAR-END
Assets	$3,624,036	$3,431,154	$3,086,209	$2,743,225	$2,441,684
Loans	1,331,366	1,264,763	1,111,788	984,492	906,164
Deposits	2,737,591	2,715,839	2,445,073	2,124,584	1,902,023
Stockholders’ equity	192,500	176,472	179,990	160,649	145,025
Book value per share	$34.57	$31.76	$32.40	$28.98	$26.18
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.61%	0.60%	0.65%	0.63%	0.56%
Return on average stockholders’ equity	11.57%	11.58%	11.06%	10.72%	9.52%
Net interest margin, taxable equivalent	2.22%	2.21%	2.51%	2.48%	2.52%
Net charge-offs as a percent of average loans	0.05%	0.08%	0.15%	0.21%	0.44%
Average stockholders’ equity to average assets	5.27%	5.22%	5.85%	5.88%	5.93%
Efficiency ratio	62.0%	63.0%	62.1%	62.2%	65.0%

Financial Highlights — (Continued)

Per Share Data 2014, Quarter Ended	December 31,	September 30,	June 30,	March 31,

Market price range (Class A)
High	$40.50	$38.88	$37.68	$37.00
Low	34.26	34.10	33.05	32.95
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

2013, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$35.98	$37.80	$35.75	$35.40
Low	29.67	31.22	31.11	30.41
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2009 to December 31, 2014 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2009 at:	2010	2011	2012	2013	2014
Century Bancorp, Inc.	$124.20	$133.36	$158.08	$161.79	$197.55
NASDAQ Banks	111.35	83.04	111.88	152.85	170.93
NASDAQ U.S.	118.02	117.04	137.47	192.62	221.02

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2009 and that all dividends were reinvested.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected that as the specific new or incremental requirements applicable to the Company become effective, the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance, must be achieved by July 21, 2015 and with the covered funds restrictions by July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

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

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). The Federal Reserve Board has finalized its rule implementing the Basel III regulatory capital framework. The rule, that came into effect in January 2015, sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier I ratio of 4.5 percent of risk-weighted assets, raises the minimum Tier I capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of risk-weighted assets. The Company has analyzed the final rules; the implementation of the framework will not have a material impact on the Company’s financial condition or results of operations.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2014, the Company had total assets of $3.6 billion. Currently, the Company operates 26 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium sized businesses and retail customers in its market area. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a third party full-service securities brokerage business.

The Company has client engagements in Massachusetts, New Hampshire and Rhode Island with approximately 235 government entities throughout the region.

The Company had net income of $21,860,000 for the year ended December 31, 2014, compared with net income of $20,046,000 for the year ended December 31, 2013, and net income of $19,039,000 for the year ended December 31, 2012. Class A diluted earnings per share were $3.93 in 2014, compared to $3.61 in 2013 and $3.43 in 2012.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2014	2013	2012
Basic EPS – Class A common	$4.78	$4.39	$4.18
Basic EPS – Class B common	$2.39	$2.19	$2.09
Diluted EPS – Class A common	$3.93	$3.61	$3.43
Diluted EPS – Class B common	$2.39	$2.19	$2.09

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

From the beginning of 2012 through the third quarter of 2012, management stabilized the net interest margin by continuing to lower the cost of funds, and by deploying excess liquidity through expansion of the investment portfolio. Also, the Company collected approximately $3,253,000 of prepayment penalties during 2012. The primary factor accounting for the decrease in the net interest margin for the fourth quarter of 2012 and through the fourth quarter of 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities. The net interest margin has declined slightly throughout 2014.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

Historical U.S. Treasury Yield Curve

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. During 2013, longer-term rates increased resulting in a steepening of the yield curve. During 2014, longer-term rates decreased resulting in a flattening of the yield curve.

During 2014, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. During 2013, the Company’s earnings were positively impacted primarily by an increase in other operating income and a decrease in provision for loan

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

losses. This increase in other operating income was primarily due to an increase in net gains on sales of loans and net gains on sales of securities. The decrease in the provision for loan losses was primarily attributable to a lower level of charge-off activity and changes in portfolio composition. During 2014, 2013 and 2012, the U.S. economy experienced a lower short-term rate environment. The lower short-term rates negatively impacted the net interest margin as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits. The net interest margin was positively impacted in 2012 as a result of prepayment penalties that were collected during the year.

Total assets were $3,624,036,000 at December 31, 2014, an increase of 5.6% from total assets of $3,431,154,000 at December 31, 2013.

On December 31, 2014, stockholders’ equity totaled $192,500,000, compared with $176,472,000 on December 31, 2013. Book value per share increased to $34.57 at December 31, 2014, from $31.76 on December 31, 2013.

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

During December 2013, the Company entered into a lease agreement to open a branch located in Woburn, Massachusetts. The branch opened on November 3, 2014.

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

The formula allowance evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Specific allowances for loan losses entail the assignment of allowance amounts to individual loans on the basis of loan impairment. The formula allowance and specific allowances also include management’s evaluation of various factors, including business and economic conditions, delinquency trends, charge-off experience and other qualitative factors. Further information regarding the Company’s methodology for assessing the appropriateness of the allowance is contained within Note 1 of the “Notes to Consolidated Financial Statements.”

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

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2014 totaled $448,390,000 and included gross unrealized gains of $1,630,000 and gross unrealized losses of $1,450,000. A year earlier, the fair value of securities available-for-sale was $464,245,000 including gross unrealized gains of $821,000 and gross unrealized losses of $2,519,000. In 2014, the Company recognized gains of $450,000 on the sale of available-for-sale securities. In 2013 and 2012, the Company recognized gains of $3,019,000 and $1,843,000, respectively.

Securities classified as held-to-maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2014 are carried at their amortized cost of $1,406,792,000. A year earlier, securities held-to-maturity totaled $1,487,884,000.

During the third quarter of 2013, $987,037,000 of securities available-for-sale with unrealized losses of $25,333,000 were transferred to securities held-to-maturity. This was done in response to rising interest rates and an assessment of liquidity needs.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2014		2013		2012
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$2,000	0.4%	$1,998	0.4%	$2,004	0.1%
U.S. Government Sponsored Enterprises	—	0.0%	10,004	2.2%	130,340	9.1%
SBA Backed Securities	6,717	1.5%	7,302	1.6%	8,156	0.6%
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	337,093	75.2%	403,189	86.8%	1,233,357	86.0%
Privately Issued Residential Mortgage-Backed Securities	1,874	0.4%	2,277	0.5%	2,947	0.2%
Obligations Issued by States and Political Subdivisions	96,784	21.6%	36,723	7.9%	55,174	3.8%
Other Debt Securities	3,524	0.8%	2,176	0.5%	2,253	0.2%
Equity Securities	398	0.1%	576	0.1%	570	0.0%

Total	$448,390	100.0%	$464,245	100.0%	$1,434,801	100.0%

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Securities available-for-sale totaling $96,886,000, or 2.67% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2014		2013		2012
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Government Sponsored Enterprises	$251,617	17.9%	$291,779	19.6%	$17,747	6.4%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,155,175	82.1%	1,196,105	80.4%	257,760	93.6%

Total	$1,406,792	100.0%	$1,487,884	100.0%	$275,507	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2014. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$2,000	0.4%	0.23%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	—	0.0%	0.00%	4,560	1.0%	0.84%	2,157	0.5%	0.93%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	344	0.1%	3.74%	205,354	45.8%	0.60%	131,173	29.3%	0.55%	222	0.1%	2.21%
Privately Issued Residential Mortgage-Backed Securities	1,874	0.4%	1.54%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	90,700	20.2%	0.68%	2,264	0.5%	2.73%	—	0.0%	0.00%	3,820	0.8%	0.59%
Other Debt Securities	200	0.1%	0.98%	900	0.2%	1.11%	—	0.0%	0.00%	1,025	0.2%	6.00%
Equity Securities	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%

Total	$95,118	21.2%	0.70%	$208,518	46.5%	0.63%	$135,733	30.3%	0.56%	$7,224	1.6%	1.51%

	Non- Maturing	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$2,000	0.4%	0.23%
SBA Backed Securities	—	0.0%	0.00%	6,717	1.5%	0.87%
U.S. Government Agency and Sponsored
Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	337,093	75.2%	0.59%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	1,874	0.4%	1.54%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	96,784	21.6%	0.72%
Other Debt Securities	1,399	0.3%	3.24%	3,524	0.8%	2.08%
Equity Securities	398	0.1%	3.09%	398	0.1%	3.09%

Total	$1,797	0.4%	3.21%	$448,390	100.0%	0.64%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Government Sponsored Enterprises	$—	0.0%	0.00%	$103,044	7.3%	1.19%	$148,573	10.6%	1.85%	$—	0.0%	0.00%	$251,617	17.9%	1.58%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	3,837	0.3%	3.16%	992,434	70.5%	2.34%	157,117	11.2%	2.31%	1,787	0.1%	3.36%	1,155,175	82.1%	2.34%

Total	$3,837	0.3%	3.16%	$1,095,478	77.8%	2.23%	$305,690	21.8%	2.09%	$1,787	0.1%	3.36%	$1,406,792	100.0%	2.20%

At December 31, 2014 and 2013, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2014, sales of securities totaling $40,285,000 in gross proceeds resulted in a net realized gain of $450,000. There were no sales of state, county or municipal securities during 2014 and 2013. In 2013, sales of securities totaling $224,045,000 in gross proceeds resulted in net realized gains of $3,019,000. In 2012, sales of securities totaling $294,881,000 in gross proceeds resulted in net realized gains of $1,843,000.

Management reviews the investment portfolio for other-than-temporary impairment of individual securities on a regular basis. The results of such analysis are dependent upon general market conditions and specific conditions related to the issuers of our securities.

Loans

The Company’s lending activities are conducted principally in Massachusetts, New Hampshire, and Rhode Island. The Company grants single-family and multi-family residential loans, commercial and commercial real estate loans, municipal loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate market in the borrowers’ geographic areas and of the general economy.

The following summary shows the composition of the loan portfolio at the dates indicated.

	2014		2013		2012		2011		2010
December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(dollars in thousands)
Construction and land development	$22,744	1.7%	$33,058	2.6%	$38,618	3.5%	$56,819	5.7%	$53,583	5.9%
Commercial and industrial	149,732	11.2%	76,675	6.1%	88,475	8.0%	82,404	8.4%	90,654	10.0%
Municipal	41,850	3.1%	32,737	2.6%	1,446	0.1%	—	0.0%	—	0.0%
Commercial real estate	696,272	52.3%	696,317	55.0%	575,019	51.7%	487,495	49.5%	433,337	47.8%
Residential real estate	257,305	19.3%	286,041	22.6%	281,857	25.3%	239,307	24.3%	207,787	22.9%
Consumer	10,925	0.8%	8,824	0.7%	6,823	0.6%	6,197	0.6%	5,957	0.7%
Home equity	151,275	11.4%	130,277	10.3%	118,923	10.7%	110,786	11.3%	114,209	12.6%
Overdrafts	1,263	0.2%	834	0.1%	627	0.1%	1,484	0.2%	637	0.1%

Total	$1,331,366	100.0%	$1,264,763	100.0%	$1,111,788	100.0%	$984,492	100.0%	$906,164	100.0%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

At December 31, 2014, 2013, 2012, 2011 and 2010, loans were carried net of discounts of $407,000, $454,000, $498,000, $550,000 and $598,000, respectively. Net deferred loan fees of $908,000, $174,000, $369,000, $666,000 and $186,000 were carried in 2014, 2013, 2012, 2011 and 2010, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2014. The table excludes loans secured by 1–4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2014

	One Year or Less	One to Five Years	Over Five Years	Total
(dollars in thousands)
Construction and land development	$7,229	$440	$15,075	$22,744
Commercial and industrial	24,902	24,129	100,701	149,732
Commercial real estate	27,455	70,144	598,673	696,272

Total	$59,586	$94,713	$714,449	$868,748

The following table indicates the rate variability of the above loans due after one year.

December 31, 2014	One to Five Years	Over Five Years	Total
(dollars in thousands)
Predetermined interest rates	$50,223	$238,012	$288,235
Floating or adjustable interest rates	44,490	476,437	520,927

Total	$94,713	$714,449	$809,162

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

Commercial real estate loans are extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Massachusetts, New Hampshire, and Rhode Island. Also included are loans to educational institutions, hospitals and other non-profit organizations. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three and thirty years.

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

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $20,766,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2014, the Company was obligated to advance a total of $3,035,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2014	2013	2012	2011	2010
(dollars in thousands)
Total nonperforming loans	$4,146	$2,549	$4,471	$5,827	$8,068
Other real estate owned	—	—	—	1,182	—

Total nonperforming assets	$4,146	$2,549	$4,471	$7,009	$8,068

Accruing troubled debt restructured loans	$3,296	$5,969	$3,048	$4,634	$1,248
Loans past due 90 and still accruing	—	—	—	18	50
Nonperforming loans as a percent of gross loans	0.31%	0.20%	0.40%	0.59%	0.89%
Nonperforming assets as a percent of total assets	0.11%	0.07%	0.14%	0.26%	0.33%

The composition of impaired loans at December 31, is as follows:

	2014	2013	2012	2011	2010
Residential real estate, multi-family	$1,054	$1,293	$862	$516	$—
Commercial real estate	4,318	4,520	2,281	4,561	2,492
Construction and land development	103	608	1,500	1,500	4,000
Commercial and industrial	852	1,367	1,282	1,525	1,471
Municipals	—	—	—	—	—

Total impaired loans	$6,327	$7,788	$5,925	$8,102	$7,963

At December 31, 2014, 2013, 2012, 2011 and 2010, impaired loans had specific reserves of $904,000, $1,019,000, $1,732,000, $741,000 and $317,000 respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $143,696,000, $109,301,000, $26,786,000, $18,196,000 and $983,000 at December 31, 2014, 2013, 2012, 2011, and 2010, respectively. The Company had no loans held for sale at December 31, 2014 and December 31, 2013, $9,378,000 at December 31, 2012, $3,389,000 at December 31, 2011, and none for December 31, 2010.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets and are amortized in proportion to, and over the period of estimated net servicing income and are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $941,000 at December 31, 2014, $703,000 for December 31, 2013, and $137,000 for December 31, 2012.

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

Nonaccrual loans increased during 2014 primarily as a result of a large commercial real estate loan. Nonaccrual loans decreased during 2013 primarily as a result of a charge-off of a construction loan and a decrease in residential real estate nonperforming loans. Nonaccrual loans decreased during 2012, primarily as a result of a decrease in home equity and residential real estate nonperforming loans.

Nonaccrual loans decreased during 2011, primarily as a result of $1,200,000 in charge-offs from two construction loans as well as the subsequent foreclosure of $1,300,000 of one of the construction loans.

The Company continues to monitor closely $14,558,000 and $16,918,000 at December 31, 2014 and 2013, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2014, although such values may fluctuate with changes in the economy and the real estate market.

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

Year Ended December 31,	2014	2013	2012	2011	2010
(dollars in thousands)
Year-end loans outstanding (net of unearned discount and deferred loan fees)	$1,331,366	$1,264,763	$1,111,788	$984,492	$906,164

Average loans outstanding (net of unearned discount and deferred loan fees)	$1,307,888	$1,184,912	$1,036,296	$948,883	$877,858

Balance of allowance forloan losses at the beginning of year	$20,941	$19,197	$16,574	$14,053	$12,373

Loans charged-off:
Commercial	333	234	1,253	676	1,559
Construction	500	1,000	—	1,200	900
Commercial real estate	—	—	—	—	922
Residential real estate	24	—	351	341	515
Consumer	525	579	697	607	547

Total loans charged-off	1,382	1,813	2,301	2,824	4,443

Recovery of loans previously charged-off:
Commercial	201	389	307	293	172
Construction	—	—	—	—	—
Real estate	117	31	45	35	8
Consumer	391	427	422	467	368

Total recoveries of loans previously charged-off:	709	847	774	795	548

Net loan charge-offs	673	966	1,527	2,029	3,895
Provision charged to operating expense	2,050	2,710	4,150	4,550	5,575

Balance at end of year	$22,318	$20,941	$19,197	$16,574	$14,053

Ratio of net charge-offs during the year to average loans outstanding	0.05%	0.08%	0.15%	0.21%	0.44%

Ratio of allowance for loan losses to loans outstanding	1.68%	1.66%	1.73%	1.68%	1.55%

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs declined in 2011, 2012, 2013, and 2014 as a result of the overall decrease in the level of nonaccrual loans. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased primarily as a result of a lower level of charge-off activity combined with changes in the portfolio composition.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

In evaluating the allowance for loan losses, the Company considered the following categories to be higher risk:

Construction loans — The outstanding loan balance of construction loans at December 31, 2014 is $22,744,000. A major portion in nonaccrual loans is one construction loan. Based on this fact, and the general local construction conditions, management closely monitors all construction loans and considers this type of loan to be higher risk.

Higher-balance loans — Loans greater than $1.0 million are considered “high-balance loans.” The balance of these loans is $785,521,000 at December 31, 2014, as compared to $701,103,000 at December 31, 2013. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high-balance loans. Included in high-balance loans are loans greater than $10.0 million. The balance of these loans is $482,624,000 at December 31, 2014, as compared to $377,915,000 at December 31, 2013. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation. Also included in high-balance loans are loans greater than $25.0 million. The balance of these loans is $211,519,000 at December 31, 2014, as compared to $131,834,000 at December 31, 2013. Additional allowance allocations are made based upon the level of this type of high-balance loans that is separate and greater than the $1.0 million and $10.0 million allocation.

Small business loans — The outstanding loan balances of small business loans is $35,312,000 at December 31, 2014. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

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

	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Construction and land development	$1,592	1.7%	$2,174	2.6%	$3,041	3.5%	$2,893	5.7%	$1,752	5.9%
Commercial and industrial	4,757	11.2	2,617	6.1	3,118	8.0	3,139	8.4	3,163	10.0
Municipal	1,488	3.1	655	2.6	24	0.1	—	0.0	—	0.0
Commercial real estate	11,199	52.3	10,935	55.0	9,041	51.7	6,566	49.5	5,671	47.8
Residential real estate	776	19.3	2,006	22.6	1,994	25.3	1,886	24.3	1,718	22.9
Consumer and other	810	1.0	432	0.8	333	0.7	356	0.8	298	0.8
Home equity	599	11.4	959	10.3	886	10.7	704	11.3	725	12.6
Unallocated	1,097		1,163		760		1,030		726

Total	$22,318	100.0%	$20,941	100.0%	$19,197	100.0%	$16,574	100.0%	$14,053	100.0%

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

Interest rates on deposits are set twice per month by the Bank’s rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Demand Deposits	$481,035	16.8%	$441,193	16.6%	$386,863	16.5%
Savings and Interest Checking	1,096,303	38.2%	1,037,320	38.9%	870,046	37.1%
Money Market	920,485	32.1%	800,052	30.0%	666,949	28.5%
Time Certificates of Deposit	372,699	12.9%	387,514	14.5%	418,789	17.9%

Total	$2,870,522	100.0%	$2,666,079	100.0%	$2,342,647	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

2014
(dollars in thousands)
Three months or less	$66,690
Three months through six months	50,150
Six months through twelve months	30,320
Over twelve months	111,808

Total	$258,968

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $395,500,000, an increase of $140,500,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2014, was approximately $221,384,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, including related interest rates and other information.

Subordinated Debentures

In December 2004, the Company consummated the sale of a Trust Preferred Securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary, Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years.

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $212,360,000, a decrease of $2,080,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including related interest rates and other information.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 9.0% in 2014 to $76,268,000, compared with $69,944,000 in 2013. The increase in net interest income for 2014 was mainly due to an 8.5% increase in the average balances of earning assets, combined with a similar increase in deposits. The increase in net interest income for 2013 was mainly due to an 13.6% increase in the average balances of earning assets, combined with a similar increase in deposits. This was offset, somewhat, by prepayment penalties that were collected during the prior year. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis increased to 2.22% in 2014 from 2.21% in 2013 and decreased from 2.51% in 2012. The increase in the net interest margin, for 2014, was primarily the result of a decrease in rates paid on deposits and borrowed funds. The decrease in the net interest margin, for 2013, was primarily the result of a decrease in asset yields. The Company collected approximately $693,000, $491,000, and $3,253,000 respectively, of prepayment penalties, which are included in interest income on loans, for 2014, 2013, and 2012, respectively.

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

	2014			2013			2012
Year Ended December 31,	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
(dollars in thousands)
ASSETS
Interest-earning assets:
Loans(2)
Taxable	$757,088	$32,198	4.25%	$760,435	$33,214	4.37%	$715,553	$34,983	4.89%
Tax-exempt	550,800	27,798	5.05	424,477	24,918	5.87	320,743	24,220	7.55
Securities available-for-sale:(3)
Taxable	445,656	2,883	0.65	951,757	13,083	1.37	1,214,352	22,363	1.84
Tax-exempt	55,272	428	0.77	46,226	434	0.94	49,023	516	1.05
Securities held-to-maturity:
Taxable	1,499,995	31,745	2.12	812,448	16,615	2.05	270,525	6,746	2.49
Interest-bearing deposits in other banks	129,472	352	0.27	174,264	485	0.28	219,540	630	0.29

Total interest-earning assets	3,438,283	$95,404	2.77%	3,169,607	$88,749	2.80%	2,789,736	$89,458	3.21%
Noninterest-earning assets	166,792			167,000			172,748
Allowance for loan losses	(21,876)			(20,452)			(18,039)

Total assets	$3,583,199			$3,316,155			$2,944,445

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:
NOW accounts	$762,280	$1,677	0.22%	$713,677	$1,673	0.23%	$588,500	$1,561	0.27%
Savings accounts	334,023	862	0.26	323,643	912	0.28	281,546	689	0.24
Money market accounts	920,485	2,715	0.29	800,052	2,472	0.31	666,949	2,373	0.36
Time deposits	372,699	4,421	1.19	387,514	4,777	1.23	418,789	6,250	1.49

Total interest-bearing deposits	2,389,487	9,675	0.40	2,224,886	9,834	0.44	1,955,784	10,873	0.56
Securities sold under agreements to repurchase	216,937	391	0.18	203,888	361	0.18	174,624	367	0.21
Other borrowed funds and subordinated debentures	271,710	9,070	3.34	231,032	8,610	3.73	217,542	8,300	3.82

Total interest-bearing liabilities	2,878,134	$19,136	0.66%	2,659,806	$18,805	0.71%	2,347,950	$19,540	0.83%
Noninterest-bearing liabilities
Demand deposits	481,035			441,193			386,863
Other liabilities	35,033			42,017			37,497

Total liabilities	3,394,202			3,143,016			2,772,310

Stockholders’ equity	188,997			173,139			172,135
Total liabilities and stockholders’ equity	$3,583,199			$3,316,155			$2,944,445

Net interest income on a fully taxable equivalent basis		$76,268			$69,944			$69,918

Less taxable equivalent adjustment		(10,033)			(8,984)			(7,964)

Net interest income		$66,235			$60,960			$61,954

Net interest spread			2.11%			2.09%			2.38%

Net interest margin			2.22%			2.21%			2.51%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	At amortized cost.

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

	2014 Compared with 2013			2013 Compared with 2012
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest income:
Loans
Taxable	$(146)	$(870)	$(1,016)	$2,108	$(3,877)	$(1,769)
Tax-exempt	6,709	(3,829)	2,880	6,800	(6,102)	698
Securities available-for-sale:
Taxable	(5,112)	(5,088)	(10,200)	(4,271)	(5,009)	(9,280)
Tax-exempt	77	(83)	(6)	(28)	(54)	(82)
Securities held-to-maturity:
Taxable	14,531	599	15,130	11,283	(1,414)	9,869
Interest-bearing deposits in other banks	(123)	(10)	(133)	(127)	(18)	(145)

Total interest income	15,936	(9,281)	6,655	15,765	(16,474)	(709)

Interest expense:
Deposits:
NOW accounts	110	(106)	4	307	(195)	112
Savings accounts	29	(79)	(50)	111	112	223
Money market accounts	359	(116)	243	436	(337)	99
Time deposits	(179)	(177)	(356)	(442)	(1,031)	(1,473)

Total interest-bearing deposits	319	(478)	(159)	412	(1,451)	(1,039)
Securities sold under agreements to repurchase	23	7	30	57	(63)	(6)
Other borrowed funds and subordinated debentures	1,418	(958)	460	506	(196)	310

Total interest expense	1,760	(1,429)	331	975	(1,710)	(735)

Change in net interest income	$14,176	$(7,852)	$6,324	$14,790	$(14,764)	$26

Average earning assets were $3,438,283,000 in 2014, an increase of $268,676,000 or 8.5% from the average in 2013, which was 13.6% higher than the average in 2012. Total average securities, including securities available-for-sale and securities held-to-maturity, were $2,000,923,000, an increase of 10.5% from the average in 2013. The increase in securities volume was mainly attributable to an increase in taxable securities. An increase

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

in securities balances resulted in higher securities income, which increased 16.3% to $35,056,000 on a fully tax equivalent basis. Total average loans increased 10.4% to $1,307,888,000 after increasing $148,616,000 in 2013. The primary reason for the increase in loans was due in large part to an increase in tax-exempt lending as well as residential second mortgage lending. The increase in loan volume resulted in higher loan income. Loan income increased by 3.2% or $1,864,000 to $59,132,000. Total loan income was $59,203,000 in 2012. Prepayment penalties collected were $693,000, $491,000, and $3,253,000 for 2014, 2013, and 2012, respectively.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 7.7%, or $204,443,000, in 2014 after increasing by 13.8%, or $323,432,000, in 2013. Deposits increased in 2014, primarily as a result of increases in demand deposits, savings, money market, and NOW accounts. Deposits increased in 2013, primarily as a result of increases in demand deposits, savings, money market, and NOW accounts. Borrowed funds and subordinated debentures increased by 12.4% in 2014, following an increase of 10.9% in 2013. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB increased by approximately $40,678,000, and average retail repurchase agreements increased by $13,049,000 in 2014. Interest expense totaled $19,136,000 in 2014, an increase of $331,000, or 1.8%, from 2013 when interest expense decreased 3.8% from 2012. The increase in interest expense, for 2014, is primarily due to increases in the average balances of both borrowed funds and money market balances, this was offset, somewhat, by a decrease in rates paid on deposits and other borrowed funds. The decrease in interest expense, for 2013, is primarily due to market decreases in deposit rates and continued deposit pricing discipline. Interest expense on time deposits accounted for a majority of this decrease.

Provision for Loan Losses

The provision for loan losses was $2,050,000 in 2014, compared with $2,710,000 in 2013 and $4,150,000 in 2012. These provisions are the result of management’s evaluation of the amounts and credit quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses decreased during 2014, primarily as a result of a lower level of charge-off activity, changes in the portfolio composition, and changes in qualitative economic and other risk factors. The provision for loan losses decreased during 2013, primarily as a result of a lower level of charge-off activity and changes in the portfolio composition.

The allowance for loan losses was $22,318,000 at December 31, 2014, compared with $20,941,000 at December 31, 2013. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.68% in 2014 and 1.66% in 2013. The allowance for loan losses increased despite a decrease in the provision for loan losses due to the increase in the size and composition changes of the loan portfolio.

Nonperforming loans, which include all non-accruing loans, totaled $4,146,000 on December 31, 2014, compared with $2,549,000 on December 31, 2013. Nonperforming loans increased primarily as a result of an increase in commercial real estate nonperforming loans.

Other Operating Income

During 2014, the Company continued to experience strong results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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

Total other operating income in 2014 was $15,271,000, a decrease of $3,344,000, or 18.0%, compared to 2013. This decrease followed an increase of $2,750,000, or 17.3%, in 2013, compared to 2012. Included in other operating income are net gains on sales of securities of $450,000, $3,019,000 and $1,843,000 in 2014, 2013 and 2012, respectively. Service charge income, which continues to be a major source of other operating income, totaling $8,063,000 in 2014, decreased $50,000 compared to 2013. This followed an increase of $233,000 in 2013 compared to 2012. The decrease in fees, in 2014, was mainly attributable to a decrease in overdraft fees offset, somewhat, by an increase in fees collected from processing activities as well as an increase in debit card fees. The increase in fees, in 2013, was mainly attributable to an increase in fees collected from processing activities as well as an increase in debit card fees, which was offset, somewhat, by a decrease in overdraft fees. Lockbox revenues totaled $3,099,000, up $20,000 in 2014 following an increase of $149,000 in 2013. Gains on sales of mortgage loans totaled $757,000, down $807,000 in 2014 following an increase of $1,267,000 in 2013. Other income totaled $2,600,000, down $17,000 in 2014 following a decrease of $32,000 in 2013. The decrease in 2013 was mainly attributable to a decrease in ATM fees.

Operating Expenses

Total operating expenses were $56,730,000 in 2014, compared to $55,812,000 in 2013 and $53,238,000 in 2012.

Salaries and employee benefits expenses decreased by $148,000 or 0.4% in 2014, after increasing by 7.0% in 2013. The decrease in 2014 was mainly attributable to decreases in pension costs, mostly offset by increases in staff levels and merit increases in salaries. The increase in 2013 was mainly attributable to increases in staff levels and merit increases in salaries and increases in health insurance costs.

Occupancy expense increased by $503,000, or 10.1%, in 2014, following an increase of $305,000, or 6.5%, in 2013. The increase in 2014 and 2013 was primarily attributable to an increase in rent expense, depreciation expense and building maintenance associated with branch expansion.

Equipment expense increased by $31,000, or 1.3%, in 2014, following an increase of $43,000, or 1.9%, in 2013. The increase in 2014 and 2013 was primarily attributable to an increase in service contracts.

FDIC assessments increased by $180,000, or 10.1%, in 2014, following an increase of $53,000, or 3.1%, in 2013. FDIC assessments increased in 2014 and 2013 mainly as a result of deposit growth.

Other operating expenses increased by $352,000 in 2014, which followed a $128,000 decrease in 2013. The increase in 2014 was primarily attributable to an increase in debit card losses, consultants expense, and software maintenance fees. The decrease in 2013 was primarily attributable to a decrease in charitable contributions and marketing expense offset somewhat by an increase in software maintenance.

Provision for Income Taxes

Income tax expense was $866,000 in 2014, $1,007,000 in 2013 and $1,392,000 in 2012. The effective tax rate was 3.8% in 2014, 4.8% in 2013 and 6.8% in 2012. The decrease in the effective tax rate for 2014 and 2013 was mainly attributable to an increase in tax-exempt interest income as a percentage of taxable income offset slightly by a decrease in tax credits. The federal tax rate was 34% in 2014, 2013 and 2012.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)
+400	(9.4)
+300	(6.0)
+200	(4.3)
+100	(2.1)
–100	0.7
–200	0.1

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $307,489,000 on December 31, 2014, compared with $99,295,000 on December 31, 2013. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $192,500,000 at December 31, 2014, compared with $176,472,000 at December 31, 2013. The Company’s equity increased primarily as a result of earnings, offset somewhat by an increase in other comprehensive loss, net of taxes, and dividends paid. Other comprehensive loss, net of taxes, increased as a result of an increase in the additional pension liability. The pension liability increased as a result of an increase in the discount rate utilized and the impact of recently updated mortality tables. This was offset somewhat by a decrease in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity. During the third quarter of 2013, $987,037,000 of securities available-for-sale with unrealized losses of $25,333,000 million were transferred to securities held-to-maturity. This was done in response to rising interest rates.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The current guidelines require a Tier 1 capital-to-risk assets ratio of at

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

least 4.00% and a total capital-to-risk assets ratio of at least 8.00%. The Company and the Bank exceeded these requirements with a Tier 1 capital-to-risk assets ratio of 13.87% and 13.13%, respectively, and total capital-to-risk assets ratio of 15.12% and 14.38%, respectively, at December 31, 2014. Additionally, federal banking regulators have issued leverage ratio guidelines, which supplement the risk-based capital guidelines. The minimum leverage ratio requirement applicable to the Company is 4.00%; and at December 31, 2014, the Company and the Bank exceeded this requirement with leverage ratios of 6.91% and 6.52%, respectively.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2014.

Contractual Obligations and Commitments by Maturity (dollars in thousands)

	Payments Due — By Period
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB advances	$395,500	$169,500	$100,000	$70,000	$56,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	35,579	2,322	6,186	6,803	20,268
Lease obligations	12,751	2,279	3,782	2,743	3,947
Customer repurchase agreements	212,360	212,360	—	—	—

Total contractual cash obligations	$692,273	$386,461	$109,968	$79,546	$116,298

	Amount of Commitment Expiring — By Period
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Lines of credit	$298,279	$26,706	$128,542	$13,640	$129,391
Standby and commercial letters of credit	8,057	6,912	918	59	168
Other commitments	23,436	3,456	1,205	350	18,425

Total commitments	$329,772	$37,074	$130,665	$14,049	$147,984

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

Contract or Notional Amount	2014	2013
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$3,215	$3,373
Standby and commercial letters of credit	8,057	7,930
Unused lines of credit	298,279	249,941
Unadvanced portions of construction loans	3,035	7,026
Unadvanced portions of other loans	17,186	17,750

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $62,000 and $69,000 for 2014 and 2013, respectively.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. In addition, the ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015; early application is not permitted. The Company has assessed the impact of ASU 2014-11 and the adoption of this amendment will not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Company has assessed the impact of ASU 2014-14 and the adoption of this amendment will not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for interim and annual periods beginning after December 15, 2016; early application is permitted. The Company has chosen not to early adopt ASU 2014-15.

Consolidated Balance Sheets

December 31,	2014	2013
(dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$43,367	$59,956
Federal funds sold and interest-bearing deposits in other banks	261,990	34,722

Total cash and cash equivalents	305,357	94,678
Short-term investments	2,131	4,617
Securities available-for-sale, amortized cost $448,210 in 2014 and $465,943 in 2013 (Notes 3, 9 and 11)	448,390	464,245
Securities held-to-maturity, fair value $1,413,603 in 2014 and $1,464,449 in 2013 (Notes 4 and 11)	1,406,792	1,487,884
Federal Home Loan Bank of Boston, stock at cost	24,916	18,072
Loans, net (Note 5)	1,331,366	1,264,763
Less: allowance for loan losses (Note 6)	22,318	20,941

Net loans	1,309,048	1,243,822
Bank premises and equipment (Note 7)	24,182	23,400
Accrued interest receivable	6,241	6,539
Prepaid FDIC assessments	—	—
Other assets (Notes 8 and 16)	96,979	87,897

Total assets	$3,624,036	$3,431,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$484,928	$475,862
Savings and NOW deposits	978,619	992,796
Money market accounts	890,899	864,957
Time deposits (Note 10)	383,145	382,224

Total deposits	2,737,591	2,715,839
Securities sold under agreements to repurchase (Note 11)	212,360	214,440
Other borrowed funds (Note 12)	395,500	255,144
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	50,002	33,176

Total liabilities	3,431,536	3,254,682
Commitments and contingencies (Notes 7, 18 and 19)
Stockholders’ equity (Note 15):
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares in 2014 and 3,580,404 shares in 2013	3,601	3,580
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 shares in 2014 and 1,976,180 shares in 2013	1,967	1,976
Additional paid-in capital	12,292	11,932
Retained earnings	200,411	180,747

	218,271	198,235
Unrealized gains (losses) on securities available-for-sale, net of taxes	77	(1,045)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(10,479)	(13,667)
Pension liability, net of taxes	(15,369)	(7,051)

Total accumulated other comprehensive loss, net of taxes (Notes 3, 13 and 15)	(25,771)	(21,763)

Total stockholders’ equity	192,500	176,472

Total liabilities and stockholders’ equity	$3,624,036	$3,431,154

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

Year Ended December 31,	2014	2013	2012
(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$32,198	$33,214	$34,983
Loans, non-taxable	17,910	16,082	16,432
Securities available-for-sale, taxable	2,601	13,024	22,286
Securities available-for-sale, non-taxable	282	286	340
Federal Home Loan Bank of Boston dividends	283	59	77
Securities held-to-maturity	31,745	16,615	6,746
Federal funds sold, interest-bearing deposits in other banks and short-term investments	352	485	630

Total interest income	85,371	79,765	81,494
INTEREST EXPENSE
Savings and NOW deposits	2,539	2,585	2,250
Money market accounts	2,715	2,472	2,373
Time deposits	4,421	4,777	6,250
Securities sold under agreements to repurchase	391	361	367
Other borrowed funds and subordinated debentures	9,070	8,610	8,300

Total interest expense	19,136	18,805	19,540

Net interest income	66,235	60,960	61,954
Provision for loan losses (Note 6)	2,050	2,710	4,150

Net interest income after provision for loan losses	64,185	58,250	57,804
OTHER OPERATING INCOME
Service charges on deposit accounts	8,063	8,113	7,880
Lockbox fees	3,099	3,079	2,930
Brokerage commissions	302	257	364
Net gains on sales of securities	450	3,019	1,843
Gains on sales of mortgage loans	757	1,564	297
Other income	2,600	2,583	2,551

Total other operating income	15,271	18,615	15,865
OPERATING EXPENSES
Salaries and employee benefits (Note 17)	35,096	35,244	32,943
Occupancy	5,503	5,000	4,695
Equipment	2,329	2,298	2,255
FDIC assessments	1,970	1,790	1,737
Other (Note 20)	11,832	11,480	11,608

Total operating expenses	56,730	55,812	53,238

Income before income taxes	22,726	21,053	20,431
Provision for income taxes (Note 16)	866	1,007	1,392

Net income	$21,860	$20,046	$19,039

SHARE DATA (Note 14)
Weighted average number of shares outstanding, basic
Class A	3,591,732	3,575,683	3,557,693
Class B	1,969,030	1,980,855	1,990,474
Weighted average number of shares outstanding, diluted
Class A	5,562,209	5,557,693	5,549,191
Class B	1,969,030	1,980,855	1,990,474
Basic earnings per share
Class A	$4.78	$4.39	$4.18
Class B	$2.39	$2.19	$2.09
Diluted earnings per share
Class A	$3.93	$3.61	$3.43
Class B	$2.39	$2.19	$2.09

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2014	2013	2012
(dollars in thousands)
NET INCOME	$21,860	$20,046	$19,039
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,572	(25,909)	5,854
Less: reclassification adjustment for gains included in net income	(450)	(3,019)	(1,843)

Total unrealized gains (losses) on securities	1,122	(28,928)	4,011
Accretion of net unrealized losses transferred during period	3,188	1,886	—
Defined benefit pension plans:
Pension liability adjustment:
Net (loss) gain	(8,544)	4,932	(2,488)
Amortization of prior service cost and loss included in net periodic benefit cost	226	694	649

Total pension liability adjustment	(8,318)	5,626	(1,839)
Other comprehensive (loss) income	(4,008)	(21,416)	2,172

Comprehensive income (loss)	$17,852	$(1,370)	$21,211

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2011	$3,548	$1,994	$11,587	$146,039	$(2,519)	$160,649
Net income	—	—	—	19,039	—	19,039
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $2,491 in taxes and $1,843 in realized net gains	—	—	—	—	4,011	4,011
Pension liability adjustment, net of $1,223 in taxes	—	—	—	—	(1,839)	(1,839)
Conversion of Class B Common Stock to Class A Common Stock, 7,500 shares	8	(8)	—	—	—	—
Stock options exercised, 12,262 shares	12	—	292	—	—	304
Cashless stock options exercised, 6,750 shares	—	—	12	—	—	12
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,708)	—	(1,708)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(478)	—	(478)

BALANCE, DECEMBER 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990
Net income	—	—	—	20,046	—	20,046
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $8,527 in taxes and $3,019 in realized net gains	—	—	—	—	(13,375)	(13,375)
Unrealized losses on securities transferred to held-to-maturity, net of $9,781 in taxes	—	—	—	—	(15,553)	(15,553)
Accretion of net unrealized losses transferred during the period, net of $1,191 in taxes	—	—	—	—	1,886	1,886
Pension liability adjustment, net of $3,741 in taxes	—	—	—	—	5,626	5,626
Conversion of Class B Common Stock to Class A Common Stock, 10,700 shares	10	(10)	—	—	—	—
Stock options exercised, 1,625 shares	2	—	41	—	—	43
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,716)	—	(1,716)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(475)	—	(475)

BALANCE, DECEMBER 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472
Net income	—	—	—	21,860	—	21,860
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $756 in taxes and $450 in realized net gains	—	—	—	—	1,122	1,122
Accretion of net unrealized losses transferred during the period, net of $2,004 in taxes	—	—	—	—	3,188	3,188
Pension liability adjustment, net of $5,532 in taxes	—	—	—	—	(8,318)	(8,318)
Conversion of Class B Common Stock to Class A Common Stock, 9,000 shares	9	(9)	—	—	—	—
Stock options exercised, 11,325 shares	12	—	349	—	—	361
Cashless stock options exercised, 7,700 shares	—	—	11	—	—	11
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,723)	—	(1,723)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(473)	—	(473)

BALANCE, DECEMBER 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

Year Ended December 31,	2014	2013	2012
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,860	$20,046	$19,039
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of mortgage loans held for sale	(757)	(1,564)	(297)
Gain on sale of fixed assets	(5)	(1)	(1)
Net gains on sales of securities	(450)	(3,019)	(1,843)
Provision for loan losses	2,050	2,710	4,150
Deferred tax benefit	(3,613)	(2,929)	(2,104)
Net depreciation and amortization	2,937	5,358	6,445
Decrease (increase) in accrued interest receivable	298	(728)	211
Decrease in prepaid FDIC assessments	—	2,773	1,562
Gain on sales of other real estate owned	(60)	—	(1)
Increase in other assets	(2,849)	(5,693)	(3,113)
Increase in other liabilities	2,976	4,043	1,070

Net cash provided by operating activities	22,387	20,996	25,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	4,617	22,367	38,397
Purchase of short-term investments	(2,131)	(9,617)	(37,413)
Proceeds from call of Federal Home Loan Bank of Boston stock	680	284	385
Purchase of Federal Home Loan Bank of Boston stock	(7,524)	(3,210)	—
Proceeds from calls/maturities of securities available-for-sale	153,832	256,420	532,734
Proceeds from sales of securities available-for-sale	40,285	224,045	294,881
Purchase of securities available-for-sale	(176,224)	(543,072)	(998,955)
Proceeds from calls/maturities of securities held-to-maturity	267,486	121,121	88,628
Purchase of securities held-to-maturity	(181,411)	(344,455)	(185,346)
Proceeds from sales of portfolio loans	44,501	93,337	14,457
Net increase in loans	(111,528)	(245,670)	(143,332)
Proceeds from sales of other real estate owned	615	—	1,584
Proceeds from sales of fixed assets	5	1	1
Capital expenditures	(3,104)	(1,820)	(4,300)

Net cash provided by (used in) investing activities	30,099	(430,269)	(398,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposit accounts	921	(37,759)	(13,518)
Net increase in demand, savings, money market and NOW deposits	20,831	308,525	334,007
Net proceeds from the exercise of stock options	361	43	304
Cash dividends	(2,196)	(2,191)	(2,186)
Net (decrease) increase in securities sold under agreements to repurchase	(2,080)	23,050	48,070
Net increase (decrease) in other borrowed funds	140,356	60,000	(48,999)

Net cash provided by financing activities	158,193	351,668	317,678

Net increase (decrease) in cash and cash equivalents	210,679	(57,605)	(55,483)
Cash and cash equivalents at beginning of year	94,678	152,283	207,766

Cash and cash equivalents at end of year	$305,357	$94,678	$152,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$19,168	$18,812	$19,597
Income taxes	4,493	4,008	3,348
Change in unrealized gains on securities available-for-sale, net of taxes	$1,122	$(13,375)	$4,011
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	3,188	(13,667)	—
Pension liability adjustment, net of taxes	(8,318)	5,626	(1,839)
Transfer of loans to other real estate owned	555	—	400
Transfer of securities available-for-sale to held-to-maturity	—	987,037	—

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

All significant intercompany accounts and transactions have been eliminated in consolidation. The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts, New Hampshire and Rhode Island. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment.

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

Notes to Consolidated Financial Statements — (Continued)

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

SHORT-TERM INVESTMENTS

As of December 31, 2014 and 2013, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

Notes to Consolidated Financial Statements — (Continued)

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

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2014, no impairment has been recognized.

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

Notes to Consolidated Financial Statements — (Continued)

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management’s evaluation of the quality of the loan portfolio and is used to provide for losses resulting from loans that ultimately prove uncollectible. In determining the level of the allowance, periodic evaluations are made of the loan portfolio, which takes into account such factors as the

Notes to Consolidated Financial Statements — (Continued)

character of the loans, loan status, financial strength of the borrowers, value of collateral securing the loans and other relevant information sufficient to reach an informed judgment. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances, if appropriate, for identified problem loans and the unallocated allowance. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.

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

The formula allowance and specific allowances also include management’s evaluation of various conditions, including business and economic conditions, delinquency trends, charge-off experience and other qualitative factors.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. These uncertainties include the effects of loans in new geographical areas and new industries. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

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

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options to purchase shares of Class A common stock exercisable at December 31, 2014.

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

The Company uses the fair value method to account for stock options. There were no options granted during 2014 and 2013.

INCOME TAXES

The Company uses the asset and liability method in accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. In addition, the ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015; early application is not permitted. The Company has assessed the impact of ASU 2014-11 and the adoption of this amendment will not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Company has assessed the impact of ASU 2014-14 and the adoption of this amendment will not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for interim and annual periods beginning after December 15, 2016; early application is permitted. The Company has chosen not to early adopt ASU 2014-15. Management does not expect a material impact, if any, as of December 31, 2014.

2.    Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 2014, and $0 at December 31, 2013.

Notes to Consolidated Financial Statements — (Continued)

3.    Securities Available-for-Sale

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Treasury	$1,999	$1	$—	$2,000	$1,997	$1	$—	$1,998
U.S. Government Sponsored Enterprises	—	—	—	—	9,995	9	—	10,004
SBA Backed Securities	6,684	33	—	6,717	7,270	32	—	7,302
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	336,158	1,387	452	337,093	404,103	588	1,501	403,190
Privately Issued Residential Mortgage-Backed Securities	1,894	5	25	1,874	2,294	6	23	2,277
Obligations Issued by States and Political Subdivisions	97,657	—	873	96,784	37,578	15	870	36,723
Other Debt Securities	3,600	24	100	3,524	2,300	—	125	2,175
Equity Securities	218	180	—	398	406	170	—	576

Total	$448,210	$1,630	$1,450	$448,390	$465,943	$821	$2,519	$464,245

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $301,038,000 and $368,137,000 at December 31, 2014 and 2013, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $24,810,000 and $12,214,000 at December 31, 2014 and 2013, respectively. The Company realized gains on sales of securities of $450,000, $3,019,000 and $1,843,000 from the proceeds of sales of available-for-sale securities of $40,285,000, $224,045,000 and $294,881,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2014.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$95,134	$95,118
After one but within five years	207,506	208,518
After five but within ten years	135,803	135,733
More than ten years	8,049	7,224
Nonmaturing	1,718	1,797

Total	$448,210	$448,390

The weighted average remaining life of investment securities available-for-sale at December 31, 2014, was 4.1 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $346,994,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

Notes to Consolidated Financial Statements — (Continued)

The Company transferred $987,037,000 of securities with unrealized losses of $25,333,000 from available-for-sale to held-to-maturity during 2013.

As of December 31, 2014 and December 31, 2013, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 and December 31, 2013.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2014. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 3 and 14 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 262 holdings at December 31, 2014.

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprise	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	24,457	85	77,585	367	102,042	452
Privately Issued Residential Mortgage-Backed Securities	—	—	678	25	678	25
Obligations Issued by States and Political Subdivisions	—	—	3,820	873	3,820	873
Other Debt Securities	—	—	1,400	100	1,400	100

Total temporarily impaired securities	$24,457	$85	$83,483	$1,365	$107,940	$1,450

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

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprise	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	289,709	1,352	24,557	149	314,266	1,501
Privately Issued Residential Mortgage-Backed Securities	1,486	23	—	—	1,486	23
Obligations Issued by States and Political Subdivisions	—	—	3,820	870	3,820	870
Other Debt Securities	—	—	1,376	125	1,376	125

Total temporarily impaired securities	$291,195	$1,375	$29,753	$1,144	$320,948	$2,519

4.    Investment Securities Held-to-Maturity

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Government Sponsored Enterprise	$251,617	$2,707	$249	$254,075	$291,779	$185	$5,043	$286,921
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,155,175	11,185	6,832	1,159,528	1,196,105	2,239	20,816	1,177,528

Total	$1,406,792	$13,892	$7,081	$1,413,603	$1,487,884	$2,424	$25,859	$1,464,449

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $868,924,000 and $732,144,000 at December 31, 2014, and 2013, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $458,782,000 and $510,060,000 at December 31, 2014, and 2013, respectively.

At December 31, 2014 and 2013, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2014.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$3,837	$3,912
After one but within five years	1,095,478	1,098,957
After five but within ten years	305,690	308,892
More than ten years	1,787	1,842

Total	$1,406,792	$1,413,603

The weighted average remaining life of investment securities held-to-maturity at December 31, 2014, was 4.4 years. Included in the weighted average remaining life calculation at December 31, 2014, were $178,825,000

Notes to Consolidated Financial Statements — (Continued)

of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations.

The Company transferred $987,037,000 of securities with unrealized losses of $25,333,000 from available-for-sale to held-to-maturity during 2013.

As of December 31, 2014 and December 31, 2013, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014 and December 31, 2013.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2014. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 34 and 48 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 303 holdings at December 31, 2014.

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprises	$22,414	$25	$14,776	$224	$37,190	$249
U.S. Government Agency and Sponsored
Enterprise Mortgage-Backed Securities	194,119	1,678	308,526	5,154	502,645	6,832

Total temporarily impaired securities	$216,533	$1,703	$323,302	$5,378	$539,835	$7,081

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

5.    Loans

The majority of the Bank’s lending activities are conducted in Massachusetts with other lending activity in New Hampshire and Rhode Island. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, municipal loans, consumer, home equity and other loans for its portfolio.

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2014	2013
(dollars in thousands)
Construction and land development	$22,744	$33,058
Commercial and industrial	149,732	76,675
Municipal	41,850	32,737
Commercial real estate	696,272	696,317
Residential real estate	257,305	286,041
Consumer	10,925	8,824
Home equity	151,275	130,277
Overdrafts	1,263	834

Total	$1,331,366	$1,264,763

At December 31, 2014, and December 31, 2013, loans were carried net of discounts of $407,000 and $454,000, respectively. Net deferred fees included in loans at December 31, 2014, and December 31, 2013, were $908,000 and $174,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $143,696,000 and $109,301,000 at December 31, 2014, and December 31, 2013, respectively. The Company had no residential real estate loans held for sale at December 31, 2014 and December 31, 2013.

As of December 31, 2014 and 2013, the Company’s recorded investment in impaired loans was $6,327,000 and $7,788,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics have improved to the

Notes to Consolidated Financial Statements — (Continued)

extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2014, there were $5,767,000 of impaired loans with a specific reserve of $904,000. At December 31, 2013, there were $6,722,000 of impaired loans with a specific reserve of $1,019,000.

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

The composition of nonaccrual loans and impaired loans is as follows:

December 31,	2014	2013	2012
(dollars in thousands)
Loans on nonaccrual	$4,146	$2,549	$4,471
Loans 90 days past due and still accruing	—	—	—
Impaired loans on nonaccrual included above	3,031	1,819	2,878
Total recorded investment in impaired loans	6,327	7,788	5,925
Average recorded investment of impaired loans	7,434	6,776	7,043
Accruing troubled debt restructures	3,296	5,969	3,048
Interest income not recorded on nonaccrual loans according to their original terms	123	711	753
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	144	161	180

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2014.

Balance at December 31, 2013	Additions	Repayments and Deletions	Balance at December 31, 2014
(dollars in thousands)
$4,704	$2,876	$1,085	$6,495

6.    Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Notes to Consolidated Financial Statements — (Continued)

An analysis of the allowance for loan losses for each of the three years ending December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
(dollars in thousands)
Allowance for loan losses, beginning of year	$20,941	$19,197	$16,574
Loans charged-off	(1,382)	(1,813)	(2,301)
Recoveries on loans previously charged-off	709	847	774

Net charge-offs	(673)	(966)	(1,527)
Provision charged to expense	2,050	2,710	4,150

Allowance for loan losses, end of year	$22,318	$20,941	$19,197

ALLOWANCE FOR LOAN LOSSES AND AMOUNT OF INVESTMENTS IN LOANS

Further information pertaining to the allowance for loan losses at December 31, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2013	$2,174	$2,617	$655	$10,935	$2,006	$432	$959	$1,163	$20,941
Charge-offs	(500)	(333)	—	—	(24)	(525)	—	—	(1,382)
Recoveries	—	201	—	7	27	391	83	—	709
Provision	(82)	2,272	833	257	(1,233)	512	(443)	(66)	2,050

Ending balance at December 31, 2014	$1,592	$4,757	$1,488	$11,199	$776	$810	$599	$1,097	$22,318

Amount of allowance for loan losses for loans deemed to be impaired	$21	$57	$—	$639	$95	$—	$92	$—	$904
Amount of allowance for loan losses for loans not deemed to be impaired	$1,571	$4,700	$1,488	$10,560	$681	$810	$507	$1,097	$21,414
Loans:
Ending balance	$22,744	$149,732	$41,850	$696,272	$257,305	$12,188	$151,275	$—	$1,331,366
Loans deemed to be impaired	$103	$853	$—	$4,317	$962	$—	$92	$—	$6,327
Loans not deemed to be impaired	$22,641	$148,879	$41,850	$691,955	$256,343	$12,188	$151,183	$—	$1,325,039

Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses at December 31, 2013 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2012	$3,041	$3,118	$24	$9,041	$1,994	$333	$886	$760	$19,197
Charge-offs	(1,000)	(234)	—	—	—	(579)	—	—	(1,813)
Recoveries	—	389	—	19	11	427	1	—	847
Provision	133	(656)	631	1,875	1	251	72	403	2,710

Ending balance at December 31, 2013	$2,174	$2,617	$655	$10,935	$2,006	$432	$959	$1,163	$20,941

Amount of allowance for loan losses for loans deemed to be impaired	$12	$367	$—	$417	$129	$—	$94	$—	$1,019
Amount of allowance for loan losses for loans not deemed to be impaired	$2,162	$2,250	$655	$10,518	$1,877	$432	$865	$1,163	$19,922
Loans:
Ending balance	$33,058	$76,675	$32,737	$696,317	$286,041	$9,658	$130,277	$—	$1,264,763
Loans deemed to be impaired	$608	$1,367	$—	$4,520	$1,199	$—	$94	$—	$7,788
Loans not deemed to be impaired	$32,450	$75,308	$32,737	$691,797	$284,842	$9,658	$130,183	$—	$1,256,975

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2014.

Loans rated 5 (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2014.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2014, and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2014.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$15,515	$148,407	$41,850	$691,322
4 (Monitor)	7,126	472	—	633
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	103	853	—	4,317

Total	$22,744	$149,732	$41,850	$696,272

The following table presents the Company’s loans by risk rating at December 31, 2013.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$25,138	$74,836	$32,737	$690,451
4 (Monitor)	7,312	472	—	1,346
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	608	1,367	—	4,520

Total	$33,058	$76,675	$32,737	$696,317

The Company utilized payment performance as credit quality indicators for residential real state, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

Further information pertaining to the allowance for loan losses at December 31, 2014 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$103	$—	$103	$22,641	$22,744
Commercial and industrial	905	157	—	1,062	148,670	149,732
Municipal	—	—	—	—	41,850	41,850
Commercial real estate	1,046	2,781	—	3,827	692,445	696,272
Residential real estate	632	846	—	1,478	255,827	257,305
Consumer and overdrafts	6	5	—	11	12,177	12,188
Home equity	576	254	—	830	150,445	151,275

Total	$3,165	$4,146	$—	$7,311	$1,324,055	$1,331,366

Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses at December 31, 2013 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$500	$—	$500	$32,558	$33,058
Commercial and industrial	112	706	—	818	75,857	76,675
Municipal	—	—	—	—	32,737	32,737
Commercial real estate	1,496	306	—	1,802	694,515	696,317
Residential real estate	2,232	1,034	—	3,266	282,775	286,041
Consumer and overdrafts	11	3	—	14	9,644	9,658
Home equity	1,710	—	—	1,710	128,567	130,277

Total	$5,561	$2,549	$—	$8,110	$1,256,653	$1,264,763

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

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2014:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$173	$—
Commercial and industrial	31	32	—	46	—
Municipal	—	—	—	—	—
Commercial real estate	393	396	—	225	—
Residential real estate	136	219	—	77	9
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$560	$647	$—	$521	$9

With required reserve recorded:
Construction and land development	$103	$108	$21	$222	$—
Commercial and industrial	822	1,063	57	1,065	31
Municipal	—	—	—	—	—
Commercial real estate	3,924	4,018	639	4,325	103
Residential real estate	826	826	95	1,208	1
Consumer	—	—	—	—	—
Home equity	92	92	92	93	—

Total	$5,767	$6,107	$904	$6,913	$135

Total
Construction and land development	$103	$108	$21	$395	$—
Commercial and industrial	853	1,095	57	1,111	31
Municipal	—	—	—	—	—
Commercial real estate	4,317	4,414	639	4,550	103
Residential real estate	962	1,045	95	1,285	10
Consumer	—	—	—	—	—
Home equity	92	92	92	93	—

Total	$6,327	$6,754	$904	$7,434	$144

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2013:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$500	$3,292	$—	$—	$—
Commercial and industrial	238	268	—	361	1
Municipal	—	—	—	—	—
Commercial real estate	82	82	—	132	—
Residential real estate	246	259	—	169	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$1,066	$3,901	$—	$662	$1

With required reserve recorded:
Construction and land development	$108	$108	$12	$1,371	$1
Commercial and industrial	1,129	1,371	367	902	37
Municipal	—	—	—	—	—
Commercial real estate	4,438	4,527	417	2,868	120
Residential real estate	953	1,035	129	878	2
Consumer	—	—	—	—	—
Home equity	94	94	94	95	—

Total	$6,722	$7,135	$1,019	$6,114	$160

Total
Construction and land development	$608	$3,400	$12	$1,371	$1
Commercial and industrial	1,367	1,639	367	1,263	38
Municipal	—	—	—	—	—
Commercial real estate	4,520	4,609	417	3,000	120
Residential real estate	1,199	1,294	129	1,047	2
Consumer	—	—	—	—	—
Home equity	94	94	94	95	—

Total	$7,788	$11,036	$1,019	$6,776	$161

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

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to troubled debt restructurings occurring during the year ended December 31, 2014:

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
(dollars in thousands)
Commercial and industrial	2	$98	$98

Total	2	$98	$98

The loans were modified for 2014, by extending terms on the commercial and industrial loans. There was one commercial real estate troubled debt restructuring, totaling $2,191,000, which subsequently defaulted during 2014. The financial impact of the modification for the performing commercial and industrial loans was a $100 increase in principal payments for the year ended 2014.

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

Notes to Consolidated Financial Statements — (Continued)

7.    Bank Premises and Equipment

December 31,	2014	2013	Estimated Useful Life
(dollars in thousands)
Land	$3,478	$3,478	—
Bank premises	19,272	19,235	30-39 years
Furniture and equipment	22,796	31,965	3-10 years
Leasehold improvements	11,607	10,010	30-39 years or lease term

	57,153	64,688
Accumulated depreciation and amortization	(32,971)	(41,288)

Total	$24,182	$23,400

The Company is obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $2,465,000, $2,094,000 and $2,055,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Rental income approximated $307,000, $299,000 and $329,000 in 2014, 2013 and 2012, respectively.

Future minimum rental commitments for non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2014, were as follows:

Year	Amount
(dollars in thousands)
2015	$2,279
2016	2,123
2017	1,659
2018	1,458
2019	1,285
Thereafter	3,947

$12,751

8.    Goodwill and Identifiable Intangible Assets

At December 31, 2014 and 2013, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.

Notes to Consolidated Financial Statements — (Continued)

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2014 and 2013 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Mortgage Servicing Rights	Total
(dollars in thousands)
Balance at December 31, 2012	$2,714	137	$2,851
Additions	—	653	653
Amortization Expense	—	(87)	(87)

Balance at December 31, 2013	$2,714	703	$3,417
Additions	—	424	424
Amortization Expense	—	(186)	(186)

Balance at December 31, 2014	$2,714	941	$3,655

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

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2014, are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,000	$—	$2,000	$—
U.S. Government Sponsored Enterprises	—	—	—	—
SBA Backed Securities	6,717	—	6,717	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	337,093	—	337,093	—
Privately Issued Residential Mortgage-Backed Securities	1,874	—	1,874	—
Obligations Issued by States and Political Subdivisions	96,784	—	—	96,784
Other Debt Securities	3,524	—	3,524	—
Equity Securities	398	296	—	102

Total	$448,390	$296	$351,208	$96,886

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$3,410	$—	$—	$3,410

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for 2014 for the estimated credit loss amounted to $947,000.

There were no transfers between level 1, 2 and 3 for the year ended December 31, 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2014.

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2014. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$96,886	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	3,410	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2014 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2013	$3,820	$32,487	$290	$36,597
Purchases	—	126,571	—	126,571
Maturities	—	(66,088)	(188)	(66,276)
Amortization	—	(6)	—	(6)
Change in fair value	—	—	—	—

Balance at December 31, 2014	$3,820	$92,964	$102	$96,886

The amortized cost of Level 3 securities was $97,760,000 with an unrealized loss of $874,000 at December 31, 2014. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. Specific provisions relate to impaired loans recognized for 2013 for the estimated credit loss amounted to $48,000.

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$36,597	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	1,747	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.

Notes to Consolidated Financial Statements — (Continued)

(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2013 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2012	$3,963	$49,477	$342	$53,782
Purchases	—	50,012	—	50,012
Maturities	—	(66,976)	(52)	(67,028)
Amortization	—	(26)	—	(26)
Change in fair value	(143)	—	—	(143)

Balance at December 31, 2013	$3,820	$32,487	$290	$36,597

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

10.     Deposits

The following is a summary of remaining maturities or re-pricing of time deposits as of December 31,

	2014	Percent	2013	Percent
(dollars in thousands)
Within one year	$203,125	53%	$248,758	65%
Over one year to two years	66,603	17%	41,533	11%
Over two years to three years	31,071	8%	48,357	13%
Over three years to five years	82,346	22%	43,576	11%

Total	$383,145	100%	$382,224	100%

Time deposits of $100,000 or more totaled $258,968,000 and $259,665,000 in 2014 and 2013, respectively.

11.     Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2014	2013	2012
(dollars in thousands)
Amount outstanding at December 31	$212,360	$214,440	$191,390
Weighted average rate at December 31	0.18%	0.18%	0.17%
Maximum amount outstanding at any month end	$243,750	$214,440	$213,730
Daily average balance outstanding during the year	$216,937	$203,888	$174,624
Weighted average rate during the year	0.18%	0.18%	0.21%

Notes to Consolidated Financial Statements — (Continued)

Amounts outstanding at December 31, 2014, 2013 and 2012 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $213,817,000, $216,747,000 and $187,995,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2014, 2013 and 2012, respectively. The approximate fair value of the collateral at those dates was $212,255,000, $213,350,000, and $191,704,000, respectively.

12.     Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2014	2013	2012
(dollars in thousands)
Amount outstanding at December 31	$431,583	$291,227	$231,227
Weighted average rate at December 31	1.91%	3.04%	3.54%
Maximum amount outstanding at any month end	$431,583	$291,227	$277,226
Daily average balance outstanding during the year	$271,710	$231,032	$217,542
Weighted average rate during the year	3.34%	3.73%	3.82%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2014, was approximately $221,384,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	2014		2013		2012
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(dollars in thousands)
Within one year	$169,500	0.51%	$53,000	0.40%	$46,000	1.86%
Over one year to two years	55,000	3.07%	19,500	2.42%	17,500	3.01%
Over two years to three years	45,000	3.18%	55,000	3.07%	19,500	2.42%
Over three years to five years	70,000	2.43%	77,000	3.05%	90,000	3.33%
Over five years	56,000	3.16%	50,500	3.39%	22,000	4.19%

Total	$395,500	1.89%	$255,000	2.52%	$195,000	2.96%

Included in the table above are $35,000,000 of FHLBB advances for each of the years at December 31, 2014, 2013 and 2012, respectively, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

During 2013, the Company restructured $14,500,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 3.16% and the weighted average remaining maturity was 12 months. Subsequent to restructure, the weighted average rate was 3.24% and the weighted average maturity was 68 months. The restructures were accounted for as modifications.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2014 and 2013. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust. Century

Notes to Consolidated Financial Statements — (Continued)

Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities on January 10, 2005.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years.

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2014 and 2013.

The Bank also has an outstanding loan in the amount of $0 and $144,000 at December 31, 2014 and 2013, borrowed against the cash value of a whole life insurance policy for a key executive of the Bank.

13.     Reclassifications Out of Accumulated Other Comprehensive Income(a)

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year ended December 31, 2014(a)	Year ended December 31, 2013(a)	Affected line item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$450	$3,019	Net gains on sales of investments
	(171)	(1,179)	Provision for income taxes

	$279	$1,840	Net income

Accretion of unrealized losses transferred	$5,192	$3,077	Securities held-to-maturity
	(2,004)	(1,191)	Provision for income taxes

	$3,188	$1,886	Net income

Amortization of defined benefit pension items
Prior-service costs	$(10)	$(10)	Salaries and employee benefits(b)
Actuarial gains (losses)	(367)	(1,144)	Salaries and employee benefits(b)

Total before tax	(377)	(1,154)	Income before taxes
Tax (expense) or benefit	151	460	Provision for income taxes

Net of tax	$(226)	$(694)	Net income

Total reclassifications for the period	$3,241	$3,032	Net income

(a)	Amounts in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 17) for additional details).

Notes to Consolidated Financial Statements — (Continued)

14.    Earnings per share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2014, 2013 and 2012 was an increase of 1,447, 1,155 and 1,024 shares, respectively.

The following table is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,	2014	2013	2012
(in thousands except share and per share data)
BASIC EPS COMPUTATION
Numerator:
Net income, Class A	$17,157	$15,698	$14,877
Net income, Class B	4,703	4,348	4,162
Denominator:
Weighted average shares outstanding, Class A	3,591,732	3,575,683	3,557,693
Weighted average shares outstanding, Class B	1,969,030	1,980,855	1,990,474
Basic EPS, Class A	$4.78	$4.39	$4.18
Basic EPS, Class B	$2.39	$2.19	$2.09

DILUTED EPS COMPUTATION
Numerator:
Net income, Class A	$17,157	$15,698	$14,877
Net income, Class B	4,703	4,348	4,162

Total net income, for diluted EPS, Class A computation	21,860	20,046	19,039
Denominator:
Weighted average shares outstanding, basic, Class A	3,591,732	3,575,683	3,557,693
Weighted average shares outstanding, Class B	1,969,030	1,980,855	1,990,474
Dilutive effect of Class A stock options	1,447	1,155	1,024

Weighted average shares outstanding diluted, Class A	5,562,209	5,557,693	5,549,191
Weighted average shares outstanding, Class B	1,969,030	1,980,855	1,990,474
Diluted EPS, Class A	$3.93	$3.61	$3.43
Diluted EPS, Class B	$2.39	$2.19	$2.09

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

Notes to Consolidated Financial Statements — (Continued)

Class B common stock is not publicly traded; however, it can be converted on a per share basis to Class A common stock at any time at the option of the holder. Dividend payments by the Company are dependent in part on the dividends it receives from the Bank, which are subject to certain regulatory restrictions.

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options outstanding at December 31, 2014.

Stock option activity under the plan is as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	20,375	$31.82	23,350	$31.17	36,062	$28.90
Forfeited	(9,050)	31.83	(1,350)	26.68	(450)	22.50
Exercised	(11,325)	31.81	(1,625)	26.76	(12,262)	24.82

Outstanding at end of year	—	$—	20,375	$31.82	23,350	$31.17

Exercisable at end of year	—	$—	20,375	$31.82	23,350	$31.17

Available to be granted at end of year	233,934		224,884		223,534

At December 31, 2013 and 2012, the options outstanding had exercise prices between $15.06 and $31.83, and a weighted average remaining contractual life of one year for 2013 and two years for 2012. The weighted average intrinsic value of options exercised for the period ended December 31, 2014, was $8.76 per share with an aggregate value of $99,217. The average intrinsic value of options exercisable at December 31, 2013 and 2012 had an aggregate value of $29,136 and $41,549, respectively.

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

Notes to Consolidated Financial Statements — (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

The Bank’s actual capital amounts and ratios are presented in the following table:

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)	$254,742	14.38%	$141,747	8.00%	$177,183	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	232,592	13.13%	70,873	4.00%	106,310	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	232,592	6.52%	142,630	4.00%	178,287	5.00%
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)	$230,038	13.91%	$132,338	8.00%	$165,422	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	209,360	12.66%	66,169	4.00%	99,253	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	209,360	6.00%	139,467	4.00%	174,334	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)	$269,044	15.12%	$142,366	8.00%	$177,957	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	246,798	13.87%	71,183	4.00%	106,774	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	246,798	6.91%	142,930	4.00%	178,663	5.00%
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)	$247,761	14.92%	$132,870	8.00%	$166,088	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	227,000	13.67%	66,435	4.00%	99,653	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	227,000	6.50%	139,769	4.00%	174,711	5.00%

Notes to Consolidated Financial Statements — (Continued)

16.    Income Taxes

The current and deferred components of income tax expense for the years ended December 31 are as follows:

	2014	2013	2012
(dollars in thousands)
Current expense:
Federal	$3,981	$3,520	$3,181
State	498	416	315

Total current expense	4,479	3,936	3,496

Deferred (benefit) expense:
Federal	(3,179)	(2,564)	(1,833)
State	(434)	(365)	(271)

Total deferred benefit	(3,613)	(2,929)	(2,104)

Provision for income taxes	$866	$1,007	$1,392

Income tax accounts included in other assets/liabilities at December 31 are as follows:

	2014	2013
(dollars in thousands)
Currently receivable	$707	$702
Deferred income tax asset, net	37,251	30,857

Total	$37,958	$31,559

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2014	2013	2012
(dollars in thousands)
Federal income tax expense at statutory rates	$7,727	$7,158	$6,946
State income tax, net of federal income tax benefit	42	34	29
Insurance income	(353)	(380)	(396)
Effect of tax-exempt interest	(6,097)	(5,348)	(4,628)
Net tax credit	(517)	(572)	(633)
Other	64	115	74

Total	$866	$1,007	$1,392

Effective tax rate	3.8%	4.8%	6.8%

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2014	2013
(dollars in thousands)
Deferred income tax assets:
Pension and SERP liability	$7,806	$4,880
Allowance for loan losses	9,550	9,199
Deferred compensation	7,447	6,515
Unrealized losses on securities transferred to held-to-maturity	6,586	8,590
AMT credit	4,630	3,164
Accrued bonus	613	—
Depreciation	366	109
Acquisition premium	334	438
Nonaccrual interest	148	136
Limited partnerships	88	(2,769)
Investments write down	26	26
Other	136	198

Gross deferred income tax asset	37,730	30,486

Deferred income tax liabilities:
Mortgage servicing rights	(376)	(281)
Unrealized (gains) losses on securities available-for-sale	(103)	652

Gross deferred income tax liability	(479)	371

Deferred income tax asset net	$37,251	$30,857

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2014. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. The Company is in an Alternative Minimum Tax (“AMT”) credit position. The AMT credit is carried as a deferred asset and has an indefinite life. The Company has potential tax planning strategies available which support the deferred AMT credit and, at this time, no valuation allowance is needed. The Company and its subsidiaries file a consolidated federal tax return. For the tax year beginning in 2009, the Commonwealth of Massachusetts requires a combined state tax return, except for security corporations, which file separate tax returns. The Company is subject to federal and state examinations for tax years after December 31, 2010.

17.     Employee Benefits

The Company has a Qualified Defined Benefit Pension Plan (the “Plan”), which had been offered to all employees reaching minimum age and service requirements. In 2006, the Bank became a member of the Savings Bank Employees Retirement Association (“SBERA”) within which it then began maintaining the Qualified

Notes to Consolidated Financial Statements — (Continued)

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

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2015 to 2019 are $1,212,000, $1,277,000, $1,361,000, $1,398,000, and $1,456,000, respectively. The aggregate benefits expected to be paid in the five years from 2020 to 2024 are $9,124,000. The Company plans to contribute $1,000,000 to the Plan in 2015.

The fair value of plan assets and major categories as of December 31, 2014, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Collective funds	53.4%	$18,069	$2,757	$15,312	$—
Equity securities	23.1%	7,797	7,797	—	—
Mutual funds	15.5%	5,244	4,762	482	—
Hedge funds	7.0%	2,360	—	—	2,360
Short-term investments	1.0%	342	342	—	—

	100.0%	$33,812	$15,658	$15,794	$2,360

The fair value of plan assets and major categories as of December 31, 2013, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Collective funds	52.9%	$17,092	$856	$16,236	$—
Equity securities	25.9%	8,355	8,355	—	—
Mutual funds	13.1%	4,250	3,832	418	—
Hedge funds	7.0%	2,256	—	—	2,256
Short-term investments	1.1%	369	249	120	—

	100.0%	$32,322	$13,292	$16,774	$2,256

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

The changes in Level 3 securities are shown in the table below:

Year Ended December 31,	2014	2013
(dollars in thousands)
Balance at beginning of year	$2,256	$1,691
Purchases	32	55
Redemptions	(58)	—
Actual return – assets still being held	130	510

Balance at end of year	$2,360	$2,256

There were no transfers in or out of level 3 during the year ended December 31, 2014 and 2013.

The performance of the plan assets is dependent upon general market conditions and specific conditions related to the issuers of the underlying securities.

The Company has a Supplemental Executive Insurance/Retirement Plan (the Supplemental Plan), which is limited to certain officers and employees of the Company. The Supplemental Plan is voluntary. Under the Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

Notes to Consolidated Financial Statements — (Continued)

The benefits expected to be paid in each year from 2015 to 2019 are $1,110,000, $1,544,000, $2,004,000, $2,012,000 and $2,037,000, respectively. The aggregate benefits expected to be paid in the five years from 2020 to 2024 are $11,144,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2014	2013	2014	2013
(dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$29,879	$31,910	$25,502	$25,835
Service cost	1,034	1,196	1,555	1,554
Interest cost	1,467	1,257	1,325	1,072
Actuarial (gain)/loss	8,398	(3,734)	4,650	(1,916)
Benefits paid	(767)	(750)	(1,043)	(1,043)

Projected benefit obligation at end of year	$40,011	$29,879	$31,989	$25,502

Change in plan assets
Fair value of plan assets at beginning of year	$32,322	$23,983
Actual return on plan assets	1,337	4,619
Employer contributions	920	4,470
Benefits paid	(767)	(750)

Fair value of plan assets at end of year	$33,812	$32,322

(Unfunded) Funded status	$(6,199)	$2,443	$(31,989)	$(25,502)

Accumulated benefit obligation	$40,011	$29,747	$29,023	$22,278

Weighted-average assumptions as of December 31
Discount rate — Liability	4.00%	5.00%	4.00%	5.00%
Discount rate — Expense	5.00%	4.00%	5.00%	4.00%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$1,034	$1,196	$1,555	$1,554
Interest cost	1,467	1,257	1,325	1,072
Expected return on plan assets	(2,543)	(1,880)	—	—
Recognized prior service cost	(104)	(104)	114	114
Recognized net losses	12	630	355	514

Net periodic cost	$(134)	$1,099	$3,349	$3,254

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$104	$104	$(114)	$(114)
Net (gain) loss	9,592	(6,956)	4,268	(2,401)

Total recognized in other comprehensive income	9,696	(6,852)	4,154	(2,515)

Total recognized in net periodic benefit cost and other comprehensive income	$9,562	$(5,753)	$7,503	$739

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2014			December 31, 2013
	Plan	Supplemental Plan	Total	Plan	Supplemental Plan	Total
(dollars in thousands)
Prior service cost	$412	$(877)	$(465)	$516	$(991)	$(475)
Net actuarial loss	(12,953)	(12,169)	(25,122)	(3,361)	(7,901)	(11,262)

Total	$(12,541)	$(13,046)	$(25,587)	$(2,845)	$(8,892)	$(11,737)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2014, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2015	$(104)	$114
Amortization of loss to be recognized in 2015	812	598

Assumptions for the expected return on plan assets and discount rates in the Company’s Plan and Supplemental Plan are periodically reviewed. As part of the review, management in consultation with independent consulting actuaries performs an analysis of expected returns based on the plan’s asset allocation. This forecast reflects the Company’s and actuarial firm’s expected return on plan assets for each significant asset class or economic indicator. The range of returns developed relies on forecasts and on broad market historical benchmarks for expected return, correlation and volatility for each asset class. Also, as a part of the review, the Company’s management in consultation with independent consulting actuaries performs an analysis of discount rates based on expected returns of high-grade fixed income debt securities. Mortality assumptions are based on the RP 2014 Mortality Table projected with Scale MP 2014.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $346,000 for 2014, $322,000 for 2013 and $308,000 for 2012. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $1,434,000, $1,313,000 and $1,289,000 in 2014, 2013, and 2012, respectively.

The Company does not offer any postretirement programs other than pensions.

18.    Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2014. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Notes to Consolidated Financial Statements — (Continued)

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

Contract or Notional Amount

	2014	2013
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$3,215	$3,373
Standby and commercial letters of credit	8,057	7,930
Unused lines of credit	298,279	249,941
Unadvanced portions of construction loans	3,035	7,026
Unadvanced portions of other loans	17,186	17,750

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

20.    Other Operating Expenses

Year ended December 31,	2014	2013	2012
(dollars in thousands)
Marketing	$1,793	$1,749	$1,853
Software maintenance/amortization	1,524	1,417	1,256
Legal and audit	1,072	1,281	1,179
Contributions	735	673	1,074
Processing services	944	812	921
Consulting	964	874	890
Postage and delivery	964	939	877
Supplies	870	848	849
Telephone	753	719	750
Directors’ fees	389	373	330
Insurance	304	295	279
Core deposit intangible amortization	—	—	120
Other	1,520	1,500	1,230

Total	$11,832	$11,480	$11,608

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Fair Value Measurements Level 2 Inputs	Level 3 Inputs
(dollars in thousands)
December 31, 2014
Financial assets:
Securities held-to-maturity	$1,406,792	$1,413,603	$—	$1,413,603	$—
Loans(1)	1,309,048	1,291,550	—	—	1,291,550
Financial liabilities:
Time deposits	383,145	387,919	—	387,919	—
Other borrowed funds	395,500	400,196	—	400,196	—
Subordinated debentures	36,083	36,083	—	—	36,083
December 31, 2013
Financial assets:
Securities held-to-maturity	$1,487,884	$1,464,449	$—	$1,464,449	$—
Loans(1)	1,243,822	1,214,192	—	—	1,214,192
Financial liabilities:
Time deposits	382,224	386,742	—	386,742	—
Other borrowed funds	255,144	254,736	—	254,736	—
Subordinated debentures	36,083	39,503	—	—	39,503

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Notes to Consolidated Financial Statements — (Continued)

22.    Quarterly Results of Operations (unaudited)

2014 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$21,062	$21,624	$21,554	$21,131
Interest expense	4,840	4,879	4,800	4,617

Net interest income	16,222	16,745	16,754	16,514
Provision for loan losses	400	600	450	600

Net interest income after provision for loan losses	15,822	16,145	16,304	15,914
Other operating income	4,428	3,758	3,615	3,470
Operating expenses	14,506	13,976	14,089	14,159

Income before income taxes	5,744	5,927	5,830	5,225
Provision for income taxes	121	221	231	293

Net income	$5,623	$5,706	$5,599	$4,932

Share data:
Average shares outstanding, basic
Class A	3,600,664	3,594,583	3,589,125	3,582,421
Class B	1,967,180	1,967,180	1,967,580	1,974,180
Average shares outstanding, diluted
Class A	5,567,855	5,563,278	5,558,032	5,558,177
Class B	1,976,180	1,967,180	1,967,580	1,974,180
Earnings per share, basic
Class A	$1.23	$1.25	$1.22	$1.08
Class B	$0.61	$0.62	$0.61	$0.54
Earnings per share, diluted
Class A	$1.01	$1.03	$1.01	$0.89
Class B	$0.61	$0.62	$0.61	$0.54

Notes to Consolidated Financial Statements — (Continued)

2013 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$20,947	$20,549	$19,132	$19,137
Interest expense	4,842	4,751	4,620	4,592

Net interest income	16,105	15,798	14,512	14,545
Provision for loan losses	460	750	750	750

Net interest income after provision for loan losses	15,645	15,048	13,762	13,795
Other operating income	4,186	4,774	5,221	4,434
Operating expenses	14,690	13,995	13,662	13,465

Income before income taxes	5,141	5,827	5,321	4,764
Provision for income taxes	116	308	295	288

Net income	$5,025	$5,519	$5,026	$4,476

Share data:
Average shares outstanding, basic
Class A	3,580,404	3,578,400	3,574,379	3,569,546
Class B	1,976,180	1,978,180	1,982,180	1,986,880
Average shares outstanding, diluted
Class A	5,557,419	5,558,031	5,557,354	5,557,365
Class B	1,976,180	1,978,180	1,982,180	1,986,880
Earnings per share, basic
Class A	$1.10	$1.21	$1.10	$0.98
Class B	$0.55	$0.60	$0.55	$0.49
Earnings per share, diluted
Class A	$0.90	$0.99	$0.90	$0.81
Class B	$0.55	$0.60	$0.55	$0.49

Notes to Consolidated Financial Statements — (Continued)

23.    Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2014 and 2013 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2014, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS

December 31,	2014	2013
(dollars in thousands)
ASSETS:
Cash	$7,674	$12,245
Investment in subsidiary, at equity	213,245	193,783
Other assets	7,700	6,634

Total assets	$228,619	$212,662

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$36	$107
Subordinated debentures	36,083	36,083
Stockholders’ equity	192,500	176,472

Total liabilities and stockholders’ equity	$228,619	$212,662

STATEMENTS OF INCOME

Year Ended December 31,	2014	2013	2012
(dollars in thousands)
Income:
Interest income from deposits in bank	$21	$28	$33
Other income	72	72	72

Total income	93	100	105
Interest expense	2,329	2,400	2,400
Operating expenses	204	208	198

Income before income taxes and equity in undistributed income of subsidiary	(2,440)	(2,508)	(2,493)
Benefit from income taxes	(830)	(853)	(848)

Income before equity in undistributed income of subsidiary	(1,610)	(1,655)	(1,645)
Equity in undistributed income of subsidiary	23,470	21,701	20,684

Net income	$21,860	$20,046	$19,039

Notes to Consolidated Financial Statements — (Continued)

STATEMENTS OF CASH FLOWS

December 31,	2014	2013	2012
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,860	$20,046	$19,039
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of subsidiary	(23,470)	(21,701)	(20,684)
Depreciation and amortization	12	12	12
Increase in other assets	(1,067)	(3,500)	(416)
Decrease in liabilities	(71)	—	—

Net cash (used in) operating activities	(2,736)	(5,143)	(2,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	361	43	304
Cash dividends paid	(2,196)	(2,191)	(2,186)

Net cash used in financing activities	(1,835)	(2,148)	(1,882)

Net (decrease) in cash	(4,571)	(7,291)	(3,931)

Cash at beginning of year	12,245	19,536	23,467

Cash at end of year	$7,674	$12,245	$19,536

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

March 10, 2015

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 10, 2015, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 10, 2015

Management’s Report on Internal Control Over Financial Reporting

CENTURY BANCORP, INC.

400 Mystic Avenue

Medford, Massachusetts 02155

We, together with the other members of executive management of Century Bancorp, Inc. and our subsidiary (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 89.

Barry R. Sloane	William P. Hornby, CPA
President & CEO	Chief Financial Officer & Treasurer
March 10, 2015

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Stephen R. Delinsky	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	84	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	75	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	53	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company
Fraser Lemley	74	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	75	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	59	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, CenturyBank and Trust Company
Marshall M. Sloane	88	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
Stephanie Sonnabend	61	Director, Century Bancorp, Inc., and Century Bank and Trust Company
George F. Swansburg	72	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	72	Director, Century Bancorp, Inc., and Century Bank and Trust Company

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

Ms. Kay became a director of the Company in 2005. Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President and currently serves as Executive Vice President. Ms. Kay’s experience in business development, customer relationships and tenure at Century Bank and Trust Company has qualified her to serve as director of the Company.

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

Ms. Sonnabend became a director of the Company in 1997. She has been a director of Century Bank and Trust Company since 1997. Ms. Sonnabend is principal of Son Hospitality Consulting. She is the former CEO, President and Director of Sonesta International Hotels Corporation. Ms. Sonnabend’s experience as CEO of a major hotel company and expertise in the real estate and travel and leisure industry, which is relevant to travel and leisure related customers of the Company, has qualified her to serve as a director of the Company. Also, her tenure and experience as a director of the Company has qualified her to continue to serve.

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

Mr. Westling became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Westling is President Emeritus and Professor of History and Humanities at Boston University. Mr. Westling’s experience as president of a University and expertise in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 88 years old.
Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 59 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 48 years old. He joined the Company in 2007. Formerly he was Senior Vice President at Capital Crossing Bank.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 51 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 54 years old. He joined the Company in 1989.
Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 53 years old. She joined the Company in 1983.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 59 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee is composed of four directors, Joseph J. Senna, Chair, Stephen R. Delinsky, Stephanie Sonnabend,

and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers or Directors failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2014, or in prior fiscal years.

Based solely on a review of Forms 3 and 4 filed with the SEC, the Company believes a beneficial owner of more than 10% of the Company’s Class A Common Stock, James J. Filler, timely filed all reports he was required to file except seven reports covering a total of eight transactions that were filed late by Mr. Filler.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2014.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision and did not award stock incentive awards for fiscal year 2014. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2014.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2014. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2014.

Post-Employment Compensation

Defined Benefit Pension Plan:

The Company had a qualified Defined Benefit Pension Plan which had been offered to all employees reaching a minimum age and service requirement. In 2006 the Bank became a member of the Savings Bank Employee Retirement Association (“SBERA”) within which it maintains the qualified Defined Benefit Pension Plan. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The Trustee of SBERA, through SBERA’s Investment Committee, selects investment managers for the common and collective trust portfolio. A professional advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types. (e.g. small cap, large cap, international, etc.) and styles (e.g. growth, value, etc.). The Company has closed the plan to employees hired after March 31, 2006.

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2014 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 102 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 103.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2014 and received matching contributions up to a maximum of $5,200. The plan is currently administered by SBERA.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2014 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 104.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired life insurance policies providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2014.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane, a 3% salary increase in 2014. In recognition of the Company’s solid financial performance in 2014, the Company also granted a $165,150 cash bonus payable to Mr. Barry R. Sloane. Total compensation granted to the Chief Executive Officer for 2014 is described in the Summary Compensation Table in the statement.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for each of the following Named Executive Officers, Paul Evangelista, William Hornby, David Woonton, Brian Feeney and Linda Kay was increased by 3% in 2014. In light of the Company’s financial performance in 2014, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $357,000 per year during 2014 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2014 as noted on the Summary Compensation Table.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

/s/ Fraser Lemley, Chairman

/s/ Joseph Mercurio

/s/ Jon Westling

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2014 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($)(1)	Total ($)
Marshall M. Sloane (2)	2014	—	—	—	—	321,375	961,896	1,283,271
Chairman of the Board,	2013	—	—	—	—	—	881,420	881,420
Century Bancorp, Inc. and	2012	—	—	—	—	131,548	770,259	901,807
Century Bank and Trust Company
Barry R. Sloane	2014	569,207	165,150	—	—	1,657,205	56,423	2,447,985
President and CEO, Century	2013	557,634	151,375	—	—	518,600	59,352	1,286,961
Bancorp, Inc. and Century Bank	2012	531,080	144,150	—	—	925,960	40,677	1,641,867
and Trust Company
David B. Woonton	2014	337,614	78,552	—	—	1,062,188	33,503	1,511,857
Executive Vice President,	2013	330,750	72,000	—	—	219,785	24,264	646,799
Century Bank and Trust Company	2012	315,000	68,400	—	—	630,561	14,942	1,028,903
Paul A. Evangelista	2014	337,614	78,552	—	—	908,094	26,015	1,350,275
Executive Vice President,	2013	330,750	72,000	—	—	40,947	19,107	462,804
Century Bank and Trust Company	2012	315,000	68,400	—	—	522,433	12,097	917,930
Brian J. Feeney	2014	294,708	68,733	—	—	516,380	16,345	896,166
Executive Vice President,	2013	288,716	63,000	—	—	84,596	14,113	450,425
Century Bank and Trust Company	2012	248,850	59,708	—	—	236,536	14,201	559,295
William P. Hornby	2014	294,708	68,733	—	—	275,237	12,775	651,453
Chief Financial Officer and	2013	288,716	63,000	—	—	46,983	23,259	421,958
Treasurer, Century Bancorp, Inc.	2012	274,969	59,708	—	—	111,857	6,667	453,201
and Century Bank and
Trust Company
Linda Sloane Kay	2014	294,708	68,733	—	—	459,929	16,838	840,208
Executive Vice President	2013	288,716	63,000	—	—	95,269	27,291	474,276
Century Bank and Trust Company	2012	248,851	59,708	—	—	200,875	9,453	518,887

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.
(2)	This amount, for 2014, includes $357,000 for consulting services, $370,982 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $38,450 for Director fees, $165,150 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2014 ($)(1)	Payments During Last Fiscal Year 12/31/2014 ($)
Marshall M. Sloane	Defined Benefit	33	657,465	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	11	225,228	—
President and CEO	Pension Plan
David B. Woonton	Defined Benefit	15	587,649	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	15	436,624	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	25	490,674	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby (2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan
Linda Sloane Kay	Defined Benefit	14	238,651	—
Executive Vice President	Pension Plan
Century Bank and Trust Company

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.00% and the mortality table used is the RP 2014 Mortality Table projected with Scale MP 2014.
(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2014 ($)(1)	Payments During Last Fiscal Year- 12/31/2014 ($)
Marshall M. Sloane (2)	Supplemental Executive	33	3,199,536	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane (2)	Supplemental Executive	13	5,073,347	—
President and CEO	Insurance/Retirement Plan
David B. Woonton (2)	Supplemental Executive	15	3,135,058	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista (2)	Supplemental Executive	15	2,211,245	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney (2)	Supplemental Executive	7	789,571	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby (2)	Supplemental Executive	6	560,484	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan
Linda Sloane Kay (2)	Supplemental Executive	6	728,806	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.00% and the mortality table used is RP 2014 Mortality Table projected with Scale MP 2014.
(2)	As of January 1, 2014, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 77.5%, 100%, 100%, 40%, 32.5% and 32.5% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $15,750 retainer per year, $300 per Company Board meeting attended, $800 per Bank Board meeting attended and $700 per committee meeting attended. Joseph Senna receives $2,000 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2014

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
George R. Baldwin	36,250	—	36,250
Stephen R. Delinsky	32,050	—	32,050
Marshall I. Goldman	28,550	—	28,550
Russell B. Higley	31,350	—	31,350
Jackie Jenkins-Scott	34,450	—	34,450
Linda Sloane Kay	—	—	—
Fraser Lemley	38,450	—	38,450
Joseph P. Mercurio	38,450	—	38,450
Joseph J. Senna	44,850	—	44,850
Barry R. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	33,550	—	33,550
George F. Swansburg(2)	41,250	14,500	55,750
Jon Westling	26,250	—	26,250

(1)	Amounts paid are listed in the Summary Compensation Table.
(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2014, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2014, there were 3,600,729 shares of Class A Common Stock and 1,967,180 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned		% B Owned
James J. Filler (9)	390,101		10.83%
2964 Shook Hill Parkway, Birmingham, AL 35223
Maltese Capital Management, LLC (8)	302,600		8.40%
150 East 52nd Street, 30th Floor, New York, NY 10022
Wellington Management Group, LLP (5)	288,147		8.00%
280 Congress Street, Boston, MA 02210
Jacobs Asset Management, LLC (6)	199,196		5.53%
11 East 26th Street, Suite 1900, New York, NY 10010
Marshall M. Sloane(a)	31,432	(1)	0.87%	1,721,841	(2)	87.53%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Stephen R. Delinsky(a)	2,955	(7)	0.08%
Paul A. Evangelista(b)	7,225		0.20%
Brian J. Feeney(b)	1,815		0.05%
Marshall I. Goldman(a)	7,269	(10)	0.20%	30,000	(11)	1.53%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	10,668	(3)	0.30%	60,000		3.05%
Fraser Lemley(a)	21,494		0.60%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	25,001		0.69%
Barry R. Sloane(a)(b)	4,457	(4)	0.12%
Stephanie Sonnabend(a)	5,478		0.15%
George F. Swansburg(a)	32,251		0.90%
Jon Westling(a)	8,067		0.22%
David B. Woonton(b)	800		0.02%
All directors and officers as a group (18 in number)	169,973		4.72%	1,811,841		92.10%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,675 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,580 shares held by Sloane Family Enterprises LP, and does not include 94,239 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 94,239 shares and 1,694,580 shares held by Sloane Family Enterprises LP.

(3)	Includes 9,849 shares owned by Ms. Kay’s spouse.

(4)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Includes 3,111 shares pledged.

(5)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Wellington Management Group, LLP on February 13, 2015.

(6)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by Sy Jacobs, c/o Jacobs Asset Management, L.L.C. on February 17, 2015.

(7)	Includes 250 shares owned by Mr. Delinsky’s children.

(8)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Maltese Capital Management, LLC on February 13, 2015.

(9)	The Company has relied upon the information set forth in the Form 4 with the SEC by James J. Filler on December 31, 2014.

(10)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(11)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Description of Fees	Fiscal 2014 Amount	Fiscal 2013 Amount
Audit fees(1)	$400,000	$383,000
Audit-related fees(2)	—	—
Tax fees(3)	67,115	46,750
Other fees	—	—

	$467,115	$429,750

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for the audit of 401K and pension plans.

(3)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2014 and 2013

Consolidated Statements of Income — Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity-Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows-Years Ended December 31, 2014, 2013, and 2012

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2015.

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