Form 10-Q
period 2015-03-31
CENTURY BANCORP INC
filed 2015-05-07
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

As of April 30, 2015, the Registrant had outstanding:

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

PART I—Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$59,680	$43,367
Federal funds sold and interest-bearing deposits in other banks	5,945	261,990

Total cash and cash equivalents	65,625	305,357

Short-term investments	2,139	2,131
Securities available-for-sale, amortized cost $455,800 and $448,210, respectively	455,931	448,390
Securities held-to-maturity, fair value $1,796,688 and $1,413,603, respectively	1,773,607	1,406,792
Federal Home Loan Bank of Boston stock, at cost	24,916	24,916
Loans, net:
Commercial and industrial	157,637	149,732
Municipal	41,406	41,850
Construction and land development	25,347	22,744
Commercial real estate	691,811	696,272
Residential real estate	258,558	257,305
Home equity	156,063	151,275
Consumer and other	10,508	12,188

Total loans, net	1,341,330	1,331,366
Less: allowance for loan losses	22,529	22,318

Net loans	1,318,801	1,309,048
Bank premises and equipment	24,179	24,182
Accrued interest receivable	6,913	6,241
Goodwill	2,714	2,714
Other assets	98,498	94,265

Total assets	$3,773,323	$3,624,036

Liabilities
Deposits:
Demand deposits	$508,820	$484,928
Savings and NOW deposits	1,063,551	978,619
Money Market Accounts	960,668	890,899
Time deposits	382,456	383,145

Total deposits	2,915,495	2,737,591
Securities sold under agreements to repurchase	260,390	212,360
Other borrowed funds	307,642	395,500
Subordinated debentures	36,083	36,083
Due to broker	7,142	—
Other liabilities	48,743	50,002

Total liabilities	3,575,495	3,431,536

Stockholders’ Equity
Preferred stock - $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares and 3,600,729 shares, respectively	3,601	3,601
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 and 1,976,180 shares, respectively	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	204,821	200,411

	222,681	218,271
Unrealized gains on securities available-for-sale, net of taxes	47	77
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(9,744)	(10,479)
Pension liability, net of taxes	(15,156)	(15,369)

Total accumulated other comprehensive loss, net of taxes	(24,853)	(25,771)

Total stockholders’ equity	197,828	192,500

Total liabilities and stockholders’ equity	$3,773,323	$3,624,036

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2015	2014
Interest income
Loans	$12,076	$12,449
Securities held-to-maturity	8,168	7,780
Securities available-for-sale	732	820
Federal funds sold and interest-bearing deposits in other banks	196	82

Total interest income	21,172	21,131

Interest expense
Savings and NOW deposits	628	609
Money market accounts	782	639
Time deposits	1,156	1,085
Securities sold under agreements to repurchase	114	101
Other borrowed funds and subordinated debentures	2,085	2,183

Total interest expense	4,765	4,617

Net interest income	16,407	16,514
Provision for loan losses	200	600

Net interest income after provision for loan losses	16,207	15,914
Other operating income
Service charges on deposit accounts	1,913	2,034
Lockbox fees	788	777
Gains on sales of mortgage loans	99	7
Other income	705	652

Total other operating income	3,505	3,470

Operating expenses
Salaries and employee benefits	9,134	8,875
Occupancy	1,605	1,442
Equipment	593	572
FDIC assessments	503	480
Other	2,703	2,790

Total operating expenses	14,538	14,159

Income before income taxes	5,174	5,225
Provision for income taxes	215	293

Net income	$4,959	$4,932

Share data:
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,582,421
Class B	1,967,180	1,974,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,558,177
Class B	1,967,180	1,974,180
Basic earnings per share:
Class A	$1.08	$1.08
Class B	$0.54	$0.54
Diluted earnings per share
Class A	$0.89	$0.89
Class B	$0.54	$0.54

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Net income	$4,959	$4,932
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising and transferred during period	(30)	243
Less: reclassification adjustment for gains included in net income	—	—

Total unrealized (losses) gains on securities	(30)	243
Accretion of net unrealized losses transferred	735	924
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	213	57

Other comprehensive income (loss)	918	1,224

Comprehensive income (loss)	$5,877	$6,156

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2015 and 2014

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472
Net income	—	—	—	4,932	—	4,932
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $170 in taxes	—	—	—	—	243	243
Accretion of unrealized losses on securities transferred to held-to-maturity net of $583 in taxes	—	—	—	—	924	924
Pension liability adjustment, net of $38 in taxes	—	—	—	—	57	57
Conversion of class B common stock to class A common stock, 2,000 shares	2	(2)				—
Stock options exercised, 75 shares	1	—	2	—	—	3
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(430)	—	(430)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(119)	—	(119)

Balance at March 31, 2014	$3,583	$1,974	$11,934	$185,130	$(20,539)	$182,082

Balance at December 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500
Net income	—	—	—	4,959	—	4,959
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $19 in taxes	—	—	—	—	(30)	(30)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $394 in taxes	—	—	—	—	735	735
Pension liability adjustment, net of $142 in taxes	—	—	—	—	213	213
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(432)	—	(432)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2015	$3,601	$1,967	$12,292	$204,821	$(24,853)	$197,828

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,959	$4,932
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(99)	(7)
Provision for loan losses	200	600
Deferred income taxes	(175)	(744)
Net depreciation and amortization	696	867
(Increase) decrease in accrued interest receivable	(672)	201
Increase in other assets	(4,621)	(998)
(Decrease) increase in other liabilities	(904)	493

Net cash (used in) provided by operating activities	(616)	5,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	1,061
Purchase of short-term investments	(8)	(1,069)
Proceeds from calls/maturities of securities available-for-sale	34,265	36,157
Purchase of securities available-for-sale	(34,767)	(44,658)
Proceeds from calls/maturities of securities held-to-maturity	50,467	41,692
Purchase of securities held-to-maturity	(416,137)	(30,957)
Net increase in loans	(14,903)	(127)
Proceeds from sales of portfolio loans	5,061	570
Capital expenditures	(621)	(636)

Net cash (used in) provided by investing activities	(376,643)	2,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(689)	(1,025)
Net increase in demand, savings, money market and NOW deposits	178,593	49,199
Net proceeds from exercise of stock options	—	3
Cash dividends	(549)	(549)
Net increase (decrease) in securities sold under agreements to repurchase	48,030	(3,790)
Net (decrease) increase in other borrowed funds	(87,858)	17,500

Net cash provided by financing activities	137,527	61,338

Net (decrease) increase in cash and cash equivalents	(239,732)	68,715
Cash and cash equivalents at beginning of period	305,357	94,678

Cash and cash equivalents at end of period	$65,625	$163,393

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,668	$4,583
Income taxes	210	171
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(30)	243
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	735	924
Pension liability adjustment, net of taxes	213	57
Due to broker	7,142	1,000

See accompanying notes to unaudited consolidated interim financial statements.

.Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2015 and 2014

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadens the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance must be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” has been extended to July 21, 2016. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). The Federal Reserve Board has finalized its rule implementing the Basel III regulatory capital framework. The rule that came into effect in January 2015 sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier I ratio of 4.5 percent of risk-weighted assets, raises the minimum Tier I capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of risk-weighted assets. The implementation of the framework did not have a material impact on the Company’s financial condition or results of operations.

Note 3. Securities Available-for-Sale

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( In thousands)
U.S. Treasury	$2,000	$—	$—	$2,000	$1,999	$1	$—	$2,000
Small Business Administration	6,538	32	—	6,570	6,684	33	—	6,717
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	321,978	1,273	374	322,877	336,158	1,387	452	337,093
Privately Issued Residential Mortgage Backed Securities	1,818	3	18	1,803	1,894	5	25	1,874
Obligations Issued by States and Political Subdivisions	119,648	—	875	118,773	97,657	—	873	96,784
Other Debt Securities	3,600	7	96	3,511	3,600	24	100	3,524
Equity Securities	218	179	—	397	218	180	—	398

Total	$455,800	$1,494	$1,363	$455,931	$448,210	$1,630	$1,450	$448,390

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

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $292,887,000 and $301,038,000 at March 31, 2015 and December 31, 2014, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $23,339,000 and $24,810,000 at March 31, 2015 and December 31, 2014, respectively. There were no realized gains on sales of investments for the three months ended March 31, 2015 and March 31, 2014, respectively.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2015.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$115,350	$115,336
After one but within five years	198,396	199,214
After five but within ten years	132,313	132,401
More than 10 years	8,023	7,179
Non-maturing	1,718	1,801

Total	$455,800	$455,931

The weighted average remaining life of investment securities available-for-sale at March 31, 2015 was 3.8 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2015 and December 31, 2014, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 4 and 14 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 256 holdings at March 31, 2015.

	March 31, 2015
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	21,932	37	79,708	337	101,640	374
Privately Issued Residential Mortgage Backed Securities	—	—	658	18	658	18
Obligations Issued by States and Political Subdivisions	—	—	3,820	875	3,820	875
Other Debt Securities	—	—	1,404	96	1,404	96

Total temporarily impaired securities	$21,932	$37	$85,590	$1,326	$107,522	$1,363

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

	December 31, 2014
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	24,457	85	77,585	367	102,042	452
Privately Issued Residential Mortgage Backed Securities	—	—	678	25	678	25
Obligations Issued by States and Political Subdivisions	—	—	3,820	873	3,820	873
Other Debt Securities	—	—	1,400	100	1,400	100

Total temporarily impaired securities	$24,457	$85	$83,483	$1,365	$107,940	$1,450

Note 4. Investment Securities Held-to-Maturity

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government Sponsored Enterprises	$362,706	$5,315	$65	$367,956	$251,617	$2,707	$249	$254,075
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,410,901	20,182	2,351	1,428,732	1,155,175	11,185	6,832	1,159,528

Total	$1,773,607	$25,497	$2,416	$1,796,688	$1,406,792	$13,892	$7,081	$1,413,603

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $967,608,000 and $868,924,000 at March 31, 2015 and December 31, 2014, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $449,801,000 and $458,782,000 at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2015.

	Amortized Cost	Fair Value
	( In thousands)
Within one year	$3,842	$3,908
After one but within five years	1,419,300	1,434,605
After five but within ten years	346,515	354,165
More than ten years	3,950	4,010

Total	$1,773,607	$1,796,688

The weighted average remaining life of investment securities held-to-maturity at March 31, 2015 was 4.3 years. Included in the weighted average remaining life calculation at March 31, 2015 were $280,101,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2015 and December 31, 2014, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 35 and 19 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 357 holdings at March 31, 2015.

	March 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Enterprises	$49,452	$65	$—	$—	$49,452	$65
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	180,629	986	109,697	1,365	290,326	2,351

Total temporarily impaired securities	$230,081	$1,051	$109,697	$1,365	$339,778	$2,416

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

Note 5. Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2015	2014
	(in thousands)
Allowance for loan losses, beginning of period	$22,318	$20,941
Loans charged off	(81)	(429)
Recoveries on loans previously charged-off	92	147

Net recoveries (charge-offs)	11	(282)
Provision charged to expense	200	600

Allowance for loan losses, end of period	$22,529	$21,259

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2014	$1,592	$4,758	$1,488	$11,199	$775	$810	$599	$1,097	$22,318
Charge-offs	—	—	—	—	—	(81)	—	—	(81)
Recoveries	—	15	—	2	2	73	—	—	92
Provision	292	(128)	(115)	(74)	22	(88)	15	276	200

Ending balance at March 31, 2015	$1,884	$4,645	$1,373	$11,127	$799	$714	$614	$1,373	$22,529

Amount of allowance for loan losses for loans deemed to be impaired	$20	$96	$—	$631	$90	$—	$92	$—	929

Amount of allowance for loan losses for loans not deemed to be impaired	$1,864	$4,549	$1,373	$10,496	$709	$714	$522	$1,373	$21,600

Loans:
Ending balance	$25,347	$157,637	$41,406	$691,811	$258,558	$10,508	$156,063	$—	$1,341,330

Loans deemed to be impaired	$102	$871	$—	$4,304	$952	$—	$92	$—	$6,321

Loans not deemed to be impaired	$25,245	$156,766	$41,406	$687,507	$257,606	$10,508	$155,971	$—	$1,335,009

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Municipals	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2013	$2,174	$2,617	$655	$10,935	$2,006	$432	$959	$1,163	$20,941
Charge-offs	(250)	—	—	—	—	(179)	—	—	(429)
Recoveries	—	24	—	1	5	116	1	—	147
Provision	(99)	(48)	149	631	(138)	56	(58)	107	600

Ending balance at March 31, 2014	$1,825	$2,593	$804	$11,567	$1,873	$425	$902	$1,270	$21,259

Amount of allowance for loan losses for loans deemed to be impaired	$25	$358	$—	$382	$122	$—	$94	$—	981

Amount of allowance for loan losses for loans not deemed to be impaired	$1,800	$2,235	$804	$11,185	$1,751	$425	$808	$1,270	$20,278

Loans:
Ending balance	$25,928	$80,478	$32,307	$691,541	$290,465	$9,542	$133,800	$—	$1,264,061

Loans deemed to be impaired	$358	$1,129	$—	$4,408	$998	$—	$94	$—	$6,987

Loans not deemed to be impaired	$25,570	$79,349	$32,307	$687,133	$289,467	$9,542	$133,706	$—	$1,257,074

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2015 and December 31, 2014.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2015 and December 31, 2014.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2015 and December 31, 2014 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2015.

	Construction and land development	Commercial and industrial	Municipal	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$18,170	$156,294	$41,406	$686,883
4 (Monitor)	7,075	472	—	624
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	102	871	—	4,304

Total	$25,347	$157,637	$41,406	$691,811

The following table presents the Company’s loans by risk rating at December 31, 2014.

	Construction and land development	Commercial and industrial	Municipal	Commercial real estate
	(Dollars in thousands)
Grade:
1-3 (Pass)	$15,515	$148,407	$41,850	$691,322
4 (Monitor)	7,126	472	—	633
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	103	853	—	4,317

Total	$22,744	$149,732	$41,850	$696,272

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2015 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$102	$—	$102	$25,245	$25,347
Commercial and industrial	173	209	—	382	157,255	157,637
Municipal	—	—	—	—	41,406	41,406
Commercial real estate	1,154	2,775	—	3,929	687,882	691,811
Residential real estate	698	632	—	1,330	257,228	258,558
Consumer and overdrafts	6	4	—	10	10,498	10,508
Home equity	733	538	34	1,305	154,758	156,063

Total	$2,764	$4,260	$34	$7,058	$1,334,272	$1,341,330

Further information pertaining to the allowance for loan losses at December 31, 2014 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accrual Greater Than 90 Days	Total Past Due	Current Loans	Total
	(Dollars in thousands)
Construction and land development	$—	$103	$—	$103	$22,641	$22,744
Commercial and industrial	905	157	—	1,062	148,670	149,732
Municipal	—	—	—	—	41,850	41,850
Commercial real estate	1,046	2,781	—	3,827	692,445	696,272
Residential real estate	632	846	—	1,478	255,827	257,305
Consumer and overdrafts	6	5	—	11	12,177	12,188
Home equity	576	254	—	830	150,445	151,275

Total	$3,165	$4,146	$—	$7,311	$1,324,055	$1,331,366

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include; the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2014.

The following is information pertaining to impaired loans for March 31, 2015:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 3/31/15	Interest Income Recognized For 3 Months Ending 3/31/15
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	63	105	—	39	—
Municipal	—	—	—	—	—
Commercial real estate	392	396	—	393	—
Residential real estate	132	215	—	134	2
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$587	$716	$—	$566	$2

With required reserve recorded:
Construction and land development	$102	$108	$20	$103	$—
Commercial and industrial	808	1,010	96	821	11
Municipal	—	—	—	—	—
Commercial real estate	3,912	4,006	631	3,918	16
Residential real estate	820	820	90	823	6
Consumer	—	—	—	—	—
Home equity	92	92	92	92	—

Total	$5,734	$6,036	$929	$5,757	$33

Total:
Construction and land development	$102	$108	$20	$103	$—
Commercial and industrial	871	1,115	96	860	11
Municipal	—	—	—	—	—
Commercial real estate	4,304	4,402	631	4,311	16
Residential real estate	952	1,035	90	957	8
Consumer	—	—	—	—	—
Home equity	92	92	92	92	—

Total	$6,321	$6,752	$929	$6,323	$35

The following is information pertaining to impaired loans for March 31, 2014:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 3/31/14	Interest Income Recognized For 3 Months Ending 3/31/14
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$250	$3,292	$—	$437	$—
Commercial and industrial	11	42	—	116	—
Municipal	—	—	—	—	—
Commercial real estate	55	56	—	41	—
Residential real estate	—	—	—	164	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$316	$3,390	$—	758	$—

With required reserve recorded:
Construction and land development	$108	$108	$25	108	$—
Commercial and industrial	1,118	1,352	358	1,116	8
Municipal	—	—	—	—	—
Commercial real estate	4,353	4,442	382	4,420	32
Residential real estate	998	1,082	122	949	1
Consumer	—	—	—	—	—
Home equity	94	94	94	94	—

Total	$6,671	$7,078	$981	$6,687	$41

Total:
Construction and land development	$358	$3,400	$25	545	$—
Commercial and industrial	1,129	1,394	358	1,232	8
Municipal	—	—	—	—	—
Commercial real estate	4,408	4,498	382	4,461	32
Residential real estate	998	1,082	122	1,113	1
Consumer	—	—	—	—	—
Home equity	94	94	94	94	—

Total	$6,987	$10,468	$981	$7,445	$41

There were no troubled debt restructurings occurring during the three month periods ended March 31, 2015 and March 31, 2014.

Note 6. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014		Affected Line Item in the Statement Where Net Income is Presented
	(in thousands)
Accretion of unrealized losses transferred
	$1,129		$1,507		Securities held-to-maturity
	(394)		(583)		Provision for income taxes

	$735		$924		Net income

Amortization of defined benefit pension items
Prior-service costs	$(3	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(352	)(b)	(92	)(b)	Salaries and employee benefits

Total before tax	(355)		(95)		Income before taxes
Tax (expense) or benefit	142		38		Provision for income taxes

Net of tax	$(213)		$(57)		Net income

Total reclassifications for the period	$(522)		$867		Net income, net of tax

(a)	Amount in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 8) for additional details).

Note 7. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2014 was an increase of 1,534 shares. There were no stock options outstanding during the first quarter of 2015.

The following table is a reconciliation of basic EPS and diluted EPS for the three months ended March 31,

	2015	2014
Basic EPS Computation:
(in thousands except share and per share data)
Numerator:
Net income, Class A	$3,895	$3,867
Net income, Class B	1,064	1,065
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,582,421
Weighted average shares outstanding, Class B	1,967,180	1,974,180
Basic EPS, Class A	$1.08	$1.08
Basic EPS, Class B	0.54	0.54

Diluted EPS Computation:
Numerator:
Net income, Class A	$3,895	$3,867
Net income, Class B	1,064	1,065

Total net income, for diluted EPS, Class A computation	4,959	4,932
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,582,421
Weighted average shares outstanding, Class B	1,967,180	1,974,180
Dilutive effect of Class A stock options	—	1,576

Weighted average shares outstanding diluted, Class A	5,567,909	5,558,177
Weighted average shares outstanding, Class B	1,967,180	1,974,180
Diluted EPS, Class A	$0.89	$0.89
Diluted EPS, Class B	0.54	0.54

Note 8. Employee Benefits

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended March 31,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2015	2014	2015	2014
	(In thousands)
Service cost	$336	$258	$397	$389
Interest	394	367	341	331
Expected return on plan assets	(688)	(636)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	203	3	150	88

Net periodic benefit (credit) cost	$219	$(34)	$917	$837

Contributions

The company intends to contribute $2,000,000 to the Pension Plan in 2015. As of March 31, 2015, $500,000 has been contributed.

Note 9. Fair Value Measurements

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

The results of the fair value hierarchy as of March 31, 2015, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,000	$—	$2,000	$—
SBA Backed Securities	6,570	—	6,570	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	322,877	—	322,877	—
Privately Issued Residential Mortgage Backed Securities	1,803	—	1,803	—
Obligations Issued by States and Political Subdivisions	118,773	—	—	118,773
Other Debt Securities	3,511	—	3,511	—
Equity Securities	397	295	—	102

Total	$455,931	$295	$336,761	$118,875

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	1,223	—	—	1,223

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three-month period ended March 31, 2015 amounted to $37,000.

There were no transfers between level 1 and 2 for the three months ended March 31, 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month period ended March 31, 2015.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(4)	$118,875	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	1,223	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the three-month period ended March 31, 2015 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2014	$3,820	$92,964	$102	$96,886
Purchases	—	41,909	—	41,909
Maturities and calls	—	(19,914)	—	(19,914)
Amortization	—	(6)	—	(6)
Changes in fair value	—	—	—	—

Balance at March 31, 2015	$3,820	$114,953	$102	$118,875

The amortized cost of Level 3 securities was $119,750,000 at March 31, 2015 with an unrealized loss of $875,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the three-month period ended March 31, 2014, are shown in the table below:

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

The results of the fair value hierarchy as of December 31, 2014, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

		Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$2,000	$—	$2,000	$—
U.S. Government Sponsored Enterprises	—	—	—	—
SBA Backed Securities	6,717	—	6,717	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	337,093	—	337,093	—
Privately Issued Residential Mortgage Backed Securities	1,874	—	1,874	—
Obligations Issued by States and Political Subdivisions	96,784	—	—	96,784
Other Debt Securities	3,524	—	3,524	—
Equity Securities	398	296	—	102

Total	$448,390	$296	$351,208	$96,886

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	3,410	—	—	3,410

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the period ended 2014 for the estimated credit loss amounted to $947,000.

There were no transfers between level 1 and 2 for the three months ended December 31, 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2014.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(4)	$96,886	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	3,410	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

Note 10. Fair Values of Financial Instruments

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2015 (in thousands)
Financial assets:
Securities held-to-maturity	$1,773,607	$1,796,688	$—	$1,796,688	$—
Loans (1)	1,318,801	1,299,012	—	—	1,299,012
Financial liabilities:
Time deposits	382,456	386,759	—	386,759	—
Other borrowed funds	307,642	314,756	—	314,756	—
Subordinated debentures	36,083	36,083	—	—	36,083
December 31, 2014
Financial assets:
Securities held-to-maturity	1,406,792	1,413,603	—	1,413,603	—
Loans (1)	1,309,048	1,291,550	—	—	1,291,550
Financial liabilities:
Time deposits	383,145	387,919	—	387,919	—
Other borrowed funds	395,500	400,196	—	400,196	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 11. Recent Accounting Developments

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has assessed the impact of ASU 2014-04 and the adoption of this amendment did not have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. In addition, the ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015; early application is not permitted. The Company assessed the impact of ASU 2014-11 and the adoption of this amendment did not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The Company has assessed the impact of ASU 2014-14 and the adoption of this amendment did not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, (Subtopic 205-40) Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for interim and annual periods beginning after December 15, 2016; early application is permitted. The Company has chosen not to early adopt ASU 2014-15. Management does not expect a material impact, if any, as of March 31, 2015.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations”. (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). This ASU was issued to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this Update are effective on November 18, 2014. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement-Extraordinary and Unusual” (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from GAAP the concept of extraordinary items. This Update will align more closely GAAP income statement presentation guidance with International Audit Standards (IAS) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December  15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts

corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2015, the Company had total assets of $3.8 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company has client engagements in Massachusetts, New Hampshire and Rhode Island with approximately 245 government entities throughout the region.

Net income for the first quarter ended March 31, 2015 was $4,959,000, or $0.89 per Class A share diluted, compared to net income of $4,932,000, or $0.89 per Class A share diluted, for the quarter ended March 31, 2014.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Basic EPS – Class A common	$1.08	$1.08
Basic EPS – Class B common	$0.54	$0.54
Diluted EPS – Class A common	$0.89	$0.89
Diluted EPS – Class B common	$0.54	$0.54

Net interest income totaled $16.4 million for the quarter ended March 31, 2015 compared to $16.5 million for the same period in 2014. The 0.6% decrease in net interest income for the period is primarily due to a decrease in the net interest margin. The net interest margin decreased from 2.27% on a fully taxable equivalent basis in 2014 to 2.12% on the same basis for 2015. This was primarily the result of a decrease in rates on earning assets. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 7.8% increase in the average balances of earning assets, combined with a similar increase in average deposits.

The trends in the net interest margin are illustrated in the graph below:

The primary factor accounting for the decrease in the net interest margin for 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities. The net interest margin has declined slightly throughout 2014 and through the first quarter of 2015.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses decreased by $400,000 from $600,000 for the quarter ended March 31, 2014 to $200,000 for the same period in 2015, primarily as a result of stable loan balances and low charge-offs levels. Non-performing assets totaled $4.3 million at March 31, 2015, compared to $4.1 million at December 31, 2014.

Included in operating expenses for the first three months ended March 31, 2015 are FDIC assessments of $503,000 compared to $480,000 for the same period in 2014.

For the first three months of 2015, the Company’s effective income tax rate was 4.2% compared to 5.6% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

During December 2013, the Company entered into a lease agreement to open a branch located in Woburn, Massachusetts. The branch opened on November 3, 2014.

During March 2014, the Company entered into a lease agreement to open a branch located on Boylston Street in Boston, Massachusetts. This property is leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. This agreement was approved by the Board of Directors in the absence of the Chairman of the Board. The branch opened on April 22, 2015. The deposits from the Kenmore Square, Boston Massachusetts branch, which closed on September 30, 2014, were moved to the new Boylston Street branch.

Financial Condition

Loans

On March 31, 2015, total loans outstanding were $1.3 billion, up by $10.0 million from the total on December 31, 2014. At March 31, 2015, commercial real estate loans accounted for 51.6% and residential real estate loans, including home equity loans, accounted for 30.9% of total loans.

Commercial and industrial loans increased to $157.6 million at March 31, 2015 from $149.7 million at December 31, 2014, primarily as a result of an increase in commercial and industrial financing. Construction loans increased to $25.3 million at March 31, 2015 from $22.7 million on December 31, 2014, primarily as a result of an increase in construction financing. Municipal loans decreased from $41.9 million to $41.4 million, primarily as a result of loan payments.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2015 was $22.5 million as compared to $22.3 million at December 31, 2014. The increase was due to the increase in the size of the loan portfolio. The level of the allowance for loan losses to total loans was 1.68% at March 31, 2015 and at December 31, 2014. In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•	Construction loans: The outstanding loan balance of construction loans at March 31, 2015 is $25.3 million as compared to $22.7 million at December 31, 2014. Based on the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Higher balance loans: Loans greater than $1.0 million are considered “high balance loans”. The balance of these loans is $787.3 million at March 31, 2015 as compared to $785.5 million at December 31, 2014. These loans are considered higher risk due to the concentration in individual loans. Additional allowance allocations are made based upon the level of high balance loans. Included in high balance loans are loans greater than $10.0 million. The balance of these loans, which is included in the loans greater than $1.0 million category, is $470.4 million, at March 31, 2015 as compared to $482.6 million at December 31, 2014. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million allocation. Also included in high balance loans are loans greater than $25.0 million. The balance of these loans is $211.3 million, at March 31, 2015 as compared to $211.5 million at December 31, 2014. Additional allowance allocations are made based upon the level of this type of high balance loans that is separate and greater than the $1.0 million and $10.0 million allocation.

•	Small business loans: The outstanding loan balances of small business loans is $36.4 million at March 31, 2015 as compared to $35.3 million at December 31, 2014. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2015	2014
	(in thousands)
Allowance for loan losses, beginning of period	$22,318	$20,941
Loans charged off	(81)	(429)
Recoveries on loans previously charged-off	92	147

Net recoveries (charge-offs)	11	(282)
Provision charged to expense	200	600

Allowance for loan losses, end of period	$22,529	$21,259

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccruing loans	$4,260	$4,146
Loans past due 90 days or more and still accruing	$34	$—
Nonaccruing loans as a percentage of total loans	0.32%	0.31%
Accruing troubled debt restructures	$3,238	$3,296

Cash and Cash Equivalents

Cash and cash equivalents decreased during the first three months of 2015. This was primarily the result of a decrease in lower yielding interest-bearing deposits in other banks during the quarter. Management invested excess cash and cash equivalents in higher yielding securities during the quarter.

Short-term Investments

Short-term investments remained stable during the quarter.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $455.9 million at March 31, 2015, an increase of 1.7% from December 31, 2014. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. Purchases of securities available-for-sale totaled $34.8 million for the three months ended March 31, 2015. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.8 years.

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

Securities available-for-sale totaling $118.9 million, or 3.2% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

During the first three months of 2015, net unrealized gains on the securities available-for-sale decreased to $131,000 from a $180,000 gain at December 31, 2014. Unrealized gains on the available-for-sale portfolio decreased mainly as a result of a higher proportion of short-term obligations issued by states and political subdivisions that are carried at par value.

	March 31, 2015	December 31, 2014
	(In thousands)
U.S. Treasury	$2,000	$2,000
Small Business Administration	6,570	6,717
U.S Government Agency and Sponsored
Enterprise Mortgage-backed Securities	322,877	337,093
Privately Issued Residential
Mortgage-backed Securities	1,803	1,874
Obligations issued by States and Political
Subdivisions	118,773	96,784
Other Debt Securities	3,511	3,524
Equity Securities	397	398

Total Securities Available–for-Sale	$455,931	$448,390

There were no realized gains on sales of investments for the first three months of 2015.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1.8 billion on March 31, 2015, an increase of 26.1% from the total on December 31, 2014. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.3 years.

	March 31, 2015	December 31, 2014
	(In thousands)
U.S. Government Sponsored Enterprises	$362,706	$251,617
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,410,901	1,155,175

Total Securities Held-to-Maturity	$1,773,607	$1,406,792

At March 31, 2015 and December 31, 2014, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first three months of 2015, the Company had no purchases or redemptions of FHLBB stock. As of March 31, 2015, no impairment has been recognized.

Deposits and Borrowed Funds

On March 31, 2015, deposits totaled $2.9 billion, representing a 6.5% increase from December 31, 2014. Total deposits increased primarily as a result of increases in demand deposits, money market accounts, and savings and NOW deposits. Money market and Savings and NOW deposits increased as the Company continued to offer attractive rates for these types of deposits during the first three months of the year. Borrowed funds totaled $568.0 million compared to $607.9 million at December 31, 2014. Borrowed funds decreased mainly as a result of maturities of borrowings from the FHLBB.

Stockholders’ Equity

At March 31, 2015, total equity was $197.8 million compared to $192.5 million at December 31, 2014. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The Company’s leverage ratio stood at 6.60% at March 31, 2015, compared to 6.91% at December 31, 2014. The decrease in the leverage ratio is primarily due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of March 31, 2015 was $35.53 per share compared to $34.57 at December 31, 2014.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2015			March 31, 2014
	( In thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$732,191	$7,467	4.14%	$762,284	$8,200	4.36%
Loans tax-exempt	606,242	7,142	4.78	502,765	6,607	5.33
Securities available-for-sale (5):
Taxable	432,356	625	0.58	459,934	770	0.67
Tax-exempt	34,317	162	1.89	34,308	75	0.87
Securities held-to-maturity:
Taxable	1,530,383	8,168	2.13	1,492,839	7,780	2.08
Interest-bearing deposits in other banks	300,638	196	0.26	121,093	82	0.27

Total interest-earning assets	3,636,127	23,760	2.62	3,373,223	23,514	2.80
Non interest-earning assets	184,743			162,308
Allowance for loan losses	(22,511)			(21,193)

Total assets	$3,798,359			$3,514,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$762,796	$412	0.22%	$731,971	$383	0.21%
Savings accounts	333,948	216	0.26	340,343	226	0.27
Money market accounts	999,901	782	0.32	904,037	639	0.29
Time deposits	377,433	1,156	1.24	376,792	1,085	1.17

Total interest-bearing deposits	2,474,078	2,566	0.42	2,353,143	2,333	0.40
Securities sold under agreements to repurchase	248,508	114	0.19	226,927	101	0.18
Other borrowed funds and subordinated debentures	339,107	2,085	2.49	252,295	2,183	3.51

Total interest-bearing liabilities	3,061,693	4,765	0.63%	2,832,365	4,617	0.66%

Non interest-bearing liabilities Demand deposits	490,020			468,623
Other liabilities	51,639			33,609

Total liabilities	3,603,352			3,334,597

Stockholders’ equity	195,007			179,741
Total liabilities & stockholders’ equity	$3,798,359			$3,514,338

Net interest income on a fully taxable equivalent basis		18,995			18,897
Less taxable equivalent adjustment		(2,588)			(2,383)

Net interest income		$16,407			$16,514

Net interest spread (3)			1.99%			2.14%

Net interest margin (4)			2.12%			2.27%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
	Increase/(Decrease)
	Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$(316)	$(417)	$(733)
Tax-exempt	1,266	(731)	535
Securities available-for-sale Taxable	(44)	(101)	(145)
Tax-exempt	—	87	87
Securities held-to-maturity Taxable	198	190	388
Interest-bearing deposits in other banks	117	(3)	114

Total interest income	1,221	(975)	246

Interest expense:
Deposits:
NOW accounts	16	13	29
Savings accounts	(4)	(6)	(10)
Money market accounts	71	72	143
Time deposits	2	69	71

Total interest-bearing deposits	85	148	233
Securities sold under agreements to repurchase	10	3	13
Other borrowed funds and subordinated debentures	633	(731)	(98)

Total interest expense	728	(580)	148

Change in net interest income	$493	$(395)	$98

Net Interest Income

For the three months ended March 31, 2015, net interest income on a fully taxable equivalent basis totaled $19.0 million compared to $18.9 million for the same period in 2014, an increase of $98,000 or 0.5%. This slight increase in net interest income for the period is primarily due to an increase in interest earning assets, offset somewhat by a decrease in the net interest margin. The net interest margin decreased from 2.27% on a fully taxable equivalent basis in 2014 to 2.12% on the same basis for 2015. This was primarily the result of a decrease in rates on earning assets. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 7.8% increase in the average balances of earning assets, combined with a similar increase in average deposits.

Provision for Loan Losses

For the three months ended March 31, 2015, the loan loss provision was $200,000 compared to a provision of $600,000 for the same period last year. The decrease in the provision was primarily as a result of stable loan balances and low charge-off levels.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2015 increased by $35,000 from the same period last year to $3.5 million. This was mainly attributable to gains on sales of mortgage loans increase of $92,000 from the same period last year. Also, other income increased by $53,000. This was mainly attributable to an increase in loan servicing fees. Lockbox fees increased by $11,000 as a result of increased customer volume. Offsetting the increases were decreases in service charges on deposit accounts. This was mainly attributable to a decrease in overdraft fees.

For the quarter ended March 31, 2015, operating expenses increased by $379,000 or 2.7% to $14.5 million, from the same period last year. The increase in operating expenses for the quarter which was mainly attributable to an increase of $259,000 in salaries and employee benefits, $163,000 increase in occupancy costs, $21,000 in equipment costs, and $23,000 in FDIC assessments. This was offset, somewhat, by a decrease of $87,000 in other expenses. Salaries and employee benefits increased mainly as a result of increases in pension costs and merit increases. Occupancy costs increased mainly as a result of increased rent associated with branch expansion and increased building maintenance costs associated with snow plowing. Equipment costs increased mainly as a result of depreciation of capital improvements. FDIC assessments increased mainly as a result of an increase in the assessment base. Other expenses decreased mainly as a result of decreases in debit card losses and marketing expenses. This was offset somewhat, by increases in personnel recruitment and security costs.

Income Taxes

For the first quarter of 2015, the Company’s income tax expense totaled $215,000 on pretax income of $5.2 million resulting in an effective tax rate of 4.2%. For last year’s corresponding quarter, the Company’s income tax expense totaled $293,000 on pretax income of $5.2 million resulting in an effective tax rate of 5.6%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4.	Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2015 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 4	Mine Safety Disclosures – Not applicable

Item 3	Defaults Upon Senior Securities – None

Item 5	Other Information – None

Item 6	Exhibits

31.1 Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+	32.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2015	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby, CPA
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)