Form 10-Q
period 2015-06-30
CENTURY BANCORP INC
filed 2015-08-06
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

As of July 31, 2015, the Registrant had outstanding:

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

PART I—Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$60,547	$43,367
Federal funds sold and interest-bearing deposits in other banks	24,522	261,990

Total cash and cash equivalents	85,069	305,357

Short-term investments	2,139	2,131
Securities available-for-sale, amortized cost $440,044 and $448,210, respectively	440,059	448,390
Securities held-to-maturity, fair value $1,689,572 and $1,413,603, respectively	1,683,568	1,406,792
Federal Home Loan Bank of Boston stock, at cost	27,748	24,916
Loans, net:
Commercial and industrial	291,142	149,732
Municipal	87,241	41,850
Construction and land development	26,521	22,744
Commercial real estate	713,770	696,272
Residential real estate	248,103	257,305
Home equity	167,271	151,275
Consumer and other	10,646	12,188

Total loans, net	1,544,694	1,331,366
Less: allowance for loan losses	22,245	22,318

Net loans	1,522,449	1,309,048
Bank premises and equipment	24,416	24,182
Accrued interest receivable	7,281	6,241
Goodwill	2,714	2,714
Other assets	118,375	94,265

Total assets	$3,913,818	$3,624,036

Liabilities
Deposits:
Demand deposits	$512,167	$484,928
Savings and NOW deposits	1,054,132	978,619
Money Market Accounts	902,106	890,899
Time deposits	383,284	383,145

Total deposits	2,851,689	2,737,591
Securities sold under agreements to repurchase	283,830	212,360
Other borrowed funds	485,500	395,500
Subordinated debentures	36,083	36,083
Due to broker	2,418	—
Other liabilities	49,925	50,002

Total liabilities	3,709,445	3,431,536

Stockholders’ Equity
Preferred stock—$1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares and 3,600,729 shares, respectively	3,601	3,601
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 and 1,976,180 shares, respectively	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	210,196	200,411

	228,056	218,271
Unrealized (losses) gains on securities available-for-sale, net of taxes	(23)	77
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(8,717)	(10,479)
Pension liability, net of taxes	(14,943)	(15,369)

Total accumulated other comprehensive loss, net of taxes	(23,683)	(25,771)

Total stockholders’ equity	204,373	192,500

Total liabilities and stockholders’ equity	$3,913,818	$3,624,036

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income
Loans	$12,470	$12,611	$24,546	$25,060
Securities held-to-maturity	9,371	8,020	17,539	15,800
Securities available-for-sale	737	794	1,469	1,614
Federal funds sold and interest-bearing deposits in other banks	97	129	293	211

Total interest income	22,675	21,554	43,847	42,685

Interest expense
Savings and NOW deposits	692	660	1,320	1,269
Money market accounts	734	669	1,516	1,308
Time deposits	1,207	1,141	2,363	2,226
Securities sold under agreements to repurchase	128	93	242	194
Other borrowed funds and subordinated debentures	2,200	2,237	4,285	4,420

Total interest expense	4,961	4,800	9,726	9,417

Net interest income	17,714	16,754	34,121	33,268
Provision for loan losses	—	450	200	1,050

Net interest income after provision for loan losses	17,714	16,304	33,921	32,218
Other operating income
Service charges on deposit accounts	1,934	2,012	3,847	4,046
Lockbox fees	888	845	1,676	1,622
Net gains on sales of securities	118	—	118	—
Gains on sales of mortgage loans	418	81	517	88
Other income	852	677	1,557	1,329

Total other operating income	4,210	3,615	7,715	7,085

Operating expenses
Salaries and employee benefits	9,480	8,776	18,614	17,651
Occupancy	1,517	1,322	3,122	2,764
Equipment	659	585	1,252	1,157
FDIC assessments	545	494	1,048	974
Other	3,565	2,912	6,268	5,702

Total operating expenses	15,766	14,089	30,304	28,248

Income before income taxes	6,158	5,830	11,332	11,055
Provision for income taxes	233	231	448	524

Net income	$5,925	$5,599	$10,884	$10,531

Share data:
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,589,125	3,600,729	3,585,773
Class B	1,967,180	1,967,580	1,967,180	1,970,880
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,558,032	5,567,909	5,558,105
Class B	1,967,180	1,967,580	1,967,180	1,970,880
Basic earnings per share:
Class A	$1.29	$1.22	$2.37	$2.30
Class B	$0.65	$0.61	$1.19	$1.15
Diluted earnings per share
Class A	$1.06	$1.01	$1.95	$1.89
Class B	$0.65	$0.61	$1.19	$1.15

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended June 30,
	2015	2014
Net income	$5,925	$5,599
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	1	262
Less: reclassification adjustment for gains included in net income	(71)	—

Total unrealized (losses) gains on securities	(70)	262
Accretion of net unrealized losses transferred	1,027	808
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	213	56

Other comprehensive income (loss)	1,170	1,126

Comprehensive income (loss)	$7,095	$6,725

	Six months ended June 30,
	2015	2014
Net income	$10,884	$10,531
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(29)	505
Less: reclassification adjustment for gains included in net income	(71)	—

Total unrealized (losses) gains on securities	(100)	505
Accretion of net unrealized losses transferred	1,762	1,732
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	426	113

Other comprehensive income (loss)	2,088	2,350

Comprehensive income (loss)	$12,972	$12,881

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2015 and 2014

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472
Net income	—	—	—	10,531	—	10,531
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $339 in taxes	—	—	—	—	505	505
Accretion of unrealized losses on securities transferred to held-to-maturity net of $1,061 in taxes	—	—	—	—	1,732	1,732
Pension liability adjustment, net of $75 in taxes	—	—	—	—	113	113
Conversion of class B common stock to class A common stock, 8,600 shares	8	(8)				—
Stock options exercised, 125 shares	1	—	3	—	—	4
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(859)	—	(859)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(237)	—	(237)

Balance at June 30, 2014	$3,589	$1,968	$11,935	$190,182	$(19,413)	$188,261

Balance at December 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500
Net income	—	—	—	10,884	—	10,884
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $64 in taxes and $118 in realized net gains	—	—	—	—	(100)	(100)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $943 in taxes	—	—	—	—	1,762	1,762
Pension liability adjustment, net of $284 in taxes	—	—	—	—	426	426
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(865)	—	(865)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(234)	—	(234)

Balance at June 30, 2015	$3,601	$1,967	$12,292	$210,196	$(23,683)	$204,373

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,884	$10,531
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(517)	(88)
Net gains on sales of securities	(118)	—
Provision for loan losses	200	1,050
Deferred income taxes	(819)	(1,547)
Net depreciation and amortization	1,639	1,630
Increase in accrued interest receivable	(1,040)	(175)
Increase in other assets	(13,357)	(2,192)
Increase in other liabilities	632	454

Net cash (used in) provided by operating activities	(2,496)	9,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	3,561
Purchase of short-term investments	(8)	(1,069)
Proceeds from calls/maturities of securities available-for-sale	91,052	71,155
Proceeds from sales of securities available-for-sale	21,215	—
Purchase of securities available-for-sale	(115,690)	(100,084)
Proceeds from calls/maturities of securities held-to-maturity	169,457	106,312
Purchase of securities held-to-maturity	(443,705)	(152,901)
Net increase in loans	(249,003)	(55,701)
Proceeds from sales of portfolio loans	35,941	6,082
Capital expenditures	(1,520)	(1,252)

Net cash used in investing activities	(492,261)	(123,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	139	5,965
Net increase in demand, savings, money market and NOW deposits	113,959	128,534
Net proceeds from exercise of stock options	—	4
Cash dividends	(1,099)	(1,096)
Net increase (decrease) in securities sold under agreements to repurchase	71,470	(34,430)
Net increase in other borrowed funds	90,000	12,356

Net cash provided by financing activities	274,469	111,333

Net decrease in cash and cash equivalents	(220,288)	(2,901)
Cash and cash equivalents at beginning of period	305,357	94,678

Cash and cash equivalents at end of period	$85,069	$91,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,646	$9,421
Income taxes	2,730	1,991
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(100)	505
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	1,762	1,732
Pension liability adjustment, net of taxes	426	113
Due (from) to broker	(8,764)	2,000
Loans transferred to other real estate owned	1,916	—

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Six Months Ended June 30, 2015 and 2014

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

Note 2. Securities Available-for-Sale

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$1,999	$—	$2	$1,997	$1,999	$1	$—	$2,000
Small Business Administration	6,446	48	—	6,494	6,684	33	—	6,717
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	272,775	1,114	326	273,563	336,158	1,387	452	337,093
Privately Issued Residential Mortgage Backed Securities	1,654	4	17	1,641	1,894	5	25	1,874
Obligations Issued by States and Political Subdivisions	153,417	—	876	152,541	97,657	—	873	96,784
Other Debt Securities	3,600	14	115	3,499	3,600	24	100	3,524
Equity Securities	153	171	—	324	218	180	—	398

Total	$440,044	$1,351	$1,336	$440,059	$448,210	$1,630	$1,450	$448,390

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

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $256,228,000 and $301,038,000 at June 30, 2015 and December 31, 2014, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $22,268,000 and $24,810,000 at June 30, 2015 and December 31, 2014, respectively. The Company realized gross gains of $118,000 from the proceeds of $21,215,000 from the sales of available-for-sale securities for the six months ended June 30, 2015.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2015.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$147,326	$147,327
After one but within five years	161,584	162,236
After five but within ten years	121,460	121,600
More than 10 years	8,021	7,187
Non-maturing	1,653	1,709

Total	$440,044	$440,059

The weighted average remaining life of investment securities available-for-sale at June 30, 2015 was 3.7 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2015 and December 31, 2014, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 5 and 14 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 285 holdings at June 30, 2015.

	June 30, 2015
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$1,997	$2	$—	$—	$1,997	$2
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	7,335	5	74,363	321	81,698	326
Privately Issued Residential Mortgage Backed Securities	—	—	597	17	597	17
Obligations Issued by States and Political Subdivisions	—	—	3,820	876	3,820	876
Other Debt Securities	399	1	1,386	114	1,785	115

Total temporarily impaired securities	$9,731	$8	$80,166	$1,328	$89,897	$1,336

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

	December 31, 2014
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	24,457	85	77,585	367	102,042	452
Privately Issued Residential Mortgage Backed Securities	—	—	678	25	678	25
Obligations Issued by States and Political Subdivisions	—	—	3,820	873	3,820	873
Other Debt Securities	—	—	1,400	100	1,400	100

Total temporarily impaired securities	$24,457	$85	$83,483	$1,365	$107,940	$1,450

Note 3. Investment Securities Held-to-Maturity

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$319,405	$3,233	$392	$322,246	$251,617	$2,707	$249	$254,075
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,364,163	10,707	7,544	1,367,326	1,155,175	11,185	6,832	1,159,528

Total	$1,683,568	$13,940	$7,936	$1,689,572	$1,406,792	$13,892	$7,081	$1,413,603

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,062,575,000 and $868,924,000 at June 30, 2015 and December 31, 2014, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $411,957,000 and $458,782,000 at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2015.

	Amortized Cost	Fair Value
	( in thousands)
Within one year	$2,854	$2,895
After one but within five years	1,264,143	1,268,516
After five but within ten years	406,814	408,543
More than ten years	9,757	9,618

Total	$1,683,568	$1,689,572

The weighted average remaining life of investment securities held-to-maturity at June 30, 2015 was 4.5 years. Included in the weighted average remaining life calculation at June 30, 2015 were $202,373,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2015 and December 31, 2014, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 98 and 22 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 352 holdings at June 30, 2015.

	June 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$91,968	$392	$—	$—	$91,968	$392
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	561,000	4,935	123,344	2,609	684,344	7,544

Total temporarily impaired securities	$652,968	$5,327	$123,344	$2,609	$776,312	$7,936

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

Note 4. Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Allowance for loan losses, beginning of period	$22,529	$21,259	$22,318	$20,941
Loans charged off	(403)	(113)	(484)	(542)
Recoveries on loans previously charged-off	119	126	211	273

Net recoveries (charge-offs)	(284)	13	(273)	(269)
Provision charged to expense	—	450	200	1,050

Allowance for loan losses, end of period	$22,245	$21,722	$22,245	$21,722

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at March 31, 2015	$1,884	$4,645	$1,373	$11,127	$799	$714	$614	$1,373	$22,529
Charge-offs	—	(52)	—	(298)	—	(53)	—	—	(403)
Recoveries	—	56	—	2	2	59	—	—	119
Provision	(151)	(221)	(373)	892	(79)	(11)	36	(93)	—

Ending balance at June 30, 2015	$1,733	$4,428	$1,000	$11,723	$722	$709	$650	$1,280	$22,245

Amount of allowance for loan losses for loans deemed to be impaired	$12	$43	$—	$108	$41	$—	$91	$—	295

Amount of allowance for loan losses for loans not deemed to be impaired	$1,721	$4,385	$1,000	$11,615	$681	$709	$559	$1,280	$21,950

Loans:
Ending balance	$26,521	$291,142	$87,241	$713,770	$248,103	$10,646	$167,271	$—	$1,544,694

Loans deemed to be impaired	$101	$595	$—	$1,705	$941	$—	$91	$—	$3,433

Loans not deemed to be impaired	$26,420	$290,547	$87,241	$712,065	$247,162	$10,646	$167,180	$—	$1,541,261

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at December 31, 2014	$1,592	$4,758	$1,488	$11,199	$775	$810	$599	$1,097	$22,318
Charge-offs	—	(52)	—	(298)	—	(134)	—	—	(484)
Recoveries	—	71	—	4	4	132	—	—	211
Provision	141	(349)	(488)	818	(57)	(99)	51	183	200

Ending balance at June 30, 2015	$1,733	$4,428	$1,000	$11,723	$722	$709	$650	$1,280	$22,245

Amount of allowance for loan losses for loans deemed to be impaired	$12	$43	$—	$108	$41	$—	$91	$—	295

Amount of allowance for loan losses for loans not deemed to be impaired	$1,721	$4,385	$1,000	$11,615	$681	$709	$559	$1,280	$21,950

Loans:
Ending balance	$26,521	$291,142	$87,241	$713,770	$248,103	$10,646	$167,271	$—	$1,544,694

Loans deemed to be impaired	$101	$595	$—	$1,705	$941	$—	$91	$—	$3,433

Loans not deemed to be impaired	$26,420	$290,547	$87,241	$712,065	$247,162	$10,646	$167,180	$—	$1,541,261

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at March 31, 2014	$1,825	$2,593	$804	$11,567	$1,873	$425	$902	$1,270	$21,259
Charge-offs	—	(14)	—	—	—	(99)	—	—	(113)
Recoveries	—	24	—	2	15	84	1	—	126
Provision	220	(173)	(41)	128	39	18	12	247	450

Ending balance at June 30, 2014	$2,045	$2,430	$763	$11,697	$1,927	$428	$915	$1,517	$21,722

Amount of allowance for loan losses for loans deemed to be impaired	$273	$353	$—	$359	$160	$—	$93	$—	1. 238

Amount of allowance for loan losses for loans not deemed to be impaired	$1,772	$2,077	$763	$11,338	$1,767	$428	$822	$1,517	$20,484

Loans:
Ending balance	$25,861	$73,204	$31,982	$750,445	$282,468	$9,649	$140,616	$—	$1,314,225

Loans deemed to be impaired	$356	$1,093	$—	$4,775	$1,559	$—	$93	$—	$7,876

Loans not deemed to be impaired	$25,505	$72,111	$31,982	$745,670	$280,909	$9,649	$140,523	$—	$1,306,349

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at December 31, 2013	$2,174	$2,617	$655	$10,935	$2,006	$432	$959	$1,163	$20,941
Charge-offs	(250)	(14)	—	—	—	(278)	—	—	(542)
Recoveries	—	48	—	4	20	200	1	—	273
Provision	121	(221)	108	758	(99)	74	(45)	354	1,050

Ending balance at June 30, 2014	$2,045	$2,430	$763	$11,697	$1,927	$428	$915	$1,517	$21,722

Amount of allowance for loan losses for loans deemed to be impaired	$273	$353	$—	$359	$160	$—	$93	$—	1. 238

Amount of allowance for loan losses for loans not deemed to be impaired	$1,772	$2,077	$763	$11,338	$1,767	$428	$822	$1,517	$20,484

Loans:
Ending balance	$25,861	$73,204	$31,982	$750,445	$282,468	$9,649	$140,616	$—	$1,314,225

Loans deemed to be impaired	$356	$1,093	$—	$4,775	$1,559	$—	$93	$—	$7,876

Loans not deemed to be impaired	$25,505	$72,111	$31,982	$745,670	$280,909	$9,649	$140,523	$—	$1,306,349

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2015 and December 31, 2014.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2015 and December 31, 2014.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2015 and December 31, 2014 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2015.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(In thousands)
Grade:
1-3 (Pass)	$19,396	$290,547	$87,241	$711,449
4 (Monitor)	7,024	—	—	616
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	101	595	—	1,705

Total	$26,521	$291,142	$87,241	$713,770

The following table presents the Company’s loans by risk rating at December 31, 2014.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(In thousands)
Grade:
1-3 (Pass)	$15,515	$148,407	$41,850	$691,322
4 (Monitor)	7,126	472	—	633
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	103	853	—	4,317

Total	$22,744	$149,732	$41,850	$696,272

During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing composition of the portfolio. In recent quarters, the Company has increased its exposure to larger loans to larger institutions which receive credit ratings. The Company currently has limited loss experience with these types of loans. There is, however, a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate
	(In thousands)
Credit Rating:
Aaa – Aa3	$135,059	$60,483	$8,014
A1 – A3	80,385	7,820	131,641
Baa1 – Baa3	—	9,035	154,699
Ba2	—	4,480	—

Total	$215,444	$81,818	$294,354

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at June 30, 2015 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(In thousands)
Construction and land development	$—	$101	$—	$101	$26,420	$26,521
Commercial and industrial	—	122	—	122	291,020	291,142
Municipal	—	—	—	—	87,241	87,241
Commercial real estate	926	186	—	1,112	712,658	713,770
Residential real estate	927	1,136	—	2,063	246,040	248,103
Consumer and overdrafts	8	3	—	11	10,635	10,646
Home equity	407	638	—	1,045	166,226	167,271

Total	$2,268	$2,186	$—	$4,454	$1,540,240	$1,544,694

Further information pertaining to the allowance for loan losses at December 31, 2014 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(In thousands)
Construction and land development	$—	$103	$—	$103	$22,641	$22,744
Commercial and industrial	905	157	—	1,062	148,670	149,732
Municipal	—	—	—	—	41,850	41,850
Commercial real estate	1,046	2,781	—	3,827	692,445	696,272
Residential real estate	632	846	—	1,478	255,827	257,305
Consumer and overdrafts	6	5	—	11	12,177	12,188
Home equity	576	254	—	830	150,445	151,275

Total	$3,165	$4,146	$—	$7,311	$1,324,055	$1,331,366

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

The following is information pertaining to impaired loans for June 30, 2015:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 6/30/15	Interest Income Recognized For 3 Months Ending 6/30/15	Average Carrying Value For 6 Months Ending 6/30/15	Interest Income Recognized For 6 Months Ending 6/30/15
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	32	32	—	47	—	40	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	—	—	—	196	—	280	—
Residential real estate	126	210	—	129	2	131	4
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$158	$242	$—	$372	$2	$451	$4

With required reserve recorded:
Construction and land development	$101	$108	$12	$102	$—	$102	$—
Commercial and industrial	563	765	43	644	5	722	11
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,705	1,801	108	2,809	17	3,286	33
Residential real estate	815	815	41	817	1	820	7
Consumer	—	—	—	—	—	—	—
Home equity	91	91	91	91	—	92	—

Total	$3,275	$3,580	$295	$4,463	$23	$5,022	$51

Total:
Construction and land development	$101	$108	$12	$102	$—	$102	$—
Commercial and industrial	595	797	43	691	5	762	11
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,705	1,801	108	3,005	17	3,566	33
Residential real estate	941	1,025	41	946	3	951	11
Consumer	—	—	—	—	—	—	—
Home equity	91	91	91	91	—	92	—

Total	$3,433	$3,822	$295	$4,835	$25	$5,473	$55

The following is information pertaining to impaired loans for June 30, 2014:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 6/30/14	Interest Income Recognized For 3 Months Ending 6/30/14	Average Carrying Value For 6 Months Ending 6/30/14	Interest Income Recognized For 6 Months Ending 6/30/14
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$188	$—	$321	$—
Commercial and industrial	11	42	—	11	—	71	—
Commercial real estate	400	400	—	100	—	80	—
Residential real estate	70	70	—	31	—	104	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$481	$512	$—	$330	$—	$576	$—

With required reserve recorded:
Construction and land development	$356	$3,400	$273	$169	$—	$143	$—
Commercial and industrial	1,082	1,332	353	1,095	8	1,104	19
Commercial real estate	4,375	4,466	359	4,391	36	4,405	74
Residential real estate	1,489	1,684	160	1,106	3	1,039	5
Consumer	—	—	—	—	—	—	—
Home equity	93	93	93	94	—	94	—

Total	$7,395	$10,975	$1,238	$6,855	$47	$6,785	$98

Total:
Construction and land development	$356	$3,400	$273	$357	$—	$465	$—
Commercial and industrial	1,093	1,374	353	1,106	8	1,175	19
Commercial real estate	4,775	4,866	359	4,491	36	4,485	74
Residential real estate	1,559	1,754	160	1,137	3	1,143	5
Consumer	—	—	—	—	—	—	—
Home equity	93	93	93	94	—	94	—

Total	$7,876	$11,487	$1,238	$7,185	$47	$7,362	$98

There were no troubled debt restructurings occurring during the six month periods ended June 30, 2015 or June 30, 2014.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)

Unrealized gains and losses on available-for-sale securities
	$118		$—		Net gains on sales of securities
	(47)		—		Provision for income taxes

	$71		$—		Net income

Accretion of unrealized losses transferred
	$1,576		$1,286		Interest on securities held-to-maturity
	(549)		(478)		Provision for income taxes

	$1,027		$808		Net income

Amortization of defined benefit pension items
Prior-service costs	$(3	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(352	)(b)	(91	)(b)	Salaries and employee benefits

Total before tax	(355)		(94)		Income before taxes
Tax (expense) or benefit	142		38		Provision for income taxes

Net of tax	$(213)		$(56)		Net income

Total reclassifications for the period	$885		$752		Net income, net of tax

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)

Unrealized gains and losses on available-for-sale securities
	$118		$—		Net gains on sales of securities
	(47)		—		Provision for income taxes

	$71		$—		Net income

Accretion of unrealized losses transferred
	$2,705		$2,793		Interest on securities held-to-maturity
	(943)		(1,061)		Provision for income taxes

	$1,762		$1,732		Net income

Amortization of defined benefit pension items
Prior-service costs	$(6	)(b)	$(5	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(704	)(b)	(183	)(b)	Salaries and employee benefits

Total before tax	(710)		(188)		Income before taxes
Tax (expense) or benefit	284		75		Provision for income taxes

Net of tax	$(426)		$(113)		Net income

Total reclassifications for the period	$1,407		$1,619		Net income, net of tax

(a)	Amount in parentheses indicate debits to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 8) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for three and six months ended June 30, 2014 was an increase of 1,327 and 1,452 shares, respectively. There were no stock options outstanding during the six months ended June 30, 2015.

The following table is a reconciliation of basic EPS and diluted EPS for the three and six months ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic EPS Computation: (in thousands except share and per share data)
Numerator:
Net income, Class A	$4,654	$4,394	$8,549	$8,259
Net income, Class B	1,271	1,205	2,335	2,272
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,589,125	3,600,729	3,585,773
Weighted average shares outstanding, Class B	1,967,180	1,967,580	1,967,180	1,970,880
Basic EPS, Class A	$1.29	$1.22	$2.37	$2.30
Basic EPS, Class B	0.65	0.61	1.19	1.15
Diluted EPS Computation:
Numerator:
Net income, Class A	$4,654	$4,394	$8,549	$8,259
Net income, Class B	1,271	1,205	2,335	2,272

Total net income, for diluted EPS, Class A computation	5,925	5,599	10,884	10,531
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,589,125	3,600,729	3,585,773
Weighted average shares outstanding, Class B	1,967,180	1,967,580	1,967,180	1,970,880
Dilutive effect of Class A stock options	—	1,327	—	1,452

Weighted average shares outstanding diluted, Class A	5,567,909	5,558,032	5,567,909	5,558,105
Weighted average shares outstanding, Class B	1,967,180	1,967,580	1,967,180	1,970,880
Diluted EPS, Class A	$1.06	$1.01	$1.95	$1.89
Diluted EPS, Class B	0.65	0.61	1.19	1.15

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2015	2014	2015	2014
	(In thousands)
Service cost	$336	$258	$397	$389
Interest	394	367	341	331
Expected return on plan assets	(688)	(636)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	204	3	149	88

Net periodic benefit (credit) cost	$220	$(34)	$916	$837

Components of Net Periodic Benefit Cost (Credit) for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2015	2014	2015	2014
	(In thousands)
Service cost	$672	$516	$794	$778
Interest	788	734	682	662
Expected return on plan assets	(1,376)	(1,272)	—	—
Recognized prior service cost (benefit)	(52)	(52)	58	58
Recognized net actuarial losses	407	6	299	176

Net periodic benefit (credit) cost	$439	$(68)	$1,833	$1,674

Contributions

The company intends to contribute $2,000,000 to the Pension Plan in 2015. As of June 30, 2015, $1,000,000 has been contributed.

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

The results of the fair value hierarchy as of June 30, 2015, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury	$1,997	$—	$1,997	$—
SBA Backed Securities	6,494	—	6,494	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	273,563	—	273,563	—
Privately Issued Residential Mortgage Backed Securities	1,641	—	1,641	—
Obligations Issued by States and Political Subdivisions	152,541	—	—	152,541
Other Debt Securities	3,499	—	3,499	—
Equity Securities	324	287	—	37

Total	$440,059	$287	$287,194	$152,578

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	1,159	—	—	1,159
Other Real Estate Owned	1,916			1,916

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three and six-month periods ended June 30, 2015 amounted to $558,000 and $594,000, respectively.

There were no transfers between level 1, 2 and 3 for the six months ended June 30, 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2015.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$152,578	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	1,159	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount
Other Real Estate Owned	1,916	Appraisal (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the six-month period ended June 30, 2015 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)
Balance at December 31, 2014	$3,820	$92,964	$102	$96,886
Purchases	—	113,179	—	113,179
Maturities and calls	—	(57,411)	(65)	(57,476)
Amortization	—	(11)	—	(11)
Changes in fair value	—	—	—	—

Balance at June 30, 2015	$3,820	$148,721	$37	$152,578

The amortized cost of Level 3 securities was $153,454,000 at June 30, 2015 with an unrealized loss of $876,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the six-month period ended June 30, 2014, are shown in the table below:

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the period ended 2014 for the estimated credit loss amounted to $947,000.

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$96,886	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	3,410	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
June 30, 2015
Financial assets:
Securities held-to-maturity	$1,683,568	$1,689,572	$—	$1,689,572	$—
Loans (1)	1,522,449	1,503,326	—	—	1,503,326
Financial liabilities:
Time deposits	383,284	387,675	—	387,675	—
Other borrowed funds	485,500	487,271	—	487,271	—
Subordinated debentures	36,083	36,083	—	—	36,083
December 31, 2014
Financial assets:
Securities held-to-maturity	1,406,792	1,413,603	—	1,413,603	—
Loans (1)	1,309,048	1,291,550	—	—	1,291,550
Financial liabilities:
Time deposits	383,145	387,919	—	387,919	—
Other borrowed funds	395,500	400,196	—	400,196	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

In April 2015, the FASB issued ASU 2015-04, “Compensation-Retirement Benefits” (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At June 30, 2015, the Company had total assets of $3.9 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

Net income for the quarter ended June 30, 2015 was $5,925,000, or $1.06 per Class A share diluted, compared to net income of $5,599,000, or $1.01 per Class A share diluted, for the quarter ended June 30, 2014. Net income for the six months ended June 30, 2015 was $10,884,000, or $1.95 per Class A share diluted, compared to net income of $10,531,000, or $1.89 per Class A share diluted, for the six months ended June 30, 2014.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Basic EPS – Class A common	$1.29	$1.22
Basic EPS – Class B common	$0.65	$0.61
Diluted EPS – Class A common	$1.06	$1.01
Diluted EPS – Class B common	$0.65	$0.61

	Six months ended June 30, 2015	Six months ended June 30, 2014
Basic EPS – Class A common	$2.37	$2.30
Basic EPS – Class B common	$1.19	$1.15
Diluted EPS – Class A common	$1.95	$1.89
Diluted EPS – Class B common	$1.19	$1.15

Net interest income totaled $34.1 million for the six-months ended June 30, 2015 compared to $33.3 million for the same period in 2014. The 2.6% increase in net interest income is primarily due to an increase in average earning assets. The net interest margin decreased from 2.23% on a fully taxable equivalent basis in 2014 to 2.16% on the same basis for 2015. This was primarily the result of a decrease in rates on earning assets. The average balances of earning assets increased by 7.2% combined with a similar increase in average deposits. Also, interest expense increased 3.3% as a result of an increase in deposit balances.

The trends in the net interest margin are illustrated in the graph below:

The primary factor accounting for the decrease in the net interest margin for 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities. The net interest margin has declined slightly throughout 2014 and the first quarter of 2015. During the second quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets. This was primarily the result of lower yielding interest-bearing deposits in other banks invested in securities held-to-maturity.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses decreased by $450,000 for the quarter ended June 30, 2015 from $450,000 for the quarter ended June 30, 2014 primarily as a result of changes in portfolio composition. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing composition of the portfolio. Non-performing assets totaled $4.1 million at June 30, 2015, compared to $4.1 million at December 31, 2014.

For the first six months of 2015, the Company’s effective income tax rate was 4.0% compared to 4.7% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

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

Financial Condition

Loans

On June 30, 2015, total loans outstanding were $1.5 billion, up by $213.3 million from the total on December 31, 2014. At June 30, 2015, commercial real estate loans accounted for 46.2% and residential real estate loans, including home equity loans, accounted for 26.9% of total loans.

Commercial and industrial loans increased to $291.1 million at June 30, 2015 from $149.7 million at December 31, 2014, primarily as a result of an increase in commercial and industrial financing. Construction loans increased to $26.5 million at June 30, 2015 from $22.7 million on December 31, 2014, primarily as a result of an increase in construction financing. Municipal loans increased from $41.9 million to $87.2 million, primarily as a result of loan originations.

Allowance for Loan Losses

The allowance for loan loss at June 30, 2015 was $22.2 million as compared to $22.3 million at December 31, 2014. The change in the allowance for loan losses was primarily due to changes in portfolio composition. The level of the allowance for loan losses to total loans was 1.44% at June 30, 2015 and 1.68% at December 31, 2014.

During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing composition of the portfolio. In recent quarters, the Company has increased its exposure to larger loans to larger institutions which receive credit ratings. The Company currently has limited loss experience with these types of loans. There is, however, a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. Management believes incorporating this data results a more accurate indication of historical losses. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate
	(In thousands)
Credit Rating:
Aaa – Aa3	$135,059	$60,483	$8,014
A1 – A3	80,385	7,820	131,641
Baa1 – Baa3	—	9,035	154,699
Ba2	—	4,480	—

Total	$215,444	$81,818	$294,354

In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•	Construction loans: The outstanding loan balance of construction loans at June 30, 2015 is $26.5 million as compared to $22.7 million at December 31, 2014. Based on the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•

Small business loans: The outstanding loan balances of small business loans is $37.8 million at June 30, 2015 as compared to $35.3 million at December 31, 2014. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Allowance for loan losses, beginning of period	$22,529	$21,259	$22,318	$20,941
Loans charged off	(403)	(113)	(484)	(542)
Recoveries on loans previously charged-off	119	126	211	273

Net recoveries (charge-offs)	(284)	13	(273)	(269)
Provision charged to expense	—	450	200	1,050

Allowance for loan losses, end of period	$22,245	$21,722	$22,245	$21,722

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccruing loans	$2,186	$4,146
Total nonperforming assets	$4,101	$4,146
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.14%	0.31%
Nonperfoming assets as a percentage of total assets	0.10%	0.11%
Accruing troubled debt restructures	$3,024	$3,296

Cash and Cash Equivalents

Cash and cash equivalents decreased during the first six months of 2015. This was primarily the result of a decrease in lower yielding interest-bearing deposits in other banks during the period. Management invested excess cash and cash equivalents in higher yielding securities and loans during the period.

Short-term Investments

Short-term investments remained stable during the six-month period.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $440.1 million at June 30, 2015, a decrease of 1.9% from December 31, 2014. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. Purchases of securities available-for-sale totaled $115.7 million for the six months ended June 30, 2015. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.7 years.

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

Securities available-for-sale totaling $152.6 million, or 3.9% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

During the first six months of 2015, net unrealized gains on the securities available-for-sale decreased to $15,000 from $180,000 at December 31, 2014. Unrealized gains on the available-for-sale portfolio decreased mainly as a result of a higher proportion of short-term obligations issued by states and political subdivisions that are carried at par value.

	June 30, 2015	December 31, 2014
	(In thousands)
U.S. Treasury	$1,997	$2,000
Small Business Administration	6,494	6,717
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	273,563	337,093
Privately Issued Residential Mortgage-backed Securities	1,641	1,874
Obligations issued by States and Political Subdivisions	152,541	96,784
Other Debt Securities	3,499	3,524
Equity Securities	324	398

Total Securities Available–for-Sale	$440,059	$448,390

During the first six months of 2015, the Company capitalized on favorable market conditions and realized $118,000 of net gains on sales of investments. The sale of investments represented five U.S. Government Sponsored enterprises totaling $21,215,000. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1.7 billion on June 30, 2015, an increase of 19.7% from the total on December 31, 2014. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.5 years.

	June 30, 2015	December 31, 2014
	(In thousands)
U.S. Government Sponsored Enterprises	$319,405	$251,617
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,364,163	1,155,175

Total Securities Held-to-Maturity	$1,683,568	$1,406,792

At June 30, 2015 and December 31, 2014, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first six months of 2015, the Company purchased $2.8 million and had no redemptions of FHLBB stock. As of June 30, 2015, no impairment has been recognized.

Deposits and Borrowed Funds

On June 30, 2015, deposits totaled $2.9 billion, representing a 4.2% increase from December 31, 2014. Total deposits increased primarily as a result of increases in demand deposits, money market accounts, and savings and NOW deposits. Money market and Savings and NOW deposits increased as the Company continued to offer attractive rates for these types of deposits during the first six months of the year. Borrowed funds totaled $769.3 million compared to $607.9 million at December 31, 2014. Borrowed funds increased mainly as a result of borrowings to fund loan originations.

Stockholders’ Equity

At June 30, 2015, total equity was $204.4 million compared to $192.5 million at December 31, 2014. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The Company’s leverage ratio stood at 6.58% at June 30, 2015, compared to 6.91% at December 31, 2014. The decrease in the leverage ratio is primarily due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of June 30, 2015 was $36.71 per share compared to $34.57 at December 31, 2014.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2015			June 30, 2014
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$746,178	$7,723	4.15%	$764,653	$8,237	4.32%
Loans tax-exempt	642,178	7,382	4.61	526,116	6,791	5.18
Securities available-for-sale (5):
Taxable	350,301	609	0.70	457,955	739	0.65
Tax-exempt	112,405	194	0.69	38,600	84	0.87
Securities held-to-maturity:
Taxable	1,743,636	9,371	2.15	1,522,059	8,020	2.11
Interest-bearing deposits in other banks	143,684	97	0.27	194,418	129	0.27

Total interest-earning assets	3,738,382	25,376	2.73	3,503,801	24,000	2.75
Non interest-earning assets	189,054			164,071
Allowance for loan losses	(22,453)			(21,566)

Total assets	$3,904,983			$3,646,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$848,256	$470	0.22%	$820,396	$450	0.22%
Savings accounts	340,171	222	0.26	333,290	210	0.25
Money market accounts	947,778	734	0.31	935,477	669	0.29
Time deposits	390,161	1,207	1.24	399,554	1,141	1.14

Total interest-bearing deposits	2,526,366	2,633	0.42	2,488,717	2,470	0.40
Securities sold under agreements to repurchase	265,165	128	0.19	211,829	93	0.18
Other borrowed funds and subordinated debentures	352,189	2,200	2.51	251,752	2,237	3.56

Total interest-bearing liabilities	3,143,720	4,961	0.63%	2,952,298	4,800	0.65%

Non interest-bearing liabilities Demand deposits	510,350			473,578
Other liabilities	49,977			34,434

Total liabilities	3,704,047			3,460,310

Stockholders’ equity	200,936			185,996
Total liabilities & stockholders’ equity	$3,904,983			$3,646,306

Net interest income on a fully taxable equivalent basis		20,415			19,200
Less taxable equivalent adjustment		(2,701)			(2,446)

Net interest income		$17,714			$16,754

Net interest spread (3)			2.09%			2.10%

Net interest margin (4)			2.19%			2.20%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2015			June 30, 2014
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$739,223	$15,189	4.14%	$763,474	$16,436	4.34%
Loans tax-exempt	624,310	14,524	4.69	514,506	13,399	5.25
Securities available-for-sale (5):
Taxable	362,345	1,234	0.68	458,939	1,509	0.66
Tax-exempt	102,334	356	0.70	36,466	159	0.87
Securities held-to-maturity:
Taxable	1,637,598	17,539	2.14	1,507,529	15,800	2.10
Interest-bearing deposits in other banks	221,727	293	0.26	157,958	211	0.27

Total interest-earning assets	3,687,537	49,135	2.69	3,438,872	47,514	2.79
Non interest-earning assets	186,911			163,195
Allowance for loan losses	(22,482)			(21,380)

Total assets	$3,851,966			$3,580,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$805,761	$882	0.22%	$776,427	$831	0.22%
Savings accounts	337,077	438	0.26	336,797	438	0.26
Money market accounts	973,696	1,515	0.31	919,844	1,308	0.29
Time deposits	383,832	2,363	1.24	388,236	2,226	1.16

Total interest-bearing deposits	2,500,366	5,198	0.42	2,421,304	4,803	0.40
Securities sold under agreements to repurchase	256,883	242	0.19	219,336	194	0.18
Other borrowed funds and subordinated debentures	345,684	4,286	2.50	252,022	4,420	3.54

Total interest-bearing liabilities	3,102,933	9,726	0.63%	2,892,662	9,417	0.66%

Non interest-bearing liabilities Demand deposits	500,241			471,114
Other liabilities	50,804			34,025

Total liabilities	3,653,978			3,397,801

Stockholders’ equity	197,988			182,886
Total liabilities & stockholders’ equity	$3,851,966			$3,580,687

Net interest income on a fully taxable equivalent basis		39,409			38,097
Less taxable equivalent adjustment		(5,288)			(4,829)

Net interest income		$34,121			$33,268

Net interest spread (3)			2.05%			2.13%

Net interest margin (4)			2.16%			2.23%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014			Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans
Taxable	$(196)	$(318)	$(514)	$(512)	$(735)	$(1,247)
Tax-exempt	1,389	(798)	591	2,656	(1,531)	1,125
Securities available-for-sale
Taxable	(184)	54	(130)	(327)	52	(275)
Tax-exempt	131	(21)	110	235	(38)	197
Securities held-to-maturity
Taxable	1,188	163	1,351	1,387	352	1,739
Interest-bearing deposits in other banks	(34)	2	(32)	84	(2)	82

Total interest income	2,294	(918)	1,376	3,523	(1,902)	1,621

Interest expense:
Deposits:
NOW accounts	15	5	20	32	19	51
Savings accounts	4	8	12	—	—	—
Money market accounts	9	56	65	79	128	207
Time deposits	(27)	93	66	(25)	162	137

Total interest-bearing deposits	1	162	163	86	309	395
Securities sold under agreements to repurchase	25	10	35	35	13	48
Other borrowed funds and subordinated debentures	741	(778)	(37)	1,374	(1,508)	(134)

Total interest expense	767	(606)	161	1,495	(1,186)	309

Change in net interest income	$1,527	$(312)	$1,215	$2,028	$(716)	$1,312

Net Interest Income

For the three months ended June 30, 2015, net interest income on a fully taxable equivalent basis totaled $20.4 million compared to $19.2 million for the same period in 2014, an increase of $1.2 million or 6.3%. This increase in net interest income for the period is primarily due to an increase in interest earning assets, offset somewhat by a slight decrease in the net interest margin. The net interest margin decreased from 2.20% on a fully taxable equivalent basis in 2014 to 2.19% on the same basis for 2015. This was primarily the result of a slight decrease in rates on earning assets. Also, interest expense increased slightly as a result of an increase in deposit balances and there was a 6.7% increase in the average balances of earning assets, combined with a similar increase in average deposits.

For the six months ended June 30, 2015, net interest income on a fully taxable equivalent basis totaled $39.4 million compared to $38.1 million for the same period in 2014, an increase of $1.3 million or 3.4%. This increase in net interest income for the period is primarily due to an increase in interest earning assets as well as a decrease in rates paid on deposits and borrowed funds. The net interest margin decreased from 2.23% on a fully taxable equivalent basis in 2014 to 2.16% on the same basis for 2015. This was primarily the result of a decrease in rates on earning assets. The average balances of earning assets increased by 7.2% combined with a similar increase in average deposits. Also, interest expense increased slightly as a result of an increase in deposit balances.

Provision for Loan Losses

For the three months ended June 30, 2015, the loan loss provision was $0 compared to a provision of $450,000 for the same period last year. For the six months ended June 30, 2015, the loan loss provision was $200,000 compared to a provision of $1.1 million for the same period last year. The decrease in the provision was primarily as a result of changes in portfolio composition. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing composition of the portfolio.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2015 increased by $595,000 from the same period last year to $4.2 million. This was mainly attributable to an increase in gains on sales of mortgage loans increase of $337,000 from the same period last year. Also, other income increased by $175,000. This was mainly attributable to an increase in customer fees. Gains on sales of investments increased by $118,000. Lockbox fees increased by $43,000 as a result of increased customer volume. Offsetting some of the increases were decreases in service charges on deposit accounts. This was mainly attributable to a decrease in overdraft fees.

Other operating income for the six months ended June 30, 2015 increased by $630,000 to $7.7 million from $7.1 million for the same period last year. This was mainly attributable to an increase in gains on sales of mortgage loans increase of $429,000 from the same period last year. Also, other income increased by $228,000. This was mainly attributable to an increase in customer fees. Gains on sales of investments increased by $118,000. Lockbox fees increased by $54,000 as a result of increased customer volume. Offsetting some of the increases were decreases in service charges on deposit accounts. This was mainly attributable to a decrease in overdraft fees.

For the quarter ended June 30, 2015, operating expenses increased by $1.7 million or 11.9% to $15.8 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $704,000 in salaries and employee benefits, $653,000 in other expenses, $195,000 increase in occupancy costs, $74,000 in equipment costs, and $51,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of increases in pension costs and merit increases. Other expenses increased mainly as a result of increases in marketing expenses. Occupancy costs increased mainly as a result of increased costs associated with branch expansion. Equipment costs increased mainly as a result of depreciation of capital improvements. FDIC assessments increased mainly as a result of an increase in the assessment base.

For the six months ended June 30, 2015, operating expenses increased by $2.1 million or 7.3% to $30.3 million, from the same period last year. The increase in operating expenses for the period was mainly attributable to an increase of $963,000 in salaries and employee benefits, $566,000 in other expenses, $358,000 increase in occupancy costs, $95,000 in equipment costs, and $74,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of increases in pension costs and merit increases. Other expenses increased mainly as a result of increases in marketing expenses and bank security. Occupancy costs increased mainly as a result of increased costs associated with branch expansion. Equipment costs increased mainly as a result of depreciation of capital improvements. FDIC assessments increased mainly as a result of an increase in the assessment base.

Income Taxes

For the second quarter of 2015, the Company’s income tax expense totaled $233,000 on pretax income of $6.2 million resulting in an effective tax rate of 3.8%. For last year’s corresponding quarter, the Company’s income tax expense totaled $231,000 on pretax income of $5.8 million resulting in an effective tax rate of 4.0%. For the first six months of 2015, the Company’s income tax expense totaled $448,000 on pretax income of $11.3 million resulting in an effective tax rate of 4.0%. For last year’s corresponding period, the Company’s income tax expense totaled $524,000 on pretax income of $11.1 million resulting in an effective tax rate of 4.7%. The decrease in the effective income tax rate, for both periods, was primarily the result of an increase in tax-exempt income.

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

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2015 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely effect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+ 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
+ +	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)