Form 10-Q
period 2015-09-30
CENTURY BANCORP INC
filed 2015-11-06
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

As of October 31, 2015, the Registrant had outstanding:

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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 30, 2015	December 31, 2014
Assets

Cash and due from banks	$51,558	$43,367
Federal funds sold and interest-bearing deposits in other banks	61,706	261,990

Total cash and cash equivalents	113,264	305,357

Short-term investments	2,139	2,131

Securities available-for-sale, amortized cost $410,206 and $448,210, respectively	410,214	448,390
Securities held-to-maturity, fair value $1,565,261 and $1,413,603, respectively	1,543,775	1,406,792
Federal Home Loan Bank of Boston stock, at cost	29,698	24,916

Loans, net:
Commercial and industrial	378,154	149,732
Municipal	87,016	41,850
Construction and land development	27,308	22,744
Commercial real estate	701,523	696,272
Residential real estate	264,105	257,305
Home equity	172,091	151,275
Consumer and other	10,633	12,188

Total loans, net	1,640,830	1,331,366
Less: allowance for loan losses	22,330	22,318

Net loans	1,618,500	1,309,048

Bank premises and equipment	24,214	24,182
Accrued interest receivable	7,306	6,241
Goodwill	2,714	2,714
Other assets	104,583	94,265

Total assets	$3,856,407	$3,624,036

Liabilities

Deposits:
Demand deposits	$534,870	$484,928
Savings and NOW deposits	1,071,773	978,619
Money Market Accounts	896,509	890,899
Time deposits	406,420	383,145

Total deposits	2,909,572	2,737,591

Securities sold under agreements to repurchase	211,770	212,360
Other borrowed funds	432,500	395,500
Subordinated debentures	36,083	36,083
Due to broker	4,430	—
Other liabilities	50,920	50,002

Total liabilities	3,645,275	3,431,536

Stockholders’ Equity

Preferred stock - $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares and 3,600,729 shares, respectively	3,601	3,601
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 and 1,976,180 shares, respectively	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	215,811	200,411

	233,671	218,271
Unrealized (losses) gains on securities available-for-sale, net of taxes	(27)	77
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(7,782)	(10,479)
Pension liability, net of taxes	(14,730)	(15,369)

Total accumulated other comprehensive loss, net of taxes	(22,539)	(25,771)

Total stockholders’ equity	211,132	192,500

Total liabilities and stockholders’ equity	$3,856,407	$3,624,036

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income
Loans	$14,051	$12,708	$38,597	$37,768
Securities held-to-maturity	8,834	8,104	26,373	23,904
Securities available-for-sale	830	752	2,299	2,366
Federal funds sold and interest-bearing deposits in other banks	35	60	328	271

Total interest income	23,750	21,624	67,597	64,309

Interest expense
Savings and NOW deposits	729	642	2,049	1,911
Money market accounts	760	725	2,276	2,033
Time deposits	1,231	1,089	3,594	3,315
Securities sold under agreements to repurchase	129	90	371	284
Other borrowed funds and subordinated debentures	2,285	2,333	6,570	6,753

Total interest expense	5,134	4,879	14,860	14,296

Net interest income	18,616	16,745	52,737	50,013

Provision for loan losses	—	600	200	1,650

Net interest income after provision for loan losses	18,616	16,145	52,537	48,363

Other operating income
Service charges on deposit accounts	1,941	2,022	5,788	6,068
Lockbox fees	782	723	2,458	2,345
Net gains on sales of securities	52	—	170	—
Gains on sales of mortgage loans	225	133	742	221
Other income	830	880	2,387	2,209

Total other operating income	3,830	3,758	11,545	10,843

Operating expenses
Salaries and employee benefits	10,087	8,681	28,701	26,332
Occupancy	1,499	1,341	4,621	4,105
Equipment	697	552	1,949	1,709
FDIC assessments	554	502	1,602	1,476
Other	3,263	2,900	9,531	8,602

Total operating expenses	16,100	13,976	46,404	42,224

Income before income taxes	6,346	5,927	17,678	16,982

Provision for income taxes	180	221	628	745

Net income	$6,166	$5,706	$17,050	$16,237

Share data:
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,594,583	3,600,729	3,588,728
Class B	1,967,180	1,967,180	1,967,180	1,969,647
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,563,278	5,567,909	5,559,909
Class B	1,967,180	1,967,180	1,967,180	1,969,647
Basic earnings per share:
Class A	$1.35	$1.25	$3.72	$3.55
Class B	$0.67	$0.62	$1.86	$1.78
Diluted earnings per share
Class A	$1.11	$1.03	$3.06	$2.92
Class B	$0.67	$0.62	$1.86	$1.78

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended September 30,
	2015	2014

Net income	$6,166	$5,706
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	27	1,004
Less: reclassification adjustment for gains included in net income	(31)	—

Total unrealized (losses) gains on securities	(4)	1,004
Accretion of net unrealized losses transferred	935	792

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	213	56

Other comprehensive income (loss)	1,144	1,852

Comprehensive income (loss)	$7,310	$7,558

	Nine months ended September 30,
	2015	2014
Net income	$17,050	$16,237
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(2)	1,509
Less: reclassification adjustment for gains included in net income	(102)	—

Total unrealized (losses) gains on securities	(104)	1,509
Accretion of net unrealized losses transferred	2,697	2,524

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	639	169

Other comprehensive income (loss)	3,232	4,202

Comprehensive income (loss)	$20,282	$20,439

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2015 and 2014

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472
Net income	—	—	—	16,237	—	16,237
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $996 in taxes	—	—	—	—	1,509	1,509
Accretion of unrealized losses on securities transferred to held-to-maturity net of $1,485 in taxes	—	—	—	—	2,524	2,524
Pension liability adjustment, net of $113 in taxes	—	—	—	—	169	169
Conversion of class B common stock to class A common stock, 9,000 shares	9	(9)				—
Stock options exercised, 10,325 shares	11	—	318	—	—	329
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,290)	—	(1,290)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(356)	—	(356)

Balance at September 30, 2014	$3,600	$1,967	$12,250	$195,338	$(17,561)	$195,594

Balance at December 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500
Net income	—	—	—	17,050	—	17,050
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $68 in taxes and $170 in realized net gains	—	—	—	—	(104)	(104)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $1,444 in taxes	—	—	—	—	2,697	2,697
Pension liability adjustment, net of $425 in taxes	—	—	—	—	639	639
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,296)	—	(1,296)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(354)	—	(354)

Balance at September 30, 2015	$3,601	$1,967	$12,292	$215,811	$(22,539)	$211,132

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,050	$16,237
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(742)	(221)
Net gains on sales of securities	(170)	—
Provision for loan losses	200	1,650
Deferred income taxes	(1,825)	(2,648)
Net depreciation and amortization	2,486	2,337
(Increase) decrease in accrued interest receivable	(1,065)	222
Increase in other assets	(10,430)	(2,238)
Increase in other liabilities	1,982	2,184

Net cash provided by operating activities	7,486	17,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	3,561
Purchase of short-term investments	(8)	(1,069)
Proceeds from calls/maturities of securities available-for-sale	163,809	112,242
Proceeds from sales of securities available-for-sale	42,716	—
Purchase of securities available-for-sale	(168,889)	(132,953)
Proceeds from calls/maturities of securities held-to-maturity	310,694	183,533
Purchase of securities held-to-maturity	(443,705)	(163,064)
Net increase in loans	(356,915)	(101,378)
Proceeds from sales of portfolio loans	48,041	13,364
Capital expenditures	(2,063)	(1,780)

Net cash used in investing activities	(406,320)	(87,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	23,275	(11,445)
Net increase in demand, savings, money market and NOW deposits	148,706	86,051
Net proceeds from exercise of stock options	—	329
Cash dividends	(1,650)	(1,646)
Net decrease in securities sold under agreements to repurchase	(590)	(19,340)
Net increase in other borrowed funds	37,000	82,356

Net cash provided by financing activities	206,741	136,305

Net (decrease) increase in cash and cash equivalents	(192,093)	66,284
Cash and cash equivalents at beginning of period	305,357	94,678

Cash and cash equivalents at end of period	$113,264	$160,962

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,735	$14,295
Income taxes	3,780	2,807
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(104)	1,509
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	2,697	2,524
Pension liability adjustment, net of taxes	639	169
Due (from) to broker	4,430	7,613

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Nine Months Ended September 30, 2015 and 2014

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

Note 2. Securities Available-for-Sale

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	( in thousands)
U.S. Treasury	$1,999	$—	$1	$1,998	$1,999	$1	$—	$2,000
Small Business Administration	6,384	30	1	6,413	6,684	33	—	6,717
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	248,557	1,031	239	249,349	336,158	1,387	452	337,093
Privately Issued Residential Mortgage Backed Securities	1,538	4	14	1,528	1,894	5	25	1,874
Obligations Issued by States and Political Subdivisions	147,975	—	876	147,099	97,657	—	873	96,784
Other Debt Securities	3,600	29	116	3,513	3,600	24	100	3,524
Equity Securities	153	161	—	314	218	180	—	398

Total	$410,206	$1,255	$1,247	$410,214	$448,210	$1,630	$1,450	$448,390

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

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $213,438,000 and $301,038,000 at September 30, 2015 and December 31, 2014, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $21,396,000 and $24,810,000 at September 30, 2015 and December 31, 2014, respectively. The Company realized gross gains of $52,000 from the proceeds of $21,501,000 from the sales of available-for-sale securities for the three months ended September 30, 2015. The Company realized gross gains of $170,000 from the proceeds of $42,716,000 from the sales of available-for-sale securities for the nine months ended September 30, 2015.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2015.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$139,707	$139,698
After one but within five years	160,760	161,327
After five but within ten years	100,082	100,313
More than 10 years	8,004	7,176
Non-maturing	1,653	1,700

Total	$410,206	$410,214

The weighted average remaining life of investment securities available-for-sale at September 30, 2015 was 3.5 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2015 and December 31, 2014, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 9 and 14 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 285 holdings at September 30, 2015.

	September 30, 2015
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,998	$1	$—	$—	$1,998	$1
Small Business Administration	1,321	1	—	—	1,321	1
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	17,724	20	70,811	219	88,535	239
Privately Issued Residential Mortgage Backed Securities	—	—	532	14	532	14
Obligations Issued by States and Political Subdivisions	—	—	3,820	876	3,820	876
Other Debt Securities	498	2	1,386	114	1,884	116

Total temporarily impaired securities	$21,541	$24	$76,549	$1,223	$98,090	$1,247

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

	December 31, 2014
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	24,457	85	77,585	367	102,042	452
Privately Issued Residential Mortgage Backed Securities	—	—	678	25	678	25
Obligations Issued by States and Political Subdivisions	—	—	3,820	873	3,820	873
Other Debt Securities	—	—	1,400	100	1,400	100

Total temporarily impaired securities	$24,457	$85	$83,483	$1,365	$107,940	$1,450

Note 3. Investment Securities Held-to-Maturity

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$235,457	$4,356	$—	$239,813	$251,617	$2,707	$249	$254,075
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,308,318	19,332	2,202	1,325,448	1,155,175	11,185	6,832	1,159,528

Total	$1,543,775	$23,688	$2,202	$1,565,261	$1,406,792	$13,892	$7,081	$1,413,603

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,028,226,000 and $868,924,000 at September 30, 2015 and December 31, 2014, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $465,954,000 and $458,782,000 at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2015.

	Amortized Cost	Fair Value
	( in thousands)
Within one year	$5,925	$5,976
After one but within five years	1,254,122	1,269,863
After five but within ten years	279,792	285,450
More than ten years	3,936	3,972

Total	$1,543,775	$1,565,261

The weighted average remaining life of investment securities held-to-maturity at September 30, 2015 was 4.2 years. Included in the weighted average remaining life calculation at September 30, 2015 were $118,243,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2015 and December 31, 2014, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at September 30, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 28 and 21 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 340 holdings at September 30, 2015.

	September 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	164,251	796	112,323	1,406	276,574	2,202

Total temporarily impaired securities	$164,251	$796	$112,323	$1,406	$276,574	$2,202

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Allowance for loan losses, beginning of period	$22,245	$21,722	$22,318	$20,941
Loans charged off	(129)	(163)	(613)	(705)
Recoveries on loans previously charged-off	214	310	425	583

Net recoveries (charge-offs)	85	147	(188)	(122)
Provision charged to expense	—	600	200	1,650

Allowance for loan losses, end of period	$22,330	$22,469	$22,330	$22,469

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at June 30, 2015	$1,733	$4,428	$1,000	$11,723	$722	$709	$650	$1,280	$22,245
Charge-offs	—	(43)	—	—	—	(86)	—	—	(129)
Recoveries	—	75	—	80	1	58	—	—	214
Provision	126	995	117	(1,086)	115	(2)	51	(316)	—

Ending balance at September 30, 2015	$1,859	$5,455	$1,117	$10,717	$838	$679	$701	$964	$22,330

Amount of allowance for loan losses for loans deemed to be impaired	$11	$25	$—	$98	$36	$—	$91	$—	261

Amount of allowance for loan losses for loans not deemed to be impaired	$1,848	$5,430	$1,117	$10,619	$802	$679	$610	$964	$22,069

Loans:
Ending balance	$27,308	$378,154	$87,016	$701,523	$264,105	$10,633	$172,091	$—	$1,640,830

Loans deemed to be impaired	$100	$539	$—	$1,692	$927	$—	$91	$—	$3,349

Loans not deemed to be impaired	$27,208	$377,615	$87,016	$699,831	$263,178	$10,633	$172,000	$—	$1,637,481

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at December 31, 2014	$1,592	$4,757	$1,488	$11,199	$776	$810	$599	$1,097	$22,318
Charge-offs	—	(95)	—	(298)	—	(220)	—	—	(613)
Recoveries	—	147	—	84	5	189	—	—	425
Provision	267	646	(371)	(268)	57	(100)	102	(133)	200

Ending balance at September 30, 2015	$1,859	$5,455	$1,117	$10,717	$838	$679	$701	$964	$22,330

Amount of allowance for loan losses for loans deemed to be impaired	$11	$25	$—	$98	$36	$—	$91	$—	261

Amount of allowance for loan losses for loans not deemed to be impaired	$1,848	$5,430	$1,117	$10,619	$802	$679	$610	$964	$22,069

Loans:
Ending balance	$27,308	$378,154	$87,016	$701,523	$264,105	$10,633	$172,091	$—	$1,640,830

Loans deemed to be impaired	$100	$539	$—	$1,692	$927	$—	$91	$—	$3,349

Loans not deemed to be impaired	$27,208	$377,615	$87,016	$699,831	$263,178	$10,633	$172,000	$—	$1,637,481

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at June 30, 2014	$2,045	$2,430	$763	$11,697	$1,927	$428	$915	$1,517	$21,722
Charge-offs	—	(37)	—	—	—	(126)	—	—	(163)
Recoveries	—	115	—	1	6	106	82	—	310
Provision	(39)	2,079	167	(966)	(132)	46	(41)	(514)	600

Ending balance at September 30, 2014	$2,006	$4,587	$930	$10,732	$1,801	$454	$956	$1,003	$22,469

Amount of allowance for loan losses for loans deemed to be impaired	$272	$348	$—	$648	$152	$—	$93	$—	1.513

Amount of allowance for loan losses for loans not deemed to be impaired	$1,734	$4,239	$930	$10,084	$1,649	$454	$863	$1,003	$20,956

Loans:
Ending balance	$25,339	$152,823	$36,624	$695,074	$268,927	$10,253	$147,593	$—	$1,336,633

Loans deemed to be impaired	$354	$1,096	$—	$4,740	$1,549	$—	$93	$—	$7,832

Loans not deemed to be impaired	$24,985	$151,727	$36,624	$690,334	$267,378	$10,253	$147,500	$—	$1,328,801

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at December 31, 2013	$2,174	$2,617	$655	$10,935	$2,006	$432	$959	$1,163	$20,941
Charge-offs	(250)	(51)	—	—	—	(404)	—	—	(705)
Recoveries	—	164	—	5	26	305	83	—	583
Provision	82	1,857	275	(208)	(231)	121	(86)	(160)	1,650

Ending balance at September 30, 2014	$2,006	$4,587	$930	$10,732	$1,801	$454	$956	$1,003	$22,469

Amount of allowance for loan losses for loans deemed to be impaired	$272	$348	$—	$648	$152	$—	$93	$—	1,513

Amount of allowance for loan losses for loans not deemed to be impaired	$1,734	$4,239	$930	$10,084	$1,649	$454	$863	$1,003	$20,956

Loans:
Ending balance	$25,339	$152,823	$36,624	$695,074	$268,927	$10,253	$147,593	$—	$1,336,633

Loans deemed to be impaired	$354	$1,096	$—	$4,740	$1,549	$—	$93	$—	$7,832

Loans not deemed to be impaired	$24,985	$151,727	$36,624	$690,334	$267,378	$10,253	$147,500	$—	$1,328,801

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2015 and December 31, 2014.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2015 and December 31, 2014.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2015 and December 31, 2014 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at September 30, 2015.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(In thousands)
Grade:
1-3 (Pass)	$20,107	$377,615	$87,016	$699,637
4 (Monitor)	7,101	—	—	194
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	100	539	—	1,692

Total	$27,308	$378,154	$87,016	$701,523

The following table presents the Company’s loans by risk rating at December 31, 2014.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(In thousands)
Grade:
1-3 (Pass)	$15,515	$148,407	$41,850	$691,322
4 (Monitor)	7,126	472	—	633
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	103	853	—	4,317

Total	$22,744	$149,732	$41,850	$696,272

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate
	(In thousands)

Credit Rating:
Aaa – Aa3	$180,006	$59,628	$7,781
A1 – A3	112,507	7,400	131,230
Baa1 – Baa3	9,680	9,035	154,029
Ba2	—	4,480	—

Total	$302,193	$80,543	$293,040

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at September 30, 2015 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(In thousands)

Construction and land development	$—	$100	$—	$100	$27,208	$27,308
Commercial and industrial	174	75	—	249	377,905	378,154
Municipal	—	—	—	—	87,016	87,016
Commercial real estate	2,569	180	—	2,749	698,774	701,523
Residential real estate	1,089	981	—	2,070	262,035	264,105
Consumer and overdrafts	14	7	—	21	10,612	10,633
Home equity	273	417	—	690	171,401	172,091

Total	$4,119	$1,760	$—	$5,879	$1,634,951	$1,640,830

Further information pertaining to the allowance for loan losses at December 31, 2014 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(In thousands)
Construction and land development	$—	$103	$—	$103	$22,641	$22,744
Commercial and industrial	905	157	—	1,062	148,670	149,732
Municipal	—	—	—	—	41,850	41,850
Commercial real estate	1,046	2,781	—	3,827	692,445	696,272
Residential real estate	632	846	—	1,478	255,827	257,305
Consumer and overdrafts	6	5	—	11	12,177	12,188
Home equity	576	254	—	830	150,445	151,275

Total	$3,165	$4,146	$—	$7,311	$1,324,055	$1,331,366

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include: the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2014.

The following is information pertaining to impaired loans for September 30, 2015:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 9/30/15	Interest Income Recognized For 3 Months Ending 9/30/15	Average Carrying Value For 9 Months Ending 9/30/15	Interest Income Recognized For 9 Months Ending 9/30/15
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	12	12	—	27	—	36	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	196	—
Residential real estate	119	204	—	122	2	128	6
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$131	$216	$—	$149	$2	$360	$6

With required reserve recorded:
Construction and land development	$100	$108	$11	$101	$—	$102	$—
Commercial and industrial	527	728	25	551	5	670	16
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,692	1,789	98	1,700	14	2,809	48
Residential real estate	808	809	36	811	1	817	7
Consumer	—	—	—	—	—	—	—
Home equity	91	91	91	91	—	91	—

Total	$3,218	$3,525	$261	$3,254	$20	$4,489	$71

Total:
Construction and land development	$100	$108	$11	$101	$—	$102	$—
Commercial and industrial	539	740	25	578	5	706	16
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,692	1,789	98	1,700	14	3,005	48
Residential real estate	927	1,013	36	933	3	945	13
Consumer	—	—	—	—	—	—	—
Home equity	91	91	91	91	—	91	—

Total	$3,349	$3,741	$261	$3,403	$22	$4,849	$77

The following is information pertaining to impaired loans for September 30, 2014:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 9/30/14	Interest Income Recognized For 3 Months Ending 9/30/14	Average Carrying Value For 9 Months Ending 9/30/14	Interest Income Recognized For 9 Months Ending 9/30/14
	(Dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$225	$—
Commercial and industrial	11	42	—	11	—	53	—
Commercial real estate	392	396	—	396	—	175	—
Residential real estate	—	—	—	18	—	72	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$403	$438	$—	$425	$—	$525	$—

With required reserve recorded:
Construction and land development	$354	$3,400	$272	$355	$—	$207	$—
Commercial and industrial	1,085	1,337	348	1,078	8	1,095	24
Commercial real estate	4,348	4,440	648	4,492	39	4,443	113
Residential real estate	1,549	1,549	152	1,536	3	1,193	8
Consumer	—	—	—	—	—	—	—
Home equity	93	93	93	93	—	94	—

Total	$7,429	$10,819	$1,513	$7,554	$50	$7,032	$145

Total:
Construction and land development	$354	$3,400	$272	$355	$—	$432	$—
Commercial and industrial	1,096	1,379	348	1,089	8	1,148	24
Commercial real estate	4,740	4,836	648	4,888	39	4,618	113
Residential real estate	1,549	1,549	152	1,554	3	1,265	8
Consumer	—	—	—	—	—	—	—
Home equity	93	93	93	93	—	94	—

Total	$7,832	$11,257	$1,513	$7,979	$50	$7,557	$145

There were no troubled debt restructurings occurring during the nine month periods ended September 30, 2015 or September 30, 2014.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)

Unrealized gains and losses on available-for-sale securities
	$52		$—		Net gains on sales of securities
	(21)		—		Provision for income taxes

	$31		$—		Net income

Accretion of unrealized losses transferred
	$1,436		$1,216		Interest on securities held-to-maturity
	(501)		(424)		Provision for income taxes

	$935		$792		Net income

Amortization of defined benefit pension items

Prior-service costs	$(2	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(352	)(b)	(91	)(b)	Salaries and employee benefits

Total before tax	(354)		(94)		Income before taxes
Tax (expense) or benefit	141		38		Provision for income taxes

Net of tax	$(213)		$(56)		Net income

Total reclassifications for the period	$753		$736		Net income, net of tax

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014		Affected Line Item in the Statement Where Net Income is Presented
(In thousands)

Unrealized gains and losses on available-for-sale securities
	$170		$—		Net gains on sales of securities
	(68)		—		Provision for income taxes

	$102		$—		Net income

Accretion of unrealized losses transferred
	$4,141		$4,009		Interest on securities held-to-maturity
	(1,444)		(1,485)		Provision for income taxes

	$2,697		$2,524		Net income

Amortization of defined benefit pension items

Prior-service costs	$(8	)(b)	$(8	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(1,056	)(b)	(274	)(b)	Salaries and employee benefits

Total before tax	(1,064)		(282)		Income before taxes
Tax (expense) or benefit	425		113		Provision for income taxes

Net of tax	$(639)		$(169)		Net income

Total reclassifications for the period	$2,160		$2,355		Net income, net of tax

(a)	Amount in parentheses indicate reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for three and nine months ended September 30, 2014 was an increase of 1,515 and 1,534 shares, respectively. There were no stock options outstanding during the nine months ended September 30, 2015.

The following table is a reconciliation of basic EPS and diluted EPS for the three and nine months ended September 30,

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(in thousands except share and per share data)
Basic EPS Computation:
Numerator:
Net income, Class A	$4,843	$4,480	$13,392	$12,741
Net income, Class B	1,323	1,226	3,658	3,496
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,594,583	3,600,729	3,588,728
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,969,647
Basic EPS, Class A	$1.35	$1.25	$3.72	$3.55
Basic EPS, Class B	0.67	0.62	1.86	1.78
Diluted EPS Computation:
Numerator:
Net income, Class A	$4,843	$4,480	$13,392	$12,741
Net income, Class B	1,323	1,226	3,658	3,496

Total net income, for diluted EPS, Class A computation	6,166	5,706	17,050	16,237
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,594,583	3,600,729	3,588,728
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,969,647
Dilutive effect of Class A stock options	—	1,515	—	1,534

Weighted average shares outstanding diluted, Class A	5,567,909	5,563,278	5,567,909	5,559,909
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,969,647
Diluted EPS, Class A	$1.11	$1.03	$3.06	$2.92
Diluted EPS, Class B	0.67	0.62	1.86	1.78

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2015	2014	2015	2014
	(In thousands)
Service cost	$336	$258	$397	$389
Interest	394	367	341	331
Expected return on plan assets	(688)	(636)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	203	3	150	88

Net periodic benefit (credit) cost	$219	$(34)	$917	$837

Components of Net Periodic Benefit Cost (Credit) for the Nine Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2015	2014	2015	2014
	(In thousands)
Service cost	$1,008	$775	$1,191	$1,166
Interest	1,182	1,100	1,023	994
Expected return on plan assets	(2,064)	(1,907)	—	—
Recognized prior service cost (benefit)	(78)	(78)	87	86
Recognized net actuarial losses	610	9	449	266

Net periodic benefit (credit) cost	$658	$(101)	$2,750	$2,512

Contributions

The company intends to contribute $2,000,000 to the Pension Plan in 2015. As of September 30, 2015, $1,500,000 has been contributed.

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

The results of the fair value hierarchy as of September 30, 2015, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)

U.S. Treasury	$1,998	$—	$1,998	$—
SBA Backed Securities	6,413	—	6,413	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	249,349	—	249,349	—
Privately Issued Residential Mortgage Backed Securities	1,528	—	1,528	—
Obligations Issued by States and Political Subdivisions	147,099	—	—	147,099
Other Debt Securities	3,513	—	3,513	—
Equity Securities	314	277	—	37

Total	$410,214	$277	$262,801	$147,136

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	1,131	—	—	1,131

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three and nine-month periods ended September 30, 2015 amounted to $16,000 and ($227,000), respectively.

There were no transfers between level 1, 2 and 3 for the nine months ended September 30, 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month period ended September 30, 2015.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$147,136	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	1,131	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the nine-month period ended September 30, 2015 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(In thousands)

Balance at December 31, 2014	$3,820	$92,964	$102	$96,886
Purchases	—	166,339	—	166,339
Maturities and calls	—	(115,989)	(65)	(116,054)
Amortization	—	(35)	—	(35)
Changes in fair value	—	—	—	—

Balance at September 30, 2015	$3,820	$143,279	$37	$147,136

The amortized cost of Level 3 securities was $148,012,000 at September 30, 2015 with an unrealized loss of $876,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the nine-month period ended September 30, 2014, are shown in the table below:

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2015	(In thousands)

Financial assets:
Securities held-to-maturity	$1,543,775	$1,565,261	$—	$1,565,261	$—
Loans (1)	1,618,500	1,595,857	—	—	1,595,857
Financial liabilities:
Time deposits	406,420	409,931	—	409,931	—
Other borrowed funds	432,500	438,504	—	438,504	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2014
Financial assets:
Securities held-to-maturity	1,406,792	1,413,603	—	1,413,603	—
Loans (1)	1,309,048	1,291,550	—	—	1,291,550
Financial liabilities:
Time deposits	383,145	387,919	—	387,919	—
Other borrowed funds	395,500	400,196	—	400,196	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation” (Topic 810): This ASU was issued to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest” (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Update No. 2015-03 was issued to simplify presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuances costs are not affected by the amendments in this Update.

The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

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

In April 2015, the FASB issued ASU 2015-05, “Intangible-Goodwill and Other-Internal Use Software” (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update was issued to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change current account for service contracts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

In May 2015, the FASB issued ASU 2015-08, “Business Combinations”. (Topic 805): Pushdown Accounting, Amendments to SEC paragraphs Pursuant to Staff Accounting Bulliten115. This to remove references and to amend certain previously issued pushdown accounting guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At September 30, 2015, the Company had total assets of $3.9 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium sized businesses and retail customers in its market area. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare and higher education. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers to its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a third party full-service securities brokerage business.

The Company has client engagements in Massachusetts, New Hampshire and Rhode Island with approximately 245 government entities throughout the region.

Net income for the quarter ended September 30, 2015 was $6,166,000, or $1.11 per Class A share diluted, compared to net income of $5,706,000, or $1.03 per Class A share diluted, for the quarter ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $17,050,000, or $3.06 per Class A share diluted, compared to net income of $16,237,000, or $2.92 per Class A share diluted, for the nine months ended September 30, 2014.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended September 30, 2015	Three months ended September 30, 2014

Basic EPS – Class A common	$1.35	$1.25
Basic EPS – Class B common	$0.67	$0.62
Diluted EPS – Class A common	$1.11	$1.03
Diluted EPS – Class B common	$0.67	$0.62

	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Basic EPS – Class A common	$3.72	$3.55
Basic EPS – Class B common	$1.86	$1.78
Diluted EPS – Class A common	$3.06	$2.92
Diluted EPS – Class B common	$1.86	$1.78

Net interest income totaled $52.7 million for the nine months ended September 30, 2015 compared to $50.0 million for the same period in 2014. The 5.4% increase in net interest income is primarily due to an increase in average earning assets. The net interest margin decreased from 2.23% on a fully taxable equivalent basis in 2014 to 2.20% on the same basis for 2015. This was primarily the result of a decrease in rates on earning assets. The average balances of earning assets increased by 7.6% combined with a similar increase in average deposits. Also, interest expense increased 3.9% as a result of an increase in deposit balances.

The trends in the net interest margin are illustrated in the graph below:

The primary factor accounting for the decrease in the net interest margin for 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities. The net interest margin has declined slightly throughout 2014 and the first quarter of 2015. During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses decreased by $600,000 for the quarter ended September 30, 2015 from $600,000 for the quarter ended September 30, 2014 primarily as a result of changes in portfolio composition, coupled with strong asset quality. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing composition of the portfolio. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis. Non-performing assets totaled $1.8 million at September 30, 2015, compared to $4.1 million at December 31, 2014.

For the first nine months of 2015, the Company’s effective income tax rate was 3.6% compared to 4.4% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

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

Financial Condition

Loans

On September 30, 2015, total loans outstanding were $1.6 billion, up by $309.5 million from the total on December 31, 2014. At September 30, 2015, commercial real estate loans accounted for 42.8% and residential real estate loans, including home equity loans, accounted for 26.6% of total loans.

Commercial and industrial loans increased to $378.2 million at September 30, 2015 from $149.7 million at December 31, 2014, primarily as a result of an increase in commercial and industrial financing. Construction loans increased to $27.3 million at September 30, 2015 from $22.7 million on December 31, 2014, primarily as a result of an increase in construction financing. Municipal loans increased from $41.9 million to $87.0 million, primarily as a result of loan originations. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare and higher education. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at September 30, 2015 was $22.3 million as compared to $22.3 million at December 31, 2014. The level of the allowance for loan losses to total loans was 1.36% at September 30, 2015 and 1.68% at December 31, 2014.

During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors and certain qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in loan portfolio, as the Company has continued to increase its exposure larger loans to large institutions with strong credit quality. The Company has limited loss history experience with these types of loans and has shifted from utilizing the Company’s internal historical loss factors to utilizing historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of September 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. These loan types have exhibited lower losses than the Company’s historical experience. The combination of the enhancements made to the allowance methodology to address the changing composition of the loan portfolio and the increase in these loan types as a percentage of the overall portfolio, has resulted in a decrease in the ratio of allowance for loan losses to total loans.

The changes in the allowance for loan losses were primarily attributable to the following variables:

•	Increased commercial and industrial lending for which credit ratings were utilized. This caused an increase in the allowance for loan losses category.

•	A shift in the municipal and commercial real estate portfolio for which an increased reliance on credit agency ratings were utilized. This caused a decrease in the allowance for loan losses category.

•	A reduction in the utilization of qualitative factors and increased reliance on credit agency ratings. This caused a general decrease in the allocation of the allowance for loan losses.

In addition, the Company monitors the outlook for the industries in which these institutions operate. Healthcare and higher education are the primary industries. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the qualitative loss factor for each credit grade.

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate
	(In thousands)

Credit Rating:
Aaa – Aa3	$180,006	$59,628	$7,781
A1 – A3	112,507	7,400	131,230
Baa1 – Baa3	9,680	9,035	154,029
Ba2	—	4,480	—

Total	$302,193	$80,543	$293,040

In evaluating the allowance for loan losses the Company considered the following categories to be higher risk:

•	Construction loans: The outstanding loan balance of construction loans at September 30, 2015 is $27.3 million as compared to $22.7 million at December 31, 2014. Based on the general local conditions facing construction, management closely monitors all construction loans and considers this type of loans to be higher risk.

•	Small business loans: The outstanding loan balances of small business loans is $35.8 million at September 30, 2015 as compared to $35.3 million at December 31, 2014. These are considered higher risk loans because small businesses have been negatively impacted by the current economic conditions. In a liquidation scenario, the collateral, if any, is often not sufficient to fully recover the outstanding balance of the loan. As a result, the Company often seeks additional collateral prior to renewing maturing small business loans. In addition, the payment status of the loans is monitored closely in order to initiate collection efforts in a timely fashion.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Allowance for loan losses, beginning of period	$22,245	$21,722	$22,318	$20,941
Loans charged off	(129)	(163)	(613)	(705)
Recoveries on loans previously charged-off	214	310	425	583

Net recoveries (charge-offs)	85	147	(188)	(122)
Provision charged to expense	—	600	200	1,650

Allowance for loan losses, end of period	$22,330	$22,469	$22,330	$22,469

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccruing loans	$1,760	$4,146
Total nonperforming assets	$1,760	$4,146
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.11%	0.31%
Nonperfoming assets as a percentage of total assets	0.05%	0.11%
Accruing troubled debt restructures	$2,994	$3,296

Cash and Cash Equivalents

Cash and cash equivalents decreased from $305.4 million to $113.3 million during the first nine months of 2015. This was primarily the result of a decrease in lower yielding interest-bearing deposits in other banks during the period. Management invested excess cash and cash equivalents in higher yielding securities and loans during the period.

Short-term Investments

Short-term investments remained stable during the nine-month period.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $410.2 million at September 30, 2015, a decrease of 8.5% from December 31, 2014. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. Purchases of securities available-for-sale totaled $168.9 million for the nine months ended September 30, 2015. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.5 years.

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

Securities available-for-sale totaling $147.1 million, or 3.8% of assets are classified as Level 3. These securities are generally failed auction rate securities, equity investments or obligations of states and political subdivisions with no readily determinable fair value. Failed auction rate securities were reclassified to Level 3 during the first quarter of 2009 due to the lack of an active market. Fair values for Level 3 securities are, generally, arrived at based upon a review of market trades of similar instruments, if any, as well as an analysis of the security based upon market liquidity and prevailing market interest rates.

During the first nine months of 2015, net unrealized gains on the securities available-for-sale decreased to $8,000 from $180,000 at December 31, 2014. Unrealized gains on the available-for-sale portfolio decreased mainly as a result of a higher proportion of short-term obligations issued by states and political subdivisions that are carried at par value.

	September 30, 2015	December 31, 2014
	(In thousands)

U.S. Treasury	$1,998	$2,000
Small Business Administration	6,413	6,717
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	249,349	337,093
Privately Issued Residential Mortgage-backed Securities	1,528	1,874
Obligations issued by States and Political Subdivisions	147,099	96,784
Other Debt Securities	3,513	3,524
Equity Securities	314	398

Total Securities Available–for-Sale	$410,214	$448,390

During the first nine months of 2015, the Company capitalized on favorable market conditions and realized $170,000 of net gains on sales of investments. The sale of investments represented five U.S. Government Sponsored enterprises totaling $42,716,000. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1.5 billion on September 30, 2015, an increase of 9.7% from the total on December 31, 2014. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.2 years.

	September 30, 2015	December 31, 2014
	(In thousands)
U.S. Government Sponsored Enterprises	$235,457	$251,617
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,308,318	1,155,175

Total Securities Held-to-Maturity	$1,543,775	$1,406,792

At September 30, 2015 and December 31, 2014, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first nine months of 2015, the Company purchased $4.8 million and had no redemptions of FHLBB stock. As of September 30, 2015, no impairment has been recognized.

Deposits and Borrowed Funds

On September 30, 2015, deposits totaled $2.9 billion, representing a 6.3% increase from December 31, 2014. Total deposits increased primarily as a result of increases in demand deposits, money market accounts, and savings and NOW, and time deposits. Money market and Savings and NOW, and time deposits increased as the Company continued to offer attractive rates for these types of deposits during the first nine months of the year. Borrowed funds totaled $644.3 million compared to $607.9 million at December 31, 2014. Borrowed funds increased mainly as a result of borrowings to fund loan originations.

Stockholders’ Equity

At September 30, 2015, total equity was $211.1 million compared to $192.5 million at December 31, 2014. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. During the third quarter of 2013, $987.0 million of securities available-for-sale with unrealized losses of $25.3 million were transferred to securities held-to-maturity. This was done in response to rising interest rates. The Company’s leverage ratio stood at 6.71% at September 30, 2015, compared to 6.91% at December 31, 2014. The decrease in the leverage ratio is primarily due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of September 30, 2015 was $37.92 per share compared to $34.57 at December 31, 2014.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2015			September 30, 2014
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)

ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$804,462	$8,774	4.33%	$764,345	$8,095	4.20%
Loans tax-exempt	790,694	8,147	4.09	571,237	7,153	4.97
Securities available-for-sale (5):
Taxable	319,006	666	0.84	446,773	675	0.60
Tax-exempt	138,031	249	0.72	61,824	117	0.76
Securities held-to-maturity:
Taxable	1,645,878	8,834	2.15	1,528,523	8,104	2.12
Interest-bearing deposits in other banks	47,886	35	0.29	86,656	60	0.28

Total interest-earning assets	3,745,957	26,705	2.85	3,459,358	24,204	2.80
Non interest-earning assets	193,519			167,608
Allowance for loan losses	(22,333)			(22,040)

Total assets	$3,917,143			$3,604,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$769,967	$455	0.23%	$761,506	$432	0.23%
Savings accounts	347,222	274	0.31	327,990	210	0.25
Money market accounts	930,657	760	0.32	947,986	725	0.30
Time deposits	419,687	1,231	1.16	362,507	1,089	1.19

Total interest-bearing deposits	2,467,533	2,720	0.44	2,399,989	2,456	0.41
Securities sold under agreements to repurchase	249,874	129	0.20	202,050	90	0.18
Other borrowed funds and subordinated debentures	418,289	2,285	2.17	287,908	2,333	3.22

Total interest-bearing liabilities	3,135,696	5,134	0.65%	2,889,947	4,879	0.67%

Non interest-bearing liabilities
Demand deposits	522,834			488,443
Other liabilities	51,115			34,672

Total liabilities	3,709,645			3,413,062

Stockholders’ equity	207,498			191,864
Total liabilities & stockholders’ equity	$3,917,143			$3,604,926

Net interest income on a fully taxable equivalent basis		21,571			19,325
Less taxable equivalent adjustment		(2,955)			(2,580)

Net interest income		$18,616			$16,745

Net interest spread (3)			2.20%			2.13%

Net interest margin (4)			2.28%			2.22%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2015			September 30, 2014
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)

ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$761,209	$23,963	4.21%	$763,767	$24,531	4.29%
Loans tax-exempt	680,380	22,671	4.46	533,625	20,552	5.15
Securities available-for-sale (5):
Taxable	347,741	1,900	0.73	454,839	2,184	0.64
Tax-exempt	114,363	605	0.71	45,012	276	0.82
Securities held-to-maturity:
Taxable	1,640,388	26,373	2.14	1,514,604	23,904	2.10
Interest-bearing deposits in other banks	163,144	328	0.27	133,929	271	0.27

Total interest-earning assets	3,707,225	75,840	2.74	3,445,776	71,718	2.78
Non interest-earning assets	189,137			164,682
Allowance for loan losses	(22,432)			(21,603)

Total assets	$3,873,930			$3,588,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$793,699	$1,337	0.23%	$771,399	$1,264	0.22%
Savings accounts	340,496	712	0.28	333,829	647	0.26
Money market accounts	959,192	2,276	0.32	929,328	2,033	0.29
Time deposits	395,915	3,594	1.21	379,565	3,315	1.17

Total interest-bearing deposits	2,489,302	7,919	0.43	2,414,121	7,259	0.40
Securities sold under agreements to repurchase	254,521	371	0.19	213,511	284	0.18
Other borrowed funds and subordinated debentures	370,152	6,570	2.37	264,116	6,753	3.42

Total interest-bearing liabilities	3,113,975	14,860	0.64%	2,891,748	14,296	0.66%

Non interest-bearing liabilities
Demand deposits	507,855			476,953
Other liabilities	50,907			34,242

Total liabilities	3,672,737			3,402,943

Stockholders’ equity	201,193			185,912
Total liabilities & stockholders’ equity	$3,873,930			$3,588,855

Net interest income on a fully taxable equivalent basis		60,980			57,422
Less taxable equivalent adjustment		(8,243)			(7,409)

Net interest income		$52,737			$50,013

Net interest spread (3)			2.10%			2.12%

Net interest margin (4)			2.20%			2.23%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans
Taxable	$433	$246	$679	$(82)	$(486)	$(568)
Tax-exempt	2,415	(1,421)	994	5,141	(3,022)	2,119
Securities available-for-sale
Taxable	(225)	216	(9)	(559)	275	(284)
Tax-exempt	138	(6)	132	372	(43)	329
Securities held-to-maturity
Taxable	629	101	730	2,015	454	2,469
Interest-bearing deposits in other banks	(28)	3	(25)	59	(2)	57

Total interest income	3,362	(861)	2,501	6,946	(2,824)	4,122

Interest expense:
Deposits:
NOW accounts	5	18	23	37	36	73
Savings accounts	13	51	64	13	52	65
Money market accounts	(13)	48	35	67	176	243
Time deposits	168	(26)	142	146	133	279

Total interest-bearing deposits	173	91	264	263	397	660
Securities sold under agreements to repurchase	23	16	39	58	29	87
Other borrowed funds and subordinated debentures	857	(905)	(48)	2,241	(2,424)	(183)

Total interest expense	1,053	(798)	255	2,562	(1,998)	564

Change in net interest income	$2,309	$(63)	$2,246	$4,384	$(826)	$3,558

Net Interest Income

For the three months ended September 30, 2015, net interest income on a fully taxable equivalent basis totaled $21.6 million compared to $19.3 million for the same period in 2014, an increase of $2.2 million or 11.6%. This increase in net interest income for the period is primarily due to an increase in interest earning assets and a six basis point increase in the net interest margin. The net interest margin increased from 2.22% on a fully taxable equivalent basis in 2014 to 2.28% on the same basis for 2015. This was primarily the result of prepayment penalties collected during the quarter. Also, interest expense increased slightly as a result of an increase in deposit balances and there was an 8.3% increase in the average balances of earning assets, combined with a similar increase in average deposits.

For the nine months ended September 30, 2015, net interest income on a fully taxable equivalent basis totaled $61.0 million compared to $57.4 million for the same period in 2014, an increase of $3.6 million or 6.2%. This increase in net interest income for the period is primarily due to an increase in interest earning assets and prepayment penalties collected. The net interest margin decreased from 2.23% on a fully taxable equivalent basis in 2014 to 2.20% on the same basis for 2015. This was primarily the result of a decrease in rates on earning assets. The average balances of earning assets increased by 7.6% combined with a similar increase in average deposits. Also, interest expense increased slightly as a result of an increased 3.9% as a result of an increase in deposit balances.

Provision for Loan Losses

For the three months ended September 30, 2015, the loan loss provision was $0 compared to a provision of $600,000 for the same period last year. For the nine months ended September 30, 2015, the loan loss provision was $200,000 compared to a provision of $1.7 million for the same period last year. The decrease in the provision was primarily as a result of changes in portfolio composition, coupled with strong asset quality. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing composition of the portfolio. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2015 increased by $72,000 from the same period last year to $3.8 million. This was mainly attributable to an increase in gains on sales of mortgage loans of $92,000 from the same period last year. Gains on sales of investments increased by $52,000. Lockbox fees increased by $59,000 as a result of increased customer volume. Offsetting some of the increases were decreases in service charges on deposit accounts and decreases in other income. This was mainly attributable to a decrease in overdraft fees and other customer fees, respectively.

Other operating income for the nine months ended September 30, 2015 increased by $702,000 to $11.5 million from $10.8 million for the same period last year. This was mainly attributable to an increase in gains on sales of mortgage loans of $521,000 from the same period last year. Also, other income increased by $178,000. This was mainly attributable to an increase in customer fees. Gains on sales of investments increased by $170,000. Lockbox fees increased by $113,000 as a result of increased customer volume. Offsetting some of the increases were decreases in service charges on deposit accounts. This was mainly attributable to a decrease in overdraft fees.

For the quarter ended September 30, 2015, operating expenses increased by $2.1 million or 15.2% to $16.1 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $1.4 million in salaries and employee benefits, $363,000 in other expenses, $158,000 increase in occupancy costs, $145,000 in equipment costs, and $52,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of increases in pension costs, merit increases, and bonus accruals. Other expenses increased mainly as a result of increases in legal and software maintenance expenses. Occupancy costs increased mainly as a result of increased costs associated with branch expansion. Equipment costs increased mainly as a result of depreciation of capital improvements. FDIC assessments increased mainly as a result of an increase in the assessment base.

For the nine months ended September 30, 2015, operating expenses increased by $4.2 million or 9.9% to $46.4 million, from the same period last year. The increase in operating expenses for the period was mainly attributable to an increase of $2.4 million in salaries and employee benefits, $929,000 in other expenses, $516,000 increase in occupancy costs, $240,000 in equipment costs, and $126,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of increases in pension costs and merit increases. Other expenses increased mainly as a result of increases in marketing expenses and legal costs. Occupancy costs increased mainly as a result of increased costs associated with branch expansion. Equipment costs increased mainly as a result of depreciation of capital improvements. FDIC assessments increased mainly as a result of an increase in the assessment base.

Income Taxes

For the third quarter of 2015, the Company’s income tax expense totaled $180,000 on pretax income of $6.3 million resulting in an effective tax rate of 2.8%. For last year’s corresponding quarter, the Company’s income tax expense totaled $221,000 on pretax income of $5.9 million resulting in an effective tax rate of 3.7%. For the first nine months of 2015, the Company’s income tax expense totaled $628,000 on pretax income of $17.7 million resulting in an effective tax rate of 3.6%. For last year’s corresponding period, the Company’s income tax expense totaled $745,000 on pretax income of $17.0 million resulting in an effective tax rate of 4.4%. The decrease in the effective income tax rate, for both periods, was primarily the result of an increase in tax-exempt income.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2015 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2		Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 3		DefaultsUpon Senior Securities – None

Item 4		MineSafety Disclosures – Not applicable

Item 5		OtherInformation – None

Item 6		Exhibits

31.1 Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2 Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

	+	32.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	+	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.INS XBRL Instance Document

+ + 101.SCH XBRL Taxonomy Extension Schema

+ + 101.CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2015	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)