Form 10-K
period 2015-12-31
CENTURY BANCORP INC
filed 2016-03-09
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2015 was $147,462,191.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2016:

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2015 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2015, the Company had total assets of $3.9 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York.

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

The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprising of approximately 250 government entities.

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

Employees

As of December 31, 2015, the Company had 374 full-time and 64 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadened the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance must be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” has been extended to July 21, 2016 and is expected to be extended further to July 31, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

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

The risk factors that may affect the Company’s performance and results of operations include the following:

(i) the Company’s business is dependent upon general economic conditions in Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York. The national and local economies may adversely affect the Company’s performance and results of operations;

(ii) the Company’s earnings depend, to a great extent, upon the level of net interest income generated by the Company, and therefore the Company’s results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve;

(iii) the banking business is highly competitive and the profitability of the Company depends upon the Company’s ability to attract loans and deposits in Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York, where the Company competes with a variety of traditional banking companies, some of which have vastly greater resources, and nontraditional institutions such as credit unions and finance companies;

(iv) at December 31, 2015, approximately 67.8% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2015, approximately 25.0% of the Company’s loan portfolio was comprised of residential real estate and home equity loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2015, our goodwill and other identifiable intangible assets were approximately $2.7 million;

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 26 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2015 to 2026. The Company believes that its banking offices are in good condition.

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

(a)  The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2014 is shown on page 11. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

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

(b)  Approximate number of equity security holders as of December 31, 2015:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	1,058
Class B Common Stock	47

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
2015
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

(d)  The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2015:

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

The information required herein is shown on pages 10 through 12.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 13 through 36.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on pages 33 and 34.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 37 through 86.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no changes that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

Financial Highlights

	2015	2014	2013	2012	2011
(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$90,093	$85,371	$79,765	$81,494	$78,065
Interest expense	20,134	19,136	18,805	19,540	22,766

Net interest income	69,959	66,235	60,960	61,954	55,299
Provision for loan losses	200	2,050	2,710	4,150	4,550

Net interest income after provision for loan losses	69,759	64,185	58,250	57,804	50,749
Other operating income	15,993	15,271	18,615	15,865	16,240
Operating expenses	62,198	56,730	55,812	53,238	48,742

Income before income taxes	23,554	22,726	21,053	20,431	18,247
Provision for income taxes	533	866	1,007	1,392	1,554

Net income	$23,021	$21,860	$20,046	$19,039	$16,693

Average shares outstanding Class A, basic	3,600,729	3,591,732	3,575,683	3,557,693	3,543,233
Average shares outstanding Class B, basic	1,967,180	1,969,030	1,980,855	1,990,474	1,997,411
Average shares outstanding Class A, diluted	5,567,909	5,562,209	5,557,693	5,549,191	5,541,794
Average shares outstanding Class B, diluted	1,967,180	1,969,030	1,980,855	1,990,474	1,997,411
Total shares outstanding at year-end	5,567,909	5,567,909	5,556,584	5,554,959	5,542,697
Earnings per share:
Basic, Class A	$5.02	$4.78	$4.39	$4.18	$3.68
Basic, Class B	$2.51	$2.39	$2.19	$2.09	$1.84
Diluted, Class A	$4.13	$3.93	$3.61	$3.43	$3.01
Diluted, Class B	$2.51	$2.39	$2.19	$2.09	$1.84
Dividend payout ratio — Non-GAAP(1)	9.6%	10.0%	10.9%	11.5%	13.1%
AT YEAR-END
Assets	$3,947,441	$3,624,036	$3,431,154	$3,086,209	$2,743,225
Loans	1,731,536	1,331,366	1,264,763	1,111,788	984,492
Deposits	3,075,060	2,737,591	2,715,839	2,445,073	2,124,584
Stockholders’ equity	214,544	192,500	176,472	179,990	160,649
Book value per share	$38.53	$34.57	$31.76	$32.40	$28.98
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.59%	0.61%	0.60%	0.65%	0.63%
Return on average stockholders’ equity	11.26%	11.57%	11.58%	11.06%	10.72%
Net interest margin, taxable equivalent	2.18%	2.22%	2.21%	2.51%	2.48%
Net (recoveries) charge-offs as a percent of average loans	(0.04)%	0.05%	0.08%	0.15%	0.21%
Average stockholders’ equity to average assets	5.25%	5.27%	5.22%	5.85%	5.88%
Efficiency ratio — Non-GAAP(1)	64.1%	62.0%	63.0%	62.1%	62.2%

Financial Highlights — (Continued)

(1)	Non-GAAP Financial Measures are reconciled in the following tables:

	2015	2014	2013	2012	2011
Calculation of Efficiency Ratio:
Total Operating Expenses (numerator)	$62,198	$56,730	$55,812	$53,238	$48,742

Net Interest Income	$69,959	$66,235	$60,960	$61,954	$55,299
Total Other Operating Income	15,993	15,271	18,615	15,865	16,240
Tax Equivalent Adjustment	11,140	10,033	8,984	7,964	6,782

Total Income (denominator)	$97,092	$91,539	$88,559	$85,783	$78,321

Efficiency Ratio, Year — Non-GAAP	64.1%	62.0%	63.0%	62.1%	62.2%

	2015	2014	2013	2012	2011
Calculation of Dividend Payout Ratio:
Dividends Paid (numerator)	$2,200	$2,196	$2,191	$2,186	$2,180

Net Income (denominator)	$23,021	$21,860	$20,046	$19,039	$16,693

Dividend Payout Ratio – Non-GAAP	9.6%	10.0%	10.9%	11.5%	13.1%

Per Share Data 2015, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$45.09	$41.87	$41.44	$40.50
Low	40.95	38.61	38.37	38.34
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

2014, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$40.50	$38.88	$37.68	$37.00
Low	34.26	34.10	33.05	32.95
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2010 to December 31, 2015 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Financial Highlights — (Continued)

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2010 at:	2011	2012	2013	2014	2015
Century Bancorp, Inc.	$107.37	$127.27	$130.26	$159.05	$174.57
NASDAQ Banks	74.57	100.48	137.27	153.50	156.89
NASDAQ U.S.	99.17	116.48	163.21	187.27	200.31

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2010 and that all dividends were reinvested.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadened the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance must be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” has been extended to July 21, 2016 and is expected to be extended further to July 31, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

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

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2015, the Company had total assets of $3.9 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium sized businesses and retail customers in its market area. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare and higher education. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a third party full-service securities brokerage business.

The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprising of approximately 250 government entities.

The Company had net income of $23,021,000 for the year ended December 31, 2015, compared with net income of $21,860,000 for the year ended December 31, 2014, and net income of $20,046,000 for the year ended December 31, 2013. Class A diluted earnings per share were $4.13 in 2015, compared to $3.93 in 2014 and $3.61 in 2013.

Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2015	2014	2013
Basic EPS – Class A common	$5.02	$4.78	$4.39
Basic EPS – Class B common	$2.51	$2.39	$2.19
Diluted EPS – Class A common	$4.13	$3.93	$3.61
Diluted EPS – Class B common	$2.51	$2.39	$2.19

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

The primary factor accounting for the decrease in the net interest margin for 2013 was an additional large influx of deposits. Management invested the funds in shorter term securities. The net interest margin has declined slightly throughout 2014 and the first quarter of 2015. During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 as a result of lower yielding loan originations as well as a lower level of prepayment penalties.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

Historical U.S. Treasury Yield Curve

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. During 2013, longer-term rates increased resulting in a steepening of the yield curve. During 2014 and 2015, longer-term rates decreased resulting in a flattening of the yield curve.

During 2015 and 2014, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. Also contributing to the increase in earnings for 2015 was a decrease in the provision for loan losses. This was primarily the result of changes in the risk profile of the Company’s new loan originations, related methodology enhancements to address these changes, as well as net recoveries being realized during the year. During 2015, 2014 and 2013, the U.S. economy experienced a low short-term rate environment. The lower short-term rates negatively impacted the net interest margin as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Total assets were $3,947,441,000 at December 31, 2015, an increase of 8.9% from total assets of $3,624,036,000 at December 31, 2014.

On December 31, 2015, stockholders’ equity totaled $214,544,000, compared with $192,500,000 on December 31, 2014. Book value per share increased to $38.53 at December 31, 2015, from $34.57 on December 31, 2014.

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

The Company considers impairment of investment securities, allowance for loan losses and income taxes to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the investment securities accounting policy that require material estimates and assumptions. There was a methodology enhancement to the allowance for loan losses policy. This enhancement is described below.

Impaired Investment Securities

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a periodic basis. Factors considered in determining whether an impairment is OTTI include: (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) projected future cash flows, (3) the financial condition and near-term prospects of the issuers and (4) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company records an OTTI loss in an amount equal to the entire difference between the fair value and amortized cost if (1) the Company intends to sell an impaired investment security, (2) it is more likely than not that the Company will be required to sell the investment security before its amortized costs or (3) for debt securities, the present value of expected future cash flows is not sufficient to recover the entire amortized cost basis. If an investment security is determined to be OTTI but the Company does not intend to sell the investment security, only the credit portion of the estimated loss is recognized in earnings, with the non-credit portion of the loss recognized in other comprehensive income.

The Company does not intend to sell any of its debt securities with an unrealized loss, and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, which may be maturity.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the specific allowances, if appropriate, for identified problem loans, formula allowance, and possibly an unallocated allowance. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.

Specific allowances for loan losses entail the assignment of allowance amounts to individual loans on the basis of loan impairment. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. The formula allowances are based on evaluations of homogenous loans to determine the allocation appropriate within each portfolio segment. Formula allowances are based on internal risk ratings or credit ratings from external sources. After considering the above components, an unallocated component may be generated to cover uncertainties that could affect management’s estimate of probable losses. Further information regarding the Company’s methodology for assessing the appropriateness of the allowance is contained within Note 1 of the “Notes to Consolidated Financial Statements”.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The enhancement is described within the Allowance for Loan Losses section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition”. Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Income Taxes

Certain areas of accounting for income taxes require management’s judgment, including determining the expected realization of deferred tax assets and the adequacy of liabilities for uncertain tax positions. Judgments are made regarding various tax positions, which are often subjective and involve assumptions about items that are inherently uncertain. If actual factors and conditions differ materially from estimates made by management, the actual realization of the net deferred tax assets or liabilities for uncertain tax positions could vary materially from the amounts previously recorded.

Deferred tax assets arise from items that may be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which refund claims could be carried back. Valuation allowances are recorded against those deferred tax assets determined not likely to be realized. Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or a deduction taken on the Company’s tax return but not yet recognized as an expense in the Company’s financial statements. Deferred tax liabilities are also recognized for certain non-cash items such as goodwill.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2015 totaled $404,623,000 and included gross unrealized gains of $979,000 and gross unrealized losses of $1,333,000. A year earlier, the fair value of securities available-for-sale was $448,390,000 including gross unrealized gains of $1,630,000 and gross unrealized losses of $1,450,000. In 2015, the Company recognized gains of $289,000 on the sale of available-for-sale securities. In 2014 and 2013, the Company recognized gains of $450,000 and $3,019,000, respectively.

Securities classified as held-to-maturity consist of U.S. Government Sponsored Enterprises and mortgage-backed securities. Securities held-to-maturity as of December 31, 2015 are carried at their amortized cost of $1,438,903,000. A year earlier, securities held-to-maturity totaled $1,406,792,000. In 2015 the company recognized gains of $305,000 on the sale of held-to-maturity securities. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. In 2014 and 2013, the Company did not recognize any gains on sales of held-to-maturity securities.

During the third quarter of 2013, $987,037,000 of securities available-for-sale with unrealized losses of $25,333,000 were transferred to securities held-to-maturity. This was done in response to rising interest rates and an assessment of liquidity needs.

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2015		2014		2013
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$1,989	0.5%	$2,000	0.4%	$1,998	0.4%
U.S. Government Sponsored Enterprises	—	0.0%	—	0.0%	10,004	2.2%
SBA Backed Securities	5,989	1.5%	6,717	1.5%	7,302	1.6%
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	233,526	57.7%	337,093	75.2%	403,189	86.8%
Privately Issued Residential Mortgage-Backed Securities	1,434	0.4%	1,874	0.4%	2,277	0.5%
Obligations Issued by States and Political Subdivisions	156,960	38.8%	96,784	21.6%	36,723	7.9%
Other Debt Securities	4,473	1.0%	3,524	0.8%	2,176	0.5%
Equity Securities	252	0.1%	398	0.1%	576	0.1%

Total	$404,623	100.0%	$448,390	100.0%	$464,245	100.0%

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Securities available-for-sale totaling $156,997,000, or 4.0% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2015		2014		2013
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Government Sponsored Enterprises	$186,734	13.0%	$251,617	17.9%	$291,779	19.6%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,252,169	87.0%	1,155,175	82.1%	1,196,105	80.4%

Total	$1,438,903	100.0%	$1,406,792	100.0%	$1,487,884	100.0%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2015. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$1,989	0.5%	0.54%	$—	0.0%	0.00%	$—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	1,031	0.3%	0.92%	4,958	1.2%	1.16%	—	0.0%	0.00%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	43	0.0%	5.71%	142,232	35.1%	0.83%	91,251	22.6%	0.83%	—	0.0%	0.00%
Privately Issued Residential Mortgage-Backed Securities	1,434	0.4%	1.20%	—	0.0%	0.0%	—	0.0%	0.00%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	150,861	37.3%	0.77%	1,894	0.5%	3.35%	385	0.1%	4.92%	3,820	0.9%	0.58%
Other Debt Securities	299	0.1%	0.90%	799	0.2%	1.28%	1,000	0.2%	6.00%	1,003	0.2%	6.00%
Equity Securities	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%

Total	$152,637	37.8%	0.78%	$147,945	36.6%	0.86%	$97,594	24.1%	0.91%	$4,823	1.1%	1.71%

	Non- Maturing	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$1,989	0.5%	0.05%
SBA Backed Securities	—	0.0%	0.00%	5,989	1.5%	1.12%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	233,526	57.7%	0.83%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	1,434	0.4%	1.20%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	156,960	38.8%	0.81%
Other Debt Securities	1,372	0.3%	3.20%	4,473	1.0%	3.96%
Equity Securities	252	0.1%	3.26%	252	0.1%	3.26%

Total	$1,624	0.4%	3.21%	$404,623	100.0%	0.86%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Government Sponsored Enterprises	$—	0.0%	0.00%	$147,636	10.3%	1.91%	$39,098	2.7%	2.82%	$—	0.0%	0.00%	$186,734	13.0%	2.10%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,712	0.1%	2.99%	996,755	69.3%	2.26%	250,548	17.4%	2.37%	3,154	0.2%	3.02%	1,252,169	87.0%	2.29%

Total	$1,712	0.1%	2.99%	$1,144,391	79.6%	2.21%	$289,646	20.1%	2.43%	$3,154	0.2%	3.02%	$1,438,903	100.0%	2.26%

At December 31, 2015 and 2014, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2015, sales of securities totaling $51,551,000 in gross proceeds resulted in a net realized gain of $594,000. There were no sales of state, county or municipal securities during 2015 and 2014. In 2014, sales of securities totaling $40,285,000 in gross proceeds resulted in net realized gains of $450,000. In 2013, sales of securities totaling $224,045,000 in gross proceeds resulted in net realized gains of $3,019,000.

Management reviews the investment portfolio for other-than-temporary impairment of individual securities on a regular basis. The results of such analysis are dependent upon general market conditions and specific conditions related to the issuers of our securities.

Loans

The Company’s lending activities are conducted principally in Massachusetts, New Hampshire, Rhode Island, Connecticut and New York. The Company grants single-family and multi-family residential loans, commercial and commercial real estate loans, municipal loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate market in the borrowers’ geographic areas and of the general economy.

The following summary shows the composition of the loan portfolio at the dates indicated.

	2015		2014		2013		2012		2011
December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(dollars in thousands)
Construction and land development	$27,421	1.6%	$22,744	1.7%	$33,058	2.6%	$38,618	3.5%	$56,819	5.7%
Commercial and industrial	452,235	26.1%	149,732	11.2%	76,675	6.1%	88,475	8.0%	82,404	8.4%
Municipal	85,685	4.9%	41,850	3.1%	32,737	2.6%	1,446	0.1%	—	0.0%
Commercial real estate	721,506	41.7%	696,272	52.3%	696,317	55.0%	575,019	51.7%	487,495	49.5%
Residential real estate	255,346	14.7%	257,305	19.3%	286,041	22.6%	281,857	25.3%	239,307	24.3%
Consumer	10,744	0.6%	10,925	0.8%	8,824	0.7%	6,823	0.6%	6,197	0.6%
Home equity	178,020	10.3%	151,275	11.4%	130,277	10.3%	118,923	10.7%	110,786	11.3%
Overdrafts	579	0.1%	1,263	0.2%	834	0.1%	627	0.1%	1,484	0.2%

Total	$1,731,536	100.0%	$1,331,366	100.0%	$1,264,763	100.0%	$1,111,788	100.0%	$984,492	100.0%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

At December 31, 2015, 2014, 2013, 2012 and 2011, loans were carried net of discounts of $360,000, $407,000, $454,000, $498,000 and $550,000, respectively. Net deferred loan fees of $988,000, $908,000, $174,000, $369,000 and $666,000 were carried in 2015, 2014, 2013, 2012 and 2011, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2015. The table excludes loans secured by 1–4 family residential real estate and loans for household and family personal expenditures. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2015

	One Year or Less	One to Five Years	Over Five Years	Total
(dollars in thousands)
Construction and land development	$7,356	$4,082	$15,983	$27,421
Commercial and industrial	28,539	23,446	400,250	452,235
Commercial real estate	33,598	57,294	630,614	721,506

Total	$69,493	$84,822	$1,046,847	$1,201,162

The following table indicates the rate variability of the above loans due after one year.

December 31, 2015	One to Five Years	Over Five Years	Total
(dollars in thousands)
Predetermined interest rates	$38,985	$291,900	$330,885
Floating or adjustable interest rates	45,837	754,947	800,784

Total	$84,822	$1,046,847	$1,131,669

The Company’s commercial and industrial (“C&I”) loan customers represent various small and middle-market established businesses involved in manufacturing, distribution, retailing and services. C&I loan customers also include large healthcare and higher education institutions. During 2015, the Company increased its lending activities to these types of organizations. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.

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

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $23,978,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2015, the Company was obligated to advance a total of $11,589,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2015	2014	2013	2012	2011
(dollars in thousands)
Total nonperforming loans	$2,336	$4,146	$2,549	$4,471	$5,827
Other real estate owned	—	—	—	—	1,182

Total nonperforming assets	$2,336	$4,146	$2,549	$4,471	$7,009

Accruing troubled debt restructured loans	$2,893	$3,296	$5,969	$3,048	$4,634
Loans past due 90 and still accruing	—	—	—	—	18
Nonperforming loans as a percent of gross loans	0.13%	0.31%	0.20%	0.40%	0.59%
Nonperforming assets as a percent of total assets	0.06%	0.11%	0.07%	0.14%	0.26%

The composition of impaired loans at December 31, is as follows:

	2015	2014	2013	2012	2011
Residential real estate, multi-family	$916	$962	$1,199	$766	$516
Home equity	90	92	94	96	—
Commercial real estate	1,678	4,318	4,520	2,281	4,561
Construction and land development	98	103	608	1,500	1,500
Commercial and industrial	443	852	1,367	1,282	1,525
Municipals	—	—	—	—	—

Total impaired loans	$3,225	$6,327	$7,788	$5,925	$8,102

At December 31, 2015, 2014, 2013, 2012 and 2011, impaired loans had specific reserves of $250,000, $904,000, $1,019,000, $1,732,000 and $741,000 respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $185,299,000, $143,696,000, $109,301,000, $26,786,000 and $18,196,000 at December 31, 2015, 2014, 2013, 2012, and 2011, respectively. The Company had no loans held for sale at December 31, 2015, December 31, 2014 and December 31, 2013, $9,378,000 at December 31, 2012, $3,389,000 at December 31, 2011.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets and are amortized in proportion to, and over the period of estimated net servicing income and are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $1,305,000 at December 31, 2015, $941,000 at December 31, 2014, $703,000 for December 31, 2013, and $137,000 for December 31, 2012.

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

Nonaccrual loans decreased during 2015 primarily due to the sale and partial charge-off of the property securing a large commercial real estate loan subsequent to foreclosure.

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

The Company continues to monitor closely $11,203,000 and $14,558,000 at December 31, 2015 and 2014, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2015, although such values may fluctuate with changes in the economy and the real estate market.

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

Year Ended December 31,	2015	2014	2013	2012	2011
(dollars in thousands)
Year-end loans outstanding (net of unearned discount and deferred loan fees)	$1,731,536	$1,331,366	$1,264,763	$1,111,788	$984,492

Average loans outstanding (net of unearned discount and deferred loan fees)	$1,507,546	$1,307,888	$1,184,912	$1,036,296	$948,883

Balance of allowance for loan losses at the beginning of year	$22,318	$20,941	$19,197	$16,574	$14,053

Loans charged-off:
Commercial and industrial	—	333	234	1,253	676
Construction	172	500	1,000	—	1,200
Commercial real estate	298	—	—	—	—
Residential real estate	—	24	—	351	341
Consumer	311	525	579	697	607

Total loans charged-off	781	1,382	1,813	2,301	2,824

Recovery of loans previously charged-off:
Commercial and industrial	212	201	389	307	293
Construction	780	—	—	—	—
Real estate	91	117	31	45	35
Consumer	255	391	427	422	467

Total recoveries of loans previously charged-off:	1,338	709	847	774	795

Net loan (recoveries) charge-offs	(557)	673	966	1,527	2,029
Provision charged to operating expense	200	2,050	2,710	4,150	4,550

Balance at end of year	$23,075	$22,318	$20,941	$19,197	$16,574

Ratio of net (recoveries) charge-offs during the year to average loans outstanding	(0.04)%	0.05%	0.08%	0.15%	0.21%

Ratio of allowance for loan losses to loans outstanding	1.33%	1.68%	1.66%	1.73%	1.68%

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

charge-offs being higher than historical levels. Charge-offs declined in 2012, 2013, 2014, and 2015 as a result of the overall decrease in the level of nonaccrual loans. The dollar amount of the allowance for loan losses and the level of the allowance for loan losses to total loans increased primarily as a result of a lower level of charge-off activity combined with changes in the portfolio composition and related methodology enhancements to address these changes. During 2015 the Company received a large recovery of a loan previously charged-off. This was primarily attributable to net loan recoveries for 2015.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loan types as a percentage of the overall portfolio, has resulted in a decrease in the ratio of allowance for loan losses to total loans.

In addition, the Company monitors the outlook for the industries in which these institutions operate. Healthcare and higher education are the primary industries. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the quantitative loss factor for each credit grade.

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)
Credit Rating:
Aaa-Aa3	$234,733	$63,865	$7,547	$306,145
A1-A3	140,419	7,400	130,872	278,691
Baa1-Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

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

	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Construction and land development	$2,041	1.6%	$1,592	1.7%	$2,174	2.6%	$3,041	3.5%	$2,893	5.7%
Commercial and industrial	5,899	26.1	4,757	11.2	2,617	6.1	3,118	8.0	3,139	8.4
Municipal	994	4.9	1,488	3.1	655	2.6	24	0.1	—	0.0
Commercial real estate	10,589	41.7	11,199	52.3	10,935	55.0	9,041	51.7	6,566	49.5
Residential real estate	1,320	14.7	776	19.3	2,006	22.6	1,994	25.3	1,886	24.3
Consumer and other	644	0.7	810	1.0	432	0.8	333	0.7	356	0.8
Home equity	1,077	10.3	599	11.4	959	10.3	886	10.7	704	11.3
Unallocated	511		1,097		1,163		760		1,030

Total	$23,075	100.0%	$22,318	100.0%	$20,941	100.0%	$19,197	100.0%	$16,574	100.0%

Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The enhancements described above have resulted in a lower level of unallocated allowance for loan losses. Further information regarding the allocation of the allowance is contained within Note 6 of the “Notes to Consolidated Financial Statements.”

Deposits

The Company offers savings accounts, NOW accounts, demand deposits, time deposits and money market accounts. Additionally, the Company offers cash management accounts which provide either automatic transfer of funds above a specified level from the customer’s checking account to a money market account or short-term borrowings. Also, an account reconciliation service is offered whereby the Company provides a report balancing the customer’s checking account.

Interest rates on deposits are set twice per month by the Bank’s rate-setting committee, based on factors including loan demand, maturities and a review of competing interest rates offered. Interest rate policies are reviewed periodically by the Executive Management Committee.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Demand Deposits	$518,161	17.2%	$481,035	16.8%	$441,193	16.6%
Savings and Interest Checking	1,139,449	37.8%	1,096,303	38.2%	1,037,320	38.9%
Money Market	951,197	31.5%	920,485	32.1%	800,052	30.0%
Time Certificates of Deposit	408,711	13.5%	372,699	12.9%	387,514	14.5%

Total	$3,017,518	100.0%	$2,870,522	100.0%	$2,666,079	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

	2015	2014
(dollars in thousands)
Three months or less	$106,268	$66,690
Three months through six months	86,015	50,150
Six months through twelve months	63,409	30,320
Over twelve months	99,108	111,808

Total	$354,800	$258,968

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $368,000,000, a decrease of $27,500,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2015, was approximately $198,999,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, including related interest rates and other information.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $197,850,000, a decrease of $14,510,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including related interest rates and other information.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 6.3% in 2015 to $81,099,000, compared with $76,268,000 in 2014. The increase in net interest income for 2015 was mainly due to an 8.3% increase in the average balances of earning assets, combined with a similar increase in deposits. The increase in net interest income for 2014 was mainly due to an 8.5% increase in the average balances of earning assets, combined with a similar increase in deposits. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.18% in 2015 from 2.22% in 2014 and increased from 2.21% in 2013. The decrease in the net interest margin, for 2015, was primarily the result of a decrease in rates on earning assets. This is primarily as a result of originating larger loans to borrowers with high credit quality, some of which are at variable rates. The increase in the net interest margin, for 2014, was primarily the result of a decrease in rates paid on deposits and borrowed funds. The Company collected approximately $945,000, $693,000 and $491,000 respectively, of prepayment penalties, which are included in interest income on loans, for 2015, 2014, and 2013, respectively.

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

	2015			2014			2013
Year Ended December 31,	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
(dollars in thousands)
ASSETS
Interest-earning assets:
Loans(2)
Taxable	$783,451	$32,136	4.10%	$757,088	$32,198	4.25%	$760,435	$33,214	4.37%
Tax-exempt	724,095	30,862	4.26	550,800	27,798	5.05	424,477	24,918	5.87
Securities available-for-sale:(3)
Taxable	334,249	2,558	0.77	445,656	2,883	0.65	951,757	13,083	1.37
Tax-exempt	120,389	853	0.71	55,272	428	0.77	46,226	434	0.94
Securities held-to-maturity:
Taxable	1,603,530	34,388	2.14	1,499,995	31,745	2.12	812,448	16,615	2.05
Interest-bearing deposits in other banks	157,765	436	0.28	129,472	352	0.27	174,264	485	0.28

Total interest-earning assets	3,723,479	$101,233	2.72%	3,438,283	$95,404	2.77%	3,169,607	$88,749	2.80%
Noninterest-earning assets	191,700			166,792			167,000
Allowance for loan losses	(22,559)			(21,876)			(20,452)

Total assets	$3,892,620			$3,583,199			$3,316,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:
NOW accounts	$794,293	$1,798	0.23%	$762,280	$1,677	0.22%	$713,677	$1,673	0.23%
Savings accounts	345,156	1,019	0.30	334,023	862	0.26	323,643	912	0.28
Money market accounts	951,197	3,038	0.32	920,485	2,715	0.29	800,052	2,472	0.31
Time deposits	408,711	4,887	1.20	372,699	4,421	1.19	387,514	4,777	1.23

Total interest-bearing deposits	2,499,357	10,742	0.43	2,389,487	9,675	0.40	2,224,886	9,834	0.44
Securities sold under agreements to repurchase	245,276	487	0.20	216,937	391	0.18	203,888	361	0.18
Other borrowed funds and subordinated debentures	374,108	8,905	2.38	271,710	9,070	3.34	231,032	8,610	3.73

Total interest-bearing liabilities	3,118,741	$20,134	0.65%	2,878,134	$19,136	0.66%	2,659,806	$18,805	0.71%
Noninterest-bearing liabilities
Demand deposits	518,161			481,035			441,193
Other liabilities	51,247			35,033			42,017

Total liabilities	3,688,149			3,394,202			3,143,016

Stockholders’ equity	204,471			188,997			173,139
Total liabilities and stockholders’ equity	$3,892,620			$3,583,199			$3,316,155

Net interest income on a fully taxable equivalent basis		$81,099			$76,268			$69,944

Less taxable equivalent adjustment		(11,140)			(10,033)			(8,984)

Net interest income		$69,959			$66,235			$60,960

Net interest spread			2.07%			2.11%			2.09%

Net interest margin			2.18%			2.22%			2.21%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	At amortized cost.

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

	2015 Compared with 2014			2014 Compared with 2013
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest income:
Loans
Taxable	$1,101	$(1,163)	$(62)	$(146)	$(870)	$(1,016)
Tax-exempt	7,836	(4,772)	3,064	6,709	(3,829)	2,880
Securities available-for-sale:
Taxable	(797)	472	(325)	(5,112)	(5,088)	(10,200)
Tax-exempt	464	(39)	425	77	(83)	(6)
Securities held-to-maturity:
Taxable	2,216	427	2,643	14,531	599	15,130
Interest-bearing deposits in other banks	78	6	84	(123)	(10)	(133)

Total interest income	10,898	(5,069)	5,829	15,936	(9,281)	6,655

Interest expense:
Deposits:
NOW accounts	72	49	121	110	(106)	4
Savings accounts	30	127	157	29	(79)	(50)
Money market accounts	93	230	323	359	(116)	243
Time deposits	430	36	466	(179)	(177)	(356)

Total interest-bearing deposits	625	442	1,067	319	(478)	(159)
Securities sold under agreements to repurchase	54	42	96	23	7	30
Other borrowed funds and subordinated debentures	2,861	(3,026)	(165)	1,418	(958)	460

Total interest expense	3,540	(2,542)	998	1,760	(1,429)	331

Change in net interest income	$7,358	$(2,527)	$4,831	$14,176	$(7,852)	$6,324

Average earning assets were $3,723,479,000 in 2015, an increase of $285,196,000 or 8.3% from the average in 2014, which was 8.5% higher than the average in 2013. Total average securities, including securities available-for-sale and securities held-to-maturity, were $2,058,168,000, an increase of 2.9% from the average in 2014. The increase in securities volume was mainly attributable to an increase in taxable securities. An increase in securities balances resulted in higher securities income, which increased 7.8% to $37,799,000 on a fully tax equivalent basis. Total average loans increased 15.3% to $1,507,546,000 after increasing $122,976,000 in 2014. The primary reason for the increase in loans was due in large part to an increase in tax-exempt lending as well as residential second mortgage lending. The increase in loan volume resulted in higher loan income. Loan income increased by 5.0% or $3,002,000 to $62,998,000. Total loan income was $58,132,000 in 2013. Prepayment penalties collected were $945,000, $693,000, and $491,000 for 2015, 2014, and 2013, respectively.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 5.1%, or $146,996,000, in 2015 after increasing by 7.7%, or $204,443,000, in 2014. Deposits increased in 2015, primarily as a result of increases in demand deposits, savings, money market, NOW accounts, and time deposits. Deposits increased in 2014, primarily as a result of increases in demand deposits, savings, money market, and NOW accounts. Borrowed funds and subordinated debentures increased by 26.8% in 2015, following an increase of 12.4% in 2014. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB increased by approximately $102,398,000, and average retail repurchase agreements increased by $28,339,000 in 2015. Interest expense totaled $20,134,000 in 2015, an increase of $998,000, or 5.2%, from 2014 when interest expense decreased 1.8% from 2013. The increase in interest expense, for 2015, is primarily due to increases in the average balances of deposits and borrowed funds. The increase in interest expense, for 2014, is primarily due to increases in the average balances of both borrowed funds and money market balances, this was offset, somewhat, by a decrease in rates paid on deposits and other borrowed funds.

Provision for Loan Losses

The provision for loan losses was $200,000 in 2015, compared with $2,050,000 in 2014 and $2,710,000 in 2013. These provisions are the result of management’s evaluation of the amounts and credit quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses decreased during 2015, primarily as a result of changes in the portfolio composition, related methodology enhancements to address these changes, as well as net recoveries being realized during the year. The provision for loan losses decreased during 2014, primarily as a result of a lower level of charge-off activity, changes in the portfolio composition, and changes in qualitative economic and other risk factors. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing risk profile of the Company’s new loan originations and related methodology enhancements to address these changes.

The allowance for loan losses was $23,075,000 at December 31, 2015, compared with $22,318,000 at December 31, 2014. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.33% in 2015 and 1.68% in 2014. The allowance for loan losses increased due to the increase in the size of the loan portfolio. The ratio of allowance for loan losses as a percentage of outstanding loans at year-end decreased as a result of a combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loan types as a percentage of the overall portfolio.

Nonperforming loans, which include all non-accruing loans, totaled $2,336,000 on December 31, 2015, compared with $4,146,000 on December 31, 2014. Nonperforming loans decreased primarily as a result of a decrease in commercial real estate nonperforming loans.

Other Operating Income

During 2015, the Company continued to experience strong results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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

Total other operating income in 2015 was $15,993,000, an increase of $722,000, or 4.7%, compared to 2014. This increase followed a decrease of $3,344,000, or 18.0%, in 2014, compared to 2013. Included in other operating income are net gains on sales of securities of $594,000, $450,000 and $3,019,000 in 2015, 2014 and 2013, respectively. Also included in other operating income are net gains on sales of mortgage loans of $1,034,000, $757,000 and $1,564,000 in 2015, 2014 and 2013, respectively. Service charge income, which continues to be a major source of other operating income, totaling $7,732,000 in 2015, decreased $331,000 compared to 2014. This followed a decrease of $50,000 in 2014 compared to 2013. The decrease in fees, in 2015, was mainly attributable to a decrease in overdraft fees and fees collected from processing activities; this was offset somewhat by an increase in debit card fees. The decrease in fees, in 2014, was mainly attributable to a decrease in overdraft fees offset, somewhat, by an increase in fees collected from processing activities as well as an increase in debit card fees. Lockbox revenues totaled $3,211,000, up $112,000 in 2015 following an increase of $20,000 in 2014. Other income totaled $3,042,000, up $442,000 in 2015 following an increase of $17,000 in 2014. The increase in 2015 was primarily the result of increases merchant and charge card sales royalties.

Operating Expenses

Total operating expenses were $62,198,000 in 2015, compared to $56,730,000 in 2014 and $55,812,000 in 2013.

Salaries and employee benefits expenses increased by $3,500,000 or 10.0% in 2015, after decreasing by 0.4% in 2014. The increase in 2015 was mainly attributable to increases in staff levels, merit increases in salaries, pension costs and health insurance costs. The decrease in 2014 was mainly attributable to decreases in pension costs, mostly offset by increases in staff levels and merit increases in salaries.

Occupancy expense increased by $613,000, or 11.1%, in 2015, following an increase of $503,000, or 10.1%, in 2014. The increase in 2015 and 2014 was primarily attributable to an increase in rent expense, depreciation expense and building maintenance associated with branch expansion.

Equipment expense increased by $297,000, or 12.8%, in 2015, following an increase of $31,000, or 1.3%, in 2014. The increase in 2015 and 2014 was primarily attributable to an increase depreciation expense associated with branch expansion.

FDIC assessments increased by $182,000, or 9.2%, in 2015, following an increase of $180,000, or 10.1%, in 2014. FDIC assessments increased in 2015 and 2014 mainly as a result of deposit growth.

Other operating expenses increased by $876,000 in 2015, which followed a $352,000 increase in 2014. The increase in 2015 was primarily attributable to an increase in bank security, software maintenance costs, and legal expenses. The increase in 2014 was primarily attributable to an increase in debit card losses, consultants expense, and software maintenance fees.

Provision for Income Taxes

Income tax expense was $533,000 in 2015, $866,000 in 2014, and $1,007,000 in 2013. The effective tax rate was 2.3% in 2015, 3.8% in 2014 and 4.8% in 2013. The decrease in the effective tax rate for 2015 and 2014 was mainly attributable to an increase in tax-exempt interest income as a percentage of taxable income offset slightly by a decrease in tax credits. The federal tax rate was 34% in 2015, 2014 and 2013.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)
+400	(4.0)
+300	(2.9)
+200	(2.2)
+100	(0.8)
–100	1.1
–200	0.4

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that include cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $223,957,000 on December 31, 2015, compared with $307,489,000 on December 31, 2014. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $214,544,000 at December 31, 2015, compared with $192,500,000 at December 31, 2014. The Company’s equity increased primarily as a result of earnings and a decrease on other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased primarily as a result of a decrease in unrealized losses on securities transferred from available-for-sale to held-to-maturity.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the recently implemented Basel III regulatory capital framework:

	Minimum Capital Ratios	Bank	Company
Leverage ratios	4.00%	6.48%	6.79%
Common equity tier 1 risk weighted capital ratios	4.50%	11.04%	10.04%
Tier 1 risk weighted capital ratios	6.00%	11.04%	11.55%
Total risk weighted capital ratios	8.00%	12.03%	12.54%

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2015.

Contractual Obligations and Commitments by Maturity (dollars in thousands)

	Payments Due — By Period
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB advances	$368,000	$100,000	$112,000	$91,000	$65,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	37,758	2,883	6,775	6,987	21,113
Lease obligations	12,378	2,508	3,879	3,082	2,909
Customer repurchase agreements	197,850	197,850	—	—	—

Total contractual cash obligations	$652,069	$303,241	$122,654	$101,069	$125,105

	Amount of Commitment Expiring — By Period
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Lines of credit	$320,874	$56,934	$103,189	$3,735	$157,016
Standby and commercial letters of credit	4,936	4,295	158	47	436
Other commitments	58,944	6,885	2,226	169	49,664

Total commitments	$384,754	$68,114	$105,573	$3,951	$207,116

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

Contract or Notional Amount	2015	2014
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$5,638	$3,215
Standby and commercial letters of credit	4,936	8,057
Unused lines of credit	320,874	298,279
Unadvanced portions of construction loans	11,589	3,035
Unadvanced portions of other loans	41,717	17,186

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $51,000 and $62,000 for 2015 and 2014, respectively.

Recent Accounting Developments

See Note 1 to the Notes to Consolidated Financial Statements for details of recent accounting developments and their expected impact on the Company’s financial statements.

Consolidated Balance Sheets

December 31,	2015	2014
(dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$52,877	$43,367
Federal funds sold and interest-bearing deposits in other banks	167,847	261,990

Total cash and cash equivalents	220,724	305,357
Short-term investments	3,233	2,131
Securities available-for-sale, amortized cost $404,977 in 2015 and $448,210 in 2014 (Notes 3, 9 and 11)	404,623	448,390
Securities held-to-maturity, fair value $1,438,960 in 2015 and $1,413,603 in 2014 (Notes 4 and 11)	1,438,903	1,406,792
Federal Home Loan Bank of Boston, stock at cost	28,807	24,916
Loans, net (Note 5)	1,731,536	1,331,366
Less: allowance for loan losses (Note 6)	23,075	22,318

Net loans	1,708,461	1,309,048
Bank premises and equipment (Note 7)	24,106	24,182
Accrued interest receivable	8,002	6,241
Other assets (Notes 5, 8 and 16)	110,582	96,979

Total assets	$3,947,441	$3,624,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$541,955	$484,928
Savings and NOW deposits	1,070,585	978,619
Money market accounts	989,094	890,899
Time deposits (Note 10)	473,426	383,145

Total deposits	3,075,060	2,737,591
Securities sold under agreements to repurchase (Note 11)	197,850	212,360
Other borrowed funds (Note 12)	368,000	395,500
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	55,904	50,002

Total liabilities	3,732,897	3,431,536
Commitments and contingencies (Notes 7, 18 and 19)
Stockholders’ equity (Note 15):
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares in 2015 and 2014	3,601	3,601
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 shares in 2015 and 2014	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	221,232	200,411

	239,092	218,271
Unrealized gains (losses) on securities available-for-sale, net of taxes	(246)	77
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(6,896)	(10,479)
Pension liability, net of taxes	(17,406)	(15,369)

Total accumulated other comprehensive loss, net of taxes (Notes 3, 13 and 15)	(24,548)	(25,771)

Total stockholders’ equity	214,544	192,500

Total liabilities and stockholders’ equity	$3,947,441	$3,624,036

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

Year Ended December 31,	2015	2014	2013
(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$32,136	$32,198	$33,214
Loans, non-taxable	19,992	17,910	16,082
Securities available-for-sale, taxable	1,900	2,601	13,024
Securities available-for-sale, non-taxable	583	282	286
Federal Home Loan Bank of Boston dividends	658	283	59
Securities held-to-maturity	34,388	31,745	16,615
Federal funds sold, interest-bearing deposits in other banks and short-term investments	436	352	485

Total interest income	90,093	85,371	79,765
INTEREST EXPENSE
Savings and NOW deposits	2,817	2,539	2,585
Money market accounts	3,038	2,715	2,472
Time deposits	4,887	4,421	4,777
Securities sold under agreements to repurchase	487	391	361
Other borrowed funds and subordinated debentures	8,905	9,070	8,610

Total interest expense	20,134	19,136	18,805

Net interest income	69,959	66,235	60,960
Provision for loan losses (Note 6)	200	2,050	2,710

Net interest income after provision for loan losses	69,759	64,185	58,250
OTHER OPERATING INCOME
Service charges on deposit accounts	7,732	8,063	8,113
Lockbox fees	3,211	3,099	3,079
Brokerage commissions	380	302	257
Net gains on sales of securities	594	450	3,019
Gains on sales of mortgage loans	1,034	757	1,564
Other income	3,042	2,600	2,583

Total other operating income	15,993	15,271	18,615
OPERATING EXPENSES
Salaries and employee benefits (Note 17)	38,596	35,096	35,244
Occupancy	6,116	5,503	5,000
Equipment	2,626	2,329	2,298
FDIC assessments	2,152	1,970	1,790
Other (Note 20)	12,708	11,832	11,480

Total operating expenses	62,198	56,730	55,812

Income before income taxes	23,554	22,726	21,053
Provision for income taxes (Note 16)	533	866	1,007

Net income	$23,021	$21,860	$20,046

SHARE DATA (Note 14)
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,591,732	3,575,683
Class B	1,967,180	1,969,030	1,980,855
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,562,209	5,557,693
Class B	1,967,180	1,969,030	1,980,855
Basic earnings per share
Class A	$5.02	$4.78	$4.39
Class B	$2.51	$2.39	$2.19
Diluted earnings per share
Class A	$4.13	$3.93	$3.61
Class B	$2.51	$2.39	$2.19

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2015	2014	2013
(dollars in thousands)
NET INCOME	$23,021	$21,860	$20,046
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	38	1,401	(27,088)
Less: reclassification adjustment for gains included in net income	(361)	(279)	(1,840)

Total unrealized gains (losses) on securities	(323)	1,122	(28,928)
Accretion of net unrealized losses transferred during period	3,583	3,188	1,886
Defined benefit pension plans:
Pension liability adjustment:
Net (loss) gain	(2,890)	(8,544)	4,932
Amortization of prior service cost and loss included in net periodic benefit cost	853	226	694

Total pension liability adjustment	(2,037)	(8,318)	5,626
Other comprehensive (loss) income	1,223	(4,008)	(21,416)

Comprehensive income (loss)	$24,244	$17,852	$(1,370)

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2012	$3,568	$1,986	$11,891	$162,892	$(347)	$179,990
Net income	—	—	—	20,046	—	20,046
Other comprehensive income, net of tax:
Unrealized holding losses arising during period, net of $8,527 in taxes and $3,019 in realized net gains	—	—	—	—	(13,375)	(13,375)
Unrealized losses on securities transferred to held-to-maturity, net of $9,781 in taxes	—	—	—	—	(15,553)	(15,553)
Accretion of net unrealized losses transferred during the period, net of $1,191 in taxes	—	—	—	—	1,886	1,886
Pension liability adjustment, net of $3,741 in taxes	—	—	—	—	5,626	5,626
Conversion of Class B Common Stock to Class A Common Stock, 10,700 shares	10	(10)	—	—	—	—
Stock options exercised, 1,625 shares	2	—	41	—	—	43
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,716)	—	(1,716)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(475)	—	(475)

BALANCE, DECEMBER 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472
Net income	—	—	—	21,860	—	21,860
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $756 in taxes and $450 in realized net gains	—	—	—	—	1,122	1,122
Accretion of net unrealized losses transferred during the period, net of $2,004 in taxes	—	—	—	—	3,188	3,188
Pension liability adjustment, net of $5,532 in taxes	—	—	—	—	(8,318)	(8,318)
Conversion of Class B Common Stock to Class A Common Stock, 9,000 shares	9	(9)	—	—	—	—
Stock options exercised, 11,325 shares	12	—	349	—	—	361
Cashless stock options exercised, 7,700 shares	—	—	11	—	—	11
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,723)	—	(1,723)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(473)	—	(473)

BALANCE, DECEMBER 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500
Net income	—	—	—	23,021	—	23,021
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $211 in taxes and $594 in realized net gains	—	—	—	—	(323)	(323)
Accretion of net unrealized losses transferred during the period, net of $1,919 in taxes	—	—	—	—	3,583	3,583
Pension liability adjustment, net of $1,357 in taxes	—	—	—	—	(2,037)	(2,037)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,728)	—	(1,728)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(472)	—	(472)

BALANCE, DECEMBER 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

Year Ended December 31,	2015	2014	2013
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,021	$21,860	$20,046
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of portfolio loans	(1,034)	(757)	(1,564)
Gain on sale of fixed assets	—	(5)	(1)
Net gains on sales of securities	(594)	(450)	(3,019)
Provision for loan losses	200	2,050	2,710
Deferred tax benefit	(3,259)	(3,613)	(2,929)
Net depreciation and amortization	3,296	2,937	5,358
(Increase) decrease in accrued interest receivable	(1,761)	298	(728)
Decrease in prepaid FDIC assessments	—	—	2,773
Gain on sales of other real estate owned	(57)	(60)	—
Increase in other assets	(10,862)	(2,849)	(5,693)
Increase in other liabilities	2,103	2,976	4,043

Net cash provided by operating activities	11,053	22,387	20,996
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	4,617	22,367
Purchase of short-term investments	(1,102)	(2,131)	(9,617)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	891	680	284
Purchase of Federal Home Loan Bank of Boston stock	(4,782)	(7,524)	(3,210)
Proceeds from calls/maturities of securities available-for-sale	206,109	153,832	256,420
Proceeds from sales of securities available-for-sale	47,853	40,285	224,045
Purchase of securities available-for-sale	(210,302)	(176,224)	(543,072)
Proceeds from calls/maturities of securities held-to-maturity	414,786	267,486	121,121
Proceeds from sales of securities held-to-maturity	3,698	—	—
Purchase of securities held-to-maturity	(444,969)	(181,411)	(344,455)
Proceeds from sales of portfolio loans	66,600	44,501	93,337
Net increase in loans	(467,048)	(111,528)	(245,670)
Proceeds from sales of other real estate owned	1,973	615	—
Proceeds from sales of fixed assets	—	5	1
Capital expenditures	(2,652)	(3,104)	(1,820)

Net cash provided by (used in) investing activities	(388,945)	30,099	(430,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposit accounts	90,281	921	(37,759)
Net increase in demand, savings, money market and NOW deposits	247,188	20,831	308,525
Net proceeds from the exercise of stock options	—	361	43
Cash dividends	(2,200)	(2,196)	(2,191)
Net (decrease) increase in securities sold under agreements to repurchase	(14,510)	(2,080)	23,050
Net increase (decrease) in other borrowed funds	(27,500)	140,356	60,000

Net cash provided by financing activities	293,259	158,193	351,668

Net increase (decrease) in cash and cash equivalents	(84,633)	210,679	(57,605)
Cash and cash equivalents at beginning of year	305,357	94,678	152,283

Cash and cash equivalents at end of year	$220,724	$305,357	$94,678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$19,979	$19,168	$18,812
Income taxes	4,300	4,493	4,008
Change in unrealized gains on securities available-for-sale, net of taxes	$(323)	$1,122	$(13,375)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	3,583	3,188	(13,667)
Pension liability adjustment, net of taxes	(2,037)	(8,318)	5,626
Transfer of loans to other real estate owned	1,916	555	—
Transfer of securities available-for-sale to held-to-maturity	—	—	987,037

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

All significant intercompany accounts and transactions have been eliminated in consolidation. The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts, New Hampshire, Rhode Island, Connecticut and New York. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment.

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

Material estimates that are susceptible to change in the near term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on a review of factors, including historical charge-off rates with additional allocations based on qualitative risk factors for each category and general economic factors. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Certain reclassifications are made to prior-year amounts whenever necessary to conform with the current-year presentation.

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

SHORT-TERM INVESTMENTS

As of December 31, 2015 and 2014, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

Management also considers the Company’s capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company’s consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company’s consolidated statement of income.

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

The sale of a security held-to-maturity may occur after a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments over its term. For variable rate securities, the scheduled payments need not be equal.

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2015, no impairment has been recognized.

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

Notes to Consolidated Financial Statements — (Continued)

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

Notes to Consolidated Financial Statements — (Continued)

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on management’s evaluation of the quality of the loan portfolio and is used to provide for losses resulting from loans that ultimately prove uncollectible. The components of the allowance for loan losses represent estimates based upon Accounting Standards Codification (“ASC”) Topic 450, contingencies, and ASC Topic 310 Receivables. ASC Topic 450 applies to homogenous loan pools such as consumer installment, residential mortgages, consumer lines of credit and commercial loans that are not individually evaluated for impairment under ASC Topic 310. In determining the level of the allowance, periodic evaluations are made of the loan portfolio, which takes into account factors such as the characteristics of the loans, loan status, financial strength of the borrowers, value of collateral securing the loans and other relevant information sufficient to reach an informed judgment. The allowance is increased by provisions charged to income and reduced by loan charge-offs, net of recoveries. Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on assessments of the probable estimated losses inherent in the loan portfolio. Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the specific allowances, if appropriate, for identified problem loans, formula allowance, and possibly an unallocated allowance. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.

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

Under ASC Topic 310, a loan is impaired, based upon current information and event is, in management’s opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Specific allowances for loan losses entail the assignment of allowance amounts to individual loans on the basis of loan impairment. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) present value of anticipated future cash flows, (b) the loan’s observable fair market price or (c) fair value of collateral if the loan is collateral dependent. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance when such an amount has been identified definitively as uncollectible.

In estimating probable loan loss under ASC Topic 450 management considers numerous factors, including historical charge-offs and subsequent recoveries. The formula allowances are based on evaluations of homogenous loans to determine the allocation appropriate within each portfolio segment. Formula allowances are based on internal risk ratings or credit ratings from external sources. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cash flow, payment history and other relevant facts surrounding the particular credit. On these loans, the formula allowances are based on the risk ratings, the historical loss experience, and the loss emergence period. Historical loss data and loss emergence periods are developed based on the Company’s historical experience. For larger loans with available external credit ratings, these ratings are utilized rather than the Company’s risk ratings. The historical loss factor and loss emergence periods for these loans are based on data published by the rating agencies for similar credits as the Company has limited internal historical data. For the residential real estate and consumer loan portfolios, the formula allowances are calculated by applying historical loss experience and the loss emergence period to the outstanding balance in each loan category. Loss factors and loss emergence periods are based on the Company’s historical net loss experience.

Notes to Consolidated Financial Statements — (Continued)

Additional allowances are added to portfolio segments based on qualitative factors. Management considers potential factors identified in regulatory guidance. Management has identified certain qualitative factors, which could impact the degree of loss sustained within the portfolio. These include market risk factors and unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions, such as unemployment and GDP that may impact the Company’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include the outlooks for business segments in which the Company’s borrowers operate and loan size. The potential ranges for qualitative factors are based on historical volatility in losses. The actual amount utilized is based on management’s assessment of current conditions.

After considering the above components, an unallocated component may be generated to cover uncertainties that could affect management’s estimate of probable losses. These uncertainties include the effects of loans in new geographical areas and new industries. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

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

Notes to Consolidated Financial Statements — (Continued)

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

STOCK OPTION ACCOUNTING

The Company follows the fair value recognition provisions of FASB ASC 718, Compensation — Stock Compensation (formerly SFAS 123R) for all share-based payments. The Company’s method of valuation for share-based awards granted utilizes the Black-Scholes option-pricing model. The Company will recognize compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options to purchase shares of Class A common stock outstanding at December 31, 2015.

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

The Company uses the fair value method to account for stock options. There were no options granted during 2015 and 2014.

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

Notes to Consolidated Financial Statements — (Continued)

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

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are stock options.

The company utilizes the two class method for reporting EPS. The two-class method is an earnings allocation formula that treats Class A and Class B shares as having rights to earnings that otherwise would have been available only to Class A shareholders and Class B shareholders as if converted to Class A shares.

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

The Company utilizes a full yield curve approach in the estimation of the service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the underlying projected cash flows.

RECENT ACCOUNTING DEVELOPMENTS

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-01, “Income Statement-Extraordinary and Unusual” (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from GAAP the concept of extraordinary items. This Update will align more closely GAAP income statement presentation guidance with International Audit Standards (IAS) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

Notes to Consolidated Financial Statements — (Continued)

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

In May 2015, the FASB issued ASU 2015-08, “Business Combinations” (Topic 805): Pushdown Accounting, Amendments to SEC paragraphs Pursuant to Staff Accounting Bulletin 115. This update was issued to remove references and to amend certain previously issued pushdown accounting guidance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606). Update No. 2015-14 was issued to defer the effective date of Updated 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Updated 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the potential impact of this amendment on the Company’s consolidated financial position.

In August 2015, the FASB issued ASU 2015-15, “Interest-Imputation of Interest” (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Update No. 2015-15 was issued due to the guidance in Updated 2015-03 not addressing presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

Notes to Consolidated Financial Statements — (Continued)

In September 2015, the FASB issued ASU 2015-16, “Business Combinations” (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Update No. 2015-16 was issued, requiring an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting has been completed at the acquisition date. Additionally, an entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

In January 2016, the FASB issued ASU 2016-11, “Financial Instruments-Overall” (Subtopic 825-10). Recognition and Measurement of Financial Assets and Financial Liabilities. Update No. 2016-1 was issued to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Board also is addressing measurement of credit losses on financial assets in a separate project. Before the global financial crisis that began in 2008, both the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) began a joint project to improve and to achieve convergence of their respective standards on the accounting for financial instruments. The global economic crisis further highlighted the need for improvement in the accounting models for financial instruments in today’s complex economic environment. As a result, the main objective in developing this Update is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

2. Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 2015, and $0 at December 31, 2014.

3. Securities Available-for-Sale

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Treasury	$1,999	$—	$10	$1,989	$1,999	$1	$—	$2,000
SBA Backed Securities	5,983	8	2	5,989	6,684	33	—	6,717
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	232,967	859	300	233,526	336,158	1,387	452	337,093
Privately Issued Residential Mortgage-Backed Securities	1,437	10	13	1,434	1,894	5	25	1,874
Obligations Issued by States and Political Subdivisions	157,838	—	878	156,960	97,657	—	873	96,784
Other Debt Securities	4,600	3	130	4,473	3,600	24	100	3,524
Equity Securities	153	99	—	252	218	180	—	398

Total	$404,977	$979	$1,333	$404,623	$448,210	$1,630	$1,450	$448,390

Notes to Consolidated Financial Statements — (Continued)

Included in SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $220,482,000 and $301,038,000 at December 31, 2015 and 2014, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $20,056,000 and $24,810,000 at December 31, 2015 and 2014, respectively. The Company realized gains on sales of securities of $289,000, $450,000 and $3,019,000 from the proceeds of sales of available-for-sale securities of $47,853,000, $40,285,000 and $224,045,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Debt securities of U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2015.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$152,641	$152,637
After one but within five years	147,639	147,945
After five but within ten years	97,346	97,594
More than ten years	5,698	4,823
Nonmaturing	1,653	1,624

Total	$404,977	$404,623

The weighted average remaining life of investment securities available-for-sale at December 31, 2015, was 3.5 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $243,502,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of December 31, 2015 and December 31, 2014, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the Obligations Issued by States and Political Subdivisions, Privately Issued Residential Mortgage-Backed Securities and Other Debt Securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 and December 31, 2014.

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

Notes to Consolidated Financial Statements — (Continued)

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 14 and 11 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 290 holdings at December 31, 2015.

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$1,989	$10	$—	$—	$1,989	$10
SBA Backed Securities	1,031	2	—	—	1,031	2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	26,519	52	49,341	248	75,860	300
Privately Issued Residential Mortgage-Backed Securities	—	—	490	13	490	13
Obligations Issued by States and Political Subdivisions	—	—	3,820	878	3,820	878
Other Debt Securities	497	3	1,373	127	1,870	130

Total temporarily impaired securities	$30,036	$67	$55,024	$1,266	$85,060	$1,333

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

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	$24,457	$85	$77,585	$367	$102,042	$452
Privately Issued Residential Mortgage-Backed Securities	—	—	678	25	678	25
Obligations Issued by States and Political Subdivisions	—	—	3,820	873	3,820	873
Other Debt Securities	—	—	1,400	100	1,400	100

Total temporarily impaired securities	$24,457	$85	$83,483	$1,365	$107,940	$1,450

Notes to Consolidated Financial Statements — (Continued)

4.     Investment Securities Held-to-Maturity

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Government Sponsored Enterprises	$186,734	$2,234	$141	$188,827	$251,617	$2,707	$249	$254,075
U.S. Government Sponsored Enterprises Mortgage-Backed Securities	1,252,169	7,547	9,583	1,250,133	1,155,175	11,185	6,832	1,159,528

Total	$1,438,903	$9,781	$9,724	$1,438,960	$1,406,792	$13,892	$7,081	$1,413,603

Included in U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprise Mortgage-Backed Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,004,743,000 and $868,924,000 at December 31, 2015, and 2014, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $432,965,000 and $458,782,000 at December 31, 2015, and 2014, respectively. The Company realized gains of sales of securities of $305,000 from the proceeds of sales of held-to-maturity securities of $3,698,000 for the year ending December 31, 2015. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. There were no sales of held-to-maturity securities for the years ending December 31, 2014 and 2013.

At December 31, 2015 and 2014, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2015.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$1,712	$1,728
After one but within five years	1,144,391	1,143,393
After five but within ten years	289,646	290,692
More than ten years	3,154	3,147

Total	$1,438,903	$1,438,960

The weighted average remaining life of investment securities held-to-maturity at December 31, 2015, was 3.9 years. Included in the weighted average remaining life calculation at December 31, 2015, were $74,199,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations. Also, $3,811,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of December 31, 2015 and December 31, 2014, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will

Notes to Consolidated Financial Statements — (Continued)

be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015 and December 31, 2014.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 101 and 26 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 322 holdings at December 31, 2015.

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprises	$9,859	$141	$—	$—	$9,859	$141
U.S. Government Agency and Sponsored
Enterprise Mortgage-Backed Securities	626,218	6,657	123,864	2,926	750,082	9,583

Total temporarily impaired securities	$636,077	$6,798	$123,864	$2,926	$759,941	$9,724

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

Notes to Consolidated Financial Statements — (Continued)

5.     Loans

The majority of the Bank’s lending activities are conducted in Massachusetts with other lending activity principally in New Hampshire, Rhode Island, Connecticut and New York. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, municipal loans, consumer, home equity and other loans for its portfolio.

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2015	2014
(dollars in thousands)
Construction and land development	$27,421	$22,744
Commercial and industrial	452,235	149,732
Municipal	85,685	41,850
Commercial real estate	721,506	696,272
Residential real estate	255,346	257,305
Consumer	10,744	10,925
Home equity	178,020	151,275
Overdrafts	579	1,263

Total	$1,731,536	$1,331,366

At December 31, 2015, and December 31, 2014, loans were carried net of discounts of $360,000 and $407,000, respectively. Net deferred fees included in loans at December 31, 2015, and December 31, 2014, were $988,000 and $908,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $185,299,000 and $143,696,000 at December 31, 2015, and December 31, 2014, respectively. The Company had no residential real estate loans held for sale at December 31, 2015 and December 31, 2014. The Company’s mortgage servicing rights totaled $1,305,000 and $941,000, at December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015 and 2014, the Company’s recorded investment in impaired loans was $3,225,000 and $6,327,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2015, there were $3,051,000 of impaired loans with specific reserves of $250,000. At December 31, 2014, there were $5,767,000 of impaired loans with a specific reserve of $904,000.

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

Notes to Consolidated Financial Statements — (Continued)

The composition of nonaccrual loans and impaired loans is as follows:

December 31,	2015	2014	2013
(dollars in thousands)
Loans on nonaccrual	$2,336	$4,146	$2,549
Loans 90 days past due and still accruing	—	—	—
Impaired loans on nonaccrual included above	332	3,031	1,819
Total recorded investment in impaired loans	3,225	6,327	7,788
Average recorded investment of impaired loans	4,490	7,434	6,776
Accruing troubled debt restructures	2,893	3,296	5,969
Interest income not recorded on nonaccrual loans according to their original terms	91	123	711
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	104	144	161

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2015.

Balance at December 31, 2014	Additions	Repayments and Deletions	Balance at December 31, 2015
(dollars in thousands)
$6,495	$611	$2,096	$5,010

6.    Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the allowance for loan losses for each of the three years ending December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
(dollars in thousands)
Allowance for loan losses, beginning of year	$22,318	$20,941	$19,197
Loans charged-off	(781)	(1,382)	(1,813)
Recoveries on loans previously charged-off	1,338	709	847

Net (recoveries) charge-offs	557	(673)	(966)
Provision charged to expense	200	2,050	2,710

Allowance for loan losses, end of year	$23,075	$22,318	$20,941

Notes to Consolidated Financial Statements — (Continued)

ALLOWANCE FOR LOAN LOSSES AND AMOUNT OF INVESTMENTS IN LOANS

Further information pertaining to the allowance for loan losses at December 31, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2014	$1,592	$4,757	$1,488	$11,199	$776	$810	$599	$1,097	$22,318
Charge-offs	—	(172)	—	(298)	—	(311)	—	—	(781)
Recoveries	780	212	—	84	7	255	—	—	1,338
Provision	(331)	1,102	(494)	(396)	537	(110)	478	(586)	200

Ending balance at December 31, 2015	$2,041	$5,899	$994	$10,589	$1,320	$644	$1,077	$511	$23,075

Amount of allowance for loan losses for loans deemed to be impaired	$10	$19	$—	$99	$32	$—	$90	$—	$250
Amount of allowance for loan losses for loans not deemed to be impaired	$2,031	$5,880	$994	$10,490	$1,288	$644	$987	$511	$22,825
Loans:
Ending balance	$27,421	$452,235	$85,685	$721,506	$255,346	$11,323	$178,020	$—	$1,731,536
Loans deemed to be impaired	$98	$443	$—	$1,678	$916	$—	$90	$—	$3,225
Loans not deemed to be impaired	$27,323	$451,792	$85,685	$719,828	$254,430	$11,323	$177,930	$—	$1,728,311

Further information pertaining to the allowance for loan losses at December 31, 2014 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2013	$2,174	$2,617	$655	$10,935	$2,006	$432	$959	$1,163	$20,941
Charge-offs	(500)	(333)	—	—	(24)	(525)	—	—	(1,382)
Recoveries	—	201	—	7	27	391	83	—	709
Provision	(82)	2,272	833	257	(1,233)	512	(443)	(66)	2,050

Ending balance at December 31, 2014	$1,592	$4,757	$1,488	$11,199	$776	$810	$599	$1,097	$22,318

Amount of allowance for loan losses for loans deemed to be impaired	$21	$57	$—	$639	$95	$—	$92	$—	$904
Amount of allowance for loan losses for loans not deemed to be impaired	$1,571	$4,700	$1,488	$10,560	$681	$810	$507	$1,097	$21,414
Loans:
Ending balance	$22,744	$149,732	$41,850	$696,272	$257,305	$12,188	$151,275	$—	$1,331,366
Loans deemed to be impaired	$103	$853	$—	$4,317	$962	$—	$92	$—	$6,327
Loans not deemed to be impaired	$22,641	$148,879	$41,850	$691,955	$256,343	$12,188	$151,183	$—	$1,325,039

Notes to Consolidated Financial Statements — (Continued)

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2015.

Loans rated 5 (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2015.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2015, and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at December 31, 2015.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$20,281	$451,774	$85,685	$718,911
4 (Monitor)	7,042	18	—	917
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	98	443	—	1,678

Total	$27,421	$452,235	$85,685	$721,506

The Company has increased its exposure to larger loans to large institutions with publicly available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans.

The following table presents the Company’s loans by credit rating at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate
(in thousands)
Credit Rating:
Aaa-Aa3	$234,733	$63,865	$7,547
A1-A3	140,419	7,400	130,872
Baa1-Baa3	—	8,890	167,489
Ba2	—	4,480	—

Total	$375,152	$84,635	$305,908

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2014.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$15,515	$148,407	$41,850	$691,322
4 (Monitor)	7,126	472	—	633
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	103	853	—	4,317

Total	$22,744	$149,732	$41,850	$696,272

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

At December 31, 2015 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$99	$—	$99	$27,322	$27,421
Commercial and industrial	—	60	—	60	452,175	452,235
Municipal	—	—	—	—	85,685	85,685
Commercial real estate	1,462	174	—	1,636	719,870	721,506
Residential real estate	596	1,559	—	2,155	253,191	255,346
Consumer and overdrafts	6	—	—	6	11,317	11,323
Home equity	628	444	—	1,072	176,948	178,020

Total	$2,692	$2,336	$—	$5,028	$1,726,508	$1,731,536

At December 31, 2014 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$103	$—	$103	$22,641	$22,744
Commercial and industrial	905	157	—	1,062	148,670	149,732
Municipal	—	—	—	—	41,850	41,850
Commercial real estate	1,046	2,781	—	3,827	692,445	696,272
Residential real estate	632	846	—	1,478	255,827	257,305
Consumer and overdrafts	6	5	—	11	12,177	12,188
Home equity	576	254	—	830	150,445	151,275

Total	$3,165	$4,146	$—	$7,311	$1,324,055	$1,331,366

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

The following is information pertaining to impaired loans at December 31, 2015:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	60	246	—	32	—
Municipal	—	—	—	—	—
Commercial real estate	—	—	—	151	—
Residential real estate	114	200	—	125	8
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$174	$446	$—	$308	$8

With required reserve recorded:
Construction and land development	$98	$108	$10	$101	$—
Commercial and industrial	383	399	19	626	20
Municipal	—	—	—	—	—
Commercial real estate	1,678	1,776	99	2,550	69
Residential real estate	802	802	32	814	7
Consumer	—	—	—	—	—
Home equity	90	90	90	91	—

Total	$3,051	$3,175	$250	$4,182	$96

Total
Construction and land development	$98	$108	$10	$101	$—
Commercial and industrial	443	645	19	658	20
Municipal	—	—	—	—	—
Commercial real estate	1,678	1,776	99	2,701	69
Residential real estate	916	1,002	32	939	15
Consumer	—	—	—	—	—
Home equity	90	90	90	91	—

Total	$3,225	$3,621	$250	$4,490	$104

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2014:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$173	$—
Commercial and industrial	31	32	—	46	—
Municipal	—	—	—	—	—
Commercial real estate	393	396	—	225	—
Residential real estate	136	219	—	77	9
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$560	$647	$—	$521	$9

With required reserve recorded:
Construction and land development	$103	$108	$21	$222	$—
Commercial and industrial	822	1,063	57	1,065	31
Municipal	—	—	—	—	—
Commercial real estate	3,924	4,018	639	4,325	103
Residential real estate	826	826	95	1,208	1
Consumer	—	—	—	—	—
Home equity	92	92	92	93	—

Total	$5,767	$6,107	$904	$6,913	$135

Total
Construction and land development	$103	$108	$21	$395	$—
Commercial and industrial	853	1,095	57	1,111	31
Municipal	—	—	—	—	—
Commercial real estate	4,317	4,414	639	4,550	103
Residential real estate	962	1,045	95	1,285	10
Consumer	—	—	—	—	—
Home equity	92	92	92	93	—

Total	$6,327	$6,754	$904	$7,434	$144

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

There were no troubled debt restructurings occurring during the year ended December 31, 2015. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers.

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

7.    Bank Premises and Equipment

December 31,	2015	2014	Estimated Useful Life
(dollars in thousands)
Land	$3,478	$3,478	—
Bank premises	19,272	19,272	30-39 years
Furniture and equipment	24,131	22,796	3-10 years
Leasehold improvements	12,892	11,607	30-39 years or lease term

	59,773	57,153
Accumulated depreciation and amortization	(35,667)	(32,971)

Total	$24,106	$24,182

The Company is obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $2,755,000 $2,465,000 and $2,094,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in lease expense are amounts paid to a company affiliated with Marshall M. Sloane, Chairman of the Board, amounting to $413,000, $208,000, and $109,000, respectively. Rental income approximated $314,000, $307,000 and $299,000 in 2015, 2014 and 2013, respectively. Depreciation and amortization amounted to $2,728,000, $2,322,000, and $2,318,000 at December 31, 2015, 2014 and 2013 respectively.

Future minimum rental commitments for non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2015, were as follows:

Year	Amount
(dollars in thousands)
2016	$2,508
2017	2,037
2018	1,842
2019	1,676
2020	1,406
Thereafter	2,909

$12,378

Notes to Consolidated Financial Statements — (Continued)

8.     Goodwill and Identifiable Intangible Assets

At December 31, 2015 and 2014, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2015 and 2014 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Mortgage Servicing Rights	Total
(dollars in thousands)
Balance at December 31, 2013	$2,714	703	$3,417
Additions	—	424	424
Amortization Expense	—	(186)	(186)

Balance at December 31, 2014	$2,714	941	$3,655
Additions	—	626	626
Amortization Expense	—	(262)	(262)

Balance at December 31, 2015	$2,714	1,305	$4,019

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

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2015, are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$1,989	$—	$1,989	$—
SBA Backed Securities	5,989	—	5,989	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	233,526	—	233,526	—
Privately Issued Residential Mortgage-Backed Securities	1,434	—	1,434	—
Obligations Issued by States and Political Subdivisions	156,960	—	—	156,960
Other Debt Securities	4,473	—	4,473	—
Equity Securities	252	215	—	37

Total	$404,623	$215	$247,411	$156,997

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$1,056	$—	$—	$1,056

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for 2015 for the estimated credit loss amounted to a credit of $165,000.

There were no transfers between level 1, 2 and 3 for the year ended December 31, 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2015.

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2015. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$156,997	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	1,056	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2015 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2014	$3,820	$92,964	$102	$96,886
Purchases	—	207,509	—	207,509
Maturities/redemptions	—	(147,277)	(65)	(147,342)
Amortization	—	(56)	—	(56)
Change in fair value	—	—	—	—

Balance at December 31, 2015	$3,820	$153,140	$37	$156,997

The amortized cost of Level 3 securities was $157,874,000 with an unrealized loss of $877,000 at December 31, 2015. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. Specific provisions relate to impaired loans recognized for 2014 for the estimated credit loss amounted to $947,000.

There were no transfers between level 1 and 2 for the year ended December 31, 2014. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2014.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2014. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$96,886	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	3,410	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

Notes to Consolidated Financial Statements — (Continued)

The changes in Level 3 securities for the year ended December 31, 2014 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2013	$3,820	$32,487	$290	$36,597
Purchases	—	126,571	—	126,571
Maturities/redemptions	—	(66,088)	(188)	(66,276)
Amortization	—	(6)	—	(6)
Change in fair value	—	—	—	—

Balance at December 31, 2014	$3,820	$92,964	$102	$96,886

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

10.     Deposits

The following is a summary of remaining maturities or re-pricing of time deposits as of December 31,

	2015	Percent	2014	Percent
(dollars in thousands)
Within one year	$315,559	67%	$203,125	53%
Over one year to two years	44,838	9%	66,603	17%
Over two years to three years	49,538	10%	31,071	8%
Over three years to five years	63,491	14%	82,346	22%

Total	$473,426	100%	$383,145	100%

Time deposits of more than $250,000 totaled $193,598,000 and $108,325,000 in 2015 and 2014, respectively.

11.     Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2015	2014	2013
(dollars in thousands)
Amount outstanding at December 31	$197,850	$212,360	$214,440
Weighted average rate at December 31	0.21%	0.18%	0.18%
Maximum amount outstanding at any month end	$299,890	$243,750	$214,440
Daily average balance outstanding during the year	$245,276	$216,937	$203,888
Weighted average rate during the year	0.20%	0.18%	0.18%

Amounts outstanding at December 31, 2015, 2014 and 2013 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $199,152,000, $213,817,000 and $216,747,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2015, 2014 and 2013, respectively. The approximate fair value of the collateral at those dates was $197,318,000, $212,255,000 and $213,350,000, respectively.

Notes to Consolidated Financial Statements — (Continued)

12.     Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2015	2014	2013
(dollars in thousands)
Amount outstanding at December 31	$404,083	$431,583	$291,227
Weighted average rate at December 31	2.29%	1.91%	3.04%
Maximum amount outstanding at any month end	$521,583	$431,583	$291,227
Daily average balance outstanding during the year	$374,109	$271,710	$231,032
Weighted average rate during the year	2.38%	3.34%	3.73%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2015, was approximately $198,999,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	2015		2014		2013
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(dollars in thousands)
Within one year	$100,000	1.89%	$169,500	0.51%	$53,000	0.40%
Over one year to two years	57,500	2.72%	55,000	3.07%	19,500	2.42%
Over two years to three years	54,500	2.25%	45,000	3.18%	55,000	3.07%
Over three years to five years	91,000	1.85%	70,000	2.43%	77,000	3.05%
Over five years	65,000	3.23%	56,000	3.16%	50,500	3.39%

Total	$368,000	2.30%	$395,500	1.89%	$255,000	2.52%

Included in the table above are $50,000,000, $35,000,000 and $35,000,000 respectively, of FHLBB advances at December 31, 2015, 2014 and 2013, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

During 2013, the Company restructured $14,500,000 of FHLBB advances. Prior to restructure, the weighted average rate on these advances was 3.16% and the weighted average remaining maturity was 12 months. Subsequent to restructure, the weighted average rate was 3.24% and the weighted average maturity was 68 months. The restructures were accounted for as modifications.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2015 and 2014. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust. Century Bancorp Capital Trust then issued 2,875,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30%. The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities on January 10, 2005.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.

Notes to Consolidated Financial Statements — (Continued)

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 2.38% at December 31, 2015.

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2015 and 2014.

13.     Reclassifications Out of Accumulated Other Comprehensive Income(a)

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year ended December 31, 2015(a)	Year ended December 31, 2014(a)	Affected line item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$594	$450	Net gains on sales of investments
	(233)	(171)	Provision for income taxes

	$361	$279	Net income

Accretion of unrealized losses transferred	$5,502	$5,192	Securities held-to-maturity
	(1,919)	(2,004)	Provision for income taxes

	$3,583	$3,188	Net income

Amortization of defined benefit pension items
Prior-service costs	$(10)	$(10)	Salaries and employee benefits(b)
Actuarial gains (losses)	(1,411)	(367)	Salaries and employee benefits(b)

Total before tax	(1,421)	(377)	Income before taxes
Tax (expense) or benefit	568	151	Provision for income taxes

Net of tax	$(853)	$(226)	Net income

Total reclassifications for the period	$3,091	$3,241	Net income

(a)	Amounts in parentheses indicate decreases to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 17) for additional details).

14.     Earnings per share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2015, 2014 and 2013 was an increase of 0, 1,447, and 1,155 shares, respectively.

Notes to Consolidated Financial Statements — (Continued)

The following table is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,	2015	2014	2013
(in thousands except share and per share data)
BASIC EPS COMPUTATION
Numerator:
Net income, Class A	$18,081	$17,157	$15,698
Net income, Class B	4,940	4,703	4,348
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,591,732	3,575,683
Weighted average shares outstanding, Class B	1,967,180	1,969,030	1,980,855
Basic EPS, Class A	$5.02	$4.78	$4.39
Basic EPS, Class B	$2.51	$2.39	$2.19

DILUTED EPS COMPUTATION
Numerator:
Net income, Class A	$18,081	$17,157	$15,698
Net income, Class B	4,940	4,703	4,348

Total net income, for diluted EPS, Class A computation	23,021	21,860	20,046
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,591,732	3,575,683
Weighted average shares outstanding, Class B	1,967,180	1,969,030	1,980,855
Dilutive effect of Class A stock options	—	1,447	1,155

Weighted average shares outstanding diluted, Class A	5,567,909	5,562,209	5,557,693
Weighted average shares outstanding, Class B	1,967,180	1,969,030	1,980,855
Diluted EPS, Class A	$4.13	$3.93	$3.61
Diluted EPS, Class B	$2.51	$2.39	$2.19

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

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of

Notes to Consolidated Financial Statements — (Continued)

Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options outstanding at December 31, 2015 and December 31, 2014.

Stock option activity under the plan is as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	—	$—	20,375	$31.82	23,350	$31.17
Forfeited	—	—	(9,050)	31.83	(1,350)	26.68
Exercised	—	—	(11,325)	31.81	(1,625)	26.76

Outstanding at end of year	—	$—	—	$—	20,375	$31.82

Exercisable at end of year	—	$—	—	$—	20,375	$31.82

Available to be granted at end of year	233,934		233,934		224,884

At December 31, 2013, the options outstanding had exercise prices between $26.68 and $31.83. The weighted average intrinsic value of options exercised for the period ended December 31, 2014, was $8.76 per share with an aggregate value of $99,217.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

The Basel Committee has issued capital standards entitled “Base III: A global framework for more resilient banks and banking systems” (Basel III). The Federal Reserve has finalized its rule implementing the Basel III regulatory capital framework. The rule was effective in January 2015 and sets the Basel III minimum Regulatory capital requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity tier 1, tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual Amount	Ratio	For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			Amount	Ratio	Amount	Ratio
As of December 31, 2015 (Basel III)
Total Capital (to Risk-Weighted Assets)	$278,769	12.03%	$185,320	8.00%	$231,650	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	255,694	11.04%	138,990	6.00%	185,320	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	255,694	11.04%	104,242	4.50%	150,572	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	255,964	6.48%	157,734	4.00%	197,167	5.00%
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)	$254,742	14.38%	$141,747	8.00%	$177,183	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	232,592	13.13%	70,873	4.00%	106,310	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	232,592	6.52%	142,630	4.00%	178,287	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual Amount	Ratio	For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
			Amount	Ratio	Amount	Ratio
As of December 31, 2015 (Basel III)
Total Capital (to Risk-Weighted Assets)	$291,635	12.54%	$186,021	8.00%	$232,526	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	268,560	11.55%	139,515	6.00%	186,021	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	233,560	10.04%	104,637	4.50%	151,142	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	268,560	6.79%	158,114	4.00%	197,642	5.00%
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)	$269,044	15.12%	$142,366	8.00%	$177,957	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	246,798	13.87%	71,183	4.00%	106,774	6.00%
Tier 1 Capital (to 4th Qtr. Average Assets)	246,798	6.91%	142,930	4.00%	178,663	5.00%

Notes to Consolidated Financial Statements — (Continued)

16.     Income Taxes

The current and deferred components of income tax expense for the years ended December 31, are as follows:

	2015	2014	2013
(dollars in thousands)
Current expense:
Federal	$3,393	$3,981	$3,520
State	399	498	416

Total current expense	3,792	4,479	3,936

Deferred (benefit) expense:
Federal	(3,098)	(3,179)	(2,564)
State	(161)	(434)	(365)

Total deferred benefit	(3,259)	(3,613)	(2,929)

Provision for income taxes	$533	$866	$1,007

Income tax accounts included in other assets/liabilities at December 31, are as follows:

	2015	2014
(dollars in thousands)
Currently receivable	$1,217	$707
Deferred income tax asset, net	40,157	37,251

Total	$41,374	$37,958

Differences between income tax expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2015	2014	2013
(dollars in thousands)
Federal income tax expense at statutory rates	$8,008	$7,727	$7,158
State income tax, net of federal income tax benefit	157	42	34
Insurance income	(375)	(353)	(380)
Effect of tax-exempt interest	(6,915)	(6,097)	(5,348)
Net tax credit	(460)	(517)	(572)
Other	118	64	115

Total	$533	$866	$1,007

Effective tax rate	2.3%	3.8%	4.8%

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2015	2014
(dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$9,852	$9,550
Pension and SERP liability	8,714	7,806
Deferred compensation	8,495	7,447
AMT credit	7,041	4,630
Unrealized losses on securities transferred to held-to-maturity	4,667	6,586
Depreciation	673	366
Accrued bonus	508	613
Acquisition premium	231	334
Nonaccrual interest	138	148
Unrealized (gains) losses on securities available-for-sale	108	(103)
Limited partnerships	52	88
Investments write down	26	26
Other	173	136

Gross deferred income tax asset	40,678	37,627

Deferred income tax liabilities:
Mortgage servicing rights	(521)	(376)

Gross deferred income tax liability	(521)	(376)

Deferred income tax asset net	$40,157	$37,251

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2015. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. The Company is in an Alternative Minimum Tax (“AMT”) credit position. The AMT credit is carried as a deferred asset and has an indefinite life. The Company has potential tax planning strategies available which support the deferred AMT credit and, at this time, no valuation allowance is needed. The Company and its subsidiaries file a consolidated federal tax return. The Company is subject to federal and state examinations for tax years after December 31, 2011.

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

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2016 to 2020 are $1,289,000, $1,374,000, $1,395,000, $1,452,000, and $1,589,000, respectively. The aggregate benefits expected to be paid in the five years from 2021 to 2025 are $9,542,000. The Company plans to contribute $2,075,000 to the Plan in 2016.

The fair value of plan assets and major categories as of December 31, 2015, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Collective fund	61.2%	$20,627	$4,307	$16,320	$—
Equity securities	17.7%	5,990	5,990	—	—
Mutual funds	11.9%	4,001	4,001	—	—
Hedge funds	7.5%	2,524	—	—	2,524
Short-term investments	1.7%	575	575	—	—

	100.0%	$33,717	$14,873	$16,320	$2,524

The fair value of plan assets and major categories as of December 31, 2014, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Collective funds	53.4%	$18,069	$2,757	$15,312	$—
Equity securities	23.1%	7,797	7,797	—	—
Mutual funds	15.5%	5,244	4,762	482	—
Hedge funds	7.0%	2,360	—	—	2,360
Short-term investments	1.0%	342	342	—	—

	100.0%	$33,812	$15,658	$15,794	$2,360

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

The changes in Level 3 securities are shown in the table below:

Year Ended December 31,	2015	2014
(dollars in thousands)
Balance at beginning of year	$2,360	$2,256
Purchases	224	32
Redemptions	(40)	(58)
Actual return – assets still being held	(20)	130

Balance at end of year	$2,524	$2,360

There were no transfers in or out of level 3 during the year ended December 31, 2015 and 2014.

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

Notes to Consolidated Financial Statements — (Continued)

The benefits expected to be paid in each year from 2016 to 2020 are $1,594,000, $2,013,000, $1,993,000, $1,992,000 and $1,954,000, respectively. The aggregate benefits expected to be paid in the five years from 2021 to 2025 are $11,571,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2015	2014	2015	2014
(dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$40,011	$29,879	$31,989	$25,502
Service cost	1,343	1,034	1,589	1,555
Interest cost	1,576	1,467	1,365	1,325
Actuarial (gain)/loss	(3,424)	8,398	4,304	4,650
Benefits paid	(909)	(767)	(1,043)	(1,043)

Projected benefit obligation at end of year	$38,597	$40,011	$38,204	$31,989

Change in plan assets
Fair value of plan assets at beginning of year	$33,812	$32,322
Actual return on plan assets	(1,186)	1,337
Employer contributions	2,000	920
Benefits paid	(909)	(767)

Fair value of plan assets at end of year	$33,717	$33,812

(Unfunded) Funded status	$(4,880)	$(6,199)	$(38,204)	$(31,989)

Accumulated benefit obligation	$38,597	$40,011	$34,884	$29,023

Weighted-average assumptions as of December 31
Discount rate — Liability	4.18%	4.00%	4.03%	4.00%
Discount rate — Expense	4.00%	5.00%	4.00%	5.00%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$1,343	$1,034	$1,589	$1,555
Interest cost	1,576	1,467	1,365	1,325
Expected return on plan assets	(2,749)	(2,543)	—	—
Recognized prior service cost	(104)	(104)	114	114
Recognized net losses	812	12	599	355

Net periodic cost (benefit)	$878	$(134)	$3,667	$3,349

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$104	$104	$(114)	$(114)
Net (gain) loss	(301)	9,592	3,705	4,268

Total recognized in other comprehensive income	(197)	9,696	3,591	4,154

Total recognized in net periodic benefit cost and other comprehensive income	$681	$9,562	$7,258	$7,503

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2015			December 31, 2014
	Plan	Supplemental Plan	Total	Plan	Supplemental Plan	Total
(dollars in thousands)
Prior service cost	$308	$(763)	$(455)	$412	$(877)	$(465)
Net actuarial loss	(12,652)	(15,874)	(28,526)	(12,953)	(12,169)	(25,122)

Total	$(12,344)	$(16,637)	$(28,981)	$(12,541)	$(13,046)	$(25,587)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2015, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2016	$(104)	$114
Amortization of loss to be recognized in 2016	801	804

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

Effective January 1, 2016, the Company changed its estimate of the service and interest components of the net periodic benefit cost. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provided a more precise measurement of service and interests costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For 2016, the change in estimate is expected to reduce periodic plan cost by $859,000 compared to the prior estimate. Mortality assumptions are based on the RP 2015 Mortality Table projected with Scale MP 2015.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $403,000 for 2015, $346,000 for 2014 and $322,000 for 2013. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $1,178,000, $1,434,000 and $1,313,000 in 2015, 2014, and 2013, respectively.

The Company does not offer any postretirement programs other than pensions.

Notes to Consolidated Financial Statements — (Continued)

18.    Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2015. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Contract or Notional Amount

	2015	2014
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$5,638	$3,215
Standby and commercial letters of credit	4,936	8,057
Unused lines of credit	320,874	298,279
Unadvanced portions of construction loans	11,589	3,035
Unadvanced portions of other loans	41,717	17,186

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

Notes to Consolidated Financial Statements — (Continued)

20.    Other Operating Expenses

Year ended December 31,	2015	2014	2013
(dollars in thousands)
Marketing	$1,849	$1,793	$1,749
Software maintenance/amortization	1,670	1,524	1,417
Legal and audit	1,269	1,072	1,281
Contributions	690	735	673
Processing services	1,002	944	812
Consulting	1,050	964	874
Postage and delivery	905	964	939
Supplies	965	870	848
Telephone	804	753	719
Directors’ fees	377	389	373
Insurance	301	304	295
Other	1,826	1,520	1,500

Total	$12,708	$11,832	$11,480

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

Notes to Consolidated Financial Statements — (Continued)

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Fair Value Measurements Level 2 Inputs	Level 3 Inputs
(dollars in thousands)
December 31, 2015
Financial assets:
Securities held-to-maturity	$1,438,903	$1,438,960	$—	$1,438,960	$—
Loans(1)	1,708,461	1,677,270	—	—	1,677,270
Financial liabilities:
Time deposits	473,426	474,046	—	474,046	—
Other borrowed funds	368,000	372,209	—	372,209	—
Subordinated debentures	36,083	36,083	—	—	36,083
December 31, 2014
Financial assets:
Securities held-to-maturity	$1,406,792	$1,413,603	$—	$1,413,603	$—
Loans(1)	1,309,048	1,291,550	—	—	1,291,550
Financial liabilities:
Time deposits	383,145	387,919	—	387,919	—
Other borrowed funds	395,500	400,196	—	400,196	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

22.     Quarterly Results of Operations (unaudited)

2015 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$22,496	$23,750	$22,675	$21,172
Interest expense	5,274	5,134	4,961	4,765

Net interest income	17,222	18,616	17,714	16,407
Provision for loan losses	—	—	—	200

Net interest income after provision for loan losses	17,222	18,616	17,714	16,207
Other operating income	4,448	3,830	4,210	3,505
Operating expenses	15,794	16,100	15,766	14,538

Income before income taxes	5,876	6,346	6,158	5,174
Provision for income taxes	(95)	180	233	215

Net income	$5,971	$6,166	$5,925	$4,959

Share data:
Average shares outstanding, basic
Class A	3,600,729	3,600,729	3,600,729	3,600,729
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,976,180	1,967,180	1,967,180	1,967,180
Earnings per share, basic
Class A	$1.30	$1.35	$1.29	$1.08
Class B	$0.65	$0.67	$0.65	$0.54
Earnings per share, diluted
Class A	$1.07	$1.11	$1.06	$0.89
Class B	$0.65	$0.67	$0.65	$0.54

Notes to Consolidated Financial Statements — (Continued)

2014 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$21,062	$21,624	$21,554	$21,131
Interest expense	4,840	4,879	4,800	4,617

Net interest income	16,222	16,745	16,754	16,514
Provision for loan losses	400	600	450	600

Net interest income after provision for loan losses	15,822	16,145	16,304	15,914
Other operating income	4,428	3,758	3,615	3,470
Operating expenses	14,506	13,976	14,089	14,159

Income before income taxes	5,744	5,927	5,830	5,225
Provision for income taxes	121	221	231	293

Net income	$5,623	$5,706	$5,599	$4,932

Share data:
Average shares outstanding, basic
Class A	3,600,664	3,594,583	3,589,125	3,582,421
Class B	1,967,180	1,967,180	1,967,580	1,974,180
Average shares outstanding, diluted
Class A	5,567,855	5,563,278	5,558,032	5,558,177
Class B	1,976,180	1,967,180	1,967,580	1,974,180
Earnings per share, basic
Class A	$1.23	$1.25	$1.22	$1.08
Class B	$0.61	$0.62	$0.61	$0.54
Earnings per share, diluted
Class A	$1.01	$1.03	$1.01	$0.89
Class B	$0.61	$0.62	$0.61	$0.54

Notes to Consolidated Financial Statements — (Continued)

23.    Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2015 and 2014 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2015, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS

December 31,	2015	2014
(dollars in thousands)
ASSETS:
Cash	$5,230	$7,674
Investment in subsidiary, at equity	236,629	213,245
Other assets	8,808	7,700

Total assets	$250,667	$228,619

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$40	$36
Subordinated debentures	36,083	36,083
Stockholders’ equity	214,544	192,500

Total liabilities and stockholders’ equity	$250,667	$228,619

STATEMENTS OF INCOME

Year Ended December 31,	2015	2014	2013
(dollars in thousands)
Income:
Dividends from subsidiary	$1,500	$—	$—
Interest income from deposits in bank	13	21	28
Other income	24	72	72

Total income	1,537	93	100
Interest expense	792	2,329	2,400
Operating expenses	212	204	208

Income before income taxes and equity in undistributed income of subsidiary	533	(2,440)	(2,508)
Benefit from income taxes	(328)	(830)	(853)

Income before equity in undistributed income of subsidiary	861	(1,610)	(1,655)
Equity in undistributed income of subsidiary	22,160	23,470	21,701

Net income	$23,021	$21,860	$20,046

Notes to Consolidated Financial Statements — (Continued)

STATEMENTS OF CASH FLOWS

December 31,	2015	2014	2013
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,021	$21,860	$20,046
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of subsidiary	(22,160)	(23,470)	(21,701)
Depreciation and amortization	3	12	12
Increase in other assets	(1,112)	(1,067)	(3,500)
Decrease in liabilities	4	(71)	—

Net cash (used in) operating activities	(244)	(2,736)	(5,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	—	361	43
Cash dividends paid	(2,200)	(2,196)	(2,191)

Net cash used in financing activities	(2,200)	(1,835)	(2,148)

Net (decrease) in cash	(2,444)	(4,571)	(7,291)

Cash at beginning of year	7,674	12,245	19,536

Cash at end of year	$5,230	$7,674	$12,245

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

March 9, 2016

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 9, 2016, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 9, 2016

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 88.

Barry R. Sloane	William P. Hornby, CPA
President & CEO	Chief Financial Officer & Treasurer

March 9, 2016

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	72	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Stephen R. Delinsky	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Marshall I. Goldman, Ph.D.	85	Director Emeritus, Century Bancorp, Inc., and Century Bank and Trust Company
Louis J. Grossman.	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	76	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	54	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company
Fraser Lemley	75	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	76	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jo Ann Simons	63	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	60	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	89	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
George F. Swansburg	73	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	73	Director, Century Bancorp, Inc., and Century Bank and Trust Company

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

Dr. Goldman has been a director of the Company since its organization in 1972. He was also a founding director of Century Bank and Trust Company in 1969. He is a Professor Emeritus of Economics at Wellesley College and Senior Scholar of the Davis Center for Russian Studies at Harvard University. Dr. Goldman is also a Trustee of Northeast Investors Trust. Dr. Goldman has retired as a voting member of Century Bank and Trust Company and Century Bancorp Inc.’s Boards of Directors, but will remain active as a Director Emeritus of both Boards. Dr. Goldman’s experience as a professor and expertise in economics has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

Mr. Grossman became a director of the Company and of Century Bank and Trust Company in January, 2016. Mr. Grossman has been President and Treasurer of The Grossman Companies, Inc. since 1980, when he and his father, Morton, purchased the family real estate business. In January, 2015 he became Chairman. Mr. Grossman’s experience and expertise in real estate, which is relevant to customer relationships of the Company, qualifies him to serve as director of the Company.

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

Mr. Mercurio became a director of the Company in 1990 and a director of Century Bank and Trust Company in 1995 and voluntarily resigned in 2004. He was then re-elected in 2010. In December, 2010, Mr. Mercurio retired as Executive Vice President of Boston University having completed 38 years of service. He currently serves as Senior Vice President for Administration & Finance at Quincy College. Mr. Mercurio’s experience in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

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

Ms. Simons became a director of the Company and a director of Century Bank and Trust Company in January, 2016. Ms. Simons is CEO of Northeast ARC and was President and CEO of Cardinal Cushing Centers, Inc. from 2008 through January, 2016. These nonprofit organizations specialize in the support of individuals with disabilities. Ms. Simons’ experience and expertise with nonprofit organizations, which is relevant to customer relationships of the Company, qualifies her to serve as director of the Company.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 89 years old.
Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 60 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 49 years old. He joined the Company in 2007.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 52 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 55 years old. He joined the Company in 1989.

Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 54 years old. She joined the Company in 1983.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 60 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee was composed of four directors during 2015, Joseph J. Senna, Chair, Stephen R. Delinsky, Stephanie Sonnabend, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. Effective December 31, 2015, Stephanie Sonnabend retired from the Company’s Board of Directors and was replaced on the Company’s Audit Committee by Joseph Mercurio. The Board of Directors has determined that Mr. Senna qualifies as an “audit committee financial expert”, as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and Massachusetts Bank Commissioner’s staff in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met six times during 2015.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16, Communication with Audit Committees.

The Audit Committee has also received the written disclosures and the letter from KPMG LLP as required by the PCAOB. The Audit Committee has discussed with KPMG LLP the firm’s independence, including a review of audit and non-audit fees and services, and concluded that KPMG LLP is independent.

Based on the review and discussions referred to in the paragraph above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

/s/ Joseph J. Senna, Chair

/s/ Stephen R. Delinsky

/s/ Joseph Mercurio

/s/ Jon Westling

Nominating Committee

The Company’s Nominating Committee has three director members, Stephen R. Delinsky, Fraser Lemley and Jon Westling, each of whom the Board of Directors has determined to be independent under the NASDAQ current listing standards. The Nominating Committee operates pursuant to a written policy. The nominating committee implements the process by identifying a potential candidate and evaluating whether the candidate is eligible and qualified for service. The Committee has developed criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, Board and Company needs and such other criteria as the Committee shall determine to be relevant. The committee’s effectiveness is assessed by reviewing existing Board of Directors attendance and performance; experience, skills and contributions that the existing Director brings to the Board; and independence, prior to nominating an existing director for reelection.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers or Directors failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2015, or in prior fiscal years.

Based solely on a review of Forms 4 filed with the SEC during the fiscal year ended December 31, 2015, the Company believes a beneficial owner of more than 10% of the Company’s Class A Common Stock, James J. Filler, timely filed all reports he was required to file during the aforementioned fiscal year except four reports covering a total of four transactions that were filed late by Mr. Filler.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2015.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision and did not award stock incentive awards for fiscal year 2015. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2015.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2015. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2015.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2015 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 101 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 102.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2015 and received matching contributions up to a maximum of $5,300. The plan is currently administered by SBERA.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2015 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 103.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired life insurance policies providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2015.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane, a 6% salary increase in 2015. In recognition of the Company’s solid financial performance in 2015, the Company also granted a $132,120 cash bonus payable to Mr. Barry R. Sloane. Total compensation granted to the Chief Executive Officer for 2015 is described in the Summary Compensation Table in the statement.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for each of the following Named Executive Officers, Paul Evangelista, William Hornby, David Woonton and Brian Feeney was increased between 6 and 8% in 2015. Linda Kay was increased by 21% in 2015. In light of the Company’s financial performance in 2015, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $374,850 per year during 2015 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2015 as noted on the Summary Compensation Table.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

/s/ Fraser Lemley, Chairman

/s/ Joseph Mercurio

/s/ Jon Westling

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2015 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($)(1)	Total ($)
Marshall M. Sloane(2)	2015	—	—	—	—	542,344	1,020,928	1,563,272
Chairman of the Board,	2014	—	—	—	—	321,375	961,896	1,283,271
Century Bancorp, Inc. and	2013	—	—	—	—	—	881,420	881,420
Century Bank and Trust Company
Barry R. Sloane	2015	603,081	132,120	—	—	1,528,901	61,409	2,325,511
President and CEO, Century	2014	569,207	165,150	—	—	1,657,205	56,423	2,447,985
Bancorp, Inc. and Century Bank	2013	557,634	151,375	—	—	518,600	59,352	1,286,961
and Trust Company
David B. Woonton	2015	357,706	62,842	—	—	607,906	16,221	1,044,675
Executive Vice President,	2014	337,614	78,552	—	—	1,062,188	33,503	1,511,857
Century Bank and Trust Company	2013	330,750	72,000	—	—	219,785	24,264	646,799
Paul A. Evangelista	2015	357,706	62,842	—	—	422,371	12,750	855,669
Executive Vice President,	2014	337,614	78,552	—	—	908,094	26,015	1,350,275
Century Bank and Trust Company	2013	330,750	72,000	—	—	40,947	19,107	462,804
Linda Sloane Kay	2015	357,706	62,842	—	—	410,910	21,506	852,964
Executive Vice President	2014	294,708	68,733	—	—	459,929	16,838	840,208
Century Bank and Trust Company	2013	288,716	63,000	—	—	95,269	27,291	474,276
Brian J. Feeney	2015	317,246	54,986	—	—	391,958	18,512	782,702
Executive Vice President,	2014	294,708	68,733	—	—	516,380	16,345	896,166
Century Bank and Trust Company	2013	288,716	63,000	—	—	84,596	14,113	450,425
William P. Hornby	2015	317,246	54,986	—	—	273,718	15,688	661,638
Chief Financial Officer and	2014	294,708	68,733	—	—	275,237	12,775	651,453
Treasurer, Century Bancorp, Inc.	2013	288,716	63,000	—	—	46,983	23,259	421,958
and Century Bank and
Trust Company

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.
(2)	This amount, for 2015, includes $374,850 for consulting services, $446,612 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $38,450 for Director fees, $132,120 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2015 ($)(1)	Payments During Last Fiscal Year 12/31/2015 ($)
Marshall M. Sloane	Defined Benefit	33	599,155	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	12	249,260	—
President and CEO	Pension Plan
David B. Woonton	Defined Benefit	16	635,139	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	16	466,269	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Linda Sloane Kay	Defined Benefit	15	272,959	—
Executive Vice President	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	26	524,630	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.18% and the mortality table used is the RP 2014 adjusted to 2006 White Collar Mortality Table with projection MP 2015.
(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2015 ($)(1)	Payments During Last Fiscal Year- 12/31/2015 ($)
Marshall M. Sloane(2)	Supplemental Executive	33	3,800,190	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane(2)	Supplemental Executive	14	6,578,216	—
President and CEO	Insurance/Retirement Plan
David B. Woonton(2)	Supplemental Executive	16	3,695,474	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista(2)	Supplemental Executive	16	2,603,971	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Linda Sloane Kay(2)	Supplemental Executive	7	1,105,408	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan
Brian J. Feeney(2)	Supplemental Executive	8	1,147,573	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby(2)	Supplemental Executive	7	834,202	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.03% and the mortality table used is RP 2014 adjusted to 2006 White Collar Mortality Table with projection MP 2015.
(2)	As of January 1, 2015, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 85%, 100%, 100%, 47.5%, 40% and 40% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $15,750 retainer per year, $300 per Company Board meeting attended, $800 per Bank Board meeting attended and $700 per committee meeting attended. Joseph Senna receives $2,000 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2015

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
George R. Baldwin	37,650	—	37,650
Stephen R. Delinsky	32,750	—	32,750
Marshall I. Goldman	17,650	—	17,650
Russell B. Higley	32,850	—	32,850
Jackie Jenkins-Scott	33,350	—	33,350
Linda Sloane Kay	—	—	—
Fraser Lemley	38,250	—	38,250
Joseph P. Mercurio	37,750	—	37,750
Joseph J. Senna	47,650	—	47,650
Barry R. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
Stephanie Sonnabend	31,250	—	31,250
George F. Swansburg(2)	40,150	14,500	54,650
Jon Westling	30,850	—	30,850

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2015, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2015, there were 3,600,729 shares of Class A Common Stock and 1,967,180 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned		% B Owned
James J. Filler(8)	486,682		13.52%
2964 Shook Hill Parkway, Birmingham, AL 35223
Maltese Capital Management, LLC(7)	275,500		7.65%
150 East 52nd Street, 30th Floor, New York, NY 10022
Wellington Management Group, LLP(5)	242,485		6.73%
280 Congress Street, Boston, MA 02210
Marshall M. Sloane(a)	31,393	(1)	0.87%	1,721,841	(2)	87.53%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Stephen R. Delinsky(a)	2,968	(6)	0.08%
Paul A. Evangelista(b)	7,438		0.21%
Brian J. Feeney(b)	1,898		0.05%
Marshall I. Goldman(a)	7,581	(9)	0.21%	30,000	(10)	1.53%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	10,798	(3)	0.30%	60,000		3.05%
Fraser Lemley(a)	22,653		0.63%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	25,001		0.69%
Barry R. Sloane(a)(b)	4,571	(4)	0.13%
George F. Swansburg(a)	32,251		0.90%
Jon Westling(a)	8,522		0.24%
David B. Woonton(b)	800		0.02%
All directors and officers as a group (17 in number)	166,935		4.64%	1,881,841		92.10%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,899 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,580 shares held by Sloane Family Enterprises LP, and does not include 94,239 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 94,239 shares and 1,694,580 shares held by Sloane Family Enterprises LP.

(3)	Includes 9,964 shares owned by Ms. Kay’s spouse and 10 shares owned by Ms. Kay’s children

(4)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Includes 3,111 shares pledged.

(5)	The Company has relied upon the information set forth in the Form 13G filed with the SEC by the Wellington Management Group, LLP on February 11, 2016.

(6)	Includes 253 shares owned by Mr. Delinsky’s children.

(7)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Maltese Capital Management, LLC on February 16, 2016.

(8)	The Company has relied upon the information set forth in the Form 4 filed with the SEC by James J. Filler on December 28, 2015.

(9)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

(10)	Does not include 9,000 shares held of record by Mr. Goldman’s children; Mr. Goldman disclaims beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Description of Fees	Fiscal 2015 Amount	Fiscal 2014 Amount
Audit fees(1)	$450,000	$400,000
Audit-related fees	—	—
Tax fees(2)	52,900	67,115
Other fees	—	—

	$502,900	$467,115

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2015 and 2014

Consolidated Statements of Income — Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity-Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows-Years Ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.
3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	Supplemental Executive Retirement and Insurance Plan, as amended on December 1, 2008, incorporated by reference previously filed with an 8-K filed on January 21, 2009.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.5	Supplemental Executive Retirement and Insurance plan, as amended on July 14, 2009, incorporated by reference previously filed with an 8-K filed on July 16, 2009.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.10	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.11	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.12	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.13	Severance agreement among Century Bancorp, Inc., Century Bank and Trust Company and Jonathan G. Sloane dated April 30, 2010 incorporated by reference previously filed with an 8-K on May 14, 2010.
14	Code of ethics.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2015.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin	/s/ Joseph Senna
George R. Baldwin, Director	Joseph Senna, Director

/s/ Stephen R. Delinsky	/s/ Jo Ann Simons
Stephen R. Delinsky, Director	Jo Ann Simons, Director

/s/ Louis J. Grossman	/s/ George F. Swansburg
Louis J. Grossman, Director	George F. Swansburg, Director

/s/ Russell B. Higley	/s/ Jon Westling
Russell B. Higley, Esquire, Director	Jon Westling, Director

/s/ Jackie Jenkins-Scott	/s/ Marshall M. Sloane
Jackie Jenkins-Scott, Director	Marshall M. Sloane, Chairman

/s/ Linda Sloane Kay	/s/ Barry R. Sloane
Linda Sloane Kay, Director	Barry R. Sloane, Director,
Executive Vice President, Century Bank and	President and Chief Executive Officer
Trust Company

/s/ Fraser Lemley	/s/ William P. Hornby
Fraser Lemley, Director	William P. Hornby, CPA, Chief Financial
Officer and Treasurer

/s/ Joseph P. Mercurio	/s/ Anthony C. LaRosa
Joseph P. Mercurio, Director	Anthony C. LaRosa, CPA, Senior Vice President,
Century Bank and Trust Company,
Principal Accounting Officer