Form 10-Q
period 2016-03-31
CENTURY BANCORP INC
filed 2016-05-10
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of April 30, 2016, the Registrant had outstanding:

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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31, 2016	December 31, 2015
Assets

Cash and due from banks	$71,655	$52,877
Federal funds sold and interest-bearing deposits in other banks	232,995	167,847

Total cash and cash equivalents	304,650	220,724

Short-term investments	3,241	3,233

Securities available-for-sale, amortized cost $380,219 and $404,977, respectively	380,349	404,623
Securities held-to-maturity, fair value $1,437,205 and $1,438,960, respectively	1,412,702	1,438,903
Federal Home Loan Bank of Boston stock, at cost	23,909	28,807

Loans Held-for-Sale	48,180	—

Loans, net:
Commercial and industrial	529,168	452,235
Municipal	85,227	85,685
Construction and land development	26,572	27,421
Commercial real estate	715,248	721,506
Residential real estate	215,040	255,346
Home equity	178,377	178,020
Consumer and other	12,826	11,323

Total loans, net	1,762,458	1,731,536
Less: allowance for loan losses	23,544	23,075

Net loans	1,738,914	1,708,461

Bank premises and equipment	23,797	24,106
Accrued interest receivable	7,524	8,002
Goodwill	2,714	2,714
Other assets	108,817	107,868

Total assets	$4,054,797	$3,947,441

Liabilities

Deposits:
Demand deposits	$577,842	$541,955
Savings and NOW deposits	1,197,257	1,070,585
Money market accounts	944,621	989,094
Time deposits	446,185	473,426

Total deposits	3,165,905	3,075,060

Securities sold under agreements to repurchase	218,230	197,850
Other borrowed funds	356,000	368,000
Subordinated debentures	36,083	36,083
Due to broker	1,741	405
Other liabilities	55,997	55,499

Total liabilities	3,833,956	3,732,897

Stockholders’ Equity

Preferred stock - $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares and 3,600,729 shares, respectively	3,601	3,601
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 and 1,976,180 shares, respectively	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	225,989	221,232

	243,849	239,092
Unrealized gains (losses) on securities available-for-sale, net of taxes	68	(246)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(5,912)	(6,896)
Pension liability, net of taxes	(17,164)	(17,406)

Total accumulated other comprehensive loss, net of taxes	(23,008)	(24,548)

Total stockholders’ equity	220,841	214,544

Total liabilities and stockholders’ equity	$4,054,797	$3,947,441

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2016	2015
Interest income
Loans	$14,172	$12,076
Securities held-to-maturity	7,812	8,168
Securities available-for-sale	964	732
Federal funds sold and interest-bearing deposits in other banks	315	196

Total interest income	23,263	21,172

Interest expense
Savings and NOW deposits	838	628
Money market accounts	795	782
Time deposits	1,358	1,156
Securities sold under agreements to repurchase	115	114
Other borrowed funds and subordinated debentures	2,307	2,085

Total interest expense	5,413	4,765

Net interest income	17,850	16,407

Provision for loan losses	450	200

Net interest income after provision for loan losses	17,400	16,207

Other operating income
Service charges on deposit accounts	1,937	1,913
Lockbox fees	789	788
Gains on sales of mortgage loans	—	99
Other income	928	705

Total other operating income	3,654	3,505

Operating expenses
Salaries and employee benefits	9,776	9,134
Occupancy	1,579	1,605
Equipment	636	593
FDIC assessments	568	503
Other	3,124	2,703

Total operating expenses	15,683	14,538

Income before income taxes	5,371	5,174

Provision for income taxes	64	215

Net income	$5,307	$4,959

Share data:
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,600,729
Class B	1,967,180	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909
Class B	1,967,180	1,967,180
Basic earnings per share:
Class A	$1.16	$1.08
Class B	$0.58	$0.54
Diluted earnings per share
Class A	$0.95	$0.89
Class B	$0.58	$0.54

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015

Net income	$5,307	$4,959
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	314	(30)
Less: reclassification adjustment for gains included in net income	—	—

Total unrealized (losses) gains on securities	314	(30)
Accretion of net unrealized losses transferred	984	735

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	242	213

Other comprehensive income	1,540	918

Comprehensive income	$6,847	$5,877

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2016 and 2015

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500

Net income	—	—	—	4,959	—	4,959

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $19 in taxes	—	—	—	—	(30)	(30)

Accretion of unrealized losses on securities transferred to held-to-maturity, net of $394 in taxes	—	—	—	—	735	735

Pension liability adjustment, net of $142 in taxes	—	—	—	—	213	213

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(432)	—	(432)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2015	$3,601	$1,967	$12,292	$204,821	$(24,853)	$197,828

Balance at December 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544

Net income	—	—	—	5,307	—	5,307

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $170 in taxes	—	—	—	—	314	314

Accretion of unrealized losses on securities transferred to held-to-maturity, net of $527 in taxes	—	—	—	—	984	984

Pension liability adjustment, net of $161 in taxes	—	—	—	—	242	242

Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(433)	—	(433)

Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2016	$3,601	$1,967	$12,292	$225,989	$(23,008)	$220,841

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,307	$4,959
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	—	(99)
Provision for loan losses	450	200
Deferred income taxes	(1,098)	(175)
Net depreciation and amortization	729	696
Decrease (increase) in accrued interest receivable	478	(672)
Increase in other assets	(744)	(4,621)
Increase (decrease) in other liabilities	901	(904)

Net cash provided by (used in) operating activities	6,023	(616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(8)	(8)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	4,898	—
Proceeds from calls/maturities of securities available-for-sale	47,099	34,265
Purchase of securities available-for-sale	(21,095)	(34,767)
Proceeds from calls/maturities of securities held-to-maturity	113,454	50,467
Purchase of securities held-to-maturity	(85,654)	(416,137)
Net increase in loans	(79,070)	(14,903)
Proceeds from sales of portfolio loans	—	5,061
Capital expenditures	(396)	(621)

Net cash used in investing activities	(20,772)	(376,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(27,241)	(689)
Net increase in demand, savings, money market and NOW deposits	118,086	178,593
Cash dividends	(550)	(549)
Net increase in securities sold under agreements to repurchase	20,380	48,030
Net decrease in other borrowed funds	(12,000)	(87,858)

Net cash provided by financing activities	98,675	137,527

Net (decrease) increase in cash and cash equivalents	83,926	(239,732)
Cash and cash equivalents at beginning of period	220,724	305,357

Cash and cash equivalents at end of period	$304,650	$65,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,405	$4,668
Income taxes	210	210
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	314	(30)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	984	735
Pension liability adjustment, net of taxes	242	213
Change in due to (from) to broker	1,336	7,142
Transfer of loans to Loans Held-for-Sale	48,180	—

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2016 and 2015

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

Note 2. Securities Available-for-Sale

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$1,999	$—	$2	$1,997	$1,999	$—	$10	$1,989
U.S. Government Sponsored Enterprises	5,000	8	—	5,008	—	—	—	—
SBA Backed Securities	5,925	10	4	5,931	5,983	8	2	5,989
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	225,727	759	193	226,293	232,967	859	300	233,526
Privately Issued Residential Mortgage Backed Securities	1,362	2	19	1,345	1,437	10	13	1,434
Obligations Issued by States and Political Subdivisions	135,490	—	401	135,089	157,838	—	878	156,960
Other Debt Securities	4,600	—	131	4,469	4,600	3	130	4,473
Equity Securities	116	101	—	217	153	99	—	252

Total	$380,219	$880	$750	$380,349	$404,977	$979	$1,333	$404,623

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $213,639,000 and $220,482,000 at March 31, 2016 and December 31, 2015, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $19,103,000 and $20,056,000 at March 31, 2016 and December 31, 2015, respectively. There were no realized gains on sales of investments for the three months ended March 31, 2016 and March 31, 2015, respectively.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2016.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$129,038	$129,037
After one but within five years	160,638	161,034
After five but within ten years	83,228	83,391
More than 10 years	5,699	5,283
Non-maturing	1,616	1,604

Total	$380,219	$380,349

The weighted average remaining life of investment securities available-for-sale at March 31, 2016 was 3.3 years. Included in the weighted average remaining life calculation at March 31, 2016 were $5,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2016 and December 31, 2015, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on U.S. Treasury, SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities, related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2016. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 20 and 10 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 267 holdings at March 31, 2016.

	March 31, 2016
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$1,997	$2	$1,997	$2
Small Business Administration	1,799	4	—	—	1,799	4
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	46,435	113	29,009	80	75,444	193
Privately Issued Residential Mortgage Backed Securities	429	2	471	17	900	19
Obligations Issued by States and Political Subdivisions	—	—	4,298	401	4,298	401
Other Debt Securities	1,184	17	1,685	114	2,869	131

Total temporarily impaired securities	$49,847	$136	$37,460	$614	$87,307	$750

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

	December 31, 2015
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,989	$10	$—	$—	$1,989	$10
SBA Backed Securities	1,031	2	—	—	1,031	2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	26,519	52	49,341	248	75,860	300
Privately Issued Residential Mortgage-Backed Securities	—	—	490	13	490	13
Obligations Issued by States and Political Subdivisions	—	—	3,820	878	3,820	878
Other Debt Securities	497	3	1,373	127	1,870	130

	$30,036	$67	$55,024	$1,266	$85,060	$1,333

Note 3. Investment Securities Held-to-Maturity

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$152,732	$3,033	$11	$155,754	$186,734	$2,234	$141	$188,827
U.S. Government Agency and Sponsored Enterprises Mortgage Backed Securities	1,259,970	22,843	1,362	1,281,451	1,252,169	7,547	9,583	1,250,133

Total	$1,412,702	$25,876	$1,373	$1,437,205	$1,438,903	$9,781	$9,724	$1,438,960

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,001,953,000 and $1,004,743,000 at March 31, 2016 and December 31, 2015, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $368,956,000 and $432,965,000 at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2016.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$9,242	$9,343
After one but within five years	1,205,411	1,223,805
After five but within ten years	193,283	199,272
More than ten years	4,766	4,785

Total	$1,412,702	$1,437,205

The weighted average remaining life of investment securities held-to-maturity at March 31, 2016 was 3.9 years. Included in the weighted average remaining life calculation at March 31, 2016 were $54,658,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2016 and December 31, 2015, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2016. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 20 and 24 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 326 holdings at March 31, 2016.

	March 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$19,990	$11	$—	$—	$19,990	$11
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	91,770	379	120,167	983	211,937	1,362

Total temporarily impaired securities	$111,760	$390	$120,167	$983	$231,927	$1,373

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2016	2015
	(in thousands)
Allowance for loan losses, beginning of period	$23,075	$22,318
Loans charged off	(69)	(81)
Recoveries on loans previously charged-off	88	92

Net recoveries (charge-offs)	19	11
Provision charged to expense	450	200

Allowance for loan losses, end of period	$23,544	$22,529

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2016 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2015	$2,041	$5,899	$994	$10,589	$1,320	$644	$1,077	$511	$23,075
Charge-offs	—	—	—	—	—	(69)	—	—	(69)
Recoveries	—	35	—	—	2	51	—	—	88
Provision	(68)	759	(4)	(56)	(73)	67	108	(283)	450

Ending balance at March 31, 2016	$1,973	$6,693	$990	$10,533	$1,249	$693	$1,185	$228	$23,544

Amount of allowance for loan losses for loans deemed to be impaired	$7	$17	$—	$89	$27	$—	$89	$—	229

Amount of allowance for loan losses for loans not deemed to be impaired	$1,966	$6,676	$990	$10,444	$1,222	$693	$1,096	$228	$23,315

Loans:
Ending balance	$26,572	$529,168	$85,227	$715,248	$215,040	$12,826	$178,377	$—	$1,762,458

Loans deemed to be impaired	$98	$429	$—	$1,665	$905	$—	$89	$—	$3,186

Loans not deemed to be impaired	$26,474	$528,739	$85,227	$713,583	$214,135	$12,826	$178,288	$—	$1,759,272

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(in thousands)
Allowance for loan losses:
Balance at December 31, 2014	$1,592	$4,758	$1,488	$11,199	$775	$810	$599	$1,097	$22,318
Charge-offs	—	—	—	—	—	(81)	—	—	(81)
Recoveries	—	15	—	2	2	73	—	—	92
Provision	292	(128)	(115)	(74)	22	(88)	15	276	200

Ending balance at March 31, 2015	$1,884	$4,645	$1,373	$11,127	$799	$714	$614	$1,373	$22,529

Amount of allowance for loan losses for loans deemed to be impaired	$20	$96	$—	$631	$90	$—	$92	$—	929

Amount of allowance for loan losses for loans not deemed to be impaired	$1,864	$4,549	$1,373	$10,496	$709	$714	$522	$1,373	$21,600

Loans:
Ending balance	$25,347	$157,637	$41,406	$691,811	$258,558	$10,508	$156,063	$—	$1,341,330

Loans deemed to be impaired	$102	$871	$—	$4,304	$952	$—	$92	$—	$6,321

Loans not deemed to be impaired	$25,245	$156,766	$41,406	$687,507	$257,606	$10,508	$155,971	$—	$1,335,009

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2016 and December 31, 2015.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2016 and December 31, 2015.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2016 and December 31, 2015 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2016.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$19,492	$528,721	$85,227	$712,671
4 (Monitor)	6,982	18	—	912
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	98	429	—	1,665

Total	$26,572	$529,168	$85,227	$715,248

The following table presents the Company’s loans by risk rating at December 31, 2015.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$20,281	$451,774	$85,685	$718,911
4 (Monitor)	7,042	18	—	917
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	98	443	—	1,678

Total	$27,421	$452,235	$85,685	$721,506

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)

Credit Rating:
Aaa – Aa3	$281,922	$63,407	$7,311	$352,640
A1 – A3	167,389	7,400	130,512	305,301
Baa1 – Baa3	—	8,890	166,796	175,686
Ba2	—	4,480	—	4,480

Total	$449,311	$84,177	$304,619	838,107

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)

Credit Rating:
Aaa – Aa3	$234,733	$63,865	$7,547	$306,145
A1 – A3	140,419	7,400	130,872	278,691
Baa1 – Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2016 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$98	$—	$98	$26,474	$26,572
Commercial and industrial	226	56	—	282	528,886	529,168
Municipal	—	—	—	—	85,227	85,227
Commercial real estate	2,290	168	—	2,458	712,790	715,248
Residential real estate	1,037	1,036	—	2,073	212,967	215,040
Consumer and overdrafts	1	6	—	7	12,819	12,826
Home equity	539	126	—	665	177,712	178,377

Total	$4,093	$1,490	$—	$5,583	$1,756,875	$1,762,458

Further information pertaining to the allowance for loan losses at December 31, 2015 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$99	$—	$99	$27,322	$27,421
Commercial and industrial	—	60	—	60	452,175	452,235
Municipal	—	—	—	—	85,685	85,685
Commercial real estate	1,462	174	—	1,636	719,870	721,506
Residential real estate	596	1,559	—	2,155	253,191	255,346
Consumer and overdrafts	6	—	—	6	11,317	11,323
Home equity	628	444	—	1,072	176,948	178,020

Total	$2,692	$2,336	$—	$5,028	$1,726,508	$1,731,536

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include: the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2015.

The following is information pertaining to impaired loans for March 31, 2016:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 3/31/16	Interest Income Recognized For 3 Months Ending 3/31/16
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	56	243	—	58	—
Municipal	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	109	195	—	111	2
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$165	$438	$—	$169	$2

With required reserve recorded:
Construction and land development	$98	$108	$7	$98	$—
Commercial and industrial	373	388	17	378	5
Municipal	—	—	—	—	—
Commercial real estate	1,665	1,763	89	1,671	15
Residential real estate	796	797	27	799	—
Consumer	—	—	—	—	—
Home equity	89	89	89	90	—

Total	$3,021	$3,145	$229	$3,036	$20

Total:
Construction and land development	$98	$108	$7	$98	$—
Commercial and industrial	429	631	17	436	5
Municipal	—	—	—	—	—
Commercial real estate	1,665	1,763	89	1,671	15
Residential real estate	905	992	27	910	2
Consumer	—	—	—	—	—
Home equity	89	89	89	90	—

Total	$3,186	$3,583	$229	$3,205	$22

The following is information pertaining to impaired loans for March 31, 2015:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value For 3 Months Ending 3/31/15	Interest Income Recognized For 3 Months Ending 3/31/15
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	63	105	—	39	—
Municipal	—	—	—	—	—
Commercial real estate	392	396	—	393	—
Residential real estate	132	215	—	134	2
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$587	$716	$—	$566	$2

With required reserve recorded:
Construction and land development	$102	$108	$20	$103	$—
Commercial and industrial	808	1,010	96	821	11
Municipal	—	—	—	—	—
Commercial real estate	3,912	4,006	631	3,918	16
Residential real estate	820	820	90	823	6
Consumer	—	—	—	—	—
Home equity	92	92	92	92	—

Total	$5,734	$6,036	$929	$5,757	$33

Total:
Construction and land development	$102	$108	$20	$103	$—
Commercial and industrial	871	1,115	96	860	11
Municipal	—	—	—	—	—
Commercial real estate	4,304	4,402	631	4,311	16
Residential real estate	952	1,035	90	957	8
Consumer	—	—	—	—	—
Home equity	92	92	92	92	—

Total	$6,321	$6,752	$929	$6,323	$35

There were no troubled debt restructurings occurring during the three month periods ended March 31, 2016 or March 31, 2015.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015		Affected Line Item in the Statement Where Net Income is Presented
(in thousands)

Accretion of unrealized losses transferred	$(1,511)		$(1,129)		Interest on securities held-to- maturity
Tax (expense) or benefit	527		394		Provision for income taxes

Net of tax	$(984)		$(735)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(2	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(401	)(b)	(352	)(b)	Salaries and employee benefits

Total before tax	(403)		(355)		Income before taxes
Tax (expense) or benefit	161		142		Provision for income taxes

Net of tax	$(242)		$(213)		Net income

Total reclassifications for the period	$(1,226)		$(948)		Net income, net of tax

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended March 31, 2015 and 2016.

The following table is a reconciliation of basic EPS and diluted EPS for the three months ended March 31,

	Three Months Ended March 31,
(in thousands except share and per share data)	2016	2015
Basic EPS Computation:
Numerator:
Net income, Class A	$4,168	$3,895
Net income, Class B	1,139	1,064
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,967,180	1,967,180
Basic EPS, Class A	$1.16	$1.08
Basic EPS, Class B	0.58	0.54
Diluted EPS Computation:
Numerator:
Net income, Class A	$4,168	$3,895
Net income, Class B	1,139	1,064

Total net income, for diluted EPS, Class A computation	5,307	4,959
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,967,180	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,967,180	1,967,180
Diluted EPS, Class A	$0.95	$0.89
Diluted EPS, Class B	0.58	0.54

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended March 31,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2016	2015	2016	2015
	(in thousands)
Service cost	$318	$336	$455	$397
Interest	340	394	334	341
Expected return on plan assets	(694)	(688)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	200	203	200	150

Net periodic benefit (credit) cost	$138	$219	$1,018	$917

Contributions

The company intends to contribute $2,075,000 to the Pension Plan in 2016. As of March 31, 2016, $1,325,000 has been contributed.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans and municipal bonds.

Level III – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, and distressed debt and non-investment grade residual interests in securitizations.

The results of the fair value hierarchy as of March 31, 2016, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)

U.S. Treasury	$1,997	$—	$1,997	$—
U.S. Government Sponsored Enterprises	5,008	—	5,008	—
SBA Backed Securities	5,931	—	5,931	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	226,293	—	226,293	—
Privately Issued Residential Mortgage Backed Securities	1,345	—	1,345	—
Obligations Issued by States and Political Subdivisions	135,089	—	—	135,089
Other Debt Securities	4,469	—	4,469	—
Equity Securities	217	217	—	—

Total	$380,349	$217	$245,043	$135,089

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	1,044	—	—	1,044

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three month period ended March 31, 2016 amounted to ($14,000).

There were no transfers between level 1, 2 and 3 for the three months ended March 31, 2016. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month period ended March 31, 2016.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$135,089	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	1,044	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the three-month period ended March 31, 2016 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(in thousands)

Balance at December 31, 2015	$3,820	$153,140	$37	$156,997
Purchases	—	15,935	—	15,935
Maturities and calls	—	(38,251)	(37)	(38,288)
Amortization	—	(33)	—	(33)
Changes in fair value	478	—	—	478

Balance at March 31, 2016	$4,298	$130,791	$—	$135,089

The amortized cost of Level 3 securities was $135,490,000 at March 31, 2016 with an unrealized loss of $401,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the three-month period ended March 31, 2015, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(in thousands)

Balance at December 31, 2014	$3,820	$92,964	$102	$96.886
Purchases	—	41,909	—	41,909
Maturities and calls	—	(19,914)	—	(19,914)
Amortization	—	(6)	—	(6)
Changes in fair value	—	—	—	—

Balance at March 31, 2015	$3,820	$114,953	$102	$118,875

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

The results of the fair value hierarchy as of December 31, 2015, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)

U.S. Treasury	$1,989	$—	$1,989	$—
U.S. Government Sponsored Enterprises	—	—	—	—
SBA Backed Securities	5,989	—	5,989	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	233,526	—	233,526	—
Privately Issued Residential Mortgage Backed Securities	1,434	—	1,434	—
Obligations Issued by States and Political Subdivisions	156,960	—	—	156,960
Other Debt Securities	4,473	—	4,473	—
Equity Securities	252	215	—	37

Total	$404,623	$215	$247,411	$156,997

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	$1,056	$—	$—	$1,056

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the period ended 2015 for the estimated credit loss amounted to $165,000.

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$156,997	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	1,056	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

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

Loans Held-for-Sale: Fair value is measured using quoted market prices when available. These assets are typically categorized as Level 1. If quoted market prices are not available, comparable market values may be utilized. These assets are typically categorized as Level 2.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements
			Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2016	(in thousands)

Financial assets:
Securities held-to-maturity	$1,412,702	$1,437,205	$—	$1,437,205	$—
Loans Held-for-Sale	48,180	48,958		48,958
Loans (1)	1,738,914	1,750,498	—	—	1,750,498
Financial liabilities:
Time deposits	446,185	448,690	—	448,690	—
Other borrowed funds	356,000	365,342	—	365,342	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2015
Financial assets:
Securities held-to-maturity	1,438,903	1,438,960	—	1,438,960	—
Loans (1)	1,708,461	1,677,270	—	—	1,677,270
Financial liabilities:
Time deposits	473,426	474,046	—	474,046	—
Other borrowed funds	368,000	372,209	—	372,209	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-1, “Financial Instruments-Overall” (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2016.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. This ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2016, the Company had total assets of $4.1 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the quarter ended March 31, 2016 was $5,307,000, or $0.95 per Class A share diluted, compared to net income of $4,959,000, or $0.89 per Class A share diluted, for the quarter ended March 31, 2015.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015

Basic EPS – Class A common	$1.16	$1.08
Basic EPS – Class B common	$0.58	$0.54
Diluted EPS – Class A common	$0.95	$0.89
Diluted EPS – Class B common	$0.58	$0.54

Net interest income totaled $17.9 million for the quarter ended March 31, 2016 compared to $16.4 million for the same period in 2015. The 8.8% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin increased from 2.12% on a fully taxable equivalent basis for the first quarter of 2015 to 2.18% on the same basis for 2016. This was primarily the result of an increase in rates on earning assets. The average balances of earning assets increased by 6.8% combined with a similar increase in average deposits. Also, interest expense increased 13.6% as a result of an increase in deposit balances.

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

The net interest margin declined slightly throughout 2014 and the first quarter of 2015. During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 primarily as a result of lower yielding loan originations. The margin increased during the first quarter of 2016 primarily as a result of an increase in rates on earning assets.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses increased by $250,000 from $200,000 for the quarter ended March 31, 2015 to $450,000 for the same period in 2016, primarily as a result of an increase in loan balances. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing composition of the portfolio. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis. Non-performing assets totaled $1.5 million at March 31, 2016, compared to $2.3 million at December 31, 2015.

For the first three months of 2016, the Company’s effective income tax rate was 1.2% compared to 4.2% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

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

Financial Condition

Loans

On March 31, 2016, total loans outstanding were $1.8 billion, up by $30.9 million from the total on December 31, 2015. At March 31, 2016, commercial real estate loans accounted for 40.6% and residential real estate loans, including home equity loans, accounted for 22.3% of total loans.

Commercial and industrial loans increased to $529.2 million March 31, 2016 from $452.2 million at December 31, 2015, primarily as a result of an increase in larger loan originations to large institutions. Construction loans decreased to $26.6 million at March 31, 2016 from $27.4 million on December 31, 2015, primarily as a result of payoffs. Municipal loans decreased slightly to $85.2 million from $85.7 million, primarily as a result of payoffs. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare and higher education. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2016 was $23.5 million as compared to $23.1 million at December 31, 2015. The level of the allowance for loan losses to total loans was 1.34% at March 31, 2016 and 1.33% at December 31, 2015.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. During the first quarter of 2016, the Company’s loan portfolio risk profile has remained consistent with year-end. There have been no changes to the allowance methodology which has resulted in a relatively stable ratio of allowance for loan losses to total loans. The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loan types as a percentage of the overall portfolio, has resulted in a relatively stable ratio of allowance for loan losses to total loans.

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

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)

Credit Rating:
Aaa – Aa3	$281,922	$63,407	$7,311	$352,640
A1 – A3	167,389	7,400	130,512	305,301
Baa1 – Baa3	—	8,890	166,796	175,686
Ba2	—	4,480	—	4,480

Total	$449,311	$84,177	$304,619	838,107

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)

Credit Rating:
Aaa – Aa3	$234,733	$63,865	$7,547	$306,145
A1 – A3	140,419	7,400	130,872	278,691
Baa1 – Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2016	2015
	(in thousands)
Allowance for loan losses, beginning of period	$23,075	$22,318
Loans charged off	(69)	(81)
Recoveries on loans previously charged-off	88	92

Net recoveries (charge-offs)	19	11
Provision charged to expense	450	200

Allowance for loan losses, end of period	$23,544	$22,529

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccruing loans	$1,490	$2,336
Total nonperforming assets	$1,490	$2,336
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.08%	0.13%
Nonperforming assets as a percentage of total assets	0.04%	0.06%
Accruing troubled debt restructures	$2,865	$2,893

Cash and Cash Equivalents

Cash and cash equivalents increased from $220.7 million to $304.7 million during the first three months of 2016. This was primarily the result of an increase in higher yielding interest-bearing deposits in other banks during the period.

Short-term Investments

Short-term investments remained stable during the three-month period.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $380.3 million at March 31, 2016, a decrease of 6.0% from December 31, 2015. The portfolio decreased mainly as a result of calls and maturities. Purchases of securities available-for-sale totaled $20.7 million for the three months ended March 31, 2016. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.3 years.

At March 31, 2016, 64.4% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $135.1 million, or 35.5% of securities available-for-sale are classified as Level 3. These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

During the first three months of 2016, net unrealized gains on the securities available-for-sale increased to $130,000 from a net unrealized loss of $354,000 at December 31, 2015. Net unrealized gains on the available-for-sale portfolio increased mainly as a result of one obligation issued by States and Political Subdivisions. The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	March 31, 2016	December 31, 2015
	(in thousands)

U.S. Treasury	$1,997	$1,989
U.S. Government Sponsored Enterprises	5,008	—
Small Business Administration	5,931	5,989
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	226,293	233,526
Privately Issued Residential Mortgage-backed Securities	1,345	1,434
Obligations issued by States and Political Subdivisions	135,089	156,960
Other Debt Securities	4,469	4,473
Equity Securities	217	252

Total Securities Available–for-Sale	$380,349	$404,623

There were no realized gains on sales of investments for the first three months of 2016.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1.4 billion on March 31, 2016, a decrease of 1.8% from the total on December 31, 2015. Purchases of securities held-to-maturity totaled $85.7 million for the three months ended March 31, 2016. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.9 years. The following table sets forth the fair value of securities held-to-maturity at the dates indicated.

	March 31, 2016	December 31, 2015
	(in thousands)
U.S. Government Sponsored Enterprises	$152,732	$186,734
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,259,970	1,252,169

Total Securities Held-to-Maturity	$1,412,702	$1,438,903

At March 31, 2016 and December 31, 2015, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first three months of 2016, the Company redeemed $4.9 million of FHLBB stock. As of March 31, 2016, no impairment has been recognized.

Deposits and Borrowed Funds

On March 31, 2016, deposits totaled $3.2 billion, representing a 3.0% increase from December 31, 2015. Total deposits increased primarily as a result of increases in demand deposits, and savings and NOW deposits. Savings and NOW deposits increased, mainly as a result of municipal deposits, as the Company continued to offer attractive rates for these types of deposits during the first three months of the year. Borrowed funds totaled $574.2 million at March 31, 2016 compared to $565.9 million at December 31, 2015. Borrowed funds increased mainly as a result of an increase in securities sold under agreements to repurchase. This increase was primarily attributable to an increase in large institutional balances. Other borrowed funds decreased mainly as a result of maturing funds.

Stockholders’ Equity

At March 31, 2016, total equity was $220.8 million compared to $214.5 million at December 31, 2015. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale and securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. The Company’s leverage ratio stood at 6.72% at March 31, 2016, compared to 6.79% at December 31, 2015. The decrease in the leverage ratio is primarily due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of March 31, 2016 was $39.66 per share compared to $38.53 at December 31, 2015.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2016			March 31, 2015
	(Dollars in thousands)
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)

ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$856,643	$8,390	3.94%	$732,191	$7,467	4.14%
Loans tax-exempt	930,266	8,881	3.84	606,242	7,142	4.78
Securities available-for-sale (5):
Taxable	283,095	776	1.10	374,522	625	0.67
Tax-exempt	131,388	265	0.81	92,151	162	0.70
Securities held-to-maturity:
Taxable	1,434,888	7,812	2.18	1,530,383	8,168	2.13
Interest-bearing deposits in other banks	245,933	315	0.51	300,638	196	0.26

Total interest-earning assets	3,882,213	26,439	2.73	3,636,127	23,760	2.62
Non interest-earning assets	203,547			184,743
Allowance for loan losses	(23,283)			(22,511)

Total assets	$4,062,477			$3,798,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$833,514	$487	0.23%	$762,796	$412	0.22%
Savings accounts	384,339	351	0.37	333,948	216	0.26
Money market accounts	976,910	795	0.33	999,901	782	0.32
Time deposits	448,409	1,358	1.22	377,433	1,156	1.24

Total interest-bearing deposits	2,643,172	2,991	0.46	2,474,078	2,566	0.42
Securities sold under agreements to repurchase	222,579	115	0.21	248,508	114	0.19
Other borrowed funds and subordinated debentures	366,369	2,307	2.53	339,107	2,085	2.49

Total interest-bearing liabilities	3,232,120	5,413	0.67%	3,061,693	4,765	0.63%

Non-interest-bearing liabilities
Demand deposits	557,116			490,020
Other liabilities	55,639			51,639

Total liabilities	3,844,875			3,603,352

Stockholders’ equity	217,602			195,007
Total liabilities & stockholders’ equity	$4,062,477			$3,798,359

Net interest income on a fully taxable equivalent basis		21,026			18,995
Less taxable equivalent adjustment		(3,176)			(2,588)

Net interest income		$17,850			$16,407

Net interest spread (3)			2.06%			1.99%

Net interest margin (4)			2.18%			2.12%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$1,276	$(353)	$923
Tax-exempt	3,323	(1,584)	1,739
Securities available-for-sale
Taxable	(180)	331	151
Tax-exempt	77	26	103
Securities held-to-maturity
Taxable	(517)	161	(356)
Interest-bearing deposits in other banks	(41)	160	119

Total interest income	3,938	(1,259)	2,679

Interest expense:
Deposits:
NOW accounts	42	33	75
Savings accounts	37	98	135
Money market accounts	(16)	29	13
Time deposits	224	(22)	202

Total interest-bearing deposits	287	138	425
Securities sold under agreements to repurchase	(12)	13	1
Other borrowed funds and subordinated debentures	186	36	222

Total interest expense	461	187	648

Change in net interest income	$3,477	$(1,446)	$2,031

Net Interest Income

For the three months ended March 31, 2016, net interest income on a fully taxable equivalent basis totaled $21.0 million compared to $19.0 million for the same period in 2015, an increase of $2.0 million or 10.7%. This increase in net interest income for the period is primarily due to an increase in interest earning assets and a six basis point increase in the net interest margin. The average balance of earning assets increased by 6.8% combined with a similar increase in average deposits. The net interest margin increased from 2.12% on a fully taxable equivalent basis in 2015 to 2.18% on the same basis for 2016. This was primarily the result of an increase in rates on earning assets. Also, interest income on a fully taxable equivalent basis increased 11.3%, mainly as a result of an increase in interest earning assets and interest expense increased 13.6% as a result of an increase in deposit balances.

Provision for Loan Losses

For the three months ended March 31, 2016, the loan loss provision was $450,000 compared to a provision of $200,000 for the same period last year. The increase in the provision was primarily as a result of an increase in loan balances. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. During the first quarter of 2016, the Company’s loan portfolio risk profile has remained consistent with year-end. This was done in response to the changing risk profile of the Company’s new loan originations and related methodology enhancements to address these changes. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2016 increased by $149,000 from the same period last year to $3.7 million. This was mainly attributable to an increase in insurance gains of $75,000, credit card fees of $52,000, brokerage commissions of $45,000, and other fees of $52,000. Also, service charges on deposit accounts increased by $24,000, primarily as a result of an increase in debit card fees. Offsetting these increases is a decrease in gains on sales of mortgage loans of $99,000.

For the quarter ended March 31, 2016, operating expenses increased by $1.1 million or 7.9% to $15.7 million, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $642,000 in salaries and employee benefits, $421,000 in other expenses, $65,000 in FDIC assessments, and $43,000 in equipment costs. Occupancy cost decreased by $26,000, primarily as a result of increased prior year snow plowing expenses. Salaries and employee benefits increased mainly as a result of merit increases and bonus accruals. Other expenses increased mainly as a result of increases in telephone costs and increased contributions. Equipment costs increased mainly as a result of depreciation of capital improvements. FDIC assessments increased mainly as a result of an increase in the assessment base.

Income Taxes

For the first quarter of 2016, the Company’s income tax expense totaled $64,000 on pretax income of $5.4 million resulting in an effective tax rate of 1.2%. For last year’s corresponding quarter, the Company’s income tax expense totaled $215,000 on pretax income of $5.2 million resulting in an effective tax rate of 4.2%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4.	Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2016 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+ 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.	INS XBRL Instance Document

+ + 101.	SCH XBRL Taxonomy Extension Schema

+ + 101.	CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.	LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.	PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.	DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2016	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)