Form 10-Q
period 2016-06-30
CENTURY BANCORP INC
filed 2016-08-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

As of July 31, 2016, the Registrant had outstanding:

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

PART I – Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$66,913	$52,877
Federal funds sold and interest-bearing deposits in other banks	20,093	167,847

Total cash and cash equivalents	87,006	220,724

Short-term investments	3,241	3,233
Securities available-for-sale, amortized cost $563,386 and $404,977, respectively	562,933	404,623
Securities held-to-maturity, fair value $1,606,758 and $1,438,960, respectively	1,573,829	1,438,903
Federal Home Loan Bank of Boston stock, at cost	26,086	28,807
Loans held-for-sale	12,403	—
Loans, net:
Commercial and industrial	493,033	452,235
Municipal	134,386	85,685
Construction and land development	31,178	27,421
Commercial real estate	728,658	721,506
Residential real estate	219,494	255,346
Home equity	183,816	178,020
Consumer and other	11,339	11,323

Total loans, net	1,801,904	1,731,536
Less: allowance for loan losses	23,863	23,075

Net loans	1,778,041	1,708,461
Bank premises and equipment	23,525	24,106
Accrued interest receivable	8,714	8,002
Goodwill	2,714	2,714
Other assets	111,820	107,868

Total assets	$4,190,312	$3,947,441

Liabilities
Deposits:
Demand deposits	$610,756	$541,955
Savings and NOW deposits	1,272,221	1,070,585
Money market accounts	875,428	989,094
Time deposits	460,527	473,426

Total deposits	3,218,932	3,075,060
Securities sold under agreements to repurchase	217,765	197,850
Other borrowed funds	431,000	368,000
Subordinated debentures	36,083	36,083
Due to broker	3,585	405
Other liabilities	55,761	55,499

Total liabilities	3,963,126	3,732,897

Stockholders’ Equity
Preferred stock—$1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares and 3,600,729 shares, respectively	3,601	3,601
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 and 1,967,180 shares, respectively	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	231,680	221,232

	249,540	239,092
Unrealized losses on securities available-for-sale, net of taxes	(284)	(246)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(5,149)	(6,896)
Pension liability, net of taxes	(16,921)	(17,406)

Total accumulated other comprehensive loss, net of taxes	(22,354)	(24,548)

Total stockholders’ equity	227,186	214,544

Total liabilities and stockholders’ equity	$4,190,312	$3,947,441

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income
Loans	$14,163	$12,470	$28,335	$24,546
Securities held-to-maturity	8,128	9,371	15,940	17,539
Securities available-for-sale	1,143	737	2,107	1,469
Federal funds sold and interest-bearing deposits in other banks	308	97	623	293

Total interest income	23,742	22,675	47,005	43,847

Interest expense
Savings and NOW deposits	938	692	1,776	1,320
Money market accounts	781	734	1,576	1,516
Time deposits	1,394	1,207	2,752	2,363
Securities sold under agreements to repurchase	126	128	241	242
Other borrowed funds and subordinated debentures	2,247	2,200	4,554	4,285

Total interest expense	5,486	4,961	10,899	9,726

Net interest income	18,256	17,714	36,106	34,121
Provision for loan losses	350	—	800	200

Net interest income after provision for loan losses	17,906	17,714	35,306	33,921
Other operating income
Service charges on deposit accounts	1,962	1,934	3,899	3,847
Lockbox fees	883	888	1,672	1,676
Net gains on sales of securities	45	118	45	118
Gains on sales of mortgage loans	798	418	798	517
Other income	955	852	1,883	1,557

Total other operating income	4,643	4,210	8,297	7,715

Operating expenses
Salaries and employee benefits	10,040	9,480	19,816	18,614
Occupancy	1,551	1,517	3,130	3,122
Equipment	679	659	1,315	1,252
FDIC assessments	592	545	1,160	1,048
Other	3,426	3,565	6,549	6,268

Total operating expenses	16,288	15,766	31,970	30,304

Income before income taxes	6,261	6,158	11,633	11,332
Provision for income taxes	20	233	84	448

Net income	$6,241	$5,925	$11,549	$10,884

Share data:
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,600,729	3,600,729	3,600,729
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Basic earnings per share:
Class A	$1.36	$1.29	$2.52	$2.37
Class B	$0.68	$0.65	$1.26	$1.19
Diluted earnings per share
Class A	$1.12	$1.06	$2.07	$1.95
Class B	$0.68	$0.65	$1.26	$1.19

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended June 30,
	2016	2015
Net income	$6,241	$5,925
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(325)	1
Less: reclassification adjustment for gains included in net income	(27)	(71)

Total unrealized (losses) gains on securities	(352)	(70)
Accretion of net unrealized losses transferred	762	1,027
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	243	213

Other comprehensive income	653	1,170

Comprehensive income	$6,894	$7,095

	Six months ended June 30,
	2016	2015
Net income	$11,549	$10,884
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(11)	(29)
Less: reclassification adjustment for gains included in net income	(27)	(71)

Total unrealized (losses) gains on securities	(38)	(100)
Accretion of net unrealized losses transferred	1,747	1,762
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	485	426

Other comprehensive income	2,194	2,088

Comprehensive income	$13,743	$12,972

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2016 and 2015

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500
Net income	—	—	—	10,884	—	10,884
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $64 in taxes and $118 in realized gains	—	—	—	—	(100)	(100)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $943 in taxes	—	—	—	—	1,762	1,762
Pension liability adjustment, net of $284 in taxes	—	—	—	—	426	426
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(865)	—	(865)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(234)	—	(234)

Balance at June 30, 2015	$3,601	$1,967	$12,292	$210,196	$(23,683)	$204,373

Balance at December 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544
Net income	—	—	—	11,549	—	11,549
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $61 in taxes and $45 in realized gains	—	—	—	—	(38)	(38)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $935 in taxes	—	—	—	—	1,747	1,747
Pension liability adjustment, net of $322 in taxes	—	—	—	—	485	485
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(866)	—	(866)
Cash dividends paid, Class B common stock, $.12 per share	—	—		(235)	—	(235)

Balance at June 30, 2016	$3,601	$1,967	$12,292	$231,680	$(22,354)	$227,186

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2016 and 2015

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,549	$10,884
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(798)	(517)
Net gains on sales of securities	(45)	(118)
Provision for loan losses	800	200
Deferred income taxes	(1,792)	(819)
Net depreciation and amortization	1,575	1,639
Increase in accrued interest receivable	(712)	(1,040)
Increase in other assets	(3,428)	(13,357)
Increase in other liabilities	1,069	632

Net cash provided by (used in) operating activities	8,218	(2,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(8)	(8)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	4,898	—
Purchase of Federal Home Loan Bank of Boston stock	(2,177)	—
Proceeds from calls/maturities of securities available-for-sale	130,513	91,052
Proceeds from sales of securities available-for-sale	1,946	21,215
Purchase of securities available-for-sale	(287,834)	(115,690)
Proceeds from calls/maturities of securities held-to-maturity	213,337	169,457
Proceeds from sales of securities held-to-maturity	192	—
Purchase of securities held-to-maturity	(345,692)	(443,705)
Net increase in loans	(132,182)	(249,003)
Proceeds from sales of portfolio loans	50,220	35,941
Capital expenditures	(835)	(1,520)

Net cash used in investing activities	(367,622)	(492,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(12,899)	139
Net increase in demand, savings, money market and NOW deposits	156,771	113,959
Cash dividends	(1,101)	(1,099)
Net increase in securities sold under agreements to repurchase	19,915	71,470
Net decrease in other borrowed funds	63,000	90,000

Net cash provided by financing activities	225,686	274,469

Net decrease in cash and cash equivalents	(133,718)	(220,288)
Cash and cash equivalents at beginning of period	220,724	305,357

Cash and cash equivalents at end of period	$87,006	$85,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,893	$9,646
Income taxes	2,110	2,730
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(38)	(100)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	1,747	1,762
Pension liability adjustment, net of taxes	485	426
Change in due to (from) to broker	3,180	(8,764)
Loans transferred to other real estate owned	—	1,916
Transfer of loans to loans held-for-sale	12,403	—

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Six Months Ended June 30, 2016 and 2015

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

Note 2. Securities Available-for-Sale

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
				(in thousands)
U.S. Treasury	$1,999	$1	$—	$2,000	$1,999	$—	$10	$1,989
U.S. Government Sponsored Enterprises	15,000	24	—	15,024	—	—	—	—
SBA Backed Securities	45,698	31	24	45,705	5,983	8	2	5,989
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	280,931	434	488	280,877	232,967	859	300	233,526
Privately Issued Residential Mortgage-Backed Securities	1,301	2	17	1,286	1,437	10	13	1,434
Obligations Issued by States and Political Subdivisions	213,241	—	403	212,838	157,838	—	878	156,960
Other Debt Securities	5,100	—	158	4,942	4,600	3	130	4,473
Equity Securities	116	145	—	261	153	99	—	252

Total	$563,386	$637	$1,090	$562,933	$404,977	$979	$1,333	$404,623

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $220,489,000 and $220,482,000 at June 30, 2016 and December 31, 2015, respectively. Also included in securities available-for-sale are securities pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $66,454,000 and $20,056,000 at June 30, 2016 and December 31, 2015, respectively. The Company realized gross gains of $33,000 from the proceeds of $1,946,000 from the sales of available-for-sale securities for the six months ended June 30, 2016. The Company realized gross gains of $118,000 from the proceeds of $21,215,000 from the sales of available-for-sale securities for the six months ended June 30, 2015.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2016.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$217,903	$217,912
After one but within five years	232,419	232,311
After five but within ten years	105,748	105,767
More than 10 years	5,700	5,292
Non-maturing	1,616	1,651

Total	$563,386	$562,933

The weighted average remaining life of investment securities available-for-sale at June 30, 2016 was 3.5 years. Included in the weighted average remaining life calculation at June 30, 2016 were $15,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2016 and December 31, 2015, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the nonagency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on U.S. Treasury, SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage Backed Securities, related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2016. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 37 and 10 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 327 holdings at June 30, 2016.

	June 30, 2016
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
SBA Backed Securities	10,959	24	—	—	10,959	24
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	127,281	372	27,894	116	155,175	488
Privately Issued Residential Mortgage-Backed Securities	415	2	467	15	882	17
Obligations Issued by States and Political Subdivisions	—	—	4,298	403	4,298	403
Other Debt Securities	1,553	47	1,789	111	3,342	158

Total temporarily impaired securities	$140,208	$445	$34,448	$645	$174,656	$1,090

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 14 and 11 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 290 holdings at December 31, 2015.

	December 31, 2015
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,989	$10	$—	$—	$1,989	$10
SBA Backed Securities	1,031	2	—	—	1,031	2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	26,519	52	49,341	248	75,860	300
Privately Issued Residential Mortgage-Backed Securities	—	—	490	13	490	13
Obligations Issued by States and Political Subdivisions	—	—	3,820	878	3,820	878
Other Debt Securities	497	3	1,373	127	1,870	130

Total temporarily impaired securities	$30,036	$67	$55,024	$1,266	$85,060	$1,333

Note 3. Investment Securities Held-to-Maturity

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$190,026	$3,240	$1	$193,265	$186,734	$2,234	$141	$188,827
SBA Backed Securities	20,987	155	—	21,142	—	—	—	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,362,816	30,164	629	1,392,351	1,252,169	7,547	9,583	1,250,133

Total	$1,573,829	$33,559	$630	$1,606,758	$1,438,903	$9,781	$9,724	$1,438,960

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,185,127,000 and $1,004,743,000 at June 30, 2016 and December 31, 2015, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $356,261,000 and $432,965,000 at June 30, 2016 and December 31, 2015, respectively. The Company realized gross gains of $12,000 from the proceeds of $192,000 from the sales of securities held-to-maturity for the six months ended June 30, 2016. The sales of securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. There were no sales of held-to-maturity securities for the six months ended June 30, 2015.

At June 30, 2016 and December 31, 2015, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. U.S. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2016.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$10,047	$10,137
After one but within five years	1,400,716	1,427,594
After five but within ten years	159,917	165,817
More than ten years	3,149	3,210

Total	$1,573,829	$1,606,758

The weighted average remaining life of investment securities held-to-maturity at June 30, 2016 was 3.8 years. Included in the weighted average remaining life calculation at June 30, 2016 were $101,745,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2016 and December 31, 2015, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired June 30, 2016 and December 31, 2015.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2016. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 6 and 16 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 352 holdings at June 30, 2016.

	June 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$14,999	$1	$—	$—	$14,999	$1
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	23,087	93	70,461	536	93,548	629

Total temporarily impaired securities	$38,086	$94	$70,461	$536	$108,547	$630

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2015. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 101 and 26 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 322 holdings at December 31, 2015.

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Allowance for loan losses, beginning of period	$23,544	$22,529	$23,075	$22,318
Loans charged off	(111)	(403)	(180)	(484)
Recoveries on loans previously charged-off	164	119	252	211

Net recoveries (charge-offs)	53	(284)	72	(273)
Provision charged to expense	350	—	800	200
Reclassification to other liabilities*	(84)	—	(84)	—

Allowance for loan losses, end of period	$23,863	$22,245	$23,863	$22,245

*	The reclassification relates to allowance for loan losses allocations on unused commitments that have been reclassified to other liabilities.

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2016 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at March 31, 2016	$1,973	$6,693	$990	$10,533	$1,249	$693	$1,185	$228	$23,544
Charge-offs	—	—	—	—	—	(111)	—	—	(111)
Recoveries	—	56	—	—	2	106	—	—	164
Provision	264	(878)	811	128	53	(77)	9	40	350
Reclassification to other liabilities	(3)	(29)	—	(11)	(2)	(3)	(36)	—	(84)

Ending balance at June 30, 2016	$2,234	$5,842	$1,801	$10,650	$1,302	$608	$1,158	$268	$23,863

Amount of allowance for loan losses for loans deemed to be impaired	$6	$10	$—	$151	$7	$—	$—	$—	$174

Amount of allowance for loan losses for loans not deemed to be impaired	$2,228	$5,832	$1,801	$10,499	$1,295	$608	$1,158	$268	$23,689

Loans:
Ending balance	$31,178	$493,033	$134,386	$728,658	$219,494	$11,339	$183,816	$—	$1,801,904

Loans deemed to be impaired	$96	$410	$—	$3,736	$215	$—	$—	$—	$4,457

Loans not deemed to be impaired	$31,082	$492,623	$134,386	$724,922	$219,279	$11,339	$183,816	$—	$1,797,447

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2016 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2015	$2,041	$5,899	$994	$10,589	$1,320	$644	$1,077	$511	$23,075
Charge-offs	—	—	—	—	—	(180)	—	—	(180)
Recoveries	—	91	—	—	3	158	—	—	252
Provision	196	(119)	807	72	(19)	(11)	117	(243)	800
Reclassification to other liabilities	(3)	(29)	—	(11)	(2)	(3)	(36)	—	(84)

Ending balance at June 30, 2016	$2,234	$5,842	$1,801	$10,650	$1,302	$608	$1,158	$268	$23,863

Amount of allowance for loan losses for loans deemed to be impaired	$6	$10	$—	$151	$7	$—	$—	$—	$174

Amount of allowance for loan losses for loans not deemed to be impaired	$2,228	$5,832	$1,801	$10,499	$1,295	$608	$1,158	$268	$23,689

Loans:
Ending balance	$31,178	$493,033	$134,386	$728,658	$219,494	$11,339	$183,816	$—	$1,801,904

Loans deemed to be impaired	$96	$410	$—	$3,736	$215	$—	$—	$—	$4,457

Loans not deemed to be impaired	$31,082	$492,623	$134,386	$724,922	$219,279	$11,339	$183,816	$—	$1,797,447

During the six months ending June 30, 2016, the Company’s provision was primarily attributable to an increase in municipal balances. During the three months ending June 30, 2016 the Company’s provision was primarily attributable to an increase in construction loan balances. There was also an increase in municipal originations, which increased the municipal allocation and commercial and industrial loan payoffs, which decreased the commercial and industrial allocations.

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at March 31, 2015	$1,884	$4,645	$1,373	$11,127	$799	$714	$614	$1,373	$22,529
Charge-offs	—	(52)	—	(298)	—	(53)	—	—	(403)
Recoveries	—	56	—	2	2	59	—	—	119
Provision	(151)	(221)	(373)	892	(79)	(11)	36	(93)	—

Ending balance at June 30, 2015	$1,733	$4,428	$1,000	$11,723	$722	$709	$650	$1,280	$22,245

Amount of allowance for loan losses for loans deemed to be impaired	$12	$43	$—	$108	$41	$—	$91	$—	$295

Amount of allowance for loan losses for loans not deemed to be impaired	$1,721	$4,385	$1,000	$11,615	$681	$709	$559	$1,280	$21,950

Loans:
Ending balance	$26,521	$291,142	$87,241	$713,770	$248,103	$10,646	$167,271	$—	$1,544,694

Loans deemed to be impaired	$101	$595	$—	$1,705	$941	$—	$91	$—	$3,433

Loans not deemed to be impaired	$26,420	$290,547	$87,241	$712,065	$247,162	$10,646	$167,180	$—	$1,541,261

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2104	$1,592	$4,758	$1,488	$11,199	$775	$810	$599	$1,097	$22,318
Charge-offs	—	(52)	—	(298)	—	(134)	—	—	(484)
Recoveries	—	71	—	4	4	132	—	—	211
Provision	141	(349)	(488)	818	(57)	(99)	51	183	200

Ending balance at June 30, 2015	$1,733	$4,428	$1,000	$11,723	$722	$709	$650	$1,280	$22,245

Amount of allowance for loan losses for loans deemed to be impaired	$12	$43	$—	$108	$41	$—	$91	$—	$295

Amount of allowance for loan losses for loans not deemed to be impaired	$1,721	$4,385	$1,000	$11,615	$681	$709	$559	$1,280	$21,950

Loans:
Ending balance	$26,521	$291,142	$87,241	$713,770	$248,103	$10,646	$167,271	$—	$1,544,694

Loans deemed to be impaired	$101	$595	$—	$1,705	$941	$—	$91	$—	$3,433

Loans not deemed to be impaired	$26,420	$290,547	$87,241	$712,065	$247,162	$10,646	$167,180	$—	$1,541,261

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2016 and December 31, 2015.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2016 and December 31, 2015.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2016 and December 31, 2015 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2016.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$24,048	$492,623	$134,386	$724,735
4 (Monitor)	7,034	—	—	187
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	96	410	—	3,736

Total	$31,178	$493,033	$134,386	$728,658

The following table presents the Company’s loans by risk rating at December 31, 2015.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$20,281	$451,774	$85,685	$718,911
4 (Monitor)	7,042	18	—	917
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	98	443	—	1,678

Total	$27,421	$452,235	$85,685	$721,506

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$282,048	$68,806	$7,074	$357,928
A1 – A3	140,324	7,400	130,152	277,876
Baa1 – Baa3	—	53,520	166,105	219,625
Ba2	—	3,610	—	3,610

Total	$422,372	$133,336	$303,331	$859,039

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$234,733	$63,865	$7,547	$306,145
A1 – A3	140,419	7,400	130,872	278,691
Baa1 – Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at June 30, 2016 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$96	$—	$96	$31,082	$31,178
Commercial and industrial	470	52	—	522	492,511	493,033
Municipal	—	—	—	—	134,386	134,386
Commercial real estate	1,080	162	—	1,242	727,416	728,658
Residential real estate	736	844	—	1,580	217,914	219,494
Consumer and overdrafts	1	3	—	4	11,335	11,339
Home equity	359	329	—	688	183,128	183,816

Total	$2,646	$1,486	$—	$4,132	$1,797,772	$1,801,904

Further information pertaining to the allowance for loan losses at December 31, 2015 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$99	$—	$99	$27,322	$27,421
Commercial and industrial	—	60	—	60	452,175	452,235
Municipal	—	—	—	—	85,685	85,685
Commercial real estate	1,462	174	—	1,636	719,870	721,506
Residential real estate	596	1,559	—	2,155	253,191	255,346
Consumer and overdrafts	6	—	—	6	11,317	11,323
Home equity	628	444	—	1,072	176,948	178,020

Total	$2,692	$2,336	$—	$5,028	$1,726,508	$1,731,536

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

The following is information pertaining to impaired loans for June 30, 2016:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/16	Interest Income Recognized for 3 Months Ending 6/30/16	Average Carrying Value for 6 Months Ending 6/30/16	Interest Income Recognized for 6 Months Ending 6/30/16
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	52	239	—	54	—	56	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	596	596	—	329	16	188	22
Residential real estate	103	190	—	106	2	108	4
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$751	$1,025	$—	$489	$18	$352	$26

With required reserve recorded:
Construction and land development	$96	$108	$6	$97	$—	$97	$—
Commercial and industrial	358	373	10	370	5	374	9
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,140	3,239	151	2,030	20	1,878	33
Residential real estate	112	112	7	283	1	505	3
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	22	—	51	—

Total	$3,706	$3,832	$174	$2,802	$26	$2,905	$45

Total:
Construction and land development	$96	$108	$6	$97	$—	$97	$—
Commercial and industrial	410	612	10	424	5	430	9
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,736	3,835	151	2,359	36	2,066	55
Residential real estate	215	302	7	389	3	613	7
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	22	—	51	—

Total	$4,457	$4,857	$174	$3,291	$44	$3,257	$71

The following is information pertaining to impaired loans for June 30, 2015:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/15	Interest Income Recognized for 3 Months Ending 6/30/15	Average Carrying Value for 6 Months Ending 6/30/15	Interest Income Recognized for 6 Months Ending 6/30/15
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	32	32	—	47	—	40	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	—	—	—	196	—	280	—
Residential real estate	126	210	—	129	2	131	4
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$158	$242	$—	$372	$2	$451	$4

With required reserve recorded:
Construction and land development	$101	$108	$12	$102	$—	$102	$—
Commercial and industrial	563	765	43	644	5	722	11
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,705	1,801	108	2,809	17	3,286	33
Residential real estate	815	815	41	817	1	820	7
Consumer	—	—	—	—	—	—	—
Home equity	91	91	91	91	—	92	—

Total	$3,275	$3,580	$295	$4,463	$23	$5,022	$51

Total:
Construction and land development	$101	$108	$12	$102	$—	$102	$—
Commercial and industrial	595	797	43	691	5	762	11
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,705	1,801	108	3,005	17	3,566	33
Residential real estate	941	1,025	41	946	3	951	11
Consumer	—	—	—	—	—	—	—
Home equity	91	91	91	91	—	92	—

Total	$3,433	$3,822	$295	$4,835	$25	$5,473	$55

There was one commercial real estate troubled debt restructuring during the six month period ending June 30, 2016. The pre-modification and post-modification outstanding recorded investment was $2,091,000. The loan was modified for 2016, by reducing the interest rate as well as extending the term on the loan. The financial impact for the modification was $3,000 reduction in principal payments and $1,000 reduction in interest payments.

There was no troubled debt restructuring during the six month period ended June 30, 2015.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$45		$118		Net gains on sales of investments
Tax (expense) or benefit	(18)		(47)		Provision for income taxes

Net of tax	$27		$71		Net income

Accretion of unrealized losses transferred	$(1,170)		$(1,576)		Interest on securities held-to-maturity
Tax (expense) or benefit	408		549		Provision for income taxes

Net of tax	$(762)		$(1,027)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(3	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(401	)(b)	(352	)(b)	Salaries and employee benefits

Total before tax	(404)		(355)		Income before taxes

Tax (expense) or benefit	161		142		Provision for income taxes

Net of tax	$(243)		$(213)		Net income

Total reclassifications for the period	$(978)		$(1,169)		Net income

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$45		$118		Net gains on sales of investments
Tax (expense) or benefit	(18)		(47)		Provision for income taxes

Net of tax	$27		$71		Net income

Accretion of unrealized losses transferred	$(2,682)		$(2,705)		Interest on securities held-to-maturity
Tax (expense) or benefit	935		943		Provision for income taxes

Net of tax	$(1,747)		$(1,762)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(5	)(b)	$(6	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(802	)(b)	(704	)(b)	Salaries and employee benefits

Total before tax	(807)		(710)		Income before taxes

Tax (expense) or benefit	322		284		Provision for income taxes

Net of tax	$(485)		$(426)		Net income

Total reclassifications for the period	$(2,205)		$(2,117)		Net income, net of tax

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended June 30, 2015 and 2016.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2016	2015	2016	2015
Basic EPS Computation:
Numerator:
Net income, Class A	$4,902	$4,654	$9,071	$8,549
Net income, Class B	1,339	1,271	2,478	2,335
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,600,729	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,967,180
Basic EPS, Class A	$1.36	$1.29	$2.52	$2.37
Basic EPS, Class B	0.68	0.65	1.26	1.19

Diluted EPS Computation:
Numerator:
Net income, Class A	$4,902	$4,654	$9,071	$8,549
Net income, Class B	1,339	1,271	2,478	2,335

Total net income, for diluted EPS, Class A computation	6,241	5,925	11,549	10,884
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,600,729	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,967,180
Diluted EPS, Class A	$1.12	$1.06	$2.07	$1.95
Diluted EPS, Class B	0.68	0.65	1.26	1.19

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2016	2015	2016	2015
	(in thousands)
Service cost	$318	$336	$455	$397
Interest	340	394	334	341
Expected return on plan assets	(694)	(688)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	200	204	200	149

Net periodic benefit (credit) cost	$138	$220	$1,018	$916

Components of Net Periodic Benefit Cost (Credit) for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2016	2015	2016	2015
	(in thousands)
Service cost	$636	$672	$910	$794
Interest	680	788	668	682
Expected return on plan assets	(1,388)	(1,376)	—	—
Recognized prior service cost (benefit)	(52)	(52)	58	58
Recognized net actuarial losses	400	407	400	299

Net periodic benefit (credit) cost	$276	$439	$2,036	$1,833

Contributions

The company intends to contribute $2,075,000 to the Pension Plan in 2016. As of June 30, 2016, $1,575,000 has been contributed.

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

The results of the fair value hierarchy as of June 30, 2016, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$2,000	$—	$2,000	$—
U.S. Government Sponsored Enterprises	15,024	—	15,024	—
SBA Backed Securities	45,705	—	45,705	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	280,877	—	280,877	—
Privately Issued Residential Mortgage Backed Securities	1,286	—	1,286	—
Obligations Issued by States and Political Subdivisions	212,838	—	—	212,838
Other Debt Securities	4,942	—	4,942	—
Equity Securities	261	261	—	—

Total	$562,933	$261	$349,834	$212,838

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	259	—	—	259

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three and six month periods ended June 30, 2016 amounted to ($122,000) and ($136,000), respectively.

There were no transfers between level 1, 2 and 3 for the six months ended June 30, 2016. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2016.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$212,838	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	$259	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the three month period ended June 30, 2016 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(in thousands)
Balance at December 31, 2015	$3,820	$153,140	$37	$156,997
Purchases	—	155,742	—	155,742
Maturities and calls	—	(100,245)	(37)	(100,282)
Amortization	—	(97)	—	(97)
Changes in fair value	478	—	—	478

Balance at June 30, 2016	$4,298	$208,540	$—	$212,838

The amortized cost of Level 3 securities was $213,241,000 at June 30, 2016 with an unrealized loss of $403,000. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the six month period ended June 30, 2015, are shown in the table below:

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$156,997	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	$1,056	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2016	(in thousands)
Financial assets:
Securities held-to-maturity	$1,573,829	$1,606,758	$—	$1,606,758	$—
Loans Held-for-Sale	12,403	12,704	—	12,704	—
Loans (1)	1,778,041	1,808,359	—	—	1,808,359
Financial liabilities:
Time deposits	460,527	464,613	—	464,613	—
Other borrowed funds	431,000	439,956	—	439,956	—
Subordinated debentures	36,083	36,083	—	—	36,083
December 31, 2015
Financial assets:
Securities held-to-maturity	$1,438,903	$1,438,960	$—	$1,438,960	$—
Loans (1)	1,708,461	1,677,270	—	—	1,677,270
Financial liabilities:
Time deposits	473,426	474,046	—	474,046	—
Other borrowed funds	368,000	372,209	—	372,209	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is intended to create a single source of revenue guidance which is more principles based than current revenue guidance. The guidance affects any entity that either enters into contracts with customers to transfer goods or services, or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” to amend the effective date of ASU 2014-09. The amendments in ASU 2014-09 are effective for annual and interim periods within fiscal years beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The FASB has since issued additional related ASUs amendments intended to clarify certain aspects and improve understanding of the implementation guidance of Topic 606 but do not change the core principles of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of Topic 606. The Company is currently evaluating the potential impact of the ASU and its amendments on the Company’s financial statements and results of operations.

In January 2016, FASB issued ASU 2016-1, “Financial Instruments-Overall” (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. There are eight main items in this ASU that contribute to the simplification of share-based accounting. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the applicability of ASU 2016-09 and has not determined the impact, if any, as of June 30, 2016.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At June 30, 2016, the Company had total assets of $4.2 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the quarter ended June 30, 2016 was $6,241,000, or $1.12 per Class A share diluted, compared to net income of $5,925,000, or $1.06 per Class A share diluted, for the quarter ended June 30, 2015. Net income for the six months ended June 30, 2016 was $11,549,000, or $2.07 per Class A share diluted, compared to net income of $10,884,000, or $1.95 per Class A share diluted, for the six months ended June 30, 2015.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended June 30,
	2016	2015
Basic EPS – Class A common	$1.36	$1.29
Basic EPS – Class B common	$0.68	$0.65
Diluted EPS – Class A common	$1.12	$1.06
Diluted EPS – Class B common	$0.68	$0.65

	Six Months Ended June 30,
	2016	2015
Basic EPS – Class A common	$2.52	$2.37
Basic EPS – Class B common	$1.26	$1.19
Diluted EPS – Class A common	$2.07	$1.95
Diluted EPS – Class B common	$1.26	$1.19

Net interest income totaled $36,106,000 for the six months ended June 30, 2016 compared to $34,121,000 for the same period in 2015. The 5.8% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin was stable at 2.16% on a fully taxable equivalent basis for the first six months of 2016 compared to the same period in 2015. This was primarily the result of relatively stable earning asset yields and rates paid on interest-bearing liabilities. The average balances of earning assets increased by 7.2% combined with a similar increase in average deposits. Also, interest expense increased 12.1% as a result of an increase in deposit balances.

The trends in the net interest margin are illustrated in the graph below:

The net interest margin declined slightly throughout 2014 and the first quarter of 2015. During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 primarily as a result of lower yielding loan originations. The margin increased during the first quarter of 2016 primarily as a result of an increase in rates on earning assets. The margin decreased during the second quarter of 2016 primarily as a result of a decrease in rates on earning assets.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses increased by $600,000 from $200,000 for the six months ended June 30, 2015 to $800,000 for the same period in 2016, primarily as a result of an increase in loan balances. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing composition of the portfolio. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis. Non-performing assets totaled $1,486,000 at June 30, 2016, compared to $2,336,000 at December 31, 2015.

For the first six months of 2016, the Company’s effective income tax rate was 0.7% compared to 4.0% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

During March 2014, the Company entered into a lease agreement to open a branch located on Boylston Street in Boston, Massachusetts. This property is leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. This agreement was approved by the Board of Directors in the absence of the Chairman of the Board. The branch opened on April 22, 2015. The deposits from the Kenmore Square, Boston, Massachusetts branch, which closed on September 30, 2014, were moved to the new Boylston Street branch.

During June 2016, the Company entered into a lease agreement to open a new branch located in Wellesley, Massachusetts. The Company will close its existing Wellesley branch and transfer the accounts to the new branch. The new branch is expected to open during the fourth quarter of 2016.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles, such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadened the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance must be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” has been extended to July 31, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

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

Financial Condition

Loans

On June 30, 2016, total loans outstanding were $1,801,904,000, up by $70,368,000 from the total on December 31, 2015. At June 30, 2016, commercial real estate loans accounted for 40.4% and residential real estate loans, including home equity loans, accounted for 22.4% of total loans.

Commercial and industrial loans increased to $493,033,000 at June 30, 2016 from $452,235,000 at December 31, 2015, primarily as a result of an increase in larger loan originations to large institutions. Construction loans increased to $31,178,000 at June 30, 2016 from $27,421,000 on December 31, 2015, primarily as a result of advances on existing loans. Municipal loans increased to $134,386,000 from $85,685,000, primarily as a result of originations to large municipal organizations. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at June 30, 2016 was $23,863,000 as compared to $23,075,000 at December 31, 2015. The level of the allowance for loan losses to total loans was 1.32% at June 30, 2016 and 1.33% at December 31, 2015.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. During the first six months of 2016, the Company’s loan portfolio risk profile has remained consistent with year-end. There have been no changes to the allowance methodology which has resulted in a relatively stable ratio of allowance for loan losses to total loans. The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loan types as a percentage of the overall portfolio, has resulted in a relatively stable ratio of allowance for loan losses to total loans.

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

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$282,048	$68,806	$7,074	$357,928
A1 – A3	140,324	7,400	130,152	277,876
Baa1 – Baa3	—	53,520	166,105	219,625
Ba2	—	3,610	—	3,610

Total	$422,372	$133,336	$303,331	$859,039

Credit ratings issued by national organizations are presented in the following table at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$234,733	$63,865	$7,547	$306,145
A1 – A3	140,419	7,400	130,872	278,691
Baa1 – Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Allowance for loan losses, beginning of period	$23,544	$22,529	$23,075	$22,318
Loans charged off	(111)	(403)	(180)	(484)
Recoveries on loans previously charged-off	164	119	252	211

Net recoveries (charge-offs)	53	(284)	72	(273)
Provision charged to expense	350	—	800	200
Reclassification to other liabilities	(84)	—	(84)	—

Allowance for loan losses, end of period	$23,863	$22,245	$23,863	$22,245

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30,	December 31,
	2016	2015
	(dollars in thousands)
Nonaccruing loans	$1,486	$2,336
Total nonperforming assets	$1,486	$2,336
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.08%	0.13%
Nonperforming assets as a percentage of total assets	0.04%	0.06%
Accruing troubled debt restructures	$4,146	$2,893

There was one commercial real estate troubled debt restructuring during the six month period ending June 30, 2016. The pre-modification and post-modification outstanding recorded investment was $2,091,000. The loan was modified for 2016, by reducing the interest rate as well as extending the term on the loan. The financial impact for the modification was $3,000 reduction in principal payments and $1,000 reduction in interest payments.

There was no troubled debt restructuring during the six month period ended June 30, 2015.

Cash and Cash Equivalents

Cash and cash equivalents decreased from $220,724,000 to $87,006,000 during the first six months of 2016. This was primarily the result of an increase in loan and investment balances.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $562,933,000 at June 30, 2016, an increase of 39.1% from December 31, 2015. The portfolio increased mainly as a result of purchases of securities available-for-sale totaling $287,834,000 for the six months ended June 30, 2016. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.5 years.

At June 30, 2016, 62.1% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $212,838,000, or 37.8% of securities available-for-sale are classified as Level 3. These securities are generally equity investments or municipal securities with no readily determinable fair value. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

During the first six months of 2016, net unrealized losses on the securities available-for-sale increased to $453,000 from a net unrealized loss of $354,000 at December 31, 2015. The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	June 30,	December 31,
	2016	2015
	(in thousands)
U.S. Treasury	$2,000	$1,989
U.S. Government Sponsored Enterprises	15,024	—
SBA Backed Securities	45,705	5,989
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	280,877	233,526
Privately Issued Residential Mortgage-backed Securities	1,286	1,434
Obligations issued by States and Political Subdivisions	212,838	156,960
Other Debt Securities	4,942	4,473
Equity Securities	261	252

Total Securities Available–for-Sale	$562,933	$404,623

During the first six months of 2016, the Company capitalized on favorable market conditions and realized $33,000 of net gain on the sale of an investment. The sale represented one US Government Agency and Sponsored Mortgage-Backed security totaling $1,946,000.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1,573,829,000 on June 30, 2016, an increase of 9.4% from December 31, 2015. Purchases of securities held-to-maturity totaled $345,692,000 for the six months ended June 30, 2016. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.8 years. The following table sets forth the fair value of securities held-to-maturity at the dates indicated.

	June 30, 2016	December 31, 2015
	(in thousands)
U.S. Government Sponsored Enterprises	$190,026	$186,734
SBA Backed Securities	20,987	—
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,362,816	1,252,169

Total Securities Held-to-Maturity	$1,573,829	$1,438,903

At June 30, 2016 and December 31, 2015, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. The company realized a gain from the sale of a security of $12,000 from proceeds of held-to-maturity securities of $192,000 for the six months ending June 30, 2016. The sale from securities held-to-maturity relate to a mortgage-backed security for which the Company had previously collected a substantial portion of its principal investment.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first six months of 2016, the FHLBB redeemed $4,898,000 and the Company purchased $2,177,000 of FHLBB stock. As of June 30, 2016, no impairment has been recognized.

Deposits and Borrowed Funds

On June 30, 2016, deposits totaled $3,218,932,000, representing a 4.7% increase from December 31, 2015. Total deposits increased primarily as a result of increases in demand deposits, and savings and NOW deposits. Savings and NOW deposits increased, mainly as a result of municipal deposits, as the Company continued to offer competitive rates for these types of deposits during the first six months of the year. This was offset, somewhat by a decrease in money market accounts.

Borrowed funds totaled $648,765,000 at June 30, 2016 compared to $565,850,000 at December 31, 2015. Borrowed funds increased mainly as a result of an increase in short-term FHLBB borrowings and an increase in securities sold under agreements to repurchase. This increase was primarily attributable to an increase in large institutional balances.

Stockholders’ Equity

At June 30, 2016, total equity was $227,186,000 compared to $214,544,000 million at December 31, 2015. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased primarily as a result of a decrease in unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. This was offset, somewhat, by an increase in unrealized losses on securities available-for-sale. The Company’s leverage ratio stood at 6.63% at June 30, 2016, compared to 6.79% at December 31, 2015. The decrease in the leverage ratio was due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of June 30, 2016 was $40.80 per share compared to $38.53 at December 31, 2015.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2):
Taxable	$840,670	$8,321	3.98%	$746,178	$7,723	4.15%
Tax-exempt	952,325	8,963	3.79	642,178	7,382	4.61
Securities available-for-sale (5):
Taxable	329,645	918	1.11	350,301	609	0.70
Tax-exempt	142,691	315	0.88	112,405	194	0.69
Securities held-to-maturity:
Taxable	1,519,615	8,128	2.14	1,743,636	9,371	2.15
Interest-bearing deposits in other banks	238,076	308	0.52	143,684	97	0.27

Total interest-earning assets	4,023,022	26,953	2.69%	3,738,382	25,376	2.73%
Non interest-earning assets	208,568			189,054
Allowance for loan losses	(23,764)			(22,453)

Total assets	$4,207,826			$3,904,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$892,631	$526	0.24%	$848,256	$470	0.22%
Savings accounts	405,976	412	0.41	340,171	222	0.26
Money market accounts	990,215	781	0.32	947,778	734	0.31
Time deposits	449,372	1,394	1.25	390,161	1,207	1.24

Total interest-bearing deposits	2,738,194	3,113	0.46	2,526,366	2,633	0.42
Securities sold under agreements to repurchase	233,197	126	0.22	265,165	128	0.19
Other borrowed funds and subordinated debentures	365,259	2,247	2.47	352,189	2,200	2.51

Total interest-bearing liabilities	3,336,650	5,486	0.66%	3,143,720	4,961	0.63%

Non-interest-bearing liabilities
Demand deposits	589,491			510,350
Other liabilities	57,994			49,977

Total liabilities	3,984,135			3,704,047

Stockholders’ equity	223,691			200,936
Total liabilities & stockholders’ equity	$4,207,826			$3,904,983

Net interest income on a fully taxable equivalent basis		21,467			20,415
Less taxable equivalent adjustment		(3,211)			(2,701)

Net interest income		$18,256			$17,714

Net interest spread (3)			2.03%			2.09%

Net interest margin (4)			2.15%			2.19%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2):
Taxable	$848,656	$16,712	3.96%	$739,223	$15,189	4.14%
Tax-exempt	941,296	17,843	3.81%	624,310	14,524	4.69%
Securities available-for-sale (5):
Taxable	306,370	1,693	1.11%	362,345	1,234	0.68%
Tax-exempt	137,039	581	0.85%	102,334	356	0.70%
Securities held-to-maturity:
Taxable	1,477,252	15,940	2.16%	1,637,598	17,539	2.14%
Interest-bearing deposits in other banks	242,004	623	0.51%	221,727	293	0.26%

Total interest-earning assets	3,952,617	53,392	2.71%	3,687,537	49,135	2.69%
Non interest-earning assets	206,058			186,911
Allowance for loan losses	(23,523)			(22,482)

Total assets	$4,135,152			$3,851,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$863,073	$1,013	0.24%	$805,761	$882	0.22%
Savings accounts	395,158	763	0.39%	337,077	438	0.26%
Money market accounts	983,562	1,576	0.32%	973,696	1,515	0.31%
Time deposits	448,890	2,752	1.23%	383,832	2,363	1.24%

Total interest-bearing deposits	2,690,683	6,104	0.46%	2,500,366	5,198	0.42%
Securities sold under agreements to repurchase	227,888	241	0.21%	256,883	242	0.19%
Other borrowed funds and subordinated debentures	365,814	4,554	2.50%	345,684	4,286	2.50%

Total interest-bearing liabilities	3,284,385	10,899	0.67%	3,102,933	9,726	0.63%

Non-interest-bearing liabilities
Demand deposits	573,303			500,241
Other liabilities	56,817			50,804

Total liabilities	3,914,505			3,653,978

Stockholders’ equity	220,647			197,988
Total liabilities & stockholders’ equity	$4,135,152			$3,851,966

Net interest income on a fully taxable equivalent basis		42,493			39,409
Less taxable equivalent adjustment		(6,387)			(5,288)

Net interest income		$36,106			$34,121

Net interest spread (3)			2.04%			2.05%

Net interest margin (4)			2.16%			2.16%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Compared with			Compared with
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$930	$(332)	$598	$2,207	$(684)	$1,523
Tax-exempt	3,081	(1,500)	1,581	6,401	(3,082)	3,319
Securities available-for-sale
Taxable	(38)	347	309	(214)	673	459
Tax-exempt	59	62	121	137	88	225
Securities held-to-maturity
Taxable	(1,198)	(45)	(1,243)	(1,729)	130	(1,599)
Interest-bearing deposits in other banks	88	123	211	29	301	330

Total interest income	2,922	(1,345)	1,577	6,831	(2,574)	4,257

Interest expense:
Deposits
NOW accounts	25	31	56	66	65	131
Savings accounts	49	141	190	86	239	325
Money market accounts	32	15	47	17	44	61
Time deposits	180	7	187	406	(17)	389

Total interest-bearing deposits	286	194	480	575	331	906
Securities sold under agreements to repurchase	(16)	14	(2)	(28)	27	(1)
Other borrowed funds and subordinated debentures	76	(29)	47	263	5	268

Total interest expense	346	179	525	810	363	1,173

Change in net interest income	$2,576	$(1,524)	$1,052	$6,021	$(2,937)	$3,084

Net Interest Income

For the three months ended June 30, 2016, net interest income on a fully taxable equivalent basis totaled $21,467,000 compared to $20,415,000 for the same period in 2015, an increase of $1,052,000 or 5.2%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets; this was partially offset by a four basis point decrease in the net interest margin. The average balance of earning assets increased by 7.6% combined with a similar increase in average deposits. The net interest margin decreased from 2.19% on a fully taxable equivalent basis in 2015 to 2.15% on the same basis for 2016. This was primarily the result of a decrease in rates on earning assets. Also, interest income on a fully taxable equivalent basis increased 6.2%, mainly as a result of an increase in interest earning assets and interest expense increased 10.6% as a result of an increase in deposit balances.

For the six months ended June 30, 2016, net interest income on a fully taxable equivalent basis totaled $42,493,000 compared to $39,409,000 for the same period in 2015, an increase of $3,084,000 or 7.8%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets. The average balance of earning assets increased by 7.2% combined with a similar increase in average deposits. The net interest margin was stable at 2.16% on a fully taxable equivalent basis in 2015 and 2016. This was primarily the result of relatively stable earning asset yields and rates paid on interest-bearing liabilities. Also, interest income on a fully taxable equivalent basis increased 8.7%, mainly as a result of an increase in interest earning assets and interest expense increased 12.1% primarily as a result of an increase in deposit balances.

Provision for Loan Losses

For the three months ended June 30, 2016, the loan loss provision was $350,000 compared to a provision of $0 for the same period last year. For the six months ended June 30, 2016, the loan loss provision was $800,000 compared to a provision of $200,000 for the same period last year. The increase in the provision was primarily as a result of an increase in loan balances. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing risk profile of the Company’s new loan originations and related methodology enhancements to address these changes. During the first six months of 2016, the Company’s loan portfolio risk profile has remained consistent with year-end. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2016 increased by $433,000 from the same period last year to $4,643,000. This was mainly attributable to an increase in gains on sales of mortgage loans of $380,000, other income of $103,000, and service charges on deposit accounts of $28,000. This was partially offset by a decrease in net gains on sales of securities of $73,000 and lockbox fees of $5,000. Other income increased primarily as a result of an increase in insurance gains of $110,000. Also, service charges on deposit accounts increased primarily as a result of an increase in fees collected on deposit accounts.

Other operating income for the six months ended June 30, 2016 increased by $582,000 from the same period last year to $8,297,000. This was mainly attributable to an increase in other income of $326,000, gains on sales of mortgage loans of $281,000, and an increase in service charges on deposit accounts of $52,000. This was partially offset by a decrease in net gains on sales of securities of $73,000 and lockbox fees of $4,000. Other income increased primarily as a result of an increase in insurance gains of $185,000, wealth management fees of $73,000, and merchant and credit card sales royalties of $87,000. Also, service charges on deposit accounts increased primarily as a result of an increase in fees collected on deposit accounts.

For the quarter ended June 30, 2016, operating expenses increased by $522,000 or 3.3% to $16,288,000, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $560,000 in salaries and employee benefits, $47,000 in FDIC assessments, $34,000 in occupancy expenses, and $20,000 in equipment expenses. This was partially offset by a decrease in other expenses of $139,000. Salaries and employee benefits increased mainly as a result of merit increases and bonus accruals. FDIC assessments increased primarily as a result of an increase in the assessment base. Occupancy cost increased primarily as a result of increased utility charges and rent increases. Equipment expenses increased primarily as a result of an increase in depreciation expense. Other expenses decreased primarily as a result of a decrease in marketing and legal expenses.

For the six months ended June 30, 2016, operating expenses increased by $1,666,000 or 5.5% to $31,970,000 from the same period last year. The increase in operating expenses for the six months was mainly attributable to an increase of $1.2 million in salaries and employee benefits, $281,000 in other expenses, $112,000 in FDIC assessments, $63,000 in equipment expenses, and $8,000 in occupancy expenses. Salaries and employee benefits increased mainly as a result of merit increases and bonus accruals. Other expenses increased primarily as a result of an increase in telephone costs, postage and delivery expenses, audit and exam fees, and increased software maintenance fees. FDIC assessments increased primarily as a result of an increase in the assessment base. Occupancy cost increased primarily as a result of increased leasehold improvement amortization. Equipment expenses increased primarily as a result of an increase in depreciation expense.

Income Taxes

For the second quarter of 2016, the Company’s income tax expense totaled $20,000 on pretax income of $6,261,000 resulting in an effective tax rate of 0.3%. For last year’s corresponding quarter, the Company’s income tax expense totaled $233,000 on pretax income of $6,158,000 resulting in an effective tax rate of 3.8%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

For the first six months of 2016, the Company’s income tax expense totaled $84,000 on pretax income of $11,633,000 resulting in an effective tax rate of 0.7%. For last year’s corresponding period, the Company’s income tax expense totaled $448,000 on pretax income of $11,332,000 resulting in an effective tax rate of 4.0%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

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

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2016 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++101.	INS XBRL Instance Document

++101.	SCH XBRL Taxonomy Extension Schema

++101.	CAL XBRL Taxonomy Extension Calculation Linkbase

++101.	LAB XBRL Taxonomy Extension Label Linkbase

++101.	PRE XBRL Taxonomy Extension Presentation Linkbase

++101.	DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2016	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)