Form 10-Q
period 2016-09-30
CENTURY BANCORP INC
filed 2016-11-07
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

As of October 31, 2016, the Registrant had outstanding:

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

PART I—Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$58,975	$52,877
Federal funds sold and interest-bearing deposits in other banks	159,900	167,847

Total cash and cash equivalents	218,875	220,724

Short-term investments	3,241	3,233
Securities available-for-sale, amortized cost $526,762 and $404,977, respectively	526,132	404,623
Securities held-to-maturity, fair value $1,589,183 and $1,438,960, respectively	1,565,191	1,438,903
Federal Home Loan Bank of Boston stock, at cost	21,148	28,807

Loans, net:
Commercial and industrial	549,290	452,235
Municipal	145,063	85,685
Construction and land development	19,522	27,421
Commercial real estate	692,778	721,506
Residential real estate	222,881	255,346
Home equity	200,085	178,020
Consumer and other	11,474	11,323

Total loans, net	1,841,093	1,731,536
Less: allowance for loan losses	24,208	23,075

Net loans	1,816,885	1,708,461

Bank premises and equipment	23,334	24,106
Accrued interest receivable	7,597	8,002
Goodwill	2,714	2,714
Other assets	113,206	107,868

Total assets	$4,298,323	$3,947,441

Liabilities
Deposits:
Demand deposits	$645,317	$541,955
Savings and NOW deposits	1,293,995	1,070,585
Money market accounts	1,067,170	989,094
Time deposits	454,631	473,426

Total deposits	3,461,113	3,075,060

Securities sold under agreements to repurchase	214,320	197,850
Other borrowed funds	293,000	368,000
Subordinated debentures	36,083	36,083
Due to broker	2,252	405
Other liabilities	57,774	55,499

Total liabilities	4,064,542	3,732,897

Stockholders’ Equity
Preferred stock—$1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares and 3,600,729 shares, respectively	3,601	3,601
Class B common stock, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 and 1,967,180 shares, respectively	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	237,616	221,232

	255,476	239,092
Unrealized losses on securities available-for-sale, net of taxes	(394)	(246)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(4,622)	(6,896)
Pension liability, net of taxes	(16,679)	(17,406)

Total accumulated other comprehensive loss, net of taxes	(21,695)	(24,548)

Total stockholders’ equity	233,781	214,544

Total liabilities and stockholders’ equity	$4,298,323	$3,947,441

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income
Loans	$15,045	$14,051	$43,380	$38,597
Securities held-to-maturity	8,238	8,834	24,178	26,373
Securities available-for-sale	1,439	830	3,546	2,299
Federal funds sold and interest-bearing deposits in other banks	283	35	906	328

Total interest income	25,005	23,750	72,010	67,597

Interest expense
Savings and NOW deposits	1,083	729	2,859	2,049
Money market accounts	909	760	2,485	2,276
Time deposits	1,464	1,231	4,216	3,594
Securities sold under agreements to repurchase	122	129	363	371
Other borrowed funds and subordinated debentures	2,213	2,285	6,767	6,570

Total interest expense	5,791	5,134	16,690	14,860

Net interest income	19,214	18,616	55,320	52,737
Provision for loan losses	375	—	1,175	200

Net interest income after provision for loan losses	18,839	18,616	54,145	52,537

Other operating income
Service charges on deposit accounts	1,983	1,941	5,882	5,788
Lockbox fees	759	782	2,431	2,458
Net gains on sales of securities	19	52	64	170
Gains on sales of mortgage loans	533	225	1,331	742
Other income	931	830	2,814	2,387

Total other operating income	4,225	3,830	12,522	11,545

Operating expenses
Salaries and employee benefits	10,544	10,087	30,360	28,701
Occupancy	1,509	1,499	4,639	4,621
Equipment	772	697	2,087	1,949
FDIC assessments	343	554	1,503	1,602
Other	3,462	3,263	10,012	9,531

Total operating expenses	16,630	16,100	48,601	46,404

Income before income taxes	6,434	6,346	18,066	17,678
Provision for income taxes	(52)	180	32	628

Net income	$6,486	$6,166	$18,034	$17,050

Share data:
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,600,729	3,600,729	3,600,729
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Basic earnings per share:
Class A	$1.41	$1.35	$3.93	$3.72
Class B	$0.71	$0.67	$1.97	$1.86
Diluted earnings per share
Class A	$1.16	$1.11	$3.24	$3.06
Class B	$0.71	$0.67	$1.97	$1.86

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended September 30,
	2016	2015
Net income	$6,486	$6,166
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(98)	27
Less: reclassification adjustment for gains included in net income	(12)	(31)

Total unrealized (losses) gains on securities	(110)	(4)
Accretion of net unrealized losses transferred	527	935

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	242	213

Other comprehensive income	659	1,144

Comprehensive income	$7,145	$7,310

	Nine months ended September 30,
	2016	2015
Net income	$18,034	$17,050
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(109)	(2)
Less: reclassification adjustment for gains included in net income	(39)	(102)

Total unrealized (losses) gains on securities	(148)	(104)
Accretion of net unrealized losses transferred	2,274	2,697

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	727	639

Other comprehensive income	2,853	3,232

Comprehensive income	$20,887	$20,282

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2016 and 2015

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	(In thousands)

Balance at December 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500
Net income	—	—	—	17,050	—	17,050
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $68 in taxes and $170 in realized gains	—	—	—	—	(104)	(104)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $1,444 in taxes	—	—	—	—	2,697	2,697
Pension liability adjustment, net of $425 in taxes	—	—	—	—	639	639
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,296)	—	(1,296)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(354)	—	(354)

Balance at September 30, 2015	$3,601	$1,967	$12,292	$215,811	$(22,539)	$211,132

Balance at December 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544

Net income	—	—	—	18,034	—	18,034
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $128 in taxes and $64 in realized gains	—	—	—	—	(148)	(148)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $1,216 in taxes	—	—	—	—	2,274	2,274
Pension liability adjustment, net of $484 in taxes	—	—	—	—	727	727
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,296)	—	(1,296)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(354)	—	(354)

Balance at September 30, 2016	$3,601	$1,967	$12,292	$237,616	$(21,695)	$233,781

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2016 and 2015

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,034	$17,050
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of mortgage loans	(1,331)	(742)
Net gains on sales of securities	(64)	(170)
Provision for loan losses	1,175	200
Deferred income taxes	(3,143)	(1,825)
Net depreciation and amortization	2,498	2,486
Decrease (increase) in accrued interest receivable	405	(1,065)
Increase in other assets	(3,877)	(10,430)
Increase in other liabilities	3,484	1,982

Net cash provided by operating activities	17,181	7,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(8)	(8)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	10,276	—
Purchase of Federal Home Loan Bank of Boston stock	(2,617)	—
Proceeds from calls/maturities of securities available-for-sale	206,025	163,809
Proceeds from sales of securities available-for-sale	2,376	42,716
Purchase of securities available-for-sale	(328,565)	(168,889)
Proceeds from calls/maturities of securities held-to-maturity	318,815	310,694
Proceeds from sales of securities held-to-maturity	192	—
Purchase of securities held-to-maturity	(441,756)	(443,705)
Net increase in loans	(182,901)	(356,915)
Proceeds from sales of portfolio loans	74,668	48,041
Capital expenditures	(1,408)	(2,063)

Net cash used in investing activities	(344,903)	(406,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(18,795)	23,275
Net increase in demand, savings, money market and NOW deposits	404,848	148,706
Cash dividends	(1,650)	(1,650)
Net increase (decrease) in securities sold under agreements to repurchase	16,470	(590)
Net (decrease) increase in other borrowed funds	(75,000)	37,000

Net cash provided by financing activities	325,873	206,741

Net decrease in cash and cash equivalents	(1,849)	(192,093)
Cash and cash equivalents at beginning of period	220,724	305,357

Cash and cash equivalents at end of period	$218,875	$113,264

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,806	$14,735
Income taxes	2,730	3,780
Change in unrealized losses on securities available-for-sale, net of taxes	(148)	(104)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	2,274	2,697
Pension liability adjustment, net of taxes	727	639
Change in due to (from) to broker	1,847	4,430

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Nine Months Ended September 30, 2016 and 2015

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

Note 2. Securities Available-for-Sale

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$2,000	$—	$—	$2,000	$1,999	$—	$10	$1,989
U.S. Government Sponsored Enterprises	15,000	9	—	15,009	—	—	—	—
SBA Backed Securities	58,496	11	162	58,345	5,983	8	2	5,989
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	264,545	346	437	264,454	232,967	859	300	233,526
Privately Issued Residential Mortgage-Backed Securities	1,190	2	15	1,177	1,437	10	13	1,434
Obligations Issued by States and Political Subdivisions	180,315	—	404	179,911	157,838	—	878	1 56,960
Other Debt Securities	5,100	15	154	4,961	4,600	3	130	4,473
Equity Securities	116	159	—	275	153	99	—	252

Total	$526,762	$542	$1,172	$526,132	$404,977	$979	$1,333	$404,623

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $223,246,000 and $220,482,000 at September 30, 2016 and December 31, 2015, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $63,351,000 and $20,056,000 at September 30, 2016 and December 31, 2015, respectively. The Company realized gross gains of $52,000 from the proceeds of $2,376,000 from the sales of available-for-sale securities for the nine months ended September 30, 2016. The Company realized gross gains of $170,000 from the proceeds of $42,716,000 from the sales of available-for-sale securities for the nine months ended September 30, 2015.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2016.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$186,348	$186,336
After one but within five years	203,010	202,873
After five but within ten years	130,087	129,948
More than 10 years	5,701	5,313
Non-maturing	1,616	1,662

Total	$526,762	$526,132

The weighted average remaining life of investment securities available-for-sale at September 30, 2016 was 3.6 years. Included in the weighted average remaining life calculation at September 30, 2016 were $15,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2016 and December 31, 2015, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the non-agency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage Backed Securities, and Obligations Issued by States and Political Subdivisions, related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2016. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 41 and 15 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 282 holdings at September 30, 2016.

	September 30, 2016
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
SBA Backed Securities	52,809	160	971	2	53,780	162
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	128,839	298	33,439	139	162,278	437
Privately Issued Residential Mortgage-Backed Securities	373	1	430	14	803	15
Obligations Issued by States and Political Subdivisions	—	—	4,298	404	4,298	404
Other Debt Securities	460	40	1,886	114	2,346	154

Total temporarily impaired securities	$182,481	$499	$41,024	$673	$223,505	$1,172

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

	December 31, 2015
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,989	$10	$—	$—	$1,989	$10
SBA Backed Securities	1,031	2	—	—	1,031	2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	26,519	52	49,341	248	75,860	300
Privately Issued Residential Mortgage-Backed Securities	—	—	490	13	490	13
Obligations Issued by States and Political Subdivisions	—	—	3,820	878	3,820	878
Other Debt Securities	497	3	1,373	127	1,870	130

Total temporarily impaired securities	$30,036	$67	$55,024	$1,266	$85,060	$1,333

Note 3. Investment Securities Held-to-Maturity

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$165,176	$2,577	$16	$167,737	$186,734	$2,234	$141	$188,827
SBA Backed Securities	20,926	69	—	20,995	—	—	—	—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	1,379,089	22,755	1,393	1,400,451	1,252,169	7,547	9,583	1,250,133

Total	$1,565,191	$25,401	$1,409	$1,589,183	$1,438,903	$9,781	$9,724	$1,438,960

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,119,685,000 and $1,004,743,000 at September 30, 2016 and December 31, 2015, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $355,602,000 and $432,965,000 at September 30, 2016 and December 31, 2015, respectively. The Company realized gross gains of $12,000 from the proceeds of $192,000 from the sales of securities held-to-maturity for the nine months ended September 30, 2016. The sales of securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. There were no sales of held-to-maturity securities for the nine months ended September 30, 2015.

At September 30, 2016 and December 31, 2015, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. U.S. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2016.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$15,191	$15,314
After one but within five years	1,360,309	1,379,055
After five but within ten years	186,544	191,613
More than ten years	3,147	3,201

Total	$1,565,191	$1,589,183

The weighted average remaining life of investment securities held-to-maturity at September 30, 2016 was 3.8 years. Included in the weighted average remaining life calculation at September 30, 2016 were $76,745,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2016 and December 31, 2015, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired September 30, 2016 and December 31, 2015.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at September 30, 2016. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 33 and 15 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 357 holdings at September 30, 2016.

	September 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$41,984	$16	$—	$—	$41,984	$16
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	162,780	645	57,854	748	220,634	1,393

Total temporarily impaired securities	$204,764	$661	$57,854	$748	$262,618	$1,409

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Allowance for loan losses, beginning of period	$23,863	$22,245	$23,075	$22,318
Loans charged off	(118)	(129)	(298)	(613)
Recoveries on loans previously charged-off	93	214	345	425

Net recoveries (charge-offs)	(25)	85	47	(188)
Provision charged to expense	375	—	1,175	200
Reclassification to other liabilities*	(5)	—	(89)	—

Allowance for loan losses, end of period	$24,208	$22,330	$24,208	$22,330

*	The reclassification relates to allowance for loan losses allocations on unused commitments that have been reclassified to other liabilities.

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2016 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at June 30, 2016	$2,234	$5,842	$1,801	$10,650	$1,302	$608	$1,158	$268	$23,863
Charge-offs	—	—	—	—	—	(91)	(27)	—	(118)
Recoveries	—	24	—	—	2	67	—	—	93
Provision	(3)	307	(29)	(752)	624	5	155	68	375
Reclassification to other liabilities	—	—	—	—	—	—	(5)	—	(5)

Ending balance at September 30, 2016	$2,231	$6,173	$1,772	$9,898	$1,928	$589	$1,281	$336	$24,208

Amount of allowance for loan losses for loans deemed to be impaired	$4	$9	$—	$143	$7	$—	$—	$—	$163

Amount of allowance for loan losses for loans not deemed to be impaired	$2,227	$6,164	$1,772	$9,755	$1,921	$589	$1,281	$336	$24,045

Loans:
Ending balance	$19,522	$549,290	$145,063	$692,778	$222,881	$11,474	$200,085	$—	$1,841,093

Loans deemed to be impaired	$95	$399	$—	$3,707	$208	$—	$—	$—	$4,409

Loans not deemed to be impaired	$19,427	$548,891	$145,063	$689,071	$222,673	$11,474	$200,085	$—	$1,836,684

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2016 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2015	$2,041	$5,899	$994	$10,589	$1,320	$644	$1,077	$511	$23,075
Charge-offs	—	—	—	—	—	(271)	(27)	—	(298)
Recoveries	—	115	—	—	5	225	—	—	345
Provision	193	188	778	(680)	605	(6)	272	(175)	1,175
Reclassification to other liabilities	(3)	(29)	—	(11)	(2)	(3)	(41)	—	(89)

Ending balance at September 30, 2016	$2,231	$6,173	$1,772	$9,898	$1,928	$589	$1,281	$336	$24,208

Amount of allowance for loan losses for loans deemed to be impaired	$4	$9	$—	$143	$7	$—	$—	$—	$163

Amount of allowance for loan losses for loans not deemed to be impaired	$2,227	$6,164	$1,772	$9,755	$1,921	$589	$1,281	$336	$24,045

Loans:
Ending balance	$19,522	$549,290	$145,063	$692,778	$222,881	$11,474	$200,085	$—	$1,841,093

Loans deemed to be impaired	$95	$399	$—	$3,707	$208	$—	$—	$—	$4,409

Loans not deemed to be impaired	$19,427	$548,891	$145,063	$689,071	$222,673	$11,474	$200,085	$—	$1,836,684

During the three and nine months ending September 30, 2016, the Company’s provision was primarily attributable to an increase in loan balances.

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at June 30, 2015	$1,733	$4,428	$1,000	$11,723	$722	$709	$650	$1,280	$22,245
Charge-offs	—	(43)	—	—	—	(86)	—	—	(129)
Recoveries	—	75	—	80	1	58	—	—	214
Provision	126	995	117	(1,086)	115	(2)	51	(316)	—

Ending balance at September 30, 2015	$1,859	$5,455	$1,117	$10,717	$838	$679	$701	$964	$22,330

Amount of allowance for loan losses for loans deemed to be impaired	$11	$25	$—	$98	$36	$—	$91	$—	$261

Amount of allowance for loan losses for loans not deemed to be impaired	$1,848	$5,430	$1,117	$10,619	$802	$679	$610	$964	$22,069

Loans:
Ending balance	$27,308	$378,154	$87,016	$701,523	$264,105	$10,633	$172,091	$—	$1,640,830

Loans deemed to be impaired	$100	$539	$—	$1,692	$927	$—	$91	$—	$3,349

Loans not deemed to be impaired	$27,208	$377,615	$87,016	$699,831	$263,178	$10,633	$172,000	$—	$1,637,481

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2104	$1,592	$4,757	$1,488	$11,199	$776	$810	$599	$1,097	$22,318
Charge-offs	—	(95)	—	(298)	—	(220)	—	—	(613)
Recoveries	—	147	—	84	5	189	—	—	425
Provision	267	646	(371)	(268)	57	(100)	102	(133)	200

Ending balance at September 30, 2015	$1,859	$5,455	$1,117	$10,717	$838	$679	$701	$964	$22,330

Amount of allowance for loan losses for loans deemed to be impaired	$11	$25	$—	$98	$36	$—	$91	$—	$261

Amount of allowance for loan losses for loans not deemed to be impaired	$1,848	$5,430	$1,117	$10,619	$802	$679	$610	$964	$22,069

Loans:
Ending balance	$27,308	$378,154	$87,016	$701,523	$264,105	$10,633	$172,091	$—	$1,640,830

Loans deemed to be impaired	$100	$539	$—	$1,692	$927	$—	$91	$—	$3,349

Loans not deemed to be impaired	$27,208	$377,615	$87,016	$699,831	$263,178	$10,633	$172,000	$—	$1,637,481

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2016 and December 31, 2015.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2016 and December 31, 2015.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2016 and December 31, 2015 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at September 30, 2016.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Grade:
1-3 (Pass)	$12,453	$548,891	$145,063	$688,887	$1,395,294
4 (Monitor)	6,974	—	—	184	7,158
5 (Substandard)	—	—	—	—	—
6 (Doubtful)	—	—	—	—	—
Impaired	95	399	—	3,707	4,201

Total	$19,522	$549,290	$145,063	$692,778	$1,406,653

The following table presents the Company’s loans by risk rating at December 31, 2015.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Grade:
1-3 (Pass)	$20,281	$451,774	$85,685	$718,911	$1,276,651
4 (Monitor)	7,042	18	—	917	7,977
5 (Substandard)	—	—	—	—	—
6 (Doubtful)	—	—	—	—	—
Impaired	98	443	—	1,678	2,219

Total	$27,421	$452,235	$85,685	$721,506	$1,286,847

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2016 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$331,240	$67,427	$6,836	$405,503
A1 – A3	139,379	33,510	129,853	302,742
Baa1 – Baa3	—	37,088	130,081	167,169
Ba2	—	3,610	—	3,610

Total	$470,619	$141,635	$266,770	$879,024

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$234,733	$63,865	$7,547	$306,145
A1 – A3	140,419	7,400	130,872	278,691
Baa1 – Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at September 30, 2016 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$95	$—	$95	$19,427	$19,522
Commercial and industrial	318	49	—	367	548,923	549,290
Municipal	—	—	—	—	145,063	145,063
Commercial real estate	1,313	156	—	1,469	691,309	692,778
Residential real estate	866	656	—	1,522	221,359	222,881
Consumer and overdrafts	24	2	—	26	11,448	11,474
Home equity	563	—	—	563	199,522	200,085

Total	$3,084	$958	$—	$4,042	$1,837,051	$1,841,093

Further information pertaining to the allowance for loan losses at December 31, 2015 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$99	$—	$99	$27,322	$27,421
Commercial and industrial	—	60	—	60	452,175	452,235
Municipal	—	—	—	—	85,685	85,685
Commercial real estate	1,462	174	—	1,636	719,870	721,506
Residential real estate	596	1,559	—	2,155	253,191	255,346
Consumer and overdrafts	6	—	—	6	11,317	11,323
Home equity	628	444	—	1,072	176,948	178,020

Total	$2,692	$2,336	$—	$5,028	$1,726,508	$1,731,536

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

The following is information pertaining to impaired loans for September 30, 2016:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/16	Interest Income Recognized for 3 Months Ending 9/30/16	Average Carrying Value for 9 Months Ending 9/30/16	Interest Income Recognized for 9 Months Ending 9/30/16
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	228	414	—	51	2	54	7
Municipal	—	—	—	—	—	—	—
Commercial real estate	593	593	—	594	9	310	30
Residential real estate	97	186	—	101	2	106	6
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$918	$1,193	$—	$746	$13	$470	$43

With required reserve recorded:
Construction and land development	$95	$108	$4	$96	$—	$97	$—
Commercial and industrial	171	187	9	353	2	367	7
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,114	3,219	143	3,128	31	2,251	64
Residential real estate	111	110	7	111	1	387	4
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	36	—

Total	$3,491	$3,624	$163	$3,688	$34	$3,138	$75

Total:
Construction and land development	$95	$108	$4	$96	$—	$97	$—
Commercial and industrial	399	601	9	404	4	421	14
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,707	3,812	143	3,722	40	2,561	94
Residential real estate	208	296	7	212	3	493	10
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	36	—

Total	$4,409	$4,817	$163	$4,434	$47	$3,608	$118

The following is information pertaining to impaired loans for September 30, 2015:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/15	Interest Income Recognized for 3 Months Ending 9/30/15	Average Carrying Value for 9 Months Ending 9/30/15	Interest Income Recognized for 9 Months Ending 9/30/15
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	12	12	—	27	—	36	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	196	—
Residential real estate	119	204	—	122	2	128	6
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$131	$216	$—	$149	$2	$360	$6

With required reserve recorded:
Construction and land development	$100	$108	$11	$101	$—	$102	$—
Commercial and industrial	527	728	25	551	5	670	16
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,692	1,789	98	1,700	14	2,809	48
Residential real estate	808	809	36	811	1	817	7
Consumer	—	—	—	—	—	—	—
Home equity	91	91	91	91	—	91	—

Total	$3,218	$3,525	$261	$3,254	$20	$4,489	$71

Total:
Construction and land development	$100	$108	$11	$101	$—	$102	$—
Commercial and industrial	539	740	25	578	5	706	16
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,692	1,789	98	1,700	14	3,005	48
Residential real estate	927	1,013	36	933	3	945	13
Consumer	—	—	—	—	—	—	—
Home equity	91	91	91	91	—	91	—

Total	$3,349	$3,741	$261	$3,403	$22	$4,849	$77

There was one commercial real estate troubled debt restructuring during the nine month period ending September 30, 2016. The pre-modification and post-modification outstanding recorded investment was $2,091,000. The loan was modified for 2016, by reducing the interest rate as well as extending the term on the loan. The financial impact for the modification was $7,000 reduction in principal payments and $2,000 reduction in interest payments for the three month period. The financial impact for the modification was $10,000 reduction in principal payments and $2,000 reduction in interest payments for the nine month period.

There was no troubled debt restructuring during the three and nine month period ended September 30, 2015.

There were no troubled debt restructurings that subsequently defaulted during the three and nine month periods ending September 30, 2016.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Affected Line Item in the Statement where Net Income is Presented

	(in thousands)

Unrealized gains and losses on available-for-sale securities	$19		$52		Net gains on sales of investments
Tax (expense) or benefit	(7)		(21)		Provision for income taxes

Net of tax	$12		$31		Net income

Accretion of unrealized losses transferred	$(809)		$(1,436)		Interest on securities held-to-maturity
Tax (expense) or benefit	282		501		Provision for income taxes

Net of tax	$(527)		$(935)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(3	)(b)	$(2	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(401	)(b)	(352	)(b)	Salaries and employee benefits

Total before tax	(404)		(354)		Income before taxes

Tax (expense) or benefit	162		141		Provision for income taxes

Net of tax	$(242)		$(213)		Net income

Total reclassifications for the period	$(757)		$(1,117)		Net income

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015		Affected Line Item in the Statement where Net Income is Presented
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$64		$170		Net gains on sales of investments
Tax (expense) or benefit	(25)		(68)		Provision for income taxes

Net of tax	$39		$102		Net income

Accretion of unrealized losses transferred	$(3,490)		$(4,141)		Interest on securities held-to-maturity
Tax (expense) or benefit	1,216		1,444		Provision for income taxes

Net of tax	$(2,274)		$(2,697)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(8	)(b)	$(8	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(1,203	)(b)	(1,056	)(b)	Salaries and employee benefits

Total before tax	(1,211)		(1,064)		Income before taxes

Tax (expense) or benefit	484		425		Provision for income taxes

Net of tax	$(727)		$(639)		Net income

Total reclassifications for the period	$(2,962)		$(3,234)		Net income, net of tax

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended September 30, 2015 and 2016.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2016	2015	2016	2015
Basic EPS Computation:
Numerator:
Net income, Class A	$5,094	$4,843	$14,165	$13,392
Net income, Class B	1,392	1,323	3,869	3,658
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,600,729	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,967,180
Basic EPS, Class A	$1.41	$1.35	$3.93	$3.72
Basic EPS, Class B	0.71	0.67	1.97	1.86

Diluted EPS Computation:
Numerator:
Net income, Class A	$5,094	$4,843	$14,165	$13,392
Net income, Class B	1,392	1,323	3,869	3,658

Total net income, for diluted EPS, Class A computation	6,486	6,166	18,034	17,050
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,600,729	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,967,180	1,967,180
Diluted EPS, Class A	$1.16	$1.11	$3.24	$3.06
Diluted EPS, Class B	0.71	0.67	1.97	1.86

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

Components of Net Periodic Benefit Cost (Credit) for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2016	2015	2016	2015
	(in thousands)
Service cost	$318	$336	$455	$397
Interest	340	394	334	341
Expected return on plan assets	(694)	(688)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	200	203	200	150

Net periodic benefit (credit) cost	$138	$219	$1,018	$917

Components of Net Periodic Benefit Cost (Credit) for the Nine Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2016	2015	2016	2015
	(in thousands)
Service cost	$954	$1,008	$1,366	$1,191
Interest	1,020	1,182	1,002	1,023
Expected return on plan assets	(2,082)	(2,064)	—	—
Recognized prior service cost (benefit)	(78)	(78)	87	87
Recognized net actuarial losses	600	610	600	449

Net periodic benefit (credit) cost	$414	$658	$3,055	$2,750

Contributions

The company intends to contribute $2,075,000 to the Pension Plan in 2016. As of September 30, 2016, $1,825,000 has been contributed.

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

The results of the fair value hierarchy as of September 30, 2016, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$2,000	$—	$2,000	$—
U.S. Government Sponsored Enterprises	15,009	—	15,009	—
SBA Backed Securities	58,345	—	58,345	—
U.S. Government Agency and Sponsored Mortgage Backed Securities	264,454	—	264,454	—
Privately Issued Residential Mortgage Backed Securities	1,177	—	1,177	—
Obligations Issued by States and Political Subdivisions	179,911	—	—	179,911
Other Debt Securities	4,961	—	4,961	—
Equity Securities	275	275	—	—

Total	$526,132	$275	$345,946	$179,911

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	$251	$—	$—	$251

Impaired loan balances represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Fair value is generally determined through a review process that includes independent appraisals, discounted cash flows, or other external assessments of the underlying collateral, which generally include various Level 3 inputs which are not observable. The Company discounts the fair values, as appropriate, based on management’s observations of the local real estate market for loans in this category.

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three and nine month periods ended September 30, 2016 amounted to ($7,000) and ($143,000), respectively.

There were no transfers between level 1, 2 and 3 for the nine months ended September 30, 2016. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month period ended September 30, 2016.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$179,911	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	$251	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. There was one auction rate security whose fair value is based on the evaluation of the underlying issuer, prevailing interest rates and market liquidity.

The changes in Level 3 securities for the nine month period ended September 30, 2016 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(in thousands)
Balance at December 31, 2015	$3,820	$153,140	$37	$156,997
Purchases	—	181,752	—	181,752
Maturities and calls	—	(159,116)	(37)	(159,153)
Amortization	—	(163)	—	(163)
Changes in fair value	478	—	—	478

Balance at September 30, 2016	$4,298	$175,613	$—	$179,911

The amortized cost of Level 3 securities was $180,315,000 at September 30, 2016 with an unrealized loss of $404,000. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the nine month period ended September 30, 2015, are shown in the table below:

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for 2015 for the estimated credit loss amounted to ($165,000).

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$156,997	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	$1,056	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. There was one auction rate security whose fair value is based on the evaluation of the underlying issuer, prevailing interest rates and market liquidity.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
September 30, 2016
Financial assets:
Securities held-to-maturity	$1,565,191	$1,589,183	$—	$1,589,183	$—
Loans (1)	1,816,885	1,830,287	—	—	1,830,287
Financial liabilities:
Time deposits	454,631	457,797	—	457,797	—
Other borrowed funds	293,000	302,163	—	302,163	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2015
Financial assets:
Securities held-to-maturity	$1,438,903	$1,438,960	$—	$1,438,960	$—
Loans (1)	1,708,461	1,677,270	—	—	1,677,270
Financial liabilities:
Time deposits	473,426	474,046	—	474,046	—
Other borrowed funds	368,000	372,209	—	372,209	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

In January 2016, FASB issued ASU 2016-1, “Financial Instruments-Overall” (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. There are eight main items in this ASU that contribute to the simplification of share-based accounting. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the applicability of ASU 2016-09 and has not determined the impact, if any, as of September 30, 2016.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing this ASU and has not determined the impact, if any, as of September 30, 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 326) Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At September 30, 2016, the Company had total assets of $4.3 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the quarter ended September 30, 2016 was $6,486,000, or $1.16 per Class A share diluted, compared to net income of $6,166,000, or $1.11 per Class A share diluted, for the quarter ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $18,034,000, or $3.24 per Class A share diluted, compared to net income of $17,050,000, or $3.06 per Class A share diluted, for the nine months ended September 30, 2015.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended September 30,
	2016	2015
Basic EPS – Class A common	$1.41	$1.35
Basic EPS – Class B common	$0.71	$0.67
Diluted EPS – Class A common	$1.16	$1.11
Diluted EPS – Class B common	$0.71	$0.67

	Nine Months Ended September 30,
	2016	2015
Basic EPS – Class A common	$3.93	$3.72
Basic EPS – Class B common	$1.97	$1.86
Diluted EPS – Class A common	$3.24	$3.06
Diluted EPS – Class B common	$1.97	$1.86

Net interest income totaled $55,320,000 for the nine months ended September 30, 2016 compared to $52,737,000 for the same period in 2015. The 4.9% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.20% on a fully taxable equivalent basis for the first nine months of 2015 to 2.15% for the same period in 2016. This was primarily the result of a decrease in rates on earning assets. The average balances of earning assets increased by 9.1% combined with a similar increase in average deposits. Also, interest expense increased 12.3% as a result of an increase in deposit balances.

The trends in the net interest margin are illustrated in the graph below:

The net interest margin declined slightly throughout 2014 and the first quarter of 2015. During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 primarily as a result of lower yielding loan originations. The margin increased during the first quarter of 2016 primarily as a result of an increase in rates on earning assets. The margin decreased during the second and third quarters of 2016 primarily as a result of a decrease in rates on earning assets.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses increased by $975,000 from $200,000 for the nine months ended September 30, 2015 to $1,175,000 for the same period in 2016, primarily as a result of an increase in loan balances. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $958,000 at September 30, 2016, compared to $2,336,000 at December 31, 2015.

For the first nine months of 2016, the Company’s effective income tax rate was 0.2% compared to 3.6% for last year’s corresponding period. The effective income tax rate decreased primarily as a result of an increase in tax-exempt income.

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

Financial Condition

Loans

On September 30, 2016, total loans outstanding were $1,841,093,000, up by $109,557,000 from the total on December 31, 2015. At September 30, 2016, commercial real estate loans accounted for 37.6% and residential real estate loans, including home equity loans, accounted for 23.0% of total loans.

Commercial real estate loans decreased to $692,778,000 at September 30, 2016 from $721,506,000, primarily as a result of loan payoffs. Residential real estate loans decreased to $222,881,000 at September 30, 2016 from $255,346,000 at December 31, 2015, primarily as a result of loan sales. Home equity loans increased to $200,085,000 at September 30, 2016 from $178,020,000 at December 31, 2015, primarily as a result of a home equity loan promotion.

Commercial and industrial loans increased to $549,290,000 at September 30, 2016 from $452,235,000 at December 31, 2015, primarily as a result of an increase in larger loan originations to large institutions. Construction loans decreased to $19,522,000 at September 30, 2016 from $27,421,000 on December 31, 2015, primarily from payoffs of existing loans. Municipal loans increased to $145,063,000 from $85,685,000, primarily as a result of originations to large municipal organizations. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at September 30, 2016 was $24,208,000 as compared to $23,075,000 at December 31, 2015. The level of the allowance for loan losses to total loans was 1.31% at September 30, 2016 and 1.33% at December 31, 2015.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. During the first nine months of 2016, the Company’s loan portfolio risk profile has remained relatively consistent with year-end. There have been no changes to the allowance methodology which has resulted in a relatively stable ratio of allowance for loan losses to total loans.

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

For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$331,240	$67,427	$6,836	$405,503
A1 – A3	139,379	33,510	129,853	302,742
Baa1 – Baa3	—	37,088	130,081	167,169
Ba2	—	3,610	—	3,610

Total	$470,619	$141,635	$266,770	$879,024

Credit ratings issued by national organizations are presented in the following table at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$234,733	$63,865	$7,547	$306,145
A1 – A3	140,419	7,400	130,872	278,691
Baa1 – Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Allowance for loan losses, beginning of period	$23,863	$22,245	$23,075	$22,318
Loans charged off	(118)	(129)	(298)	(613)
Recoveries on loans previously charged-off	93	214	345	425

Net recoveries (charge-offs)	(25)	85	47	(188)
Provision charged to expense	375	—	1,175	200
Reclassification to other liabilities	(5)	—	(89)	—

Allowance for loan losses, end of period	$24,208	$22,330	$24,208	$22,330

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Nonaccruing loans	$958	$2,336
Total nonperforming assets	$958	$2,336
Loans past due 90 days or more and still accruing	$—	$—

Nonaccruing loans as a percentage of total loans	0.05%	0.13%
Nonperforming assets as a percentage of total assets	0.02%	0.06%

Accruing troubled debt restructures	$4,104	$2,893

There was one commercial real estate troubled debt restructuring during the nine month period ending September 30, 2016. The pre-modification and post-modification outstanding recorded investment was $2,091,000. The loan was modified for 2016, by reducing the interest rate as well as extending the term on the loan. The financial impact for the modification was $10,000 reduction in principal payments and $2,000 reduction in interest payments.

There was no troubled debt restructuring during the nine month period ended September 30, 2015.

Cash and Cash Equivalents

Cash and cash equivalents decreased from $220,724,000 to $218,875,000 during the first nine months of 2016. These balances have remained relatively stable.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $526,132,000 at September 30, 2016, an increase of 30.0% from December 31, 2015. The portfolio increased mainly as a result of purchases of securities available-for-sale totaling $328,565,000 for the nine months ended September 30, 2016. The purchases were offset by sales and maturities of $208,401,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 3.6 years.

At September 30, 2016, 65.8% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $179,911,000, or 34.2% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no readily determinable fair value. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first nine months of 2016, net unrealized losses on the securities available-for-sale increased to $630,000 from a net unrealized loss of $354,000 at December 31, 2015. The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	September 30, 2016	December 31, 2015
	(in thousands)
U.S. Treasury	$2,000	$1,989
U.S. Government Sponsored Enterprises	15,009	—
SBA Backed Securities	58,345	5,989
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	264,454	233,526
Privately Issued Residential Mortgage-backed Securities	1,177	1,434
Obligations issued by States and Political Subdivisions	179,911	156,960
Other Debt Securities	4,961	4,473
Equity Securities	275	252

Total Securities Available–for-Sale	$526,132	$404,623

During the first nine months of 2016, the Company capitalized on favorable market conditions and realized $52,000 of net gain on the sale of an investment. The sale represented three US Government Agency and Sponsored Mortgage-Backed securities totaling $2,376,000.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1,565,191,000 on September 30, 2016, an increase of 8.8% from December 31, 2015. Purchases of securities held-to-maturity totaled $441,756,000 for the nine months ended September 30, 2016. The purchases were offset by sales and maturities of $319,007,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.8 years. The following table sets forth the fair value of securities held-to-maturity at the dates indicated.

	September 30, 2016	December 31, 2015
	(in thousands)
U.S. Government Sponsored Enterprises	$165,176	$186,734
SBA Backed Securities	20,926	—
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,379,089	1,252,169

Total Securities Held-to-Maturity	$1,565,191	$1,438,903

At September 30, 2016 and December 31, 2015, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. The company realized a gain from the sale of a security of $12,000 from proceeds of held-to-maturity securities of $192,000 for the nine months ending September 30, 2016. The sale from securities held-to-maturity relate to a mortgage-backed security for which the Company had previously collected a substantial portion (greater than 90%) of its principal investment.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first nine months of 2016, the FHLBB redeemed $10,276,000 and the Company purchased $2,617,000 of FHLBB stock. As of September 30, 2016, no impairment has been recognized.

Deposits and Borrowed Funds

On September 30, 2016, deposits totaled $3,461,113,000, representing a 12.6% increase from December 31, 2015. Total deposits increased primarily as a result of increases in demand deposits, savings and NOW deposits, and money market accounts. Savings and NOW deposits increased, mainly as a result of municipal deposits, as the Company continued to offer competitive rates for these types of deposits during the first nine months of the year. Demand deposits and money market accounts increased primarily as a result of increases in corporate accounts. This was offset, somewhat by a decrease in time deposits.

Borrowed funds totaled $507,320,000 at September 30, 2016 compared to $565,850,000 at December 31, 2015. Borrowed funds decreased mainly as a result of a decrease in short-term FHLBB borrowings, this was offset, somewhat, by an increase in securities sold under agreements to repurchase. FHLBB borrowing decreased as a result of matured borrowings. Securities sold under agreements to repurchase increased, primarily as a result of increases in corporate accounts.

Stockholders’ Equity

At September 30, 2016, total equity was $233,781,000 compared to $214,544,000 million at December 31, 2015. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased primarily as a result of a decrease in unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. This was offset, somewhat, by an increase in unrealized losses on securities available-for-sale. The Company’s leverage ratio stood at 6.46% at September 30, 2016, compared to 6.79% at December 31, 2015. The decrease in the leverage ratio was due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of September 30, 2016 was $41.99 per share compared to $38.53 at December 31, 2015.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2):
Taxable	$872,906	$9,016	4.11%	$804,462	$8,774	4.33%
Tax-exempt	1,005,725	9,240	3.65	790,694	8,147	4.09
Securities available-for-sale (5):
Taxable	395,670	1,112	1.12	319,006	666	0.84
Tax-exempt	174,942	454	1.04	138,031	249	0.72
Securities held-to-maturity:
Taxable	1,559,082	8,238	2.11	1,645,878	8,834	2.15
Interest-bearing deposits in other banks	216,768	283	0.52	47,886	35	0.29

Total interest-earning assets	4,225,093	28,343	2.67%	3,745,957	26,705	2.85%
Non interest-earning assets	210,568			193,519
Allowance for loan losses	(24,092)			(22,333)

Total assets	$4,411,569			$3,917,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$947,041	$622	0.26%	$769,967	$455	0.23%
Savings accounts	426,241	461	0.43	347,222	274	0.31
Money market accounts	1,066,121	909	0.34	930,657	760	0.32
Time deposits	454,578	1,464	1.28	419,687	1,231	1.16

Total interest-bearing deposits	2,893,981	3,456	0.48	2,467,533	2,720	0.44
Securities sold under agreements to repurchase	233,188	122	0.21	249,874	129	0.20
Other borrowed funds and subordinated debentures	371,246	2,213	2.37	418,289	2,285	2.17

Total interest-bearing liabilities	3,498,415	5,791	0.66%	3,135,696	5,134	0.65%

Non-interest-bearing liabilities
Demand deposits	625,024			522,834
Other liabilities	57,812			51,115

Total liabilities	4,181,251			3,709,645

Stockholders’ equity	230,318			207,498
Total liabilities & stockholders’ equity	$4,411,569			$3,917,143

Net interest income on a fully taxable equivalent basis		22,552			21,571
Less taxable equivalent adjustment		(3,338)			(2,955)

Net interest income		$19,214			$18,616

Net interest spread (3)			2.01%			2.20%

Net interest margin (4)			2.12%			2.28%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2):
Taxable	$856,797	$25,728	4.01%	$761,209	$23,963	4.21%
Tax-exempt	962,930	27,083	3.76	680,380	22,671	4.46
Securities available-for-sale (5):
Taxable	336,354	2,805	1.11	347,741	1,900	0.73
Tax-exempt	149,766	1,035	0.92	114,363	605	0.71
Securities held-to-maturity:
Taxable	1,504,728	24,178	2.14	1,640,388	26,373	2.14
Interest-bearing deposits in other banks	233,531	906	0.52	163,144	328	0.27

Total interest-earning assets	4,044,106	81,735	2.70%	3,707,225	75,840	2.74%
Non interest-earning assets	207,571			189,137
Allowance for loan losses	(23,714)			(22,432)

Total assets	$4,227,963			$3,873,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$891,267	$1,635	0.25%	$793,699	$1,337	0.23%
Savings accounts	405,594	1,224	0.40	340,496	712	0.28
Money market accounts	1,011,283	2,485	0.33	959,192	2,276	0.32
Time deposits	450,799	4,216	1.25	395,915	3,594	1.21

Total interest-bearing deposits	2,758,943	9,560	0.46	2,489,302	7,919	0.43
Securities sold under agreements to repurchase	229,668	363	0.21	254,521	371	0.19
Other borrowed funds and subordinated debentures	367,638	6,767	2.00	370,152	6,570	2.37

Total interest-bearing liabilities	3,356,249	16,690	0.66%	3,113,975	14,860	0.64%

Non-interest-bearing liabilities
Demand deposits	590,669			507,855
Other liabilities	57,151			50,907

Total liabilities	4,004,069			3,672,737

Stockholders’ equity	223,894			201,193
Total liabilities & stockholders’ equity	$4,227,963			$3,873,930

Net interest income on a fully taxable equivalent basis		65,045			60,980
Less taxable equivalent adjustment		(9,725)			(8,243)

Net interest income		$55,320			$52,737

Net interest spread (3)			2.04%			2.10%

Net interest margin (4)			2.15%			2.20%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015			Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$707	$(465)	$242	$2,924	$(1,159)	$1,765
Tax-exempt	2,029	(936)	1,093	8,362	(3,950)	4,412
Securities available-for-sale
Taxable	183	263	446	(64)	969	905
Tax-exempt	78	127	205	216	214	430
Securities held-to-maturity
Taxable	(460)	(136)	(596)	(2,180)	(15)	(2,195)
Interest-bearing deposits in other banks	203	45	248	183	395	578

Total interest income	$2,740	$(1,102)	$1,638	$9,441	$(3,546)	$5,895

Interest expense:
Deposits
NOW accounts	$111	$56	$167	$174	$124	$298
Savings accounts	71	116	187	155	357	512
Money market accounts	113	36	149	127	82	209
Time deposits	105	128	233	514	108	622

Total interest-bearing deposits	400	336	736	970	671	1,641
Securities sold under agreements to repurchase	(9)	2	(7)	(38)	30	(8)
Other borrowed funds and subordinated debentures	(273)	201	(72)	(44)	241	197

Total interest expense	118	539	657	888	942	1,830

Change in net interest income	$2,622	$(1,641)	$981	$8,553	$(4,488)	$4,065

Net Interest Income

For the three months ended September 30, 2016, net interest income on a fully taxable equivalent basis totaled $22,552,000 compared to $21,571,000 for the same period in 2015, an increase of $981,000 or 4.5%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets; this was partially offset by a sixteen basis point decrease in the net interest margin. The average balance of earning assets increased by 12.8% combined with a similar increase in average deposits. The net interest margin decreased from 2.28% on a fully taxable equivalent basis in 2015 to 2.12% on the same basis for 2016. This was primarily the result of a decrease in rates on earning assets. Also, interest income on a fully taxable equivalent basis increased 6.1%, mainly as a result of an increase in interest earning assets and interest expense increased 12.8% mainly as a result of an increase in deposit balances.

For the nine months ended September 30, 2016, net interest income on a fully taxable equivalent basis totaled $65,045,000 compared to $60,980,000 for the same period in 2015, an increase of $4,065,000 or 6.7%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets. The average balance of earning assets increased by 9.1% combined with a similar increase in average deposits. The net interest margin decreased from 2.20% on a fully taxable equivalent basis in 2015 to 2.15% on the same basis for 2016. This was primarily the result of a decrease in rates on earning assets. Also, interest income on a fully taxable equivalent basis increased 7.8%, mainly as a result of an increase in interest earning assets and interest expense increased 12.3% primarily as a result of an increase in deposit balances.

Provision for Loan Losses

For the three months ended September 30, 2016, the loan loss provision was $375,000 compared to a provision of $0 for the same period last year. For the nine months ended September 30, 2016, the loan loss provision was $1,175,000 compared to a provision of $200,000 for the same period last year. The increase in the provision was primarily as a result of an increase in loan balances. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing risk profile of the Company’s new loan originations and related methodology enhancements to address these changes. During the first nine months of 2016, the Company’s loan portfolio risk profile has remained consistent with year-end. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2016 increased by $395,000 from the same period last year to $4,225,000. This was mainly attributable to an increase in gains on sales of mortgage loans of $308,000, other income of $101,000, and service charges on deposit accounts of $42,000. This was partially offset by a decrease in net gains on sales of securities of $33,000 and lockbox fees of $23,000. Other income increased primarily as a result of an increase in wealth management fees, merchant and charge card fees, and other customer fees. Also, service charges on deposit accounts increased primarily as a result of an increase in fees collected on deposit accounts.

Other operating income for the nine months ended September 30, 2016 increased by $977,000 from the same period last year to $12,522,000. This was mainly attributable to an increase in other income of $427,000, gains on sales of mortgage loans of $589,000, and an increase in service charges on deposit accounts of $94,000. This was partially offset by a decrease in net gains on sales of securities of $106,000 and lockbox fees of $27,000. Other income increased primarily as a result of an increase in insurance gains of $184,000, wealth management fees of $126,000, and merchant and credit card sales royalties of $113,000. Also, service charges on deposit accounts increased primarily as a result of an increase in fees collected on deposit accounts.

For the quarter ended September 30, 2016, operating expenses increased by $530,000 or 3.3% to $16,630,000, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $457,000 in salaries and employee benefits, $199,000 in other expenses, $10,000 in occupancy expenses, and $75,000 in equipment expenses. This was partially offset by a decrease in FDIC assessments of $211,000. Salaries and employee benefits increased mainly as a result of merit increases and bonus accruals. Occupancy cost increased primarily as a result of increased utility charges and rent increases. Equipment expenses increased primarily as a result of an increase in depreciation expense. Other expenses increased primarily as a result of an increase in marketing expenses. FDIC assessments decreased primarily as a result of a decrease in the assessment rate.

For the nine months ended September 30, 2016, operating expenses increased by $2,197,000 or 4.7% to $48,601,000 from the same period last year. The increase in operating expenses for the nine months was mainly attributable to an increase of $1,659,000 in salaries and employee benefits, $481,000 in other expenses, $138,000 in equipment expenses, and $18,000 in occupancy expenses. This was offset, somewhat, by a decrease of $99,000 in FDIC assessments. Salaries and employee benefits increased mainly as a result of merit increases and bonus accruals. Other expenses increased primarily as a result of an increase in telephone costs, postage and delivery expenses, audit and exam fees, and increased software maintenance fees. Occupancy cost increased primarily as a result of modest increases rent expense. Equipment expenses increased primarily as a result of an increase in depreciation expense. FDIC assessments decreased primarily as a result of a decrease in the assessment rate.

Income Taxes

For the third quarter of 2016, the Company’s income tax expense (benefit) totaled $(52,000) on pretax income of $6,434,000 resulting in an effective tax rate of (0.8)%. For last year’s corresponding quarter, the Company’s income tax expense totaled $180,000 on pretax income of $6,346,000 resulting in an effective tax rate of 2.8%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

For the first nine months of 2016, the Company’s income tax expense totaled $32,000 on pretax income of $18,066,000 resulting in an effective tax rate of 0.2%. For last year’s corresponding period, the Company’s income tax expense totaled $628,000 on pretax income of $17,678,000 resulting in an effective tax rate of 3.6%. The decrease in the effective income tax rate was primarily the result of an increase in tax-exempt income.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2016 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

	31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

	31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

	+32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	+32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	++101.	INS XBRL Instance Document

	++101.	SCH XBRL Taxonomy Extension Schema

	++101.	CAL XBRL Taxonomy Extension Calculation Linkbase

	++101.	LAB XBRL Taxonomy Extension Label Linkbase

	++101.	PRE XBRL Taxonomy Extension Presentation Linkbase

	++101.	DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2016	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA Chief Financial Officer and Treasurer (Principal Accounting Officer)