Form 10-K
period 2016-12-31
CENTURY BANCORP INC
filed 2017-03-15
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2016 was $153,423,815.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2017:

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2016 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2016, the Company had total assets of $4.5 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York.

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

The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprised of approximately 250 government entities.

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

Employees

As of December 31, 2016, the Company had 372 full-time and 66 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has regulatory authority over holding company activities and performed a review of the Company and its subsidiaries as of September 2016.

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

(iii) the banking business is highly competitive and the profitability of the Company depends upon the Company’s ability to attract loans and deposits in Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York, where the Company competes with a variety of traditional banking companies, some of which have vastly greater resources, and nontraditional institutions such as credit unions and finance companies; .

(iv) at December 31, 2016, approximately 68.0% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2016, approximately 23.6% of the Company’s loan portfolio was comprised of residential real estate and home equity loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2016, our goodwill and other identifiable intangible assets were approximately $2.7 million;

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

During March 2014, the Company entered into a lease agreement to open a branch located on Boylston Street in Boston, Massachusetts. This property is leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. This agreement was approved by the Board of Directors in the absence of the Chairman of the Board. The branch opened on April 22, 2015. The deposits from the Kenmore Square, Boston, Massachusetts branch, which closed on September 30, 2014, were moved to the new Boylston Street branch. The Kenmore Square branch landlord did not renew the existing lease during 2014.

During June 2016, the Company entered into a lease agreement to open a new branch located in Wellesley, Massachusetts. The Company closed its existing Wellesley branch and transferred the accounts to the new branch. The new branch opened on December 19, 2016.

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

(a)  The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2015 is shown on page 12. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

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

(b)  Approximate number of equity security holders as of December 31, 2016:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	1,083
Class B Common Stock	47

(c)  Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

	Dividends per Share
	Class A	Class B
2015
First quarter	$0.12	$0.06
Second quarter	0.12	0.06
Third quarter	0.12	0.06
Fourth quarter	0.12	0.06
2016
First quarter	$0.12	$0.06
Second quarter	0.12	0.06
Third quarter	0.12	0.06
Fourth quarter	0.12	0.06

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

(d)  The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2016:

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

(e)  The performance graph information required herein is shown on page 13.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 11 through 13.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 14 through 37.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on pages 35.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 38 through 88.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no changes that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting.

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

Management’s report on internal control over financial reporting is shown on page 91. The audit report of the registered public accounting firm is shown on page 90.

ITEM 9B.	OTHER INFORMATION

None.

FINANCIAL STATEMENTS

Financial Highlights

	2016	2015	2014	2013	2012
(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$96,699	$90,093	$85,371	$79,765	$81,494
Interest expense	22,617	20,134	19,136	18,805	19,540

Net interest income	74,082	69,959	66,235	60,960	61,954
Provision for loan losses	1,375	200	2,050	2,710	4,150

Net interest income after provision for loan losses	72,707	69,759	64,185	58,250	57,804
Other operating income	16,222	15,993	15,271	18,615	15,865
Operating expenses	64,757	62,198	56,730	55,812	53,238

Income before income taxes	24,172	23,554	22,726	21,053	20,431
Provision for income taxes	(362)	533	866	1,007	1,392

Net income	$24,534	$23,021	$21,860	$20,046	$19,039

Average shares outstanding Class A, basic	3,600,729	3,600,729	3,591,732	3,575,683	3,557,693
Average shares outstanding Class B, basic	1,967,180	1,967,180	1,969,030	1,980,855	1,990,474
Average shares outstanding Class A, diluted	5,567,909	5,567,909	5,562,209	5,557,693	5,549,191
Average shares outstanding Class B, diluted	1,967,180	1,967,180	1,969,030	1,980,855	1,990,474
Total shares outstanding at year-end	5,567,909	5,567,909	5,567,909	5,556,584	5,554,959
Earnings per share:
Basic, Class A	$5.35	$5.02	$4.78	$4.39	$4.18
Basic, Class B	$2.68	$2.51	$2.39	$2.19	$2.09
Diluted, Class A	$4.41	$4.13	$3.93	$3.61	$3.43
Diluted, Class B	$2.68	$2.51	$2.39	$2.19	$2.09
Dividend payout ratio — Non-GAAP(1)	9.0%	9.6%	10.0%	10.9%	11.5%
AT YEAR-END
Assets	$4,462,608	$3,947,441	$3,624,036	$3,431,154	$3,086,209
Loans	1,923,933	1,731,536	1,331,366	1,264,763	1,111,788
Deposits	3,653,218	3,075,060	2,737,591	2,715,839	2,445,073
Stockholders’ equity	240,041	214,544	192,500	176,472	179,990
Book value per share	$43.11	$38.53	$34.57	$31.76	$32.40
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.57%	0.59%	0.61%	0.60%	0.65%
Return on average stockholders’ equity	10.80%	11.26%	11.57%	11.58%	11.06%
Net interest margin, taxable equivalent	2.12%	2.18%	2.22%	2.21%	2.51%
Net (recoveries) charge-offs as a percent of average loans	0.00%	(0.04)%	0.05%	0.08%	0.15%
Average stockholders’ equity to average assets	5.29%	5.25%	5.27%	5.22%	5.85%
Efficiency ratio — Non-GAAP(1)	62.7%	64.1%	62.0%	63.0%	62.1%

Financial Highlights — (Continued)

(1)	Non-GAAP Financial Measures are reconciled in the following tables:

	2016	2015	2014	2013	2012
Calculation of Efficiency Ratio:
Total Operating Expenses (numerator)	$64,757	$62,198	$56,730	$55,812	$53,238

Net Interest Income	$74,082	$69,959	$66,235	$60,960	$61,954
Total Other Operating Income	16,222	15,993	15,271	18,615	15,865
Tax Equivalent Adjustment	12,917	11,140	10,033	8,984	7,964

Total Income (denominator)	$103,221	$97,092	$91,539	$88,559	$85,783

Efficiency Ratio, Year — Non-GAAP	62.7%	64.1%	62.0%	63.0%	62.1%

	2016	2015	2014	2013	2012
Calculation of Dividend Payout Ratio:
Dividends Paid (numerator)	$2,201	$2,200	$2,196	$2,191	$2,186

Net Income (denominator)	$24,534	$23,021	$21,860	$20,046	$19,039

Dividend Payout Ratio – Non-GAAP	9.0%	9.6%	10.0%	10.9%	11.5%

Per Share Data 2016, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$62.60	$45.45	$43.24	$43.96
Low	44.95	41.41	38.75	38.61
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

2015, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$45.09	$41.87	$41.44	$40.50
Low	40.95	38.61	38.37	38.34
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2011 to December 31, 2016 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Financial Highlights — (Continued)

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2011 at:	2012	2013	2014	2015	2016
Century Bancorp, Inc.	$118.54	$121.32	$148.13	$162.59	$226.85
NASDAQ Banks	134.74	184.08	205.85	210.40	266.24
NASDAQ U.S.	117.45	164.57	188.84	201.98	219.89

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2011 and that all dividends were reinvested.

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

RECENT MARKET DEVELOPMENTS

The financial services industry continues to face challenges in the aftermath of the recent national and global economic crisis. Since June 2009, the U.S. economy has been recovering from the most severe recession and financial crisis since the Great Depression. There have been improvements in private sector employment, industrial production and U.S. exports; nevertheless, the pace of economic recovery has been slow. Financial markets have improved since the depths of the crisis but are still unsettled and volatile. There is continued concern about the U.S. economic outlook.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadened the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” has been extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). The Federal Reserve Board has finalized its rule implementing the Basel III regulatory capital framework. The rule that came into effect in January 2015 sets the Basel III minimum regulatory capital requirements for all organizations. It included a new common equity Tier I ratio of 4.5 percent of risk-weighted assets, raised the minimum Tier I capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of risk-weighted assets. The implementation of the framework did not have a material impact on the Company’s financial condition or results of operations.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2016, the Company had total assets of $4.5 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit organizations and individuals. It emphasizes service to small and medium sized businesses and retail customers in its market area. In recent years, the Company has increased business to larger institutions, specifically, healthcare and higher education. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a third party full-service securities brokerage business.

The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprised of approximately 250 government entities.

The Company had net income of $24,534,000 for the year ended December 31, 2016, compared with net income of $23,021,000 for the year ended December 31, 2015, and net income of $21,860,000 for the year ended December 31, 2014. Class A diluted earnings per share were $4.41 in 2016, compared to $4.13 in 2015 and $3.93 in 2014.

Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2016	2015	2014
Basic EPS – Class A common	$5.35	$5.02	$4.78
Basic EPS – Class B common	$2.68	$2.51	$2.39
Diluted EPS – Class A common	$4.41	$4.13	$3.93
Diluted EPS – Class B common	$2.68	$2.51	$2.39

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

The net interest margin declined slightly throughout 2014 and the first quarter of 2015. During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 primarily as a result of lower yielding loan originations. The margin increased during the first quarter of 2016 primarily as a result of an increase in rates on earning assets. The margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

Historical U.S. Treasury Yield Curve

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. During 2015 and 2016, short-term rates increased slightly more than longer-term rates resulting in a slight flattening of the yield curve.

During 2016 and 2015, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. Also contributing to the increase in earnings for 2015 was a decrease in the provision for loan losses. This was primarily the result of changes in the risk profile of the Company’s new loan originations, related methodology enhancements to address these changes, as well as net recoveries being realized during the year. During 2016, 2015 and 2014, the U.S. economy experienced a low short-term rate environment. The lower short-term rates negatively impacted the net interest margin as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Total assets were $4,462,608,000 at December 31, 2016, an increase of 13.1% from total assets of $3,947,441,000 at December 31, 2015.

On December 31, 2016, stockholders’ equity totaled $240,041,000, compared with $214,544,000 on December 31, 2015. Book value per share increased to $43.11 at December 31, 2016, from $38.53 on December 31, 2015.

During December 2013, the Company entered into a lease agreement to open a branch located in Woburn, Massachusetts. The branch opened on November 3, 2014.

During March 2014, the Company entered into a lease agreement to open a branch located on Boylston Street in Boston, Massachusetts. This property is leased from an entity affiliated with Marshall M. Sloane, Chairman of the Board of the Company. This agreement was approved by the Board of Directors in the absence of the Chairman of the Board. The branch opened on April 22, 2015. The deposits from the Kenmore Square, Boston, Massachusetts branch, which closed on September 30, 2014, were moved to the new Boylston Street branch. The Kenmore Square landlord did not renew the existing lease during 2014.

During June 2016, the Company entered into a lease agreement to open a new branch located in Wellesley, Massachusetts. The Company closed its existing Wellesley branch and transferred the accounts to the new Wellesley branch which opened on December 19, 2016.

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

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The enhancement is described within the Allowance for Loan Losses section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition”. During 2016, the Company continued to enhance its methodology to the allowance for loan losses by updating qualitative factors on certain loan portfolios. Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Securities available-for-sale consist of certain U.S. Treasury, U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprise mortgage-backed securities; state, county and municipal securities; privately issued mortgage-backed securities; other debt securities; and other marketable equities.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2016 totaled $499,297,000 and included gross unrealized gains of $555,000 and gross unrealized losses of $1,478,000. A year earlier, the fair value of securities available-for-sale was $404,623,000 including gross unrealized gains of $979,000 and gross unrealized losses of $1,333,000. In 2016, the Company recognized gains of $52,000 on the sale of available-for-sale securities. In 2015 and 2014, the Company recognized gains of $289,000 and $450,000, respectively.

Securities classified as held-to-maturity consist of U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprise mortgage-backed securities. Securities held-to-maturity as of December 31, 2016 are carried at their amortized cost of $1,653,986,000. A year earlier, securities held-to-maturity totaled $1,438,903,000. In 2016 the company recognized gains of $12,000 on the sale of held-to-maturity securities. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. In 2015, the Company recognized gains of $305,000. In 2014 the Company did not recognize any gains on sales of held-to-maturity securities.

During the third quarter of 2013, $987,037,000 of securities available-for-sale with unrealized losses of $25,333,000 were transferred to securities held-to-maturity. This was done in response to rising interest rates and an assessment of liquidity needs.

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2016		2015		2014
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$2,000	0.4%	$1,989	0.5%	$2,000	0.4%
U.S. Government Sponsored Enterprises	24,952	5.0%	—	0.0%	—	0.0%
SBA Backed Securities	57,767	11.6%	5,989	1.5%	6,717	1.5%
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	243,325	48.7%	233,526	57.7%	337,093	75.2%
Privately Issued Residential Mortgage-Backed Securities	1,109	0.2%	1,434	0.4%	1,874	0.4%
Obligations Issued by States and Political Subdivisions	164,876	33.0%	156,960	38.8%	96,784	21.6%
Other Debt Securities	4,924	1.0%	4,473	1.1%	3,524	0.8%
Equity Securities	344	0.1%	252	0.1%	398	0.1%

Total	$499,297	100.0%	$404,623	100.0%	$448,390	100.0%

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Securities available-for-sale totaling $164,876,000, or 3.7% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally municipal securities with no readily determinable fair value. The Company also utilizes internal pricing analysis on various municipal securities using market rates on comparable securities. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2016		2015		2014
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Government Sponsored Enterprises	$148,326	9.0%	$186,734	13.0%	$251,617	17.9%
SBA Backed Securities	46,140	2.8%	—	—	—	—
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,459,520	88.2%	1,252,169	87.0%	1,155,175	82.1%

Total	$1,653,986	100.0%	$1,438,903	100.0%	$1,406,792	100.0%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2016. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$2,000	0.4%	0.54%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government Sponsored Enterprises	9,999	2.0%	0.70%	14,953	3.0%	0.83%	—	0.0%	0.00%	—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	—	0.0%	0.00%	18,613	3.7%	1.21%	39,154	7.8%	1.14%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	90,157	18.1%	1.17%	148,429	29.6%	1.24%	4,739	1.0%	1.38%
Privately Issued Residential Mortgage-Backed Securities	1,109	0.2%	1.71%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	159,355	31.9%	1.18%	919	0.2%	3.57%	305	0.1%	4.75%	4,297	0.9%	1.80%
Other Debt Securities	800	0.2%	1.59%	753	0.2%	1.88%	1,000	0.2%	6.00%	1,017	0.2%	6.00%

Total	$173,263	34.7%	1.15%	$106,782	21.5%	1.15%	$168,347	33.6%	1.28%	$49,207	9.9%	1.32%

	Non- Maturing	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$2,000	0.4%	0.54%
U.S. Government Agency Sponsored Enterprises	—	0.0%	0.00%	24,952	5.0%	0.78%
SBA Backed Securities	—	0.0%	0.00%	57,767	11.6%	1.16%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	243,325	48.7%	1.22%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	1,109	0.2%	1.71%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	164,876	33.0%	1.21%
Other Debt Securities	1,354	0.2%	3.06%	4,924	1.0%	3.85%
Equity Securities	344	0.1%	3.24%	344	0.1%	6.24%

Total	$1,698	0.3%	3.21%	$499,297	100.0%	1.22%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Government Sponsored Enterprises	$14,926	0.9%	1.52%	$123,405	7.5%	1.70%	$9,995	0.6%	2.06%	$—	0.0%	0.00%	$148,326	9.0%	1.71%
SBA Backed Securities	—	0.0%	0.00%	7,965	0.5%	1.57%	33,169	2.0%	2.20%	5,006	0.3%	2.56%	46,140	2.8%	2.13%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	7,876	0.5%	2.80%	991,308	59.9%	2.17%	457,191	27.6%	2.31%	3,145	0.2%	3.02%	1,459,520	88.2%	2.22%

Total	$22,802	1.4%	1.96%	$1,122,678	67.9%	2.11%	$500,355	30.2%	2.30%	$8,151	0.5%	2.73%	$1,653,986	100.0%	2.17%

At December 31, 2016 and 2015, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2016, sales of securities totaling $2,568,000 in gross proceeds resulted in a net realized gain of $64,000. There were no sales of state, county or municipal securities during 2016 and 2015. In 2015, sales of securities totaling $51,551,000 in gross proceeds resulted in net realized gains of $594,000. In 2014, sales of securities totaling $40,285,000 in gross proceeds resulted in net realized gains of $450,000.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	2016		2015		2014		2013		2012
December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(dollars in thousands)
Construction and land development	$14,928	0.8%	$27,421	1.6%	$22,744	1.7%	$33,058	2.6%	$38,618	3.5%
Commercial and industrial	612,503	31.8%	452,235	26.1%	149,732	11.2%	76,675	6.1%	88,475	8.0%
Municipal	135,418	7.0%	85,685	4.9%	41,850	3.1%	32,737	2.6%	1,446	0.1%
Commercial real estate	696,173	36.2%	721,506	41.7%	696,272	52.3%	696,317	55.0%	575,019	51.7%
Residential real estate	241,357	12.5%	255,346	14.7%	257,305	19.3%	286,041	22.6%	281,857	25.3%
Consumer	11,013	0.6%	10,744	0.6%	10,925	0.8%	8,824	0.7%	6,823	0.6%
Home equity	211,857	11.0%	178,020	10.3%	151,275	11.4%	130,277	10.3%	118,923	10.7%
Overdrafts	684	0.1%	579	0.1%	1,263	0.2%	834	0.1%	627	0.1%

Total	$1,923,933	100.0%	$1,731,536	100.0%	$1,331,366	100.0%	$1,264,763	100.0%	$1,111,788	100.0%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

At December 31, 2016, 2015, 2014, 2013, and 2012, loans were carried net of discounts of $313,000, $360,000, $407,000, $454,000 and $498,000, respectively. Net deferred loan fees of $641,000, $988,000, $908,000, $174,000, and $369,000 were carried in 2016, 2015, 2014, 2013 and 2012, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2016. The table excludes loans secured by 1–4 family residential real estate, loans for household and family personal expenditures, and municipal loans. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2016

	One Year or Less	One to Five Years	Over Five Years	Total
(dollars in thousands)
Construction and land development	$2,535	$783	$11,610	$14,928
Commercial and industrial	38,330	23,821	550,352	612,503
Commercial real estate	49,815	57,691	588,667	696,173

Total	$90,680	$82,295	$1,150,629	$1,323,604

The following table indicates the rate variability of the above loans due after one year.

December 31, 2016	One to Five Years	Over Five Years	Total
(dollars in thousands)
Predetermined interest rates	$37,516	$284,820	$322,336
Floating or adjustable interest rates	44,779	865,809	910,588

Total	$82,295	$1,150,629	$1,232,924

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

C&I loan customers also include large healthcare and higher education institutions. During 2015, and 2016, the Company increased its lending activities to these types of organizations. The percentage of these types of organizations to total C&I loans has increased to 81% at December 31, 2016, compared to 76% at December 31, 2015.

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

Municipal loans customers include loans to municipalities or related interests, primarily for infrastructure projects. The Company has increased its lending activities to municipalities.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $28,464,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2016, the Company was obligated to advance a total of $22,049,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2016	2015	2014	2013	2012
(dollars in thousands)
Total nonperforming loans	$1,084	$2,336	$4,146	$2,549	$4,471
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$1,084	$2,336	$4,146	$2,549	$4,471

Accruing troubled debt restructured loans	$3,526	$2,893	$3,296	$5,969	$3,048
Loans past due 90 and still accruing	—	—	—	—	—
Nonperforming loans as a percent of gross loans	0.06%	0.13%	0.31%	0.20%	0.40%
Nonperforming assets as a percent of total assets	0.02%	0.06%	0.11%	0.07%	0.14%

The composition of impaired loans at December 31, is as follows:

	2016	2015	2014	2013	2012
Residential real estate, multi-family	$198	$916	$962	$1,199	$766
Home equity	—	90	92	94	96
Commercial real estate	3,149	1,678	4,318	4,520	2,281
Construction and land development	94	98	103	608	1,500
Commercial and industrial	389	443	852	1,367	1,282

Total impaired loans	$3,830	$3,225	$6,327	$7,788	$5,925

At December 31, 2016, 2015, 2014, 2013, and 2012, impaired loans had specific reserves of $173,000, $250,000, $904,000, $1,019,000, and $1,732,000 respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $229,730,000, $185,299,000, $143,696,000, $109,301,000, and $26,786,000 at December 31, 2016, 2015, 2014, 2013, and 2012, respectively. The Company had no loans held for sale at December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and $9,378,000 at December 31, 2012.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $1,629,000 at December 31, 2016, $1,305,000 at December 31, 2015, $941,000 at December 31, 2014, $703,000 for December 31, 2013, and $137,000 for December 31, 2012.

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

Nonaccrual loans decreased during 2016, primarily as a result of a decrease in home equity and residential real estate nonperforming loans. Nonaccrual loans decreased during 2015 primarily due to the sale and partial charge-off of the property securing a large commercial real estate loan subsequent to foreclosure. Nonaccrual loans increased during 2014 primarily as a result of a large commercial real estate loan. Nonaccrual loans decreased during 2013 primarily as a result of a charge-off of a construction loan and a decrease in residential real estate nonperforming loans.

The Company continues to monitor closely $35,583,000 and $11,203,000 at December 31, 2016 and 2015, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2016, although such values may fluctuate with changes in the economy and the real estate market. The increase is primarily attributable to one loan relationship secured by real estate.

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

Year Ended December 31,	2016	2015	2014	2013	2012
(dollars in thousands)
Year-end loans outstanding (net of unearned discount and deferred loan fees)	$1,923,933	$1,731,536	$1,331,366	$1,264,763	$1,111,788

Average loans outstanding (net of unearned discount and deferred loan fees)	$1,838,136	$1,507,546	$1,307,888	$1,184,912	$1,036,296

Balance of allowance for loan losses at the beginning of year	$23,075	$22,318	$20,941	$19,197	$16,574

Loans charged-off:
Commercial and industrial	—	—	333	234	1,253
Construction	—	172	500	1,000	—
Commercial real estate	—	298	—	—	—
Residential real estate	27	—	24	—	351
Consumer	362	311	525	579	697

Total loans charged-off	389	781	1,382	1,813	2,301

Recovery of loans previously charged-off:
Commercial and industrial	132	212	201	389	307
Construction	—	780	—	—	—
Real estate	6	91	117	31	45
Consumer	296	255	391	427	422

Total recoveries of loans previously charged-off:	434	1,338	709	847	774

Net loan (recoveries) charge-offs	(45)	(557)	673	966	1,527
Provision charged to operating expense	1,375	200	2,050	2,710	4,150
Reclassification to other liabilities	(89)	—	—	—	—

Balance at end of year	$24,406	$23,075	$22,318	$20,941	$19,197

Ratio of net (recoveries) charge-offs during the year to average loans outstanding	0.00%	(0.04)%	0.05%	0.08%	0.15%

Ratio of allowance for loan losses to loans outstanding	1.27%	1.33%	1.68%	1.66%	1.73%

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs declined in 2013, 2014, 2015 and 2016 as a result of the overall decrease in the level of nonaccrual loans. The dollar amount of the allowance for loan losses increased primarily as a result of a lower level of charge-off activity combined with changes in the portfolio composition and related methodology enhancements to address these changes.

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

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)
Credit Rating:
Aaa-Aa3	$334,674	$66,245	$6,596	$407,515
A1-A3	188,777	33,365	129,423	351,565
Baa1-Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)
Credit Rating:
Aaa-Aa3	$234,733	$63,865	$7,547	$306,145
A1-A3	140,419	7,400	130,872	278,691
Baa1-Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

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

	2016		2015		2014		2013		2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Construction and land development	$1,012	0.8%	$2,041	1.6%	$1,592	1.7%	$2,174	2.6%	$3,041	3.5%
Commercial and industrial	6,972	31.8%	5,899	26.1%	4,757	11.2%	2,617	6.1%	3,118	8.0%
Municipal	1,612	7.1%	994	4.9%	1,488	3.1%	655	2.6%	24	0.1%
Commercial real estate	11,135	36.2%	10,589	41.7%	11,199	52.3%	10,935	55.0%	9,041	51.7%
Residential real estate	1,698	12.5%	1,320	14.7%	776	19.3%	2,006	22.6%	1,994	25.3%
Consumer and other	582	0.6%	644	0.7%	810	1.0%	432	0.8%	333	0.7%
Home equity	1,102	11.0%	1,077	10.3%	599	11.4%	959	10.3%	886	10.7%
Unallocated	293		511		1,097		1,163		760

Total	$24,406	100.0%	$23,075	100.0%	$22,318	100.0%	$20,941	100.0%	$19,197	100.0%

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Demand Deposits	$609,159	17.8%	$518,161	17.2%	$481,035	16.8%
Savings and Interest Checking	1,322,714	38.6%	1,139,449	37.8%	1,096,303	38.2%
Money Market	1,041,404	30.4%	951,197	31.5%	920,485	32.1%
Time Certificates of Deposit	452,562	13.2%	408,711	13.5%	372,699	12.9%

Total	$3,425,839	100.0%	$3,017,518	100.0%	$2,870,522	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

	2016	2015
(dollars in thousands)
Three months or less	$84,522	$106,268
Three months through six months	42,736	86,015
Six months through twelve months	85,476	63,409
Over twelve months	153,243	99,108

Total	$365,977	$354,800

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $293,000,000, a decrease of $75,000,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2016, was approximately $239,163,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, including related interest rates and other information.

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

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $182,280,000, a decrease of $15,570,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including related interest rates and other information.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 7.3% in 2016 to $86,999,000, compared with $81,099,000 in 2015. The increase in net interest income for 2016 was mainly due to a 10.3% increase in the average balances of earning assets, combined with a similar increase in deposits. The increase in net interest income for 2015 was mainly due to an 8.3% increase in the average balances of earning assets, combined with a similar increase in deposits. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.12% in 2016 from 2.18% in 2015 and decreased from 2.22% in 2014. The decrease in the net interest margin, for 2016 and 2015, was primarily the result of a decrease in rates on earning assets. This is primarily as a result of originating larger loans to borrowers with high credit quality, some of which are at variable rates. The Company collected approximately $416,000, $945,000 and $693,000 respectively, of prepayment penalties, which are included in interest income on loans, for 2016, 2015, and 2014, respectively.

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

	2016			2015			2014
Year Ended December 31,	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
(dollars in thousands)
ASSETS
Interest-earning assets:
Loans(2)
Taxable	$866,180	$34,324	3.96%	$783,451	$32,136	4.10%	$757,088	$32,198	4.25%
Tax-exempt	971,956	35,943	3.70%	724,095	30,862	4.26%	550,800	27,798	5.05%
Securities available-for-sale:(3)
Taxable	349,023	3,969	1.14%	334,249	2,558	0.77%	445,656	2,883	0.65%
Tax-exempt	149,631	1,465	0.98%	120,389	853	0.71%	55,272	428	0.77%
Securities held-to-maturity:
Taxable	1,533,032	32,679	2.13%	1,603,530	34,388	2.14%	1,499,995	31,745	2.12%
Interest-bearing deposits in other banks	235,339	1,236	0.53%	157,765	436	0.28%	129,472	352	0.27%

Total interest-earning assets	4,105,161	109,616	2.67%	3,723,479	101,233	2.72%	3,438,283	95,404	2.77%
Noninterest-earning assets	210,203			191,700			166,792
Allowance for loan losses	(23,872)			(22,559)			(21,876)

Total assets	$4,291,492			$3,892,620			$3,583,199

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:
NOW accounts	$904,892	$2,311	0.26%	$794,293	$1,798	0.23%	$762,280	$1,677	0.22%
Savings accounts	417,822	1,709	0.41%	345,156	1,019	0.30%	334,023	862	0.26%
Money market accounts	1,041,404	3,542	0.34%	951,197	3,038	0.32%	920,485	2,715	0.29%
Time deposits	452,562	5,706	1.26%	408,711	4,887	1.20%	372,699	4,421	1.19%

Total interest-bearing deposits	2,816,680	13,268	0.47%	2,499,357	10,742	0.43%	2,389,487	9,675	0.40%
Securities sold under agreements to repurchase	222,956	472	0.21%	245,276	487	0.20%	216,937	391	0.18%
Other borrowed funds and subordinated debentures	357,974	8,877	2.48%	374,108	8,905	2.38%	271,710	9,070	3.34%

Total interest-bearing liabilities	3,397,610	22,617	0.67%	3,118,741	20,134	0.65%	2,878,134	19,136	0.66%
Noninterest-bearing liabilities
Demand deposits	609,159			518,161			481,035
Other liabilities	57,602			51,247			35,033

Total liabilities	4,064,371			3,688,149			3,394,202

Stockholders’ equity	227,121			204,471			188,997
Total liabilities and stockholders’ equity	$4,291,492			$3,892,620			$3,583,199

Net interest income on a fully taxable equivalent basis		$86,999			$81,099			$76,268

Less taxable equivalent adjustment		(12,917)			(11,140)			(10,033)

Net interest income		$74,082			$69,959			$66,235

Net interest spread			2.00%			2.07%			2.11%

Net interest margin			2.12%			2.18%			2.22%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	At amortized cost.

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

	2016 Compared with 2015			2015 Compared with 2014
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest income:
Loans
Taxable	$3,306	$(1,118)	$2,188	$1,101	$(1,163)	$(62)
Tax-exempt	9,556	(4,475)	5,081	7,836	(4,772)	3,064
Securities available-for-sale:
Taxable	118	1,293	1,411	(797)	472	(325)
Tax-exempt	238	374	612	464	(39)	425
Securities held-to-maturity:
Taxable	(1,504)	(205)	(1,709)	2,216	427	2,643
Interest-bearing deposits in other banks	283	517	800	78	6	84

Total interest income	11,997	(3,614)	8,383	10,898	(5,069)	5,829

Interest expense:
Deposits:
NOW accounts	267	246	513	72	49	121
Savings accounts	244	446	690	30	127	157
Money market accounts	299	205	504	93	230	323
Time deposits	543	276	819	430	36	466

Total interest-bearing deposits	1,353	1,173	2,526	625	442	1,067
Securities sold under agreements to repurchase	(46)	31	(15)	54	42	96
Other borrowed funds and subordinated debentures	(392)	364	(28)	2,861	(3,026)	(165)

Total interest expense	915	1,568	2,483	3,540	(2,542)	998

Change in net interest income	$11,082	$(5,182)	$5,900	$7,358	$(2,527)	$4,831

Average earning assets were $4,105,161,000 in 2016, an increase of $381,682,000 or 10.3% from the average in 2015, which was 8.3% higher than the average in 2014. Total average securities, including securities available-for-sale and securities held-to-maturity, were $2,031,686,000, a decrease of 1.3% from the average in 2015. The decrease in securities volume was mainly attributable to a decrease in taxable securities. An increase in short term rates resulted in slightly higher securities income, which increased 0.8% to $38,113,000 on a fully tax equivalent basis. Total average loans increased 21.9% to $1,838,136,000 after increasing $199,658,000 in 2015. The primary reason for the increase in loans was due in large part to an increase in tax-exempt lending as well as residential second mortgage lending. The increase in loan volume resulted in higher loan income. Loan

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

income increased by 11.5% or $7,269,000 to $70,267,000. Total loan income was $59,996,000 in 2014. Prepayment penalties collected were $416,000, $945,000, and $693,000 for 2016, 2015, and 2014, respectively.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 13.5%, or $408,321,000, in 2016 after increasing by 5.1%, or $146,996,000, in 2015. Deposits increased in 2016, primarily as a result of increases in demand deposits, savings, money market, NOW accounts, and time deposits. Deposits increased in 2015, primarily as a result of increases in demand deposits, savings, money market, NOW accounts, and time deposits. Borrowed funds and subordinated debentures decreased by 6.2% in 2016, following an increase of 26.8% in 2015. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB decreased by approximately $16,134,000, and average retail repurchase agreements decreased by $22,320,000 in 2016. Interest expense totaled $22,617,000 in 2016, an increase of $2,483,000, or 12.3%, from 2015 when interest expense increased 5.2% from 2014. The increase in interest expense, for 2016, is primarily due to increases in the average balances of deposits offset, somewhat by a decrease in borrowed funds. The increase in interest expense, for 2015, is primarily due to increases in the average balances of deposits and borrowed funds.

Provision for Loan Losses

The provision for loan losses was $1,375,000 in 2016, compared with $200,000 in 2015 and $2,050,000 in 2014. These provisions are the result of management’s evaluation of the amounts and credit quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses increased during 2016, primarily as a result of an increase in loan balances. The provision for loan losses decreased during 2015, primarily as a result of changes in the portfolio composition, related methodology enhancements to address these changes, as well as net recoveries being realized during the year. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing risk profile of the Company’s new loan originations and related methodology enhancements to address these changes.

The allowance for loan losses was $24,406,000 at December 31, 2016, compared with $23,075,000 at December 31, 2015. Expressed as a percentage of outstanding loans at year-end, the allowance was 1.27% in 2016 and 1.33% in 2015. The allowance for loan losses increased primarily as a result of an increase in loan balances. The ratio of allowance for loan losses as a percentage of outstanding loans at year-end decreased primarily as a result of changes in portfolio composition and lower historical loss rates.

Nonperforming loans, which include all non-accruing loans, totaled $1,084,000 on December 31, 2016, compared with $2,336,000 on December 31, 2015. Nonperforming loans decreased primarily as a result of a decrease in consumer mortgage nonperforming loans.

Other Operating Income

During 2016, the Company continued to experience strong results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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

Total other operating income in 2016 was $16,222,000, an increase of $229,000, or 1.4%, compared to 2015. This increase followed an increase of $722,000, or 4.7%, in 2015, compared to 2014. Included in other operating income are net gains on sales of securities of $64,000, $594,000 and $450,000 in 2016, 2015 and 2014, respectively. Also included in other operating income are net gains on sales of mortgage loans of $1,331,000, $1,034,000 and $757,000 in 2016, 2015 and 2014, respectively. Service charge income, which continues to be a major source of other operating income, totaling $7,907,000 in 2016, increased $175,000 compared to 2015. This followed a decrease of $331,000 in 2015 compared to 2014. The increase in fees, in 2016, was mainly attributable to an increase in fees collected from processing activities and debit card fees; this was offset somewhat by a decrease in overdraft fees. The decrease in fees, in 2015, was mainly attributable to a decrease in overdraft fees and fees collected from processing activities; this was offset somewhat by an increase in debit card fees. Lockbox revenues totaled $3,164,000, down $47,000 in 2016 following an increase of $112,000 in 2015. Other income totaled $3,441,000, up $399,000 in 2016 following an increase of $442,000 in 2015. The increase in 2016 was primarily the result of increases in wealth management fees, merchant and charge card sales royalties, and cash surrender values of life insurance policies. The increase in 2015 was primarily the result of increases in merchant and charge card sales royalties.

Operating Expenses

Total operating expenses were $64,757,000 in 2016, compared to $62,198,000 in 2015 and $56,730,000 in 2014.

Salaries and employee benefits expenses increased by $1,452,000 or 3.8% in 2016, after increasing by 10.0% in 2015. The increase in 2016 was mainly attributable to merit increases in salaries, bonus accruals, pension costs and health insurance costs. The increase in 2015 was mainly attributable to increases in staff levels, merit increases in salaries, pension costs and health insurance costs.

Occupancy expense increased by $31,000, or 0.5%, in 2016, following an increase of $613,000, or 11.1%, in 2015. The increase in 2016 was primarily attributable to an increase in rent expense. The increase in 2015 was primarily attributable to an increase in rent expense, depreciation expense and building maintenance associated with branch expansion.

Equipment expense increased by $219,000, or 8.3%, in 2016, following an increase of $297,000, or 12.8%, in 2015. The increase in 2016 was primarily attributable to an increase in depreciation expense. The increase in 2015 was primarily attributable to an increase in depreciation expense associated with branch expansion.

FDIC assessments decreased by $250,000, or 11.6%, in 2016, following an increase of $182,000, or 9.2%, in 2015. FDIC assessments decreased in 2016 mainly as a result of a decrease in the assessment rate. FDIC assessments increased in 2015 mainly as a result of deposit growth.

Other operating expenses increased by $1,107,000 in 2016, which followed an $876,000 increase in 2015. The increase in 2016 was primarily attributable to an increase in marketing expenses, telephone expenses, software maintenance costs, contributions, and postage expenses. The increase in 2015 was primarily attributable to an increase in bank security, software maintenance costs, and legal expenses.

Provision for Income Taxes

Income tax expense was ($362,000) in 2016, $533,000 in 2015, and $866,000 in 2014. The effective tax rate was (1.5%) in 2016, 2.3% in 2015 and 3.8% in 2014. The decrease in the effective tax rate for 2016 and 2015 was mainly attributable to an increase in tax-exempt interest income as a percentage of taxable income. The federal tax rate was 34% in 2016, 2015 and 2014.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)
+400	(9.0)
+300	(6.4)
+200	(4.7)
+100	(2.1)
–100	0.8
–200	(0.4)

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

The changes in the table above are within the Company’s policy parameters.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest rate risk.

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that includes cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $239,334,000 on December 31, 2016, compared with $223,957,000 on December 31, 2015. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $240,041,000 at December 31, 2016, compared with $214,544,000 at December 31, 2015. The Company’s equity increased primarily as a result of earnings and a decrease on other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased primarily as a result of a decrease in unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. This was offset, somewhat, by an increase in unrealized losses on securities available-for-sale.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the recently implemented Basel III regulatory capital framework:

	Minimum Capital Ratios	Bank	Company
Leverage ratios	4.00%	6.02%	6.28%
Common equity tier 1 risk weighted capital ratios	4.50%	11.25%	10.41%
Tier 1 risk weighted capital ratios	6.00%	11.25%	11.70%
Total risk weighted capital ratios	8.00%	12.27%	12.72%

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2016.

Contractual Obligations and Commitments by Maturity (dollars in thousands)

	Payments Due — By Period
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB advances	$293,000	$77,500	$112,500	$58,000	$45,000
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	40,331	3,488	6,951	7,270	22,622
Lease obligations	12,313	2,408	4,276	3,103	2,526
Customer repurchase agreements	182,280	182,280	—	—	—

Total contractual cash obligations	$564,007	$265,676	$123,727	$68,373	$106,231

	Amount of Commitment Expiring — By Period
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Lines of credit	$362,357	$22,348	$125,912	$5,698	$208,399
Standby and commercial letters of credit	6,796	6,209	320	106	161
Other commitments	88,150	18,091	1,050	2,534	66,475

Total commitments	$457,303	$46,648	$127,282	$8,338	$275,035

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

Contract or Notional Amount	2016	2015
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$13,877	$5,638
Standby and commercial letters of credit	6,796	4,936
Unused lines of credit	362,357	320,874
Unadvanced portions of construction loans	22,049	11,589
Unadvanced portions of other loans	52,224	41,717

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $44,000 and $51,000 for 2016 and 2015, respectively.

Recent Accounting Developments

See Note 1 to the Notes to Consolidated Financial Statements for details of recent accounting developments and their expected impact on the Company’s financial statements.

Consolidated Balance Sheets

December 31,	2016	2015
(dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$62,400	$52,877
Federal funds sold and interest-bearing deposits in other banks	173,751	167,847

Total cash and cash equivalents	236,151	220,724
Short-term investments	3,183	3,233
Securities available-for-sale, amortized cost $500,220 in 2016 and $404,977 in 2015 (Notes 3, 9 and 11)	499,297	404,623
Securities held-to-maturity, fair value $1,635,808 in 2016 and $1,438,960 in 2015 (Notes 4 and 11)	1,653,986	1,438,903
Federal Home Loan Bank of Boston, stock at cost	21,042	28,807
Loans, net (Note 5)	1,923,933	1,731,536
Less: allowance for loan losses (Note 6)	24,406	23,075

Net loans	1,899,527	1,708,461
Bank premises and equipment (Note 7)	23,417	24,106
Accrued interest receivable	9,645	8,002
Other assets (Notes 5, 8 and 16)	116,360	110,582

Total assets	$4,462,608	$3,947,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$689,286	$541,955
Savings and NOW deposits	1,304,394	1,070,585
Money market accounts	1,181,179	989,094
Time deposits (Note 10)	478,359	473,426

Total deposits	3,653,218	3,075,060
Securities sold under agreements to repurchase (Note 11)	182,280	197,850
Other borrowed funds (Note 12)	293,000	368,000
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	57,986	55,904

Total liabilities	4,222,567	3,732,897
Commitments and contingencies (Notes 7, 18 and 19)
Stockholders’ equity (Note 15):
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares in 2016 and 2015	3,601	3,601
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 shares in 2016 and 2015	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	243,565	221,232

	261,425	239,092
Unrealized losses on securities available-for-sale, net of taxes	(567)	(246)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(4,084)	(6,896)
Pension liability, net of taxes	(16,733)	(17,406)

Total accumulated other comprehensive loss, net of taxes (Notes 3, 13 and 15)	(21,384)	(24,548)

Total stockholders’ equity	240,041	214,544

Total liabilities and stockholders’ equity	$4,462,608	$3,947,441

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

Year Ended December 31,	2016	2015	2014
(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$34,324	$32,136	$32,198
Loans, non-taxable	23,440	19,992	17,910
Securities available-for-sale, taxable	3,003	1,900	2,601
Securities available-for-sale, non-taxable	1,051	583	282
Federal Home Loan Bank of Boston dividends	966	658	283
Securities held-to-maturity	32,679	34,388	31,745
Federal funds sold, interest-bearing deposits in other banks and short-term investments	1,236	436	352

Total interest income	96,699	90,093	85,371
INTEREST EXPENSE
Savings and NOW deposits	4,020	2,817	2,539
Money market accounts	3,542	3,038	2,715
Time deposits	5,706	4,887	4,421
Securities sold under agreements to repurchase	472	487	391
Other borrowed funds and subordinated debentures	8,877	8,905	9,070

Total interest expense	22,617	20,134	19,136

Net interest income	74,082	69,959	66,235
Provision for loan losses (Note 6)	1,375	200	2,050

Net interest income after provision for loan losses	72,707	69,759	64,185
OTHER OPERATING INCOME
Service charges on deposit accounts	7,907	7,732	8,063
Lockbox fees	3,164	3,211	3,099
Brokerage commissions	315	380	302
Net gains on sales of securities	64	594	450
Gains on sales of mortgage loans	1,331	1,034	757
Other income	3,441	3,042	2,600

Total other operating income	16,222	15,993	15,271
OPERATING EXPENSES
Salaries and employee benefits (Note 17)	40,048	38,596	35,096
Occupancy	6,147	6,116	5,503
Equipment	2,845	2,626	2,329
FDIC assessments	1,902	2,152	1,970
Other (Note 20)	13,815	12,708	11,832

Total operating expenses	64,757	62,198	56,730

Income before income taxes	24,172	23,554	22,726
Provision for income taxes (Note 16)	(362)	533	866

Net income	$24,534	$23,021	$21,860

SHARE DATA (Note 14)
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,600,729	3,591,732
Class B	1,967,180	1,967,180	1,969,030
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,562,209
Class B	1,967,180	1,967,180	1,969,030
Basic earnings per share
Class A	$5.35	$5.02	$4.78
Class B	$2.68	$2.51	$2.39
Diluted earnings per share
Class A	$4.41	$4.13	$3.93
Class B	$2.68	$2.51	$2.39

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2016	2015	2014
(dollars in thousands)
NET INCOME	$24,534	$23,021	$21,860
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(289)	38	1,401
Less: reclassification adjustment for gains included in net income	(32)	(361)	(279)

Total unrealized gains (losses) on securities	(321)	(323)	1,122
Accretion of net unrealized losses transferred during period	2,812	3,583	3,188
Defined benefit pension plans:
Pension liability adjustment:
Net (loss) gain	(297)	(2,890)	(8,544)
Amortization of prior service cost and loss included in net periodic benefit cost	970	853	226

Total pension liability adjustment	673	(2,037)	(8,318)
Other comprehensive (loss) income	3,164	1,223	(4,008)

Comprehensive income (loss)	$27,698	$24,244	$17,852

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2013	$3,580	$1,976	$11,932	$180,747	$(21,763)	$176,472
Net income	—	—	—	21,860	—	21,860
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $756 in taxes and $450 in realized net gains	—	—	—	—	1,122	1,122
Accretion of net unrealized losses transferred during the period, net of $2,004 in taxes	—	—	—	—	3,188	3,188
Pension liability adjustment, net of $5,532 in taxes	—	—	—	—	(8,318)	(8,318)
Conversion of Class B Common Stock to Class A Common Stock, 9,000 shares	9	(9)	—	—	—	—
Stock options exercised, 11,325 shares	12	—	349	—	—	361
Cashless stock options exercised, 7,700 shares	—	—	11	—	—	11
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,723)	—	(1,723)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(473)	—	(473)

BALANCE, DECEMBER 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500
Net income	—	—	—	23,021	—	23,021
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $211 in taxes and $594 in realized net gains	—	—	—	—	(323)	(323)
Accretion of net unrealized losses transferred during the period, net of $1,919 in taxes	—	—	—	—	3,583	3,583
Pension liability adjustment, net of $1,357 in taxes	—	—	—	—	(2,037)	(2,037)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,728)	—	(1,728)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(472)	—	(472)

BALANCE, DECEMBER 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544
Net income	—	—	—	24,534	—	24,534
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $248 in taxes and $52 in realized net gains	—	—	—	—	(321)	(321)
Accretion of net unrealized losses transferred during the period, net of $1,505 in taxes	—	—	—	—	2,812	2,812
Pension liability adjustment, net of $448 in taxes	—	—	—	—	673	673
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,729)	—	(1,729)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(472)	—	(472)

BALANCE, DECEMBER 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

Year Ended December 31,	2016	2015	2014
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,534	$23,021	$21,860
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of portfolio loans	(1,331)	(1,034)	(757)
Gain on sale of fixed assets	—	—	(5)
Net gains on sales of securities	(64)	(594)	(450)
Provision for loan losses	1,375	200	2,050
Deferred tax benefit	(4,676)	(3,259)	(3,613)
Net depreciation and amortization	3,561	3,296	2,937
(Increase) decrease in accrued interest receivable	(1,643)	(1,761)	298
Gain on sales of other real estate owned	—	(57)	(60)
Increase in other assets	(2,953)	(10,862)	(2,849)
Increase in other liabilities	3,203	2,103	2,976

Net cash provided by operating activities	22,006	11,053	22,387
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	3,233	—	4,617
Purchase of short-term investments	(3,183)	(1,102)	(2,131)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	10,381	891	680
Purchase of Federal Home Loan Bank of Boston stock	(2,616)	(4,782)	(7,524)
Proceeds from calls/maturities of securities available-for-sale	277,657	206,109	153,832
Proceeds from sales of securities available-for-sale	2,376	47,853	40,285
Purchase of securities available-for-sale	(375,608)	(210,302)	(176,224)
Proceeds from calls/maturities of securities held-to-maturity	416,599	414,786	267,486
Proceeds from sales of securities held-to-maturity	192	3,698	—
Purchase of securities held-to-maturity	(627,670)	(444,969)	(181,411)
Proceeds from sales of portfolio loans	74,668	66,600	44,501
Net increase in loans	(265,732)	(467,048)	(111,528)
Proceeds from sales of other real estate owned	—	1,973	615
Proceeds from sales of fixed assets	—	—	5
Capital expenditures	(2,263)	(2,652)	(3,104)

Net cash (used in) provided by investing activities	(491,966)	(388,945)	30,099
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposit accounts	4,933	90,281	921
Net increase in demand, savings, money market and NOW deposits	573,225	247,188	20,831
Net proceeds from the exercise of stock options	—	—	361
Cash dividends	(2,201)	(2,200)	(2,196)
Net decrease in securities sold under agreements to repurchase	(15,570)	(14,510)	(2,080)
Net (decrease) increase in other borrowed funds	(75,000)	(27,500)	140,356

Net cash provided by financing activities	485,387	293,259	158,193

Net increase (decrease) in cash and cash equivalents	15,427	(84,633)	210,679
Cash and cash equivalents at beginning of year	220,724	305,357	94,678

Cash and cash equivalents at end of year	$236,151	$220,724	$305,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$22,668	$19,979	$19,168
Income taxes	3,730	4,300	4,493
Change in unrealized losses on securities available-for-sale, net of taxes	$(321)	$(323)	$1,122
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	2,812	3,583	3,188
Pension liability adjustment, net of taxes	673	(2,037)	(8,318)
Transfer of loans to other real estate owned	—	1,916	555

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

FAIR VALUE MEASUREMENTS

The Company follows FASB ASC 820-10, Fair Value Measurements and Disclosures, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. ASC 820-10 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels of the hierarchy are as follows:

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

SHORT-TERM INVESTMENTS

As of December 31, 2016 and 2015, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2016, no impairment has been recognized.

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

The Bank measures impairment for impaired loans at either the fair value of the loan, the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans such as residential real estate and consumer loans that are collectively evaluated for impairment and loans that are measured at fair value. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance when such an amount has been identified definitively as uncollectible. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be

Notes to Consolidated Financial Statements — (Continued)

paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Loans are charged-off when management believes that the collectibility of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectibility of the loan’s principal is not probable include the delinquency status of the loan, the fair value of the collateral, if secured, and, the financial strength of the borrower and/or guarantors. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification effective rate of interest.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may include interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on nonperforming status, prepayment fees and other loan fees. There were no new loans acquired during the year ended December 31, 2016.

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

Under ASC Topic 310, a loan is impaired, based upon current information and in management’s opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Specific allowances for loan losses entail the assignment of allowance amounts to individual loans on the basis of loan impairment. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) present value of anticipated future cash flows, (b) the loan’s observable fair market price or (c) fair value of collateral if the loan is collateral dependent. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance when such an amount has been identified definitively as uncollectible.

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

STOCK OPTION ACCOUNTING

The Company follows the fair value recognition provisions of FASB ASC 718, Compensation — Stock Compensation for all share-based payments. The Company’s method of valuation for share-based awards granted utilizes the Black-Scholes option-pricing model. The Company will recognize compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options to purchase shares of Class A common stock outstanding at December 31, 2016.

The Company uses the fair value method to account for stock options. There were no options granted during 2016 and 2015.

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

Notes to Consolidated Financial Statements — (Continued)

In January 2016, FASB issued ASU 2016-1, “Financial Instruments-Overall” (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2016.

In March 2016, the FASB issued ASU 2016-07, Investments — Equity Method and Joint Ventures (Topic 323) Simplifying the Transition to the Equity Method of Accounting. This ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU was issued as part of the FASB Simplification Initiative which intends to reduce the complexity of GAAP while improving usefulness to users. There are eight main items in this ASU that contribute to the simplification of share-based accounting. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing this ASU and has not determined the impact, if any, as of December 31, 2016.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 326) Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2016.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. This ASU was issued to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. For public entities, this ASU is effective for the fiscal years

Notes to Consolidated Financial Statements — (Continued)

beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2016.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) Interests Held through Related Parties That Are under Common Control. The amendments of this ASU affect reporting entities that are required to evaluate whether they should consolidate a Variable Interest Entity within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation — Overall, in certain situations involving entities under common control. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The amendments of this ASU was issued to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2016.

2.     Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 2016, and $0 at December 31, 2015.

3.     Securities Available-for-Sale

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Treasury	$2,000	$—	$—	$2,000	$1,999	$—	$10	$1,989
U.S. Government Sponsored Enterprises	25,000	—	48	24,952	—	—	—	—
SBA Backed Securities	57,899	14	146	57,767	5,983	8	2	5,989
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	243,703	293	671	243,325	232,967	859	300	233,526
Privately Issued Residential Mortgage-Backed Securities	1,121	2	14	1,109	1,437	10	13	1,434
Obligations Issued by States and Political Subdivisions	165,281	—	405	164,876	157,838	—	878	156,960
Other Debt Securities	5,100	18	194	4,924	4,600	3	130	4,473
Equity Securities	116	228	—	344	153	99	—	252

Total	$500,220	$555	$1,478	$499,297	$404,977	$979	$1,333	$404,623

Notes to Consolidated Financial Statements — (Continued)

Included in SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $210,780,000 and $220,482,000 at December 31, 2016 and 2015, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $53,396,000 and $20,056,000 at December 31, 2016 and 2015, respectively. The Company realized gains on sales of securities of $52,000, $289,000, and $450,000 from the proceeds of sales of available-for-sale securities of $2,376,000, $47,853,000, and $40,285,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Debt securities of U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2016.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$173,276	$173,263
After one but within five years	107,005	106,782
After five but within ten years	168,698	168,347
More than ten years	49,625	49,207
Nonmaturing	1,616	1,698

Total	$500,220	$499,297

The weighted average remaining life of investment securities available-for-sale at December 31, 2016, was 4.4 years. Included in the weighted average remaining life calculation at December 31, 2106, were $15,000,000 of US Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $301,253,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of December 31, 2016 and December 31, 2015, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the Obligations Issued by States and Political Subdivisions, Privately Issued Residential Mortgage-Backed Securities and Other Debt Securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 and December 31, 2015.

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

Notes to Consolidated Financial Statements — (Continued)

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2016. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 49 and 15 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 270 holdings at December 31, 2016.

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	24,952	48	—	—	24,952	48
SBA Backed Securities	52,346	145	951	1	53,297	146
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	135,612	485	31,504	186	167,116	671
Privately Issued Residential Mortgage-Backed Securities	—	—	757	14	757	14
Obligations Issued by States and Political Subdivisions	—	—	4,298	405	4,298	405
Other Debt Securities	453	47	1,553	147	2,006	194

Total temporarily impaired securities	$213,363	$725	$39,063	$753	$252,426	$1,478

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

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$1,989	$10	$—	$—	$1,989	$10
SBA Backed Securities	1,031	2	—	—	1,031	2
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	26,519	52	49,341	248	75,860	300
Privately Issued Residential Mortgage-Backed Securities	—	—	490	13	490	13
Obligations Issued by States and Political Subdivisions	—	—	3,820	878	3,820	878
Other Debt Securities	497	3	1,373	127	1,870	130

Total temporarily impaired securities	$30,036	$67	$55,024	$1,266	$85,060	$1,333

Notes to Consolidated Financial Statements — (Continued)

4.     Investment Securities Held-to-Maturity

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Government Sponsored Enterprises	$148,326	$1,066	$527	$148,865	$186,734	$2,234	$141	$188,827
SBA Backed Securities	46,140	—	1,088	45,052	—	—	—	—
U.S. Government Sponsored Enterprises Mortgage-Backed Securities	1,459,520	4,948	22,577	1,441,891	1,252,169	7,547	9,583	1,250,133

Total	$1,653,986	$6,014	$24,192	$1,635,808	$1,438,903	$9,781	$9,724	$1,438,960

Included in U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprise Mortgage-Backed Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,147,207,000 and $1,004,743,000 at December 31, 2016, and 2015, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $424,353,000 and $432,965,000 at December 31, 2016, and 2015, respectively. The Company realized gains of sales of securities of $12,000 from the proceeds of sales of held-to-maturity securities of $192,000 for the year ending December 31, 2016. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. The Company realized gains on sales of securities of $305,000 from the proceeds of sales of held-to-maturity securities of $3,698,000 for the year ending December 31, 2015. There were no sales of held-to-maturity securities for the year ending December 31, 2014.

At December 31, 2016 and 2015, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2016.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$22,802	$22,911
After one but within five years	1,122,678	1,114,481
After five but within ten years	500,355	490,546
More than ten years	8,151	7,870

Total	$1,653,986	$1,635,808

The weighted average remaining life of investment securities held-to-maturity at December 31, 2016, was 4.5 years. Included in the weighted average remaining life calculation at December 31, 2016, were $59,745,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $188,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2016 and December 31, 2015, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016 and December 31, 2015.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2016. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 194 and 16 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 375 holdings at December 31, 2016.

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprises	$59,219	$527	$—	$—	$59,219	$527
SBA Backed Securities	45,052	1,088	—	—	45,052	1,088
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	1,008,960	20,725	58,535	1,852	1,067,495	22,577

Total temporarily impaired securities	$1,113,231	$22,340	$58,535	$1,852	$1,171,766	$24,192

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

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2016	2015
(dollars in thousands)
Construction and land development	$14,928	$27,421
Commercial and industrial	612,503	452,235
Municipal	135,418	85,685
Commercial real estate	696,173	721,506
Residential real estate	241,357	255,346
Consumer	11,013	10,744
Home equity	211,857	178,020
Overdrafts	684	579

Total	$1,923,933	$1,731,536

At December 31, 2016, and December 31, 2015, loans were carried net of discounts of $313,000 and $360,000, respectively. Net deferred fees included in loans at December 31, 2016, and December 31, 2015, were $641,000 and $988,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $229,730,000 and $185,299,000 at December 31, 2016, and December 31, 2015, respectively. The Company had no residential real estate loans held for sale at December 31, 2016 and December 31, 2015. The Company’s mortgage servicing rights totaled $1,629,000 and $1,305,000 at December 31, 2016 and December 31, 2015, respectively.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2016 and 2015, the Company’s recorded investment in impaired loans was $3,830,000 and $3,225,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2016, there were $3,105,000 of impaired loans with a specific reserve of $173,000. At December 31, 2015, there were $3,051,000 of impaired loans with specific reserves of $250,000.

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

The composition of nonaccrual loans and impaired loans is as follows:

December 31,	2016	2015	2014
(dollars in thousands)
Loans on nonaccrual	$1,084	$2,336	$4,146
Loans 90 days past due and still accruing	—	—	—
Impaired loans on nonaccrual included above	304	332	3,031
Total recorded investment in impaired loans	3,830	3,225	6,327
Average recorded investment of impaired loans	3,661	4,490	7,434
Accruing troubled debt restructures	3,526	2,893	3,296
Interest income not recorded on nonaccrual loans according to their original terms	37	91	123
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	140	104	144

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2016.

Balance at December 31, 2015	Additions	Repayments and Deletions	Balance at December 31, 2016
(dollars in thousands)
$5,010	$6,778	$806	$10,982

6.     Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Notes to Consolidated Financial Statements — (Continued)

An analysis of the allowance for loan losses for each of the three years ending December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
(dollars in thousands)
Allowance for loan losses, beginning of year	$23,075	$22,318	$20,941
Loans charged-off	(389)	(781)	(1,382)
Recoveries on loans previously charged-off	434	1,338	709

Net recoveries (charge-offs)	45	557	(673)
Provision charged to expense	1,375	200	2,050
Reclassification to other liabilities*	(89)	—	—

Allowance for loan losses, end of year	$24,406	$23,075	$22,318

*	The reclassification relates to allowance for loan losses allocations on unused commitments that have been reclassified to other liabilities.

Further information pertaining to the allowance for loan losses at December 31, 2016 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2015	$2,041	$5,899	$994	$10,589	$1,320	$644	$1,077	$511	$23,075
Charge-offs	—	—	—	—	—	(362)	(27)	—	(389)
Recoveries	—	132	—	—	6	296	—	—	434
Reclassification to other liabilities	(5)	(25)	—	(9)	(3)	(3)	(44)	—	(89)
Provision	(1,024)	966	618	555	375	7	96	(218)	1,375

Ending balance at December 31, 2016	$1,012	$6,972	$1,612	$11,135	$1,698	$582	$1,102	$293	$24,406

Amount of allowance for loan losses for loans deemed to be impaired	$3	$23	$—	$140	$7	$—	$—	$—	$173
Amount of allowance for loan losses for loans not deemed to be impaired	$1,009	$6,949	$1,612	$10,995	$1,691	$582	$1,102	$293	$24,233
Loans:
Ending balance	$14,928	$612,503	$135,418	$696,173	$241,357	$11,697	$211,857	$—	$1,923,933
Loans deemed to be impaired	$94	$389	$—	$3,149	$198	$—	$—	$—	$3,830
Loans not deemed to be impaired	$14,834	$612,114	$135,418	$693,024	$241,159	$11,697	$211,857	$—	$1,920,103

Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses at December 31, 2015 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2014	$1,592	$4,757	$1,488	$11,199	$776	$810	$599	$1,097	$22,318
Charge-offs	—	(172)	—	(298)	—	(311)	—	—	(781)
Recoveries	780	212	—	84	7	255	—	—	1,338
Provision	(331)	1,102	(494)	(396)	537	(110)	478	(586)	200

Ending balance at December 31, 2015	$2,041	$5,899	$994	$10,589	$1,320	$644	$1,077	$511	$23,075

Amount of allowance for loan losses for loans deemed to be impaired	$10	$19	$—	$99	$32	$—	$90	$—	$250
Amount of allowance for loan losses for loans not deemed to be impaired	$2,031	$5,880	$994	$10,490	$1,288	$644	$987	$511	$22,825
Loans:
Ending balance	$27,421	$452,235	$85,685	$721,506	$255,346	$11,323	$178,020	$—	$1,731,536
Loans deemed to be impaired	$98	$443	$—	$1,678	$916	$—	$90	$—	$3,225
Loans not deemed to be impaired	$27,323	$451,792	$85,685	$719,828	$254,430	$11,323	$177,930	$—	$1,728,311

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2016.

Loans rated 5 (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2016.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2016, and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2016.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$14,834	$612,114	$135,418	$661,271
4 (Monitor)	—	—	—	31,753
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	94	389	—	3,149

Total	$14,928	$612,503	$135,418	$696,173

The Company has increased its exposure to larger loans to large institutions with publicly available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans.

The following table presents the Company’s loans by credit rating at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)
Credit Rating:
Aaa-Aa3	$334,674	$66,245	$6,596	$407,515
A1-A3	188,777	33,365	129,423	351,565
Baa1-Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

The following table presents the Company’s loans by risk rating at December 31, 2015.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$20,281	$451,774	$85,685	$718,911
4 (Monitor)	7,042	18	—	917
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	98	443	—	1,678

Total	$27,421	$452,235	$85,685	$721,506

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by credit rating at December 31, 2015.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)
Credit Rating:
Aaa-Aa3	$234,733	$63,865	$7,547	$306,145
A1-A3	140,419	7,400	130,872	278,691
Baa1-Baa3	—	8,890	167,489	176,379
Ba2	—	4,480	—	4,480

Total	$375,152	$84,635	$305,908	$765,695

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

At December 31, 2016 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$94	$—	$94	$14,834	$14,928
Commercial and industrial	37	65	—	102	612,401	612,503
Municipal	—	—	—	—	135,418	135,418
Commercial real estate	597	150	—	747	695,426	696,173
Residential real estate	245	656	—	901	240,456	241,357
Consumer and overdrafts	—	11	—	11	11,686	11,697
Home equity	735	108	—	843	211,014	211,857

Total	$1,614	$1,084	$—	$2,698	$1,921,235	$1,923,933

At December 31, 2015 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$99	$—	$99	$27,322	$27,421
Commercial and industrial	—	60	—	60	452,175	452,235
Municipal	—	—	—	—	85,685	85,685
Commercial real estate	1,462	174	—	1,636	719,870	721,506
Residential real estate	596	1,559	—	2,155	253,191	255,346
Consumer and overdrafts	6	—	—	6	11,317	11,323
Home equity	628	444	—	1,072	176,948	178,020

Total	$2,692	$2,336	$—	$5,028	$1,726,508	$1,731,536

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

The following is information pertaining to impaired loans at December 31, 2016:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	45	232	—	53	—
Municipal	—	—	—	—	—
Commercial real estate	590	590	—	375	39
Residential real estate	90	179	—	102	7
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$725	$1,001	$—	$530	$46

With required reserve recorded:
Construction and land development	$94	$108	$3	$96	$—
Commercial and industrial	344	360	23	360	18
Municipal	—	—	—	—	—
Commercial real estate	2,559	2,665	140	2,324	71
Residential real estate	108	108	7	323	5
Consumer	—	—	—	—	—
Home equity	—	—	—	28	—

Total	$3,105	$3,241	$173	$3,131	$94

Total
Construction and land development	$94	$108	$3	$96	$—
Commercial and industrial	389	592	23	413	18
Municipal	—	—	—	—	—
Commercial real estate	3,149	3,255	140	2,699	110
Residential real estate	198	287	7	425	12
Consumer	—	—	—	—	—
Home equity	—	—	—	28	—

Total	$3,830	$4,242	$173	$3,661	$140

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2015:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	60	246	—	32	—
Municipal	—	—	—	—	—
Commercial real estate	—	—	—	151	—
Residential real estate	114	200	—	125	8
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$174	$446	$—	$308	$8

With required reserve recorded:
Construction and land development	$98	$108	$10	$101	$—
Commercial and industrial	383	399	19	626	20
Municipal	—	—	—	—	—
Commercial real estate	1,678	1,776	99	2,550	69
Residential real estate	802	802	32	814	7
Consumer	—	—	—	—	—
Home equity	90	90	90	91	—

Total	$3,051	$3,175	$250	$4,182	$96

Total
Construction and land development	$98	$108	$10	$101	$—
Commercial and industrial	443	645	19	658	20
Municipal	—	—	—	—	—
Commercial real estate	1,678	1,776	99	2,701	69
Residential real estate	916	1,002	32	939	15
Consumer	—	—	—	—	—
Home equity	90	90	90	91	—

Total	$3,225	$3,621	$250	$4,490	$104

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

There was one commercial real estate troubled debt restructuring during the year ended December 31, 2016. The pre-modification and post-modification outstanding recorded investment was $2,091,000. The loan was modified in 2016, by reducing the interest rate as well as extending the term on the loan. The financial impact for the modification was $16,000 reduction in principal payments and $5,000 reduction in interest payments for 2016.

Notes to Consolidated Financial Statements — (Continued)

There were no troubled debt restructurings occurring during the year ended December 31, 2015. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during 2015 and 2016.

7.     Bank Premises and Equipment

December 31,	2016	2015	Estimated Useful Life
(dollars in thousands)
Land	$3,478	$3,478	—
Bank premises	19,272	19,272	30-39 years
Furniture and equipment	26,271	24,131	3-10 years
Leasehold improvements	12,802	12,892	30-39 years or lease term

	61,823	59,773
Accumulated depreciation and amortization	(38,406)	(35,667)

Total	$23,417	$24,106

The Company is obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2026. Total lease expense approximated $2,834,000, $2,755,000 and $2,465,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Included in lease expense are amounts paid to a company affiliated with Marshall M. Sloane, Chairman of the Board, amounting to $424,000, $413,000, and $208,000, respectively. Rental income approximated $318,000, $314,000 and $307,000 in 2016, 2015 and 2014, respectively. Depreciation and amortization amounted to $3,099,000, $2,728,000, and $2,322,000 at December 31, 2016, 2015 and 2014 respectively.

Future minimum rental commitments for non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2016, were as follows:

Year	Amount
(dollars in thousands)
2017	$2,408
2018	2,222
2019	2,054
2020	1,777
2021	1,326
Thereafter	2,526

$12,313

8.     Goodwill and Identifiable Intangible Assets

At December 31, 2016 and 2015, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.

Notes to Consolidated Financial Statements — (Continued)

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2016 and 2015 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Mortgage Servicing Rights	Total
(dollars in thousands)
Balance at December 31, 2014	$2,714	$941	$3,655
Additions	—	626	626
Amortization Expense	—	(262)	(262)

Balance at December 31, 2015	$2,714	$1,305	$4,019
Additions	—	708	708
Amortization Expense	—	(384)	(384)

Balance at December 31, 2016	$2,714	$1,629	$4,343

9.     Fair Value Measurements

The Company follows FASB ASC 820-10, Fair Value Measurements and Disclosures, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. ASC 820-10 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels of the hierarchy are as follows:

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

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2016, are as follows:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,000	$—	$2,000	$—
U.S. Government Agency Sponsored Enterprises	24,952	—	24,952	—
SBA Backed Securities	57,767	—	57,767	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	243,325	—	243,325	—
Privately Issued Residential Mortgage-Backed Securities	1,109	—	1,109	—
Obligations Issued by States and Political Subdivisions	164,876	—	—	164,876
Other Debt Securities	4,924	—	4,924	—
Equity Securities	344	344	—	—

Total	$499,297	$344	$334,077	$164,876

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$260	$—	$—	$260

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for 2016 for the estimated credit loss amounted to ($135,000).

There were no transfers between level 1, 2 and 3 for the year ended December 31, 2016. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2016.

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2016. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$164,876	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	260	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2016 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2015	$3,820	$153,140	$37	$156,997
Purchases	—	216,646	—	216,646
Maturities/redemptions	—	(208,990)	(37)	(209,027)
Amortization	—	(218)	—	(218)
Change in fair value	478	—	—	478

Balance at December 31, 2016	$4,298	$160,578	$—	$164,876

The amortized cost of Level 3 securities was $165,281,000 with an unrealized loss of $405,000 at December 31, 2016. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

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

There were no transfers between level 1 and 2 for the year ended December 31, 2015. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2015.

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

10.     Deposits

The following is a summary of remaining maturities or re-pricing of time deposits as of December 31,

	2016	Percent	2015	Percent
(dollars in thousands)
Within one year	$262,406	55%	$315,559	67%
Over one year to two years	87,952	18%	44,838	9%
Over two years to three years	83,067	17%	49,538	10%
Over three years to five years	44,934	10%	63,491	14%

Total	$478,359	100%	$473,426	100%

Time deposits of more than $250,000 totaled $250,476,000 and $193,598,000 in 2016 and 2015, respectively.

Deposits totaling $26,191,000 and $21,970,000 were attributable to related parties at December 31, 2016 and December 31, 2015, respectively.

11.     Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2016	2015	2014
(dollars in thousands)
Amount outstanding at December 31	$182,280	$197,850	$212,360
Weighted average rate at December 31	0.21%	0.21%	0.18%
Maximum amount outstanding at any month end	$241,110	$299,890	$243,750
Daily average balance outstanding during the year	$222,956	$245,276	$216,937
Weighted average rate during the year	0.21%	0.20%	0.18%

Notes to Consolidated Financial Statements — (Continued)

Amounts outstanding at December 31, 2016, 2015 and 2014 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $183,829,000, $199,152,000, and $213,817,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2016, 2015 and 2014, respectively. The approximate fair value of the collateral at those dates was $182,074,000, $197,318,000, and $212,255,000, respectively.

12.     Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2016	2015	2014
(dollars in thousands)
Amount outstanding at December 31	$329,083	$404,083	$431,583
Weighted average rate at December 31	2.39%	2.29%	1.91%
Maximum amount outstanding at any month end	$467,083	$521,583	$431,583
Daily average balance outstanding during the year	$357,974	$374,109	$271,710
Weighted average rate during the year	2.48%	2.38%	3.34%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2016, was approximately $239,163,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	2016		2015		2014
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(dollars in thousands)
Within one year	$77,500	2.21%	$100,000	1.89%	$169,500	0.51%
Over one year to two years	$54,500	2.25%	$57,500	2.72%	$55,000	3.07%
Over two years to three years	$58,000	1.87%	$54,500	2.25%	$45,000	3.18%
Over three years to five years	$58,000	2.68%	$91,000	1.85%	$70,000	2.43%
Over five years	$45,000	2.85%	$65,000	3.23%	$56,000	3.16%

Total	$293,000	2.34%	$368,000	2.30%	$395,500	1.89%

Included in the table above are $45,000,000, $55,000,000 and $35,000,000 respectively, of FHLBB advances at December 31, 2016, 2015 and 2014, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

SUBORDINATED DEBENTURES

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 2.83% at December 31, 2016.

Notes to Consolidated Financial Statements — (Continued)

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2016 and 2015.

13.     Reclassifications Out of Accumulated Other Comprehensive Income(a)

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year ended December 31, 2016(a)	Year ended December 31, 2015(a)	Affected line item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$52	$594	Net gains on sales of investments
	(20)	(233)	Provision for income taxes

	$32	$361	Net income

Accretion of unrealized losses transferred	$(4,317)	$(5,502)	Securities held-to-maturity
	1,505	1,919	Provision for income taxes

	$(2,812)	$(3,583)	Net income

Amortization of defined benefit pension items
Prior-service costs	$(10)	$(10)	Salaries and employee benefits(b)
Actuarial gains (losses)	(1,606)	(1,411)	Salaries and employee benefits(b)

Total before tax	(1,616)	(1,421)	Income before taxes
Tax (expense) or benefit	646	568	Provision for income taxes

Net of tax	$(970)	$(853)	Net income

(a)	Amounts in parentheses indicate decreases to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 17) for additional details).

14.     Earnings per share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The only common stock equivalents for the Company are the stock options discussed below. The dilutive effect of these stock options for 2016, 2015 and 2014 was an increase of 0, 0, and 1,447 shares, respectively.

Notes to Consolidated Financial Statements — (Continued)

The following table is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,	2016	2015	2014
(in thousands except share and per share data)
BASIC EPS COMPUTATION
Numerator:
Net income, Class A	$19,270	$18,081	$17,157
Net income, Class B	5,264	4,940	4,703
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,600,729	3,591,732
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,969,030
Basic EPS, Class A	$5.35	$5.02	$4.78
Basic EPS, Class B	$2.68	$2.51	$2.39

DILUTED EPS COMPUTATION
Numerator:
Net income, Class A	$19,270	$18,081	$17,157
Net income, Class B	5,264	4,940	4,703

Total net income, for diluted EPS, Class A computation	24,534	23,021	21,860
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,600,729	3,591,732
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,969,030
Dilutive effect of Class A stock options	—	—	1,447

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,562,209
Weighted average shares outstanding, Class B	1,967,180	1,967,180	1,969,030
Diluted EPS, Class A	$4.41	$4.13	$3.93
Diluted EPS, Class B	$2.68	$2.51	$2.39

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

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the

Notes to Consolidated Financial Statements — (Continued)

Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options outstanding at December 31, 2016 and December 31, 2015.

Stock option activity under the plan is as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price	Amount	Weighted Average Exercise Price
Shares under option:
Outstanding at beginning of year	—	$—	—	$—	20,375	$31.82
Forfeited	—	—	—	—	(9,050)	31.83
Exercised	—	—	—	—	(11,325)	31.81

Outstanding at end of year	—	$—	—	$—	—	$—

Exercisable at end of year	—	$—	—	$—	—	$—

Available to be granted at end of year	233,934		233,934		233,934

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to Risk-Weighted Assets)	$293,143	12.27%	$191,081	8.00%	$238,851	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	268,737	11.25%	143,311	6.00%	191,081	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	268,737	11.25%	107,483	4.50%	155,253	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	268,737	6.02%	178,469	4.00%	223,086	5.00%
As of December 31, 2015
Total Capital (to Risk-Weighted Assets)	$278,769	12.03%	$185,320	8.00%	$231,650	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	255,694	11.04%	138,990	6.00%	185,320	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	255,694	11.04%	104,242	4.50%	150,572	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	255,964	6.48%	157,734	4.00%	197,167	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to Risk-Weighted Assets)	$305,065	12.72%	$191,904	8.00%	$239,880	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	280,659	11.70%	143,928	6.00%	191,904	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	249,753	10.41%	107,946	4.50%	155,922	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	280,659	6.28%	178,903	4.00%	223,628	5.00%
As of December 31, 2015
Total Capital (to Risk-Weighted Assets)	$291,635	12.54%	$186,021	8.00%	$232,526	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	268,560	11.55%	139,515	6.00%	186,021	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	233,560	10.04%	104,637	4.50%	151,142	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	268,560	6.79%	158,114	4.00%	197,642	5.00%

Notes to Consolidated Financial Statements — (Continued)

16.     Income Taxes

The current and deferred components of income tax (benefit) expense for the years ended December 31, are as follows:

	2016	2015	2014
(dollars in thousands)
Current expense:
Federal	$3,875	$3,393	$3,981
State	439	399	498

Total current expense	4,314	3,792	4,479

Deferred (benefit) expense:
Federal	(4,450)	(3,098)	(3,179)
State	(334)	(161)	(434)
Valuation allowance	108	—	—

Total deferred benefit	(4,676)	(3,259)	(3,613)

Provision for income taxes	$(362)	$533	$866

Income tax accounts included in other assets at December 31, are as follows:

	2016	2015
(dollars in thousands)
Currently receivable	$633	$1,217
Deferred income tax asset, net	43,129	40,157

Total	$43,762	$41,374

Differences between income tax (benefit) expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2016	2015	2014
(dollars in thousands)
Federal income tax expense at statutory rates	$8,218	$8,008	$7,727
State income tax, net of federal income tax benefit	69	157	42
Insurance income	(406)	(375)	(353)
Effect of tax-exempt interest	(8,259)	(6,915)	(6,097)
Net tax credit	(395)	(460)	(517)
Valuation allowance	108	—	—
Other	303	118	64

Total	$(362)	$533	$866

Effective tax rate	(1.50)%	2.30%	3.80%

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2016	2015
(dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$10,419	$9,852
AMT credit	10,234	7,041
Deferred compensation	9,684	8,495
Pension and SERP liability	7,658	8,714
Unrealized losses on securities transferred to held-to-maturity	3,161	4,667
Depreciation	968	673
Accrued bonus	612	508
Unrealized (gains) losses on securities available-for-sale	357	108
Charitable contributions carryforward	266	—
Acquisition premium	128	231
Nonaccrual interest	125	138
Limited partnerships	30	52
Investments write down	26	26
Other	220	173

Gross deferred income tax asset	43,888	40,678

Valuation allowance	(108)	—

Gross deferred income tax asset,net of valuation allowance	43,780	40,678

Deferred income tax liabilities:
Mortgage servicing rights	(651)	(521)

Gross deferred income tax liability	(651)	(521)

Deferred income tax asset net	$43,129	$40,157

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2016, with the exception of a $108,000 valuation allowance on a charitable contribution carryforward that has a remaining carryforward period of four years. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. The Company is in an Alternative Minimum Tax (“AMT”) credit position. The AMT credit is carried as a deferred asset and has an indefinite life. The Company’s intent is not to perpetually remain an AMT taxpayer and has potential tax planning strategies available which support the deferred AMT credit and, at this time, no valuation allowance is needed. The Company and its subsidiaries file a consolidated federal tax return. The Company is subject to federal examinations for tax years after December 31, 2013, and state examinations for the tax years after December 31, 2012.

Notes to Consolidated Financial Statements — (Continued)

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

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2017 to 2021 are $1,457,000, $1,481,000, $1,516,000, $1,671,000, and $1,863,000, respectively. The aggregate benefits expected to be paid in the five years from 2022 to 2026 are $10,650,000. The Company plans to contribute $1,000,000 to the Plan in 2017.

The fair value of plan assets and major categories as of December 31, 2016, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Collective fund	59.3%	$22,209	$4,708	$17,501	$—
Equity securities	19.7%	7,363	7,363	—	—
Mutual funds	12.3%	4,615	4,615	—	—
Hedge funds	7.4%	2,786	—	—	2,786
Short-term investments	1.3%	474	474	—	—

	100.0%	$37,447	$17,160	$17,501	$2,786

The fair value of plan assets and major categories as of December 31, 2015, is as follows:

Asset Category	Percent	Total	Level 1	Level 2	Level 3
(dollars in thousands)
Collective fund	61.20%	$20,627	$4,307	$16,320	$—
Equity securities	17.70%	5,990	5,990	—	—
Mutual funds	11.90%	4,001	4,001	—	—
Hedge funds	7.50%	2,524	—	—	2,524
Short-term investments	1.70%	575	575	—	—

	100.00%	$33,717	$14,873	$16,320	$2,524

LEVEL 1

The plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market.

Notes to Consolidated Financial Statements — (Continued)

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

The changes in Level 3 securities are shown in the table below:

Year Ended December 31,	2016	2015
(dollars in thousands)
Balance at beginning of year	$2,524	$2,360
Purchases	114	224
Redemptions	(309)	(40)
Actual return – assets still being held	457	(20)

Balance at end of year	$2,786	$2,524

There were no transfers in or out of level 3 during the year ended December 31, 2016 and 2015.

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

The benefits expected to be paid in each year from 2017 to 2021 are $2,031,000, $1,990,000, $1,964,000, $1,906,000 and $1,830,000, respectively. The aggregate benefits expected to be paid in the five years from 2022 to 2026 are $11,972,000.

Notes to Consolidated Financial Statements — (Continued)

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2016	2015	2016	2015
(dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$38,597	$40,011	$38,204	$31,989
Service cost	1,273	1,343	1,820	1,589
Interest cost	1,358	1,576	1,334	1,365
Actuarial (gain)/loss	2,593	(3,424)	(1,653)	4,304
Benefits paid	(1,566)	(909)	(1,095)	(1,043)

Projected benefit obligation at end of year	$42,255	$38,597	$38,610	$38,204

Change in plan assets
Fair value of plan assets at beginning of year	$33,717	$33,812
Actual return on plan assets	3,221	(1,186)
Employer contributions	2,075	2,000
Benefits paid	(1,566)	(909)

Fair value of plan assets at end of year	$37,447	$33,717

(Unfunded) Funded status	$(4,808)	$(4,880)	$(38,610)	$(38,204)

Accumulated benefit obligation	$42,255	$38,597	$36,392	$34,884

Weighted-average assumptions as of December 31
Discount rate — Liability	3.99%	4.18%	3.85%	4.03%
Discount rate — Expense	4.18%	4.00%	4.01%	4.00%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$1,273	$1,343	$1,820	$1,589
Interest cost	1,358	1,576	1,334	1,365
Expected return on plan assets	(2,776)	(2,749)	—	—
Recognized prior service cost	(104)	(104)	114	114
Recognized net losses	801	812	805	599

Net periodic cost (benefit)	$552	$878	$4,073	$3,667

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$104	$104	$(114)	$(114)
Net (gain) loss	1,347	(301)	(2,458)	3,705

Total recognized in other comprehensive income	1,451	(197)	(2,572)	3,591

Total recognized in net periodic benefit cost and other comprehensive income	$2,003	$681	$1,501	$7,258

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2016			December 31, 2015
	Plan	Supplemental Plan	Total	Plan	Supplemental Plan	Total
(dollars in thousands)
Prior service cost	$204	$(649)	$(445)	$308	$(763)	$(455)
Net actuarial loss	(13,999)	(13,416)	(27,415)	(12,652)	(15,874)	(28,526)

Total	$(13,795)	$(14,065)	$(27,860)	$(12,344)	$(16,637)	$(28,981)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2016, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2017	$(104)	$114
Amortization of loss to be recognized in 2017	903	636

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

Effective January 1, 2016, the Company changed its estimate of the service and interest components of the net periodic benefit cost. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provided a more precise measurement of service and interests costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For 2016, the change in estimate reduced periodic plan cost by $859,000 compared to the prior estimate. Mortality assumptions are based on the RP 2015 Mortality Table projected with Scale MP 2016.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $418,000 for 2016, $403,000 for 2015 and $346,000 for 2014. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $1,418,000, $1,178,000 and $1,434,000 in 2016, 2015, and 2014, respectively.

The Company does not offer any postretirement programs other than pensions.

Notes to Consolidated Financial Statements — (Continued)

18.    Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2016. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Contract or Notional Amount

	2016	2015
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$13,877	$5,638
Standby and commercial letters of credit	6,796	4,936
Unused lines of credit	362,357	320,874
Unadvanced portions of construction loans	22,049	11,589
Unadvanced portions of other loans	52,224	41,717

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

Notes to Consolidated Financial Statements — (Continued)

20.    Other Operating Expenses

Year ended December 31,	2016	2015	2014
(dollars in thousands)
Marketing	$2,185	$1,849	$1,793
Software maintenance/amortization	1,863	1,670	1,524
Legal and audit	1,255	1,269	1,072
Contributions	789	690	735
Processing services	1,040	1,002	944
Consulting	1,168	1,050	964
Postage and delivery	987	905	964
Supplies	948	965	870
Telephone	1,032	804	753
Directors’ fees	413	377	389
Insurance	323	301	304
Other	1,812	1,826	1,520

Total	$13,815	$12,708	$11,832

21.    Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of its financial instruments. Excluded from this disclosure are all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Fair Value Measurements Level 2 Inputs	Level 3 Inputs
(dollars in thousands)
December 31, 2016
Financial assets:
Securities held-to-maturity	$1,653,986	$1,635,808	$—	$1,635,808	$—
Loans(1)	1,899,527	1,873,703	—	—	1,873,703
Financial liabilities:
Time deposits	478,359	480,133	—	480,133	—
Other borrowed funds	293,000	294,940	—	294,940	—
Subordinated debentures	36,083	36,083	—	—	36,083
December 31, 2015
Financial assets:
Securities held-to-maturity	$1,438,903	$1,438,960	$—	$1,438,960	$—
Loans(1)	1,708,461	1,677,270	—	—	1,677,270
Financial liabilities:
Time deposits	473,426	474,046	—	474,046	—
Other borrowed funds	368,000	372,209	—	372,209	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

22.     Quarterly Results of Operations (unaudited)

2016 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$24,689	$25,005	$23,742	$23,263
Interest expense	5,927	5,791	5,486	5,413

Net interest income	18,762	19,214	18,256	17,850
Provision for loan losses	200	375	350	450

Net interest income after provision for loan losses	18,562	18,839	17,906	17,400
Other operating income	3,700	4,225	4,643	3,654
Operating expenses	16,156	16,630	16,288	15,683

Income before income taxes	6,106	6,434	6,261	5,371
Provision for income taxes	(394)	(52)	20	64

Net income	$6,500	$6,486	$6,241	$5,307

Share data:
Average shares outstanding, basic
Class A	3,600,729	3,600,729	3,600,729	3,600,729
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Earnings per share, basic
Class A	$1.42	$1.41	$1.36	$1.16
Class B	$0.71	$0.71	$0.68	$0.58
Earnings per share, diluted
Class A	$1.17	$1.16	$1.12	$0.95
Class B	$0.71	$0.71	$0.68	$0.58

Notes to Consolidated Financial Statements — (Continued)

2015 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$22,496	$23,750	$22,675	$21,172
Interest expense	5,274	5,134	4,961	4,765

Net interest income	17,222	18,616	17,714	16,407
Provision for loan losses	—	—	—	200

Net interest income after provision for loan losses	17,222	18,616	17,714	16,207
Other operating income	4,448	3,830	4,210	3,505
Operating expenses	15,794	16,100	15,766	14,538

Income before income taxes	5,876	6,346	6,158	5,174
Provision for income taxes	(95)	180	233	215

Net income	$5,971	$6,166	$5,925	$4,959

Share data:
Average shares outstanding, basic
Class A	3,600,729	3,600,729	3,600,729	3,600,729
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,976,180	1,967,180	1,967,180	1,967,180
Earnings per share, basic
Class A	$1.30	$1.35	$1.29	$1.08
Class B	$0.65	$0.67	$0.65	$0.54
Earnings per share, diluted
Class A	$1.07	$1.11	$1.06	$0.89
Class B	$0.65	$0.67	$0.65	$0.54

Notes to Consolidated Financial Statements — (Continued)

23.     Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2016 and 2015 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2016, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS

December 31,	2016	2015
(dollars in thousands)
ASSETS:
Cash	$2,768	$5,230
Investment in subsidiary, at equity	263,070	236,629
Other assets	10,335	8,808

Total assets	$276,173	$250,667

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$49	$40
Subordinated debentures	36,083	36,083
Stockholders’ equity	240,041	214,544

Total liabilities and stockholders’ equity	$276,173	$250,667

STATEMENTS OF INCOME

Year Ended December 31,	2016	2015	2014
(dollars in thousands)
Income:
Dividends from subsidiary	$2,000	$1,500	$—
Interest income from deposits in bank	3	13	21
Other income	28	24	72

Total income	2,031	1,537	93
Interest expense	937	792	2,329
Operating expenses	220	212	204

Income before income taxes and equity in undistributed income of subsidiary	874	533	(2,440)
Benefit from income taxes	(383)	(328)	(830)

Income before equity in undistributed income of subsidiary	1,257	861	(1,610)
Equity in undistributed income of subsidiary	23,277	22,160	23,470

Net income	$24,534	$23,021	$21,860

Notes to Consolidated Financial Statements — (Continued)

STATEMENTS OF CASH FLOWS

December 31,	2016	2015	2014
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,534	$23,021	$21,860
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of subsidiary	(23,277)	(22,160)	(23,470)
Depreciation and amortization	—	3	12
Increase in other assets	(1,527)	(1,112)	(1,067)
Decrease in liabilities	9	4	(71)

Net cash (used in) operating activities	(261)	(244)	(2,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	—	—	361
Cash dividends paid	(2,201)	(2,200)	(2,196)

Net cash used in financing activities	(2,201)	(2,200)	(1,835)

Net (decrease) in cash	(2,462)	(2,444)	(4,571)

Cash at beginning of year	5,230	7,674	12,245

Cash at end of year	$2,768	$5,230	$7,674

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Bancorp, Inc. and its subsidiary as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

March 15, 2017

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

We have audited Century Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Century Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Century Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Century Bancorp, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 15, 2017, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 15, 2017

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 90.

Barry R. Sloane	William P. Hornby, CPA
President & CEO	Chief Financial Officer & Treasurer

March 15, 2017

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	73	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Stephen R. Delinsky	72	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Louis J. Grossman.	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	77	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	55	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company
Fraser Lemley	76	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	77	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jo Ann Simons	64	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	61	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	90	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
George F. Swansburg	74	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	74	Director, Century Bancorp, Inc., and Century Bank and Trust Company

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

Ms. Jenkins-Scott became a director of the Company and of Century Bank and Trust Company in 2006. Ms. Jenkins-Scott is past President of Boston’s Wheelock College. Ms. Jenkins-Scott’s experience as President of a college and expertise in the educational field as well as President and CEO of a non-profit entity, which is relevant to certain customer relationships of the Company, has qualified her to serve as director of the Company. Also, her tenure and experience as a director of the Company has qualified her to continue to serve.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 90 years old.
Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 61 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 50 years old. He joined the Company in 2007.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 53 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 56 years old. He joined the Company in 1989.
Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 55 years old. She joined the Company in 1983.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 61 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee was composed of four directors during 2016, Joseph J. Senna, Chair, Stephen R. Delinsky, Joseph P. Mercurio, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. The Board of Directors has determined that Mr. Senna and Mr. Mercurio qualify as “audit committee financial experts”, as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and the Massachusetts Division of Banks in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers or Directors failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2016, or in prior fiscal years.

Based solely on a review of Forms 4 filed with the SEC during the fiscal year ended December 31, 2016, the Company believes a beneficial owner of more than 10% of the Company’s Class A Common Stock, James J. Filler, timely filed all reports he was required to file during the aforementioned fiscal year except one report covering a total of one transaction that was filed late by Mr. Filler.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2016.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision and did not award stock incentive awards for fiscal year 2016. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2016.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2016. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2016.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2016 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 104 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 105.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2016 and received matching contributions up to a maximum of $5,300. The plan is currently administered by SBERA.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2016 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 106.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired life insurance policies providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2016.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane, a 3% salary increase in 2016. In recognition of the Company’s solid financial performance in 2016, the Company also granted a $200,000 cash bonus payable to Mr. Barry R. Sloane. Total compensation granted to the Chief Executive Officer for 2016 is described in the Summary Compensation Table in the statement.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for each of the following Named Executive Officers, Linda Sloane Kay, Paul Evangelista, and David Woonton was increased 3% in 2016. The base salary for William Hornby and Brian Feeney was increased 5.6% in 2016 based on market data. In light of the Company’s financial performance in 2016, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $386,096 per year during 2016 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2016 as noted on the Summary Compensation Table.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

/s/ Fraser Lemley, Chairman

/s/ Joseph Mercurio

/s/ Jon Westling

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2016 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($) (1)	Total ($)
Marshall M. Sloane(2)	2016	—	—	—	—	—	1,124,822	1,124,822
Chairman of the Board,	2015	—	—	—	—	542,344	1,020,928	1,563,272
Century Bancorp, Inc. and	2014	—	—	—	—	321,375	961,896	1,283,271
Century Bank and Trust Company
Barry R. Sloane	2016	621,174	200,000	—	—	1,098,238	55,122	1,974,534
President and CEO, Century	2015	603,081	132,120	—	—	1,528,901	61,409	2,325,511
Bancorp, Inc. and Century Bank	2014	569,207	165,150	—	—	1,657,205	56,423	2,447,985
and Trust Company
David B. Woonton	2016	368,437	66,613	—	—	284,037	10,771	729,858
Executive Vice President,	2015	357,706	62,842	—	—	607,906	16,221	1,044,675
Century Bank and Trust Company	2014	337,614	78,552	—	—	1,062,188	33,503	1,511,857
Paul A. Evangelista	2016	368,437	66,613	—	—	225,130	9,279	669,459
Executive Vice President,	2015	357,706	62,842	—	—	422,371	12,750	855,669
Century Bank and Trust Company	2014	337,614	78,552	—	—	908,094	26,015	1,350,275
Linda Sloane Kay	2016	368,437	85,000	—	—	430,658	22,481	906,576
Executive Vice President	2015	357,706	62,842	—	—	410,910	21,506	852,964
Century Bank and Trust Company	2014	294,708	68,733	—	—	459,929	16,838	840,208
Brian J. Feeney	2016	335,012	64,988	—	—	361,405	17,047	778,452
Executive Vice President,	2015	317,246	54,986	—	—	391,958	18,512	782,702
Century Bank and Trust Company	2014	294,708	68,733	—	—	516,380	16,345	896,166
William P. Hornby	2016	335,000	65,000	—	—	265,483	15,398	680,881
Chief Financial Officer and	2015	317,246	54,986	—	—	273,718	15,688	661,638
Treasurer, Century Bancorp, Inc.	2014	294,708	68,733	—	—	275,237	12,775	651,453
and Century Bank and
Trust Company

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.
(2)	This amount, for 2016, includes $386,096 for consulting services, $533,670 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $36,725 for Director fees, $140,047 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2016 ($)(1)	Payments During Last Fiscal Year 12/31/2016 ($)
Marshall M. Sloane	Defined Benefit	33	555,035	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	13	288,189	—
President and CEO	Pension Plan
David B. Woonton	Defined Benefit	17	722,009	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	17	536,955	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Linda Sloane Kay	Defined Benefit	16	333,196	—
Executive Vice President	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	27	600,747	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 3.99% and the mortality table used is the RP 2014 adjusted to 2006 White Collar Mortality Table with projection MP 2016.
(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2016 ($)(1)	Payments During Last Fiscal Year- 12/31/2016 ($)
Marshall M. Sloane(2)	Supplemental Executive	33	2,881,104	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane(2)	Supplemental Executive	15	7,637,525	—
President and CEO	Insurance/Retirement Plan
David B. Woonton(2)	Supplemental Executive	17	3,892,641	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista(2)	Supplemental Executive	17	2,758,415	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Linda Sloane Kay(2)	Supplemental Executive	8	1,475,829	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney(2)	Supplemental Executive	9	1,432,861	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby(2)	Supplemental Executive	8	1,099,685	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 3.85% and the mortality table used is RP 2014 adjusted to 2006 White Collar Mortality Table with projection MP 2016.
(2)	As of January 1, 2016, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 92.5%, 100%, 100%, 55%, 47.5% and 47.5% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $16,750 retainer per year, $325 per Company Board meeting attended, $850 per Bank Board meeting attended and $750 per committee meeting attended. Joseph Senna receives $2,200 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2016

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
George R. Baldwin	39,500	—	39,500
Stephen R. Delinsky	33,825	—	33,825
Louis Grossman	36,500	—	36,500
Russell B. Higley	35,000	—	35,000
Jackie Jenkins-Scott	36,950	—	36,950
Linda Sloane Kay	—	—	—
Fraser Lemley	40,900	—	40,900
Joseph P. Mercurio	43,800	—	43,800
Joseph J. Senna	48,250	—	48,250
Jo Ann Simons	31,150	—	31,150
Barry R. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
George F. Swansburg(2)	42,500	14,500	57,000
Jon Westling	29,450	—	29,450

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2016, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2016, there were 3,600,729 shares of Class A Common Stock and 1,967,180 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned		% B Owned
James J. Filler(8)	545,482		15.15%
2964 Shook Hill Parkway, Birmingham, AL 35223
Maltese Capital Management, LLC(7)	281,040		7.81%
150 East 52nd Street, 30th Floor, New York, NY 10022
Wellington Management Group, LLP(5)	190,308		5.29%
280 Congress Street, Boston, MA 02210
Marshall M. Sloane(a)	31,617	(1)	0.88%	1,721,841	(2)	87.53%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Stephen R. Delinsky(a)	2,981	(6)	0.08%
Paul A. Evangelista(b)	7,643		0.21%
Brian J. Feeney(b)	1,915		0.05%
Louis Grossman(a)	100		0.00%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	10,902	(3)	0.66%	60,000		3.05%
Fraser Lemley(a)	23,764		0.66%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	25,001		0.69%
Jo Ann Simons	100		0.00%
Barry R. Sloane(a)(b)	4,678	(4)	0.13%
George F. Swansburg(a)	32,251		0.90%
Jon Westling(a)	8,785		0.24%
David B. Woonton(b)	800		0.02%
All directors and officers as a group (18 in number)	161,598		4.49%	1,781,841		90.58%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,899 shares held in trust for Mr. Sloane’s grandchildren.

(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,580 shares held by Sloane Family Enterprises LP, and does not include 94,239 shares owned by Mr. Sloane’s children. Mr. Sloane disclaims beneficial ownership of such 94,239 shares and 1,694,580 shares held by Sloane Family Enterprises LP.

(3)	Includes 10,062 shares owned by Ms. Kay’s spouse.

(4)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Includes 3,111 shares pledged.

(5)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Wellington Management Group, LLP on February 14, 2017.

(6)	Includes 255 shares owned by Mr. Delinsky’s children.

(7)	The Company has relied upon the information set forth in the Form 13F filed with the SEC by the Maltese Capital Management, LLC on February 13, 2017.

(8)	The Company has relied upon the information set forth in the Form 4 filed with the SEC by James J. Filler on December 30, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Description of Fees	Fiscal 2016 Amount	Fiscal 2015 Amount
Audit fees(1)	$475,000	$450,000
Audit-related fees	—	—
Tax fees(2)	49,000	52,900
Other fees	—	—

	$524,000	$502,900

(1)	includes fees for annual audit, renewal of quarterly financial statement, internal control attestations.

(2)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2016 and 2015

Consolidated Statements of Income — Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity-Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows-Years Ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.
3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).
4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Form S-8 filed on June 25, 1997.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	Supplemental Executive Retirement and Insurance Plan, as amended on December 1, 2008, incorporated by reference previously filed with an 8-K filed on January 21, 2009.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.5	Supplemental Executive Retirement and Insurance plan, as amended on July 14, 2009, incorporated by reference previously filed with an 8-K filed on July 16, 2009.
10.6	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.7	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.8	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.10	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.11	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.12	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.13	Severance agreement among Century Bancorp, Inc., Century Bank and Trust Company and Jonathan G. Sloane dated April 30, 2010 incorporated by reference previously filed with an 8-K on May 14, 2010.
14	Code of ethics, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 9, 2016.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2017.

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