Form 10-Q
period 2017-03-31
CENTURY BANCORP INC
filed 2017-05-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 30, 2017, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,603,729 Shares
Class B Common Stock, $1.00 par value	1,964,180 Shares

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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$65,100	$62,400
Federal funds sold and interest-bearing deposits in other banks	2,358	173,751

Total cash and cash equivalents	67,458	236,151
Short-term investments	2,101	3,183
Securities available-for-sale, amortized cost $510,600 and $500,220, respectively	509,900	499,297
Securities held-to-maturity, fair value $1,788,653 and $1,635,808, respectively	1,809,608	1,653,986
Federal Home Loan Bank of Boston, stock at cost	20,328	21,042
Loans, net:
Construction and land development	10,773	14,928
Commercial and industrial	649,326	612,503
Municipal	153,447	135,418
Commercial real estate	732,151	696,173
Residential real estate	264,442	241,357
Consumer	11,125	11,013
Home equity	218,782	211,857
Overdrafts	448	684

Total loans, net	2,040,494	1,923,933
Less: allowance for loan losses	24,827	24,406

Net loans	2,015,667	1,899,527
Bank premises and equipment	23,471	23,417
Accrued interest receivable	10,187	9,645
Goodwill	2,714	2,714
Other assets	115,951	113,646

Total assets	$4,577,385	$4,462,608

Liabilities
Deposits:
Demand deposits	$680,751	$689,286
Savings and NOW deposits	1,410,229	1,304,394
Money market accounts	1,132,021	1,181,179
Time deposits	520,461	478,359

Total deposits	3,743,462	3,653,218
Securities sold under agreements to repurchase	189,920	182,280
Other borrowed funds	301,500	293,000
Subordinated debentures	36,083	36,083
Other liabilities	60,092	57,986

Total liabilities	4,331,057	4,222,567
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,600,729 shares and 3,600,729 shares, respectively	3,601	3,601
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,967,180 shares and 1,967,180 shares respectively	1,967	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	249,112	243,565

	266,972	261,425
Unrealized losses on securities available-for-sale, net of taxes	(432)	(567)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(3,711)	(4,084)
Pension liability, net of taxes	(16,501)	(16,733)

Total accumulated other comprehensive loss, net of taxes	(20,644)	(21,384)

Total stockholders’ equity	246,328	240,041

Total liabilities and stockholders’ equity	$4,577,385	$4,462,608

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2017	2016
Interest income
Loans	$15,100	$14,172
Securities held-to-maturity	9,535	7,812
Securities available-for-sale	1,611	964
Federal funds sold and interest-bearing deposits in other banks	393	315

Total interest income	26,639	23,263

Interest expense
Savings and NOW deposits	1,227	838
Money market accounts	1,274	795
Time deposits	1,651	1,358
Securities sold under agreements to repurchase	103	115
Other borrowed funds and subordinated debentures	1,928	2,307

Total interest expense	6,183	5,413

Net interest income	20,456	17,850
Provision for loan losses	400	450

Net interest income after provision for loan losses	20,056	17,400
Other operating income
Service charges on deposit accounts	2,016	1,937
Lockbox fees	771	789
Gains on sales of mortgage loans	101	—
Other income	1,021	928

Total other operating income	3,909	3,654

Operating expenses
Salaries and employee benefits	11,143	9,776
Occupancy	1,741	1,579
Equipment	706	636
FDIC assessments	438	568
Other	3,697	3,124

Total operating expenses	17,725	15,683

Income before income taxes	6,240	5,371
Provision for income taxes	144	64

Net income	$6,096	$5,307

Share data:
Weighted average number of shares outstanding, basic
Class A	3,600,729	3,600,729
Class B	1,967,180	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909
Class B	1,967,180	1,967,180
Basic earnings per share:
Class A	$1.33	$1.16
Class B	$0.66	$0.58
Diluted earnings per share
Class A	$1.09	$0.95
Class B	$0.66	$0.58

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended March 31,
	2017	2016
Net income	$6,096	$5,307
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains arising during period	135	314
Accretion of net unrealized losses transferred	373	984
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	232	242

Other comprehensive income	740	1,540

Comprehensive income	$6,836	$6,847

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2017 and 2016

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544
Net income	—	—	—	5,307	—	5,307
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $170 in taxes	—	—	—	—	314	314
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $527 in taxes	—	—	—	—	984	984
Pension liability adjustment, net of $161 in taxes	—	—	—	—	242	242
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(433)	—	(433)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2016	$3,601	$1,967	$12,292	$225,989	$(23,008)	$220,841

Balance at December 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041
Net income	—	—	—	6,096	—	6,096
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $88 in taxes	—	—	—	—	135	135
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $287 in taxes	—	—	—	—	373	373
Pension liability adjustment, net of $155 in taxes	—	—	—	—	232	232
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(432)	—	(432)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2017	$3,601	$1,967	$12,292	$249,112	$(20,644)	$246,328

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,096	$5,307
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(101)	—
Provision for loan losses	400	450
Deferred income taxes	(1,165)	(1,098)
Net depreciation and amortization	887	729
(Increase) decrease in accrued interest receivable	(542)	478
Increase in other assets	(1,690)	(744)
Increase in other liabilities	2,493	901

Net cash provided by (used in) operating activities	6,378	6,023

CASH FLOWS FROM INVESTING ACTIVITIES:

Maturity (purchase) of short-term investments	1,082	(8)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	714	4,898
Proceeds from calls/maturities of securities available-for-sale	41,155	47,099
Purchase of securities available-for-sale	(51,606)	(21,095)
Proceeds from calls/maturities of securities held-to-maturity	62,537	113,454
Purchase of securities held-to-maturity	(217,463)	(85,654)
Net increase in loans	(124,327)	(79,070)
Proceeds from sales of portfolio loans	7,899	—
Capital expenditures	(897)	(396)

Net cash used in investing activities	(280,906)	(20,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	42,102	(27,241)
Net increase in demand, savings, money market and NOW deposits	48,142	118,086
Cash dividends	(549)	(550)
Net increase in securities sold under agreements to repurchase	7,640	20,380
Net increase (decrease) in other borrowed funds	8,500	(12,000)

Net cash provided by financing activities	105,835	98,675

Net (decrease) increase in cash and cash equivalents	(168,693)	83,926
Cash and cash equivalents at beginning of period	236,151	220,724

Cash and cash equivalents at end of period	$67,458	$304,650

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$6,232	$5,405
Income taxes	210	210
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	135	314
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	373	984
Pension liability adjustment, net of taxes	232	242
Change in due to (from) to broker	—	1,336
Transfer of loans to Loans held-for-sale	—	48,180

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2017 and 2016

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

Note 2. Securities Available-for-Sale

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrelaized Gains	Gross Unrelaized Losses	Fair Value	Amortized Cost	Gross Unrelaized Gains	Gross Unrelaized Losses	Fair Value
	(in thousands)
U.S. Treasury	$2,000	$—	$—	$2,000	$2,000	$—	$—	$2,000
U.S. Government Sponsored Enterprises	20,000	—	16	19,984	25,000	—	48	24,952
SBA Backed Securities	74,472	11	247	74,236	57,899	14	146	57,767
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	244,104	397	551	243,950	243,703	293	671	243,325
Privately Issued Residential Mortgage-Backed Securities	1,066	3	14	1,055	1,121	2	14	1,109
Obligations Issued by States and Political Subdivisions	163,742	—	405	163,337	165,281	—	405	164,876
Other Debt Securities	5,100	80	199	4,981	5,100	18	194	4,924
Equity Securities	116	241	—	357	116	228	—	344

Total	$510,600	$732	$1,432	$509,900	$500,220	$555	$1,478	$499,297

Included in U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $197,682,000 and $210,780,000 at March 31, 2017 and December 31, 2016, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $51,698,000 and $53,396,000 at March 31, 2017 and December 31, 2016, respectively. There were no sales of available-for-sale securities for the three months ended March 31, 2017 and March 31, 2016, respectively.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2017.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$171,890	$171,877
After one but within five years	120,417	120,374
After five but within ten years	134,399	134,176
More than 10 years	82,278	81,766
Non-maturing	1,616	1,707

Total	$510,600	$509,900

The weighted average remaining life of investment securities available-for-sale at March 31, 2017 was 4.7 years. Included in the weighted average remaining life calculation at March 31, 2017 were $10,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2017 and December 31, 2016, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the non-agency mortgage-backed securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 40 and 19 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 270 holdings at March 31, 2017.

	March 31, 2017
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$19,984	$16	$—	$—	$19,984	$16
SBA Backed Securities	69,345	246	932	1	70,277	247
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	101,820	313	42,246	238	144,066	551
Privately Issued Residential Mortgage-Backed Securities	—	—	732	14	732	14
Obligations issued by States and Political Subdivisions	—	—	4,297	405	4,297	405
Other Debt Securities	452	48	1,549	151	2,001	199

Total temporarily impaired securities	$191,601	$623	$49,756	$809	$241,357	$1,432

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

	December 31, 2016
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$24,952	$48	$—	$—	$24,952	$48
SBA Backed Securities	52,346	145	951	1	53,297	146
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	135,612	485	31,504	186	167,116	671
Privately Issued Residential Mortgage-Backed Securities	—	—	757	14	757	14
Obligations Issued by States and Political Subdivisions	—	—	4,298	405	4,298	405
Other Debt Securities	453	47	1,553	147	2,006	194

Total temporarily impaired securities	$213,363	$725	$39,063	$753	$252,426	$1,478

Note 3. Investment Securities Held-to-Maturity

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$170,077	$1,003	$463	$170,617	$148,326	$1,066	$527	$148,865
SBA Backed Securities	55,774	—	979	54,795	46,140	—	1,088	45,052
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,583,757	4,826	25,342	1,563,241	1,459,520	4,948	22,577	1,441,891

Total	$1,809,608	$5,829	$26,784	$1,788,653	$1,653,986	$6,014	$24,192	$1,635,808

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,140,730,000 and $1,147,207,000 at March 31, 2017 and December 31, 2016, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $317,845,000 and $424,353,000 at March 31, 2017 and December 31, 2016, respectively. There were no sales of held-to-maturity securities for the three months ended March 31, 2017 and March 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. U.S. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2017.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$25,844	$25,915
After one but within five years	1,238,317	1,227,264
After five but within ten years	542,305	532,543
More than ten years	3,142	2,931

Total	$1,809,608	$1,788,653

The weighted average remaining life of investment securities held-to-maturity at March 31, 2017 was 4.4 years. Included in the weighted average remaining life calculation at March 31, 2017 were $76,346,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2017 and December 31, 2016, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired March 31, 2017 and December 31, 2016.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 219 and 18 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 400 holdings at March 31, 2017.

	March 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$80,882	$463	$—	$—	$80,882	$463
SBA Backed Securities	54,795	979	—	—	54,795	979
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	1,143,145	23,267	63,986	2,075	1,207,131	25,342

Total temporarily impaired securities	$1,278,822	$24,709	$63,986	$2,075	$1,342,808	$26,784

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2017	2016
	(in thousands)
Allowance for loan losses, beginning of period	$24,406	$23,075
Loans charged off	(96)	(69)
Recoveries on loans previously charged-off	117	88

Net recoveries (charge-offs)	21	19
Provision charged to expense	400	450

Allowance for loan losses, end of period	$24,827	$23,544

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2017 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2106	$1,012	$6,972	$1,612	$11,135	$1,698	$582	$1,102	$293	$24,406
Charge-offs	—	—	—	—	—	(96)	—	—	(96)
Recoveries	—	19	—	—	2	96	—	—	117
Provision	(139)	378	287	81	(29)	(130)	(52)	4	400

Ending balance at March 31, 2017	$873	$7,369	$1,899	$11,216	$1,671	$452	$1,050	$297	$24,827

Amount of allowance for loan losses for loans deemed to be impaired	$2	$21	$—	$130	$6	$—	$—	$—	$159

Amount of allowance for loan losses for loans not deemed to be impaired	$871	$7,348	$1,899	$11,086	$1,665	$452	$1,050	$297	$24,668

Loans:
Ending balance	$10,773	$649,326	$153,447	$732,151	$264,442	$11,573	$218,782	$—	$2,040,494

Loans deemed to be impaired	$93	$378	$—	$3,123	$190	$—	$—	$—	$3,784

Loans not deemed to be impaired	$10,680	$648,948	$153,447	$729,028	$264,252	$11,573	$218,782	$—	$2,036,710

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2016 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2105	$2,041	$5,899	$994	$10,589	$1,320	$644	$1,077	$511	$23,075
Charge-offs	—	—	—	—	—	(69)	—	—	(69)
Recoveries	—	35	—	—	2	51	—	—	88
Provision	(68)	759	(4)	(56)	(73)	67	108	(283)	450

Ending balance at March 31, 2016	$1,973	$6,693	$990	$10,533	$1,249	$693	$1,185	$228	$23,544

Amount of allowance for loan losses for loans deemed to be impaired	$7	$17	$—	$89	$27	$—	$89	$—	$229

Amount of allowance for loan losses for loans not deemed to be impaired	$1,966	$6,676	$990	$10,444	$1,222	$693	$1,096	$228	$23,315

Loans:
Ending balance	$26,572	$529,168	$85,227	$715,248	$215,040	$12,826	$178,377	$—	$1,762,458

Loans deemed to be impaired	$98	$429	$—	$1,665	$905	$—	$89	$—	$3,186

Loans not deemed to be impaired	$26,474	$528,739	$85,227	$713,583	$214,135	$12,826	$178,288	$—	$1,759,272

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2017 and December 31, 2016.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2017 and December 31, 2016.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2017 and December 31, 2016 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2017.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$10,680	$648,948	$153,447	$695,466
4 (Monitor)	—	—	—	33,562
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	93	378	—	3,123

Total	$10,773	$649,326	$153,447	$732,151

The following table presents the Company’s loans by risk rating at December 31, 2016.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$14,834	$612,114	$135,418	$661,271
4 (Monitor)	—	—	—	31,753
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	94	389	—	3,149

Total	$14,928	$612,503	$135,418	$696,173

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2017 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$337,487	$66,652	$45,858	$449,997
A1 – A3	218,472	33,365	129,109	380,946
Baa1 – Baa3	—	50,580	126,608	177,188
Ba2	—	—	—	—

Total	$555,959	$150,597	$301,575	$1,008,131

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$334,674	$66,245	$6,596	$407,515
A1 – A3	188,777	33,365	129,423	351,565
Baa1 – Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2017 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$93	$—	$93	$10,680	$10,773
Commercial and industrial	484	60	—	544	648,782	649,326
Municipal	—	—	—	—	153,447	153,447
Commercial real estate	589	144	—	733	731,418	732,151
Residential real estate	6,172	405	—	6,577	257,865	264,442
Consumer and overdrafts	9	—	—	9	11,564	11,573
Home equity	684	108	—	792	217,990	218,782

Total	$7,938	$810	$—	$8,748	$2,031,746	$2,040,494

Further information pertaining to the allowance for loan losses at December 31, 2016 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$94	$—	$94	$14,834	$14,928
Commercial and industrial	37	65	—	102	612,401	612,503
Municipal	—	—	—	—	135,418	135,418
Commercial real estate	597	150	—	747	695,426	696,173
Residential real estate	245	656	—	901	240,456	241,357
Consumer and overdrafts	—	11	—	11	11,686	11,697
Home equity	735	108	—	843	211,014	211,857

Total	$1,614	$1,084	$—	$2,698	$1,921,235	$1,923,933

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include: the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2016.

The following is information pertaining to impaired loans for March 31, 2017:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 3/31/17	Interest Income Recognized for 3 Months Ending 3/31/17
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	41	229	—	43	—
Municipal	—	—	—	—	—
Commercial real estate	588	588	—	589	9
Residential real estate	84	174	—	87	2
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$713	$991	$—	$719	$11

With required reserve recorded:
Construction and land development	$93	$108	$2	$93	$—
Commercial and industrial	337	352	21	339	4
Municipal	—	—	—	—	—
Commercial real estate	2,535	2,642	130	2,548	23
Residential real estate	106	106	6	107	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,071	$3,208	$159	$3,087	$28

Total:
Construction and land development	$93	$108	$2	$93	$—
Commercial and industrial	378	581	21	382	4
Municipal	—	—	—	—	—
Commercial real estate	3,123	3,230	130	3,137	32
Residential real estate	190	280	6	194	3
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,784	$4,199	$159	$3,806	$39

The following is information pertaining to impaired loans for March 31, 2016:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 3/31/16	Interest Income Recognized for 3 Months Ending 3/31/16
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	56	243	—	58	—
Municipal	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	109	195	—	111	2
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$165	$438	$—	$169	$2

With required reserve recorded:
Construction and land development	$98	$108	$7	$98	$—
Commercial and industrial	373	388	17	378	5
Municipal	—	—	—	—	—
Commercial real estate	1,665	1,763	89	1,671	15
Residential real estate	796	797	27	799	—
Consumer	—	—	—	—	—
Home equity	89	89	89	90	—

Total	$3,021	$3,145	$229	$3,036	$20

Total:
Construction and land development	$98	$108	$7	$98	$—
Commercial and industrial	429	631	17	436	5
Municipal	—	—	—	—	—
Commercial real estate	1,665	1,763	89	1,671	15
Residential real estate	905	992	27	910	2
Consumer	—	—	—	—	—
Home equity	89	89	89	90	—

Total	$3,186	$3,583	$229	$3,205	$22

There was no troubled debt restructuring during the three month periods ended March 31, 2017 or March 31, 2016.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended		Three Months Ended		Affected Line Item in the Statement where Net Income is Presented
	March 31, 2017		March 31, 2016
	(in thousands)
Accretion of unrealized losses transferred	$(662)		$(1,511)		Interest on securities held-to-maturity
Tax (expense) or benefit	289		527		Provision for income taxes

Net of tax	$(373)		$(984)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(3	) (b)	$(2	) (b)	Salaries and employee benefits
Actuarial gains (losses)	(384	) (b)	(401	) (b)	Salaries and employee benefits

Total before tax	(387)		(403)		Income before taxes

Tax (expense) or benefit	155		161		Provision for income taxes

Net of tax	$(232)		$(242)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended March 31, 2017 and 2016.

The following table is a reconciliation of basic EPS and diluted EPS for the three months ended March 31, 2017.

	Three Months Ended March 31,
(in thousands except share and per share data)	2017	2016
Basic EPS Computation:
Numerator:
Net income, Class A	$4,788	$4,168
Net income, Class B	1,308	1,139
Denominator:
Weighted average shares outstanding, Class A	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,967,180	1,967,180
Basic EPS, Class A	$1.33	$1.16
Basic EPS, Class B	0.66	0.58

Diluted EPS Computation:
Numerator:
Net income, Class A	$4,788	$4,168
Net income, Class B	1,308	1,139

Total net income, for diluted EPS, Class A computation	6,096	5,307
Denominator:
Weighted average shares outstanding, basic, Class A	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,967,180	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,967,180	1,967,180
Diluted EPS, Class A	$1.09	$0.95
Diluted EPS, Class B	0.66	0.58

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

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2017	2016	2017	2016
	(in thousands)
Service cost	$310	$318	$395	$455
Interest	362	340	345	334
Expected return on plan assets	(746)	(694)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	226	200	159	200

Net periodic benefit cost	$126	$138	$928	$1,018

Contributions

The company intends to contribute $1,000,000 to the Pension Plan in 2017. As of March 31, 2017, $250,000 has been contributed.

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

The results of the fair value hierarchy as of March 31, 2017, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identitcal Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$2,000	$—	$2,000	$—
U.S. Government Sponsored Enterprises	19,984	—	19,984	—
SBA Backed Securities	74,236	—	74,236	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	243,950	—	243,950	—
Privately Issued Residential Mortgage-Backed Securities	1,055	—	1,055	—
Obligations Issued by States and Political Subdivisions	163,337	—	—	163,337
Other Debt Securities	4,981	—	4,981	—
Equity Securities	357	357	—	—

Total	$509,900	$357	$346,206	$163,337

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	$251	$—	$—	$251

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three month period ended March 31, 2017 amounted to ($9,000).

There were no transfers between level 1, 2 and 3 for the three months ended March 31, 2017. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month period ended March 31, 2017.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$163,337	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	$251	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. There was one auction rate security whose fair value is based on the evaluation of the underlying issuer, prevailing interest rates and market liquidity.

The changes in Level 3 securities for the three month period ended March 31, 2017 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(in thousands)
Balance at December 31, 2016	$4,298	$160,578	$—	$164,876
Purchases	—	23,088	—	23,088
Maturities and calls	—	(24,565)	—	(24,565)
Amortization	—	(62)	—	(62)
Changes in fair value	—	—	—	—

Balance at March 31, 2017	$4,298	$159,039	$—	$163,337

The amortized cost of Level 3 securities was $163,742,000 at March 31, 2017 with an unrealized loss of $405,000. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the three month period ended March 31, 2016, are shown in the table below:

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

The results of the fair value hierarchy as of December 31, 2016, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identitcal Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$2,000	$—	$2,000	$—
U.S. Government Sponsored Enterprises	24,952	—	24,952	—
SBA Backed Securities	57,767	—	57,767	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	243,325	—	243,325	—
Privately Issued Residential Mortgage-Backed Securities	1,109	—	1,109	—
Obligations Issued by States and Political Subdivisions	164,876	—	—	164,876
Other Debt Securities	4,924	—	4,924	—
Equity Securities	344	344	—	—

Total	$499,297	$344	$334,077	$164,876

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	$260	$—	$—	$260

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$164,876	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	$260	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. There was one auction rate security whose fair value is based on the evaluation of the underlying issuer, prevailing interest rates and market liquidity.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
March 31, 2017
Financial assets:
Securities held-to-maturity	$1,809,608	$1,788,653	$—	$1,788,653	$—
Loans (1)	2,015,667	2,003,811	—	—	2,003,811
Financial liabilities:
Time deposits	520,461	521,053	—	521,053	—
Other borrowed funds	301,500	300,513	—	300,513	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2016
Financial assets:
Securities held-to-maturity	$1,653,986	$1,635,808	$—	$1,635,808	$—
Loans (1)	1,899,527	1,873,703	—	—	1,873,703
Financial liabilities:
Time deposits	478,359	180,133	—	480,133	—
Other borrowed funds	293,000	294,940	—	294,940	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt. The FASB is issuing this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. The FASB is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2017.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2017.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960) Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965), Employee Benefit Plan Master Trust Reporting. The FASB has issued this ASU to improve the usefulness of the information reported to users of employee benefit plan financial statements and to provide clarity to preparers and auditors. This ASU relates primarily to the reporting by an employee benefit plan for its interest in a master trust. The amendments in this ASU clarify presentation requirements for a plan’s interest in a master trust and require more detailed disclosures of the plan’s interest in the master trust. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2017.

In February 2017, the FASB issued ASU 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This ASU was issued to clarify the scope of Subtopic 610-20, and to add guidance for partial sales of nonfinancial assets. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of March 31, 2017.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2017.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing this ASU and has not determined the impact, if any, as of March 31, 2017.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. Management has determined that ASU 2016-12 does apply, but has not determined the impact, if any, as of March 31, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the second quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2017, the Company had total assets of $4.6 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the quarter ended March 31, 2017 was $6,096,000, or $1.09 per Class A share diluted, compared to net income of $5,307,000, or $0.95 per Class A share diluted, for the quarter ended March 31, 2016.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended
	March 31,
	2017	2016
Basic EPS – Class A common	$1.33	$1.16
Basic EPS – Class B common	$0.66	$0.58
Diluted EPS – Class A common	$1.09	$0.95
Diluted EPS – Class B common	$0.66	$0.58

Net interest income totaled $20,456,000 for the three months ended March 31, 2017 compared to $17,850,000 for the same period in 2016. The 14.6% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.18% on a fully taxable equivalent basis for the first three months of 2016 to 2.16% for the same period in 2017. This was primarily the result of a decrease in rates on earning assets. The average balances of earning assets increased by 15.2% combined with a similar increase in average deposits. Also, interest expense increased 14.2% as a result of an increase in deposit balances.

The trends in the net interest margin are illustrated in the graph below:

During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 primarily as a result of lower yielding loan originations. The margin increased during the first quarter of 2016 primarily as a result of an increase in rates on earning assets. The margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets. The margin increased during the first quarter of 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates. During the first quarter of 2017, the Company has not seen a corresponding increase in short term rates on interest bearing liabilities.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses decreased by $50,000 from $450,000 for the three months ended March 31, 2016 to $400,000 for the same period in 2017, primarily as a result of changes in historical loss factors offset, somewhat, by an increase in loan balances. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $810,000 at March 31, 2017, compared to $1,084,000 at December 31, 2016.

For the first three months of 2017, the Company’s effective income tax rate was 2.3% compared to 1.2% for last year’s corresponding period. The effective income tax rate increased primarily as a result of an increase in taxable income.

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

In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” has been extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The 2016 Presidential election and resulting change to a Republican Administration created the possibility that some of the “reforms” contained in the Act may be repealed or modified. New reforms under discussion include the prospect of some type of regulatory burden relief for small banks which in this context might include the Company. The extent and consequences of any such changes can’t be currently assessed but at the present time the Company does not think it is likely that changes that may be made will have any material effect on the Company’s financial condition and results of operations.

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

Financial Condition

Loans

On March 31, 2017, total loans outstanding were $2,040,494,000, up by $116,561,000 from the total on December 31, 2016. At March 31, 2017, commercial real estate loans accounted for 35.9% and residential real estate loans, including home equity loans, accounted for 23.7% of total loans.

Commercial real estate loans increased to $732,151,000 at March 31, 2017 from $696,173,000, primarily as a result of new loan originations. Residential real estate loans increased to $264,442,000 at March 31, 2017 from $241,357,000 at December 31, 2016, primarily as a result of new loan originations. Home equity loans increased to $218,782,000 at March 31, 2017 from $211,857,000 at December 31, 2016, primarily as a result of a home equity loan promotion.

Commercial and industrial loans increased to $649,326,000 at March 31, 2017 from $612,503,000 at December 31, 2016, primarily as a result of an increase in larger loan originations to large institutions. Construction loans decreased to $10,773,000 at March 31, 2017 from $14,928,000 on December 31, 2016, primarily from payoffs of existing loans. Municipal loans increased to $153,447,000 from $135,418,000, primarily as a result of originations to large municipal organizations. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2017 was $24,827,000 as compared to $24,406,000 at December 31, 2016. The level of the allowance for loan losses to total loans was 1.22% at March 31, 2017 and 1.27% at December 31, 2016.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loans types as a percentage of the overall portfolio, has resulted in a decrease in the ratio of allowance for loan losses to total loans for 2016 and has continued into 2017. Also, during 2016 and the first quarter of 2017, the Company’s weighted average risk rating has decreased. Additionally, the Company has continued to increase its lending for large loans to large institutions with publicly available credit ratings. The historical loss allocation for these types of loans is low. This has contributed to the continued decrease in the ratio of allowance for loan losses to total loans for 2017.

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

For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$337,487	$66,652	$45,858	$449,997
A1 – A3	218,472	33,365	129,109	380,946
Baa1 – Baa3	—	50,580	126,608	177,188
Ba2	—	—	—	—

Total	$555,959	$150,597	$301,575	$1,008,131

Credit ratings issued by national organizations are presented in the following table at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$334,674	$66,245	$6,596	$407,515
A1 – A3	188,777	33,365	129,423	351,565
Baa1 – Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2017	2016
	(in thousands)
Allowance for loan losses, beginning of period	$24,406	$23,075
Loans charged off	(96)	(69)
Recoveries on loans previously charged-off	117	88

Net recoveries (charge-offs)	21	19
Provision charged to expense	400	450

Allowance for loan losses, end of period	$24,827	$23,544

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccruing loans	$810	$1,084
Total nonperforming assets	$810	$1,084
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.04%	0.06%
Nonperforming assets as a percentage of total assets	0.02%	0.02%
Accruing troubled debt restructures	$3,492	$3,526

Cash and Cash Equivalents

Cash and cash equivalents decreased from $236,151,000 to $67,458,000 during the first three months of 2017. This decrease was primarily attributable to increased loan originations and increased investment purchases.

Short-term Investments

Short-term investments decreased primarily as a result of maturities during the first three months of 2017.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $509,900,000 at March 31, 2017, an increase of 2.1% from December 31, 2016. The portfolio increased mainly as a result of purchases of securities available-for-sale totaling $51,606,000 for the three months ended March 31, 2017. The purchases were offset by calls and maturities of $41,155,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.7 years.

At March 31, 2017, 67.9% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $163,337,000, or 32.0% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first three months of 2017, net unrealized losses on the securities available-for-sale decreased to $700,000 from a net unrealized loss of $923,000 at December 31, 2016. The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	March 31,	December 31,
	2017	2016
	(in thousands)
U.S. Treasury	$2,000	$2,000
U.S. Government Sponsored Enterprises	19,984	24,952
Small Business Administration	74,236	57,767
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	243,950	243,325
Privately Issued Residential Mortgage- backed Securities	1,055	1,109
Obligations issued by States and Political Subdivisions	163,337	164,876
Other Debt Securities	4,981	4,924
Equity Securities	357	344

Total Securities Available-for-Sale	$509,900	$499,297

There were no sales of investments during the first three months of 2017.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1,809,608,000 on March 31, 2017, an increase of 9.4% from December 31, 2016. Purchases of securities held-to-maturity totaled $217,463,000 for the three months ended March 31, 2017. The purchases were offset by calls and maturities of $62,537,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.4 years. The following table sets forth the fair value of securities held-to-maturity at the dates indicated.

	March, 31 2017	December 31, 2016
	(in thousands)
U.S. Government Sponsored Enterprises	$170,077	$148,326
SBA Backed Securities	55,774	46,140
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,583,757	1,459,520

Total Securities Held-to-Maturity	$1,809,608	$1,653,986

At March 31, 2017 and December 31, 2016, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. There were no sales of investments for the three months ending March 31, 2017.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first three months of 2017, the FHLBB redeemed $714,000 of FHLBB stock. As of March 31, 2017, no impairment has been recognized.

Deposits and Borrowed Funds

On March 31, 2017, deposits totaled $3,743,462,000, representing a 2.5% increase from December 31, 2016. Total deposits increased primarily as a result of increases in savings and NOW deposits, and time deposits. Savings and NOW deposits increased, mainly as a result of corporate and municipal deposits, as the Company continued to offer competitive rates for these types of deposits during the first three months of the year. Time deposits increased primarily as a result of increased personal time deposits as the Company has offered competitive rates for these type of deposits. Demand deposits and money market accounts decreased primarily as a result of decreases in corporate accounts.

Borrowed funds totaled $491,420,000 at March 31, 2017 compared to $475,280,000 at December 31, 2016. Borrowed funds increased mainly as a result of an increase in short-term FHLBB borrowings and an increase in securities sold under agreements to repurchase. Securities sold under agreements to repurchase increased, primarily as a result of increases in corporate accounts.

Stockholders’ Equity

At March 31, 2017, total equity was $246,328,000 compared to $240,041,000 million at December 31, 2016. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. The Company’s leverage ratio stood at 6.12% at March 31, 2017, compared to 6.28% at December 31, 2016. The decrease in the leverage ratio was due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of March 31, 2017 was $44.24 per share compared to $43.11 at December 31, 2016.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$935,122	$9,034	3.92%	$856,643	$8,390	3.94%
Loans tax-exempt	1,049,578	9,263	3.58%	930,266	8,881	3.84%
Securities available-for-sale (5):
Taxable	382,015	1,264	1.32%	283,095	776	1.10%
Tax-exempt	151,471	486	1.28%	131,388	265	0.81%
Securities held-to-maturity:
Taxable	1,751,435	9,535	2.18%	1,434,888	7,812	2.18%
Interest-bearing deposits in other banks	204,527	393	0.77%	245,933	315	0.51%

Total interest-earning assets	4,474,148	29,975	2.70%	3,882,213	26,439	2.73%
Non interest-earning assets	220,391			203,547
Allowance for loan losses	(24,580)			(23,283)

Total assets	$4,669,959			$4,062,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$966,191	$700	0.29%	$833,514	$487	0.23%
Savings accounts	487,108	527	0.44%	384,339	351	0.37%
Money market accounts	1,216,690	1,274	0.42%	976,910	795	0.33%
Time deposits	501,857	1,651	1.33%	448,409	1,358	1.22%

Total interest-bearing deposits	3,171,846	4,152	0.53%	2,643,172	2,991	0.46%
Securities sold under agreements to repurchase	200,457	103	0.21%	222,579	115	0.21%
Other borrowed funds and subordinated debentures	319,733	1,928	2.45%	366,369	2,307	2.53%

Total interest-bearing liabilities	3,692,036	6,183	0.68%	3,232,120	5,413	0.67%

Non-interest-bearing liabilities
Demand deposits	675,941			557,116
Other liabilities	58,663			55,639

Total liabilities	4,426,640			3,844,875

Stockholders’ equity	243,319			217,602
Total liabilities & stockholders’ equity	$4,669,959			$4,062,477

Net interest income on a fully taxable equivalent basis		23,792			21,026
Less taxable equivalent adjustment		(3,336)			(3,176)

Net interest income		$20,456			$17,850

Net interest spread (3)			2.02%			2.06%

Net interest margin (4)			2.16%			2.18%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$693	$(49)	$644
Tax-exempt	1,033	(651)	382
Securities available-for-sale
Taxable	306	182	488
Tax-exempt	45	176	221
Securities held-to-maturity
Taxable	1,723	—	1,723
Interest-bearing deposits in other banks	(60)	138	78

Total interest income	3,740	(204)	3,536

Interest expense:
Deposits
NOW accounts	83	130	213
Savings accounts	102	74	176
Money market accounts	216	263	479
Time deposits	163	130	293

Total interest-bearing deposits	564	597	1,161
Securities sold under agreements to repurchase	(12)	—	(12)
Other borrowed funds and subordinated debentures	(298)	(81)	(379)

Total interest expense	254	516	770

Change in net interest income	$3,486	$(720)	$2,766

Net Interest Income

For the three months ended March 31, 2017, net interest income on a fully taxable equivalent basis totaled $23,792,000 compared to $21,026,000 for the same period in 2016, an increase of $2,766,000 or 13.2%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets; this was partially combined with a two basis point decrease in the net interest margin. The average balance of earning assets increased by 15.2% combined with a similar increase in average deposits. The net interest margin decreased from 2.18% on a fully taxable equivalent basis in 2016 to 2.16% on the same basis for 2017. This was primarily the result of a decrease in rates on earning assets. Also, interest income on a fully taxable equivalent basis increased 13.4%, mainly as a result of an increase in interest earning assets. Interest expense increased 14.2% mainly as a result of an increase in deposit balances. As illustrated in the table above, the main contributors to the increase in net interest income were from securities held-to-maturity, loans and securities available-for-sale. Securities held-to-maturity income increased primarily as a result of an increase in volume. Loans income increased primarily from an increase in volume, this was partially offset by decrease rates on loans from new loan originations. Securities available-for-sale income increased from both an increase in volume and an increase in rates paid on the portfolio. The Company has a sizable floating rate available-for-sale portfolio. These securities reprice as interest rates rise. The increase in net interest income was partially offset by an increase in interest expense. This was mainly the result of increased rates paid on money market, saving and NOW accounts. The Company has modestly raised interest rates on these products to remain competitive.

Provision for Loan Losses

For the three months ended March 31, 2017, the loan loss provision was $400,000 compared to a provision of $450,000 for the same period last year. The decrease in the provision was primarily as a result of changes in historical loss factors offset, somewhat, by an increase in loan balances. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing risk profile of the Company’s new loan originations and related methodology enhancements to address these changes. Additionally, the Company has continued to increase its lending for large loans to large institutions with publicly available credit ratings. The historical loss allocation for these types of loans is low. This has contributed to the decrease in the provision for loan losses for 2017 compared to the same period in 2016. Further discussion relating to changes in portfolio composition is discussed in footnote number four.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2017 increased by $255,000 from the same period last year to $3,909,000. This was mainly attributable to an increase in gains on sales of mortgage loans of $101,000, other income of $93,000, and service charges on deposit accounts of $79,000. This was partially offset by a decrease in lockbox fees of $18,000. Other income increased primarily as a result of an increase in wealth management fees, merchant and charge card fees, and other customer fees. Also, service charges on deposit accounts increased primarily as a result of an increase in fees collected on deposit accounts.

For the quarter ended March 31, 2017, operating expenses increased by $2,042,000 or 13.0% to $17,725,000, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $1,367,000 in salaries and employee benefits, $573,000 in other expenses, $162,000 in occupancy expenses, and $70,000 in equipment expenses. This was partially offset by a decrease in FDIC assessments of $130,000. Salaries and employee benefits increased mainly as a result of merit increases and increased bonus accruals. Occupancy cost increased primarily as a result of amortization of leasehold improvements and increased building maintenance costs associated with snow removal. Equipment expenses increased primarily as a result of an increase in service contracts. Other expenses increased primarily as a result of an increase in marketing expenses and increased contributions. FDIC assessments decreased primarily as a result of a decrease in the assessment rate.

Income Taxes

For the first quarter of 2017, the Company’s income tax expense totaled $144,000 on pretax income of $6,240,000 resulting in an effective tax rate of 2.3%. For last year’s corresponding quarter, the Company’s income tax expense totaled $64,000 on pretax income of $5,371,000 resulting in an effective tax rate of 1.2%. The increase in the effective income tax rate was primarily the result of an increase in taxable income.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4.	Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2017 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+ 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.	INS XBRL Instance Document

+ + 101.	SCH XBRL Taxonomy Extension Schema

+ + 101.	CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.	LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.	PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.	DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2017	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)