Form 10-Q
period 2017-06-30
CENTURY BANCORP INC
filed 2017-08-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

As of July 31, 2017, the Registrant had outstanding:

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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$74,787	$62,400
Federal funds sold and interest-bearing deposits in other banks	153,374	173,751

Total cash and cash equivalents	228,161	236,151
Short-term investments	—	3,183
Securities available-for-sale, amortized cost $411,709 and $500,220, respectively	411,340	499,297
Securities held-to-maturity, fair value $1,706,840 and $ 1,635,808, respectively	1,722,875	1,653,986
Federal Home Loan Bank of Boston, stock at cost	25,588	21,042
Loans, net:
Construction and land development	14,159	14,928
Commercial and industrial	650,542	612,503
Municipal	127,259	135,418
Commercial real estate	736,603	696,173
Residential real estate	264,744	241,357
Consumer	10,700	11,013
Home equity	229,274	211,857
Overdrafts	518	684

Total loans, net	2,033,799	1,923,933
Less: allowance for loan losses	25,289	24,406

Net loans	2,008,510	1,899,527
Bank premises and equipment	23,177	23,417
Accrued interest receivable	10,309	9,645
Goodwill	2,714	2,714
Other assets	116,563	113,646

Total assets	$4,549,237	$4,462,608

Liabilities
Deposits:
Demand deposits	$687,219	$689,286
Savings and NOW deposits	1,409,327	1,304,394
Money market accounts	897,241	1,181,179
Time deposits	575,410	478,359

Total deposits	3,569,197	3,653,218
Securities sold under agreements to repurchase	167,340	182,280
Other borrowed funds	455,500	293,000
Subordinated debentures	36,083	36,083
Due to broker	6,854	—
Other liabilities	59,638	57,986

Total liabilities	4,294,612	4,222,567
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,603,729 shares and 3,600,729 shares, respectively	3,604	3,601
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,964,180 shares and 1,967,180 shares respectively	1,964	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	256,718	243,565

	274,578	261,425
Unrealized losses on securities available-for-sale, net of taxes	(234)	(567)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(3,451)	(4,084)
Pension liability, net of taxes	(16,268)	(16,733)

Total accumulated other comprehensive loss, net of taxes	(19,953)	(21,384)

Total stockholders’ equity	254,625	240,041

Total liabilities and stockholders’ equity	$4,549,237	$4,462,608

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income
Loans	$16,910	$14,163	$32,010	$28,335
Securities held-to-maturity	9,824	8,128	19,359	15,940
Securities available-for-sale	1,723	1,143	3,334	2,107
Federal funds sold and interest-bearing deposits in other banks	349	308	742	623

Total interest income	28,806	23,742	55,445	47,005

Interest expense
Savings and NOW deposits	1,500	938	2,727	1,776
Money market accounts	1,234	781	2,508	1,576
Time deposits	1,902	1,394	3,553	2,752
Securities sold under agreements to repurchase	120	126	223	241
Other borrowed funds and subordinated debentures	1,945	2,247	3,873	4,554

Total interest expense	6,701	5,486	12,884	10,899

Net interest income	22,105	18,256	42,561	36,106
Provision for loan losses	490	350	890	800

Net interest income after provision for loan losses	21,615	17,906	41,671	35,306
Other operating income
Service charges on deposit accounts	2,074	1,962	4,090	3,899
Lockbox fees	861	883	1,632	1,672
Net gains on sales of securities	—	45	—	45
Gains on sales of mortgage loans	269	798	370	798
Other income	1,087	955	2,108	1,883

Total other operating income	4,291	4,643	8,200	8,297

Operating expenses
Salaries and employee benefits	10,719	10,040	21,862	19,816
Occupancy	1,495	1,551	3,236	3,130
Equipment	757	679	1,463	1,315
FDIC assessments	440	592	878	1,160
Other	3,786	3,426	7,483	6,549

Total operating expenses	17,197	16,288	34,922	31,970

Income before income taxes	8,709	6,261	14,949	11,633
Provision for income taxes	552	20	696	84

Net income	$8,157	$6,241	$14,253	$11,549

Share data:
Weighted average number of shares outstanding, basic
Class A	3,603,729	3,600,729	3,602,229	3,600,729
Class B	1,964,180	1,967,180	1,965,680	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,964,180	1,967,180	1,965,680	1,967,180
Basic earnings per share:
Class A	$1.78	$1.36	$3.11	$2.52
Class B	$0.89	$0.68	$1.55	$1.26
Diluted earnings per share
Class A	$1.47	$1.12	$2.56	$2.07
Class B	$0.89	$0.68	$1.55	$1.26

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended June 30,
	2017	2016
Net income	$8,157	$6,241
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	198	(325)
Less: reclassification adjustment for gains included in net income	—	(27)

Total unrealized (losses) gains on securities	198	(352)
Accretion of net unrealized losses transferred	260	762

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	233	243

Other comprehensive income	691	653

Comprehensive income	$8,848	$6,894

	Six months ended June 30,
	2017	2016
Net income	$14,253	$11,549
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	333	(11)
Less: reclassification adjustment for gains included in net income	—	(27)

Total unrealized (losses) gains on securities	333	(38)
Accretion of net unrealized losses transferred	633	1,747

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	465	485

Other comprehensive income	1,431	2,194

Comprehensive income	$15,684	$13,743

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2017 and 2016

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544
Net income	—	—	—	11,549	—	11,549
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $61 in taxes and $45 in realized gains	—	—	—	—	(38)	(38)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $935 in taxes	—	—	—	—	1,747	1,747
Pension liability adjustment, net of $322 in taxes	—	—	—	—	485	485
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(866)	—	(866)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(235)	—	(235)

Balance at June 30, 2016	$3,601	$1,967	$12,292	$231,680	$(22,354)	$227,186

Balance at December 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041
Net income	—	—	—	14,253	—	14,253
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $221 in taxes	—	—	—	—	333	333
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $690 in taxes	—	—	—	—	633	633
Pension liability adjustment, net of $311 in taxes	—	—	—	—	465	465
Conversion of Class B Common Stock to Class A Common Stock, 3,000 shares	3	(3)	—	—	—	—
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(865)	—	(865)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(235)	—	(235)

Balance at June 30, 2017	$3,604	$1,964	$12,292	$256,718	$(19,953)	$254,625

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2017 and 2016

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,253	$11,549
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(370)	(798)
Net gains on sales of securities	—	(45)
Provision for loan losses	890	800
Deferred income taxes	(1,579)	(1,792)
Net depreciation and amortization	1,660	1,575
Decrease in accrued interest receivable	(664)	(712)
Increase in other assets	(2,593)	(3,428)
Increase in other liabilities	2,426	1,069

Net cash provided by operating activities	14,023	8,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(8)
Maturities of short-term investments	3,183
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	714	4,898
Purchase of Federal Home Loan Bank of Boston stock	(5,260)	(2,177)
Proceeds from calls/maturities of securities available-for-sale	166,976	130,513
Proceeds from sales of securities available-for-sale	—	1,946
Purchase of securities available-for-sale	(71,793)	(287,834)
Proceeds from calls/maturities of securities held-to-maturity	153,405	213,337
Proceeds from sales of securities held-to-maturity	—	192
Purchase of securities held-to-maturity	(220,832)	(345,692)
Net increase in loans	(136,181)	(132,182)
Proceeds from sales of portfolio loans	26,701	50,220
Capital expenditures	(1,365)	(835)

Net cash used in investing activities	(84,452)	(367,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	97,051	(12,899)
Net (decrease) increase in demand, savings, money market and NOW deposits	(181,072)	156,771
Cash dividends	(1,100)	(1,101)
Net (decrease) increase in securities sold under agreements to repurchase	(14,940)	19,915
Net increase in other borrowed funds	162,500	63,000

Net cash provided by financing activities	62,439	225,686

Net decrease in cash and cash equivalents	(7,990)	(133,718)
Cash and cash equivalents at beginning of period	236,151	220,724

Cash and cash equivalents at end of period	$228,161	$87,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,997	$10,893
Income taxes	2,980	2,110
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	333	(38)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	633	1,747
Pension liability adjustment, net of taxes	465	485
Change in due to (from) to broker	6,854	3,180
Transfer of loans to loans held-for-sale	—	12,403

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Six Months Ended June 30, 2017 and 2016

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

All significant intercompany accounts and transactions have been eliminated in consolidation. The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment.

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

Note 2. Securities Available-for-Sale

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$1,999	$—	$4	$1,995	$2,000	$—	$—	$2,000
U.S. Government Sponsored Enterprises	10,000	—	—	10,000	25,000	—	48	24,952
SBA Backed Securities	71,357	27	195	71,189	57,899	14	146	57,767
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	223,655	463	336	223,782	243,703	293	671	243,325
Privately Issued Residential Mortgage-Backed Securities	1,025	3	13	1,015	1,121	2	14	1,109
Obligations Issued by States and Political Subdivisions	98,457	—	408	98,049	165,281	—	405	164,876
Other Debt Securities	5,100	85	193	4,992	5,100	18	194	4,924
Equity Securities	116	202	—	318	116	228	—	344

Total	$411,709	$780	$1,149	$411,340	$500,220	$555	$1,478	$499,297

Included in SBA Backed Securities and U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $ 173,235,000 and $210,780,000 at June 30, 2017 and December 31, 2016, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $49,416,000 and $53,396,000 at June 30, 2017 and December 31, 2016, respectively. There were no sales of available-for-sale securities for the six months ended June 30, 2017. The Company realized gross gains of $33,000 from the proceeds of $1,946,000 from the sales of available-for-sales securities for the six months ended June 30, 2016.

Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2017.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$90,264	$90,255
After one but within five years	132,716	132,786
After five but within ten years	105,344	105,360
More than 10 years	81,769	81,270
Non-maturing	1,616	1,669

Total	$411,709	$411,340

The weighted average remaining life of investment securities available-for-sale at June 30, 2017 was 5.4 years. Included in the weighted average remaining life calculation at June 30, 2017 were $10,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2017 and December 31, 2016, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage Backed Securities, Obligations Issued by States and Political Subdivisions, and Other Debt Securities, related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 13 and 27 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 269 holdings at June 30, 2017.

	June 30, 2017
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,995	$4	$—	$—	$1,995	$4
U.S. Government Sponsored Enterprises	—	—	—	—	—	—
SBA Backed Securities	27,850	116	17,775	79	45,625	195
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	36,251	83	66,121	253	102,372	336
Privately Issued Residential Mortgage-Backed Securities	—	—	707	13	707	13
Obligations Issued by States and Political Subdivisions	—	—	4,297	408	4,297	408
Other Debt Securities	—	—	1,907	193	1,907	193

Total temporarily impaired securities	$66,096	$203	$90,807	$946	$156,903	$1,149

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

Temporarily Impaired Investments	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$24,952	$48	$—	$—	$24,952	$48
SBA Backed Securities	52,346	145	951	1	53,297	146
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	135,612	485	31,504	186	167,116	671
Privately Issued Residential Mortgage-Backed Securities	—	—	757	14	757	14
Obligations Issued by States and Political Subdivisions	—	—	4,298	405	4,298	405
Other Debt Securities	453	47	1,553	147	2,006	194

Total temporarily impaired securities	$213,363	$725	$39,063	$753	$252,426	$1,478

Note 3. Investment Securities Held-to-Maturity

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$134,378	$931	$287	$135,022	$148,326	$1,066	$527	$148,865
SBA Backed Securities	54,427	3	779	53,651	46,140	—	1,088	45,052
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,534,070	5,419	21,322	1,518,167	1,459,520	4,948	22,577	1,441,891

Total	$1,722,875	$6,353	$22,388	$1,706,840	$1,653,986	$6,014	$24,192	$1,635,808

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,268,349,000 and $1,147,207,000 at June 30, 2017 and December 31, 2016, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $305,269,000 and $424,353,000 at June 30, 2017 and December 31, 2016, respectively. There were no sales of held-to-maturity securities for the six months ended June 30, 2017. The Company realized gross gains of $12,000 from the proceeds of $192,000 from the sales of securities held-to-maturity for the six months ended June 30, 2016. The sales of securities held-to-maturity relate to certain mortgage backed securities for which the Company had previously collected a substantial portion of its principal investment.

At June 30, 2017 and December 31, 2016, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2017.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$45,780	$45,827
After one but within five years	1,224,104	1,213,863
After five but within ten years	449,698	444,027
More than ten years	3,293	3,123

Total	$1,722,875	$1,706,840

The weighted average remaining life of investment securities held-to-maturity at June 30, 2017 was 4.4 years. Included in the weighted average remaining life calculation at June 30, 2017 were $35,496,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2017 and December 31, 2016, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired June 30, 2017 and December 31, 2016.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at June 30, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 190 and 22 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 393 holdings at June 30, 2017.

	June 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$45,209	$287	$—	$—	$45,209	$287
SBA Backed Securities	50,633	779	—	—	50,633	779
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	1,015,890	18,964	76,584	2,358	1,092,474	21,322

Total temporarily impaired securities	$1,111,732	$20,030	$76,584	$2,358	$1,188,316	$22,388

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Allowance for loan losses, beginning of period	$24,827	$23,544	$24,406	$23,075
Adjustment	—	(84)	—	(84)
Loans charged off	(100)	(111)	(197)	(180)
Recoveries on loans previously charged-off	72	164	190	252

Net (charge-offs) / recoveries	(28)	53	(7)	72
Provision charged to expense	490	350	890	800

Allowance for loan losses, end of period	$25,289	$23,863	$25,289	$23,863

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2017 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at March 31, 2017	$873	$7,369	$1,899	$11,216	$1,671	$452	$1,050	$297	$24,827
Charge-offs	—	(29)	—	—	—	(71)	—	—	(100)
Recoveries	—	34	—	—	—	38	—	—	72
Provision	264	189	(40)	(188)	447	(224)	96	(54)	490

Ending balance at June 30, 2017	$1,137	$7,563	$1,859	$11,028	$2,118	$195	$1,146	$243	$25,289

Amount of allowance for loan losses for loans deemed to be impaired	$—	$11	$—	$120	$69	$—	$—	$—	$200

Amount of allowance for loan losses for loans not deemed to be impaired	$1,137	$7,552	$1,859	$10,908	$2,049	$195	$1,146	$243	$25,089

Loans:
Ending balance	$14,159	$650,542	$127,259	$736,603	$264,744	$11,218	$229,274	$—	$2,033,799

Loans deemed to be impaired	$—	$365	$—	$2,603	$4,343	$—	$—	$—	$7,311

Loans not deemed to be impaired	$14,159	$650,177	$127,259	$734,000	$260,401	$11,218	$229,274	$—	$2,026,488

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2017 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2016	$1,012	$6,972	$1,612	$11,135	$1,698	$582	$1,102	$293	$24,406
Charge-offs	—	(29)	—	—	—	(168)	—	—	(197)
Recoveries	—	54	—	—	2	134	—	—	190
Provision	125	566	247	(107)	418	(353)	44	(50)	890

Ending balance at June 30, 2017	$1,137	$7,563	$1,859	$11,028	$2,118	$195	$1,146	$243	$25,289

Amount of allowance for loan losses for loans deemed to be impaired	$—	$11	$—	$120	$69	$—	$—	$—	$200

Amount of allowance for loan losses for loans not deemed to be impaired	$1,137	$7,552	$1,859	$10,908	$2,049	$195	$1,146	$243	$25,089

Loans:
Ending balance	$14,159	$650,542	$127,259	$736,603	$264,744	$11,218	$229,274	$—	$2,033,799

Loans deemed to be impaired	$—	$365	$—	$2,603	$4,343	$—	$—	$—	$7,311

Loans not deemed to be impaired	$14,159	$650,177	$127,259	$734,000	$260,401	$11,218	$229,274	$—	$2,026,488

During the six months ending June 30, 2017, the Company’s provision was primarily attributable to an increase in commercial and industrial and residential real estate balances offset, somewhat, by changes in historical loss and qualitative factors. During the three months ending June 30, 2017 the Company’s provision was primarily attributable to an increase in residential real estate loan balances offset, somewhat, by changes in historical loss and qualitative factors. There was also an increase in commercial and industrial originations, which increased the commercial and industrial allocation and lower historical loss rate, which decreased the consumer allocations.

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

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2017 and December 31, 2016.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2017 and December 31, 2016.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2017 and December 31, 2016 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2017.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$14,159	$650,177	$127,259	$704,531
4 (Monitor)	—	—	—	29,469
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	365	—	2,603

Total	$14,159	$650,542	$127,259	$736,603

The following table presents the Company’s loans by risk rating at December 31, 2016.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$14,834	$612,114	$135,418	$661,271
4 (Monitor)	—	—	—	31,753
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	94	389	—	3,149

Total	$14,928	$612,503	$135,418	$696,173

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2017 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$341,777	$66,484	$45,615	$453,876
A1 – A3	218,222	8,225	128,927	355,374
Baa1 – Baa3	—	46,970	125,775	172,745
Ba2	—	2,730	—	2,730

Total	$559,999	$124,409	$300,317	$984,725

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$334,674	$66,245	$6,596	$407,515
A1 – A3	188,777	33,365	129,423	351,565
Baa1 – Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at June 30, 2017 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$14,159	$14,159
Commercial and industrial	404	49	—	453	650,089	650,542
Municipal	—	—	—	—	127,259	127,259
Commercial real estate	455	230	—	685	735,918	736,603
Residential real estate	984	735	—	1,719	263,025	264,744
Consumer and overdrafts	6	1	—	7	11,211	11,218
Home equity	1,357	107	—	1,464	227,810	229,274

Total	$3,206	$1,122	$—	$4,328	$2,029,471	$2,033,799

Further information pertaining to the allowance for loan losses at December 31, 2016 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$94	$—	$94	$14,834	$14,928
Commercial and industrial	37	65	—	102	612,401	612,503
Municipal	—	—	—	—	135,418	135,418
Commercial real estate	597	150	—	747	695,426	696,173
Residential real estate	245	656	—	901	240,456	241,357
Consumer and overdrafts	—	11	—	11	11,686	11,697
Home equity	735	108	—	843	211,014	211,857

Total	$1,614	$1,084	$—	$2,698	$1,921,235	$1,923,933

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

The following is information pertaining to impaired loans for June 30, 2017:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/17	Interest Income Recognized for 3 Months Ending 6/30/17	Average Carrying Value for 6 Months Ending 6/30/17	Interest Income Recognized for 6 Months Ending 6/30/17
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	49	248	—	43	—	43	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	—	—	—	294	—	421	—
Residential real estate	79	169	—	81	2	84	3
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$128	$417	$—	$418	$2	$548	$3

With required reserve recorded:
Construction and land development	$—	$—	$—	$69	$—	$80	$—
Commercial and industrial	316	331	11	326	4	332	8
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,603	2,728	120	2,546	24	2,548	48
Residential real estate	4,264	4,265	69	1,145	24	701	25
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$7,183	$7,324	$200	$4,086	$52	$3,661	$81

Total:
Construction and land development	$—	$—	$—	$69	$—	$80	$—
Commercial and industrial	365	579	11	369	4	375	8
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,603	2,728	120	2,840	24	2,969	48
Residential real estate	4,343	4,434	69	1,226	26	785	28
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$7,311	$7,741	$200	$4,504	$54	$4,209	$84

The following is information pertaining to impaired loans for June 30, 2016:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/16	Interest Income Recognized for 3 Months Ending 6/30/16	Average Carrying Value for 6 Months Ending 6/30/16	Interest Income Recognized for 6 Months Ending 6/30/16
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	52	239	—	54	—	56	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	596	596	—	329	16	188	22
Residential real estate	103	190	—	106	2	108	4
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$751	$1,025	$—	$489	$18	$352	$26

With required reserve recorded:
Construction and land development	$96	$108	$6	$97	$—	$97	$—
Commercial and industrial	358	373	10	370	5	374	9
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,140	3,239	151	2,030	20	1,878	33
Residential real estate	112	112	7	283	1	505	3
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	22	—	51	—

Total	$3,706	$3,832	$174	$2,802	$26	$2,905	$45

Total:
Construction and land development	$96	$108	$6	$97	$—	$97	$—
Commercial and industrial	410	612	10	424	5	430	9
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,736	3,835	151	2,359	36	2,066	55
Residential real estate	215	302	7	389	3	613	7
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	22	—	51	—

Total	$4,457	$4,857	$174	$3,291	$44	$3,257	$71

There were no troubled debt restructurings that occurred during the six-month period ended June 30, 2017.

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

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$45		Net gains on sales of investments
	—		(18)		Provision for income taxes

	$—		$27		Net income

Accretion of unrealized losses transferred	$(662)		$(1,170)		Interest on securities held-to-maturity
	402		408		Provision for income taxes

	$(260)		$(762)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(3	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(385	)(b)	(401	)(b)	Salaries and employee benefits

Total before tax	(388)		(404)		Income before taxes

	155		161		Provision for income taxes

	$(233)		$(243)		Net income

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$45		Net gains on sales of investments
	—		(18)		Provision for income taxes

	$—		$27		Net income

Accretion of unrealized losses transferred	$(1,324)		$(2,682)		Interest on securities held-to-maturity
	691		935		Provision for income taxes

	$(633)		$(1,747)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(6	)(b)	$(5	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(770	)(b)	(802	)(b)	Salaries and employee benefits

Total before tax	(776)		(807)		Income before taxes

	311		322		Provision for income taxes

	$(465)		$(485)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended June 30, 2017 and 2016.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2017	2016	2017	2016
Basic EPS Computation:
Numerator:
Net income, Class A	$6,410	$4,902	$11,198	$9,071
Net income, Class B	1,747	1,339	3,055	2,478
Denominator:
Weighted average shares outstanding, Class A	3,603,729	3,600,729	3,602,229	3,600,729
Weighted average shares outstanding, Class B	1,964,180	1,967,180	1,965,680	1,967,180
Basic EPS, Class A	$1.78	$1.36	$3.11	$2.52
Basic EPS, Class B	0.89	0.68	1.55	1.26

Diluted EPS Computation:
Numerator:
Net income, Class A	$6,410	$4,902	$11,198	$9,071
Net income, Class B	1,747	1,339	3,055	2,478

Total net income, for diluted EPS, Class A computation	8,157	6,241	14,253	11,549
Denominator:
Weighted average shares outstanding, basic, Class A	3,603,729	3,600,729	3,602,229	3,600,729
Weighted average shares outstanding, Class B	1,964,180	1,967,180	1,965,680	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,964,180	1,967,180	1,965,680	1,967,180
Diluted EPS, Class A	$1.47	$1.12	$2.56	$2.07
Diluted EPS, Class B	0.89	0.68	1.55	1.26

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

Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2017	2016	2017	2016
	(in thousands)
Service cost	$310	$318	$395	$455
Interest	362	340	345	334
Expected return on plan assets	(746)	(694)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	226	200	159	200

Net periodic benefit cost	$126	$138	$928	$1,018

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2017	2016	2017	2016
	(in thousands)
Service cost	$620	$636	$790	$910
Interest	724	680	690	668
Expected return on plan assets	(1,492)	(1,388)	—	—
Recognized prior service cost (benefit)	(52)	(52)	58	58
Recognized net actuarial losses	452	400	318	400

Net periodic benefit cost	$252	$276	$1,856	$2,036

Contributions

The Company intends to contribute $1,000,000 to the Pension Plan in 2017. As of June 30, 2017, $500,000 has been contributed.

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

The results of the fair value hierarchy as of June 30, 2017, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identitcal Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S . Treasury	$1,995	$—	$1,995	$—
U.S . Government Sponsored Enterprises	10,000	—	10,000	—
SBA Backed Securities	71,189	—	71,189	—
U.S . Government Agency and Sponsored Mortgage-Backed Securities	223,782	—	223,782	—
Privately Issued Residential Mortgage-Backed Securities	1,015	—	1,015	—
Obligations Issued by States and Political Subdivisions	98,049	—	—	98,049
Other Debt Securities	4,992	—	4,992	—
Equity Securities	318	318	—	—

Total	$411,340	$318	$312,973	$98,049

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	$230	$—	$—	$230

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three and six month periods ended June 30, 2017 amounted to $4,000 and ($5,000), respectively.

There were no transfers between level 1, 2 and 3 for the six months ended June 30, 2017. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2017.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$98,049	Discounted cash flow	Discount rate	0% -1% (3)
Impaired Loans	$230	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. There was one auction rate security whose fair value is based on the evaluation of the underlying issuer, prevailing interest rates and market liquidity.

The changes in Level 3 securities for the three month period ended June 30, 2017 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(in thousands)
Balance at December 31, 2016	$4,298	$160,578	$—	$164,876
Purchases	—	47,430	—	47,430
Maturities and calls	—	(114,144)	—	(114,144)
Amortization	—	(113)	—	(113)

Balance at June 30, 2017	$4,298	$93,751	$—	$98,049

The amortized cost of Level 3 securities was $98,457,000 at June 30, 2017 with an unrealized loss of $408,000. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the six month period ended June 30, 2016, are shown in the table below:

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

June 30, 2017	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Fair Value Level 2 Inputs	Fair Value Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$1,722,875	$1,706,840	$—	$1,706,840	$—
Loans (1)	2,008,510	1,987,896	—	—	1,987,896
Financial liabilities:
Time deposits	575,410	577,804	—	577,804	—
Other borrowed funds	455,500	457,252	—	457,252	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2016
Financial assets:
Securities held-to-maturity	$1,653,986	$1,635,808	$—	$1,635,808	$—
Loans (1)	1,899,527	1,873,703	—	—	1,873,703
Financial liabilities:
Time deposits	478,359	480,133	—	480,133	—
Other borrowed funds	293,000	294,940	—	294,940	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt. The FASB is issuing this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. The FASB is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2017.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2017.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960) Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965), Employee Benefit Plan Master Trust Reporting. The FASB has issued this ASU to improve the usefulness of the information reported to users of employee benefit plan financial statements and to provide clarity to preparers and auditors. This ASU relates primarily to the reporting by an employee benefit plan for its interest in a master trust. The amendments in this ASU clarify presentation requirements for a plan’s interest in a master trust and require more detailed disclosures of the plan’s interest in the master trust. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2017.

In February 2017, the FASB issued ASU 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This ASU was issued to clarify the scope of Subtopic 610-20, and to add guidance for partial sales of nonfinancial assets. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management believes that this ASU applies and is assessing the impact, if any, as of June 30, 2017.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2017.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing this ASU and has not determined the impact, if any, as of June 30, 2017.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. Management has determined that ASU 2016-12 does apply, but has not determined the impact, if any, as of June 30, 2017. Management assembled a project team to address the changes pursuant to Topic 606. The project team has made an initial scope assessment and additional progress over the topic is expected to be made in the third quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At June 30, 2017, the Company had total assets of $4.5 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments, businesses, and educational institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the six months ended June 30, 2017, was $14,253,000 or $2.56 per Class A share diluted, an increase of 23.4% compared to net income of $11,549,000, or $2.07 per Class A share diluted, for the same period a year ago. For the quarter ended June 30, 2017, net income totaled $8,157,000 or $1.47 per Class A share diluted, an increase of 30.7% compared to net income of $6,241,000, or $1.12 per Class A share diluted, for the same period a year ago.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended June 30,
	2017	2016
Basic EPS – Class A common	$1.78	$1.36
Basic EPS – Class B common	$0.89	$0.68
Diluted EPS – Class A common	$1.47	$1.12
Diluted EPS – Class B common	$0.89	$0.68

	Six Months Ended June 30,
	2017	2016
Basic EPS – Class A common	$3.11	$2.52
Basic EPS – Class B common	$1.55	$1.26
Diluted EPS – Class A common	$2.56	$2.07
Diluted EPS – Class B common	$1.55	$1.26

Net interest income totaled $42,561,000 for the six months ended June 30, 2017 compared to $36,106,000 for the same period in 2016. The 17.9% increase in net interest income for the period is primarily due to an increase in average earning assets and an increase in the net interest margin. The net interest margin increased from 2.16% on a fully taxable equivalent basis in 2016 to 2.23% for the same period in 2017. This was primarily the result of an increase in rates on earning assets and prepayment penalties collected. The average balances of earning assets increased by 12.9% combined with a similar increase in average deposits. Also, interest expense increased 18.2% primarily as a result of an increase in rates and an increase in deposit balances.

The trends in the net interest margin are illustrated in the graph below:

During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 primarily as a result of lower yielding loan originations. The margin increased during the first quarter of 2016 primarily as a result of an increase in rates on earning assets. The margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets. The margin increased during the first and second quarters of 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter. During the first and second quarters of 2017, the Company has not seen a corresponding increase in short term rates on interest bearing liabilities.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses increased by $90,000 from $800,000 for the six months ended June 30, 2016 to $890,000 for the same period in 2017, primarily as a result of an increase in loan growth offset, somewhat, by changes in historical loss factors. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $1,122,000 at June 30, 2017, compared to $1,084,000 at December 31, 2016.

For the first six months of 2017, the Company’s effective income tax rate was 4.7% compared to 0.7% for last year’s corresponding period. The effective income tax rate increased primarily as a result of an increase in taxable income.

During June 2016, the Company entered into a lease agreement to open a new branch located in Wellesley, Massachusetts. The Company closed its existing Wellesley branch and transferred the accounts to the new Wellesley branch which opened on December 19, 2016.

Recent Market Developments

Since June 2009, the U.S. economy has been recovering from the most severe recession and financial crisis since the Great Depression. There have been improvements in private sector employment, industrial production and U.S. exports. Even though the U.S. economy is in its eighth year of expansion, the consensus forecast is for expansion through at least 2018. Short and medium-term risks to the outlook include uncertainty in the United States over potential fiscal policy changes and uncertainty in Europe with respect to the United Kingdom’s decision to leave the European Union. Long-term risks to the U.S. economy include the slowdown in productivity growth, which may pose a risk to the U.S. standard of living.

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

Financial Condition

Loans

On June 30, 2017, total loans outstanding were $2,033,799,000, up by $109,866,000 from the total on December 31, 2016. At June 30, 2017, commercial real estate loans accounted for 36.2%, commercial and industrial accounted for 31.9%, and residential real estate loans, including home equity loans, accounted for 24.3% of total loans.

Commercial real estate loans increased to $736,603,000 at June 30, 2017 from $696,173,000 at December 31, 2016, primarily as a result of new loan originations. Residential real estate loans increased to $264,744,000 at June 30, 2017 from $241,357,000 at December 31, 2016, primarily as a result of new loan originations. Home equity loans increased to $229,274,000 at June 30, 2017 from $211,857,000 at December 31, 2016, primarily as a result of a home equity loan promotion.

Commercial and industrial loans increased to $650,542,000 at June 30, 2017 from $612,503,000 at December 31, 2016, primarily as a result of an increase in larger loan originations to large institutions. Construction loans decreased to $14,159,000 at June 30, 2017 from $14,928,000 on December 31, 2016, primarily from payoffs of existing loans. Municipal loans decreased to $127,259,000 from $135,418,000, primarily as a result of payoffs of existing loans. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at June 30, 2017 was $25,289,000 as compared to $24,406,000 at December 31, 2016. The level of the allowance for loan losses to total loans was 1.24% at June 30, 2017 and 1.27% at December 31, 2016.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loans types as a percentage of the overall portfolio, has resulted in a decrease in the ratio of allowance for loan losses to total loans for 2016 and has continued into 2017. Also, during 2016 and the first six months of 2017, the Company’s weighted average risk rating has decreased. Additionally, the Company has continued to increase its lending for large loans to large institutions with publicly available credit ratings. The historical loss allocation for these types of loans is low. This has contributed to the continued decrease in the ratio of allowance for loan losses to total loans for 2017.

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

For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
		(in thousands)
Credit Rating:
Aaa – Aa3	$341,777	$66,484	$45,615	$453,876
A1 – A3	218,222	8,225	128,927	355,374
Baa1 – Baa3	—	46,970	125,775	172,745
Ba2	—	2,730	—	2,730

Total	$559,999	$124,409	$300,317	$984,725

Credit ratings issued by national organizations are presented in the following table at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
		(in thousands)
Credit Rating:
Aaa – Aa3	$334,674	$66,245	$6,596	$407,515
A1 – A3	188,777	33,365	129,423	351,565
Baa1 – Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Allowance for loan losses, beginning of period	$24,827	$23,544	$24,406	$23,075
Adjustment	—	(84)	—	(84)
Loans charged off	(100)	(111)	(197)	(180)
Recoveries on loans previously charged-off	72	164	190	252

Net (charge-offs) recoveries	(28)	53	(7)	72
Provision charged to expense	490	350	890	800

Allowance for loan losses, end of period	$25,289	$23,863	$25,289	$23,863

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30 2017	December 31, 2016
	(dollars in thousands)
Nonaccruing loans	$1,122	$1,084
Total nonperforming assets	$1,122	$1,084
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.06%	0.06%
Nonperforming assets as a percentage of total assets	0.02%	0.02%
Accruing troubled debt restructures	$2,872	$3,526

Cash and Cash Equivalents

Cash and cash equivalents decreased from $236,151,000 to $228,161,000 during the first six months of 2017. This decrease was primarily attributable to increased loan originations.

Short-term Investments

Short-term investments decreased by $3,183,000, primarily as a result of maturities during the first six months of 2017.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $411,340,000 at June 30, 2017, a decrease of 17.6% from December 31, 2016. The portfolio decreased mainly as a result of calls and maturities of securities available-for-sale totaling $166,976,000 for the six months ended June 30, 2017. The calls and maturities were offset by purchases of $71,793,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.4 years.

At June 30, 2017, 76.1% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $98,049,000 or 23.8% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first six months of 2017, net unrealized losses on the securities available-for-sale decreased to $369,000 from a net unrealized loss of $923,000 at December 31, 2016. The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	June 30, 2017	December 31, 2016
	(in thousands)
U.S. Treasury	$1,995	$2,000
U.S. Government Sponsored Enterprises	10,000	24,952
Small Business Administration	71,189	57,767
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	223,782	243,325
Privately Issued Residential Mortgage-backed Securities	1,015	1,109
Obligations issued by States and Political Subdivisions	98,049	164,876
Other Debt Securities	4,992	4,924
Equity Securities	318	344

Total Securities Available–for-Sale	$411,340	$499,297

There were no sales of investments during the first six months of 2017.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1,722,875,000 on June 30, 2017, an increase of 4.2% from December 31, 2016. Purchases of securities held-to-maturity totaled $220,832,000 for the six months ended June 30, 2017. The purchases were offset, somewhat, by calls and maturities of $153,405,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.4 years. The following table sets forth the fair value of securities held-to-maturity at the dates indicated.

	June 30, 2017	December 31, 2016
	(in thousands)
U.S. Government Sponsored Enterprises	$134,378	$148,326
SBA Backed Securities	54,427	46,140
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,534,070	1,459,520

Total Securities Held-to-Maturity	$1,722,875	$1,653,986

At June 30, 2017 and December 31, 2016, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. There were no sales of investments for the three months ending June 30, 2017.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first six months of 2017, the FHLBB redeemed $714,000 of FHLBB stock and the Company purchased $5,260,000 of FHLBB stock. As of June 30, 2017, no impairment has been recognized.

Deposits and Borrowed Funds

On June 30, 2017, deposits totaled $3,569,197,000, representing a 2.3% decrease from December 31, 2016. Total deposits decreased primarily as a result of decreases in money market accounts. Money market deposits decreased mainly as a result of decreased corporate account balances. Savings and NOW deposits increased, mainly as a result of corporate, personal, and municipal deposits, as the Company continued to offer competitive rates for these types of deposits during the first six months of the year. Time deposits increased primarily as a result of increased personal, corporate, and municipal time deposits as the Company has offered competitive rates for these types of deposits.

Borrowed funds totaled $622,840,000 at June 30, 2017 compared to $475,280,000 at December 31, 2016. Borrowed funds increased mainly as a result of an increase in short-term FHLBB borrowings, offset, somewhat, by a decrease in securities sold under agreements to repurchase. Securities sold under agreements to repurchase decreased, primarily as a result of decreases in corporate accounts.

Stockholders’ Equity

At June 30, 2017, total equity was $254,625,000 compared to $240,041,000 million at December 31, 2016. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. The Company’s leverage ratio stood at 6.31% at June 30, 2017, compared to 6.28% at December 31, 2016. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of June 30, 2017 was $45.73 per share compared to $43.11 at December 31, 2016.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$970,317	$9,742	4.03%	$840,670	$8,321	3.98%
Loans tax-exempt	1,081,163	10,529	3.91%	952,325	8,963	3.79%
Securities available-for-sale (5):
Taxable	366,995	1,411	1.54%	329,645	918	1.11%
Tax-exempt	124,060	442	1.43%	142,691	315	0.88%
Securities held-to-maturity:
Taxable	1,771,395	9,824	2.22%	1,519,615	8,128	2.14%
Interest-bearing deposits in other banks	137,052	349	1.02%	238,076	308	0.52%

Total interest-earning assets	4,450,982	32,297	2.91%	4,023,022	26,953	2.69%
Non interest-earning assets	220,892			208,568
Allowance for loan losses	(25,115)			(23,764)

Total assets	$4,646,759			$4,207,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,024,625	$881	0.34%	$892,631	$526	0.24%
Savings accounts	509,746	619	0.49%	405,976	412	0.41%
Money market accounts	1,064,211	1,234	0.47%	990,215	781	0.32%
Time deposits	555,923	1,902	1.37%	449,372	1,394	1.25%

Total interest-bearing deposits	3,154,505	4,636	0.59%	2,738,194	3,113	0.46%
Securities sold under agreements to repurchase	196,354	120	0.25%	233,197	126	0.22%
Other borrowed funds and subordinated debentures	320,358	1,945	2.44%	365,259	2,247	2.47%

Total interest-bearing liabilities	3,671,217	6,701	0.73%	3,336,650	5,486	0.66%

Non-interest-bearing liabilities
Demand deposits	664,602			589,491
Other liabilities	60,339			57,994

Total liabilities	4,396,158			3,984,135

Stockholders’ equity	250,601			223,691
Total liabilities & stockholders’ equity	$4,646,759			$4,207,826

Net interest income on a fully taxable equivalent basis		25,596			21,467
Less taxable equivalent adjustment		(3,491)			(3,211)

Net interest income		$22,105			$18,256

Net interest spread (3)			2.18%			2.03%

Net interest margin (4)			2.31%			2.15%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$952,817	$18,775	3.97%	$848,656	$16,712	3.96%
Loans tax-exempt	1,065,457	19,794	3.75%	941,296	17,843	3.81%
Securities available-for-sale (5):
Taxable	374,463	2,676	1.43%	306,370	1,693	1.11%
Tax-exempt	137,690	926	1.35%	137,039	581	0.85%
Securities held-to-maturity:
Taxable	1,761,470	19,359	2.20%	1,477,252	15,940	2.16%
Interest-bearing deposits in other banks	170,604	742	0.87%	242,004	623	0.51%

Total interest-earning assets	4,462,501	62,272	2.80%	3,952,617	53,392	2.71%
Non interest-earning assets	220,643			206,058
Allowance for loan losses	(24,849)			(23,523)

Total assets	$4,658,295			$4,135,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$995,569	$1,581	0.32%	$863,073	$1,013	0.24%
Savings accounts	498,490	1,146	0.46%	395,158	763	0.39%
Money market accounts	1,140,029	2,508	0.44%	983,562	1,576	0.32%
Time deposits	529,040	3,553	1.35%	448,890	2,752	1.23%

Total interest-bearing deposits	3,163,128	8,788	0.56%	2,690,683	6,104	0.46%
Securities sold under agreements to repurchase	198,394	223	0.23%	227,888	241	0.21%
Other borrowed funds and subordinated debentures	320,047	3,873	2.44%	365,814	4,554	2.50%

Total interest-bearing liabilities	3,681,569	12,884	0.71%	3,284,385	10,899	0.67%

Non-interest-bearing liabilities
Demand deposits	670,241			573,303
Other liabilities	59,505			56,817

Total liabilities	4,411,315			3,914,505

Stockholders’ equity	246,980			220,647
Total liabilities & stockholders’ equity	$4,658,295			$4,135,152

Net interest income on a fully taxable equivalent basis		49,388			42,493
Less taxable equivalent adjustment		(6,827)			(6,387)

Net interest income		$42,561			$36,106

Net interest spread (3)			2.09%			2.04%

Net interest margin (4)			2.23%			2.16%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$1,322	$99	$1,421	$2,007	$56	$2,063
Tax-exempt	1,267	299	1,566	2,268	(317)	1,951
Securities available-for-sale
Taxable	113	380	493	424	559	983
Tax-exempt	(46)	173	127	3	342	345
Securities held-to-maturity
Taxable	1,387	309	1,696	3,119	300	3,419
Interest-bearing deposits in other banks	(169)	210	41	(222)	341	119

Total interest income	3,874	1,470	5,344	$7,599	$1,281	$8,880

Interest expense:
Deposits
NOW accounts	87	268	355	171	397	568
Savings accounts	118	89	207	220	163	383
Money market accounts	63	390	453	276	656	932
Time deposits	357	151	508	516	285	801

Total interest-bearing deposits	625	898	1,523	1,183	1,501	2,684
Securities sold under agreements to repurchase	(21)	15	(6)	(33)	15	(18)
Other borrowed funds and subordinated debentures	(268)	(34)	(302)	(567)	(114)	(681)

Total interest expense	336	879	1,215	583	1,402	1,985

Change in net interest income	$3,538	$591	$4,129	$7,016	$(121)	$6,895

Net Interest Income

For the three months ended June 30, 2017, net interest income on a fully taxable equivalent basis totaled $25,596,000 compared to $21,467,000 for the same period in 2016, an increase of $4,129,000 or 19.2%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets combined with a sixteen basis point increase in the net interest margin. The average balance of earning assets increased by 10.6% combined with a similar increase in average deposits. The net interest margin increased from 2.15% on a fully taxable equivalent basis in 2016 to 2.31% on the same basis for 2017. This was primarily the result of an increase in rates on earning assets. Prepayment penalties collected increased from $4,000 for the three months ended June 30, 2016 compared to $825,000 for the same period in 2017. This increase contributed approximately seven basis points to the increase in the net interest margin. Also, interest income on a fully taxable equivalent basis increased 19.8%, mainly as a result of an increase in interest earning assets. Interest expense increased 22.1% mainly as a result of an increase in deposit balances.

For the six months ended June 30, 2017, net interest income on a fully taxable equivalent basis totaled $49,388,000 compared to $42,493,000 for the same period in 2016, an increase of $6,895,000 or 16.2%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets combined with a seven basis point increase in the net interest margin. The average balance of earning assets increased by 10.6% combined with a similar increase in average deposits. The net interest margin increased from 2.16% on a fully taxable equivalent basis in 2016 to 2.23% on the same basis for 2017. This was primarily the result of an increase in rates on earning assets. Prepayment penalties collected increased from $31,000 for the six months ended June 30, 2016 compared to $857,000 for the same period in 2017. This increase contributed approximately four basis points to the increase in the net interest margin. Also, interest income on a fully taxable equivalent basis increased 19.8%, mainly as a result of an increase in interest earning assets. Interest expense increased 22.1% mainly as a result of an increase in deposit balances.

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

Provision for Loan Losses

For the three months ended June 30, 2017, the loan loss provision was $490,000 compared to a provision of $350,000 for the same period last year. For the six months ended June 30, 2017, the loan loss provision was $890,000 compared to a provision of $800,000 for the same period last year. The increase in the provision, for both time periods presented, was primarily as a result of an increase in loan growth offset, somewhat, by changes in historical loss factors. Further discussion relating to changes in portfolio composition is discussed in footnote number four.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2017 decreased by $352,000 from the same period last year to $4,291,000. This was mainly attributable to a decrease in gains on sales of mortgage loans of $529,000, a decrease of $45,000 in net gains on sales of investments, and a decrease of $22,000 in lock box income. This was partially offset by an increase of $132,000 in other income and a $112,000 increase in service charges on deposit accounts. Other income increased primarily as a result of an increase in wealth management fees, merchant and charge card fees, and other customer fees. Also, service charges on deposit accounts increased primarily as a result of an increase in customer activity. Lockbox income decreased mainly as a result of decreased customer activity.

Other operating income for the six months ended June 30, 2017 decreased by $97,000 from the same period last year to $8,200,000. This was mainly attributable to a decrease in gains on sales of mortgage loans of $428,000, a decrease of $45,000 in net gains on sales of investments, and a decrease of $40,000 in lock box income. This was partially offset by an increase of $225,000 in other income and a $191,000 increase in service charges on deposit accounts. Other income increased primarily as a result of an increase in wealth management fees, merchant and charge card fees, and other customer fees. Also, service charges on deposit accounts increased primarily as a result of an increase in customer activity. Lockbox income decreased mainly as a result of decreased customer activity.

For the quarter ended June 30, 2017, operating expenses increased by $909,000 or 5.6% to $17,197,000, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $679,000 in salaries and employee benefits, $360,000 in other expenses, and $78,000 in equipment expenses. This was partially offset by a decrease in FDIC assessments of $152,000 and a decrease of $56,000 in occupancy expenses. Salaries and employee benefits increased mainly as a result of merit increases and increased bonus accruals. Equipment expenses increased primarily as a result of an increase in service contracts. Other expenses increased primarily as a result of an increase in marketing expenses and increased contributions. FDIC assessments decreased primarily as a result of a decrease in the assessment rate. Occupancy costs decreased primarily as a result of decreased rent expense associated with a reduction in rent for one branch.

For the six months ended June 30, 2017, operating expenses increased by $2,952,000 or 9.2% to $34,922,000, from the same period last year. The increase in operating expenses for the six months was mainly attributable to an increase of $2,046,000 in salaries and employee benefits, $934,000 in other expenses, $148,000 in equipment expenses, and $106,000 in occupancy expenses. This was partially offset by a decrease in FDIC assessments of $282,000. Salaries and employee benefits increased mainly as a result of merit increases and increased bonus accruals. Occupancy cost increased primarily as a result of amortization of leasehold improvements and increased building maintenance costs associated with snow removal. Equipment expenses increased primarily as a result of an increase in service contracts. Other expenses increased primarily as a result of an increase in marketing expenses and increased contributions. FDIC assessments decreased primarily as a result of a decrease in the assessment rate.

Income Taxes

For the second quarter of 2017, the Company’s income tax expense totaled $552,000 on pretax income of $8,709,000 resulting in an effective tax rate of 6.3%. For last year’s corresponding quarter, the Company’s income tax expense totaled $20,000 on pretax income of $6,261,000 resulting in an effective tax rate of 0.3%. The increase in the effective income tax rate was primarily the result of an increase in taxable income.

For the six months ended June 30, 2017, the Company’s income tax expense totaled $696,000 on pretax income of $14,949,000 resulting in an effective tax rate of 4.7%. For last year’s corresponding period, the Company’s income tax expense totaled $84,000 on pretax income of $11,633,000 resulting in an effective tax rate of 0.7%. The increase in the effective income tax rate was primarily the result of an increase in taxable income.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2017 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – At the present time, the Company is not engaged in any legal proceedings which, if adversely determined to the Company, would have a material adverse impact on the Company’s financial condition or results of operations. From time to time, the Company is party to routine legal proceedings within the normal course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operation.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+ 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.	INS XBRL Instance Document

+ + 101.	SCH XBRL Taxonomy Extension Schema

+ + 101.	CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.	LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.	PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.	DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2017	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby, CPA
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)