Form 10-Q
period 2017-09-30
CENTURY BANCORP INC
filed 2017-11-06
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2017, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,605,829 Shares
Class B Common Stock, $1.00 par value	1,962,080 Shares

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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$57,921	$62,400
Federal funds sold and interest-bearing deposits in other banks	195,212	173,751

Total cash and cash equivalents	253,133	236,151
Short-term investments	—	3,183
Securities available-for-sale, amortized cost $388,004 and $500,220, respectively	387,790	499,297
Securities held-to-maturity, fair value $1,637,497 and $ 1,635,808, respectively	1,654,908	1,653,986
Federal Home Loan Bank of Boston, stock at cost	21,937	21,042
Loans, net:
Construction and land development	16,779	14,928
Commercial and industrial	702,646	612,503
Municipal	128,412	135,418
Commercial real estate	735,844	696,173
Residential real estate	272,588	241,357
Consumer and other	18,594	11,013
Home equity	237,094	211,857
Overdrafts	690	684

Total loans, net	2,112,647	1,923,933
Less: allowance for loan losses	25,698	24,406

Net loans	2,086,949	1,899,527
Bank premises and equipment	23,932	23,417
Accrued interest receivable	9,926	9,645
Goodwill	2,714	2,714
Other assets	116,783	113,646

Total assets	$4,558,072	$4,462,608

Liabilities
Deposits:
Demand deposits	$702,527	$689,286
Savings and NOW deposits	1,276,135	1,304,394
Money market accounts	1,019,741	1,181,179
Time deposits	607,279	478,359

Total deposits	3,605,682	3,653,218
Securities sold under agreements to repurchase	228,848	182,280
Other borrowed funds	358,000	293,000
Subordinated debentures	36,083	36,083
Due to broker	5,911	—
Other liabilities	60,900	57,986

Total liabilities	4,295,424	4,222,567
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,605,829 shares and 3,600,729 shares, respectively	3,606	3,601
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,962,080 shares and 1,967,180 shares respectively	1,962	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	264,191	243,565

	282,051	261,425
Unrealized losses on securities available-for-sale, net of taxes	(140)	(567)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(3,228)	(4,084)
Pension liability, net of taxes	(16,035)	(16,733)

Total accumulated other comprehensive loss, net of taxes	(19,403)	(21,384)

Total stockholders’ equity	262,648	240,041

Total liabilities and stockholders’ equity	$4,558,072	$4,462,608

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income
Loans	$16,658	$15,045	$48,668	$43,380
Securities held-to-maturity	9,447	8,238	28,806	24,178
Securities available-for-sale	1,809	1,439	5,143	3,546
Federal funds sold and interest-bearing deposits in other banks	607	283	1,349	906

Total interest income	28,521	25,005	83,966	72,010

Interest expense
Savings and NOW deposits	1,727	1,083	4,454	2,859
Money market accounts	1,395	909	3,903	2,485
Time deposits	2,095	1,464	5,648	4,216
Securities sold under agreements to repurchase	129	122	352	363
Other borrowed funds and subordinated debentures	1,822	2,213	5,695	6,767

Total interest expense	7,168	5,791	20,052	16,690

Net interest income	21,353	19,214	63,914	55,320

Provision for loan losses	450	375	1,340	1,175

Net interest income after provision for loan losses	20,903	18,839	62,574	54,145

Other operating income
Service charges on deposit accounts	2,089	1,983	6,179	5,882
Lockbox fees	735	759	2,367	2,431
Net gains on sales of securities	47	19	47	64
Gains on sales of mortgage loans	—	533	370	1,331
Other income	1,071	931	3,179	2,814

Total other operating income	3,942	4,225	12,142	12,522

Operating expenses
Salaries and employee benefits	10,282	10,544	32,144	30,360
Occupancy	1,427	1,509	4,663	4,639
Equipment	782	772	2,245	2,087
FDIC assessments	340	343	1,218	1,503
Other	3,374	3,462	10,857	10,012

Total operating expenses	16,205	16,630	51,127	48,601

Income before income taxes	8,640	6,434	23,589	18,066

Provision for income taxes	617	(52)	1,313	32

Net income	$8,023	$6,486	$22,276	$18,034

Share data:
Weighted average number of shares outstanding, basic
Class A	3,605,829	3,600,729	3,603,429	3,600,729
Class B	1,962,080	1,967,180	1,964,480	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,962,080	1,967,180	1,964,480	1,967,180
Basic earnings per share:
Class A	$1.75	$1.41	$4.86	$3.93
Class B	$0.87	$0.71	$2.43	$1.97
Diluted earnings per share
Class A	$1.44	$1.16	$4.00	$3.24
Class B	$0.87	$0.71	$2.43	$1.97

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended September 30,
	2017	2016
Net income	$8,023	$6,486
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	122	(98)
Less: reclassification adjustment for gains included in net income	(28)	(12)

Total unrealized (losses) gains on securities	94	(110)
Accretion of net unrealized losses transferred	223	527

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	233	242

Other comprehensive income	550	659

Comprehensive income	$8,573	$7,145

	Nine months ended September 30,
	2017	2016
Net income	$22,276	$18,034
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	455	(109)
Less: reclassification adjustment for gains included in net income	(28)	(39)

Total unrealized (losses) gains on securities	427	(148)
Accretion of net unrealized losses transferred	856	2,274

Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	698	727

Other comprehensive income	1,981	2,853

Comprehensive income	$24,257	$20,887

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2017 and 2016

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544
Net income	—	—	—	18,034	—	18,034
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $128 in taxes and $64 in realized gains	—	—	—	—	(148)	(148)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $1,216 in taxes	—	—	—	—	2,274	2,274
Pension liability adjustment, net of $484 in taxes	—	—	—	—	727	727
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,296)	—	(1,296)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(354)	—	(354)

Balance at September 30, 2016	$3,601	$1,967	$12,292	$237,616	$(21,695)	$233,781

Balance at December 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041
Net income	—	—	—	22,276	—	22,276
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $282 in taxes and $47 in realized gains	—	—	—	—	427	427
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $1,022 in taxes	—	—	—	—	856	856
Pension liability adjustment, net of $465 in taxes	—	—	—	—	698	698
Conversion of Class B Common Stock to Class A Common Stock, 5,100 shares	5	(5)	—	—	—	—
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,297)	—	(1,297)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(353)	—	(353)

Balance at September 30, 2017	$3,606	$1,962	$12,292	$264,191	$(19,403)	$262,648

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2017 and 2016

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,276	$18,034
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(370)	(1,331)
Net gains on sales of securities	(47)	(64)
Provision for loan losses	1,340	1,175
Deferred income taxes	(3,477)	(3,143)
Net depreciation and amortization	2,444	2,498
(Increase) decrease in accrued interest receivable	(281)	405
Increase in other assets	(1,478)	(3,877)
Increase in other liabilities	4,076	3,484

Net cash provided by operating activities	24,483	17,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (purchase) of short-term investments	3,183	(8)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	7,175	10,276
Purchase of Federal Home Loan Bank of Boston stock	(8,070)	(2,617)
Proceeds from calls/maturities of securities available-for-sale	211,576	206,025
Proceeds from sales of securities available-for-sale	18,133	2,376
Purchase of securities available-for-sale	(111,777)	(328,565)
Proceeds from calls/maturities of securities held-to-maturity	231,953	318,815
Proceeds from sales of securities held-to-maturity	—	192
Purchase of securities held-to-maturity	(230,813)	(441,756)
Net increase in loans	(215,063)	(182,901)
Proceeds from sales of portfolio loans	26,701	74,668
Capital expenditures	(2,881)	(1,408)

Net cash used in investing activities	(69,883)	(344,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	128,920	(18,795)
Net (decrease) increase in demand, savings, money market and NOW deposits	(176,456)	404,848
Cash dividends	(1,650)	(1,650)
Net increase in securities sold under agreements to repurchase	46,568	16,470
Net increase (decrease) in other borrowed funds	65,000	(75,000)

Net cash provided by financing activities	62,382	325,873

Net increase (decrease) in cash and cash equivalents	16,982	(1,849)
Cash and cash equivalents at beginning of period	236,151	220,724

Cash and cash equivalents at end of period	$253,133	$218,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,055	$16,806
Income taxes	4,830	2,730
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	427	(148)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	856	2,274
Pension liability adjustment, net of taxes	698	727
Change in due to (from) to broker	5,911	1,847

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Nine Months Ended September 30, 2017 and 2016

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

Note 2. Securities Available-for-Sale

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$1,999	$—	$5	$1,994	$2,000	$—	$—	$2,000
U.S. Government Sponsored Enterprises	—	—	—	—	25,000	—	48	24,952
SBA Backed Securities	80,906	40	182	80,764	57,899	14	146	57,767

U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	219,268	504	269	219,503	243,703	293	671	243,325
Privately Issued Residential Mortgage-Backed Securities	960	4	10	954	1,121	2	14	1,109
Obligations Issued by States and Political Subdivisions	79,655	—	410	79,245	165,281	—	405	164,876
Other Debt Securities	5,100	76	189	4,987	5,100	18	194	4,924
Equity Securities	116	227	—	343	116	228	—	344

Total	$388,004	$851	$1,065	$387,790	$500,220	$555	$1,478	$499,297

Included in SBA Backed Securities and U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $165,178,000 and $210,780,000 at September 30, 2017 and December 31, 2016, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $49,248,000 and $53,396,000 at September 30, 2017 and December 31, 2016, respectively. The Company realized gross gains of $47,000 from the proceeds of $18,133,000 from the sales of available-for-sale securities for the nine months ended September 30, 2017. The Company realized gross gains of $52,000 from the proceeds of $2,376,000 from the sales of available-for-sales securities for the nine months ended September 30, 2016.

Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2017.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$68,921	$68,915
After one but within five years	126,680	126,824
After five but within ten years	96,671	96,759
More than 10 years	94,116	93,597
Non-maturing	1,616	1,695

Total	$388,004	$387,790

The weighted average remaining life of investment securities available-for-sale at September 30, 2017 was 5.8 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2017 and December 31, 2016, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Treasury, SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities, Privately Issued Residential Mortgage-Backed Securities, Obligations Issued by States and Political Subdivisions, and Other Debt Securities, related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 10 and 29 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 246 holdings at September 30, 2017.

	September 30, 2017
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,994	$5	$—	$—	$1,994	$5
U.S. Government Sponsored Enterprises	—	—	—	—	—	—
SBA Backed Securities	10,561	28	44,789	154	55,350	182
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	30,914	77	59,918	192	90,832	269
Privately Issued Residential Mortgage-Backed Securities	—	—	671	10	671	10
Obligations Issued by States and Political Subdivisions	—	—	4,297	410	4,297	410
Other Debt Securities	399	1	1,812	188	2,211	189

Total temporarily impaired securities	$43,868	$111	$111,487	$954	$155,355	$1,065

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

	December 31, 2016
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$24,952	$48	$—	$—	$24,952	$48
SBA Backed Securities	52,346	145	951	1	53,297	146
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	135,612	485	31,504	186	167,116	671
Privately Issued Residential Mortgage-Backed Securities	—	—	757	14	757	14
Obligations Issued by States and Political Subdivisions	—	—	4,298	405	4,298	405
Other Debt Securities	453	47	1,553	147	2,006	194

Total temporarily impaired securities	$213,363	$725	$39,063	$753	$252,426	$1,478

Note 3. Investment Securities Held-to-Maturity

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$114,527	$828	$281	$115,074	$148,326	$1,066	$527	$148,865
SBA Backed Securities	58,844	3	1,003	57,844	46,140	—	1,088	45,052
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,481,537	4,970	21,928	1,464,579	1,459,520	4,948	22,577	1,441,891

Total	$1,654,908	$5,801	$23,212	$1,637,497	$1,653,986	$6,014	$24,192	$1,635,808

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,221,518,000 and $1,147,207,000 at September 30, 2017 and December 31, 2016, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $291,330,000 and $424,353,000 at September 30, 2017 and December 31, 2016, respectively. There were no sales of held-to-maturity securities for the nine months ended September 30, 2017. The Company realized gross gains of $12,000 from the proceeds of $192,000 from the sales of securities held-to-maturity for the nine months ended September 30, 2016. The sales of securities held-to-maturity relate to certain mortgage backed securities for which the Company had previously collected a substantial portion of its principal investment.

At September 30, 2017 and December 31, 2016, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2017.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$39,780	$39,804
After one but within five years	1,219,826	1,208,388
After five but within ten years	392,012	386,114
More than ten years	3,290	3,191

Total	$1,654,908	$1,637,497

The weighted average remaining life of investment securities held-to-maturity at September 30, 2017 was 4.2 years. Included in the weighted average remaining life calculation at September 30, 2017 were $20,496,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2017 and December 31, 2016, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired September 30, 2017 and December 31, 2016.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at

September 30, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 129 and 88 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 392 holdings at September 30, 2017.

	September 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$35,226	$270	$4,989	$11	$40,215	$281
SBA Backed Securities	45,551	659	9,275	344	54,826	1,003
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	652,183	9,601	431,094	12,327	1,083,277	21,928

Total temporarily impaired securities	$732,960	$10,530	$445,358	$12,682	$1,178,318	$23,212

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Allowance for loan losses, beginning of period	$25,289	$23,863	$24,406	$23,075
Loans charged off	(95)	(118)	(292)	(298)
Recoveries on loans previously charged-off	54	93	244	345

Net recoveries (charge-offs)	(41)	(25)	(48)	47
Provision charged to expense	450	375	1,340	1,175
Reclassification to other liabilities *	—	(5)	—	(89)

Allowance for loan losses, end of period	$25,698	$24,208	$25,698	$24,208

*	The reclassification relates to allowance for loan loss allocations on unused commitments that have been reclassified to other liabiliites.

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2017 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at June 30, 2017	$1,137	$7,563	$1,859	$11,028	$2,118	$195	$1,146	$243	$25,289
Charge-offs	—	(20)	—	—	—	(75)	—	—	(95)
Recoveries	—	9	—	—	—	45	—	—	54
Provision	323	1,297	265	(1,491)	(45)	220	(103)	(16)	450

Ending balance at September 30, 2017	$1,460	$8,849	$2,124	$9,537	$2,073	$385	$1,043	$227	$25,698

Amount of allowance for loan losses for loans deemed to be impaired	$—	$8	$—	$111	$67	$—	$—	$—	$186

Amount of allowance for loan losses for loans not deemed to be impaired	$1,460	$8,841	$2,124	$9,426	$2,006	$385	$1,043	$227	$25,512

Loans:
Ending balance	$16,779	$702,646	$128,412	$735,844	$272,588	$19,284	$237,094	$—	$2,112,647

Loans deemed to be impaired	$—	$366	$—	$2,583	$4,318	$—	$—	$—	$7,267

Loans not deemed to be impaired	$16,779	$702,280	$128,412	$733,261	$268,270	$19,284	$237,094	$—	$2,105,380

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2017 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2016	$1,012	$6,972	$1,612	$11,135	$1,698	$582	$1,102	$293	$24,406
Charge-offs	—	(49)	—	—	—	(243)	—	—	(292)
Recoveries	—	63	—	—	2	179	—	—	244
Provision	448	1,863	512	(1,598)	373	(133)	(59)	(66)	1,340

Ending balance at September 30, 2017	$1,460	$8,849	$2,124	$9,537	$2,073	$385	$1,043	$227	$25,698

Amount of allowance for loan losses for loans deemed to be impaired	$—	$8	$—	$111	$67	$—	$—	$—	$186

Amount of allowance for loan losses for loans not deemed to be impaired	$1,460	$8,841	$2,124	$9,426	$2,006	$385	$1,043	$227	$25,512

Loans:
Ending balance	$16,779	$702,646	$128,412	$735,844	$272,588	$19,284	$237,094	$—	$2,112,647

Loans deemed to be impaired	$—	$366	$—	$2,583	$4,318	$—	$—	$—	$7,267

Loans not deemed to be impaired	$16,779	$702,280	$128,412	$733,261	$268,270	$19,284	$237,094	$—	$2,105,380

During the nine months ending September 30, 2017, the Company’s provision was primarily attributable to an increase in commercial and industrial, construction and land development, and residential real estate balances offset, somewhat, by changes in historical loss rates and qualitative factors. During the three months ending September 30, 2017 the Company’s provision was primarily attributable to an increase in commercial and industrial loan balances offset, somewhat, by changes in historical loss rates and qualitative factors.

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

During the nine months ending September 30, 2016, the Company’s provision was primarily attributable to an increase in municipal and residential real estate balances, offset, somewhat by changes in historical loss and qualitative factors. During the three months ending September 30, 2016 the Company’s provision was primarily attributable to an increase in commercial and industrial loan balances.

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2017 and December 31, 2016.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2017 and December 31, 2016.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2017 and December 31, 2016 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at September 30, 2017.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$16,779	$696,934	$128,412	$708,558
4 (Monitor)	—	5,346	—	24,703
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	366	—	2,583

Total	$16,779	$702,646	$128,412	$735,844

The following table presents the Company’s loans by risk rating at December 31, 2016.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$14,834	$612,114	$135,418	$661,271
4 (Monitor)	—	—	—	31,753
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	94	389	—	3,149

Total	$14,928	$612,503	$135,418	$696,173

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2017 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$365,441	$62,657	$45,371	$473,469
A1 – A3	247,253	7,770	128,743	383,766
Baa1 – Baa3	—	46,970	124,932	171,902
Ba2	—	8,165	—	8,165

Total	$612,694	$125,562	$299,046	$1,037,302

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$334,674	$66,245	$6,596	$407,515
A1 – A3	188,777	33,365	129,423	351,565
Baa1 – Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at September 30, 2017 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$16,779	$16,779
Commercial and industrial	159	55	—	214	702,432	702,646
Municipal	—	—	—	—	128,412	128,412
Commercial real estate	611	225	—	836	735,008	735,844
Residential real estate	237	670	—	907	271,681	272,588
Consumer and overdrafts	11	—	—	11	19,273	19,284
Home equity	1,032	648	—	1,680	235,414	237,094

Total	$2,050	$1,598	$—	$3,648	$2,108,999	$2,112,647

Further information pertaining to the allowance for loan losses at December 31, 2016 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$94	$—	$94	$14,834	$14,928
Commercial and industrial	37	65	—	102	612,401	612,503
Municipal	—	—	—	—	135,418	135,418
Commercial real estate	597	150	—	747	695,426	696,173
Residential real estate	245	656	—	901	240,456	241,357
Consumer and overdrafts	—	11	—	11	11,686	11,697
Home equity	735	108	—	843	211,014	211,857

Total	$1,614	$1,084	$—	$2,698	$1,921,235	$1,923,933

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

The following is information pertaining to impaired loans for September 30, 2017:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/17	Interest Income Recognized for 3 Months Ending 9/30/17	Average Carrying Value for 9 Months Ending 9/30/17	Interest Income Recognized for 9 Months Ending 9/30/17
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	54	261	—	60	—	49	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	91	109	—	45	—	313	—
Residential real estate	72	163	—	75	2	81	5
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$217	$533	$—	$180	$2	$443	$5

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$56	$—
Commercial and industrial	312	328	8	319	4	328	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,492	2,599	111	2,547	22	2,542	69
Residential real estate	4,246	4,247	67	4,257	19	1,767	36
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$7,050	$7,174	$186	$7,123	$45	$4,693	$117

Total:
Construction and land development	$—	$—	$—	$—	$—	$56	$—
Commercial and industrial	366	589	8	379	4	377	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,583	2,708	111	2,592	22	2,855	69
Residential real estate	4,318	4,410	67	4,332	21	1,848	41
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$7,267	$7,707	$186	$7,303	$47	$5,136	$122

The following is information pertaining to impaired loans for September 30, 2016:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/16	Interest Income Recognized for 3 Months Ending 9/30/16	Average Carrying Value for 9 Months Ending 9/30/16	Interest Income Recognized for 9 Months Ending 9/30/16
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	228	414	—	51	2	54	7
Municipal	—	—	—	—	—	—	—
Commercial real estate	593	593	—	594	9	310	30
Residential real estate	97	186	—	101	2	106	6
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$918	$1,193	$—	$746	$13	$470	$43

With required reserve recorded:
Construction and land development	$95	$108	$4	$96	$—	$97	$—
Commercial and industrial	171	187	9	353	2	367	7
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,114	3,219	143	3,128	31	2,251	64
Residential real estate	111	110	7	111	1	387	4
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	36	—

Total	$3,491	$3,624	$163	$3,688	$34	$3,138	$75

Total:
Construction and land development	$95	$108	$4	$96	$—	$97	$—
Commercial and industrial	399	601	9	404	4	421	14
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,707	3,812	143	3,722	40	2,561	94
Residential real estate	208	296	7	212	3	493	10
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	36	—

Total	$4,409	$4,817	$163	$4,434	$47	$3,608	$118

There was no troubled debt restructurings that occurred during the nine month period ended September 30, 2017.

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

There were no troubled debt restructurings that subsequently defaulted during the three and nine month periods ending September 30, 2016.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$47		$19		Net gains on sales of investments
	(19)		(7)		Provision for income taxes

	$28		$12		Net income

Accretion of unrealized losses transferred	$(554)		$(809)		Interest on securities held-to-maturity
	331		282		Provision for income taxes

	$(223)		$(527)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(3	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(385	)(b)	(401	)(b)	Salaries and employee benefits

Total before tax	(388)		(404)		Income before taxes

	155		162		Provision for income taxes

	$(233)		$(242)		Net income

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$47		$64		Net gains on sales of investments
	(19)		(25)		Provision for income taxes

	$28		$39		Net income

Accretion of unrealized losses transferred	$(1,878)		$(3,490)		Interest on securities held-to-maturity
	1,022		1,216		Provision for income taxes

	$(856)		$(2,274)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(8	)(b)	$(8	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(1,155	)(b)	(1,203	)(b)	Salaries and employee benefits

Total before tax	(1,163)		(1,211)		Income before taxes

	465		484		Provision for income taxes

	$(698)		$(727)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended September 30, 2017 and 2016.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2017	2016	2017	2016
Basic EPS Computation:
Numerator:
Net income, Class A	$6,307	$5,094	$17,505	$14,165
Net income, Class B	1,716	1,392	4,771	3,869
Denominator:
Weighted average shares outstanding, Class A	3,605,829	3,600,729	3,603,429	3,600,729
Weighted average shares outstanding, Class B	1,962,080	1,967,180	1,964,480	1,967,180
Basic EPS, Class A	$1.75	$1.41	$4.86	$3.93
Basic EPS, Class B	0.87	0.71	2.43	1.97

Diluted EPS Computation:
Numerator:
Net income, Class A	$6,307	$5,094	$17,505	$14,165
Net income, Class B	1,716	1,392	4,771	3,869

Total net income, for diluted EPS, Class A computation	8,023	6,486	22,276	18,034
Denominator:
Weighted average shares outstanding, basic, Class A	3,605,829	3,600,729	3,603,429	3,600,729
Weighted average shares outstanding, Class B	1,962,080	1,967,180	1,964,480	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,962,080	1,967,180	1,964,480	1,967,180
Diluted EPS, Class A	$1.44	$1.16	$4.00	$3.24
Diluted EPS, Class B	0.87	0.71	2.43	1.97

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

Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2017	2016	2017	2016
	(in thousands)
Service cost	$310	$318	$395	$455
Interest	362	340	345	334
Expected return on plan assets	(746)	(694)	—	—
Recognized prior service cost (benefit)	(26)	(26)	29	29
Recognized net actuarial losses	226	200	159	200

Net periodic benefit (credit) cost	$126	$138	$928	$1,018

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2017	2016	2017	2016
	(in thousands)
Service cost	$930	$954	$1,184	$1,366
Interest	1,087	1,020	1,035	1,002
Expected return on plan assets	(2,238)	(2,082)	—	—
Recognized prior service cost (benefit)	(78)	(78)	87	87
Recognized net actuarial losses	678	600	477	600

Net periodic benefit (credit) cost	$379	$414	$2,783	$3,055

Contributions

The Company intends to contribute $1,000,000 to the Pension Plan in 2017. As of September 30, 2017, $750,000 has been contributed.

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

The results of the fair value hierarchy as of September 30, 2017, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,994	$—	$1,994	$—
U.S. Government Sponsored Enterprises	—	—	—	—
SBA Backed Securities	80,764	—	80,764	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	219,503	—	219,503	—
Privately Issued Residential Mortgage-Backed Securities	954	—	954	—
Obligations Issued by States and Political Subdivisions	79,245	—	—	79,245
Other Debt Securities	4,987	—	4,987	—
Equity Securities	343	343	—	—

Total	$387,790	$343	$308,202	$79,245

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	$134	$—	$—	$134

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three and nine month periods ended September 30, 2017 amounted to $15,000 and $11,000, respectively.

There were no transfers between level 1, 2 and 3 for the nine months ended September 30, 2017. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month period ended September 30, 2017.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$79,245	Discounted cash flow	Discount rate	0%-2% (3)
Impaired Loans	$134	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. There was one auction rate security whose fair value is based on the evaluation of the underlying issuer, prevailing interest rates and market liquidity.

The changes in Level 3 securities for the three month period ended September 30, 2017 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(in thousands)
Balance at December 31, 2016	$4,298	$160,578	$—	$164,876
Purchases	—	61,393	—	61,393
Maturities and calls	—	(146,869)	—	(146,869)
Amortization	—	(155)	—	(155)
Changes in fair value	—	—	—	—

Balance at September 30, 2017	$4,298	$74,947	$—	$79,245

The amortized cost of Level 3 securities was $79,655,000 at September 30, 2017 with an unrealized loss of $410,000. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The changes in Level 3 securities for the six month period ended September 30, 2016, are shown in the table below:

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

September 30, 2017	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$1,654,908	$1,637,497	$—	$1,637,497	$—
Loans (1)	2,086,949	2,059,983	—	—	2,059,983
Financial liabilities:
Time deposits	607,279	606,256	—	606,256	—
Other borrowed funds	358,000	359,305	—	359,305	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2016
Financial assets:
Securities held-to-maturity	$1,653,986	$1,635,808	$—	$1,635,808	$—
Loans (1)	1,899,527	1,873,703	—	—	1,873,703
Financial liabilities:
Time deposits	478,359	480,133	—	480,133	—
Other borrowed funds	293,000	294,940	—	294,940	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018. Management is currently assessing the applicability of ASU 2017-11 and has not determined the impact of the adoption, if any, as of September 30, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. Management is currently assessing ASU 2017-09. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt. The FASB is issuing this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. The FASB is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of September 30, 2017.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this

ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. Management is currently assessing this ASU. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960) Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965), Employee Benefit Plan Master Trust Reporting. The FASB has issued this ASU to improve the usefulness of the information reported to users of employee benefit plan financial statements and to provide clarity to preparers and auditors. This ASU relates primarily to the reporting by an employee benefit plan for its interest in a master trust. The amendments in this ASU clarify presentation requirements for a plan’s interest in a master trust and require more detailed disclosures of the plan’s interest in the master trust. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is currently assessing this ASU and has not determined the impact, if any, as of September 30, 2017.

In February 2017, the FASB issued ASU 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This ASU was issued to clarify the scope of Subtopic 610-20, and to add guidance for partial sales of nonfinancial assets. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 Management is currently assessing this ASU. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. Management is currently assessing this ASU and has not determined the impact, if any, as of September 30, 2017.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing this ASU and has not determined the impact, if any, as of September 30, 2017.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The intention of this ASU is to provide additional clarification on specific issues brought forth by the FASB and the International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition in relation to Topic 606 and revenue recognition. This ASU is to have the same effective date as ASU 2015-14 which deferred the effective date of ASU 2014-09 to December 15, 2017. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Since the issuance of Update 2014-09, the FASB has finalized various amendments to the standard that include corrections, improvements and timing modifications.

In July 2015, the FASB approved the deferral of the new standard’s effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.

In 2017, we established a cross-functional implementation team consisting of representatives from across our business segments. We utilized a bottom-up approach to analyze the impact of the standard on our contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. In addition, we identified and implemented appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. The implementation team has reported the findings and progress of the project to management on a frequent basis over this past year.

We have been closely monitoring FASB activity related to the new standard. In the first nine months of 2017, we made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. In the third quarter of 2017, we finalized our contract reviews. Based on our evaluation, we will use the modified retrospective transition method.

The Company is continuing to assess this ASU. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company is currently assessing this ASU and has not determined the impact, if any, as of September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At September 30, 2017, the Company had total assets of $4.6 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments, businesses, and educational institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the nine months ended September 30, 2017, was $22,276,000 or $4.00 per Class A share diluted, an increase of 23.5% compared to net income of $18,034,000, or $3.24 per Class A share diluted, for the same period a year ago. For the quarter ended September 30, 2017, net income totaled $8,023,000 or $1.44 per Class A share diluted, an increase of 23.7% compared to net income of $6,486,000, or $1.16 per Class A share diluted, for the same period a year ago.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended September 30,
	2017	2016
Basic EPS – Class A common	$1.75	$1.41
Basic EPS – Class B common	$0.87	$0.71
Diluted EPS – Class A common	$1.44	$1.16
Diluted EPS – Class B common	$0.87	$0.71

	Nine Months Ended September 30,
	2017	2016
Basic EPS – Class A common	$4.86	$3.93
Basic EPS – Class B common	$2.43	$1.97
Diluted EPS – Class A common	$4.00	$3.24
Diluted EPS – Class B common	$2.43	$1.97

Net interest income totaled $63,914,000 for the nine months ended September 30, 2017 compared to $55,320,000 for the same period in 2016. The 15.5% increase in net interest income for the period is primarily due to an increase in average earning assets and an increase in the net interest margin. The net interest margin increased from 2.15% on a fully taxable equivalent basis in 2016 to 2.24% for the same period in 2017. This was primarily the result of an increase in rates on earning assets and prepayment penalties collected. The average balances of earning assets increased by 9.6% combined with a similar increase in average deposits. Also, interest expense increased 20.1% primarily as a result of an increase in rates and an increase in deposit balances.

The trends in the net interest margin are illustrated in the graph below:

During the second and third quarter of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 primarily as a result of lower yielding loan originations. The margin increased during the first quarter of 2016 primarily as a result of an increase in rates on earning assets. The margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets. The margin increased during the first, second and third quarters of 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter. During the first, second, and third quarters of 2017, the Company has not seen a corresponding increase in short term rates on interest bearing liabilities.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses increased by $165,000 from $1,175,000 for the nine months ended September 30, 2016 to $1,340,000 for the same period in 2017, primarily as a result of an increase in loan growth offset, somewhat, by changes in historical loss factors. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $1,598,000 at September 30, 2017, compared to $1,084,000 at December 31, 2016.

For the first nine months of 2017, the Company’s effective income tax rate was 5.6% compared to 0.2% for last year’s corresponding period. The effective income tax rate increased primarily as a result of an increase in taxable income.

During June 2016, the Company entered into a lease agreement to open a new branch located in Wellesley, Massachusetts. The Company closed its existing Wellesley branch and transferred the accounts to the new Wellesley branch which opened on December 19, 2016. On September 25, 2017 the Company purchased the new Wellesley location.

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

In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The 2016 Presidential election and resulting change to a Republican Administration created the possibility that some of the “reforms” contained in the Act may be repealed or modified. New reforms under discussion include the prospect of some type of regulatory burden relief for small banks which in this context might include the Company. The extent and consequences of any such changes can’t be currently assessed but at the present time the Company does not think it is likely that changes that may be made will have any material effect on the Company’s financial condition and results of operations.

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

Financial Condition

Loans

On September 30, 2017, total loans outstanding were $2,112,647,000, up by $188,714,000 from the total on December 31, 2016. At September 30, 2017, commercial real estate loans accounted for 34.8%, commercial and industrial accounted for 33.3%, and residential real estate loans, including home equity loans, accounted for 24.1% of total loans.

Commercial real estate loans increased to $735,844,000 at September 30, 2017 from $696,173,000 at December 31, 2016, primarily as a result of new loan originations. Residential real estate loans increased to $272,588,000 at September 30, 2017 from $241,357,000 at December 31, 2016, primarily as a result of new loan originations. Home equity loans increased to $237,094,000 at September 30, 2017 from $211,857,000 at December 31, 2016, primarily as a result of a home equity loan promotion.

Commercial and industrial loans increased to $702,646,000 at September 30, 2017 from $612,503,000 at December 31, 2016, primarily as a result of an increase in larger loan originations to large institutions. Construction loans increased to $16,779,000 at September 30, 2017 from $14,928,000 on December 31, 2016. Municipal loans decreased to $128,412,000 from $135,418,000, primarily as a result of payoffs of existing loans. In recent quarters, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at September 30, 2017 was $25,698,000 as compared to $24,406,000 at December 31, 2016. The level of the allowance for loan losses to total loans was 1.22% at September 30, 2017 and 1.27% at December 31, 2016.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loans types as a percentage of the overall portfolio, has resulted in a decrease in the ratio of allowance for loan losses to total loans for 2016 and has continued into 2017. Also, during 2016 and the first nine months of 2017, the Company’s weighted average risk rating has decreased. Additionally, the Company has continued to increase its lending for large loans to large institutions with publicly available credit ratings. The historical loss allocation for these types of loans is low. This has contributed to the continued decrease in the ratio of allowance for loan losses to total loans for 2017.

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

For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$365,441	$62,657	$45,371	$473,469
A1 – A3	247,253	7,770	128,743	383,766
Baa1 – Baa3	—	46,970	124,932	171,902
Ba2	—	8,165	—	8,165

Total	$612,694	$125,562	$299,046	$1,037,302

Credit ratings issued by national organizations are presented in the following table at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$334,674	$66,245	$6,596	$407,515
A1 – A3	188,777	33,365	129,423	351,565
Baa1 – Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Allowance for loan losses, beginning of period	$25,289	$23,863	$24,406	$23,075
Loans charged off	(95)	(118)	(292)	(298)
Recoveries on loans previously charged-off	54	93	244	345

Net recoveries (charge-offs)	(41)	(25)	(48)	47
Provision charged to expense	450	375	1,340	1,175
Reclassification to other liabilities *	—	(5)	—	(89)

Allowance for loan losses, end of period	$25,698	$24,208	$25,698	$24,208

*	The reclassification relates to allowance for loan loss allocations on unused commitments that have been reclassified to other liabiliites.

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30 2017	December 31, 2016
	(dollars in thousands)
Nonaccruing loans	$1,598	$1,084
Total nonperforming assets	$1,598	$1,084
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.08%	0.06%
Nonperforming assets as a percentage of total assets	0.04%	0.02%
Accruing troubled debt restructures	$2,843	$3,526

Cash and Cash Equivalents

Cash and cash equivalents increased from $236,151,000 to $253,133,000 during the first nine months of 2017. This increase was primarily attributable to increased temporary borrowings.

Short-term Investments

Short-term investments decreased by $3,183,000, as a result of maturities during the first nine months of 2017.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $387,790,000 at September 30, 2017, a decrease of 22.3% from December 31, 2016. The portfolio decreased mainly as a result of calls and maturities of securities available-for-sale totaling $211,576,000 for the nine months ended September 30, 2017. The calls and maturities were offset, somewhat, by purchases of $111,777,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.8 years.

At September 30, 2017, 79.5% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $79,245,000 or 20.4% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first nine months of 2017, net unrealized losses on the securities available-for-sale decreased to $214,000 from a net unrealized loss of $923,000 at December 31, 2016. The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	September 30,	December 31,
	2017	2016
	(in thousands)
U.S. Treasury	$1,994	$2,000
U.S. Government Sponsored Enterprises	—	24,952
Small Business Administration	80,764	57,767
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	219,503	243,325
Privately Issued Residential Mortgage- backed Securities	954	1,109
Obligations issued by States and Political Subdivisions	79,245	164,876
Other Debt Securities	4,987	4,924
Equity Securities	343	344

Total Securities Available–for-Sale	$387,790	$499,297

The Company realized gross gains of $47,000 from the proceeds of $18,133,000 from the sales of available-for-sale securities for the nine months ended September 30, 2017. The Company realized gross gains of $52,000 from the proceeds of $2,376,000 from the sales of available-for-sales securities for the nine months ended September 30, 2016.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1,654,908,000 on September 30, 2017, an increase of 0.1% from December 31, 2016. Purchases of securities held-to-maturity totaled $230,813,000 for the nine months ended September 30, 2017. The purchases were offset, by calls and maturities of $231,953,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.2 years. The following table sets forth the fair value of securities held-to-maturity at the dates indicated.

	September 30, 2017	December 31, 2016
	(in thousands)
U.S. Government Sponsored Enterprises	$114,527	$148,326
SBA Backed Securities	58,844	46,140
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,481,537	1,459,520

Total Securities Held-to-Maturity	$1,654,908	$1,653,986

There were no sales of held-to-maturity securities for the nine months ended September 30, 2017. The Company realized gross gains of $12,000 from the proceeds of $192,000 from the sales of securities held-to-maturity for the nine months ended September 30, 2016. The sales of securities held-to-maturity relate to certain mortgage backed securities for which the Company had previously collected a substantial portion of its principal investment.

At September 30, 2017 and December 31, 2016, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. There were no sales of investments for the nine months ending September 30, 2017.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first nine months of 2017, the FHLBB redeemed $7,175,000 of FHLBB stock and the Company purchased $8,070,000 of FHLBB stock. As of September 30, 2017, no impairment has been recognized.

Deposits and Borrowed Funds

On September 30, 2017, deposits totaled $3,605,682,000, representing a 1.3% decrease from December 31, 2016. Total deposits decreased primarily as a result of decreases in money market accounts and savings and NOW deposits. Money market deposits decreased mainly as a result of decreased corporate account balances. Savings and NOW deposits decreased, mainly as a result of decreased personal and municipal deposits. Time deposits increased primarily as a result of increased personal, corporate, and municipal time deposits as the Company has offered competitive rates for these types of deposits.

Borrowed funds totaled $586,848,000 at September 30, 2017 compared to $475,280,000 at December 31, 2016. Borrowed funds increased mainly as a result of an increase in short-term FHLBB borrowings and securities sold under agreements to repurchase. Securities sold under agreements to repurchase increased primarily as a result of increases in corporate accounts.

Stockholders’ Equity

At September 30, 2017, total equity was $262,648,000 compared to $240,041,000 at December 31, 2016. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. The Company’s leverage ratio stood at 6.56% at September 30, 2017, compared to 6.28% at December 31, 2016. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of September 30, 2017 was $47.17 per share compared to $43.11 at December 31, 2016.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$996,343	$10,007	3.98%	$872,906	$9,016	4.11%
Loans tax-exempt	1,075,118	10,104	3.73%	1,005,725	9,240	3.65%
Securities available-for-sale (5):
Taxable	335,701	1,560	1.86%	395,670	1,112	1.12%
Tax-exempt	85,642	353	1.65%	174,942	454	1.04%
Securities held-to-maturity:
Taxable	1,695,355	9,447	2.23%	1,559,082	8,238	2.11%
Interest-bearing deposits in other banks	190,274	607	1.28%	216,768	283	0.52%

Total interest-earning assets	4,378,433	32,078	2.92%	4,225,093	28,343	2.69%
Non interest-earning assets	219,310			210,568
Allowance for loan losses	(25,562)			(24,092)

Total assets	$4,572,181			$4,411,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$938,137	$1,029	0.44%	$947,041	$622	0.26%
Savings accounts	512,521	698	0.54%	426,241	461	0.43%
Money market accounts	1,022,148	1,395	0.54%	1,066,121	909	0.34%
Time deposits	594,193	2,095	1.40%	454,578	1,464	1.28%

Total interest-bearing deposits	3,066,999	5,217	0.67%	2,893,981	3,456	0.48%
Securities sold under agreements to repurchase	183,929	129	0.28%	233,188	122	0.21%
Other borrowed funds and subordinated debentures	311,540	1,822	2.32%	371,246	2,213	2.37%

Total interest-bearing liabilities	3,562,468	7,168	0.80%	3,498,415	5,791	0.66%

Non-interest-bearing liabilities
Demand deposits	689,274			625,024
Other liabilities	61,785			57,812

Total liabilities	4,313,527			4,181,251

Stockholders’ equity	258,654			230,318

Total liabilities & stockholders’ equity	$4,572,181			$4,411,569

Net interest income on a fully taxable equivalent basis		24,910			22,552
Less taxable equivalent adjustment		(3,557)			(3,338)

Net interest income		$21,353			$19,214

Net interest spread (3)			2.12%			2.01%

Net interest margin (4)			2.26%			2.12%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$967,482	$28,782	3.98%	$856,797	$25,728	4.01%
Loans tax-exempt	1,068,716	29,897	3.74%	962,930	27,083	3.76%
Securities available-for-sale (5):
Taxable	361,400	4,236	1.56%	336,354	2,805	1.11%
Tax-exempt	120,150	1,280	1.42%	149,766	1,035	0.92%
Securities held-to-maturity:
Taxable	1,739,189	28,806	2.21%	1,504,728	24,178	2.14%
Interest-bearing deposits in other banks	177,233	1,349	1.01%	233,531	906	0.52%

Total interest-earning assets	4,434,170	94,350	2.84%	4,044,106	81,735	2.70%
Non interest-earning assets	220,194			207,571
Allowance for loan losses	(25,089)			(23,714)

Total assets	$4,629,275			$4,227,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$976,215	$2,610	0.36%	$891,267	$1,635	0.25%
Savings accounts	503,218	1,844	0.49%	405,594	1,224	0.40%
Money market accounts	1,100,304	3,903	0.47%	1,011,283	2,485	0.33%
Time deposits	550,996	5,648	1.37%	450,799	4,216	1.25%

Total interest-bearing deposits	3,130,733	14,005	0.60%	2,758,943	9,560	0.46%
Securities sold under agreements to repurchase	193,519	352	0.24%	229,668	363	0.21%
Other borrowed funds and subordinated debentures	317,180	5,695	2.40%	367,638	6,767	2.00%

Total interest-bearing liabilities	3,641,432	20,052	0.74%	3,356,249	16,690	0.66%

Non-interest-bearing liabilities
Demand deposits	676,655			590,669
Other liabilities	60,274			57,151

Total liabilities	4,378,361			4,004,069

Stockholders’ equity	250,914			223,894
Total liabilities & stockholders’ equity	$4,629,275			$4,227,963

Net interest income on a fully taxable equivalent basis		74,298			65,045
Less taxable equivalent adjustment		(10,384)			(9,725)

Net interest income		$63,914			$55,320

Net interest spread (3)			2.11%			2.04%

Net interest margin (4)			2.24%			2.15%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$1,267	$(276)	$991	$3,272	$(218)	$3,054
Tax-exempt	669	195	864	2,936	(122)	2,814
Securities available-for-sale
Taxable	(189)	637	448	222	1,209	1,431
Tax-exempt	(295)	194	(101)	(234)	479	245
Securities held-to-maturity
Taxable	744	465	1,209	3,864	764	4,628
Interest-bearing deposits in other banks	(38)	362	324	(261)	704	443

Total interest income	2,158	1,577	3,735	$9,799	$2,816	$12,615

Interest expense:
Deposits
NOW accounts	(6)	413	407	168	807	975
Savings accounts	105	132	237	327	293	620
Money market accounts	(39)	525	486	234	1,184	1,418
Time deposits	486	145	631	997	435	1,432

Total interest-bearing deposits	546	1,215	1,761	1,726	2,719	4,445
Securities sold under agreements to repurchase	(29)	36	7	(61)	50	(11)
Other borrowed funds and subordinated debentures	(345)	(46)	(391)	(914)	(158)	(1,072)

Total interest expense	172	1,205	1,377	751	2,611	3,362

Change in net interest income	$1,986	$372	$2,358	$9,048	$205	$9,253

Net Interest Income

For the three months ended September 30, 2017, net interest income on a fully taxable equivalent basis totaled $24,910,000 compared to $22,552,000 for the same period in 2016, an increase of $2,358,000 or 10.5%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets combined with a fourteen basis point increase in the net interest margin. The average balance of earning assets increased by 3.6% combined with a similar increase in average deposits. The net interest margin increased from 2.12% on a fully taxable equivalent basis in 2016 to 2.26% on the same basis for 2017. This was primarily the result of an increase in rates on earning assets. Prepayment penalties collected decreased from $384,000 for the three months ended September 30, 2016 compared to $2,000 for the same period in 2017. This decrease accounted for an approximate three basis point offset to the increased net interest margin. Also, interest income on a fully taxable equivalent basis increased 13.2%, mainly as a result of an increase in interest earning assets. Interest expense increased 23.8% mainly as a result of an increase in rates paid on deposit balances.

For the nine months ended September 30, 2017, net interest income on a fully taxable equivalent basis totaled $74,298,000 compared to $65,045,000 for the same period in 2016, an increase of $9,253,000 or 14.2%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets combined with a nine basis point increase in the net interest margin. The average balance of earning assets increased by 9.6% combined with a similar increase in average deposits. The net interest margin increased from 2.15% on a fully taxable equivalent basis in 2016 to 2.24% on the same basis for 2017. This was primarily the result of an increase in rates on earning assets. Prepayment penalties collected increased from $415,000 for the nine months ended September 30, 2016 compared to $861,000 for the same period in 2017. This increase contributed approximately one basis point to the increase in the net interest margin. Also, interest income on a fully taxable equivalent basis increased 15.4%, mainly as a result of an increase in interest earning assets. Interest expense increased 20.1% mainly as a result of an increase in rates paid on deposit balances.

As illustrated in the table above, the main contributors to the increase in net interest income were from securities held-to-maturity, loans and securities available-for-sale. Securities held-to-maturity income increased primarily as a result of an increase in volume. Loans income increased primarily from an increase in volume, this was partially offset by decrease rates on loans from new loan originations. Securities available-for-sale income increased from an increase in rates paid on the portfolio. The Company has a sizable floating rate available-for-sale portfolio. These securities reprice as interest rates rise. The increase in net interest income was partially offset by an increase in interest expense. This was mainly the result of increased rates paid on money market, saving and NOW accounts, and time deposits. The Company has modestly raised interest rates on these products to remain competitive.

Provision for Loan Losses

For the three months ended Sept 30, 2017, the loan loss provision was $450,000 compared to a provision of $375,000 for the same period last year. For the nine months ended September 30, 2017, the loan loss provision was $1,340,000 compared to a provision of $1,175,000 for the same period last year. The increase in the provision, for both time periods presented, was primarily as a result of an increase in loan growth offset, somewhat, by changes in historical loss factors. Further discussion relating to changes in portfolio composition is discussed in footnote number four.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2017 decreased by $283,000 from the same period last year to $3,942,000. This was mainly attributable to a decrease in gains on sales of mortgage loans of $533,000. This was partially offset by an increase of $140,000 in other income and a $106,000 increase in service charges on deposit accounts. Other income increased primarily as a result of an increase in wealth management fees, merchant charge card fees, and other customer fees. Also, service charges on deposit accounts increased primarily as a result of an increase in customer activity. Lockbox income decreased by $24,000, mainly as a result of decreased customer activity.

Other operating income for the nine months ended September 30, 2017 decreased by $380,000 from the same period last year to $12,142,000. This was mainly attributable to a decrease in gains on sales of mortgage loans of $961,000, and a decrease of $64,000 in lock box income. This was partially offset by an increase of $365,000 in other income and a $297,000 increase in service charges on deposit accounts. Other income increased primarily as a result of an increase in wealth management fees, merchant charge card fees, and other customer fees. Also, service charges on deposit accounts increased primarily as a result of an increase in customer activity. Lockbox income decreased mainly as a result of decreased customer activity.

For the quarter ended September 30, 2017, operating expenses decreased by $425,000 or 2.6% to $16,205,000, from the same period last year. The decrease in operating expenses for the quarter was mainly attributable to a decrease of $262,000 in salaries and employee benefits, $88,000 in other expenses, and $82,000 in occupancy expenses. This was partially offset by an increase in equipment expense of $10,000. Salaries and employee benefits decreased mainly as a result of decreased bonus accruals. Other expenses decreased primarily as a result of a decrease in marketing expenses, legal expense, contributions, and customer losses. FDIC assessments decreased slightly primarily as a result of a decrease in the assessment rate. Occupancy costs decreased primarily as a result of decreased rent expense associated with a reduction in rent at select locations. Equipment expenses increased primarily as a result of an increase in service contracts.

For the nine months ended September 30, 2017, operating expenses increased by $2,526,000 or 5.2% to $51,127,000, from the same period last year. The increase in operating expenses for the nine months was mainly attributable to an increase of $1,784,000 in salaries and employee benefits, $845,000 in other expenses, $158,000 in equipment expenses, and $24,000 in occupancy expenses. This was partially offset by a decrease in FDIC assessments of $285,000. Salaries and employee benefits increased mainly as a result of merit increases and increased bonus accruals. Occupancy cost increased primarily as a result of amortization of leasehold improvements and increased building maintenance costs associated with snow removal. Equipment expenses increased primarily as a result of an increase in service contracts. Other expenses increased primarily as a result of an increase in marketing expenses and increased contributions. FDIC assessments decreased primarily as a result of a decrease in the assessment rate.

Income Taxes

For the third quarter of 2017, the Company’s income tax (benefit) expense totaled $617,000 on pretax income of $8,640,000 resulting in an effective tax rate of 7.1%. For last year’s corresponding quarter, the Company’s income tax expense (benefit) totaled $(52,000) on pretax income of $6,434,000 resulting in an effective tax rate of (0.8)%. The increase in the effective income tax rate was primarily the result of an increase in taxable income. Taxable income increased primarily from an increase in taxable interest income as a percentage of total interest income.

For the nine months ended September 30, 2017, the Company’s income tax expense totaled $1,313,000 on pretax income of $23,589,000 resulting in an effective tax rate of 5.6%. For last year’s corresponding period, the Company’s income tax expense totaled $32,000 on pretax income of $18,066,000 resulting in an effective tax rate of 0.2%. The increase in the effective income tax rate was primarily the result of an increase in taxable income. Taxable income increased primarily from an increase in taxable interest income as a percentage of total interest income.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2017 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	Legal proceedings – On September 7, 2017, Crimson Galeria Limited Partnership, Raj & Raj, LLC, Harvard Square Holdings LLC, and Charles River Holdings LLC (collectively, the “Plaintiffs”) filed suit in the United States District Court for the District of Massachusetts against the Attorney General of the Commonwealth of Massachusetts, the Massachusetts Department of Public Health, the City of Cambridge, the Town of Georgetown, as well as against the Bank, Healthy Pharms, Inc., (“Healthy Pharms”), Timbuktu Real Estate, LLC, Paul Overgaag, Nathaniel Averill, 4Front Advisors, LLC, 4Front Holdings LLC, Kristopher T. Krane, 3 Brothers Real Estate, LLC, Red Line Management, LLC, unspecified insurance providers to certain Plaintiffs, Tomolly, Inc., and (collectively, the “Defendants”).

The Plaintiffs allege that they own property in Cambridge, MA, and claim that the value and use of their property will be impaired by Healthy Pharms proposal to open a registered medicinal marijuana dispensary in abutting or nearby situated property. The Plaintiffs further allege that the Bank has a banking relationship with Healthy Pharms and that, by entering into such relationship, the Bank conspired with Healthy Pharms to violate the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961 et seq. The Plaintiffs seek unspecified damages, as well as injunctive and declaratory relief.

The Company believes that the claims and allegations against the Bank set forth in the complaint are without merit, and the Company and the Bank intend to vigorously defend against them.

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) — (b) Not applicable.

(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

	31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

	31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

	+ 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	+ + 101.	INS XBRL Instance Document

	+ + 101.	SCH XBRL Taxonomy Extension Schema

	+ + 101.	CAL XBRL Taxonomy Extension Calculation Linkbase

	+ + 101.	LAB XBRL Taxonomy Extension Label Linkbase

	+ + 101.	PRE XBRL Taxonomy Extension Presentation Linkbase

	+ + 101.	DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2017	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)