Form 10-K
period 2017-12-31
CENTURY BANCORP INC
filed 2018-03-15
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2017 was $230,477,369.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2018:

Class A Common Stock, $1.00 par value 3,607,429 Shares

Class B Common Stock, $1.00 par value 1,960,480 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2017 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2017, the Company had total assets of $4.8 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher education institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York.

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

Employees

As of December 31, 2017, the Company had 385 full-time and 62 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act broadened the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012. In addition, the Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance must be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2016 and was extended further to July 31, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act take effect on January 1, 2018. The Tax Act lowers the Company’s federal tax rate from 34% to 21%. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. Accordingly, the full amount of the alternative minimum tax credit carryforward will be recovered in tax years beginning before 2022. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards.

Deposit Insurance Premiums

The Bank’s deposits have the benefit of FDIC insurance up to applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of assets that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. The Company’s quarterly risk-based deposit insurance assessments were paid from this amount until June 30, 2013. The Company received a refund of $2.4 million of prepaid FDIC assessments in June 2013.

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

(iv) at December 31, 2017, approximately 68.8% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2017, approximately 24.6% of the Company’s loan portfolio was comprised of residential real estate and home equity loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2017, our goodwill and other identifiable intangible assets were approximately $2.7 million;

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

(ix) changes in the extensive laws, regulations and policies governing companies generally and bank holding companies and their subsidiaries, such as the Act and the Tax Act, could alter the Company’s business environment or affect the Company’s operations;

(x) the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact the Company’s reputation;

(xi) evolving information technologies, the need to mitigate against and react to cyber-security risks and electronic fraud risks require significant resources and notwithstanding our investment in resources, we remain subject to cyber security risks and electronic fraud;

(xii) the Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses which could have a material adverse effect on its operating results and capital ratios;

(xiii) the Company is subject to extensive regulation, supervision and examination. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of

Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also impact the Company’s financial results; and

These factors, as well as general economic and market conditions in the United States of America, may materially and adversely affect the Company’s performance, results of operations and the market price of shares of the Company’s Class A common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

No written comments received by the Company from the SEC regarding the Company’s periodic or current reports remain unresolved.

ITEM 2.	PROPERTIES

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 26 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2018 to 2028. The Company believes that its banking offices are in good condition.

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

The Plaintiffs allege that they own property in Cambridge, MA, and claim that the value and use of their property will be impaired by Healthy Pharms decision to open a registered medicinal marijuana dispensary in abutting or nearby situated property. The Plaintiffs further allege that the Bank has a banking relationship with Healthy Pharms and that, by entering into such relationship, the Bank conspired with Healthy Pharms to violate the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961 et seq. The Plaintiffs seek unspecified treble damages and attorney’s costs and fees, as well as injunctive and declaratory relief.

The Company believes that the claims and allegations against the Bank set forth in the complaint are without merit, and the Company and the Bank intend to vigorously defend against them.

On December 15, 2017, the Company filed a motion to dismiss the complaint; the plaintiffs filed an opposition brief, and the Company has filed a reply in further support of its motion.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The price range of the Company’s Class A common stock since January 1, 2016 is shown on page 14. The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

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

(b) Approximate number of equity security holders as of December 31, 2017:

Class A Common Stock	1,025
Class B Common Stock	175

(c) Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

The following table shows the dividends paid by the Company on the Class A and Class B Common Stock for the periods indicated.

	Class A	Class B
2016
First quarter	$0.12	$0.06
Second quarter	0.12	0.06
Third quarter	0.12	0.06
Fourth quarter	0.12	0.06
2017
First quarter	$0.12	$0.06
Second quarter	0.12	0.06
Third quarter	0.12	0.06
Fourth quarter	0.12	0.06

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

(d) The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2017:

	Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) ( c)
Equity compensation plans approved by security holders	—	$—	233,934
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	233,934

(e) The performance graph information required herein is shown on page 13.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 13 through 15.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 16 through 39.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on pages 37.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 40 through 95.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no changes that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting.

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

Management’s report on internal control over financial reporting is shown on page 98. The audit report of the registered public accounting firm is shown on page 97.

ITEM 9B.	OTHER INFORMATION

None.

FINANCIAL STATEMENTS

Financial Highlights

	2017	2016	2015	2014	2013
(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$113,436	$96,699	$90,093	$85,371	$79,765
Interest expense	27,820	22,617	20,134	19,136	18,805

Net interest income	85,616	74,082	69,959	66,235	60,960
Provision for loan losses	1,790	1,375	200	2,050	2,710

Net interest income after provision for loan losses	83,826	72,707	69,759	64,185	58,250
Other operating income	16,552	16,222	15,993	15,271	18,615
Operating expenses	67,119	64,757	62,198	56,730	55,812

Income before income taxes	33,259	24,172	23,554	22,726	21,053
Provision for income taxes	10,958	(362)	533	866	1,007

Net income	$22,301	$24,534	$23,021	$21,860	$20,046

Core earnings — Non-GAAP(1)	$30,749	$24,534	$23,021	$21,860	$20,046

Average shares outstanding Class A, basic	3,604,029	3,600,729	3,600,729	3,591,732	3,575,683
Average shares outstanding Class B, basic	1,963,880	1,967,180	1,967,180	1,969,030	1,980,855
Average shares outstanding Class A, diluted	5,567,909	5,567,909	5,567,909	5,562,209	5,557,693
Average shares outstanding Class B, diluted	1,963,880	1,967,180	1,967,180	1,969,030	1,980,855
Total shares outstanding at year-end	5,567,909	5,567,909	5,567,909	5,567,909	5,556,584
Earnings per share:
Basic, Class A	$4.86	$5.35	$5.02	$4.78	$4.39
Basic, Class B	$2.43	$2.68	$2.51	$2.39	$2.19
Diluted, Class A	$4.01	$4.41	$4.13	$3.93	$3.61
Diluted, Class B	$2.43	$2.68	$2.51	$2.39	$2.19
Dividend payout ratio — Non-GAAP(1)	9.9%	9.0%	9.6%	10.0%	10.9%
AT YEAR-END
Assets	$4,785,572	$4,462,608	$3,947,441	$3,624,036	$3,431,154
Loans	2,175,944	1,923,933	1,731,536	1,331,366	1,264,763
Deposits	3,916,967	3,653,218	3,075,060	2,737,591	2,715,839
Stockholders’ equity	260,297	240,041	214,544	192,500	176,472
Book value per share	$46.75	$43.11	$38.53	$34.57	$31.76
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.48%	0.57%	0.59%	0.61%	0.60%
Return on average stockholders’ equity	8.75%	10.80%	11.26%	11.57%	11.58%
Net interest margin, taxable equivalent	2.25%	2.12%	2.18%	2.22%	2.21%
Net (recoveries) charge-offs as a percent of average loans	0.00%	0.00%	(0.04)%	0.05%	0.08%
Average stockholders’ equity to average assets	5.50%	5.29%	5.25%	5.27%	5.22%
Efficiency ratio — Non-GAAP(1)	57.8%	62.7%	64.1%	62.0%	63.0%

Financial Highlights — (Continued)

(1)	Non-GAAP Financial Measures are reconciled in the following tables:

	2017	2016	2015	2014	2013
Calculation of Efficiency Ratio:
Total Operating Expenses (numerator)	$67,119	$64,757	$62,198	$56,730	$55,812

Net Interest Income	$85,616	$74,082	$69,959	$66,235	$60,960
Total Other Operating Income	16,552	16,222	15,993	15,271	18,615
Tax Equivalent Adjustment	13,979	12,917	11,140	10,033	8,984

Total Income (denominator)	$116,147	$103,221	$97,092	$91,539	$88,559

Efficiency Ratio, Year — Non-GAAP	57.8%	62.7%	64.1%	62.0%	63.0%

	2017	2016	2015	2014	2013
Calculation of Dividend Payout Ratio:
Dividends Paid (numerator)	$2,200	$2,201	$2,200	$2,196	$2,191

Net Income (denominator)	$22,301	$24,534	$23,021	$21,860	$20,046

Dividend Payout Ratio — Non-GAAP	9.9%	9.0%	9.6%	10.0%	10.9%

	2017	2016	2015	2014	2013
Calculation of core earnings:
Net Income	$22,301	$24,534	$23,021	$21,860	$20,046

Add: Deferred Tax Remeasurement Charge	8,448	—	—	—	—

Core earnings — Non-GAAP	$30,749	$24,534	$23,021	$21,860	$20,046

Per Share Data 2017, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$89.40	$81.10	$66.65	$64.87
Low	77.85	61.95	53.35	58.55
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

2016, Quarter Ended	December 31,	September 30,	June 30,	March 31,
Market price range (Class A)
High	$62.60	$45.45	$43.24	$43.96
Low	44.95	41.41	38.75	38.61
Dividends Class A	0.12	0.12	0.12	0.12
Dividends Class B	0.06	0.06	0.06	0.06

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2012 to December 31, 2017 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Financial Highlights — (Continued)

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2012 at:	2013	2014	2015	2016	2017
Century Bancorp, Inc.	$102.35	$124.97	$137.17	$191.38	$251.31
NASDAQ Banks	136.62	152.78	156.15	197.60	233.94
NASDAQ U.S.	140.12	160.78	171.97	187.22	242.71

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2012 and that all dividends were reinvested.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act takes effect on January 1, 2018. The Tax Act lowers the Company’s federal tax rate from 34% to 21%. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. Accordingly, the full amount of the alternative minimum tax credit carryforward will be recovered in tax years beginning before 2022. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards. Tax Act changes for individuals include lower tax rates, mortgage interest and state and local tax limitations as well as an increase in the standard deduction, among others.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2017, the Company had total assets of $4.8 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher education institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The Company had net income of $22,301,000 for the year ended December 31, 2017, compared with net income of $24,534,000 for the year ended December 31, 2016 and net income of $23,021,000 for the year ended December 31, 2015. Class A diluted earnings per share were $4.01 in 2017 compared to $4.41 in 2016 and compared to $4.13 in 2015.

During 2017, the Company’s earnings were negatively impacted by a reduction in the value of its net deferred tax asset resulting in a charge of $8.4 million to income tax expense. This was the result of the enactment of the Tax Act on December 22, 2017, which lowered the Company’s federal tax rate from 34% to 21%. During 2017 and 2016, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. Also contributing to the increase in earnings for 2016 was a decrease in the provision for loan losses. This was primarily the result of changes in the risk profile of the Company’s new loan originations, related methodology enhancements to address these changes, as well as net recoveries being realized during the year. During 2016 and 2015, the U.S. economy experienced a low short-term rate environment. The lower short-term rates negatively impacted the net interest margin as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits.

Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2017	2016	2015
Basic EPS – Class A common	$4.86	$5.35	$5.02
Basic EPS – Class B common	$2.43	$2.68	$2.51
Diluted EPS – Class A common	$4.01	$4.41	$4.13
Diluted EPS – Class B common	$2.43	$2.68	$2.51

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

During the second and third quarters of 2015 the net interest margin increased primarily as a result of an increase in higher yielding assets as well as prepayment penalties collected. The increase in higher yielding assets was primarily the result of increased purchases of securities held-to-maturity. The margin decreased during the fourth quarter of 2015 primarily as a result of lower yielding loan originations. The margin increased during the first quarter of 2016 primarily as a result of an increase in rates on earning assets. The margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets. The margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter. During 2017, the Company has not seen a corresponding increase in short term rates on interest bearing liabilities. While management will continue its efforts to improve the net

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

Historical U.S. Treasury Yield Curve

A yield curve is a line that typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. During 2016 and 2017, short-term rates increased more than longer-term rates resulting in a flattening of the yield curve. This flattening of the yield curve became more pronounced during 2017.

Total assets were $4,785,572,000 at December 31, 2017, an increase of 7.2% from total assets of $4,462,608,000 at December 31, 2016.

On December 31, 2017, stockholders’ equity totaled $260,297,000, compared with $240,041,000 on December 31, 2016. Book value per share increased to $46.75 at December 31, 2017, from $43.11 on December 31, 2016.

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

The Company considers allowance for loan losses and income taxes to be its critical accounting policies.

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

During 2016 and 2017, the Company continued to enhance its methodology to the allowance for loan losses by updating qualitative factors on certain loan portfolios. Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Deferred tax assets arise from items that may be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income. Valuation allowances are recorded against those deferred tax assets determined not likely to be realized. Deferred tax liabilities represent items that will require a future tax payment. They generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or a deduction taken on the Company’s tax return but not yet recognized as an expense in the Company’s financial statements. Deferred tax liabilities are also recognized for certain non-cash items such as goodwill.

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

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2017 totaled $397,475,000 and included gross unrealized gains of $860,000 and gross unrealized losses of $948,000. A year earlier, the fair value of securities available-for-sale was $499,297,000 including gross unrealized gains of $555,000 and gross unrealized losses of $1,478,000. In 2017, the Company recognized gains of $47,000 on the sale of available-for-sale securities. In 2016 and 2015, the Company recognized gains of $52,000 and $289,000, respectively.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Securities classified as held-to-maturity consist of U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprise mortgage-backed securities. Securities held-to-maturity as of December 31, 2017 are carried at their amortized cost of $1,701,233,000. A year earlier, securities held-to-maturity totaled $1,653,986,000. In 2017 the company did not recognize any gains on the sale of held-to-maturity securities. In 2016 and 2015 the company recognized gains of $12,000 and $305,000, respectively, on the sale of held-to-maturity securities. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment.

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2017		2016		2015
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$1,984	0.5%	$2,000	0.4%	$1,989	0.5%
U.S. Government Sponsored Enterprises	—	0.0%	24,952	5.0%	—	0.0%
SBA Backed Securities	80,950	20.3%	57,767	11.6%	5,989	1.5%
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	225,775	56.8%	243,325	48.7%	233,526	57.7%
Privately Issued Residential Mortgage-Backed Securities	892	0.2%	1,109	0.2%	1,434	0.4%
Obligations Issued by States and Political Subdivisions	82,600	20.8%	164,876	33.0%	156,960	38.8%
Other Debt Securities	4,971	1.3%	4,924	1.0%	4,473	1.0%
Equity Securities	303	0.1%	344	0.1%	252	0.1%

Total	$397,475	100.0%	$499,297	100.0%	$404,623	100.0%

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

The increase in SBA Backed Securities was primarily the result of an increased investment return combined with a lower risk rating in these types of securities. The decrease in Obligations Issued by States and Political

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Subdivisions was primarily the result of increased competition in the bidding process for these types of securities.

Securities available-for-sale totaling $82,600,000, or 1.7% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally municipal securities with no readily determinable fair value. The Company also utilizes internal pricing analysis on various municipal securities using market rates on comparable securities. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac.

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2017		2016		2015
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Government Sponsored Enterprises	$104,653	6.2%	$148,326	9.0%	$186,734	13.0%
SBA Backed Securities	57,235	3.4%	46,140	2.8%	—	0.0%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,539,345	90.4%	1,459,520	88.2%	1,252,169	87.0%

Total	$1,701,233	100.0%	$1,653,986	100.0%	$1,438,903	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2017. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Average Total	Weighted Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$1,984	0.5%	1.28%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government Sponsored Enterprises	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	14,816	3.7%	1.73%	27,031	6.8%	1.89%	39,103	9.8%	1.90%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	85,292	21.5%	2.00%	116,018	29.2%	2.03%	24,465	6.2%	1.99%
Privately Issued Residential Mortgage-Backed Securities	892	0.2%	1.87%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%
Obligations of States and Political Subdivisions	77,146	19.4%	1.82%	770	0.2%	3.96%	225	0.1%	4.80%	4,459	1.1%	3.45%
Other Debt Securities	300	0.1%	1.91%	1,261	0.3%	2.04%	1,033	0.3%	6.00%	1,035	0.3%	6.00%
Equity Securities	—	0.0%	0.00%	—	—	0.00%	—	0.0%	0.00%	—	0.0%	0.00%

Total	$78,338	19.7%	1.82%	$104,123	26.2%	1.96%	$144,307	36.4%	2.04%	$69,062	17.4%	2.09%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

	Non- Maturing	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$1,984	0.5%	1.28%
U.S. Government Agency Sponsored Enterprises	—	0.0%	0.00%	—	0.0%	0.00%
SBA Backed Securities	—	0.0%	0.00%	80,950	20.3%	1.87%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	—	0.0%	0.00%	225,775	56.8%	2.02%
Privately Issued Residential Mortgage-Backed Securities	—	0.0%	0.00%	892	0.2%	1.87%
Obligations of States and Political Subdivisions	—	0.0%	0.00%	82,600	20.8%	1.94%
Other Debt Securities	1,342	0.3%	2.22%	4,971	1.3%	3.64%
Equity Securities	303	0.1%	6.21%	303	0.1%	6.21%

Total	$1,645	0.4%	2.95%	$397,475	100.0%	1.99%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Government Sponsored Enterprises	$19,947	1.2%	1.60%	$84,706	5.0%	2.12%	$—	0.0%	0.00%	$—	0.0%	0.00%	$104,653	6.2%	2.02%
SBA Backed Securities	—	0.0%	0.00%	6,939	0.4%	1.58%	50,296	3.0%	2.38%	—	0.0%	0.00%	57,235	3.4%	2.28%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	8,805	0.5%	2.47%	1,165,634	68.5%	2.26%	361,620	21.2%	2.42%	3,286	0.2%	3.10%	1,539,345	90.4%	2.30%

Total	$28,752	1.7%	1.86%	$1,257,279	73.9%	2.25%	$411,916	24.2%	2.41%	$3,286	0.2%	3.10%	$1,701,233	100.0%	2.28%

At December 31, 2017 and 2016, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2017, sales of securities totaling $18,180,000 in gross proceeds resulted in a net realized gain of $47,000. In 2016, sales of securities totaling $2,568,000 in gross proceeds resulted in a net realized gain of $64,000. There were no sales of state, county or municipal securities during 2017 and 2016.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	2017		2016		2015		2014		2013
December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(dollars in thousands)
Construction and land development	$18,931	0.9%	$14,928	0.8%	$27,421	1.6%	$22,744	1.7%	$33,058	2.6%
Commercial and industrial	763,807	35.1%	612,503	31.8%	452,235	26.1%	149,732	11.2%	76,675	6.1%
Municipal	106,599	4.9%	135,418	7.0%	85,685	4.9%	41,850	3.1%	32,737	2.6%
Commercial real estate	732,491	33.7%	696,173	36.2%	721,506	41.7%	696,272	52.3%	696,317	55.0%
Residential real estate	287,731	13.2%	241,357	12.5%	255,346	14.7%	257,305	19.3%	286,041	22.6%
Consumer	18,458	0.8%	11,013	0.6%	10,744	0.6%	10,925	0.8%	8,824	0.7%
Home equity	247,345	11.4%	211,857	11.0%	178,020	10.3%	151,275	11.4%	130,277	10.3%
Overdrafts	582	0.0%	684	0.1%	579	0.1%	1,263	0.2%	834	0.1%

Total	$2,175,944	100.0%	$1,923,933	100.0%	$1,731,536	100.0%	$1,331,366	100.0%	$1,264,763	100.0%

At December 31, 2017, 2016, 2015, 2014 and 2013, loans were carried net of discounts of $272,000, $313,000, $360,000, $407,000 and $454,000, respectively. Net deferred loan fees of $362,000, $641,000, $988,000, $908,000 and $174,000 were carried in 2017, 2016, 2015, 2014 and 2013, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2017. The table excludes loans secured by 1–4 family residential real estate, loans for household and family personal expenditures, and municipal loans. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2017

	One Year or Less	One to Five Years	Over Five Years	Total
(dollars in thousands)
Construction and land development	$—	$466	$18,465	$18,931
Commercial and industrial	34,601	57,909	671,297	763,807
Commercial real estate	28,122	80,724	623,645	732,491

Total	$62,723	$139,099	$1,313,407	$1,515,229

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table indicates the rate variability of the above loans due after one year.

December 31, 2017	One to Five Years	Over Five Years	Total
(dollars in thousands)
Predetermined interest rates	$69,260	$325,671	$394,931
Floating or adjustable interest rates	69,839	987,736	1,057,575

Total	$139,099	$1,313,407	$1,452,506

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

C&I loan customers also include large healthcare and higher education institutions. During 2016 and 2017, the Company increased its lending activities to these types of organizations. This increase may expose the Company to concentration risks inherent in financings based upon analysis of credit risk, the value of underlying collateral, and other more intangible factors, which are considered in originating commercial loans. The percentage of these types of organizations to total C&I loans has increased to 87 % at December 31, 2017, compared to 81% at December 31, 2016.

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

Municipal loans customers include loans to municipalities or related interests, primarily for infrastructure projects. The Company had increased its lending activities to municipalities through 2016. Municipal loans decreased during 2017 as a result of loan payoffs.

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $33,835,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2017, the Company was obligated to advance a total of $15,152,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2017	2016	2015	2014	2013
(dollars in thousands)
Total nonperforming loans	$1,684	$1,084	$2,336	$4,146	$2,549
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$1,684	$1,084	$2,336	$4,146	$2,549

Accruing troubled debt restructured loans	$2,749	$3,526	$2,893	$3,296	$5,969
Loans past due 90 and still accruing	—	—	—	—	—
Nonperforming loans as a percent of gross loans	0.08%	0.06%	0.13%	0.31%	0.20%
Nonperforming assets as a percent of total assets	0.04%	0.02%	0.06%	0.11%	0.07%

The composition of impaired loans at December 31, is as follows:

	2017	2016	2015	2014	2013
Residential real estate, multi-family	$4,212	$198	$916	$962	$1,199
Home equity	—	—	90	92	94
Commercial real estate	2,554	3,149	1,678	4,318	4,520
Construction and land development	—	94	98	103	608
Commercial and industrial	348	389	443	852	1,367

Total impaired loans	$7,114	$3,830	$3,225	$6,327	$7,788

At December 31, 2017, 2016, 2015, 2014 and 2013 impaired loans had specific reserves of $164,000, $173,000, $250,000, $904,000 and $1,019,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $229,533,000, $229,730,000, $185,299,000, $143,696,000 and $109,301,000 at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. The Company had no loans held for sale at December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $1,525,000 at December 31, 2017, $1,629,000 at December 31, 2016, $1,305,000 at December 31, 2015, $941,000 at December 31, 2014 and $703,000 for December 31, 2013.

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

Nonaccrual loans increased during 2017, primarily as a result of an increase in home equity and residential real estate nonperforming loans. Nonaccrual loans decreased during 2016, primarily as a result of a decrease in home equity and residential real estate nonperforming loans. Nonaccrual loans decreased during 2015 primarily due to the sale and partial charge-off of the property securing a large commercial real estate loan subsequent to foreclosure. Nonaccrual loans increased during 2014 primarily as a result of a large commercial real estate loan.

The Company continues to monitor closely $37,184,000 and $35,583,000 at December 31, 2017 and 2016, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2017, although such values may fluctuate with changes in the economy and the real estate market. The increase is primarily attributable to one loan relationship secured by real estate.

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

Year Ended December 31,	2017	2016	2015	2014	2013
(dollars in thousands)
Year-end loans outstanding (net of unearned discount and deferred loan fees)	$2,175,944	$1,923,933	$1,731,536	$1,331,366	$1,264,763

Average loans outstanding (net of unearned discount and deferred loan fees)	$2,059,797	$1,838,136	$1,507,546	$1,307,888	$1,184,912

Balance of allowance for loan losses at the beginning of year	$24,406	$23,075	$22,318	$20,941	$19,197

Loans charged-off:
Commercial and industrial	49	—	—	333	234
Construction	—	—	172	500	1,000
Commercial real estate	—	—	298	—	—
Residential real estate	—	27	—	24	—
Consumer	341	362	311	525	579

Total loans charged-off	390	389	781	1,382	1,813

Recovery of loans previously charged-off:
Commercial and industrial	110	132	212	201	389
Construction	—	—	780	—	—
Real estate	84	6	91	117	31
Consumer	255	296	255	391	427

Total recoveries of loans previously charged-off:	449	434	1,338	709	847

Net loan (recoveries) charge-offs	(59)	(45)	(557)	673	966
Provision charged to operating expense	1,790	1,375	200	2,050	2,710
Reclassification to other liabilities	—	(89)	—	—	—

Balance at end of year	$26,255	$24,406	$23,075	$22,318	$20,941

Ratio of net (recoveries) charge-offs during the year to average loans outstanding	0.00%	0.00%	(0.04)%	0.05%	0.08%

Ratio of allowance for loan losses to loans outstanding	1.21%	1.27%	1.33%	1.68%	1.66%

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

condition of the borrower, the state of the economy and other relevant information. The pace of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs declined in 2014, 2015 and 2016 as a result of the overall decrease in the level of nonaccrual loans. The dollar amount of the allowance for loan losses increased primarily as a result of an increase in loan balances offset, somewhat, by lower historical loss factors.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loan types as a percentage of the overall portfolio, has resulted in a decrease in the ratio of allowance for loan losses to total loans for 2015. For 2016 and 2017, the change in the ratio of the allowance for loan losses to loans outstanding, was primarily due to changes in portfolio composition, lower historical loss rates, and qualitative factor adjustments.

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

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)
Credit Rating:
Aaa-Aa3	$478,905	$62,029	$45,066	$586,000
A1-A3	195,599	7,635	128,554	331,788
Baa1-Baa3	—	26,970	122,000	148,970
Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)
Credit Rating:
Aaa-Aa3	$334,674	$66,245	$6,596	$407,515
A1-A3	188,777	33,365	129,423	351,565
Baa1-Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

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

	2017		2016		2015		2014		2013
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Construction and land development	$1,645	0.9%	$1,012	0.8%	$2,041	1.6%	$1,592	1.7%	$2,174	2.6%
Commercial and industrial	9,651	35.1%	6,972	31.8%	5,899	26.1%	4,757	11.2%	2,617	6.1%
Municipal	1,720	4.9%	1,612	7.1%	994	4.9%	1,488	3.1%	655	2.6%
Commercial real estate	9,728	33.7%	11,135	36.2%	10,589	41.7%	11,199	52.3%	10,935	55.0%
Residential real estate	1,873	13.2%	1,698	12.5%	1,320	14.7%	776	19.3%	2,006	22.6%
Consumer and other	373	0.8%	582	0.6%	644	0.7%	810	1.0%	432	0.8%
Home equity	989	11.4%	1,102	11.0%	1,077	10.3%	599	11.4%	959	10.3%
Unallocated	276		293		511		1,097		1,163

Total	$26,255	100.0%	$24,406	100.0%	$23,075	100.0%	$22,318	100.0%	$20,941	100.0%

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Demand Deposits	$687,853	18.0%	$609,159	17.8%	$518,161	17.2%
Savings and Interest Checking	1,457,872	38.2%	1,322,714	38.6%	1,139,449	37.8%
Money Market	1,105,072	28.9%	1,041,404	30.4%	951,197	31.5%
Time Certificates of Deposit	566,940	14.9%	452,562	13.2%	408,711	13.5%

Total	$3,817,737	100.0%	$3,425,839	100.0%	$3,017,518	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

	2017	2016
(dollars in thousands)
Three months or less	$107,649	$84,522
Three months through six months	137,260	42,736
Six months through twelve months	123,468	85,476
Over twelve months	135,426	153,243

Total	$503,803	$365,977

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $347,778,000, an increase of $54,778,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2017, was approximately $127,631,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, including related interest rates and other information.

Subordinated Debentures

In December 2004, the Company consummated the sale of a Trust Preferred Securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary, Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 3.46% at December 31, 2017. The Company is using the proceeds primarily for general business purposes.

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $158,990,000, a decrease of $23,290,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including related interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 14.5% in 2017 to $99,595,000, compared with $86,999,000 in 2016. The increase in net interest income for 2017 was mainly due to an 8.1% increase in the average balances of earning assets, combined with a similar increase in deposits. The increase in net interest income for 2016 was mainly due to a 10.3% increase in the average balances of earning assets, combined with a similar increase in deposits. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis increased to 2.25 % in 2017 and decreased to 2.12% in 2016 from 2.18% in 2015. The increase in the net interest margin for 2017 was primarily attributable to an increase in rates on earning assets and prepayment penalties collected. The decrease in the net interest margin, for 2016, was primarily the result of a decrease in rates on earning assets. This is primarily as a result of originating larger loans to borrowers with high credit quality, some of which are at variable rates. The Company collected approximately $907,000, $416,000 and $945,000, respectively, of prepayment penalties, which are included in interest income on loans, for 2017, 2016 and 2015, respectively.

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

	2017			2016			2015
Year Ended December 31,	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
(dollars in thousands)
ASSETS
Interest-earning assets:
Loans(2)
Taxable	$978,593	$39,103	4.00%	$866,180	$34,324	3.96%	$783,451	$32,136	4.10%
Tax-exempt	1,081,204	40,420	3.74%	971,956	35,943	3.70%	724,095	30,862	4.26%
Securities available-for-sale:(3)
Taxable	354,918	5,859	1.65%	349,023	3,969	1.14%	334,249	2,558	0.77%
Tax-exempt	106,717	1,588	1.49%	149,631	1,465	0.98%	120,389	853	0.71%
Securities held-to-maturity:
Taxable	1,725,280	38,348	2.22%	1,533,032	32,679	2.13%	1,603,530	34,388	2.14%
Interest-bearing deposits in other banks	189,193	2,097	1.11%	235,339	1,236	0.53%	157,765	436	0.28%

Total interest-earning assets	4,435,905	127,415	2.87%	4,105,161	109,616	2.67%	3,723,479	101,233	2.72%
Noninterest-earning assets	221,628			210,203			191,700
Allowance for loan losses	(25,329)			(23,872)			(22,559)

Total assets	$4,632,204			$4,291,492			$3,892,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:
NOW accounts	$949,924	$3,669	0.39%	$904,892	$2,311	0.26%	$794,293	$1,798	0.23%
Savings accounts	507,948	2,627	0.52%	417,822	1,709	0.41%	345,156	1,019	0.30%
Money market accounts	1,105,071	5,626	0.51%	1,041,404	3,542	0.34%	951,197	3,038	0.32%
Time deposits	566,941	7,919	1.40%	452,562	5,706	1.26%	408,711	4,887	1.20%

Total interest-bearing deposits	3,129,884	19,841	0.63%	2,816,680	13,268	0.47%	2,499,357	10,742	0.43%
Securities sold under agreements to repurchase	189,684	496	0.26%	222,956	472	0.21%	245,276	487	0.20%
Other borrowed funds and subordinated debentures	309,102	7,483	2.42%	357,974	8,877	2.48%	374,108	8,905	2.38%

Total interest-bearing liabilities	3,628,670	27,820	0.77%	3,397,610	22,617	0.67%	3,118,741	20,134	0.65%
Noninterest-bearing liabilities
Demand deposits	687,853			609,159			518,161
Other liabilities	60,925			57,602			51,247

Total liabilities	4,377,448			4,064,371			3,688,149

Stockholders’ equity	254,756			227,121			204,471
Total liabilities and stockholders’ equity	$4,632,204			$4,291,492			$3,892,620

Net interest income on a fully taxable equivalent basis		$99,595			$86,999			$81,099

Less taxable equivalent adjustment		(13,979)			(12,917)			(11,140)

Net interest income		$85,616			$74,082			$69,959

Net interest spread			2.11%			2.00%			2.07%

Net interest margin			2.25%			2.12%			2.18%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	At amortized cost.

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

	2017 Compared with 2016			2016 Compared with 2015
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in			Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest income:
Loans
Taxable	$4,490	$289	$4,779	$3,306	$(1,118)	$2,188
Tax-exempt	4,080	397	4,477	9,556	(4,475)	5,081
Securities available-for-sale:
Taxable	68	1,822	1,890	118	1,293	1,411
Tax-exempt	(498)	621	123	238	374	612
Securities held-to-maturity:
Taxable	4,229	1,440	5,669	(1,504)	(205)	(1,709)
Interest-bearing deposits in other banks	(283)	1,144	861	283	517	800

Total interest income	12,086	5,713	17,799	11,997	(3,614)	8,383

Interest expense:
Deposits:
NOW accounts	120	1,238	1,358	267	246	513
Savings accounts	412	506	918	244	446	690
Money market accounts	228	1,856	2,084	299	205	504
Time deposits	1,551	662	2,213	543	276	819

Total interest-bearing deposits	2,311	4,262	6,573	1,353	1,173	2,526
Securities sold under agreements to repurchase	(77)	101	24	(46)	31	(15)
Other borrowed funds and subordinated debentures	(1,187)	(207)	(1,394)	(392)	364	(28)

Total interest expense	1,047	4,156	5,203	915	1,568	2,483

Change in net interest income	$11,039	$1,557	$12,596	$11,082	$(5,182)	$5,900

Average earning assets were $4,435,905,000 in 2017, an increase of $330,744,000 or 8.1% from the average in 2016, which was 10.3% higher than the average in 2015. Total average securities, including securities available-for-sale and securities held-to-maturity, were $2,186,915,000, an increase of 7.6% from the average in 2016. The increase in securities volume was mainly attributable to an increase in taxable securities held-to-maturity. An increase in securities volume and short term rates resulted in higher securities income, which increased 20.2% to $45,795,000 on a fully tax equivalent basis. Total average loans increased 12.1% to

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

$2,059,797,000 after increasing $330,590,000 in 2016. The primary reason for the increase in loans was due in large part to an increase in tax-exempt lending as well as taxable residential mortgage and commercial lending. The increase in loan volume resulted in higher loan income. Loan income increased by 13.2% or $9,256,000 to $79,523,000 in 2017 compared to 2016. Total loan income was $62,998,000 in 2015. Prepayment penalties collected were $907,000, $416,000, and $945,000 for 2017, 2016, and 2015, respectively.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 11.4%, or $391,898,000, in 2017 after increasing by 13.5%, or $408,321,000, in 2016. Deposits increased in 2017, primarily as a result of increases in time deposits, savings, demand deposits, money market, and NOW accounts. Deposits increased in 2016, primarily as a result of increases in demand deposits, savings, money market, NOW accounts, and time deposits. Borrowed funds and subordinated debentures decreased by 14.1% in 2017, following a decrease of 6.2% in 2016. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB decreased by approximately $48,872,000, and average retail repurchase agreements decreased by $33,272,000 in 2017. Interest expense totaled $27,820,000 in 2017, an increase of $5,203,000, or 23.0%, from 2016 when interest expense increased 12.3% from 2015. The increase in interest expense, for 2017, is primarily due to increases in the rates on deposits as well as an increase in average balances of deposits offset, somewhat, by a decrease in borrowed funds. The increase in interest expense, for 2016, is primarily due to increases in the average balances of deposits as well as an increase in rates offset, somewhat, by a decrease in borrowed funds.

Provision for Loan Losses

The provision for loan losses was $1,790,000 in 2017, compared with $1,375,000 in 2016 and $200,000 in 2015. These provisions are the result of management’s evaluation of the amounts and credit quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses increased during 2017, primarily as a result of an increase in loan balances offset, somewhat, by changes in historical loss factors. The provision for loan losses increased during 2016, primarily as a result of an increase in loan balances. During the second quarter of 2015, the Company enhanced its approach to the development of the historical loss factors on certain loans within the portfolio. This was done in response to the changing risk profile of the Company’s new loan originations and related methodology enhancements to address these changes.

Other Operating Income

During 2017, the Company continued to experience strong results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Total other operating income in 2017 was $16,552,000, an increase of $330,000, or 2.0%, compared to 2016. This increase followed an increase of $229,000, or 1.4%, in 2016, compared to 2015. Included in other operating income are net gains on sales of securities of $47,000, $64,000 and $594,000 in 2017, 2016 and 2015, respectively. Also included in other operating income are net gains on sales of mortgage loans of $370,000, $1,331,000 and $1,034,000 in 2017, 2016 and 2015, respectively. Service charge income, which continues to be a major source of other operating income, totaling $8,586,000 in 2017, increased $679,000 compared to 2016. This followed an increase of $175,000 in 2016 compared to 2015. The increase in fees, in 2017, was mainly attributable to an increase in fees collected from processing activities and debit card fees. The increase in fees, in 2016, was mainly attributable to an increase in fees collected from processing activities and debit card fees; this was offset somewhat by a decrease in overdraft fees. Lockbox revenues totaled $3,290,000, up $126,000 in 2017 following a decrease of $47,000 in 2016. Other income totaled $3,906,000, up $465,000 in 2017 following an increase of $399,000 in 2016. The increase in 2017 was primarily the result of increases in wealth management fees, and merchant card sales royalties. The increase in 2016 was primarily the result of increases in wealth management fees, merchant and charge card sales royalties, and cash surrender values of life insurance policies.

Operating Expenses

Total operating expenses were $67,119,000 in 2017, compared to $64,757,000 in 2016 and $62,198,000 in 2015.

Salaries and employee benefits expenses increased by $1,865,000 or 4.7% in 2017, after increasing by 3.8% in 2016. The increase in 2017 was mainly attributable to merit increases in salaries, bonus, and health insurance costs. The increase in 2016 was mainly attributable to merit increases in salaries, bonus accruals, pension costs and health insurance costs.

Occupancy expense decreased by $7,000, or 0.1%, in 2017, following an increase of $31,000, or 0.5%, in 2016. The decrease in 2017 was primarily attributable to a decrease in rent expense. The increase in 2016 was primarily attributable to an increase in rent expense.

Equipment expense increased by $47,000, or 1.7%, in 2017, following an increase of $219,000, or 8.3%, in 2016. The increase in 2017 was primarily attributable to an increase in service contracts. The increase in 2016 was primarily attributable to an increase in depreciation expense.

FDIC assessments decreased by $321,000, or 16.9%, in 2017, following a decrease of $250,000, or 11.6%, in 2016. FDIC assessments decreased in 2017 and 2016 mainly as a result of a decrease in the assessment rate.

Other operating expenses increased by $778,000 in 2017, which followed a $1,107,000 increase in 2016. The increase in 2017 was primarily attributable to an increase in contributions, legal expenses, and marketing expenses. The increase in 2016 was primarily attributable to an increase in marketing expenses, telephone expenses, software maintenance costs, contributions, and postage expenses.

Provision for Income Taxes

Income tax expense was 10,958,000 in 2017, $(362,000) in 2016, and $533,000 in 2015. The effective tax rate was 32.9% in 2017, (1.5%) in 2016 and 2.3% in 2015. The increase in the effective tax rate for 2017 was primarily the result of a reduction in the value of the deferred tax asset resulting in a charge of $8,448,000 to income tax expense. On December 22, 2017, the Tax Act was enacted, which lowered the Company’s federal tax rate from 34% to 21%. As a result of the rate reduction, the Company recorded a reduction in the value of its net deferred tax asset. The decrease in the effective tax rate for 2016 was mainly attributable to an increase in tax-exempt interest income as a percentage of taxable income. The federal tax rate was 34% in 2017, 2016 and 2015.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)
+400	(10.1)
+300	(9.0)
+200	(6.3)
+100	(2.5)
–100	1.2
–200	2.6

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

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

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that includes cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $356,430,000 on December 31, 2017, compared with $239,334,000 on December 31, 2016. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $260,297,000 at December 31, 2017, compared with $240,041,000 at December 31, 2016. The Company’s equity increased primarily as a result of earnings and a decrease on other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes,

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

decreased primarily as a result of a decrease in unrealized losses on securities transferred from available-for-sale to held-to-maturity and a decrease in unrealized losses on securities available-for-sale. This was offset, somewhat, by an increase in the pension liability, net of taxes. The reduction in the value of the Company’s deferred tax asset of $8.4 million impacted the Company’s total equity as a reduction to retained earnings.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the recently implemented Basel III regulatory capital framework:

	Minimum Capital Ratios	Bank	Company
Leverage ratios	4.00%	6.55%	6.78%
Common equity tier 1 risk weighted capital ratios	4.50%	11.69%	10.71%
Tier 1 risk weighted capital ratios	6.00%	11.69%	12.05%
Total risk weighted capital ratios	8.00%	12.70%	13.05%

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2017.

Contractual Obligations and Commitments by Maturity (dollars in thousands)

	Payments Due — By Period
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB advances	$347,778	$164,500	$91,000	$28,500	$63,778
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	43,460	3,626	7,371	7,825	24,638
Lease obligations	10,660	2,309	4,005	2,404	1,942
Customer repurchase agreements	158,990	158,990	—	—	—

Total contractual cash obligations	$596,971	$329,425	$102,376	$38,729	$126,441

	Amount of Commitment Expiring — By Period
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Lines of credit	$434,618	$26,127	$138,030	$5,132	$265,329
Standby and commercial letters of credit	5,520	2,991	2,371	106	52
Other commitments	56,502	6,105	4,234	2,491	43,672

Total commitments	$496,640	$35,223	$144,635	$7,729	$309,053

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

Contract or Notional Amount	2017	2016
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$5,748	$13,877
Standby and commercial letters of credit	5,520	6,796
Unused lines of credit	434,618	362,357
Unadvanced portions of construction loans	15,152	22,049
Unadvanced portions of other loans	35,602	52,224

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $66,000 and $44,000 for 2017 and 2016, respectively.

Recent Accounting Developments

See Note 1 to the Notes to Consolidated Financial Statements for details of recent accounting developments and their expected impact on the Company’s financial statements.

Consolidated Balance Sheets

December 31,	2017	2016
(dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$77,199	$62,400
Federal funds sold and interest-bearing deposits in other banks	279,231	173,751

Total cash and cash equivalents	356,430	236,151
Short-term investments	—	3,183
Securities available-for-sale, amortized cost $397,563 in 2017 and $500,220 in 2016 (Notes 3, 9 and 11)	397,475	499,297
Securities held-to-maturity, fair value $1,668,827 in 2017 and $1,635,808 in 2016 (Notes 4 and 11)	1,701,233	1,653,986
Federal Home Loan Bank of Boston, stock at cost	21,779	21,042
Loans, net (Note 5)	2,175,944	1,923,933
Less: allowance for loan losses (Note 6)	26,255	24,406

Net loans	2,149,689	1,899,527
Bank premises and equipment (Note 7)	23,527	23,417
Accrued interest receivable	11,179	9,645
Other assets (Notes 5, 8 and 16)	124,260	116,360

Total assets	$4,785,572	$4,462,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$736,020	$689,286
Savings and NOW deposits	1,367,358	1,304,394
Money market accounts	1,188,228	1,181,179
Time deposits (Note 10)	625,361	478,359

Total deposits	3,916,967	3,653,218
Securities sold under agreements to repurchase (Note 11)	158,990	182,280
Other borrowed funds (Note 12)	347,778	293,000
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	65,457	57,986

Total liabilities	4,525,275	4,222,567
Commitments and contingencies (Notes 7, 18 and 19)
Stockholders’ equity (Note 15):
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,605,829 shares in 2017 and 3,600,729 shares in 2016	3,606	3,601
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,962,080 shares in 2017 and 1,967,180 shares in 2016	1,962	1,967
Additional paid-in capital	12,292	12,292
Retained earnings	263,666	243,565

	281,526	261,425
Unrealized losses on securities available-for-sale, net of taxes	(62)	(567)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(3,050)	(4,084)
Pension liability, net of taxes	(18,117)	(16,733)

Total accumulated other comprehensive loss, net of taxes (Notes 3, 13 and 15)	(21,229)	(21,384)

Total stockholders’ equity	260,297	240,041

Total liabilities and stockholders’ equity	$4,785,572	$4,462,608

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

Year Ended December 31,	2017	2016	2015
(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$39,103	$34,324	$32,136
Loans, non-taxable	26,910	23,440	19,992
Securities available-for-sale, taxable	4,987	3,003	1,900
Securities available-for-sale, non-taxable	1,119	1,051	583
Federal Home Loan Bank of Boston dividends	872	966	658
Securities held-to-maturity	38,348	32,679	34,388
Federal funds sold, interest-bearing deposits in other banks and short-term investments	2,097	1,236	436

Total interest income	113,436	96,699	90,093
INTEREST EXPENSE
Savings and NOW deposits	6,296	4,020	2,817
Money market accounts	5,626	3,542	3,038
Time deposits	7,919	5,706	4,887
Securities sold under agreements to repurchase	496	472	487
Other borrowed funds and subordinated debentures	7,483	8,877	8,905

Total interest expense	27,820	22,617	20,134

Net interest income	85,616	74,082	69,959
Provision for loan losses (Note 6)	1,790	1,375	200

Net interest income after provision for loan losses	83,826	72,707	69,759
OTHER OPERATING INCOME
Service charges on deposit accounts	8,586	7,907	7,732
Lockbox fees	3,290	3,164	3,211
Brokerage commissions	353	315	380
Net gains on sales of securities	47	64	594
Gains on sales of mortgage loans	370	1,331	1,034
Other income	3,906	3,441	3,042

Total other operating income	16,552	16,222	15,993
OPERATING EXPENSES
Salaries and employee benefits (Note 17)	41,913	40,048	38,596
Occupancy	6,140	6,147	6,116
Equipment	2,892	2,845	2,626
FDIC assessments	1,581	1,902	2,152
Other (Note 20)	14,593	13,815	12,708

Total operating expenses	67,119	64,757	62,198

Income before income taxes	33,259	24,172	23,554
Provision for income taxes (Note 16)	10,958	(362)	533

Net income	$22,301	$24,534	$23,021

SHARE DATA (Note 14)
Weighted average number of shares outstanding, basic
Class A	3,604,029	3,600,729	3,600,729
Class B	1,963,880	1,967,180	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909
Class B	1,963,880	1,967,180	1,967,180
Basic earnings per share
Class A	$4.86	$5.35	$5.02
Class B	$2.43	$2.68	$2.51
Diluted earnings per share
Class A	$4.01	$4.41	$4.13
Class B	$2.43	$2.68	$2.51

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2017	2016	2015
(dollars in thousands)
NET INCOME	$22,301	$24,534	$23,021
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	533	(289)	38
Less: reclassification adjustment for gains included in net income	(28)	(32)	(361)

Total unrealized gains (losses) on securities	505	(321)	(323)
Accretion of net unrealized losses transferred during period	1,034	2,812	3,583
Defined benefit pension plans:
Pension liability adjustment:
Net (loss) gain	(2,315)	(297)	(2,890)
Amortization of prior service cost and loss included in net periodic benefit cost	931	970	853

Total pension liability adjustment	(1,384)	673	(2,037)
Other comprehensive income	155	3,164	1,223

Comprehensive income (loss)	$22,456	$27,698	$24,244

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2014	$3,601	$1,967	$12,292	$200,411	$(25,771)	$192,500
Net income	—	—	—	23,021	—	23,021
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $211 in taxes and $594 in realized net gains	—	—	—	—	(323)	(323)
Accretion of net unrealized losses transferred during the period, net of $1,919 in taxes	—	—	—	—	3,583	3,583
Pension liability adjustment, net of $1,357 in taxes	—	—	—	—	(2,037)	(2,037)
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,728)	—	(1,728)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(472)	—	(472)

BALANCE, DECEMBER 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544
Net income	—	—	—	24,534	—	24,534
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $248 in taxes and $52 in realized net gains	—	—	—	—	(321)	(321)
Accretion of net unrealized losses transferred during the period, net of $1,505 in taxes	—	—	—	—	2,812	2,812
Pension liability adjustment, net of $448 in taxes	—	—	—	—	673	673
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,729)	—	(1,729)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(472)	—	(472)

BALANCE, DECEMBER 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041
Net income	—	—	—	22,301	—	22,301
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $331 in taxes and $47 in realized net gains	—	—	—	—	505	505
Accretion of net unrealized losses transferred during the period, net of $1,258 in taxes	—	—	—	—	1,034	1,034
Pension liability adjustment, net of $286 in taxes	—	—	—	—	(1,384)	(1,384)
Conversion of Class B Common Stock to Class A
Common Stock, 5,100 shares	5	(5)	—	—	—	—
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,729)	—	(1,729)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(471)	—	(471)

BALANCE, DECEMBER 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

Year Ended December 31,	2017	2016	2015
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,301	$24,534	$23,021
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of portfolio loans	(370)	(1,331)	(1,034)
Gain on sale of fixed assets	(11)	—	—
Net gains on sales of securities	(47)	(64)	(594)
Provision for loan losses	1,790	1,375	200
Deferred tax benefit (expense)	6,918	(4,676)	(3,259)
Net depreciation and amortization	3,047	3,561	3,296
Increase in accrued interest receivable	(1,534)	(1,643)	(1,761)
Gain on sales of other real estate owned	—	—	(57)
Increase in other assets	(16,195)	(2,953)	(10,862)
Increase in other liabilities	5,802	3,203	2,103

Net cash provided by operating activities	21,701	22,006	11,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	5,284	3,233	—
Purchase of short-term investments	(2,101)	(3,183)	(1,102)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	10,127	10,381	891
Purchase of Federal Home Loan Bank of Boston stock	(10,864)	(2,616)	(4,782)
Proceeds from calls/maturities of securities available-for-sale	259,388	277,657	206,109
Proceeds from sales of securities available-for-sale	18,180	2,376	47,853
Purchase of securities available-for-sale	(175,147)	(375,608)	(210,302)
Proceeds from calls/maturities of securities held-to-maturity	293,221	416,599	414,786
Proceeds from sales of securities held-to-maturity	—	192	3,698
Purchase of securities held-to-maturity	(337,773)	(627,670)	(444,969)
Proceeds from sales of portfolio loans	26,701	74,668	66,600
Net increase in loans	(278,242)	(265,732)	(467,048)
Proceeds from sales of other real estate owned	—	—	1,973
Proceeds from sales of fixed assets	11	—	—
Capital expenditures	(3,244)	(2,263)	(2,652)

Net cash used in investing activities	(194,459)	(491,966)	(388,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposit accounts	147,002	4,933	90,281
Net increase in demand, savings, money market and NOW deposits	116,747	573,225	247,188
Cash dividends	(2,200)	(2,201)	(2,200)
Net decrease in securities sold under agreements to repurchase	(23,290)	(15,570)	(14,510)
Net increase (decrease) in other borrowed funds	54,778	(75,000)	(27,500)

Net cash provided by financing activities	293,037	485,387	293,259

Net increase (decrease) in cash and cash equivalents	120,279	15,427	(84,633)
Cash and cash equivalents at beginning of year	236,151	220,724	305,357

Cash and cash equivalents at end of year	$356,430	$236,151	$220,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$27,731	$22,668	$19,979
Income taxes	5,330	3,730	4,300
Change in unrealized gains on securities available-for-sale, net of taxes	$505	$(321)	$(323)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	1,034	2,812	3,583
Pension liability adjustment, net of taxes	(1,384)	673	(2,037)
Transfer of loans to other real estate owned	—	—	1,916

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

SHORT-TERM INVESTMENTS

As of December 31, 2017 and 2016, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

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

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2017, no impairment has been recognized.

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

When a loan is paid off, the excess of any cash received over the net investment is recorded as interest income. In addition to the amount of purchase discount that is recognized at that time, income may include interest owed by the borrower prior to the Company’s acquisition of the loan, interest collected if on nonperforming status, prepayment fees and other loan fees. There were no new loans acquired during the year ended December 31, 2017.

NONPERFORMING ASSETS

In addition to nonperforming loans, nonperforming assets include other real estate owned. Other real estate owned is comprised of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. Other real estate owned is recorded initially at the lower of cost or the estimated fair value less costs to sell. When such assets are acquired, the excess of the loan balance over the estimated fair value of the asset is charged to the allowance for loan losses. An allowance for losses on other real estate owned is established by a charge to earnings when, upon periodic evaluation by management, further declines in the estimated fair value of properties have occurred.

Such evaluations are based on an analysis of individual properties as well as a general assessment of current real estate market conditions. Holding costs and rental income on properties are included in current operations,

Notes to Consolidated Financial Statements — (Continued)

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

Under ASC Topic 310, a loan is impaired, based upon current information and in management’s opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a Troubled Debt Restructuring (“TDR”). Specific allowances for loan losses entail the assignment of allowance amounts to individual loans on the basis of loan impairment. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) present value of anticipated future cash flows, (b) the loan’s observable fair market price or (c) fair value of collateral if the loan is collateral dependent. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance when such an amount has been identified definitively as uncollectible.

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

Notes to Consolidated Financial Statements — (Continued)

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

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options to purchase shares of Class A common stock outstanding at December 31, 2017.

The Company uses the fair value method to account for stock options. There were no options granted during 2017 and 2016.

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

For tax years beginning after December 31, 2017, the corporate alternative minimum tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. Accordingly, the full amount of the AMT credit carryforward will be recovered in tax years beginning before 2022. As a result of the change, the Company has classified its AMT credit carryforward as currently receivable.

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

RECENT ACCOUNTING DEVELOPMENTS

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial

Notes to Consolidated Financial Statements — (Continued)

statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company will adopt this update in the first quarter of 2018 and will apply the effects of the changes retrospectively. The effect of the changes is approximately $3.8 million.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018. Management is currently assessing the applicability of ASU 2017-11 and has not determined the impact of the adoption, if any, as of December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation — Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt. The FASB is issuing this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. The FASB is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of December 31, 2017.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. This ASU is for presentation purposes only, accordingly, there will be no impact on the Company’s consolidated financial position.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill

Notes to Consolidated Financial Statements — (Continued)

impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of analyzing this ASU and has begun evaluating software solutions to help capture information needed to implement this update. The Company has not determined the impact, if any, as of December 31, 2017.

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

We monitored FASB activity related to the new standard. A significant amount of the Company’s revenues are derived from interest income on financial assets, which are excluded from the scope of the amended guidance.

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

During 2017, we completed our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. In the third quarter of 2017, we finalized our contract reviews. The Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance.

Notes to Consolidated Financial Statements — (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company has begun analyzing this ASU and will be assessing implementation steps beginning in 2018. The Company has not determined the impact, if any, as of December 31, 2017.

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

2.    Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 2017, and $0 at December 31, 2016.

Notes to Consolidated Financial Statements — (Continued)

3.    Securities Available-for-Sale

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Treasury	$1,999	$—	$15	$1,984	$2,000	$—	$—	$2,000
U.S. Government Sponsored Enterprises	—	—	—	—	25,000	—	48	24,952
SBA Backed Securities	81,065	46	161	80,950	57,899	14	146	57,767
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	225,537	555	317	225,775	243,703	293	671	243,325
Privately Issued Residential Mortgage-Backed Securities	897	4	9	892	1,121	2	14	1,109
Obligations Issued by States and Political Subdivisions	82,849	—	249	82,600	165,281	—	405	164,876
Other Debt Securities	5,100	68	197	4,971	5,100	18	194	4,924
Equity Securities	116	187	—	303	116	228	—	344

Total	$397,563	$860	$948	$397,475	$500,220	$555	$1,478	$499,297

Included in SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $216,353,000 and 210,780,000 at December 31, 2017 and 2016, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $67,780,000 and $53,396,000 at December 31, 2017 and 2016, respectively. The Company realized gains on sales of securities of $47,000, $52,000 and $289,000 from the proceeds of sales of available-for-sale securities of $18,180,000, $2,376,000 and $47,853,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Debt securities of U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2017.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$78,343	$78,338
After one but within five years	104,041	104,123
After five but within ten years	144,184	144,307
More than ten years	69,379	69,062
Nonmaturing	1,616	1,645

Total	$397,563	$397,475

The weighted average remaining life of investment securities available-for-sale at December 31, 2017, was 5.7 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $313,037,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2017 and December 31, 2016, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the Obligations Issued by States and Political Subdivisions, Privately Issued Residential Mortgage-Backed Securities and Other Debt Securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017 and December 31, 2016.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 16 and 28 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 255 holdings at December 31, 2017.

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$1,984	$15	$—	$—	$1,984	$15
U.S. Government Sponsored Enterprises	—	—	—	—	—	—
SBA Backed Securities	18,378	54	40,911	107	59,289	161
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	40,394	123	59,336	194	99,730	317
Privately Issued Residential Mortgage-Backed Securities	—	—	633	9	633	9
Obligations Issued by States and Political Subdivisions	—	—	4,458	249	4,458	249
Other Debt Securities	400	1	1,803	196	2,203	197

Total temporarily impaired securities	$61,156	$193	$107,141	$755	$168,297	$948

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2016. This table shows the unrealized market loss of securities that have been in a continuous

Notes to Consolidated Financial Statements — (Continued)

unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 49 and 15 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 270 holdings at December 31, 2016.

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	24,952	48	—	—	24,952	48
SBA Backed Securities	52,346	145	951	1	53,297	146
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	135,612	485	31,504	186	167,116	671
Privately Issued Residential Mortgage-Backed Securities	—	—	757	14	757	14
Obligations Issued by States and Political Subdivisions	—	—	4,298	405	4,298	405
Other Debt Securities	453	47	1,553	147	2,006	194

Total temporarily impaired securities	$213,363	$725	$39,063	$753	$252,426	$1,478

4.    Investment Securities Held-to-Maturity

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Government Sponsored Enterprises	$104,653	$341	$472	$104,522	$148,326	$1,066	$527	$148,865
SBA Backed Securities	57,235	20	1,271	55,984	46,140	—	1,088	45,052
U.S. Government Sponsored Enterprises Mortgage-Backed Securities	1,539,345	2,261	33,285	1,508,321	1,459,520	4,948	22,577	1,441,891

Total	$1,701,233	$2,622	$35,028	$1,668,827	$1,653,986	$6,014	$24,192	$1,635,808

Included in U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprise Mortgage-Backed Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,262,708,000 and $1,147,207,000 at December 31, 2017, and 2016, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $382,120,000 and $424,353,000 at December 31, 2017, and 2016, respectively. The Company did not realize any gains of sales of securities for the year ending December 31, 2017. The Company realized gains on sales of securities of $12,000 from the proceeds of sales of held-to-maturity securities of $192,000 for the year ending December 31, 2016. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. The Company realized gains

Notes to Consolidated Financial Statements — (Continued)

on sales of securities of $305,000 from the proceeds of sales of held-to-maturity securities of $3,698,000 for the year ending December 31, 2015.

At December 31, 2017 and 2016, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2017.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$28,752	$28,726
After one but within five years	1,257,279	1,234,931
After five but within ten years	411,916	401,947
More than ten years	3,286	3,223

Total	$1,701,233	$1,668,827

The weighted average remaining life of investment securities held-to-maturity at December 31, 2017, was 4.3 years. Included in the weighted average remaining life calculation at December 31, 2017, were $20,496,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $159,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of December 31, 2017 and December 31, 2016, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017 and December 31, 2016.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are

Notes to Consolidated Financial Statements — (Continued)

117 and 168 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 404 holdings at December 31, 2017.

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprises	$15,257	$239	$14,768	$233	$30,025	$472
SBA Backed Securities	19,457	142	33,750	1,129	53,207	1,271
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	519,481	5,920	814,712	27,365	1,334,193	33,285

Total temporarily impaired securities	$554,195	$6,301	$863,230	$28,727	$1,417,425	$35,028

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

Notes to Consolidated Financial Statements — (Continued)

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2017	2016
(dollars in thousands)
Construction and land development	$18,931	$14,928
Commercial and industrial	763,807	612,503
Municipal	106,599	135,418
Commercial real estate	732,491	696,173
Residential real estate	287,731	241,357
Consumer	18,458	11,013
Home equity	247,345	211,857
Overdrafts	582	684

Total	$2,175,944	$1,923,933

At December 31, 2017, and December 31, 2016, loans were carried net of discounts of $272,000 and $313,000, respectively. Net deferred fees included in loans at December 31, 2017, and December 31, 2016, were $362,000 and $641,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $229,533,000 and $229,730,000 at December 31, 2017, and December 31, 2016, respectively. The Company had no residential real estate loans held for sale at December 31, 2017 and December 31, 2016. The Company’s mortgage servicing rights totaled $1,525,000 and $1,629,000 at December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and 2016, the Company’s recorded investment in impaired loans was $7,114,000 and $3,830,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2017, there were $ 6,581,000 impaired loans with specific reserves of $164,000. At December 31, 2016, there were $3,105,000 of impaired loans with a specific reserve of $173,000.

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

Notes to Consolidated Financial Statements — (Continued)

The composition of nonaccrual loans and impaired loans is as follows:

December 31,	2017	2016	2015
(dollars in thousands)
Loans on nonaccrual	$1,684	$1,084	$2,336
Loans 90 days past due and still accruing	—	—	—
Impaired loans on nonaccrual included above	254	304	332
Total recorded investment in impaired loans	7,114	3,830	3,225
Average recorded investment of impaired loans	5,608	3,661	4,490
Accruing troubled debt restructures	2,749	3,526	2,893
Interest income not recorded on nonaccrual loans according to their original terms	51	37	91
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	182	140	104

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2017.

Balance at December 31, 2016	Additions	Repayments and Deletions	Balance at December 31, 2017
(dollars in thousands)
$10,982	$572	$5,729	$5,825

6.     Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the allowance for loan losses for each of the three years ending December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
(dollars in thousands)
Allowance for loan losses, beginning of year	$24,406	$23,075	$22,318
Loans charged-off	(390)	(389)	(781)
Recoveries on loans previously charged-off	449	434	1,338

Net recoveries (charge-offs)	59	45	557
Provision charged to expense	1,790	1,375	200
Reclassification to other liabilities*	—	(89)	—

Allowance for loan losses, end of year	$26,255	$24,406	$23,075

*	The reclassification relates to allowance for loan losses allocations on unused commitments that have been reclassified to other liabilities.

Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses at December 31, 2017 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2016	$1,012	$6,972	$1,612	$11,135	$1,698	$582	$1,102	$293	$24,406
Charge-offs	—	(49)	—	—	—	(341)	—	—	(390)
Recoveries	—	110	—	—	2	255	82	—	449
Provision	633	2,618	108	(1,407)	173	(123)	(195)	(17)	1,790

Ending balance at December 31, 2017	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255

Amount of allowance for loan losses for loans deemed to be impaired	$—	$7	$—	$99	$58	$—	$—	$—	$164
Amount of allowance for loan losses for loans not deemed to be impaired	$1,645	$9,644	$1,720	$9,629	$1,815	$373	$989	$276	$26,091
Loans:
Ending balance	$18,931	$763,807	$106,599	$732,491	$287,731	$19,040	$247,345	$—	$2,175,944
Loans deemed to be impaired	$—	$348	$—	$2,554	$4,212	$—	$—	$—	$7,114
Loans not deemed to be impaired	$18,931	$763,459	$106,599	$729,937	$283,519	$19,040	$247,345	$—	$2,168,830

Further information pertaining to the allowance for loan losses at December 31, 2016 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2015	$2,041	$5,899	$994	$10,589	$1,320	$644	$1,077	$511	$23,075
Charge-offs	—	—	—	—	—	(362)	(27)	—	(389)
Recoveries	—	132	—	—	6	296	—	—	434
Reclassification to other liabilities	(5)	(25)	—	(9)	(3)	(3)	(44)	—	(89)
Provision	(1,024)	966	618	555	375	7	96	(218)	1,375

Ending balance at December 31, 2016	$1,012	$6,972	$1,612	$11,135	$1,698	$582	$1,102	$293	$24,406

Amount of allowance for loan losses for loans deemed to be impaired	$3	$23	$—	$140	$7	$—	$—	$—	$173
Amount of allowance for loan losses for loans not deemed to be impaired	$1,009	$6,949	$1,612	$10,995	$1,691	$582	$1,102	$293	$24,233
Loans:
Ending balance	$14,928	$612,503	$135,418	$696,173	$241,357	$11,697	$211,857	$—	$1,923,933
Loans deemed to be impaired	$94	$389	$—	$3,149	$198	$—	$—	$—	$3,830
Loans not deemed to be impaired	$14,834	$612,114	$135,418	$693,024	$241,159	$11,697	$211,857	$—	$1,920,103

Notes to Consolidated Financial Statements — (Continued)

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2017.

Loans rated 5 (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2017.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2017, and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at December 31, 2017.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$18,931	$758,093	$106,599	$705,235
4 (Monitor)	—	5,366	—	24,702
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	348	—	2,554

Total	$18,931	$763,807	$106,599	$732,491

The Company has increased its exposure to larger loans to large institutions with publicly available credit ratings. These ratings are tracked as a credit quality indicator for these loans.

The following table presents the Company’s loans by credit rating at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)
Credit Rating:
Aaa-Aa3	$478,905	$62,029	$45,066	$586,000
A1-A3	195,599	7,635	128,554	331,788
Baa1-Baa3	—	26,970	122,000	148,970
Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2016.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$14,834	$612,114	$135,418	$661,271
4 (Monitor)	—	—	—	31,753
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	94	389	—	3,149

Total	$14,928	$612,503	$135,418	$696,173

The following table presents the Company’s loans by credit rating at December 31, 2016.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)
Credit Rating:
Aaa-Aa3	$334,674	$66,245	$6,596	$407,515
A1-A3	188,777	33,365	129,423	351,565
Baa1-Baa3	—	26,970	127,366	154,336
Ba2	—	3,610	—	3,610

Total	$523,451	$130,190	$263,385	$917,026

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

At December 31, 2017 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$18,931	$18,931
Commercial and industrial	65	44	—	109	763,698	763,807
Municipal	—	—	—	—	106,599	106,599
Commercial real estate	672	215	—	887	731,604	732,491
Residential real estate	4,282	724	—	5,006	282,725	287,731
Consumer and overdrafts	5	6	—	11	19,029	19,040
Home equity	618	695	—	1,313	246,032	247,345

Total	$5,642	$1,684	$—	$7,326	$2,168,618	$2,175,944

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2016 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$94	$—	$94	$14,834	$14,928
Commercial and industrial	37	65	—	102	612,401	612,503
Municipal	—	—	—	—	135,418	135,418
Commercial real estate	597	150	—	747	695,426	696,173
Residential real estate	245	656	—	901	240,456	241,357
Consumer and overdrafts	—	11	—	11	11,686	11,697
Home equity	735	108	—	843	211,014	211,857

Total	$1,614	$1,084	$—	$2,698	$1,921,235	$1,923,933

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

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2017:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	113	325	—	54	4
Municipal	—	—	—	—	—
Commercial real estate	420	548	—	286	21
Residential real estate	—	—	—	73	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$533	$873	$—	$413	$25

With required reserve recorded:
Construction and land development	$—	$—	$—	$43	$—
Commercial and industrial	235	235	7	318	12
Municipal	—	—	—	—	—
Commercial real estate	2,134	2,135	99	2,501	72
Residential real estate	4,212	4,212	58	2,333	73
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$6,581	$6,582	$164	$5,195	$157

Total
Construction and land development	$—	$—	$—	$43	$—
Commercial and industrial	348	560	7	372	16
Municipal	—	—	—	—	—
Commercial real estate	2,554	2,683	99	2,787	93
Residential real estate	4,212	4,212	58	2,406	73
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$7,114	$7,455	$164	$5,608	$182

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2016:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	45	232	—	53	—
Municipal	—	—	—	—	—
Commercial real estate	590	590	—	375	39
Residential real estate	90	179	—	102	7
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$725	$1,001	$—	$530	$46

With required reserve recorded:
Construction and land development	$94	$108	$3	$96	$—
Commercial and industrial	344	360	23	360	18
Municipal	—	—	—	—	—
Commercial real estate	2,559	2,665	140	2,324	71
Residential real estate	108	108	7	323	5
Consumer	—	—	—	—	—
Home equity	—	—	—	28	—

Total	$3,105	$3,241	$173	$3,131	$94

Total
Construction and land development	$94	$108	$3	$96	$—
Commercial and industrial	389	592	23	413	18
Municipal	—	—	—	—	—
Commercial real estate	3,149	3,255	140	2,699	110
Residential real estate	198	287	7	425	12
Consumer	—	—	—	—	—
Home equity	—	—	—	28	—

Total	$3,830	$4,242	$173	$3,661	$140

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

There were no troubled debt restructurings occurring during the year ended December 31, 2017.

There was one commercial real estate troubled debt restructuring during the year ended December 31, 2016. The pre-modification and post-modification outstanding recorded investment was $2,091,000. The loan was modified in 2016, by reducing the interest rate as well as extending the term on the loan. The financial impact for

Notes to Consolidated Financial Statements — (Continued)

the modification was $16,000 reduction in principal payments and $5,000 reduction in interest payments for 2016.

There were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during 2017 and 2016.

7.     Bank Premises and Equipment

December 31,	2017	2016	Estimated Useful Life
(dollars in thousands)
Land	$3,850	$3,478	—
Bank premises	21,055	19,272	30-39 years
Furniture and equipment	27,117	26,271	3-10 years
Leasehold improvements	12,674	12,802	30-39 years or lease term

	64,696	61,823
Accumulated depreciation and amortization	(41,169)	(38,406)

Total	$23,527	$23,417

The Company is obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2028. Total lease expense approximated $2,608,000, $2,834,000 and $2,755,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Included in lease expense are amounts paid to a company affiliated with Marshall M. Sloane, Chairman of the Board, amounting to $439,000, $424,000 and $413,000, respectively. Rental income approximated $321,000, $318,000 and $314,000 in 2017, 2016 and 2015, respectively. Depreciation and amortization amounted to $3,208,000, $3,099,000 and $2,728,000 at December 31, 2017, 2016 and 2015 respectively.

Future minimum rental commitments for non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2017, were as follows:

Year	Amount
(dollars in thousands)
2018	$2,309
2019	2,149
2020	1,856
2021	1,382
2022	1,022
Thereafter	1,942

$10,660

8.     Goodwill and Identifiable Intangible Assets

At December 31, 2017 and 2016, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.

Notes to Consolidated Financial Statements — (Continued)

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2017 and 2016 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Mortgage Servicing Rights	Total
(dollars in thousands)
Balance at December 31, 2015	$2,714	$1,305	$4,019
Additions	—	708	708
Amortization Expense	—	(384)	(384)

Balance at December 31, 2016	$2,714	$1,629	$4,343
Additions	—	276	276
Amortization Expense	—	(380)	(380)

Balance at December 31, 2017	$2,714	$1,525	$4,239

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

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2017, are as follows:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$1,984	$—	$1,984	$—
U.S. Government Agency Sponsored Enterprises	—	—	—	—
SBA Backed Securities	80,950	—	80,950	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	225,775	—	225,775	—
Privately Issued Residential Mortgage-Backed Securities	892	—	892	—
Obligations Issued by States and Political Subdivisions	82,600	—	—	82,600
Other Debt Securities	4,971	—	4,971	—
Equity Securities	303	303	—	—

Total	$397,475	$303	$314,572	$82,600

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$246	$—	$—	$246

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for 2017 for the estimated credit loss amounted to $3,000.

There were no transfers between level 1, 2 and 3 for the year ended December 31, 2017. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2017.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in

Notes to Consolidated Financial Statements — (Continued)

thousands) at December 31, 2017. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$82,600	Discounted cash flow	Discount rate	1.0%-3.5%(2)
Impaired Loans	246	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2017 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2016	$4,298	$160,578	$—	$164,876
Purchases	—	99,136	—	99,136
Maturities/redemptions	—	(181,394)	—	(181,394)
Amortization	—	(179)	—	(179)
Change in fair value	161	—	—	161

Balance at December 31, 2017	$4,459	$78,141	$—	$82,600

The amortized cost of Level 3 securities was $82,849,000 with an unrealized loss of $249,000 at December 31, 2017. The securities in this category are generally equity investments, municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2016, are as follows:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS
U.S. Treasury	$2,000	$—	$2,000	$—
U.S. Government Agency Sponsored Enterprises	24,952	—	24,952	—
BA Backed Securities	57,767	—	57,767	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	243,325	—	243,325	—
Privately Issued Residential Mortgage-Backed Securities	1,109	—	1,109	—
Obligations Issued by States and Political Subdivisions	164,876	—	—	164,876
Other Debt Securities	4,924	—	4,924	—
Equity Securities	344	344	—	—

Total	$499,297	$344	$334,077	$164,876

Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$260	$—	$—	$260

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

There were no transfers between level 1 and 2 for the year ended December 31, 2016. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2016.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2016. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$164,876	Discounted cash flow	Discount rate	0%-1%(2)
Impaired Loans	260	Appraisal of collateral(3)	Appraisal adjustments (4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

Notes to Consolidated Financial Statements — (Continued)

(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2016 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)
Balance at December 31, 2015	$3,820	$153,140	$37	$156,997
Purchases	—	216,646	—	216,646
Maturities/redemptions	—	(208,990)	(37)	(209,027)
Amortization	—	(218)	—	(218)
Change in fair value	478	—	—	478

Balance at December 31, 2016	$4,298	$160,578	$—	$164,876

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

10.     Deposits

The following is a summary of remaining maturities or re-pricing of time deposits as of December 31,

	2017	Percent	2016	Percent
(dollars in thousands)
Within one year	$436,911	70%	$262,406	55%
Over one year to two years	121,802	19%	87,952	18%
Over two years to three years	30,098	5%	83,067	17%
Over three years to five years	36,550	6%	44,934	10%

Total	$625,361	100%	$478,359	100%

Time deposits of more than $250,000 totaled $345,183,000 and $250,476,000 in 2017 and 2016, respectively. The increase was mainly attributable to competitive market rates for these types of deposits.

Deposits totaling $35,486,000 and $26,191,000 were attributable to related parties at December 31, 2017 and December 31, 2016, respectively.

Notes to Consolidated Financial Statements — (Continued)

11.     Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2017	2016	2015
(dollars in thousands)
Amount outstanding at December 31	$158,990	$182,280	$197,850
Weighted average rate at December 31	0.32%	0.21%	0.21%
Maximum amount outstanding at any month end	$228,848	$241,110	$299,890
Daily average balance outstanding during the year	$189,684	$222,956	$245,276
Weighted average rate during the year	0.26%	0.21%	0.20%

Amounts outstanding at December 31, 2017, 2016 and 2015 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $162,927,000, $183,829,000, and $199,152,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2017, 2016 and 2015, respectively. The approximate fair value of the collateral at those dates was $ 159,051,000, $182,074,000, and $197,318,000, respectively.

12.     Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2017	2016	2015
(dollars in thousands)
Amount outstanding at December 31	$383,861	$329,083	$404,083
Weighted average rate at December 31	2.26%	2.39%	2.29%
Maximum amount outstanding at any month end	$491,583	$467,083	$521,583
Daily average balance outstanding during the year	$309,102	$357,974	$374,109
Weighted average rate during the year	2.42%	2.48%	2.38%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2017, was approximately $127,631,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	2017		2016		2015
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(dollars in thousands)
Within one year	$164,500	1.82%	$77,500	2.21%	$100,000	1.89%
Over one year to two years	$63,000	2.17%	$54,500	2.25%	$57,500	2.72%
Over two years to three years	$28,000	2.29%	$58,000	1.87%	$54,500	2.25%
Over three years to five years	$28,500	3.19%	$58,000	2.68%	$91,000	1.85%
Over five years	$63,778	2.38%	$45,000	2.85%	$65,000	3.23%

Total	$347,778	2.13%	$293,000	2.34%	$368,000	2.30%

Notes to Consolidated Financial Statements — (Continued)

Included in the table above are $20,000,000, $45,000,000 and $55,000,000, respectively, of FHLBB advances at December 31, 2017, 2016 and 2015, that are putable at the discretion of FHLBB. These put dates were not utilized in the table above.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2017 and 2016. In May 1998, the Company consummated the sale of a trust preferred securities offering, in which it issued $29,639,000 of subordinated debt securities due 2029 to its newly formed unconsolidated subsidiary Century Bancorp Capital trust. Century Bancorp Capital Trust the issued 2,875,000 shares of Cumulative Trust Preferred with a liquidation value of $10 per share. These securities pay dividends at an annualized rate of 8.30% . The Company redeemed through its subsidiary, Century Bancorp Capital Trust, its 8.30% Trust Preferred Securities, January 10, 2005.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 3.46% at December 31, 2017 and 2.83% at December 31, 2016.

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2017 and 2016.

13.     Reclassifications Out of Accumulated Other Comprehensive Income(a)

	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year ended December 31, 2017(a)	Year ended December 31, 2016(a)	Affected line item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$47	$52	Net gains on sales of investments
	(19)	(20)	Provision for income taxes

	$28	$32	Net income

Accretion of unrealized losses transferred	$(2,292)	$(4,317)	Securities held-to-maturity
	1,258	1,505	Provision for income taxes

	$(1,034)	$(2,812)	Net income

Amortization of defined benefit pension items
Prior-service costs	$(10)	$(10)	Salaries and employee benefits(b)
Actuarial gains (losses)	(1,540)	(1,606)	Salaries and employee benefits(b)

Total before tax	(1,550)	(1,616)	Income before taxes
Tax (expense) or benefit	619	646	Provision for income taxes

Net of tax	$(931)	$(970)	Net income

Notes to Consolidated Financial Statements — (Continued)

(a)	Amounts in parentheses indicate decreases to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 17) for additional details).

14.     Earnings per share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. There were no common stock equivalents for 2017, 2016 and 2015, respectively.

The following table is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,	2017	2016	2015
(in thousands except share and per share data)
BASIC EPS COMPUTATION
Numerator:
Net income, Class A	$17,526	$19,270	$18,081
Net income, Class B	4,775	5,264	4,940
Denominator:
Weighted average shares outstanding, Class A	3,604,029	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,963,880	1,967,180	1,967,180
Basic EPS, Class A	$4.86	$5.35	$5.02
Basic EPS, Class B	$2.43	$2.68	$2.51

DILUTED EPS COMPUTATION
Numerator:
Net income, Class A	$17,526	$19,270	$18,081
Net income, Class B	4,775	5,264	4,940

Total net income, for diluted EPS, Class A computation	22,301	24,534	23,021
Denominator:
Weighted average shares outstanding, basic, Class A	3,604,029	3,600,729	3,600,729
Weighted average shares outstanding, Class B	1,963,880	1,967,180	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,963,880	1,967,180	1,967,180
Diluted EPS, Class A	$4.01	$4.41	$4.13
Diluted EPS, Class B	$2.43	$2.68	$2.51

15.     Stockholders’ Equity

DIVIDENDS

Holders of the Class A common stock may not vote in the election of directors but may vote as a class to approve certain extraordinary corporate transactions. Holders of Class B common stock may vote in the election of directors. Class A common stockholders are entitled to receive dividends per share equal to at least 200% per

Notes to Consolidated Financial Statements — (Continued)

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

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options outstanding at December 31, 2017 and December 31, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

The Basel Committee has issued capital standards entitled “Basel III: A global framework for more resilient banks and banking systems” (Basel III). The Federal Reserve has finalized its rule implementing the Basel III regulatory capital framework. The rule was effective in January 2015 and sets the Basel III minimum Regulatory capital requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Common Equity tier 1, tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank’s categorization.

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017 (Basel III)
Total Capital (to Risk-Weighted Assets)	$329,666	12.70%	$207,707	8.00%	$259,633	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	303,411	11.69%	155,780	6.00%	207,707	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	303,411	11.69%	116,835	4.50%	168,762	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	303,411	6.55%	185,199	4.00%	231,499	5.00%
As of December 31, 2016 (Basel III)
Total Capital (to Risk-Weighted Assets)	$293,143	12.27%	$191,081	8.00%	$238,851	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	268,737	11.25%	143,311	6.00%	191,081	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	268,737	11.25%	107,483	4.50%	155,253	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	268,737	6.02%	178,469	4.00%	223,086	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017 (Basel III)
Total Capital (to Risk-Weighted Assets)	$341,033	13.05%	$209,049	8.00%	$261,312	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	314,778	12.05%	156,787	6.00%	209,049	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	279,778	10.71%	117,590	4.50%	169,853	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	314,778	6.78%	185,657	4.00%	232,072	5.00%
As of December 31, 2016 (Basel III)
Total Capital (to Risk-Weighted Assets)	$305,065	12.72%	$191,904	8.00%	$239,880	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	280,659	11.70%	143,928	6.00%	191,904	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	249,753	10.41%	107,946	4.50%	155,922	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	280,659	6.28%	178,903	4.00%	223,628	5.00%

Notes to Consolidated Financial Statements — (Continued)

16.     Income Taxes

The current and deferred components of income tax (benefit) expense for the years ended December 31, are as follows:

	2017	2016	2015
(dollars in thousands)
Current expense:
Federal	$3,628	$3,875	$3,393
State	412	439	399

Total current expense	4,040	4,314	3,792

Deferred (benefit) expense:
Federal	6,496	(4,450)	(3,098)
State	422	(334)	(161)
Valuation Allowance	—	108	—

Total deferred expense (benefit)	6,918	(4,676)	(3,259)

Provision for income taxes	$10,958	$(362)	$533

Income tax accounts included in other assets at December 31, are as follows:

	2017	2016
(dollars in thousands)
Currently receivable	$15,940	$633
Deferred income tax asset, net	20,892	43,129

Total	$36,832	$43,762

Differences between income tax (benefit) expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2017	2016	2015
(dollars in thousands)
Federal income tax expense at statutory rates	$11,308	$8,218	$8,008
State income tax, net of federal income tax benefit	550	69	157
Insurance income	(371)	(406)	(375)
Effect of tax-exempt interest	(8,683)	(8,259)	(6,915)
Net tax credit	(341)	(395)	(460)
Valuation allowance	—	108	—
Deferred tax remeasurement	8,448	—	—
Other	47	303	118

Total	$10,958	$(362)	$533

Effective tax rate	32.95%	(1.50)%	2.30%

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2017	2016
(dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$7,855	$10,419
AMT credit	—	10,234
Deferred compensation	7,555	9,684
Pension and SERP liability	8,436	11,320
Unrealized losses on securities transferred to held-to-maturity	1,303	3,161
Depreciation	631	968
Accrued bonus	—	612
Unrealized (gains) losses on securities available-for-sale	14	357
Charitable contributions carryforward	442	266
Acquisition premium	17	128
Nonaccrual interest	97	125
Limited partnerships	21	30
Investments write down	17	26
Other	173	220

Gross deferred income tax asset	26,561	47,550

Valuation allowance	(108)	(108)

Gross deferred income tax asset, net of valuation allowance	26,453	47,442

Deferred income tax liabilities:
Pension asset (liability)	(4,403)	(3,662)
Deferred origination costs	(481)	—
Prepaid expenses	(248)	—
Mortgage servicing rights	(429)	(651)

Gross deferred income tax liability	(5,561)	(4,313)

Deferred income tax asset, net	$20,892	$43,129

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2017, with the exception of a $108,000 valuation allowance on a charitable contribution carryforward that has a remaining carryforward period of 3-4 years. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The majority of the provisions of the Tax Act takes effect on January 1, 2018. The Tax Act lowers the Company’s federal tax rate from 34% to 21%. The Company evaluated its deferred taxes at 21% as of the enactment date and recorded additional tax expense of $8,448,000. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can

Notes to Consolidated Financial Statements — (Continued)

offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. Accordingly, the full amount of the alternative minimum tax credit carryforward will be recovered in tax years beginning before 2022. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards.

The Company is in an Alternative Minimum Tax (“AMT”) credit position. As the AMT has been repealed and the existing credit is refundable, the AMT credit, totalling $14,001,000, has been reclassified to currently receivable. The Company and its subsidiaries file a consolidated federal tax return. The Company is subject to federal and state examinations for tax years after December 31, 2013.

17.     Employee Benefits

The Company has a Qualified Defined Benefit Pension Plan (the “Plan”), which had been offered to all employees reaching minimum age and service requirements. In 2006, the Bank became a member of the Savings Bank Employees Retirement Association (“SBERA”) within which it then began maintaining the Qualified Defined Benefit Pension Plan. SBERA offers a common and collective trust as the underlying investment structure for its retirement plans. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 40% to 64% of total portfolio assets. The remainder of the portfolio is allocated to fixed income securities with target range of 15% to 25% and other investments including global asset allocation and hedge funds from 25% to 41%.

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

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2018 to 2022 are $1,530,000, $1,569,000, $1,732,000, $1,832,000, and $1,988,000, respectively. The aggregate benefits expected to be paid in the five years from 2023 to 2027 are $11,531,000.

The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The three levels of the fair value hierarchy under Topic 820 are described as follows:

LEVEL 1

Inputs to the valuation methodology are quoted market prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

LEVEL 2

Inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly, such as: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other that quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Notes to Consolidated Financial Statements — (Continued)

LEVEL 3

Inputs that are unobservable inputs for the asset or liability.

Below is a description of the valuation methodologies used for assets measured at fair value.

Collective Funds

Valued at either the closing price reported on the active market on which the individual securities are traded or valued at the net asset value (NAV) of units of a collective trust. The NAV, as provided by the trustee, is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Participant transactions (purchases and sales) may occur daily. Were SBERA to initiate a full redemption of the collective trust, the investment advisor reserves the right to temporarily delay withdrawal from the trust in order to ensure that securities liquidations will be carried out in an orderly business manner.

Equity Securities

Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual Funds

Valued at the daily closing price as reported by the fund. Mutual funds held open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. The funds are required to publish their daily NAV and to transact at that price.

The mutual funds held are deemed to be actively traded.

Limited Partnerships and Hedge Funds

The funds are valued at NAV, without further adjustment, as calculated by the fund’s manager based upon the terms and conditions of the organization documents of the underlying investments, with further consideration to portfolio risks.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value. Classification within the fair value hierarchy table is based upon the lowest level of any input that is significant to the fair value measurement:

The fair value of plan assets and major categories as of December 31, 2017, is as follows:

Description	Percent	Level 1	Level 2	Level 3	Total
(dollars in thousands)
Collective Funds	3.6%	$1,741	$—	$—	$1,741
Equity Securities	10.7%	5,195	—	—	5,195
Diversified Mutual Funds	17.8%	8,615	—	—	8,615
Short-term investments	7.9%	3,836	—	—	3,836

Total investments measured in the fair value hierarchy	40.0%	19,387	—	—	19,387
Investments measured at net asset value(1)	60.0%	—	—	—	29,035

	100.0%	$19,387	$—	$—	$48,422

(1)	In accordance with Subtopic 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Notes to Consolidated Financial Statements — (Continued)

The fair value of plan assets and major categories as of December 31, 2016, is as follows:

Description	Percent	Level 1	Level 2	Level 3	Total
(dollars in thousands)
Collective Funds	6.9%	$2,600	$—	$—	$2,600
Equity Securities	19.7%	7,363	—	—	7,363
Diversified Mutual Funds	12.3%	4,615	—	—	4,615
Short-term investments	1.3%	475	—	—	475

Total investments measured in the fair value hierarchy	40.2%	15,053	—	—	15,053
Investments measured at net asset value(1)	59.8%	—	—	—	22,394

	100.0%	$15,053	$—	$—	$37,447

(1)	In accordance with Subtopic 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

There were no transfers to or from Level 1, 2, and 3 during the period.

INVESTMENTS MEASURED USING THE NET ASSET VALUE PER SHARE PRACTICAL EXPEDIENT

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient.

There are no participant redemption restrictions for these investments.

The investments measured using the net asset value per share practical expedient as of December 31, 2017, is as follows:

	Percent	Fair Value
(dollars in thousands)
Collective Funds by Category:
Equity	31.6%	$15,304
Diversified	0.7%	344
US debt securities	9.4%	4,569
International equities	9.1%	4,419
Limited Partnerships by Category:
Emerging markets	2.8%	1,353
Multi-strategy	1.5%	705
Hedge Funds by Category:
Multi-strategy(1)	3.5%	1,674
Global opportunities(2)	0.7%	345
Private investment entities and/or separately managed accounts(3)	0.7%	322

	60.0%	$29,035

Notes to Consolidated Financial Statements — (Continued)

The investments measured using the net asset value per share practical expedient as of December 31, 2016, is as follows:

	Percent	Fair Value
(dollars in thousands)
Collective Funds by Category:
Equity	24.1%	$9,013
Diversified	0.1%	47
US debt securities	11.3%	4,241
International equities	9.8%	3,684
Limited Partnerships by Category:
Emerging markets	0.0%	—
Multi-strategy	7.0%	2,623
Hedge Funds by Category:
Multi-strategy(1)	5.6%	2,082
Global opportunities(2)	1.1%	422
Private investment entities and/or separately managed accounts(3)	0.8%	282

	59.8%	$22,394

(1)	This category includes investments in hedge funds that pursue multiple strategies to diversify risks and reduce volatility. Fund objectives are to seek above-average rates of return and long-term capital growth through investments, which are fund of funds with a diversified portfolio of private investment entities and/or separately managed accounts managed by investment managers or achieve superior risk-adjusted capital appreciation over the long-term, generally through an investment, which invests in private investment funds and discretional managed accounts, structured notes, swaps or other similar products. The fair values of the investments in this category have been determined using the net asset value per share of the fund(s).
(2)	This category has an investment strategy to pursue a hybrid absolute return via portfolio managers, secondaries, and co-investments with a flexible and opportunistic mandate tactically allocating capital to look to capitalize on market dislocations and inefficiencies. The opportunities are expected to fall within the following strategies: Niche Alternatives and Private Credit and Hedge Fund secondaries. The fair value of the investments in this category have been determined using the last sales price, for listed securities, and in accordance with the agreement terms for portfolio-managed investments, notes, swaps, and other similar products.
(3)	The Fund’s investment objective is to invest in highly attractive, select investment opportunities by maintaining investments through private investment entities and/or separately managed accounts (each, an Investment or a Portfolio and collectively, the Investments or the Portfolios) with investment management professionals (each a Manager and collectively, the Managers) specializing in various alternative investment strategies. The Managers have broad investment experience and the ability to leverage their existing relationships with corporate management teams, investment banks and other institutions to gain access to certain investment opportunities. As such, the Manager is presented with “best idea” investment opportunities, typically in asset classes where market dislocations or other events have created attractive investment opportunities. The Managers are not restricted in the investment strategies that they may employ across different asset classes and regions. The Manager anticipates that any number of strategies will be eligible for consideration for investment by the Fund and the Fund reserves the right to invest in any particular strategy or asset class it deems appropriate.

Notes to Consolidated Financial Statements — (Continued)

ASSET ALLOCATION

SBERA offers a common and collective trust as the underlying investment structure for its retirement plans. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 40% to 64% of total portfolio assets. The remainder of the portfolio is allocated to fixed income securities with a target range of 15% to 25% and other investments including global asset allocation and hedge funds from 25% to 41%.

The Trustees of SBERA, through the Association’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings.

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

The benefits expected to be paid in each year from 2018 to 2022 are $2,096,000, $2,068,000, $2,002,000, $1,939,000 and $1,966,000, respectively. The aggregate benefits expected to be paid in the five years from 2023 to 2027 are $13,107,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2017	2016	2017	2016
(dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$42,255	$38,597	$38,610	$38,204
Service cost	1,241	1,273	1,582	1,820
Interest cost	1,450	1,358	1,382	1,334
Actuarial (gain)/loss	3,456	2,593	2,087	(1,653)
Benefits paid	(1,337)	(1,566)	(1,082)	(1,095)

Projected benefit obligation at end of year	$47,065	$42,255	$42,579	$38,610

Change in plan assets
Fair value of plan assets at beginning of year	$37,447	$33,717
Actual return on plan assets	5,312	3,221
Employer contributions	7,000	2,075
Benefits paid	(1,337)	(1,566)

Fair value of plan assets at end of year	$48,422	$37,447

(Unfunded) Funded status	$1,357	$(4,808)	$(42,579)	$(38,610)

Accumulated benefit obligation	$47,065	$42,255	$40,375	$36,392

Weighted-average assumptions as of December 31
Discount rate — Liability	3.49%	3.99%	3.42%	3.85%
Discount rate — Expense	3.99%	4.18%	3.85%	4.01%
Expected return on plan assets	8.00%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Notes to Consolidated Financial Statements — (Continued)

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2017	2016	2017	2016
(dollars in thousands)
Components of net periodic benefit cost
Service cost	$1,241	$1,273	$1,582	$1,820
Interest cost	1,450	1,358	1,382	1,334
Expected return on plan assets	(2,985)	(2,776)	—	—
Recognized prior service cost	(104)	(104)	114	114
Recognized net losses	903	801	636	805

Net periodic cost (benefit)	$505	$552	$3,714	$4,073

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$104	$104	$(114)	$(114)
Net (gain) loss	409	1,347	1,752	(2,458)

Total recognized in other comprehensive income	513	1,451	1,638	(2,572)

Total recognized in net periodic benefit cost and other comprehensive income	$1,018	$2,003	$5,352	$1,501

	December 31, 2017			December 31, 2016
	Plan	Supplemental Plan	Total	Plan	Supplemental Plan	Total
(dollars in thousands)
Prior service cost	$100	$(535)	$(435)	$204	$(649)	$(445)
Net actuarial loss	(14,408)	(15,168)	(29,576)	(13,999)	(13,416)	(27,415)

Total	$(14,308)	$(15,703)	$(30,011)	$(13,795)	$(14,065)	$(27,860)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2017, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2018	$(100)	$114
Amortization of loss to be recognized in 2018	904	707

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

Notes to Consolidated Financial Statements — (Continued)

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

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $445,000 for 2017, $418,000 for 2016 and $403,000 for 2015. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $1,859,000, $1,418,000 and $1,178,000 in 2017, 2016, and 2015, respectively.

The Company does not offer any postretirement programs other than pensions.

18.     Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2017. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Plaintiffs allege that they own property in Cambridge, MA, and claim that the value and use of their property will be impaired by Healthy Pharms decision to open a registered medicinal marijuana dispensary in abutting or nearby situated property. The Plaintiffs further allege that the Bank has a banking relationship with Healthy Pharms and that, by entering into such relationship, the Bank conspired with Healthy Pharms to violate the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961 et seq. The Plaintiffs seek unspecified treble damages, and attorney’s costs and fees, as well as injunctive and declaratory relief.

The Company believes that the claims and allegations against the Bank set forth in the complaint are without merit, and the Company and the Bank intend to vigorously defend against them.

On December 15, 2017, the Company filed a motion to dismiss the complaint; the plaintiffs filed an opposition brief, and the Company filed a reply in further support of its motion.

19.     Financial Instruments with Off-Balance-Sheet Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.

Notes to Consolidated Financial Statements — (Continued)

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

Contract or Notional Amount

	2017	2016
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$5,748	$13,877
Standby and commercial letters of credit	5,520	6,796
Unused lines of credit	434,618	362,357
Unadvanced portions of construction loans	15,152	22,049
Unadvanced portions of other loans	35,602	52,224

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

Notes to Consolidated Financial Statements — (Continued)

20.     Other Operating Expenses

Year ended December 31,	2017	2016	2015
(dollars in thousands)
Marketing	$2,315	$2,185	$1,849
Software maintenance/amortization	1,859	1,863	1,670
Legal and audit	1,543	1,255	1,269
Contributions	993	789	690
Processing services	1,160	1,040	1,002
Consulting	1,199	1,168	1,050
Postage and delivery	966	987	905
Supplies	945	948	965
Telephone	1,020	1,032	804
Directors’ fees	440	413	377
Insurance	308	323	301
Other	1,845	1,812	1,826

Total	$14,593	$13,815	$12,708

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

Notes to Consolidated Financial Statements — (Continued)

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Fair Value Measurements Level 2 Inputs	Level 3 Inputs
(dollars in thousands)
December 31, 2017
Financial assets:
Securities held-to-maturity	$1,701,233	$1,668,827	$—	$1,668,827	$—
Loans(1)	2,149,689	2,094,517	—	—	2,094,517
Financial liabilities:
Time deposits	625,361	627,517	—	627,517	—
Other borrowed funds	347,778	349,364	—	349,364	—
Subordinated debentures	36,083	36,083	—	—	36,083
December 31, 2016
Financial assets:
Securities held-to-maturity	$1,653,986	$1,635,808	$—	$1,635,808	$—
Loans(1)	1,899,527	1,873,703	—	—	1,873,703
Financial liabilities:
Time deposits	478,359	480,133	—	480,133	—
Other borrowed funds	293,000	294,940	—	294,940	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

22.    Quarterly Results of Operations (unaudited)

2017 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$29,470	$28,521	$28,806	$26,639
Interest expense	7,768	7,168	6,701	6,183

Net interest income	21,702	21,353	22,105	20,456
Provision for loan losses	450	450	490	400

Net interest income after provision for loan losses	21,252	20,903	21,615	20,056
Other operating income	4,410	3,942	4,291	3,909
Operating expenses	15,992	16,205	17,197	17,725

Income before income taxes	9,670	8,640	8,709	6,240
Provision for income taxes	9,645	617	552	144

Net income	$25	$8,023	$8,157	$6,096

Share data:
Average shares outstanding, basic
Class A	3,605,829	3,605,829	3,603,729	3,600,729
Class B	1,962,080	1,962,080	1,964,180	1,967,180
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,962,080	1,962,080	1,964,180	1,967,180
Earnings per share, basic
Class A	$0.01	$1.75	$1.78	$1.33
Class B	$—	$0.87	$0.89	$0.66
Earnings per share, diluted
Class A	$—	$1.44	$1.47	$1.09
Class B	$—	$0.87	$0.89	$0.66

Notes to Consolidated Financial Statements — (Continued)

2016 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$24,689	$25,005	$23,742	$23,263
Interest expense	5,927	5,791	5,486	5,413

Net interest income	18,762	19,214	18,256	17,850
Provision for loan losses	200	375	350	450

Net interest income after provision for loan losses	18,562	18,839	17,906	17,400
Other operating income	3,700	4,225	4,643	3,654
Operating expenses	16,156	16,630	16,288	15,683

Income before income taxes	6,106	6,434	6,261	5,371
Provision for income taxes	(394)	(52)	20	64

Net income	$6,500	$6,486	$6,241	$5,307

Share data:
Average shares outstanding, basic
Class A	3,600,729	3,600,729	3,600,729	3,600,729
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,967,180	1,967,180	1,967,180	1,967,180
Earnings per share, basic
Class A	$1.42	$1.41	$1.36	$1.16
Class B	$0.71	$0.71	$0.68	$0.58
Earnings per share, diluted
Class A	$1.17	$1.16	$1.12	$0.95
Class B	$0.71	$0.71	$0.68	$0.58

Notes to Consolidated Financial Statements — (Continued)

23.    Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2017 and 2016 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2017, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS

December 31,	2017	2016
(dollars in thousands)
ASSETS:
Cash	$1,981	$2,768
Investment in subsidiary, at equity	283,881	263,070
Other assets	16,833	10,335

Total assets	$302,695	$276,173

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$6,315	$49
Subordinated debentures	36,083	36,083
Stockholders’ equity	260,297	240,041

Total liabilities and stockholders’ equity	$302,695	$276,173

STATEMENTS OF INCOME

Year Ended December 31,	2017	2016	2015
(dollars in thousands)
Income:
Dividends from subsidiary	$2,500	$2,000	$1,500
Interest income from deposits in bank	1	3	13
Other income	34	28	24

Total income	2,535	2,031	1,537
Interest expense	1,121	937	792
Operating expenses	209	220	212

Income before income taxes and equity in undistributed income of subsidiary	1,205	874	533
Benefit from income taxes	(440)	(383)	(328)

Income before equity in undistributed income of subsidiary	1,645	1,257	861
Equity in undistributed income of subsidiary	20,656	23,277	22,160

Net income	$22,301	$24,534	$23,021

Notes to Consolidated Financial Statements — (Continued)

STATEMENTS OF CASH FLOWS

December 31,	2017	2016	2015
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,301	$24,534	$23,021
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of subsidiary	(20,656)	(23,277)	(22,160)
Depreciation and amortization	—	—	3
Increase in other assets	(6,498)	(1,527)	(1,112)
Decrease in liabilities	6,266	9	4

Net cash (used in) operating activities	1,413	(261)	(244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	—	—	—
Cash dividends paid	(2,200)	(2,201)	(2,200)

Net cash used in financing activities	(2,200)	(2,201)	(2,200)

Net (decrease) in cash	(787)	(2,462)	(2,444)

Cash at beginning of year	2,768	5,230	7,674

Cash at end of year	$1,981	$2,768	$5,230

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, collectively, the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1982.

Boston, Massachusetts

March 15, 2018

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Century Bancorp, Inc. and its subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, collectively, the consolidated financial statements, and our report dated March 15, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Boston, Massachusetts

March 15, 2018

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 97.

Barry R. Sloane	William P. Hornby, CPA
President & CEO	Chief Financial Officer & Treasurer

March 15, 2018

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	74	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Stephen R. Delinsky	73	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Louis J. Grossman	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Russell B. Higley, Esquire	78	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jackie Jenkins-Scott	68	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Linda Sloane Kay	56	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company
Fraser Lemley	77	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph P. Mercurio	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Joseph J. Senna, Esquire	78	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jo Ann Simons	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Barry R. Sloane	62	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, Century Bank and Trust Company
Marshall M. Sloane	91	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company
George F. Swansburg	75	Director, Century Bancorp, Inc., and Century Bank and Trust Company
Jon Westling	75	Director, Century Bancorp, Inc., and Century Bank and Trust Company

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

Mr. Mercurio became a director of the Company in 1990 and a director of Century Bank and Trust Company in 1995 and voluntarily resigned in 2004. He was then re-elected in 2010. In December, 2010, Mr. Mercurio retired as Executive Vice President of Boston University having completed 38 years of service. He subsequently served as Senior Vice President for Administration and Finance and currently serves as Senior Advisor to the President at Quincy College. Mr. Mercurio is also an independent consultant in the field of higher education administration. Mr. Mercurio’s experience in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 91 years old.
Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 62 years old.
William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 51 years old. He joined the Company in 2007.
Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 54 years old. He joined the Company in 1999.
Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 57 years old. He joined the Company in 1989.
Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 56 years old. She joined the Company in 1983.
David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 62 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee was composed of four directors during 2017, Joseph J. Senna, Chair, Stephen R. Delinsky, Joseph P. Mercurio, and Jon Westling, each of whom the Board of Directors has determined is independent under current FINRA listing standards. Effective December 31, 2017, Joseph Mercurio resigned from the Company’s Audit Committee and was replaced by Jo Ann Simons. The Board of Directors has determined that Mr. Senna and Ms. Jo Ann Simons qualify as “audit committee financial experts”, as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and the Massachusetts Division of Banks in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2017.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee reviews: the financial information provided to shareholders and others; the systems of internal controls regarding finance, accounting, legal/regulatory compliance, and ethics; and the audit and financial reporting processes. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter was last published in the Form 10-K for the period ending December 31, 2015.

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
/s/ Jo Ann Simons
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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers or Directors failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2017, or in prior fiscal years.

Based solely on a review of Forms 4 filed with the SEC during the fiscal year ended December 31, 2017, the Company believes a beneficial owner of more than 10% of the Company’s Class A Common Stock, James J. Filler, timely filed all reports he was required to file during the aforementioned fiscal year except nineteen (19) reports covering twenty-six (26) transactions that were filed late by Mr. Filler.

ITEM 11. EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2017.

Introduction

The following discussion and analysis includes separate sections on:

•	The Composition and Responsibilities of the Compensation Committee

•	The Company’s Executive Compensation Conclusion

•	Compensation Discussion and Analysis (CD&A)

•	Philosophy and Objectives of the Company

•	Compensation Process

•	Compensation Consultant

•	Compensation Components

•	Post-Employment Compensation

•	Chief Executive Officer Compensation

•	Executive Officer Compensation

•	Consulting Services Agreements

•	Employment Agreements

•	Report of the Compensation Committee

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision and did not award stock incentive awards for fiscal year 2017. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee’s process incorporates the following:

•	The Committee operates under a written charter which is periodically reviewed. The Committee amended its charter in 2014 to conform to NASDAQ compensation committee rule amendments.

•	The Committee meets with representatives of management to review and discuss prepared materials and issues.

•	The Committee considers recommendations from the Chief Executive Officer with respect to the compensation of the Company’s Named Executive Officers.

•	Our independent compensation consultant attends Committee meetings as requested.

•	The Committee meets and deliberates privately without management present. Our consultant participates in these sessions as requested.

•	The Committee may consult with the non-management and independent directors regarding decisions affecting Executive compensation.

•	The Committee reports the Committee’s major actions to the entire Board at the Board of Director’s meeting in December or the following January.

•	The Committee recommends for approval to the Board of Directors the fees for our Board and Board Committees.

•	The Board of Directors then considers the report of the Compensation Committee and accepts or amends and approves or ratifies all matters presented for consideration.

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

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2017.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2017. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2017.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2017 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 110 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 111.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2017 and received matching contributions up to a maximum of $5,400. The plan is currently administered by SBERA.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2017 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 112.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired life insurance policies providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2017.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane, a 5% salary increase in 2017. In recognition of the Company’s solid financial performance in 2017, the Company also granted a $240,000 cash bonus payable to Mr. Barry R. Sloane.

The 2017 total compensation for the Chief Executive Officer was $2,055,158, as shown in the Summary Compensation Table. The 2017 estimated median compensation for the Company was $48,920. The CEO total compensation was approximately 42 times the total compensation of the median employee calculated in the same manner. In determining the median employee, a listing was prepared of all employees as of December 31, 2017. Compensation was annualized for those employees that were not employed for the full year of 2017.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for each of the following Named Executive Officers, Linda Sloane Kay, Paul Evangelista, David Woonton, William Hornby and Brian Feeney increased 5% in 2017. In light of the Company’s financial performance in 2017, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $405,401 per year during 2017 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2017 as noted on the Summary Compensation Table.

Employment Agreement

The Company has entered into an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC.

/s/ Fraser Lemley, Chairman
/s/ Joseph Mercurio
/s/ Jon Westling

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2017 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($) (1)	Total ($)
Marshall M. Sloane (2)	2017	—	—	—	—	—	1,280,741	1,280,741
Chairman of the Board,	2016	—	—	—	—	—	1,124,822	1,124,822
Century Bancorp, Inc. and Century Bank and Trust Company	2015	—	—	—	—	542,344	1,020,928	1,563,272
Barry R. Sloane	2017	652,232	240,000	—	—	1,103,884	59,042	2,055,158
President and CEO, Century	2016	621,174	200,000	—	—	1,098,238	55,122	1,974,534
Bancorp, Inc. and Century Bank and Trust Company	2015	603,081	132,120	—	—	1,528,901	61,409	2,325,511
David B. Woonton	2017	386,859	79,936	—	—	137,891	7,541	612,227
Executive Vice President,	2016	368,437	66,613	—	—	284,037	10,771	729,858
Century Bank and Trust Company	2015	357,706	62,842	—	—	607,906	16,221	1,044,675
Paul A. Evangelista	2017	386,859	79,936	—	—	488,865	8,814	964,474
Executive Vice President,	2016	368,437	66,613	—	—	225,130	9,279	669,459
Century Bank and Trust Company	2015	357,706	62,842	—	—	422,371	12,750	855,669
Linda Sloane Kay	2017	386,859	102,000	—	—	661,850	22,835	1,173,544
Executive Vice President	2016	368,437	85,000	—	—	430,658	22,481	906,576
Century Bank and Trust Company	2015	357,706	62,842	—	—	410,910	21,506	852,964
Brian J. Feeney	2017	351,763	77,986	—	—	552,360	17,555	999,664
Executive Vice President,	2016	335,012	64,988	—	—	361,405	17,047	778,452
Century Bank and Trust Company	2015	317,246	54,986	—	—	391,958	18,512	782,702
William P. Hornby	2017	351,750	78,000	—	—	439,310	14,914	883,974
Chief Financial Officer and	2016	335,000	65,000	—	—	265,483	15,398	680,881
Treasurer, Century Bancorp, Inc. and Century Bank and Trust Company	2015	317,246	54,986	—	—	273,718	15,688	661,638

(1)	The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.
(2)	This amount, for 2017, includes $405,401 for consulting services, $643,713 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $41,650 for Director fees, $168,056 for bonus, as well as country club membership dues, health insurance premiums and Medicare reimbursements.

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2017 ($)(1)	Payments During Last Fiscal Year 12/31/2017 ($)
Marshall M. Sloane	Defined Benefit	33	523,476	94,261
Chairman of the Board	Pension Plan
Barry R. Sloane	Defined Benefit	14	337,065	—
President and CEO	Pension Plan
David B. Woonton	Defined Benefit	18	833,610	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Paul A. Evangelista	Defined Benefit	18	633,657	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
Linda Sloane Kay	Defined Benefit	17	411,964	—
Executive Vice President	Pension Plan
Century Bank and Trust Company
Brian J. Feeney	Defined Benefit	28	703,314	—
Executive Vice President,	Pension Plan
Century Bank and Trust Company
William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 3.67% and the mortality table used is the RP 2014 adjusted to 2006 White Collar Mortality Table with projection MP 2017.
(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit-12/31/2017 ($)(1)	Payments During Last Fiscal Year-12/31/2017 ($)
Marshall M. Sloane(2)	Supplemental Executive	33	2,733,390	523,639
Chairman of the Board	Insurance/Retirement Plan
Barry R. Sloane(2)	Supplemental Executive	16	8,692,533	—
President and CEO	Insurance/Retirement Plan
David B. Woonton(2)	Supplemental Executive	18	3,918,931	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Paul A. Evangelista(2)	Supplemental Executive	18	3,150,578	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Linda Sloane Kay(2)	Supplemental Executive	9	2,058,911	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
Brian J. Feeney(2)	Supplemental Executive	10	1,882,654	—
Executive Vice President,	Insurance/Retirement Plan
Century Bank and Trust Company
William P. Hornby(2)	Supplemental Executive	9	1,538,995	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan

(1)	The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 3.42% and the mortality table used is RP 2014 adjusted to 2006 White Collar Mortality Table with projection MP 2017.
(2)	As of January 1, 2017, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 100%, 100%, 100%, 62.5%, 55% and 55% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $17,600 retainer per year, $350 per Company Board meeting attended, $900 per Bank Board meeting attended and $750 per committee meeting attended. Joseph Senna receives $2,400 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2017

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
George R. Baldwin	41,800	—	41,800
Stephen R. Delinsky	36,400	—	36,400
Louis Grossman	40,000	—	40,000
Russell B. Higley	34,000	—	34,000
Jackie Jenkins-Scott	40,150	—	40,150
Linda Sloane Kay	—	—	—
Fraser Lemley	42,400	—	42,400
Joseph P. Mercurio	42,550	—	42,550
Joseph J. Senna	50,050	—	50,050
Jo Ann Simons	36,550	—	36,550
Barry R. Sloane	—	—	—
Marshall M. Sloane(1)	—	—	—
George F. Swansburg(2)	43,550	14,500	58,050
Jon Westling	30,550	—	30,550

(1)	Amounts paid are listed in the Summary Compensation Table.
(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2017, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2017, there were 3,605,829 shares of Class A Common Stock and 1,962,080 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned		% B Owned
James J. Filler(6)	602,972		16.72%
2964 Shook Hill Parkway, Birmingham, AL 35223
Marshall M. Sloane(a)	31,617	(1)	0.88%	1,721,841	(2)	87.76%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Stephen R. Delinsky(a)	2,989	(5)	0.08%
Paul A. Evangelista(b)	7,771		0.22%
Brian J. Feeney(b)	1,926		0.05%
Louis Grossman(a)	100		0.00%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	10,978	(3)	0.30%	60,000		3.06%
Fraser Lemley(a)	23,764		0.66%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	25,001		0.69%
Jo Ann Simons	100		0.00%
Barry R. Sloane(a)(b)	4,764	(4)	0.13%
George F. Swansburg(a)	32,251		0.89%
Jon Westling(a)	9,088		0.25%
David B. Woonton(b)	800		0.02%
All directors and officers as a group (18 in number)	162,210		4.50%	1,781,841		90.81%

(a)	Denotes director of the Company.
(b)	Denotes officer of the Company or one of its subsidiaries.
(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,899 shares held in trust for Mr. Sloane’s grandchildren.
(2)	Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,694,580 shares held by Sloane Family Enterprises LP, and does not include 60,000 shares owned by Linda Sloane Kay. Mr. Sloane disclaims beneficial ownership of such 60,000 shares and 1,694,580 shares held by Sloane Family Enterprises LP.
(3)	Includes 10,134 shares owned by Ms. Kay’s spouse.
(4)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Includes 3,111 shares pledged.
(5)	Includes 257 shares owned by Mr. Delinsky’s children.
(6)	The Company has relied upon the information set forth in the Form 4 filed with the SEC by James J. Filler on December 29, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

NASDAQ Stock Market (“NASDAQ”) rules, and our governance principles, require that at least a majority of our Board be composed of “independent” directors. All of our directors other than Marshall M. Sloane, Barry R. Sloane, Linda Sloane Kay, and George F. Swansburg are “independent” within the meaning of both the NASDAQ rules and our own corporate governance principles. Ten of our fourteen directors, therefore, are currently “independent” directors.

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

Description of Fees	Fiscal 2017 Amount	Fiscal 2016 Amount
Audit fees(1)	$495,000	$490,000
Audit-related fees	—	—
Tax fees(2)	50,000	49,000
Other fees	—	—

	$545,000	$539,000

(1)	includes fees for annual audit, review of quarterly financial statements, and internal control attestations.
(2)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2017 and 2016

Consolidated Statements of Income — Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity-Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows-Years Ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).(p)

3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.

3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.

4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).(p)

4.2	Century Bancorp, Inc. 401(K) Plan.

4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.

10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.

10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.

10.3	The Century Bancorp, Inc. Supplemental Executive Retirement and Insurance Plan, as amended and restated effective as of December 31, 2016.

10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.

10.5	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.6	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.7	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.8	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.9	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.

10.10	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.

10.11	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.

10.12	Severance agreement among Century Bancorp, Inc., Century Bank and Trust Company and Jonathan G. Sloane dated April 30, 2010 incorporated by reference previously filed with an 8-K on May 14, 2010.

14	Code of ethics, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 9, 2016.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

(P)	Paper filing

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	As provided in Rule 406T of Regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b) Exhibits required by Item 601 of Regulation S-K.

See (a)(3) above for exhibits filed herewith.

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2018.

Century Bancorp, Inc.

By:	/s/ Marshall M. Sloane
Marshall M. Sloane, Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin George R. Baldwin, Director	/s/ Joseph Senna Joseph Senna, Director

/s/ Stephen R. Delinsky Stephen R. Delinsky, Director	/s/ Jo Ann Simons Jo Ann Simons, Director

/s/ Louis J. Grossman Louis J. Grossman, Director	/s/ George F. Swansburg George F. Swansburg, Director

/s/ Russell B. Higley Russell B. Higley, Esquire, Director	/s/ Jon Westling Jon Westling, Director

/s/ Jackie Jenkins-Scott Jackie Jenkins-Scott, Director	/s/ Marshall M. Sloane Marshall M. Sloane, Chairman

/s/ Linda Sloane Kay Linda Sloane Kay, Director Executive Vice President, Century Bank and Trust Company	/s/ Barry R. Sloane Barry R. Sloane, Director, President and Chief Executive Officer

/s/ Fraser Lemley Fraser Lemley, Director	/s/ William P. Hornby William P. Hornby, CPA, Chief Financial Officer and Treasurer

/s/ Joseph P. Mercurio Joseph P. Mercurio, Director	/s/ Anthony C. LaRosa Anthony C. LaRosa, CPA, Senior Vice President, Century Bank and Trust Company, Principal Accounting Officer