Form 10-Q
period 2018-03-31
CENTURY BANCORP INC
filed 2018-05-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 30, 2018, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,608.029 Shares
Class B Common Stock, $1.00 par value	1,959,880 Shares

Century Bancorp, Inc.

	Index	Page Number
Part I	Financial Information
	Forward Looking Statements	3
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets:
	March 31, 2018 and December 31, 2017	4
	Consolidated Statements of Income:
	Three Months Ended March 31, 2018 and 2017	5
	Consolidated Statements of Comprehensive Income:
	Three Months Ended March 31, 2018 and 2017	6
	Consolidated Statements of Changes in Stockholders’ Equity:
	Three Months Ended March 31, 2018 and 2017	7
	Consolidated Statements of Cash Flows:
	Three Months Ended March 31, 2018 and 2017	8
	Notes to Consolidated Financial Statements	9 - 30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 - 39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

Part II.	Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40 - 41

Signatures		42

Exhibits	Ex-31.1
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

PART I – Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

Assets	March 31,2018	December 31,2017
Cash and due from banks	$64,544	$77,199
Federal funds sold and interest-bearing deposits in other banks	186,125	279,231

Total cash and cash equivalents	250,669	356,430
Securities available-for-sale, amortized cost $371,013 and $395,947, respectively	370,976	395,831
Securities held-to-maturity, fair value $1,760,498 and $1,668,827, respectively	1,817,633	1,701,233
Federal Home Loan Bank of Boston, stock at cost	20,050	21,779
Equity securities, amortized cost $ 1,635 and $1,635, respectively	1,654	1,663
Loans, net:
Construction and land development	17,583	18,931
Commercial and industrial	758,621	763,807
Municipal	104,044	106,599
Commercial real estate	726,440	732,491
Residential real estate	300,941	287,731
Consumer	18,635	18,458
Home equity	260,179	247,345
Overdrafts	704	582

Total loans, net	2,187,147	2,175,944
Less: allowance for loan losses	26,695	26,255

Net loans	2,160,452	2,149,689
Bank premises and equipment	23,220	23,527
Accrued interest receivable	10,844	11,179
Goodwill	2,714	2,714
Other assets	118,470	121,527

Total assets	$4,776,682	$4,785,572

Liabilities
Deposits:
Demand deposits	$715,032	$736,020
Savings and NOW deposits	1,409,157	1,367,358
Money market accounts	1,195,785	1,188,228
Time deposits	615,822	625,361

Total deposits	3,935,796	3,916,967
Securities sold under agreements to repurchase	141,560	158,990
Other borrowed funds	317,054	347,778
Subordinated debentures	36,083	36,083
Due to broker	10,011	—
Other liabilities	67,978	65,457

Total liabilities	4,508,482	4,525,275
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,608,029 shares and 3,605,829 shares, respectively	3,608	3,606
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,959,880 shares and 1,962,080 shares respectively	1,960	1,962
Additional paid-in capital	12,292	12,292
Retained earnings	274,636	263,666

	292,496	281,526
Unrealized losses on securities available-for-sale, net of taxes	(32)	(62)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(3,270)	(3,050)
Pension liability, net of taxes	(20,994)	(18,117)

Total accumulated other comprehensive loss, net of taxes	(24,296)	(21,229)

Total stockholders’ equity	268,200	260,297

Total liabilities and stockholders’ equity	$4,776,682	$4,785,572

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2018	2017
Interest income
Loans	$18,267	$15,100
Securities held-to-maturity	10,288	9,535
Securities available-for-sale	1,992	1,611
Federal funds sold and interest-bearing deposits in other banks	883	393

Total interest income	31,430	26,639

Interest expense
Savings and NOW deposits	2,223	1,227
Money market accounts	2,453	1,274
Time deposits	2,363	1,651
Securities sold under agreements to repurchase	181	103
Other borrowed funds and subordinated debentures	1,742	1,928

Total interest expense	8,962	6,183

Net interest income	22,468	20,456
Provision for loan losses	450	400

Net interest income after provision for loan losses	22,018	20,056
Other operating income
Service charges on deposit accounts	2,067	2,016
Lockbox fees	791	771
Net gains on sales of securities	197	—
Gains on sales of mortgage loans	—	101
Other income	1,138	1,021

Total other operating income	4,193	3,909

Operating expenses
Salaries and employee benefits	11,225	10,794
Occupancy	1,637	1,741
Equipment	794	706
FDIC assessments	383	438
Other	3,962	4,046

Total operating expenses	18,001	17,725

Income before income taxes	8,210	6,240
Provision for income taxes	501	144

Net income	$7,709	$6,096

Share data:
Weighted average number of shares outstanding, basic
Class A	3,608,029	3,600,729
Class B	1,959,880	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909
Class B	1,959,880	1,967,180
Basic earnings per share:
Class A	$1.68	$1.33
Class B	$0.84	$0.66
Diluted earnings per share
Class A	$1.38	$1.09
Class B	$0.84	$0.66

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended March 31,
	2018	2017
Net income	$7,709	$6,096
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	213	135
Less: reclassification adjustment for gains included in net income	(142)	—

Total unrealized (losses) gains on securities	71	135
Accretion of net unrealized losses transferred	381	373
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	293	232

Other comprehensive income	745	740

Comprehensive income	$8,454	$6,836

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041
Net income	—	—	—	6,096	—	6,096
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $88 in taxes	—	—	—	—	135	135
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $287 in taxes	—	—	—	—	373	373
Pension liability adjustment, net of $155 in taxes	—	—	—	—	232	232
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(432)	—	(432)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2017	$3,601	$1,967	$12,292	$249,112	$(20,644)	$246,328

Balance at December 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297
Net income	—	—	—	7,709	—	7,709
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $9 in taxes and $197 in realized gains	—	—	—	—	71	71
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $139 in taxes	—	—	—	—	381	381
Pension liability adjustment, net of $114 in taxes	—	—	—	—	293	293
Adoption of ASU 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—
Adoption of ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—
Conversion of Class B Common Stock to Class A Common Stock, 2,200 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(434)	—	(434)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2018	$3,608	$1,960	$12,292	$274,636	$(24,296)	$268,200

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,709	$6,096
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of mortgage loans	—	(101)
Net gains on sales of securities	(197)	—
Net loss on equity securities	9	—
Provision for loan losses	450	400
Deferred income taxes	(680)	(1,165)
Net depreciation and amortization	592	887
Decrease (increase) in accrued interest receivable	335	(542)
Decrease (increase) in other assets	3,076	(1,690)
Increase in other liabilities	2,926	2,493

Net cash provided by operating activities	14,220	6,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	1,082
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	3,464	714
Purchase of Federal Home Loan Bank of Boston stock	(1,735)	—
Proceeds from calls/maturities of securities available-for-sale	31,527	41,155
Proceeds from sales of securities available-for-sale	17,871	—
Purchase of securities available-for-sale	(19,336)	(51,606)
Proceeds from calls/maturities of securities held-to-maturity	59,409	62,537
Purchase of securities held-to-maturity	(169,974)	(217,463)
Proceeds from life insurance policies	375	—
Net increase in loans	(11,198)	(124,327)
Proceeds from sales of portfolio loans	—	7,899
Capital expenditures	(508)	(897)

Net cash used in investing activities	(90,105)	(280,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(9,539)	42,102
Net increase in demand, savings, money market and NOW deposits	28,368	48,142
Cash dividends	(551)	(549)
Net (decrease) increase in securities sold under agreements to repurchase	(17,430)	7,640
Net (decrease) increase in other borrowed funds	(30,724)	8,500

Net cash (used in) provided by financing activities	(29,876)	105,835

Net decrease in cash and cash equivalents	(105,761)	(168,693)
Cash and cash equivalents at beginning of period	356,430	236,151

Cash and cash equivalents at end of period	$250,669	$67,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,008	$6,232
Income taxes	225	210
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	71	135
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	381	373
Pension liability adjustment, net of taxes	293	232
Change in due to (from) to broker	10,011	—

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2018 and 2017

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

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

Note 2. Securities Available-for-Sale

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$2,000	$—	$19	$1,981	$1,999	$—	$15	$1,984
U.S. Government Sponsored Enterprises	3,934	—	13	3,921	—	—	—	—
SBA Backed Securities	79,118	—	335	78,783	81,065	46	161	80,950
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	200,364	668	271	200,761	225,537	556	317	225,776
Privately Issued Residential Mortgage-Backed Securities	823	4	8	819	897	4	9	892
Obligations Issued by States and Political Subdivisions	81,174	—	66	81,108	82,849	—	249	82,600
Other Debt Securities	3,600	46	43	3,603	3,600	68	39	3,629

Total	$371,013	$718	$755	$370,976	$395,947	$674	$790	$395,831

Included in SBA Backed Securities and U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $217,340,000 and $216,353,000 at March 31, 2018 and December 31, 2017, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $58,870,000 and $67,780,000 at March 31, 2018 and December 31, 2017, respectively. The Company realized gross gains of $197,000 from the proceeds of $17,871,000 from the sales of available-for-sale securities for the three months ended March 31, 2018. There were no sales of available-for-sales securities for the three months ended March 31, 2017.

Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2018.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$72,533	$72,531
After one but within five years	96,860	96,793
After five but within ten years	130,698	130,957
More than 10 years	70,922	70,695

Total	$371,013	$370,976

The weighted average remaining life of investment securities available-for-sale at March 31, 2018 was 5.6 years. Included in the weighted average remaining life calculation at March 31, 2018 were $3,934,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2018 and December 31, 2017, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Treasury, SBA Backed Securities, U.S. Government Sponsored Enterprises, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities, Privately Issued Residential Mortgage-Backed Securities, Obligations Issued by States and Political Subdivisions, and Other Debt Securities, related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2018. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 23 and 22 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 181 holdings at March 31, 2018.

	March 31, 2018
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,981	$19	$—	$—	$1,981	$19
U.S. Government Sponsored Enterprises	3,921	13	—	—	3,921	13
SBA Backed Securities	39,032	112	39,752	223	78,784	335
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	46,317	38	46,305	233	92,622	271
Privately Issued Residential Mortgage-Backed Securities	—	—	582	8	582	8
Obligations Issued by States and Political Subdivisions	—	—	4,643	66	4,643	66
Other Debt Securities	400	1	457	42	857	43

Total temporarily impaired securities	$91,651	$183	$91,739	$572	$183,390	$755

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 16 and 28 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 249 holdings at December 31, 2017.

	December 31, 2017
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,984	$15	$—	$—	$1,984	$15
U.S. Government Sponsored Enterprises	$—	$—	$—	$—	—	—
SBA Backed Securities	18,378	55	40,911	106	59,289	161
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	40,394	123	59,336	194	99,730	317
Privately Issued Residential Mortgage-Backed Securities	—	—	633	9	633	9
Obligations Issued by States and Political Subdivisions	—	—	4,458	249	4,458	249
Other Debt Securities	400	—	461	39	861	39

Total temporarily impaired securities	$61,156	$193	$105,799	$597	$166,955	$790

Note 3. Investment Securities Held-to-Maturity

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$139,780	$18	$922	$138,876	$104,653	$341	$472	$104,522
SBA Backed Securities	56,188	—	2,005	54,183	57,235	20	1,271	55,984
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,621,665	610	54,836	1,567,439	1,539,345	2,261	33,285	1,508,321

Total	$1,817,633	$628	$57,763	$1,760,498	$1,701,233	$2,622	$35,028	$1,668,827

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,216,741,000 and $1,262,708,000 at March 31, 2018 and December 31, 2017, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $465,541,000 and $382,120,000 at March 31, 2018 and December 31, 2017, respectively. There were no sales of held-to-maturity securities for the three months ended March 31, 2018 and March 31, 2017 respectively.

At March 31, 2018 and December 31, 2017, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2018.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$24,860	$24,840
After one but within five years	1,184,354	1,150,251
After five but within ten years	605,293	582,422
More than ten years	3,126	2,985

Total	$1,817,633	$1,760,498

The weighted average remaining life of investment securities held-to-maturity at March 31, 2018 was 4.5 years. Included in the weighted average remaining life calculation at March 31, 2018 were $44,996,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of March 31, 2018 and December 31, 2017, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired March 31, 2018 and December 31, 2017.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at March 31, 2018. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 182 and 174 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 423 holdings at March 31, 2018.

	March 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$84,390	$583	$14,662	$339	$99,052	$922
SBA Backed Securities	21,384	592	32,798	1,413	54,182	2,005
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	682,644	14,431	815,823	40,405	1,498,467	54,836

Total temporarily impaired securities	$788,418	$15,606	$863,283	$42,157	$1,651,701	$57,763

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 117 and 168 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 404 holdings at December 31, 2017.

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2018	2017
	(in thousands)
Allowance for loan losses, beginning of period	$26,255	$24,406
Loans charged off	(87)	(96)
Recoveries on loans previously charged-off	77	117

Net recoveries (charge-offs)	(10)	21
Provision charged to expense	450	400

Allowance for loan losses, end of period	$26,695	$24,827

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
Allowance for loan losses:	(in thousands)
Balance at December 31, 2017	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255
Charge-offs	—	(5)	—	—	—	(82)	—	—	(87)
Recoveries	—	23	—	—	—	54	—	—	77
Provision	(207)	(5)	—	59	586	(24)	78	(37)	450

Ending balance at March 31, 2018	$1,438	$9,664	$1,720	$9,787	$2,459	$321	$1,067	$239	$26,695

Amount of allowance for loan losses for loans deemed to be impaired	$—	$12	$—	$94	$580	$—	$—	$—	$686

Amount of allowance for loan losses for loans not deemed to be impaired	$1,438	$9,652	$1,720	$9,693	$1,879	$321	$1,067	$239	$26,009

Loans:
Ending balance	$17,583	$758,621	$104,044	$726,440	$300,941	$19,339	$260,179	$—	$2,187,147

Loans deemed to be impaired	$—	$522	$—	$2,528	$2,774	$—	$—	$—	$5,824

Loans not deemed to be impaired	$17,583	$758,099	$104,044	$723,912	$298,167	$19,339	$260,179	$—	$2,181,323

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2017 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
Allowance for loan losses:	(in thousands)
Balance at December 31, 2016	$1,012	$6,972	$1,612	$11,135	$1,698	$582	$1,102	$293	$24,406
Charge-offs	—	—	—	—	—	(96)	—	—	(96)
Recoveries	—	19	—	—	2	96	—	—	117
Provision	(139)	378	287	81	(29)	(130)	(52)	4	400

Ending balance at March 31, 2017	$873	$7,369	$1,899	$11,216	$1,671	$452	$1,050	$297	$24,827

Amount of allowance for loan losses for loans deemed to be impaired	$2	$21	$—	$130	$6	$—	$—	$—	$159

Amount of allowance for loan losses for loans not deemed to be impaired	$871	$7,348	$1,899	$11,086	$1,665	$452	$1,050	$297	$24,668

Loans:
Ending balance	$10,773	$649,326	$153,447	$732,151	$264,442	$11,573	$218,782	$—	$2,040,494

Loans deemed to be impaired	$93	$378	$—	$3,123	$190	$—	$—	$—	$3,784

Loans not deemed to be impaired	$10,680	$648,948	$153,447	$729,028	$264,252	$11,573	$218,782	$—	$2,036,710

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2018 and December 31, 2017.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2018 and December 31, 2017.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2018 and December 31, 2017 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2018.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
Grade:	(in thousands)
1-3 (Pass)	$17,583	$752,853	$104,044	$699,363
4 (Monitor)	—	5,246	—	24,549
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	522	—	2,528

Total	$17,583	$758,621	$104,044	$726,440

The following table presents the Company’s loans by risk rating at December 31, 2017.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
Grade:	(in thousands)
1-3 (Pass)	$18,931	$758,093	$106,599	$705,235
4 (Monitor)	—	5,366	—	24,702
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	348	—	2,554

Total	$18,931	$763,807	$106,599	$732,491

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2018 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$477,230	$59,024	$43,667	$579,921
A1 – A3	195,449	7,635	128,211	331,295
Baa1 – Baa3	—	26,970	121,125	148,095
Ba2	—	8,165	—	8,165

Total	$672,679	$101,794	$293,003	$1,067,476

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$478,905	$62,029	$45,066	$586,000
A1 – A3	195,599	7,635	128,554	331,788
Baa1 – Baa3	—	26,970	122,000	148,970
Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2018 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$17,583	$17,583
Commercial and industrial	242	198	—	440	758,181	758,621
Municipal	—	—	—	—	104,044	104,044
Commercial real estate	1,713	211	—	1,924	724,516	726,440
Residential real estate	1,270	186	—	1,456	299,485	300,941
Consumer and overdrafts	8	2	—	10	19,329	19,339
Home equity	704	789	—	1,493	258,686	260,179

Total	$3,937	$1,386	$—	$5,323	$2,181,824	$2,187,147

Further information pertaining to the allowance for loan losses at December 31, 2017 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$18,931	$18,931
Commercial and industrial	65	44	—	109	763,698	763,807
Municipal	—	—	—	—	106,599	106,599
Commercial real estate	672	215	—	887	731,604	732,491
Residential real estate	4,282	724	—	5,006	282,725	287,731
Consumer and overdrafts	5	6	—	11	19,029	19,040
Home equity	618	695	—	1,313	246,032	247,345

Total	$5,642	$1,684	$—	$7,326	$2,168,618	$2,175,944

Impaired loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include: the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2017.

The following is information pertaining to impaired loans for March 31, 2018:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 3/31/18	Interest Income Recognized for 3 Months Ending 3/31/18
With no required reserve recorded:	(in thousands)
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	27	214	—	49	—
Municipal	—	—	—	—	—
Commercial real estate	210	231	—	265	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$237	$445	$—	$314	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	495	511	12	388	5
Municipal	—	—	—	—	—
Commercial real estate	2,318	2,430	94	2,278	23
Residential real estate	2,774	2,774	580	3,827	6
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,587	$5,715	$686	$6,493	$34

Total:
Construction and land development	$—	$—	$—	$—2	$—
Commercial and industrial	522	725	12	437	5
Municipal	—	—	—	—	—
Commercial real estate	2,528	2,661	94	2,543	23
Residential real estate	2,774	2,774	580	3,827	6
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,824	$6,160	$686	$6,807	$34

The following is information pertaining to impaired loans for March 31, 2017:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 3/31/17	Interest Income Recognized for 3 Months Ending 3/31/17
With no required reserve recorded:	(in thousands)
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	41	229	—	43	—
Municipal	—	—	—	—	—
Commercial real estate	588	588	—	589	9
Residential real estate	84	174	—	87	2
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$713	$991	$—	$719	$11

With required reserve recorded:
Construction and land development	$93	$108	$2	$93	$—
Commercial and industrial	337	352	21	339	4
Municipal	—	—	—	—	—
Commercial real estate	2,535	2,642	130	2,548	23
Residential real estate	106	106	6	107	1
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,071	$3,208	$159	$3,087	$28

Total:
Construction and land development	$93	$108	$2	$93	$—
Commercial and industrial	378	581	21	382	4
Municipal	—	—	—	—	—
Commercial real estate	3,123	3,230	130	3,137	32
Residential real estate	190	280	6	194	3
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,784	$4,199	$159	$3,806	$39

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

There was one residential real estate loan and one consumer loan that were modified during the first quarter of 2018. The loans were modified by reducing the interest rates as well as extending the terms on both loans. The pre-modification and post-modification outstanding recorded investment was $2,675,000 for the residential real estate loan that was accruing and had a specific reserve of $575,000. The pre-modification and post-modification outstanding recorded investment was $17,000 for the consumer loan that was accruing and had a specific reserve of $1,000. The financial impact for the modifications was not material.

There was no troubled debt restructuring that occurred during the three month period ended March 31, 2017. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first three months of 2017 and 2018.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017		Affected Line Item in the Statement where Net Income is Presented
	(in thousands)
Unrealized gains and losses onavailable-for-sale securities	$197		$—		Net gains on sales of investments
	(55)		—		Provision for income taxes

	$142		$—		Net income

Accretion of unrealized losses transferred	$(520)		$(662)		Interest on securities held-to-maturity
	139		289		Provision for income taxes

	$(381)		$(373)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(4	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(403	)(b)	(384	)(b)	Salaries and employee benefits

Total before tax	(407)		(387)		Income before taxes

Tax (expense) or benefit	114		155		Provision for income taxes

Net of tax	$(293)		$(232)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended March 31, 2018 and 2017.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended March 31,
(in thousands except share and per share data)	2018	2017
Basic EPS Computation:
Numerator:
Net income, Class A	$6,062	$4,788
Net income, Class B	1,647	1,308
Denominator:
Weighted average shares outstanding, Class A	3,608,029	3,600,729
Weighted average shares outstanding, Class B	1,959,880	1,967,180
Basic EPS, Class A	$1.68	$1.33
Basic EPS, Class B	0.84	0.66

Diluted EPS Computation:
Numerator:
Net income, Class A	$6,062	$4,788
Net income, Class B	1,647	1,308

Total net income, for diluted EPS, Class A computation	7,709	6,096
Denominator:
Weighted average shares outstanding, basic, Class A	3,608,029	3,600,729
Weighted average shares outstanding, Class B	1,959,880	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,959,880	1,967,180
Diluted EPS, Class A	$1.38	$1.09
Diluted EPS, Class B	0.84	0.66

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

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2018	2017	2018	2017
	(in thousands)
Service cost	$353	$310	$277	$395
Interest	370	362	346	345
Expected return on plan assets	(954)	(746)	—	—
Recognized prior service cost (benefit)	(25)	(26)	29	29
Recognized net actuarial losses	227	226	176	159

Net periodic benefit (credit) cost	$(29)	$126	$828	$928

As a result of the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the Company reclassified approximately $169,000 and $349,000 from salaries and employee benefits to other expenses for the three months ended March 31, 2018 and 2017, respectively. The reclassifications represent costs other than service costs from the table above.

Contributions

The Company does not intend to contribute to the Defined Benefit Pension Plan in 2018.

Note 8. Fair Value Measurements

The Company follows FASB ASC 820-10, Fair Value Measurements and Disclosures and ASU 2016-1, “Financial Instruments –Overall” (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. ASC 820-10 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels of the hierarchy are as follows:

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds, and OTC derivatives.

Level III – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, and distressed debt and non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.

The results of the fair value hierarchy as of March 31, 2018, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,981	$—	$1,981	$—
U.S. Government Sponsored Enterprises	3,921	—	3,921	—
SBA Backed Securities	78,783	—	78,783	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	200,761	—	200,761	—
Privately Issued Residential Mortgage-Backed Securities	819	—	819	—
Obligations Issued by States and Political Subdivisions	81,108	—	4,643	76,465
Other Debt Securities	3,603	—	3,603	—

Total	$370,976	$—	$294,511	$76,465

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	$3,084	$—	$—	$3,084

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) relate to impaired loans recognized for the three month period ended March 31, 2018 amounted to $581,000.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$76,465	Discounted cash flow	Discount rate	1.6%-4.4% (3)
Impaired Loans	$3,084	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. There was one auction rate security whose fair value is based on the evaluation of the underlying issuer, prevailing interest rates and market liquidity.

The changes in Level 3 securities for the three month period ended March 31, 2018 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Equity Securities	Total
	(in thousands)
Balance at December 31, 2017	$4,459	$78,141	$—	$82,600
Purchases	—	20,416	—	20,416
Maturities and calls	—	(22,068)	—	(22,068)
Transfer	(4,459)	—	—	(4,459)
Amortization	—	(24)	—	(24)
Changes in fair value	—	—	—	—

Balance at March 31, 2018	$—	$76,465	$—	$76,465

The amortized cost of Level 3 securities was $76,465,000 at March 31, 2018 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity. There was one transfer of a security from level 3 to level 2 for the three months ended March 31, 2018 as a result of increased trading activity and quoted market prices. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month period ended March 31, 2018.

The changes in Level 3 securities for the three month period ended March 31, 2017, are shown in the table below:

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

The results of the fair value hierarchy as of December 31, 2017, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,984	$—	$1,984	$—
U.S. Government Sponsored Enterprises	—	—	—	—
SBA Backed Securities	80,950	—	80,950	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	225,776	—	225,776	—
Privately Issued Residential Mortgage-Backed Securities	892	—	892	—
Obligations Issued by States and Political Subdivisions	82,600	—	—	82,600
Other Debt Securities	3,629	—	3,629	—

Total	$395,831	$—	$313,231	$82,600

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	$246	$—	$—	$246

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$82,600	Discounted cash flow	Discount rate	1.0%-3.5% (3)
Impaired Loans	$246	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages

(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value. There was one auction rate security whose fair value is based on the evaluation of the underlying issuer, prevailing interest rates and market liquidity.

Note 9. Fair Values of Financial Instruments

The following methods were used by the Company in estimating fair values of its financial instruments. Excluded from this disclosure are all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

The fair value of loans is estimated using the exit price notion consistent with Topic 820, Fair Value Measurement.

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value as these assets and liabilities that are due within one year. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

March 31, 2018	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$1,817,633	$1,760,498	$—	$1,760,498	$—
Loans (1)	2,160,452	2,106,013	—	—	2,106,013
Financial liabilities:
Time deposits	615,822	613,788	—	613,788	—
Other borrowed funds	317,054	315,791	—	315,791	—
Subordinated debentures	36,083	36,083	—	—	36,083
December 31, 2017
Financial assets:
Securities held-to-maturity	$1,701,233	$1,668,827	$—	$1,668,827	$—
Loans (1)	2,149,689	2,094,517	—	—	2,094,517
Financial liabilities:
Time deposits	625,361	627,517	—	627,517	—
Other borrowed funds	347,778	349,364	—	349,364	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

Recently Adopted Accounting Standards Updates

Effective January 1, 2018, the following new accounting guidance was adopted by the Company:

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update include items brought to the Board’s attention by stakeholders. The amendments clarify certain aspects of the guidance issued in Update 2016-1. For public entities, this ASU was effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The effect of this update did not have a material impact on the Company’s consolidated financial position.

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this update in the first quarter of 2018 and applied the effects of the changes in the period of adoption. The effect of the changes is approximately $3.8 million that increased retained earnings and a corresponding decrease to AOCI.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. FASB issued this Update to address the diversity in practice as well as the cost and complexity when applying the guidance in Topic 718, Compensation — Stock Compensation, to a change to the terms or conditions of a share-based payment award. For public entities, this ASU was effective for annual reporting periods beginning after December 15, 2017. The effect of this update did not have a material impact on the Company’s consolidated financial position.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. This ASU is for presentation purposes only, accordingly, there was no impact on the Company’s consolidated financial position. See Note 7 for a further explanation of this ASU.

In February 2017, the FASB issued ASU 2017-05, Other Income Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This ASU was issued to clarify the scope of Subtopic 610-20, and to add guidance for partial sales of nonfinancial assets. For public entities, this ASU was effective for annual reporting periods beginning after December 15, 2017. The effect of this update did not have a material impact on the Company’s consolidated financial position.

Effective January 1, 2018, the Company adopted ASU 2014-09 “Revenue Recognition (Topic 606): Revenue from Contracts with Customers.” ASU 2014-09 supersedes Topic 605 “Revenue Recognition” and requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The vast majority of the Company’s revenue is interest income on loans, investment securities and deposits at other financial institutions which are specifically outside the scope of ASU 2014-09. ASU 2014-09 applies primarily to certain non-interest income items in the Company’s financial statements. We adopted Topic 606 as of January 1, 2018 using the cumulative effect transition method. The impact of adopting the new standard was not material. See Note 11 Revenue from Contracts with Customers for further details.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The amendments of this ASU were issued to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. For public entities, this ASU was effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The effect of this update did not have a material impact on the Company’s consolidated financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 326) Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The effect of this update required a reclassification of $375,000 of proceeds from life insurance policies to investing activities from operating activities.

In January 2016, FASB issued ASU 2016-1, “Financial Instruments – Overall” (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The Company used exit price notion when measuring the fair value of financial instruments for disclosure purposes (see Note 9 Fair Value of Financial Instruments). This ASU was effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company adopted this update in the first quarter of 2018 and applied the effects of the changes retrospectively. The effect of the changes is approximately $29 thousand, which was reclassified from accumulated other comprehensive income to retained earnings.

Accounting Standards Issued but not yet Adopted

The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018. Management is currently assessing the applicability of ASU 2017-11 and has not determined the impact of the adoption, if any, as of March 31, 2018.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization of Purchased Callable Debt. The FASB is issuing this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. The FASB is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of March 31, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and application should be on a prospective basis. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of analyzing this ASU and has purchased software solutions to help capture information needed to implement this update. The Company has not determined the impact, if any, as of March 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company has begun analyzing this ASU and is assessing the implementation steps. During the first quarter of 2018, we established a cross-functional implementation team consisting of representatives from areas related to leasing. The Company has not determined the impact, if any, as of March 31, 2018.

Note 11. Revenue from Contracts with Customers

Revenue from contracts with customers in the scope of ASC Topic 606 is measured based on the consideration specified in the contract with a customer, and excludes amounts collected on behalf of third parties. The Company recognizes revenue from contracts with customers when it satisfies its performance obligations.

The Company’s performance obligations are typically satisfied as services are rendered, and our contracts do not include multiple performance obligations. Payment is generally collected at the time services are rendered, or monthly. Unsatisfied performance obligations at the report date are not material to our consolidated financial statements.

The Company pays sales commissions to its employees in accordance with certain incentive plans. The Company expenses sales commissions when incurred if we do not expect to recover these costs from the terms of the contract with the customer. Sales commissions are included in compensation expense.

In certain cases, other parties are involved with providing products and services to our customers. If the Company is a principal in the transaction (providing goods or services itself), revenues are reported based on the gross consideration received from the customer and any related expenses are reported gross in noninterest expense. If the Company is an agent in the transaction (arranging for another party to provide goods or services), the Company reports its net fee or commission retained as revenue.

Waivers and reversals are recorded as a reduction of revenue either when the revenue is recognized by the Company or at the time the waiver or reversal is earned by the customer.

A. Change in accounting policy

The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Company has changed its accounting policy for revenue recognition as detailed in this footnote.

The Company applied Topic 606 using the cumulative effect method. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the three months ended March 31, 2018 as a result of adopting Topic 606.

B. Practical Expedients

The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

The Company applies the practical expedient in paragraph 606-10-32-18 and does not adjust the consideration from customers for the effects of a significant financing component if at contract inception the period between when the entity transfers the goods or services and when the customer pays for that good or service will be one year or less.

C. Nature of goods and services

The vast majority of the Company’s revenue is specifically out-of-scope of Topic 606. For the revenue in-scope, the following is a description of principal activities, separated by the timing of revenue recognition, from which the Company generates its revenue from contracts with customers.

a.	Revenue earned at a point in time – Examples of revenue earned at a point in time are ATM transaction fees, wire transfer fees, NSF fees, credit and debit card interchange fees and foreign exchange transaction fees. Revenue is generally derived from transactional information accumulated by our systems and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is the principal in each of these contracts, with the exception of credit and debit card interchange fees, in which case we are acting as the agent and record revenue net of expenses paid to the principal.

b.	Revenue earned over time – The Company earns revenue from contracts with customers in a variety of ways in which the revenue is earned over a period of time – generally monthly or quarterly. Examples of this type of revenue are deposit account service fees, lockbox fees, investment management fees, merchant referral services, and safe deposit box fees. Account service charges, management fees and referral fees are recognized on a monthly basis while any transaction based income is recorded as the activity occurs. Revenue is primarily based on the number and type of transactions or assets managed and is generally derived from transactional information accumulated by our systems. Revenue is recorded in the same period as the related transactions occur or services are rendered to the customer.

D. Disaggregation of revenue

The following table presents total revenues as presented in the Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As illustrated here, the vast majority of our revenues are specifically excluded from the scope of Topic 606.

	Three Months Ended March 31, 2018	Revenue from Contracts in Scope of Topic 606	Three Months Ended March 31, 2017	Revenue from Contracts in Scope of Topic 606
(dollars in thousands)
Total interest income	$22,468	$—	$20,456	$—

Noninterest income:
Service charges on deposit accounts	2,067	2,067	2,016	2,016
Lockbox fees	791	791	771	771
Net gains on sales of securities	197	—	—	—
Gains on sales of mortgage loans	—	—	101	—
Other income	1,138	719	1,021	603

Total noninterest income	4,193	3,577	3,909	3,390

Total revenues	$26,661	$3,577	$24,365	$3,390

The following table provides information about receivables with customers.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Receivables, which are included in “Other assets”	$1,161	$1,009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2018, the Company had total assets of $4.8 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the three months ended March 31, 2018, was $7,709,000 or $1.38 per Class A share diluted, an increase of 26.5% compared to net income of $6,096,000, or $1.09 per Class A share diluted, for the same period a year ago

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended March 31,
	2018	2017
Basic EPS – Class A common	$1.68	$1.33
Basic EPS – Class B common	$0.84	$0.66
Diluted EPS – Class A common	$1.38	$1.09
Diluted EPS – Class B common	$0.84	$0.66

Net interest income totaled $22,468,000 for the three months ended March 31, 2018 compared to $20,456,000 for the same period in 2017. The 9.8% increase in net interest income for the period is primarily due to an increase in average earning assets and an increase in the net interest margin. The net interest margin increased from 2.16% on a fully taxable equivalent basis for the first quarter of 2017 to 2.19% for the same period in 2018. This was primarily the result of an increase in rates on earning assets. The average balances of earning assets increased by 1.8% combined with a similar increase in average deposits. Also, interest expense increased 44.9% primarily as a result of an increase in rates on deposit balances.

The trends in the net interest margin are illustrated in the graph below:

The margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets. The margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to

$825,000 and contributed approximately seven basis points to the net interest margin for the second quarter. During 2017, the Company did not see a corresponding increase in short term rates on interest bearing liabilities. The margin decreased for the first quarter of 2018 mainly as a result of a decrease in the corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses increased by $50,000 from $400,000 for the three months ended March 31, 2017 to $450,000 for the same period in 2018. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $1,386,000 at March 31, 2018, compared to $1,684,000 at December 31, 2017.

For the first three months of 2018, the Company’s effective income tax rate was 6.1% compared to 2.3% for last year’s corresponding period. The effective income tax rate increased primarily as a result of an increase in taxable income offset, somewhat, by a decrease in the federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act..

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowered the Company’s federal tax rate from 34% to 21%. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. Accordingly, it is anticipated that the full amount of the alternative minimum tax credit carryforward will be recovered in tax years beginning before 2022.

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

Financial Condition

Loans

On March 31, 2018, total loans outstanding were $2,187,147,000, up by $11,203,000 from the total on December 31, 2017. At March 31, 2018, commercial real estate loans accounted for 33.2%, commercial and industrial accounted for 34.7%, and residential real estate loans, including home equity loans, accounted for 25.7% of total loans.

Commercial real estate loans decreased to $726,440,000 at March 31, 2018 from $732,491,000 at December 31, 2017, primarily as a result of loan payoffs. Residential real estate loans increased to $300,941,000 at March 31, 2018 from $287,731,000 at December 31, 2017, primarily as a result of new loan originations. Home equity loans increased to $260,179,000 at March 31, 2018 from $247,345,000 at December 31, 2017, primarily as a result of a home equity loan promotion.

Commercial and industrial loans decreased to $758,621,000 at March 31, 2018 from $763,807,000 at December 31, 2017, primarily as a result of loan payoffs. Construction loans decreased to $17,583,000 at March 31, 2018 from $18,931,000 on December 31, 2017. Municipal loans decreased to $104,044,000 from $106,599,000, primarily as a result of payoffs of existing loans. In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2018 was $26,695,000 as compared to $26,255,000 at December 31, 2017. The level of the allowance for loan losses to total loans was 1.22% at March 31, 2018 and 1.21% at December 31, 2017.

For 2017 and 2018, the ratio of the allowance for loan losses to loans outstanding has remained relatively stable.

In addition, the Company monitors the outlook for the industries in which these institutions operate. Healthcare and higher education are the primary industries. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the quantitative loss factor for each credit grade. For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$477,230	$59,024	$43,667	$579,921
A1 – A3	195,449	7,635	128,211	331,295
Baa1 – Baa3	—	26,970	121,125	148,095
Ba2	—	8,165	—	8,165

Total	$672,679	$101,794	$293,003	$1,067,476

Credit ratings issued by national organizations are presented in the following table at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$478,905	$62,029	$45,066	$586,000
A1 – A3	195,599	7,635	128,554	331,788
Baa1 – Baa3	—	26,970	122,000	148,970
Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2018	2017
	(in thousands)
Allowance for loan losses, beginning of period	$26,255	$24,406
Loans charged off	(87)	(96)
Recoveries on loans previously charged-off	77	117

Net recoveries (charge-offs)	(10)	21
Provision charged to expense	450	400

Allowance for loan losses, end of period	$26,695	$24,827

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31 2018	December 31, 2017
	(dollars in thousands)
Nonaccruing loans	$1,386	$1,684
Total nonperforming assets	$1,386	$1,684
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.06%	0.08%
Nonperforming assets as a percentage of total assets	0.03%	0.04%
Accruing troubled debt restructures	$5,415	$2,749

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $370,976,000 at March 31, 2018, a decrease of 6.3% from December 31, 2017. The portfolio decreased mainly as a result of calls, maturities, and sales of securities available-for-sale totaling $49,418,000 for the three months ended March 31, 2018. The calls and maturities were offset, somewhat, by purchases of $19,336,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.6 years.

At March 31, 2018, 79.4% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $76,465,000 or 20.6% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

	March 31, 2018	December 31, 2017
	(in thousands)
U.S. Treasury	$1,981	$1,984
U.S. Government Sponsored Enterprises	3,921	—
Small Business Administration	78,783	80,950
U.S Government Agency and Sponsored Enterprises Mortgage-backed Securities	200,761	225,776
Privately Issued Residential Mortgage- backed Securities	819	892
Obligations issued by States and Political Subdivisions	81,108	82,600
Other Debt Securities	3,603	3,629

Total Securities Available–for-Sale	$370,976	$395,831

During the first three months of 2018, net unrealized losses on the securities available-for-sale decreased to $37,000 from a net unrealized loss of $118,000 at December 31, 2017. The following table sets forth the fair value of securities available-for-sale at the dates indicated.

The Company realized gross gains of $197,000 from the proceeds of $17,871,000 from the sales of available-for-sale securities for the three months ended March 31, 2018. There were no sales of available-for-sales securities for the three months ended March 31, 2017.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1,817,633,000 on March 31, 2018, an increase of 6.8% from December 31, 2017. Purchases of securities held-to-maturity totaled $174,974,000 for the three months ended March 31, 2018. The purchases were offset somewhat, by scheduled principal payments of $59,409,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.2 years. The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

	March 31, 2018	December 31, 2017
	(in thousands)
U.S. Government Sponsored Enterprises	$139,780	$104,653
SBA Backed Securities	56,188	57,235
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,621,665	1,539,345

Total Securities Held-to-Maturity	$1,817,633	$1,701,233

There were no sales of held-to-maturity securities for the three months ended March 31, 2018 and March 31, 2017 respectively.

At March 31, 2018 and December 31, 2017, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. There were no sales of investments for the three months ending March 31, 2018.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first three months of 2018, the FHLBB redeemed $3,464,000 of FHLBB stock and the Company purchased $1,735,000 of FHLBB stock. As of March 31, 2018, no impairment has been recognized.

Equity Securities

At March 31, 2018 equity securities totaled $1,654,000 compared to $1,663,000 at December 31, 2017. Equity securities were reclassified from securities available-for-sale during the current quarter for March 31, 2018 and December 31, 2017, respectively. The unrealized gain, of $29,000 on equity securities, at December 31, 2017, was transferred to retained earnings and the change in the unrealized gain for the first quarter of 2018 was classified as other income, in accordance with ASU 2016-1 as previously discussed in Note 10.

Deposits and Borrowed Funds

On March 31, 2018, deposits totaled $3,935,796,000, representing a 0.5% increase from December 31, 2017. Total deposits increased primarily as a result of an increase in money market accounts and savings and NOW deposits. This was offset somewhat, by a decrease in demand deposits and time deposits. Money market deposits increased mainly as a result of increased municipal account balances. Savings and NOW deposits increased mainly as a result of increased personal, corporate and municipal deposits. Time deposits decreased primarily as a result of decreased municipal time deposits. Demand deposits decreased mainly as a result of decreased corporate checking balances

Borrowed funds totaled $458,614,000 at March 31, 2018 compared to $506,768,000 at December 31, 2017. Borrowed funds decreased mainly as a result of a decrease in short-term FHLBB borrowings and securities sold under agreements to repurchase. Securities sold under agreements to repurchase decreased primarily as a result of decreases in corporate accounts.

Stockholders’ Equity

At March 31, 2018, total equity was $268,200,000 compared to $260,297,000 at December 31, 2017. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by an increase in other comprehensive loss, net of taxes and dividends paid. There were reclassifications between retained earnings and other comprehensive loss as a result of both ASU 2018-2 and ASU 2016-1. The reclassifications amounted to $3,812,000 and increased retained earnings and decreased other comprehensive loss. Excluding the reclassifications, in aggregate, other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. The Company’s leverage ratio stood at 6.77% at March 31, 2018, compared to 6.70% at December 31, 2017. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of March 31, 2018 was $48.17 per share compared to $46.75 at December 31, 2017.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans (2)
Loans taxable	$1,043,345	$10,685	4.15%	$935,122	$9,034	3.92%
Loans tax-exempt	1,131,825	9,606	3.44%	1,049,578	9,263	3.58%
Securities available-for-sale (5):
Taxable	338,393	1,754	2.07%	382,015	1,264	1.32%
Tax-exempt	67,694	291	1.72%	151,471	486	1.28%
Securities held-to-maturity:
Taxable	1,741,492	10,288	2.36%	1,751,435	9,535	2.18%
Interest-bearing deposits in other banks	230,194	883	1.53%	204,527	393	0.77%

Total interest-earning assets	4,552,943	33,507	2.97%	4,474,148	29,975	2.70%
Non interest-earning assets	228,451			220,391
Allowance for loan losses	(26,546)			(24,580)

Total assets	$4,754,848			$4,669,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$954,608	$1,353	0.57%	$966,191	$700	0.29%
Savings accounts	540,311	870	0.65%	487,108	527	0.44%
Money market accounts	1,180,436	2,453	0.84%	1,216,690	1,274	0.42%
Time deposits	604,814	2,363	1.58%	501,857	1,651	1.33%

Total interest-bearing deposits	3,280,169	7,039	0.87%	3,171,846	4,152	0.53%
Securities sold under agreements to repurchase	160,223	181	0.46%	200,457	103	0.21%
Other borrowed funds and subordinated debentures	274,343	1,742	2.58%	319,733	1,928	2.45%

Total interest-bearing liabilities	3,714,735	8,962	0.98%	3,692,036	6,183	0.68%

Non-interest-bearing liabilities
Demand deposits	706,959			675,941
Other liabilities	69,218			58,663

Total liabilities	4,490,912			4,426,640

Stockholders’ equity	263,936			243,319
Total liabilities & stockholders’ equity	$4,754,848			$4,669,959

Net interest income on a fully taxable equivalent basis		24,545			23,792
Less taxable equivalent adjustment		(2,077)			(3,336)

Net interest income		$22,468			$20,456

Net interest spread (3)			2.00%			2.02%

Net interest margin (4)			2.19%			2.16%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2018 and 34% for 2017.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
Interest income:	(in thousands)
Loans
Taxable	$1,087	$564	$1,651
Tax-exempt	707	(364)	343
Securities available-for-sale
Taxable	(158)	648	490
Tax-exempt	(325)	130	(195)
Securities held-to-maturity
Taxable	(54)	807	753
Interest-bearing deposits in other banks	54	436	490

Total interest income	1,311	2,221	3,532

Interest expense:
Deposits
NOW accounts	(8)	661	653
Savings accounts	63	280	343
Money market accounts	(39)	1,218	1,179
Time deposits	372	340	712

Total interest-bearing deposits	388	2,499	2,887
Securities sold under agreements to repurchase	(24)	102	78
Other borrowed funds and subordinated debentures	(284)	98	(186)

Total interest expense	80	2,699	2,779

Change in net interest income	$1,231	$(478)	$753

Net Interest Income

For the three months ended March 31, 2018, net interest income on a fully taxable equivalent basis totaled $24,545,000 compared to $23,792,000 for the same period in 2017, an increase of $753,000 or 3.2%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets combined with a three basis point increase in the net interest margin. The average balance of earning assets increased by 1.8% combined with a similar increase in average deposits. The net interest margin increased from 2.16% on a fully taxable equivalent basis in 2017 to 2.19% on the same basis for 2018. This was primarily the result of an increase in rates on earning assets. Also, interest income on a fully taxable equivalent basis increased 11.8%, mainly as a result of an increase in rates on earning assets. Interest expense increased 44.9% mainly as a result of an increase in rates paid on deposit balances.

As illustrated in the table above, the main contributors to the increase in net interest income were from loans, securities held-to-maturity, securities available-for-sale, and interest-bearing deposits in other banks. Securities held-to-maturity income increased primarily as a result of an increase in rates. Loans income increased primarily from an increase in volume and an overall increase in rates. Securities available-for-sale income increased from an increase in rates paid on the portfolio. The Company has a sizable floating rate available-for-sale portfolio. These securities reprice as interest rates rise. Interest-bearing deposits income increased primarily from an increase in rates. The increase in interest income was partially offset by an increase in interest expense. This was mainly the result of increased rates paid on money market, saving and NOW accounts, and time deposits. The Company has modestly raised interest rates on these products to remain competitive.

Provision for Loan Losses

For the three months ended March 31, 2018, the loan loss provision was $450,000 compared to a provision of $400,000 for the same period last year. The modest increase in the provision was primarily as a result of increased reserve requirements on an impaired loan. Further discussion relating to changes in portfolio composition is discussed in footnote number four.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2018 increased by $284,000 from the same period last year to $4,193,000. This was mainly attributable to an increase in net gains on sales of securities of $197,000. This was partially offset by a decrease of $101,000 in gains on sales of mortgage loans. Other income increased primarily as a result of an increase in wealth management fees, merchant charge card fees, and brokerage commissions. Also, service charges on deposit accounts increased primarily as a result of an increase in customer activity. Lockbox income increased by $20,000, mainly as a result of increased customer activity.

For the quarter ended March 31, 2018, operating expenses increased by $276,000 or 1.6% to $18,001,000, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $431,000 in salaries and employee benefits, and $88,000 in equipment expenses. This was partially offset by decreases in occupancy expense of $104,000, FDIC assessments of $55,000, and $84,000 in other expenses. Salaries and employee benefits increased mainly as a result of merit increases. Equipment expenses increased mainly as a result of increased depreciation expense. Other expenses decreased primarily as a result of a decrease pension expense and decreased contributions. This was partially offset by an increase in legal and consulting expenses. FDIC assessments decreased slightly primarily as a result of a decrease in the assessment rate. Occupancy costs decreased primarily as a result of decreased rent expense associated with a reduction in rent at select locations.

Income Taxes

For the first quarter of 2018, the Company’s income tax expense totaled $501,000 on pretax income of $8,210,000 resulting in an effective tax rate of 6.10%. For last year’s corresponding quarter, the Company’s income tax expense totaled $144,000 on pretax income of $6,240,000 resulting in an effective tax rate of 2.3%. The increase in the effective income tax rate was primarily the result of an increase in taxable income, offset somewhat, by a decrease in the corporate tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act. Taxable income increased primarily from an increase in taxable interest income as a percentage of total interest income.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2018 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	A number of legal claims against the Company arising in the normal course of business were outstanding at March 31, 2018. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Item 1A	Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

(a) – (b) Not applicable.

(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+ 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ + 101.	INS XBRL Instance Document

+ + 101.	SCH XBRL Taxonomy Extension Schema

+ + 101.	CAL XBRL Taxonomy Extension Calculation Linkbase

+ + 101.	LAB XBRL Taxonomy Extension Label Linkbase

+ + 101.	PRE XBRL Taxonomy Extension Presentation Linkbase

+ + 101.	DEF XBRL Taxonomy Definition Linkbase

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
++	As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31 2018, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2018	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)