Form 10-Q
period 2018-06-30
CENTURY BANCORP INC
filed 2018-08-07
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2018, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,608,029 Shares
Class B Common Stock, $1.00 par value	1,959,880 Shares

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

PART I - Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$70,692	$77,199
Federal funds sold and interest-bearing deposits in other banks	183,586	279,231

Total cash and cash equivalents	254,278	356,430
Securities available-for-sale, amortized cost $402,233 and $395,947, respectively	402,575	395,831
Securities held-to-maturity, fair value $1,789,828 and $1,668,827, respectively	1,858,298	1,701,233
Federal Home Loan Bank of Boston, stock at cost	28,012	21,779
Equity securities, amortized cost $1,616 and $1,616, respectively	1,641	1,663
Loans, net:
Construction and land development	7,729	18,931
Commercial and industrial	761,467	763,807
Municipal	103,027	106,599
Commercial real estate	735,083	732,491
Residential real estate	316,248	287,731
Consumer	21,013	18,458
Home equity	276,397	247,345
Overdrafts	649	582

Total loans, net	2,221,613	2,175,944
Less: allowance for loan losses	27,144	26,255

Net loans	2,194,469	2,149,689
Bank premises and equipment	22,931	23,527
Accrued interest receivable	12,673	11,179
Goodwill	2,714	2,714
Other assets	120,508	121,527

Total assets	$4,898,099	$4,785,572

Liabilities
Deposits:
Demand deposits	$723,677	$736,020
Savings and NOW deposits	1,458,476	1,367,358
Money market accounts	1,103,990	1,188,228
Time deposits	579,990	625,361

Total deposits	3,866,133	3,916,967
Securities sold under agreements to repurchase	140,580	158,990
Other borrowed funds	506,830	347,778
Subordinated debentures	36,083	36,083
Due to broker	3,248	—
Other liabilities	67,744	65,457

Total liabilities	4,620,618	4,525,275
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,608,029 shares and 3,605,829 shares, respectively	3,608	3,606
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,959,880 shares and 1,962,080 shares respectively	1,960	1,962
Additional paid-in capital	12,292	12,292
Retained earnings	283,084	263,666

	300,944	281,526
Unrealized gains (losses) on securities available-for-sale, net of taxes	256	(62)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(3,017)	(3,050)
Pension liability, net of taxes	(20,702)	(18,117)

Total accumulated other comprehensive loss, net of taxes	(23,463)	(21,229)

Total stockholders’ equity	277,481	260,297

Total liabilities and stockholders’ equity	$4,898,099	$4,785,572

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income
Loans	$19,179	$16,910	$37,446	$32,010
Securities held-to-maturity	11,135	9,824	21,423	19,359
Securities available-for-sale	2,329	1,723	4,321	3,334
Federal funds sold and interest-bearing deposits in other banks	765	349	1,648	742

Total interest income	33,408	28,806	64,838	55,445

Interest expense
Savings and NOW deposits	2,583	1,500	4,806	2,727
Money market accounts	2,934	1,234	5,387	2,508
Time deposits	2,531	1,902	4,894	3,553
Securities sold under agreements to repurchase	188	120	369	223
Other borrowed funds and subordinated debentures	1,973	1,945	3,715	3,873

Total interest expense	10,209	6,701	19,171	12,884

Net interest income	23,199	22,105	45,667	42,561
Provision for loan losses	450	490	900	890

Net interest income after provision for loan losses	22,749	21,615	44,767	41,671
Other operating income
Service charges on deposit accounts	2,064	2,074	4,131	4,090
Lockbox fees	621	861	1,412	1,632
Net gains on sales of securities	—	—	197	—
Gains on sales of mortgage loans	—	269	—	370
Other income	1,037	1,087	2,175	2,108

Total other operating income	3,722	4,291	7,915	8,200

Operating expenses
Salaries and employee benefits	10,536	10,370	21,761	21,164
Occupancy	1,461	1,495	3,098	3,236
Equipment	780	757	1,574	1,463
FDIC assessments	359	440	742	878
Other	4,023	4,135	7,985	8,181

Total operating expenses	17,159	17,197	35,160	34,922

Income before income taxes	9,312	8,709	17,522	14,949
Provision for income taxes	314	552	815	696

Net income	$8,998	$8,157	$16,707	$14,253

Share data:
Weighted average number of shares outstanding, basic
Class A	3,608,029	3,603,729	3,608,029	3,602,229
Class B	1,959,880	1,964,180	1,959,880	1,965,680
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,959,880	1,964,180	1,959,880	1,965,680
Basic earnings per share:
Class A	$1.96	$1.78	$3.64	$3.11
Class B	$0.98	$0.89	$1.82	$1.55
Diluted earnings per share
Class A	$1.62	$1.47	$3.00	$2.56
Class B	$0.98	$0.89	$1.82	$1.55

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended June 30,
	2018	2017
Net income	$8,998	$8,157
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	288	198
Less: reclassification adjustment for gains included in net income	—	—

Total unrealized (losses) gains on securities	288	198
Accretion of net unrealized losses transferred	253	260
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	292	233

Other comprehensive income	833	691

Comprehensive income	$9,831	$8,848

	Six months ended June 30,
	2018	2017
Net income	$16,707	$14,253
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	501	333
Less: reclassification adjustment for gains included in net income	(142)	—

Total unrealized (losses) gains on securities	359	333
Accretion of net unrealized losses transferred	634	633
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	585	465

Other comprehensive income	1,578	1,431

Comprehensive income	$18,285	$15,684

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2018 and 2017

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041
Net income	—	—	—	14,253	—	14,253
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $221 in taxes	—	—	—	—	333	333
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $690 in taxes	—	—	—	—	633	633
Pension liability adjustment, net of $311 in taxes	—	—	—	—	465	465
Conversion of Class B Common Stock to Class A Common Stock, 3,000 shares	3	(3)	—	—	—	—
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(865)	—	(865)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(235)	—	(235)

Balance at June 30, 2017	$3,604	$1,964	$12,292	$256,718	$(19,953)	$254,625

Balance at December 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297
Net income	—	—	—	16,707	—	16,707
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $101 in taxes, and $197 in realized gains	—	—	—	—	359	359
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $229 in taxes	—	—	—	—	634	634
Pension liability adjustment, net of $228 in taxes	—	—	—	—	585	585
Adoption of ASU 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—
Adoption of ASU 2016-1, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—
Conversion of Class B Common Stock to Class A Common Stock, 2,200 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(866)	—	(866)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(235)	—	(235)

Balance at June 30, 2018	$3,608	$1,960	$12,292	$283,084	$(23,463)	$277,481

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,707	$14,253
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	—	(370)
Net gains on sales of securities	(197)	—
Net loss on equity securities	22	—
Provision for loan losses	900	890
Deferred income taxes	(986)	(1,579)
Net depreciation and amortization	934	1,660
Increase in accrued interest receivable	(1,494)	(664)
Decrease (increase) in other assets	1,023	(2,593)
Increase in other liabilities	3,100	2,426

Net cash provided by operating activities	20,009	14,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	—	3,183
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	4,024	714
Purchase of Federal Home Loan Bank of Boston stock	(10,257)	(5,260)
Proceeds from calls/maturities of securities available-for-sale	70,526	166,976
Proceeds from sales of securities available-for-sale	17,871	—
Purchase of securities available-for-sale	(91,385)	(71,793)
Proceeds from calls/maturities of securities held-to-maturity	133,295	153,405
Purchase of securities held-to-maturity	(288,637)	(220,832)
Proceeds from life insurance policies	375	—
Net increase in loans	(45,654)	(136,181)
Proceeds from sales of portfolio loans	—	26,701
Capital expenditures	(1,026)	(1,365)

Net cash used in investing activities	(210,868)	(84,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(45,371)	97,051
Net (decrease) increase in demand, savings, money market and NOW deposits	(5,463)	(181,072)
Cash dividends	(1,101)	(1,100)
Net decrease in securities sold under agreements to repurchase	(18,410)	(14,940)
Net increase in other borrowed funds	159,052	162,500

Net cash provided by financing activities	88,707	62,439

Net decrease in cash and cash equivalents	(102,152)	(7,990)
Cash and cash equivalents at beginning of period	356,430	236,151

Cash and cash equivalents at end of period	$254,278	$228,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19,093	$12,997
Income taxes	465	2,980
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	359	333
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	634	633
Pension liability adjustment, net of taxes	585	465
Change in due to (from) to broker	3,248	6,854

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Six Months Ended June 30, 2018 and 2017

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

Note 2. Securities Available-for-Sale

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$2,000	$—	$17	$1,983	$1,999	$—	$15	$1,984
U.S. Government Sponsored Enterprises	3,938	—	41	3,897	—	—	—	—
SBA Backed Securities	74,725	1	279	74,447	81,065	46	161	80,950
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	185,899	830	199	186,530	225,537	556	317	225,776
Privately Issued Residential Mortgage-Backed Securities	773	4	9	768	897	4	9	892
Obligations Issued by States and Political Subdivisions	131,298	63	—	131,361	82,849	—	249	82,600
Other Debt Securities	3,600	32	43	3,589	3,600	68	39	3,629

Total	$402,233	$930	$588	$402,575	$395,947	$674	$790	$395,831

Included in SBA Backed Securities and U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $199,757,000 and $216,353,000 at June 30, 2018 and December 31, 2017, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $57,928,000 and $67,780,000 at June 30, 2018 and December 31, 2017, respectively. The Company realized gross gains of $197,000 from the proceeds of $17,871,000 from the sales of available-for-sale securities for the six months ended June 30, 2018. There were no sales of available-for-sales securities for the six months ended June 30, 2017.

Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2018.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$127,303	$127,281
After one but within five years	78,950	78,901
After five but within ten years	134,526	135,016
More than 10 years	61,454	61,377

Total	$402,233	$402,575

The weighted average remaining life of investment securities available-for-sale at June 30, 2018 was 5.0 years. Included in the weighted average remaining life calculation at June 30, 2018 were $3,938,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2018 and December 31, 2017, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2018. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 15 and 22 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 202 holdings at June 30, 2018.

	June 30, 2018
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$1,983	$17	$1,983	$17
U.S. Government Sponsored Enterprises	3,897	41	—	—	3,897	41
SBA Backed Securities	28,800	93	36,721	186	65,521	279
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	31,407	49	27,978	150	59,385	199
Privately Issued Residential Mortgage-Backed Securities	—	—	559	9	559	9
Other Debt Securities	—	—	757	43	757	43

Total temporarily impaired securities	$64,104	$183	$67,998	$405	$132,102	$588

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

	December 31, 2017
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,984	$15	$—	$—	$1,984	$15
U.S. Government Sponsored Enterprises	—	—	—	—	—	—
SBA Backed Securities	18,378	55	40,911	106	59,289	161
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	40,394	123	59,336	194	99,730	317
Privately Issued Residential Mortgage-Backed Securities	—	—	633	9	633	9
Obligations Issued by States and Political Subdivisions	—	—	4,458	249	4,458	249
Other Debt Securities	400	—	461	39	861	39

Total temporarily impaired securities	$61,156	$193	$105,799	$597	$166,955	$790

Note 3. Investment Securities Held-to-Maturity

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$149,884	$46	$1,297	$148,633	$104,653	$341	$472	$104,522
SBA Backed Securities	54,787	—	2,387	52,400	57,235	20	1,271	55,984
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,653,627	355	65,187	1,588,795	1,539,345	2,261	33,285	1,508,321

Total	$1,858,298	$401	$68,871	$1,789,828	$1,701,233	$2,622	$35,028	$1,668,827

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,222,511,000 and $1,262,708,000 at June 30, 2018 and December 31, 2017, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $548,943,000 and $382,120,000 at June 30, 2018 and December 31, 2017, respectively. There were no sales of held-to-maturity securities for the six months ended June 30, 2018 and June 30, 2017 respectively.

At June 30, 2018 and December 31, 2017, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2018.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$9,926	$9,892
After one but within five years	1,247,791	1,206,633
After five but within ten years	597,466	570,404
More than ten years	3,115	2,899

Total	$1,858,298	$1,789,828

The weighted average remaining life of investment securities held-to-maturity at June 30, 2018 was 4.6 years. Included in the weighted average remaining life calculation at June 30, 2018 were $79,989,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of June 30, 2018 and December 31, 2017, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired June 30, 2018 and December 31, 2017.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio June 30, 2018. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 204 and 177 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 437 holdings at June 30, 2018.

	June 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Government Sponsored Enterprises	$113,952	$933	$14,636	$364	$128,588	$1,297
SBA Backed Securities	20,854	793	21,546	1,594	42,400	2,387
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	728,353	18,929	801,305	46,258	1,529,658	65,187

Total temporarily impaired securities	$863,159	$20,655	$837,487	$48,216	$1,700,646	$68,871

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Allowance for loan losses, beginning of period	$26,695	$24,827	$26,255	$24,406
Loans charged off	(72)	(100)	(159)	(197)
Recoveries on loans previously charged-off	71	72	148	190

Net recoveries (charge-offs)	(1)	(28)	(11)	(7)
Provision charged to expense	450	490	900	890

Allowance for loan losses, end of period	$27,144	$25,289	$27,144	$25,289

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at March 31, 2018	$1,438	$9,664	$1,720	$9,787	$2,459	$321	$1,067	$239	$26,695
Charge-offs	—	—	—	—	—	(72)	—	—	(72)
Recoveries	—	10	—	—	—	61	—	—	71
Provision	(805)	710	(16)	422	34	26	11	68	450

Ending balance at June 30, 2018	$633	$10,384	$1,704	$10,209	$2,493	$336	$1,078	$307	$27,144

Amount of allowance for loan losses for loans deemed to be impaired	$—	$47	$—	$91	$575	$—	$—	$—	$713

Amount of allowance for loan losses for loans not deemed to be impaired	$633	$10,337	$1,704	$10,118	$1,918	$336	$1,078	$307	$26,431

Loans:
Ending balance	$7,729	$761,467	$103,027	$735,083	$316,248	$21,662	$276,397	$—	$2,221,613

Loans deemed to be impaired	$—	$592	$—	$2,505	$2,675	$—	$—	$—	$5,772

Loans not deemed to be impaired	$7,729	$760,875	$103,027	$732,578	$313,573	$21,662	$276,397	$—	$2,215,841

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2017	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255
Charge-offs	—	(5)	—	—	—	(154)	—	—	(159)
Recoveries	—	33	—	—	—	115	—	—	148
Provision	(1,012)	705	(16)	481	620	2	89	31	900

Ending balance at June 30, 2018	$633	$10,384	$1,704	$10,209	$2,493	$336	$1,078	$307	$27,144

Amount of allowance for loan losses for loans deemed to be impaired	$—	$47	$—	$91	$575	$—	$—	$—	$713

Amount of allowance for loan losses for loans not deemed to be impaired	$633	$10,337	$1,704	$10,118	$1,918	$336	$1,078	$307	$26,431

Loans:
Ending balance	$7,729	$761,467	$103,027	$735,083	$316,248	$21,662	$276,397	$—	$2,221,613

Loans deemed to be impaired	$—	$592	$—	$2,505	$2,675	$—	$—	$—	$5,772

Loans not deemed to be impaired	$7,729	$760,875	$103,027	$732,578	$313,573	$21,662	$276,397	$—	$2,215,841

During the six months ending June 30, 2018, the Company’s provision was primarily attributable to an increase in residential real estate balances and increased qualitative allocations for commercial and industrial and commercial real estate loans, offset, somewhat by a decrease in construction balances. During the three months ending June 30, 2018, the Company’s provision was primarily attributable to increased qualitative allocations for commercial and industrial and commercial real estate loans, offset, somewhat by a decrease in construction balances.

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

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2018 and December 31, 2017.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2018 and December 31, 2017.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2018 and December 31, 2017 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2018.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$7,729	$755,651	$103,027	$707,710
4 (Monitor)	—	5,224	—	24,868
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	592	—	2,505

Total	$7,729	$761,467	$103,027	$735,083

The following table presents the Company’s loans by risk rating at December 31, 2017.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$18,931	$758,093	$106,599	$705,235
4 (Monitor)	—	5,366	—	24,702
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	348	—	2,554

Total	$18,931	$763,807	$106,599	$732,491

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2018 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$478,326	$59,487	$43,356	$581,169
A1 – A3	193,213	7,500	128,021	328,734
Baa1 – Baa3	—	26,970	120,271	147,241
Ba2	—	7,270	—	7,270

Total	$671,539	$101,227	$291,648	$1,064,414

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$478,905	$62,029	$45,066	$586,000
A1 – A3	195,599	7,635	128,554	331,788
Baa1 – Baa3	—	26,970	122,000	148,970
Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at June 30, 2018 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$7,729	$7,729
Commercial and industrial	125	273	—	398	761,069	761,467
Municipal	—	—	—	—	103,027	103,027
Commercial real estate	1,055	203	—	1,258	733,825	735,083
Residential real estate	1,215	185	—	1,400	314,848	316,248
Consumer and overdrafts	5	7	—	12	21,650	21,662
Home equity	1,331	788	—	2,119	274,278	276,397

Total	$3,731	$1,456	$—	$5,187	$2,216,426	$2,221,613

Further information pertaining to the allowance for loan losses at December 31, 2017 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$18,931	$18,931
Commercial and industrial	65	44	—	109	763,698	763,807
Municipal	—	—	—	—	106,599	106,599
Commercial real estate	672	215	—	887	731,604	732,491
Residential real estate	4,282	724	—	5,006	282,725	287,731
Consumer and overdrafts	5	6	—	11	19,029	19,040
Home equity	618	695	—	1,313	246,032	247,345

Total	$5,642	$1,684	$—	$7,326	$2,168,618	$2,175,944

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

The following is information pertaining to impaired loans for June 30, 2018:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/18	Interest Income Recognized for 3 Months Ending 6/30/18	Average Carrying Value for 6 Months Ending 6/30/18	Interest Income Recognized for 6 Months Ending 6/30/18
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	162	366	—	170	—	170	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	524	658	—	528	—	534	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$686	$1,024	$—	$698	$—	$704	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	430	430	47	431	7	433	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,981	1,981	91	1,985	40	1,992	63
Residential real estate	2,675	2,675	575	2,675	10	2,675	16
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$5,086	$5,086	$713	$5,091	$57	$5,100	$91

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	592	796	47	601	7	603	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,505	2,639	91	2,513	40	2,526	63
Residential real estate	2,675	2,675	575	2,675	10	2,675	16
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$5,772	$6,110	$713	$5,789	$57	$5,804	$91

The following is information pertaining to impaired loans for June 30, 2017:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/17	Interest Income Recognized for 3 Months Ending 6/30/17	Average Carrying Value for 6 Months Ending 6/30/17	Interest Income Recognized for 6 Months Ending 6/30/17
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	49	248	—	43	—	43	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	—	—	—	294	—	421	—
Residential real estate	79	169	—	81	2	84	3
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$128	$417	$—	$418	$2	$548	$3

With required reserve recorded:
Construction and land development	$—	$—	$—	$69	$—	$80	$—
Commercial and industrial	316	331	11	326	4	332	8
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,603	2,728	120	2,546	24	2,548	48
Residential real estate	4,264	4,265	69	1,145	24	701	25
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$7,183	$7,324	$200	$4,086	$52	$3,661	$81

Total:
Construction and land development	$—	$—	$—	$69	$—	$80	$—
Commercial and industrial	365	579	11	369	4	375	8
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,603	2,728	120	2,840	24	2,969	48
Residential real estate	4,343	4,434	69	1,226	26	785	28
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$7,311	$7,741	$200	$4,504	$54	$4,209	$84

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

There was no troubled debt restructuring that occurred during the six month period ended June 30, 2017. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first six months of 2017 and 2018.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Affected Line Item in the Statement where Net Income is Presented
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$—		Net gains on sales of investments
Tax (expense) or benefit	—		—		Provision for income taxes

Net of tax	$—		$—		Net income

Accretion of unrealized losses transferred	$(343)		$(662)		Interest on securities held-to-maturity
Tax (expense) or benefit	90		402		Provision for income taxes

Net of tax	$(253)		$(260)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(4	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(402	)(b)	(385	)(b)	Salaries and employee benefits

Total before tax	(406)		(388)		Income before taxes

Tax (expense) or benefit	114		155		Provision for income taxes

Net of tax	$(292)		$(233)		Net income

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017		Affected Line Item in the Statement where Net Income is Presented
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$197		$—		Net gains on sales of investments
Tax (expense) or benefit	(55)		—		Provision for income taxes

Net of tax	$142		$—		Net income

Accretion of unrealized losses transferred	$(863)		$(1,324)		Interest on securities held-to-maturity
Tax (expense) or benefit	229		691		Provision for income taxes

Net of tax	$(634)		$(633)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(8	)(b)	$(6	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(805	)(b)	(770	)(b)	Salaries and employee benefits

Total before tax	(813)		(776)		Income before taxes

Tax (expense) or benefit	228		311		Provision for income taxes

Net of tax	$(585)		$(465)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended June 30, 2018 and 2017.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2018	2017	2018	2017
Basic EPS Computation:
Numerator:
Net income, Class A	$7,076	$6,410	$13,138	$11,198
Net income, Class B	1,922	1,747	3,569	3,055
Denominator:
Weighted average shares outstanding, Class A	3,608,029	3,603,729	3,608,029	3,602,229
Weighted average shares outstanding, Class B	1,959,880	1,964,180	1,959,880	1,965,680
Basic EPS, Class A	$1.96	$1.78	$3.64	$3.11
Basic EPS, Class B	0.98	0.89	1.82	1.55

Diluted EPS Computation:
Numerator:
Net income, Class A	$7,076	$6,410	$13,138	$11,198
Net income, Class B	1,922	1,747	3,569	3,055

Total net income, for diluted EPS, Class A computation	8,998	8,157	16,707	14,253
Denominator:
Weighted average shares outstanding, basic, Class A	3,608,029	3,603,729	3,608,029	3,602,229
Weighted average shares outstanding, Class B	1,959,880	1,964,180	1,959,880	1,965,680

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,959,880	1,964,180	1,959,880	1,965,680
Diluted EPS, Class A	$1.62	$1.47	$3.00	$2.56
Diluted EPS, Class B	0.98	0.89	1.82	1.55

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

Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2018	2017	2018	2017
	(in thousands)
Service cost	$353	$310	$277	$395
Interest	370	362	346	345
Expected return on plan assets	(954)	(746)	—	—
Recognized prior service cost (benefit)	(25)	(26)	29	29
Recognized net actuarial losses	227	226	176	159

Net periodic benefit (credit) cost	$(29)	$126	$828	$928

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2018	2017	2018	2017
	(in thousands)
Service cost	$706	$620	$554	$790
Interest	740	724	693	690
Expected return on plan assets	(1,908)	(1,492)	—	—
Recognized prior service cost (benefit)	(50)	(52)	58	58
Recognized net actuarial losses	454	452	352	318

Net periodic benefit (credit) cost	$(58)	$252	$1,657	$1,856

As a result of the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the Company reclassified approximately $339,000 and $698,000 from salaries and employee benefits to other expenses for the six months ended June 30, 2018 and 2017, respectively. The reclassifications represent costs other than service costs from the table above.

Contributions

The Company does not intend to contribute to the Defined Benefit Pension Plan in 2018.

Note 8. Fair Value Measurements

The Company follows FASB ASC 820-10, Fair Value Measurements and Disclosures and ASU 2016-1, “Financial Instruments-Overall” (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. ASC 820-10 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels of the hierarchy are as follows:

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

The results of the fair value hierarchy as of June 30, 2018, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,983	$—	$1,983	$—
U.S. Government Sponsored Enterprises	3,897	—	3,897	—
SBA Backed Securities	74,447	—	74,447	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	186,530	—	186,530	—
Privately Issued Residential Mortgage-Backed Securities	768	—	768	—
Obligations Issued by States and Political Subdivisions	131,361	—	4,775	126,586
Other Debt Securities	3,589	—	3,589	—

Total	$402,575	$—	$275,989	$126,586

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	$3,084	$—	$—	$3,084

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions relate to impaired loans recognized for the three and six month periods ended June 30, 2018 amounted to $606,000 and $614,000, respectively.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$126,586	Discounted cash flow	Discount rate	1.8% - 4.5% (3)
Impaired Loans	$3,084	Appraisal of collateral (1)	Appraisal adjustments (2)	0% - 30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the six month period ended June 30, 2018 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Total
	(in thousands)
Balance at December 31, 2017	$4,459	$78,141	$82,600
Purchases	—	90,701	90,701
Maturities and calls	—	(42,197)	(42,197)
Transfer	(4,459)	(59)	(4,518)
Amortization	—	—	—
Changes in fair value	—	—	—

Balance at June 30, 2018	$—	$126,586	$126,586

The amortized cost of Level 3 securities was $126,586,000 at June 30, 2018 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity. There was one transfer of a security from level 3 to level 2 for the six months ended June 30, 2018 as a result of increased trading activity and quoted market prices. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2018.

The changes in Level 3 securities for the six month period ended June 30, 2017, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Total
	(in thousands)
Balance at December 31, 2016	$4,298	$160,578	$164,876
Purchases	—	47,430	47,430
Maturities and calls	—	(114,144)	(114,144)
Amortization	—	(113)	(113)

Balance at June 30, 2017	$4,298	$93,751	$98,049

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value as these assets and liabilities that are due within one year. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
June 30, 2018	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$1,858,298	$1,789,828	$—	$1,789,828	$—
Loans (1)	2,194,469	2,160,359	—	—	2,160,359
Financial liabilities:
Time deposits	579,990	578,065	—	578,065	—
Other borrowed funds	506,830	506,676	—	506,676	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2017
Financial assets:
Securities held-to-maturity	$1,701,233	$1,668,827	$—	$1,668,827	$—
Loans (1)	2,149,689	2,094,517	—	—	2,094,517
Financial liabilities:
Time deposits	625,361	627,517	—	627,517	—
Other borrowed funds	347,778	349,364	—	349,364	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

Recently Adopted Accounting Standards Updates

Effective January 1, 2018, the following new accounting guidance was adopted by the Company:

In March 2018 Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05: Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118—Income Tax Accounting Implications of the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 22, 2017. The effect of this update did not have a material impact on the Company’s consolidated financial position.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update include items brought to the Board’s attention by stakeholders. The amendments clarify certain aspects of the guidance issued in Update 2016-1. For public entities, this ASU was effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The effect of this update did not have a material impact on the Company’s consolidated financial position.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this update in the first quarter of 2018 and applied the effects of the changes in the period of adoption. The effect of the changes is approximately $3.8 million that increased retained earnings and a corresponding decrease to AOCI.

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

Accounting Standards Issued but not yet Adopted

The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

In July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, ASU 2018-11, “Targeted Improvements” (“ASU 2018-11”) was issued and allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements.” The Company intends to use this optional transition method for the adoption of Topic 842.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest with a Scope Exception. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2018. Management is currently assessing the applicability of ASU 2017-11 and has not determined the impact of the adoption, if any, as of June 30, 2018.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization of Purchased Callable Debt. The FASB is issuing this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. The FASB is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management is currently assessing the applicability of this ASU and has not determined the impact, if any, as of June 30, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of analyzing this ASU and has purchased a software solution and began to capture information needed to implement this update. The Company has not determined the impact, if any, as of June 30, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company has begun analyzing this ASU and is assessing the implementation steps. During the first quarter of 2018, we established a cross-functional implementation team consisting of representatives from areas related to leasing. During the second quarter of 2018, the Company continued to analyze the potential impact of this ASU by identifying and beginning to quantify the financial impact of real estate leases. The Company also began the process during the quarter to review various contracts to determine if they contain embedded leases. The Company anticipates that it will be able to begin quantifying the financial impact of potential embedded leases during the third quarter of 2018. The Company has not determined the impact, if any, as of June 30, 2018.

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

The Company applied Topic 606 using the cumulative effect method. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the three month and six months ended June 30, 2018 as a result of adopting Topic 606.

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

	Six Months Ended June 30, 2018	Revenue from Contracts in Scope of Topic 606	Six Months Ended June 30, 2017	Revenue from Contracts in Scope of Topic 606
(dollars in thousands)
Total net interest income	$45,667	$—	$42,561	$—
Noninterest income:
Service charges on deposit accounts	4,131	4,131	4,090	4,090
Lockbox fees	1,412	1,412	1,632	1,632
Net gains on sales of securities	197	—	—	—
Gains on sales of mortgage loans	—	—	370	—
Other income	2,175	1,464	2,108	1,336

Total noninterest income	7,915	7,007	8,200	7,058

Total revenues	$53,582	$7,007	$50,761	$7,058

	Three Months Ended June 30, 2018	Revenue from Contracts in Scope of Topic 606	Three Months Ended June 30, 2017	Revenue from Contracts in Scope of Topic 606
(dollars in thousands)
Total net interest income	$23,199	$—	$22,105	$—
Noninterest income:
Service charges on deposit accounts	2,064	2,064	2,074	2,074
Lockbox fees	621	621	861	861
Net gains on sales of securities	—	—	—	—
Gains on sales of mortgage loans	—	—	269	—
Other income	1,037	745	1,087	733

Total noninterest income	3,722	3,430	4,291	3,668

Total revenues	$26,921	$3,430	$26,396	$3,668

The following table provides information about receivables with customers.

	June 30, 2018	December 31, 2017
(dollars in thousands)
Receivables, which are included in “Other assets”	$965	$1,009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At June 30, 2018, the Company had total assets of $4.9 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the six months ended June 30, 2018, was $16,707,000 or $3.00 per Class A share diluted, an increase of 17.2% compared to net income of $14,253,000, or $2.56 per Class A share diluted, for the same period a year ago

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended
	June 30,
	2018	2017
Basic EPS – Class A common	$1.96	$1.78
Basic EPS – Class B common	$0.98	$0.89
Diluted EPS – Class A common	$1.62	$1.47
Diluted EPS – Class B common	$0.98	$0.89

	Six Months Ended
	June 30,
	2018	2017
Basic EPS – Class A common	$3.64	$3.11
Basic EPS – Class B common	$1.82	$1.55
Diluted EPS – Class A common	$3.00	$2.56
Diluted EPS – Class B common	$1.82	$1.55

Net interest income totaled $45,667,000 for the six months ended June 30, 2018 compared to $42,561,000 for the same period in 2017. The 7.3% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.23% on a fully taxable equivalent basis in 2017 to 2.19% for the same period in 2018. This was primarily the result of prepayment penalties collected during the second quarter of 2017 as well as a decrease in the federal corporate tax rate from 34% to 21%. This decrease in the tax rate results in a lower tax equivalent yield on tax-exempt assets. The average balances of earning assets increased by 2.8% combined with a similar increase in average deposits. Also, interest expense increased 48.8% primarily as a result of an increase in rates on deposit balances.

The trends in the net interest margin are illustrated in the graph below:

The net interest margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets. The margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter of 2017. During 2017, the Company did not see a corresponding increase in short term rates on interest bearing liabilities. The margin decreased for the first and second quarter of 2018 mainly as a result of a decrease in the corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses increased by $10,000 from $890,000 for the six months ended June 30, 2017 to $900,000 for the same period in 2018, primarily as a result of an increase in loan growth offset, somewhat, by changes in historical loss factors. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $1,456,000 at June 30, 2018, compared to $1,684,000 at December 31, 2017.

For first six months of 2018, the Company’s effective income tax rate was 4.7% compared to 4.7% for the same period in 2017. The effective income tax rate remained stable.

During June 2016, the Company entered into a lease agreement to open a new branch located in Wellesley, Massachusetts. The Company closed its existing Wellesley branch and transferred the accounts to the new Wellesley branch which opened on December 19, 2016. On September 25, 2017 the Company purchased the new Wellesley location.

Recent Market Developments

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “D-F Act”) became law. The D-F Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The D-F Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The D-F Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The D-F Act broadened the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

In addition, the D-F Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” has been extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation.

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, became law. This is the most significant financial institution legislation since the D-F Act. The EGRRCPA changes certain of the regulatory requirements of the D-F Act and includes provisions intended to relieve the regulatory burden on “community banks.” Among other things for qualifying community banks with less than $10 billion in total consolidated assets the EGRRCPA contains a safe harbor from the D-F Act “ability to repay” mortgage requirements, an exemption from the Volcker Rule, may permit filing of simplified Call Reports, and potentially will result in some alleviation of the D-F Act and U.S. Basel III capital mandates. The EGRRCPA requires the federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements including the capital ratio requirements that are required to be considered well capitalized under Section 38 of Federal Deposit Insurance Act.

Financial Condition

Loans

On June 30, 2018, total loans outstanding were $2,221,613,000 up by $45,669,000 from the total on December 31, 2017. At June 30, 2018, commercial real estate loans accounted for 33.1%, commercial and industrial accounted for 34.3%, and residential real estate loans, including home equity loans, accounted for 26.7% of total loans.

Commercial real estate loans increased to $735,083,000 from $732,491,000 on December 31, 2017 primarily as a result of loan originations. Commercial and industrial loans decreased to $761,467,000 at June 30, 2018 from $763,807,000 at December 31, 2017, primarily as a result of loan repayments. Construction loans decreased to $7,729,000 at June 30, 2018 from $18,931,000 on December 31, 2017, primarily as a result of loan repayments and refinancing of existing loans to other loan categories. Residential real estate loans increased to $316,248,000 on June 30, 2018 from $287,731,000 on December 31, 2017, primarily as a result of new loan originations. Home equity loans increased to $276,397,000 on June 30, 2018 from $247,345,000 at December 31, 2017, primarily as a result of a home equity loan promotion. Municipal loans decreased to $103,027,000 from $106,599,000, primarily as a result of payoffs to existing loans.

In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at June 30, 2018 was $27,144,000 as compared to $26,255,000 at December 31, 2017. The level of the allowance for loan losses to total loans was 1.22% at June 30, 2018 and 1.21% at December 31, 2017.

For 2017 and 2018, the ratio of the allowance for loan losses to loans outstanding has remained relatively stable.

In addition, the Company monitors the outlook for the industries in which these institutions operate. Healthcare and higher education are the primary industries. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the quantitative loss factor for each credit grade. For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$478,326	$59,487	$43,356	$581,169
A1 – A3	193,213	7,500	128,021	328,734
Baa1 – Baa3	—	26,970	120,271	147,241
Ba2	—	7,270	—	7,270

Total	$671,539	$101,227	$291,648	$1,064,414

Credit ratings issued by national organizations are presented in the following table at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$478,905	$62,029	$45,066	$586,000
A1 – A3	195,599	7,635	128,554	331,788
Baa1 – Baa3	—	26,970	122,000	148,970
Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Allowance for loan losses, beginning of period	$26,695	$24,827	$26,255	$24,406
Loans charged off	(72)	(100)	(159)	(197)
Recoveries on loans previously charged-off	71	72	148	190

Net recoveries (charge-offs)	(1)	(28)	(11)	(7)
Provision charged to expense	450	490	900	890

Allowance for loan losses, end of period	$27,144	$25,289	$27,144	$25,289

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30 2018	December 31, 2017
	(dollars in thousands)
Nonaccruing loans	$1,456	$1,684
Total nonperforming assets	$1,456	$1,684
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.07%	0.08%
Nonperforming assets as a percentage of total assets	0.03%	0.04%
Accruing troubled debt restructures	$5,295	$2,749

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $402,575,000 at June 30, 2018, an increase of 1.7% from December 31, 2017. The portfolio increased mainly as a result of purchases of securities available-for-sale totaling $91,385,000 for the six months ended June 30, 2018. The purchases were offset, somewhat, by calls, maturities, sales and scheduled principal payments of $70,526,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.0 years.

At June 30, 2018, 68.6% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $126,586,000 or 31.4% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first six months of 2018, net unrealized gains on the securities available-for-sale increased to $342,000 from a net unrealized loss of $116,000 at December 31, 2017. This was primarily the result of an increase in the value of floating rate securities and the increase in the value of one obligation issued by states and political subdivisions security.

The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	June 30 2018	December 31, 2017
	(in thousands)
U.S. Treasury	$1,983	$1,984
U.S. Government Sponsored Enterprises	3,897	—
Small Business Administration	74,447	80,950
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	186,530	225,776
Privately Issued Residential Mortgage- backed Securities	768	892
Obligations issued by States and Political Subdivisions	131,361	82,600
Other Debt Securities	3,589	3,629

Total Securities Available–for-Sale	$402,575	$395,831

The Company realized gross gains of $197,000 from the proceeds of $17,871,000 from the sales of available-for-sale securities for the six months ended June 30, 2018. There were no sales of available-for-sales securities for the six months ended June 30, 2017.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1,858,298,000 on June 30, 2018, an increase of 9.2% from December 31, 2017. Purchases of securities held-to-maturity totaled $288,637,000 for the six months ended June 30, 2018. The purchases were offset somewhat, by call, maturities and scheduled principal payments of $133,295,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.6 years. Unrealized losses increased during the year primarily as a result of increases in interest rates.

The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

	June 30, 2018	December 31, 2017
	(in thousands)
U.S. Government Sponsored Enterprises	$149,884	$104,653
SBA Backed Securities	54,787	57,235
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,653,627	1,539,345

Total Securities Held-to-Maturity	$1,858,298	$1,701,233

There were no sales of held-to-maturity securities for the six months ended June 30, 2018 and June 30, 2017 respectively.

At June 30, 2018 and December 31, 2017, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises.

Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first six months of 2018, the FHLBB redeemed $4,024,000 of FHLBB stock and the Company purchased $10,257,000 of FHLBB stock. As of June 30, 2018, no impairment has been recognized.

Equity Securities

At June 30, 2018 equity securities totaled $1,641,000 compared to $1,663,000 at December 31, 2017. Equity securities were reclassified from securities available-for-sale during the first quarter of 2018 and December 31, 2017, respectively. The unrealized gain, of $29,000 on equity securities, at December 31, 2017, was transferred to retained earnings and the change in the unrealized gain for the first six months of 2018 was classified as other income, in accordance with ASU 2016-1 as previously discussed in Note 10.

Deposits and Borrowed Funds

On June 30, 2018, deposits totaled $3,866,133,000, representing a 1.3% decrease from December 31, 2017. Total deposits decreased primarily as a result of a decrease in money market accounts, time deposits and demand deposits. This was offset somewhat, by an increase in savings and NOW. Savings and NOW deposits increased mainly as a result of increased municipal deposits. Time deposits decreased primarily as a result of decreased municipal time deposits. Demand deposits decreased mainly as a result of decreased corporate checking balances. Money market accounts decreased mainly from decreased corporate deposits.

Borrowed funds totaled $647,410,000 at June 30, 2018 compared to $506,768,000 at December 31, 2017. Borrowed funds increased mainly as a result of an increase in short-term FHLBB borrowings, offset, somewhat by a decrease in securities sold under agreements to repurchase.

Stockholders’ Equity

At June 30, 2018, total equity was $277,481,000 compared to $260,297,000 on December 31, 2017. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by an increase in other comprehensive loss, net of taxes and dividends paid. There were reclassifications between retained earnings and other comprehensive loss as a result of both ASU 2018-2 and ASU 2016-1. The reclassifications amounted to $3,812,000 that increased retained earnings and decreased other comprehensive loss. Excluding the reclassifications, in aggregate, other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. The Company’s leverage ratio stood at 6.85% on June 30, 2018, compared to 6.70% at December 31, 2017. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of June 30, 2018, was $49.84 as compared to $46.75 on December 31, 2017.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,075,059	$11,243	4.19%	$970,317	$9,742	4.03%
Loans tax-exempt	1,127,707	10,038	3.57%	1,081,163	10,529	3.91%
Securities available-for-sale (5):
Taxable	319,013	1,995	2.50%	366,995	1,411	1.54%
Tax-exempt	82,986	405	1.95%	124,060	442	1.43%
Securities held-to-maturity:
Taxable	1,848,760	11,135	2.41%	1,771,395	9,824	2.22%
Interest-bearing deposits in other banks	169,052	765	1.81%	137,052	349	1.02%

Total interest-earning assets	4,622,577	35,581	3.08%	4,450,982	32,297	2.91%
Non interest-earning assets	225,705			220,892
Allowance for loan losses	(26,937)			(25,115)

Total assets	$4,821,345			$4,646,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$969,532	$1,575	0.65%	$1,024,625	$881	0.34%
Savings accounts	549,072	1,008	0.74%	509,746	619	0.49%
Money market accounts	1,212,952	2,934	0.97%	1,064,211	1,234	0.47%
Time deposits	597,640	2,531	1.70%	555,923	1,902	1.37%

Total interest-bearing deposits	3,329,196	8,048	0.97%	3,154,505	4,636	0.59%
Securities sold under agreements to repurchase	138,177	188	0.55%	196,354	120	0.25%
Other borrowed funds and subordinated debentures	301,780	1,973	2.62%	320,358	1,945	2.44%

Total interest-bearing liabilities	3,769,153	10,209	1.09%	3,671,217	6,701	0.73%

Non-interest-bearing liabilities
Demand deposits	710,738			664,602
Other liabilities	69,263			60,339

Total liabilities	4,549,154			4,396,158

Stockholders’ equity	272,191			250,601
Total liabilities & stockholders’ equity	$4,821,345			$4,646,759

Net interest income on a fully taxable equivalent basis		25,372			25,596
Less taxable equivalent adjustment		(2,173)			(3,491)

Net interest income		$23,199			$22,105

Net interest spread (3)			1.99%			2.18%

Net interest margin (4)			2.20%			2.31%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2018 and 34% for 2017.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,059,289	$21,928	4.17%	$952,817	$18,775	3.97%
Loans tax-exempt	1,129,755	19,644	3.51%	1,065,457	19,794	3.75%
Securities available-for-sale (5):
Taxable	328,650	3,750	2.28%	374,463	2,676	1.43%
Tax-exempt	75,382	695	1.84%	137,690	926	1.35%
Securities held-to-maturity:
Taxable	1,795,422	21,423	2.39%	1,761,470	19,359	2.20%
Interest-bearing deposits in other banks	199,454	1,648	1.65%	170,604	742	0.87%

Total interest-earning assets	4,587,952	69,088	3.02%	4,462,501	62,272	2.80%
Non interest-earning assets	227,071			220,643
Allowance for loan losses	(26,743)			(24,849)

Total assets	$4,788,280			$4,658,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$962,112	$2,928	0.61%	$995,569	$1,581	0.32%
Savings accounts	544,716	1,878	0.70%	498,490	1,146	0.46%
Money market accounts	1,196,783	5,387	0.91%	1,140,029	2,508	0.44%
Time deposits	601,207	4,894	1.64%	529,040	3,553	1.35%

Total interest-bearing deposits	3,304,818	15,087	0.92%	3,163,128	8,788	0.56%
Securities sold under agreements to repurchase	149,139	369	0.50%	198,394	223	0.23%
Other borrowed funds and subordinated debentures	288,137	3,715	2.60%	320,047	3,873	2.44%

Total interest-bearing liabilities	3,742,094	19,171	1.03%	3,681,569	12,884	0.71%

Non-interest-bearing liabilities
Demand deposits	708,858			670,241
Other liabilities	69,242			59,505

Total liabilities	4,520,194			4,411,315

Stockholders’ equity	268,086			246,980
Total liabilities & stockholders’ equity	$4,788,280			$4,658,295

Net interest income on a fully taxable equivalent basis		49,917			49,388
Less taxable equivalent adjustment		(4,250)			(6,827)

Net interest income		$45,667			$42,561

Net interest spread (3)			1.98%			2.09%

Net interest margin (4)			2.19%			2.23%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2018 and 34% for 2017.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017			Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$1,083	$418	$1,501	$2,171	$982	$3,153
Tax-exempt	440	(931)	(491)	1,157	(1,307)	(150)
Securities available-for-sale
Taxable	(204)	788	584	(361)	1,435	1,074
Tax-exempt	(172)	135	(37)	(504)	273	(231)
Securities held-to-maturity
Taxable	441	870	1,311	379	1,685	2,064
Interest-bearing deposits in other banks	97	319	416	144	762	906

Total interest income	1,685	1,599	3,284	2,986	3,830	6,816

Interest expense:
Deposits
NOW accounts	(50)	744	694	(55)	1,402	1,347
Savings accounts	51	338	389	115	617	732
Money market accounts	194	1,506	1,700	131	2,748	2,879
Time deposits	151	478	629	525	816	1,341

Total interest-bearing deposits	346	3,066	3,412	716	5,583	6,299
Securities sold under agreements to repurchase	(44)	112	68	(67)	213	146
Other borrowed funds and subordinated debentures	(117)	145	28	(402)	244	(158)

Total interest expense	185	3,323	3,508	247	6,040	6,287

Change in net interest income	$1,500	$(1,724)	$(224)	$2,739	$(2,210)	$529

Net Interest Income

For the three months ended June 30, 2018, net interest income on a fully taxable equivalent basis totaled $25,372,000 compared to $25,596,000 for the same period in 2017, a decrease of $224,000 or 0.9%. This decrease in fully tax equivalent net interest income for the period is primarily due to a decrease in the federal corporate tax rate from 34% to 21% which lowers the fully tax equivalent income on tax exempt assets. The average balance of earning assets increased by 3.9% combined with a similar increase in average deposits. The net interest margin decreased from 2.31% on a fully taxable equivalent basis in 2017 to 2.20% on the same basis for 2018. This was primarily the result of prepayment penalties collected during the second quarter of 2017 as well as a decrease in the federal corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. Also, interest income on a fully taxable equivalent basis increased 10.2%, mainly as a result of an increase in earning assets and rates on earning assets. Interest expense increased 52.4% mainly as a result of an increase in rates paid on deposit balances.

For the six months ended June 30, 2018, net interest income on a fully taxable equivalent basis totaled $49,917,000 compared to $49,388,000 for the same period in 2017, an increase of 1.1%. This increase in net interest income for the period is primarily due to an increase in average interest earning assets, primarily loans, offset by a four basis point decrease in the net interest margin. The average balance of earning assets increased by 2.8% combined with a similar increase in average deposits. The net interest margin decreased from 2.23% on a fully taxable equivalent basis in 2017 to 2.19% on the same basis for 2018. This was primarily the result of prepayment penalties collected during the second quarter of 2017 as well as a decrease in the federal corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. Also, interest income on a fully taxable equivalent basis increased 10.9%, as a result of an increase in rates on earning assets as well as an increase in earning assets. Interest expense increased 48.8% mainly as a result of an increase in rates paid on deposit balances.

As illustrated in the table above, the main contributors to the increase in net interest income were from loans, securities held-to-maturity, securities available-for-sale, and interest-bearing deposits in other banks. Securities held-to-maturity income increased primarily as a result of an increase in rates. Loan income increased primarily from an increase in volume and an overall increase in rates. Securities available-for-sale income increased from an increase in rates paid on the portfolio. The Company has a sizable floating rate available-for-sale portfolio. These securities reprice as interest rates rise. Interest-bearing deposits income increased primarily from an increase in rates. The increase in interest income was partially offset by an increase in interest expense. This was mainly the result of increased rates paid on money market, saving and NOW accounts, and time deposits. The Company has modestly raised interest rates on these products to remain competitive.

Provision for Loan Losses

For the three months ended June 30, 2018, the loan loss provision was $450,000 compared to a provision of $490,000 for the same period last year. For the six months ended June 30, 2018, the loan loss provision was $900,000 compared to a provision of $890,000 for the same period last year. Further discussion relating to changes in portfolio composition is discussed in footnote number four.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2018 decreased by $569,000 from the same period last year to $3,722,000. This was mainly attributable to a decrease in net gains on sales of loans of $269,000 as well as a decrease of lockbox income of $240,000. Lockbox income decreased by $240,000 as a result of a decrease in customer accounts. Other income decreased primarily as a result of a decrease in the cash surrender values of life insurance policies. Also, service charges on deposit accounts decreased primarily as a result of a decrease in customer activity.

Other operating income for six months ended June 30, 2018 decreased by $285,000 from the same period last year to $7,915,000. This was mainly attributable to a decrease in net gains on sales of loans of $370,000 and a decrease in lockbox income of $220,000. This was partially offset by an increase in net gain on sales of securities of $197,000. Other income increased primarily as a result of an increase in wealth management fees, and merchant charge card fees. Also, service charges on deposit accounts increased primarily as a result of an increase in customer activity. Lockbox income decreased by $220,000, mainly as a result of a decrease in customer accounts.

For the quarter ended June 30, 2018, operating expenses decreased by $38,000 or 0.2% to $17,159,000, from the same period last year. The decrease in operating expenses for the quarter was mainly attributable to a decrease of $81,000 in FDIC assessments, and $112,000 in other expenses. This was partially offset by increases in salaries and benefits of $166,000. Salaries and employee benefits increased mainly as a result of merit increases. Equipment expenses increased mainly as a result of increased depreciation expense. Other expenses decreased primarily as a result of a decrease in pension expense and decreased marketing expenses. This was partially offset by an increase in consulting expenses. FDIC assessments decreased primarily as a result of a decrease in the assessment rate. Occupancy costs decreased primarily as a result of decreased rent expense associated with a reduction in rent at certain locations.

For the six months ended June 30, 2018, operating expenses increased by $238,000 or 0.7% to $35,160,000, from the same period last year. The increase in operating expenses for the quarter was mainly attributable to an increase of $597,000 in salaries and employee benefits, and $111,000 in equipment expenses. This was partially offset by decreases in occupancy expense of $138,000, FDIC assessments of $136,000, and $196,000 in other expenses. Salaries and employee benefits increased mainly as a result of merit increases. Equipment expenses increased mainly as a result of increased depreciation expense. Other expenses decreased primarily as a result of a decrease in pension expense and decreased contributions. This was partially offset by an increase in consulting expenses. FDIC assessments decreased slightly primarily as a result of a decrease in the assessment rate. Occupancy costs decreased primarily as a result of decreased rent expense associated with a reduction in rent at certain locations.

Income Taxes

For the second quarter of 2018, the Company’s income tax expense totaled $314,000 on pretax income of $9,312,000 resulting in an effective tax rate of 3.4%. For last year’s corresponding quarter, the Company’s income tax expense totaled $552,000 on pretax income of $8,709,000 resulting in an effective tax rate of 6.3%. The decrease in the effective income tax rate was primarily the result of an increase in tax exempt income, as well as a decrease in the corporate tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act.

For the first six months of 2018, the Company’s income tax expense totaled $815,000 on pretax income of $17,522,000 resulting in an effective tax rate of 4.7%. For last year’s corresponding quarter, the Company’s income tax expense totaled $696,000 on pretax income of $14,949,000 resulting in an effective tax rate of 4.7%.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the second quarter of 2018 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1	A number of legal claims against the Company arising in the normal course of business were outstanding at June 30, 2018. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

++

As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended June 30 2018, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)