Form 10-Q
period 2018-09-30
CENTURY BANCORP INC
filed 2018-11-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2018, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,608,329 Shares
Class B Common Stock, $1.00 par value	1,959,580 Shares

Century Bancorp, Inc.

Index

		Page Number
Part I	Financial Information
	Forward Looking Statements	3
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets:
	September 30, 2018 and December 31, 2017	4
	Consolidated Statements of Income:
	Three Months and Nine Months Ended September 30, 2018 and 2017	5
	Consolidated Statements of Comprehensive Income:
	Three Months and Nine Months Ended September 30, 2018 and 2017	6
	Consolidated Statements of Changes in Stockholders’ Equity:
	Nine Months Ended September 30, 2018 and 2017	7
	Consolidated Statements of Cash Flows:
	Nine Months Ended September 30, 2018 and 2017	8
	Notes to Consolidated Financial Statements	9-33
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

Part II.	Other Information
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

Signatures		48

Exhibits	Ex-31.1
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

PART I – Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

Assets	September 30, 2018	December 31, 2017
Cash and due from banks	$68,945	$77,199
Federal funds sold and interest-bearing deposits in other banks	142,345	279,231

Total cash and cash equivalents	211,290	356,430
Securities available-for-sale, amortized cost $366,385 and $395,947, respectively	366,503	395,831
Securities held-to-maturity, fair value $1,795,117 and $1,668,827, respectively	1,875,752	1,701,233
Federal Home Loan Bank of Boston, stock at cost	22,743	21,779
Equity securities, amortized cost $1,616 and $1,616, respectively	1,616	1,663
Loans, net:
Construction and land development	12,434	18,931
Commercial and industrial	783,960	763,807
Municipal	94,532	106,599
Commercial real estate	730,265	732,491
Residential real estate	335,114	287,731
Consumer	20,677	18,458
Home equity	283,818	247,345
Overdrafts	539	582

Total loans, net	2,261,339	2,175,944
Less: allowance for loan losses	28,545	26,255

Net loans	2,232,794	2,149,689
Bank premises and equipment	24,023	23,527
Accrued interest receivable	12,878	11,179
Goodwill	2,714	2,714
Other assets	120,110	121,527

Total assets	$4,870,423	$4,785,572

Liabilities
Deposits:
Demand deposits	$731,095	$736,020
Savings and NOW deposits	1,359,334	1,367,358
Money market accounts	1,294,092	1,188,228
Time deposits	579,886	625,361

Total deposits	3,964,407	3,916,967
Securities sold under agreements to repurchase	140,490	158,990
Other borrowed funds	372,606	347,778
Subordinated debentures	36,083	36,083
Due to broker	897	—
Other liabilities	69,063	65,457

Total liabilities	4,583,546	4,525,275
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,608,329 shares and 3,605,829 shares, respectively	3,608	3,606
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,959,580 shares and 1,962,080 shares respectively	1,960	1,962
Additional paid-in capital	12,292	12,292
Retained earnings	292,114	263,666

	309,974	281,526
Unrealized losses on securities available-for-sale, net of taxes	92	(62)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(2,779)	(3,050)
Pension liability, net of taxes	(20,410)	(18,117)

Total accumulated other comprehensive loss, net of taxes	(23,097)	(21,229)

Total stockholders’ equity	286,877	260,297

Total liabilities and stockholders’ equity	$4,870,423	$4,785,572

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income
Loans	$20,167	$16,658	$57,613	$48,668
Securities held-to-maturity	11,507	9,447	32,930	28,806
Securities available-for-sale	2,500	1,809	6,821	5,143
Federal funds sold and interest-bearing deposits in other banks	591	607	2,239	1,349

Total interest income	34,765	28,521	99,603	83,966

Interest expense
Savings and NOW deposits	2,972	1,727	7,778	4,454
Money market accounts	3,652	1,395	9,039	3,903
Time deposits	2,571	2,095	7,465	5,648
Securities sold under agreements to repurchase	288	129	657	352
Other borrowed funds and subordinated debentures	2,078	1,822	5,793	5,695

Total interest expense	11,561	7,168	30,732	20,052

Net interest income	23,204	21,353	68,871	63,914
Provision for loan losses	—	450	900	1,340

Net interest income after provision for loan losses	23,204	20,903	67,971	62,574
Other operating income
Service charges on deposit accounts	2,137	2,089	6,268	6,179
Lockbox fees	892	735	2,304	2,367
Net gains on sales of securities	105	47	302	47
Gains on sales of mortgage loans	—	—	—	370
Other income	1,035	1,071	3,210	3,179

Total other operating income	4,169	3,942	12,084	12,142

Operating expenses
Salaries and employee benefits	10,570	9,933	32,331	31,097
Occupancy	1,481	1,427	4,579	4,663
Equipment	781	782	2,355	2,245
FDIC assessments	368	340	1,110	1,218
Other	4,148	3,723	12,133	11,904

Total operating expenses	17,348	16,205	52,508	51,127

Income before income taxes	10,025	8,640	27,547	23,589
Provision for income taxes	444	617	1,259	1,313

Net income	$9,581	$8,023	$26,288	$22,276

Share data:
Weighted average number of shares outstanding, basic
Class A	3,608,329	3,605,829	3,608,129	3,603,429
Class B	1,959,580	1,962,080	1,959,780	1,964,480
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,959,580	1,962,080	1,959,780	1,964,480
Basic earnings per share:
Class A	$2.09	$1.75	$5.73	$4.86
Class B	$1.04	$0.87	$2.86	$2.43
Diluted earnings per share
Class A	$1.72	$1.44	$4.72	$4.00
Class B	$1.04	$0.87	$2.86	$2.43

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended September 30,
	2018	2017
Net income	$9,581	$8,023
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(88)	122
Less: reclassification adjustment for gains included in net income	(76)	(28)

Total unrealized (losses) gains on securities	(164)	94
Accretion of net unrealized losses transferred	238	223
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	292	233

Other comprehensive income	366	550

Comprehensive income	$9,947	$8,573

	Nine months ended September 30,
	2018	2017
Net income	$26,288	$22,276
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	412	455
Less: reclassification adjustment for gains included in net income	(217)	(28)

Total unrealized (losses) gains on securities	195	427
Accretion of net unrealized losses transferred	872	856
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	877	698

Other comprehensive income	1,944	1,981

Comprehensive income	$28,232	$24,257

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2018 and 2017

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041
Net income	—	—	—	22,276	—	22,276
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $282 in taxes and $47 in realized gains	—	—	—	—	427	427
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $1,022 in taxes	—	—	—	—	856	856
Pension liability adjustment, net of $465 in taxes	—	—	—	—	698	698
Conversion of Class B Common Stock to Class A Common Stock, 5,100 shares	5	(5)	—	—	—	—
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,297)	—	(1,297)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(353)	—	(353)

Balance at September 30, 2017	$3,606	$1,962	$12,292	$264,191	$(19,403)	$262,648

Balance at December 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297
Net income	—	—	—	26,288	—	26,288
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $39 in taxes, and $302 in realized gains	—	—	—	—	195	195
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $314 in taxes	—	—	—	—	872	872
Pension liability adjustment, net of $342 in taxes	—	—	—	—	877	877
Adoption of ASU 2018-2, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—
Adoption of ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—
Conversion of Class B Common Stock to Class A Common Stock, 2,500 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,299)	—	(1,299)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(353)	—	(353)

Balance at September 30, 2018	$3,608	$1,960	$12,292	$292,114	$(23,097)	$286,877

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2018 and 2017

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,288	$22,276
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of mortgage loans	—	(370)
Net gains on sales of securities	(302)	(47)
Net loss on equity securities	47	—
Provision for loan losses	900	1,340
Deferred income taxes	(1,270)	(3,477)
Net depreciation and amortization	1,116	2,444
Increase in accrued interest receivable	(1,699)	(281)
Decrease (increase) in other assets	1,542	(1,478)
Increase in other liabilities	4,825	4,076

Net cash provided by operating activities	31,447	24,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	3,183
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	13,619	7,175
Purchase of Federal Home Loan Bank of Boston stock	(14,583)	(8,070)
Proceeds from calls/maturities of securities available-for-sale	111,922	211,576
Proceeds from sales of securities available-for-sale	27,517	18,133
Purchase of securities available-for-sale	(108,871)	(111,777)
Proceeds from calls/maturities of securities held-to-maturity	187,009	231,953
Purchase of securities held-to-maturity	(358,824)	(230,813)
Proceeds from life insurance policies	375	—
Net increase in loans	(83,967)	(215,063)
Proceeds from sales of portfolio loans	—	26,701
Capital expenditures	(2,900)	(2,881)

Net cash used in investing activities	(228,703)	(69,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(45,475)	128,920
Net (decrease) increase in demand, savings, money market and NOW deposits	92,915	(176,456)
Cash dividends	(1,652)	(1,650)
Net (decrease) increase in securities sold under agreements to repurchase	(18,500)	46,568
Net increase in other borrowed funds	24,828	65,000

Net cash provided by financing activities	52,116	62,382

Net (decrease) increase in cash and cash equivalents	(145,140)	16,982
Cash and cash equivalents at beginning of period	356,430	236,151

Cash and cash equivalents at end of period	$211,290	$253,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,680	$20,255
Income taxes	590	4,830
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	195	427
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	872	856
Pension liability adjustment, net of taxes	877	698
Change in due to (from) to broker	897	5,911

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Nine Months Ended September 30, 2018 and 2017

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

Note 2. Securities Available-for-Sale

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$1,999	$—	$13	$1,986	$1,999	$—	$15	$1,984
U.S. Government Sponsored Enterprises	3,942	—	53	3,889	—	—	—	—
SBA Backed Securities	71,417	—	293	71,124	81,065	46	161	80,950
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	168,760	666	211	169,215	225,537	556	317	225,776
Privately Issued Residential Mortgage-Backed Securities	720	4	9	715	897	4	9	892
Obligations Issued by States and Political Subdivisions	115,947	62	—	116,009	82,849	—	249	82,600
Other Debt Securities	3,600	21	56	3,565	3,600	68	39	3,629

Total	$366,385	$753	$635	$366,503	$395,947	$674	$790	$395,831

Included in SBA Backed Securities, U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $210,362,000 and $216,353,000 at September 30, 2018 and December 31, 2017, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $35,852,000 and $67,780,000 at September 30, 2018 and December 31, 2017, respectively. The Company realized gross gains of $302,000 from the proceeds of $27,517,000 from the sales of available-for-sale securities for the nine months ended September 30, 2018. The Company realized gross gains of $47,000 from the proceeds of $18,133,000 from the sales of available-for-sales securities for the nine months ended September 30, 2017.

Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2018.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$115,302	$115,282
After one but within five years	60,862	60,682
After five but within ten years	156,425	156,782
More than 10 years	33,796	33,757

Total	$366,385	$366,503

The weighted average remaining life of investment securities available-for-sale at September 30, 2018 was 4.9 years. Included in the weighted average remaining life calculation at September 30, 2018 were $3,942,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2018 and December 31, 2017, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2018. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 13 and 25 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 195 holdings at September 30, 2018.

	September 30, 2018
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$1,986	$13	$1,986	$13
U.S. Government Sponsored Enterprises	3,889	53	—	—	3,889	53
SBA Backed Securities	25,567	42	45,557	251	71,124	293
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	31,311	60	26,032	151	57,343	211
Privately Issued Residential Mortgage-Backed Securities	—	—	524	9	524	9
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	—	—	744	56	744	56

Total temporarily impaired securities	$60,767	$155	$74,843	$480	$135,610	$635

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

	December 31, 2017
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$1,984	$15	$—	$—	$1,984	$15
U.S. Government Sponsored Enterprises	—	—	—	—	—	—
SBA Backed Securities	18,378	54	40,911	107	59,289	161
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	40,394	123	59,336	194	99,730	317
Privately Issued Residential Mortgage-Backed Securities	—	—	633	9	633	9
Obligations Issued by States and Political Subdivisions	—	—	4,458	249	4,458	249
Other Debt Securities	400	1	461	38	861	39

Total temporarily impaired securities	$61,156	$193	$105,799	$597	$166,955	$790

Note 3. Investment Securities Held-to-Maturity

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury	$9,903	$—	$3	$9,900	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	167,968	—	2,152	165,816	104,653	341	472	104,522
SBA Backed Securities	53,576	—	2,759	50,817	57,235	20	1,271	55,984
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,644,305	139	75,860	1,568,584	1,539,345	2,261	33,285	1,508,321

Total	$1,875,752	$139	$80,774	$1,795,117	$1,701,233	$2,622	$35,028	$1,668,827

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,267,793,000 and $1,262,708,000 at September 30, 2018 and December 31, 2017, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $515,979,000 and $382,120,000 at September 30, 2018 and December 31, 2017, respectively. There were no sales of held-to-maturity securities for the nine months ended September 30, 2018 and September 30, 2017 respectively.

At September 30, 2018 and December 31, 2017, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2018.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$39,091	$38,932
After one but within five years	1,210,561	1,163,813
After five but within ten years	622,996	589,508
More than ten years	3,104	2,864

Total	$1,875,752	$1,795,117

The weighted average remaining life of investment securities held-to-maturity at September 30, 2018 was 4.5 years. Included in the weighted average remaining life calculation at September 30, 2018 were $82,990,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The actual maturities, which were used in the table above, of mortgage-backed securities, will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations.

As of September 30, 2018 and December 31, 2017, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not likely that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to the rise in interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired September 30, 2018 and December 31, 2017.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio September 30, 2018. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 176 and 232 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 446 holdings at September 30, 2018.

	September 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$9,900	$3	$—	$—	$9,900	$3
U.S. Government Sponsored Enterprises	135,760	1,171	29,517	981	165,277	2,152
SBA Backed Securities	2,487	75	48,330	2,684	50,817	2,759
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	557,866	13,733	997,268	62,127	1,555,134	75,860

Total temporarily impaired securities	$706,013	$14,982	$1,075,115	$65,792	$1,781,128	$80,774

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Allowance for loan losses, beginning of period	$27,144	$25,289	$26,255	$24,406
Loans charged off	(89)	(95)	(247)	(292)
Recoveries on loans previously charged-off	1,490	54	1,637	244

Net recoveries (charge-offs)	1,401	(41)	1,390	(48)
Provision charged to expense	—	450	900	1,340

Allowance for loan losses, end of period	$28,545	$25,698	$28,545	$25,698

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
Allowance for loan losses:	(in thousands)
Balance at June 30, 2018	$633	$10,384	$1,704	$10,209	$2,493	$336	$1,078	$307	$27,144
Charge-offs	—	(11)	—	—	—	(78)	—	—	(89)
Recoveries	1,432	16	—	—	—	42	—	—	1,490
Provision	(1,155)	895	84	415	(182)	32	(28)	(61)	—

Ending balance at September 30, 2018	$910	$11,284	$1,788	$10,624	$2,311	$332	$1,050	$246	$28,545

Amount of allowance for loan losses for loans deemed to be impaired	$—	$93	$—	$95	$350	$—	$—	$—	$538

Amount of allowance for loan losses for loans not deemed to be impaired	$910	$11,191	$1,788	$10,529	$1,961	$332	$1,050	$246	$28,007

Loans:
Ending balance	$12,434	$783,960	$94,532	$730,265	$335,114	$21,216	$283,818	$—	$2,261,339

Loans deemed to be impaired	$—	$660	$—	$2,680	$2,675	$—	$—	$—	$6,015

Loans not deemed to be impaired	$12,434	$783,300	$94,532	$727,585	$332,439	$21,216	$283,818	$—	$2,255,324

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
Allowance for loan losses:	(in thousands)
Balance at December 31, 2017	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255
Charge-offs	—	(16)	—	—	—	(231)	—	—	(247)
Recoveries	1,432	49	—	—	—	156	—	—	1,637
Provision	(2,167)	1,600	68	896	438	34	61	(30)	900

Ending balance at September 30, 2018	$910	$11,284	$1,788	$10,624	$2,311	$332	$1,050	$246	$28,545

Amount of allowance for loan losses for loans deemed to be impaired	$—	$93	$—	$95	$350	$—	$—	$—	$538

Amount of allowance for loan losses for loans not deemed to be impaired	$910	$11,191	$1,788	$10,529	$1,961	$332	$1,050	$246	$28,007

Loans:
Ending balance	$12,434	$783,960	$94,532	$730,265	$335,114	$21,216	$283,818	$—	$2,261,339

Loans deemed to be impaired	$—	$660	$—	$2,680	$2,675	$—	$—	$—	$6,015

Loans not deemed to be impaired	$12,434	$783,300	$94,532	$727,585	$332,439	$21,216	$283,818	$—	$2,255,324

During the nine months ending September 30, 2018, the Company’s provision was primarily attributable to an increase in residential real estate balances and increased qualitative allocations for commercial and industrial and commercial real estate loans, offset, somewhat by the recovery of a construction loan previously charged-off and a decrease in construction balances. During the three months ending September 30, 2018, the Company did not require a provision mainly as a result of recoveries of a construction loan previously charged-off and a decrease in construction loan balances offset by increased qualitative allocations for commercial and industrial and commercial real estate loans. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. Overall a general weakening in the outlook was noted resulting in a general increase in the general economic factors. The Company also monitors the volatility of the losses within the historical data.

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

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2018 and December 31, 2017.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2018 and December 31, 2017.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2018 and December 31, 2017 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at September 30, 2018.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
Grade:	(in thousands)
1-3 (Pass)	$12,434	$779,165	$94,532	$703,039
4 (Monitor)	—	4,135	—	24,546
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	660	—	2,680

Total	$12,434	$783,960	$94,532	$730,265

The following table presents the Company’s loans by risk rating at December 31, 2017.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
Grade:	(in thousands)
1-3 (Pass)	$18,931	$758,093	$106,599	$705,235
4 (Monitor)	—	5,366	—	24,702
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	348	—	2,554

Total	$18,931	$763,807	$106,599	$732,491

The Company has increased its exposure to larger loans to large institutions with publically available credit ratings beginning in 2015. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2018 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$492,117	$57,958	$43,106	$593,181
A1 – A3	194,465	995	110,191	305,651
Baa1 – Baa3	—	26,970	119,409	146,379
Ba2	—	6,810	—	6,810

Total	$686,582	$92,733	$272,706	$1,052,021

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$478,905	$62,029	$45,066	$586,000
A1 – A3	195,599	7,635	128,554	331,788
Baa1 – Baa3	—	26,970	122,000	148,970
Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at September 30, 2018 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$12,434	$12,434
Commercial and industrial	322	346	—	668	783,292	783,960
Municipal	—	—	—	—	94,532	94,532
Commercial real estate	980	196	—	1,176	729,089	730,265
Residential real estate	1,668	2,678	372	4,718	330,396	335,114
Consumer and overdrafts	15	10	—	25	21,191	21,216
Home equity	752	499	99	1,350	282,468	283,818

Total	$3,737	$3,729	$471	$7,937	$2,253,402	$2,261,339

Further information pertaining to the allowance for loan losses at December 31, 2017 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$18,931	$18,931
Commercial and industrial	65	44	—	109	763,698	763,807
Municipal	—	—	—	—	106,599	106,599
Commercial real estate	672	215	—	887	731,604	732,491
Residential real estate	4,282	724	—	5,006	282,725	287,731
Consumer and overdrafts	5	6	—	11	19,029	19,040
Home equity	618	695	—	1,313	246,032	247,345

Total	$5,642	$1,684	$—	$7,326	$2,168,618	$2,175,944

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

The following is information pertaining to impaired loans for September 30, 2018:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/18	Interest Income Recognized for 3 Months Ending 9/30/18	Average Carrying Value for 9 Months Ending 9/30/18	Interest Income Recognized for 9 Months Ending 9/30/18
With no required reserve recorded:	(in thousands)
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	84	282	—	56	—	47	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	196	219	—	280	—	267	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$280	$501	$—	$336	$—	$314	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	576	593	93	589	5	490	14
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,484	2,597	95	2,262	24	2,278	71
Residential real estate	2,675	2,675	350	2,675	—	3,136	80
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$5,735	$5,865	$538	$5,526	$29	$5,904	$165

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	660	875	93	645	5	537	14
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,680	2,816	95	2,542	24	2,545	71
Residential real estate	2,675	2,675	350	2,675	—	3,136	80
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$6,015	$6,366	$538	$5,862	$29	$6,218	$165

The following is information pertaining to impaired loans for September 30, 2017:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/17	Interest Income Recognized for 3 Months Ending 9/30/17	Average Carrying Value for 9 Months Ending 9/30/17	Interest Income Recognized for 9 Months Ending 9/30/17
With no required reserve recorded:	(in thousands)
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	54	261	—	60	—	49	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	91	109	—	45	—	313	—
Residential real estate	72	163	—	75	2	81	5
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$217	$533	$—	$180	$2	$443	$5

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$56	$—
Commercial and industrial	312	328	8	319	4	328	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,492	2,599	111	2,547	22	2,542	69
Residential real estate	4,246	4,247	67	4,257	19	1,767	36
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$7,050	$7,174	$186	$7,123	$45	$4,693	$117

Total:
Construction and land development	$—	$—	$—	$—	$—	$56	$—
Commercial and industrial	366	589	8	379	4	377	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,583	2,708	111	2,592	22	2,855	69
Residential real estate	4,318	4,410	67	4,332	21	1,848	41
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$7,267	$7,707	$186	$7,303	$47	$5,136	$122

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

There was one residential real estate loan and one consumer loan that were modified during the first quarter of 2018. The loans were modified by reducing the interest rates as well as extending the terms on both loans. The pre-modification and post-modification outstanding recorded investment was $2,675,000 for the residential real estate loan that was not accruing interest and had a specific reserve of $350,000. The pre-modification and post-modification outstanding recorded investment was $17,000 for the consumer loan that was accruing and had a specific reserve of $1,000. The financial impact for the modifications was not material. There was one troubled debt restructuring, for $2,675,000, which subsequently defaulted during the first nine months of 2018.

There was no troubled debt restructuring that occurred during the nine month period ended September 30, 2017. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first nine months of 2017.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$105		$47		Net gains on sales of investments
Tax (expense) or benefit	(29)		(19)		Provision for income taxes

Net of tax	$76		$28		Net income

Accretion of unrealized losses transferred	$(323)		$(554)		Interest on securities held-to-maturity
Tax (expense) or benefit	85		331		Provision for income taxes

Net of tax	$(238)		$(223)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(4	)(b)	$(3	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(402	)(b)	(385	)(b)	Salaries and employee benefits

Total before tax	(406)		(388)		Income before taxes

Tax (expense) or benefit	114		155		Provision for income taxes

Net of tax	$(292)		$(233)		Net income

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$302		$47		Net gains on sales of investments
Tax (expense) or benefit	(85)		(19)		Provision for income taxes

Net of tax	$217		$28		Net income

Accretion of unrealized losses transferred	$(1,186)		$(1,878)		Interest on securities held-to-maturity
Tax (expense) or benefit	314		1,022		Provision for income taxes

Net of tax	$(872)		$(856)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(12	)(b)	$(8	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(1,207	)(b)	(1,155	)(b)	Salaries and employee benefits

Total before tax	(1,219)		(1,163)		Income before taxes

Tax (expense) or benefit	342		465		Provision for income taxes

Net of tax	$(877)		$(698)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended September 30, 2018 and 2017.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2018	2017	2018	2017
Basic EPS Computation:
Numerator:
Net income, Class A	$7,535	$6,307	$20,674	$17,505
Net income, Class B	2,046	1,716	5,614	4,771
Denominator:
Weighted average shares outstanding, Class A	3,608,329	3,605,829	3,608,129	3,603,429
Weighted average shares outstanding, Class B	1,959,580	1,962,080	1,959,780	1,964,480
Basic EPS, Class A	$2.09	$1.75	$5.73	$4.86
Basic EPS, Class B	1.04	0.87	2.86	2.43

Diluted EPS Computation:
Numerator:
Net income, Class A	$7,535	$6,307	$20,674	$17,505
Net income, Class B	2,046	1,716	5,614	4,771

Total net income, for diluted EPS, Class A computation	9,581	8,023	26,288	22,276
Denominator:
Weighted average shares outstanding, basic, Class A	3,608,329	3,605,829	3,608,129	3,603,429
Weighted average shares outstanding, Class B	1,959,580	1,962,080	1,959,780	1,964,480

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,959,580	1,962,080	1,959,780	1,964,480
Diluted EPS, Class A	$1.72	$1.44	$4.72	$4.00
Diluted EPS, Class B	1.04	0.87	2.86	2.43

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

Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2018	2017	2018	2017
	(in thousands)
Service cost	$353	$310	$277	$395
Interest	371	362	346	345
Expected return on plan assets	(954)	(746)	—	—
Recognized prior service cost (benefit)	(25)	(26)	29	29
Recognized net actuarial losses	226	226	176	159

Net periodic benefit (credit) cost	$(29)	$126	$828	$928

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2018	2017	2018	2017
	(in thousands)
Service cost	$1,059	$930	$831	$1,184
Interest	1,111	1,087	1,040	1,035
Expected return on plan assets	(2,863)	(2,238)	—	—
Recognized prior service cost (benefit)	(75)	(78)	87	87
Recognized net actuarial losses	680	678	527	477

Net periodic benefit (credit) cost	$(88)	$379	$2,485	$2,783

As a result of the adoption of ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, the Company reclassified approximately $508,000 and $1,047,000 from salaries and employee benefits to other expenses for the nine months ended September 30, 2018 and 2017, respectively. The reclassifications represent costs other than service costs from the table above.

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

The results of the fair value hierarchy as of September 30, 2018, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,986	$—	$1,986	$—
U.S. Government Sponsored Enterprises	3,889	—	3,889	—
SBA Backed Securities	71,124	—	71,124	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	169,215	—	169,215	—
Privately Issued Residential Mortgage-Backed Securities	715	—	715	—
Obligations Issued by States and Political Subdivisions	116,009	—	4,775	111,234
Other Debt Securities	3,565	—	3,565	—

Total	$366,503	$—	$255,269	$111,234

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Impaired Loans	$3,107	$—	$—	$3,107

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific (credits) provisions relate to impaired loans recognized for the three and nine month periods ended September 30, 2018 amounted to $(187,000) and $427,000, respectively.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$111,234	Discounted cash flow	Discount rate	2.0%-4.5% (3)
Impaired Loans	$3,107	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the nine month period ended September 30, 2018 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Total
	(in thousands)
Balance at December 31, 2017	$4,459	$78,141	$82,600
Purchases	—	105,837	105,837
Maturities and calls	—	(72,640)	(72,640)
Transfer	(4,459)	—	(4,459)
Amortization	—	(104)	(104)
Changes in fair value	—	—	—
Balance at September 30, 2018	$—	$111,234	$111,234

The amortized cost of Level 3 securities was $111,234,000 at September 30, 2018 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity. There was one transfer of a security from level 3 to level 2 for the nine months ended September 30, 2018 as a result of increased trading activity and quoted market prices. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month period ended September 30, 2018.

The changes in Level 3 securities for the nine month period ended September 30, 2017, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Total
	(in thousands)
Balance at December 31, 2016	$4,298	$160,578	$164,876
Purchases	—	61,393	61,393
Maturities and calls	—	(146,869)	(146,869)
Amortization	—	(155)	(155)
Changes in fair value	—	—	—

Balance at September 30, 2017	$4,298	$74,947	$79,245

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value as these assets and liabilities that are due within one year. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

September 30, 2018	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$1,875,752	$1,795,117	$—	$1,795,117	$—
Loans (1)	2,232,794	2,188,606	—	—	2,188,606
Financial liabilities:
Time deposits	579,886	577,531	—	577,531	—
Other borrowed funds	372,606	371,531	—	371,531	—
Subordinated debentures	36,083	36,083	—	—	36,083

December 31, 2017
Financial assets:
Securities held-to-maturity	$1,701,233	$1,668,827	$—	$1,668,827	$—
Loans (1)	2,149,689	2,094,517	—	—	2,094,517
Financial liabilities:
Time deposits	625,361	627,517	—	627,517	—
Other borrowed funds	347,778	349,364	—	349,364	—
Subordinated debentures	36,083	36,083	—	—	36,083

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

Note 10. Recent Accounting Developments

Recently Adopted Accounting Standards Updates

Effective January 1, 2018, the following new accounting guidance was adopted by the Company:

In March 2018 Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05: Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 — Income Tax Accounting Implications of the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 22, 2017. The effect of this update did not have a material impact on the Company’s consolidated financial position.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update include items brought to the Board’s attention by stakeholders. The amendments clarify certain aspects of the guidance issued in Update 2016-1. For public entities, this ASU was effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The effect of this update did not have a material impact on the Company’s consolidated financial position.

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

Accounting Standards Issued but not yet Adopted

The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company has not determined the impact, if any, as of September 30, 2018.

In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit plans. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This ASU is effective for annual reporting periods beginning after December 15, 2020. The Company has not determined the impact, if any, as of September 30, 2018.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company has not determined the impact, if any, as of September 30, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of analyzing this ASU and has purchased a software solution and began to capture information needed to implement this update. The Company has not determined the impact, if any, as of September 30, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company has begun analyzing this ASU and is assessing the implementation steps. During the first quarter of 2018, we established a cross-functional implementation team consisting of representatives from areas related to leasing. During the second quarter of 2018, the Company continued to analyze the potential impact of this ASU by identifying and beginning to quantify the financial impact of real estate leases. The Company also began the process during the quarter to review various contracts to determine if they contain embedded leases. The Company began quantifying the financial impact of potential embedded leases during the third quarter of 2018. The Company has not determined the impact, if any, as of September 30, 2018.

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

Securities and Exchange Commission (SEC) ruling:

In August 2018, the SEC issued a final rule that amends certain of the Commission’s disclosure requirements “that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP, or changes in the information environment.” The financial reporting implications of the final rule’s amendments may vary by company, but the changes are generally expected to reduce or eliminate some of an SEC registrant’s disclosure requirements. In limited circumstances, however, the amendments may expand those requirements, including those related to interim disclosures about changes in stockholders’ equity. Under the requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date periods, with subtotals for each interim period.” The Company will therefore include a reconciliation for the current quarter and year-to-date interim periods as well as the comparative periods of the prior years (i.e., a reconciliation covering each period for which an income statement is presented). The final rule is effective for all filings submitted on or after November 5, 2018. The final rule excludes the Company’s third quarter 2018 10-Q.

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

The Company applied Topic 606 using the cumulative effect method. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the three month and nine months ended September 30, 2018 as a result of adopting Topic 606.

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

	Nine Months Ended 9/30/2018	Revenue from Contracts in Scope of Topic 606	Nine Months Ended 9/30/2017	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Total net interest income	$68,871	$—	$63,914	$—
Noninterest income:
Service charges on deposit accounts	6,268	6,268	6,179	6,179
Lockbox fees	2,304	2,304	2,367	2,367
Net gains on sales of securities	302	—	47	—
Gains on sales of mortgage loans	—	—	370	—
Other income	3,210	2,215	3,179	2,048

Total noninterest income	12,084	10,787	12,142	10,594

Total revenues	$80,955	$10,787	$76,056	$10,594

	Three Months Ended 9/30/2018	Revenue from Contracts in Scope of Topic 606	Three Months Ended 9/30/2017	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Total net interest income	$23,204	$—	$21,353	$—
Noninterest income:
Service charges on deposit accounts	2,137	2,137	2,089	2,089
Lockbox fees	892	892	735	735
Net gains on sales of securities	105	—	47	—
Gains on sales of mortgage loans	—	—	—	—
Other income	1,035	751	1,071	712

Total noninterest income	4,169	3,780	3,942	3,536

Total revenues	$27,373	$3,780	$25,295	$3,536

The following table provides information about receivables with customers.

(dollars in thousands)	September 30, 2018	December 31, 2017
Receivables, which are included in “Other assets”	$1,095	$1,009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At September 30, 2018, the Company had total assets of $4.9 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the nine months ended September 30, 2018, was $26,288,000 or $4.72 per Class A share diluted, an increase of 18.0% compared to net income of $22,276,000, or $4.00 per Class A share diluted, for the same period a year ago.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended September 30,
	2018	2017
Basic EPS – Class A common	$2.09	$1.75
Basic EPS – Class B common	$1.04	$0.87
Diluted EPS – Class A common	$1.72	$1.44
Diluted EPS – Class B common	$1.04	$0.87

	Nine Months Ended September 30,
	2018	2017
Basic EPS – Class A common	$5.73	$4.86
Basic EPS – Class B common	$2.86	$2.43
Diluted EPS – Class A common	$4.72	$4.00
Diluted EPS – Class B common	$2.86	$2.43

Net interest income totaled $68,871,000 for the nine months ended September 30, 2018 compared to $63,914,000 for the same period in 2017. The 7.8% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.24% on a fully taxable equivalent basis in 2017 to 2.19% for the same period in 2018. This was primarily the result of a decrease in the federal corporate tax rate from 34% to 21% as well as the higher prepayment penalties collected during the second quarter of 2017. The decrease in the tax rate results in a lower tax equivalent yield on tax-exempt assets.

The average balances of earning assets increased by 3.8% combined with an average yield increase of 0.24%, resulting in an increase in interest income of $15,637,000. The average balance of interest bearing liabilities increased 2.7% combined with an average yield increase of 0.36%, resulting in an increase in interest expense of $10,680,000.

The trends in the net interest margin are illustrated in the graph below:

The net interest margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets. The margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter of 2017. During 2017, the Company did not see a corresponding increase in short term rates on interest bearing liabilities. The margin decreased for the first, second, and third quarters of 2018 mainly as a result of a decrease in the corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets.

While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses decreased by $440,000 from $1,340,000 for the nine months ended September 30, 2017 to $900,000 for the same period in 2018, primarily as a result of net recoveries of $1,390,000 offset by changes in qualitative factors. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $3,729,000 at September 30, 2018, compared to $1,684,000 at December 31, 2017.

For first nine months of 2018, the Company’s effective income tax rate was 4.6% compared to 5.6% for the same period in 2017. This was primarily the result of a decrease in the federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act, offset somewhat by an increase in taxable income.

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

Financial Condition

Loans

On September 30, 2018, total loans outstanding were $2,261,339,000 up by $85,395,000 from the total on December 31, 2017. At September 30, 2018, commercial real estate loans accounted for 32.3%, commercial and industrial accounted for 34.7%, and residential real estate loans, including home equity loans, accounted for 27.4% of total loans.

Commercial real estate loans decreased slightly to $730,265,000 from $732,491,000 on December 31, 2017 primarily as a result of loan repayments. Commercial and industrial loans increased to $783,960,000 at September 30, 2018 from $763,807,000 at December 31, 2017, primarily as a result of loan originations. Construction loans decreased to $12,434,000 at September 30, 2018 from $18,931,000 on December 31, 2017, primarily as a result of loan repayments and refinancing of existing loans to other loan categories. Residential real estate loans increased to $335,114,000 on September 30, 2018 from $287,731,000 on December 31, 2017, primarily as a result of new loan originations. Home equity loans increased to $283,818,000 on September 30, 2018 from $247,345,000 at December 31, 2017, primarily as a result of a home equity loan promotion. Municipal loans decreased to $94,532,000 from $106,599,000, primarily as a result of payoffs to existing loans.

In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at September 30, 2018 was $28,545,000 as compared to $26,255,000 at December 31, 2017. The level of the allowance for loan losses to total loans was 1.26% at September 30, 2018 and 1.21% at December 31, 2017. The coverage ratio increased by 0.05% mainly as a result of changes in qualitative factors related to general economic factors pertaining to certain industries. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. Overall a general weakening in the outlook was noted resulting in a general increase in the general economic factors. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$492,117	$57,958	$43,106	$593,181
A1 – A3	194,465	995	110,191	305,651
Baa1 – Baa3	—	26,970	119,409	146,379
Ba2	—	6,810	—	6,810

Total	$686,582	$92,733	$272,706	$1,052,021

Credit ratings issued by national organizations are presented in the following table at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$478,905	$62,029	$45,066	$586,000
A1 – A3	195,599	7,635	128,554	331,788
Baa1 – Baa3	—	26,970	122,000	148,970
Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Allowance for loan losses, beginning of period	$27,144	$25,289	$26,255	$24,406
Loans charged off	(89)	(95)	(247)	(292)
Recoveries on loans previously charged-off	1,490	54	1,637	244

Net recoveries (charge-offs)	1,401	(41)	1,390	(48)
Provision charged to expense	—	450	900	1,340

Allowance for loan losses, end of period	$28,545	$25,698	$28,545	$25,698

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30 2018	December 31, 2017
	(dollars in thousands)
Nonaccruing loans	$3,729	$1,684
Total nonperforming assets	$3,729	$1,684
Loans past due 90 days or more and still accruing	$471	$—
Nonaccruing loans as a percentage of total loans	0.16%	0.08%
Nonperforming assets as a percentage of total assets	0.08%	0.04%
Accruing troubled debt restructures	$2,598	$2,749

The increase in nonperforming assets and loans 90 days past due or more and still accruing is primarily the result of residential loans.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $366,503,000 at September 30, 2018, a decrease of 7.4% from December 31, 2017. The portfolio decreased mainly as a result of calls, maturities, sales and scheduled principal payments of securities available-for-sale totaling $139,439,000 for the nine months ended September 30, 2018. They were offset, somewhat, by purchases of $108,871,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.9 years.

At September 30, 2018, 69.7% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $111,234,000 or 30.4% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first nine months of 2018, net unrealized gains on the securities available-for-sale increased to $118,000 from a net unrealized loss of $116,000 at December 31, 2017. This was primarily the result of an increase in the value of floating rate securities and the increase in the value of one obligation which was a states and political subdivisions security.

The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	September 30, 2018	December 31, 2017
	(in thousands)
U.S. Treasury	$1,986	$1,984
U.S. Government Sponsored Enterprises	3,889	—
Small Business Administration	71,124	80,950
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	169,215	225,776
Privately Issued Residential Mortgage-backed Securities	715	892
Obligations issued by States and Political Subdivisions	116,009	82,600
Other Debt Securities	3,565	3,629

Total Securities Available–for-Sale	$366,503	$395,831

The Company realized gross gains of $302,000 from the proceeds of $27,517,000 from the sales of available-for-sale securities for the nine months ended September 30, 2018. The Company realized gross gains of $47,000 from the proceeds of $18,133,000 from the sales of available-for-sales securities for the nine months ended September 30, 2017.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $1,875,752,000 on September 30, 2018, an increase of 10.3% from December 31, 2017. Purchases of securities held-to-maturity totaled $358,824,000 for the nine months ended September 30, 2018. The purchases were offset somewhat, by call, maturities and scheduled principal payments of $187,009,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.5 years. Unrealized losses increased during the year primarily as a result of increases in interest rates.

The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

	September 30, 2018	December 31, 2017
	(in thousands)
U.S. Treasury	$9,903	$—
U.S. Government Sponsored Enterprises	167,968	104,653
SBA Backed Securities	53,576	57,235
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,644,305	1,539,345

Total Securities Held-to-Maturity	$1,875,752	$1,701,233

There were no sales of held-to-maturity securities for the nine months ended September 30, 2018 and September 30, 2017 respectively.

The net unrealized losses on investment securities held-to-maturity was $80,635,000 or 4.3% of the total and $32,406,000 or 1.9% of the total at September 30, 2018 and December 31, 2017, respectively. The unrealized loss on securities held-to-maturity related primarily to the rise in interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired September 30, 2018 and December 31, 2017.

At September 30, 2018 and December 31, 2017, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first nine months of 2018, the FHLBB redeemed $13,619,000 of FHLBB stock and the Company purchased $14,583,000 of FHLBB stock. As of September 30, 2018, no impairment has been recognized.

Equity Securities

At September 30, 2018 equity securities totaled $1,616,000 compared to $1,663,000 at December 31, 2017. Equity securities were reclassified from securities available-for-sale during the first quarter of 2018 and December 31, 2017, respectively. The unrealized gain, of $29,000 on equity securities, at December 31, 2017, was transferred to retained earnings and the change in the unrealized gain for the first nine months of 2018 was classified as other income, in accordance with ASU 2016-1 as previously discussed in Note 10.

Deposits and Borrowed Funds

On September 30, 2018, deposits totaled $3,964,407,000, representing a 1.2% increase from December 31, 2017. Total deposits increased primarily as a result of an increase in money market accounts. This was offset somewhat, by a decrease in savings and NOW, Demand deposits, and Time deposits. Money market accounts increased mainly from municipal deposits. Savings and NOW deposits decreased mainly as a result of decreased municipal deposits. Time deposits decreased primarily as a result of decreased municipal and personal time deposits. Demand deposits decreased mainly as a result of decreased corporate checking balances.

Borrowed funds totaled $513,096,000 at September 30, 2018 compared to $506,768,000 at December 31, 2017. Borrowed funds increased mainly as a result of an increase in short-term FHLBB borrowings, offset, somewhat by a decrease in securities sold under agreements to repurchase.

Stockholders’ Equity

At September 30, 2018, total equity was $286,877,000 compared to $260,297,000 on December 31, 2017. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by an increase in other comprehensive loss, net of taxes and dividends paid. There were reclassifications between retained earnings and other comprehensive loss as a result of both ASU 2018-2 and ASU 2016-1. The reclassifications amounted to $3,812,000 that increased retained earnings and decreased other comprehensive loss. Excluding the reclassifications, in aggregate, other comprehensive loss, net of taxes, decreased as a result of a decrease in unrealized losses on securities available-for-sale, unrealized losses on securities transferred from available-for-sale to held-to-maturity and amortization of the pension liability. The Company’s leverage ratio stood at 7.03% on September 30, 2018, compared to 6.70% at December 31, 2017. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of September 30, 2018, was $51.52 as compared to $46.75 on December 31, 2017.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans (2)
Loans taxable	$1,111,193	$11,974	4.28%	$996,343	$10,007	3.98%
Loans tax-exempt	1,128,742	10,375	3.65%	1,075,118	10,104	3.73%
Securities available-for-sale (5):
Taxable	296,315	1,970	2.66%	335,701	1,560	1.86%
Tax-exempt	113,623	647	2.28%	85,642	353	1.65%
Securities held-to-maturity:
Taxable	1,858,695	11,507	2.48%	1,695,355	9,447	2.23%
Interest-bearing deposits in other banks	117,312	591	2.02%	190,274	607	1.28%

Total interest-earning assets	4,625,880	37,064	3.19%	4,378,433	32,078	2.92%
Non interest-earning assets	227,410			219,310
Allowance for loan losses	(28,204)			(25,562)

Total assets	$4,825,086			$4,572,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$910,975	$1,741	0.76%	$938,137	$1,029	0.44%
Savings accounts	562,133	1,231	0.87%	512,521	698	0.54%
Money market accounts	1,231,693	3,652	1.18%	1,022,148	1,395	0.54%
Time deposits	561,249	2,571	1.82%	594,193	2,095	1.40%

Total interest-bearing deposits	3,266,050	9,195	1.12%	3,066,999	5,217	0.67%
Securities sold under agreements to repurchase	151,605	288	0.75%	183,929	129	0.28%
Other borrowed funds and subordinated debentures	318,829	2,078	2.59%	311,540	1,822	2.32%

Total interest-bearing liabilities	3,736,484	11,561	1.23%	3,562,468	7,168	0.80%

Non-interest-bearing liabilities
Demand deposits	736,622			689,274
Other liabilities	69,724			61,785

Total liabilities	4,542,830			4,313,527

Stockholders’ equity	282,256			258,654
Total liabilities & stockholders’ equity	$4,825,086			$4,572,181

Net interest income on a fully taxable equivalent basis		25,503			24,910
Less taxable equivalent adjustment		(2,299)			(3,557)

Net interest income		$23,204			$21,353

Net interest spread (3)			1.96%			2.12%

Net interest margin (4)			2.19%			2.26%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2018 and 34% for 2017.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans (2)
Loans taxable	$1,076,781	$33,902	4.21%	$967,482	$28,782	3.98%
Loans tax-exempt	1,129,413	30,018	3.55%	1,068,716	29,897	3.74%
Securities available-for-sale (5):
Taxable	317,753	5,719	2.40%	361,400	4,236	1.56%
Tax-exempt	88,269	1,342	2.03%	120,150	1,280	1.42%
Securities held-to-maturity:
Taxable	1,816,745	32,930	2.42%	1,739,189	28,806	2.21%
Interest-bearing deposits in other banks	171,773	2,239	1.74%	177,233	1,349	1.01%

Total interest-earning assets	4,600,734	106,150	3.08%	4,434,170	94,350	2.84%
Non interest-earning assets	227,185			220,194
Allowance for loan losses	(27,235)			(25,089)

Total assets	$4,800,684			$4,629,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$944,879	$4,669	0.66%	$976,215	$2,610	0.36%
Savings accounts	550,585	3,109	0.75%	503,218	1,844	0.49%
Money market accounts	1,208,547	9,039	1.00%	1,100,304	3,903	0.47%
Time deposits	587,742	7,465	1.70%	550,996	5,648	1.37%

Total interest-bearing deposits	3,291,753	24,282	0.99%	3,130,733	14,005	0.60%
Securities sold under agreements to repurchase	149,970	657	0.59%	193,519	352	0.24%
Other borrowed funds and subordinated debentures	298,480	5,793	2.59%	317,180	5,695	2.40%

Total interest-bearing liabilities	3,740,203	30,732	1.10%	3,641,432	20,052	0.74%

Non-interest-bearing liabilities
Demand deposits	718,215			676,655
Other liabilities	69,404			60,274

Total liabilities	4,527,822			4,378,361

Stockholders’ equity	272,862			250,914
Total liabilities & stockholders’ equity	$4,800,684			$4,629,275

Net interest income on a fully taxable equivalent basis		75,418			74,298
Less taxable equivalent adjustment		(6,547)			(10,384)

Net interest income		$68,871			$63,914

Net interest spread (3)			1.99%			2.11%

Net interest margin (4)			2.19%			2.24%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21% for 2018 and 34% for 2017.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017			Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:	(in thousands)
Loans
Taxable	$1,205	$762	$1,967	$3,358	$1,762	$5,120
Tax-exempt	496	(225)	271	1,637	(1,516)	121
Securities available-for-sale
Taxable	(200)	610	410	(562)	2,045	1,483
Tax-exempt	136	158	294	(395)	457	62
Securities held-to-maturity
Taxable	957	1,103	2,060	1,323	2,801	4,124
Interest-bearing deposits in other banks	(286)	270	(16)	(43)	933	890

Total interest income	2,308	2,678	4,986	$5,318	$6,482	$11,800

Interest expense:
Deposits
NOW accounts	(31)	743	712	(86)	2,145	2,059
Savings accounts	73	460	533	187	1,078	1,265
Money market accounts	336	1,921	2,257	418	4,718	5,136
Time deposits	(122)	598	476	395	1,422	1,817

Total interest-bearing deposits	256	3,722	3,978	914	9,363	10,277
Securities sold under agreements to repurchase	(26)	185	159	(94)	399	305
Other borrowed funds and subordinated debentures	43	213	256	(349)	447	98

Total interest expense	273	4,120	4,393	471	10,209	10,680

Change in net interest income	$2,035	$(1,442)	$593	$4,847	$(3,727)	$1,120

Net Interest Income

For the three months ended September 30, 2018, net interest income on a fully taxable equivalent basis totaled $25,503,000 compared to $24,910,000 for the same period in 2017, an increase of $593,000 or 2.4%. This increase in fully tax equivalent net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.26% on a fully taxable equivalent basis in 2017 to 2.19% on the same basis for 2018. This was primarily the result of a decrease in the federal corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. The average balances of earning assets increased by 5.7% combined with an average yield increase of 0.27%, resulting in an increase in interest income of $4,986,000 on fully tax equivalent basis. The average balance of interest bearing liabilities increased 4.9% combined with an average yield increase of 0.43%, resulting in an increase in interest expense of $4,393,000.

For the nine months ended September 30, 2018, net interest income on a fully taxable equivalent basis totaled $75,418,000 compared to $74,298,000 for the same period in 2017, an increase of $1,120,000 or 1.5%. This increase in fully tax equivalent net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.24% on a fully taxable equivalent basis in 2017 to 2.19% on the same basis for 2018. This was primarily the result of a decrease in the federal corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. The average balances of earning assets increased by 3.8% combined with an average yield increase of 0.24%, resulting in an increase in interest income of $11,800,000 on a fully tax equivalent basis. The average balance of interest bearing liabilities increased 2.7% combined with an average yield increase of 0.36%, resulting in an increase in interest expense of $10,680,000.

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

Provision for Loan Losses

For the three months ended September 30, 2018, the loan loss provision was $0 compared to a provision of $450,000 for the same period last year. For the nine months ended September 30, 2018, the loan loss provision was $900,000 compared to a provision of $1,340,000 for the same period last year. The loan loss provision decreased primarily as a result of net recoveries of $1,390,000 offset by changes in qualitative factors and loan growth. Further discussion relating to changes in portfolio composition is discussed in footnote number four.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2018 increased by $227,000 from the same period last year to $4,169,000. This was mainly attributable to an increase in lockbox fees of $157,000, an increase in service charges on deposit accounts of $48,000, and an increase in gains on sales of investments of $58,000. Also, other income decreased by $36,000. Lockbox income increased as a result of an increase in customer accounts. Service charges on deposit accounts increased primarily as a result of an increase in customer activity. Other income decreased primarily as a result of a smaller increase in the cash surrender values of life insurance policies.

Other operating income for the nine months ended September 30, 2018 decreased by $58,000 from the same period last year to $12,084,000. This was mainly attributable to a decrease in net gains on sales of loans of $370,000 and a decrease in lockbox fees of $63,000. This was partially offset by an increase in net gain on sales of securities of $255,000, an increase in service charges on deposit accounts of $89,000, and an increase in other income of $31,000. Other income increased primarily as a result of an increase in wealth management fees, and merchant charge card fees. Also, service charges on deposit accounts increased primarily as a result of an increase in customer activity. Lockbox income decreased as a result of a decrease in customer accounts during the first six months of the year.

For the quarter ended September 30, 2018, operating expenses increased by $1,143,000 or 7.1% to $17,348,000, from the same period last year. This was primarily attributable to an increase in salaries and employee benefits of $637,000, an increase in other expenses of $425,000, an increase in occupancy expenses of $54,000, and an increase in FDIC assessments of $28,000. Equipment expenses remained relatively stable. The increase in salaries and employee benefits was mainly attributable to an increase in salaries associated with merit increases and increased bonus accruals. Other expenses increased primarily as a result of increases in marketing, postage and delivery, and contributions. FDIC assessments increased primarily as a result of increases in balances. Occupancy costs increased primarily as a result of increases in building maintenance costs.

For the nine months ended September 30, 2018, operating expenses increased by $1,381,000 or 2.7% to $52,508,000, from the same period last year. The increase in operating expenses for the period was mainly attributable to an increase of $1,234,000 in salaries and employee benefits, $229,000 in other expenses, and $110,000 in equipment expenses. This was partially offset by decreases in occupancy expense of $84,000 and FDIC assessments of $108,000. Salaries and employee benefits increased mainly as a result of merit increases. Equipment expenses increased mainly as a result of increased depreciation expense. Other expenses increased primarily as a result of increased consulting and software maintenance costs. FDIC assessments decreased primarily as a result of a decrease in the assessment rate. Occupancy costs decreased primarily as a result of decreased rent expense associated with a reduction in rent at certain locations.

Income Taxes

For the third quarter of 2018, the Company’s income tax expense totaled $444,000 on pretax income of $10,025,000 resulting in an effective tax rate of 4.4%. For last year’s corresponding quarter, the Company’s income tax expense totaled $617,000 on pretax income of $8,640,000 resulting in an effective tax rate of 7.1%. The decrease in the effective income tax rate was primarily the result of an increase in tax exempt income, as well as a decrease in the corporate tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act.

For the first nine months of 2018, the Company’s income tax expense totaled $1,259,000 on pretax income of $27,547,000 resulting in an effective tax rate of 4.6%. For last year’s corresponding quarter, the Company’s income tax expense totaled $1,313,000 on pretax income of $23,589,000 resulting in an effective tax rate of 5.6%. The decrease in the effective income tax rate was primarily the result of an increase in tax exempt income, as well as a decrease in the corporate tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act.

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

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the third quarter of 2018 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1

A number of legal claims against the Company arising in the normal course of business were outstanding at September 30, 2018. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On September 7, 2017, Crimson Galeria Limited Partnership, Raj & Raj, LLC, Harvard Square Holdings LLC, and Charles River Holdings LLC (collectively, the “Plaintiffs”) filed suit in the United States District Court for the District of Massachusetts against the Attorney General of the Commonwealth of Massachusetts, the Massachusetts Department of Public Health, the City of Cambridge, the Town of Georgetown, as well as against the Bank, Healthy Pharms, Inc., (“Healthy Pharms”), Timbuktu Real Estate, LLC, Paul Overgaag, Nathaniel Averill, 4Front Advisors, LLC, 4 Front Holdings LLC, Kristopher T. Krane, 3 Brothers Real Estate, LLC, Red Line Management, LLC, unspecified insurance providers to certain Plaintiffs, and Tomolly, Inc., (collectively, the “Defendants”).

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

On August 21, 2018 the Court granted the Plaintiffs leave to file an amended complaint. The Court also granted motions to dismiss as to the Government defendants, while denying the motions to dismiss (without prejudice) from Healthy Pharms (and several associated individuals and entities) and the Company. The Court emphasized that the remaining Defendants are authorized to re-file their motions to dismiss in response to the new allegations in the amended complaint.

The Plaintiffs filed their amended complaint on October 5, 2018, alleging claims under the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. § 1961 et seq., as well as a nuisance claim. The Company’s response is due on November 9, 2018. The Company believes that the claims and allegations against it in the amended complaint are without merit, and it intends to vigorously defend against them.

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

++

As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended September 30 2018, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)