Form 10-K
period 2018-12-31
CENTURY BANCORP INC
filed 2019-03-15
CIK 812348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2018 was $276,823,482.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2019:

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2018 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2018, the Company had total assets of $5.2 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher education institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York.

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

Employees

As of December 31, 2018, the Company had 403 full-time and 57 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

The Company and its subsidiaries are examined by federal and state regulators. The FRB has regulatory authority over holding company activities and performed a review of the Company and its subsidiaries as of September 2017.

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

In addition, the D-F Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The federal banking agencies have issued notices of proposed rulemaking to make certain amendments to the Rule to simply and tailor compliance requirements and to conform the Rule to the EGRRCPA (discussed below).

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, became law. This is arguably the most significant financial institution legislation since the D-F Act. The EGRRCPA changes certain of the regulatory requirements of the D-F Act and includes provisions intended to relieve the regulatory burden on “community banks.” Among other things, for qualifying community banks with less than $10 billion in total consolidated assets, the EGRRCPA contains a safe harbor from the D-F Act “ability to repay” mortgage requirements, an exemption from the Volcker Rule, may permit filing of simplified Call Reports, and potentially will result in some alleviation of the D-F Act and U.S. Basel III capital mandates. The EGRRCPA requires the federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%. The federal banking agencies jointly issued a notice of proposed rulemaking which would set the minimum ratio at 9%. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements including the capital ratio requirements that are required to be considered well capitalized under Section 38 of Federal Deposit Insurance Act.

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

In December 2018, the FDIC issued a final rule to implement the EGRRCPA providing a limited exception for a capped amount of reciprocal deposits from treatment as brokered deposits for qualifying institutions.

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

(iv) at December 31, 2018, approximately 66.2% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

(v) at December 31, 2018, approximately 28.0% of the Company’s loan portfolio was comprised of residential real estate and home equity loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

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

(vii) writedown of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2018, our goodwill and other identifiable intangible assets were approximately $2.7 million;

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

(xi) in the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our results of operations and competitive position;

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 26 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2019 to 2028. The Company believes that its banking offices are in good condition.

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

On November 13, 2018, the complaint was dismissed with prejudice, effectively barring the plaintiff from ever rebringing the case against the Bank.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  The Class A Common Stock of the Company is traded on the NASDAQ National Global Market under the symbol “CNBKA.” The Company’s Class B Common Stock is not traded on any national securities exchange or other public trading market.

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

(b)  Approximate number of equity security holders as of December 31, 2018:

Title of Class	Approximate Number of Record Holders

Class A Common Stock	893
Class B Common Stock	157

(c)  The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2018:

	Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Planes (Excluding Shares Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	$—	233,934

Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	233,934

(d)  The performance graph information required herein is shown on page 14.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 12 through 14.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 15 through 38.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on pages 35 and 36.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 39 through 98.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no changes that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting.

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

Management’s report on internal control over financial reporting is shown on page 102. The audit report of the registered public accounting firm is shown on page 100.

ITEM 9B.	OTHER INFORMATION

None.

FINANCIAL STATEMENTS

Financial Highlights

	2018	2017	2016	2015	2014
(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$137,056	$113,436	$96,699	$90,093	$85,371
Interest expense	44,480	27,820	22,617	20,134	19,136

Net interest income	92,576	85,616	74,082	69,959	66,235
Provision for loan losses	1,350	1,790	1,375	200	2,050

Net interest income after provision for loan losses	91,226	83,826	72,707	69,759	64,185
Other operating income	16,248	16,552	16,222	15,993	15,271
Operating expenses	69,693	67,119	64,757	62,198	56,730

Income before income taxes	37,781	33,259	24,172	23,554	22,726
Provision for income taxes	1,568	10,958	(362)	533	866

Net income	$36,213	$22,301	$24,534	$23,021	$21,860

Core earnings — Non-GAAP(1)	$36,213	$30,749	$24,534	$23,021	$21,860

Average shares outstanding Class A, basic	3,608,179	3,604,029	3,600,729	3,600,729	3,591,732
Average shares outstanding Class B, basic	1,959,730	1,963,880	1,967,180	1,967,180	1,969,030
Average shares outstanding Class A, diluted	5,567,909	5,567,909	5,567,909	5,567,909	5,562,209
Average shares outstanding Class B, diluted	1,959,730	1,963,880	1,967,180	1,967,180	1,969,030
Total shares outstanding at year-end	5,567,909	5,567,909	5,567,909	5,567,909	5,567,909
Earnings per share:
Basic, Class A	$7.89	$4.86	$5.35	$5.02	$4.78
Basic, Class B	$3.95	$2.43	$2.68	$2.51	$2.39
Diluted, Class A	$6.50	$4.01	$4.41	$4.13	$3.93
Diluted, Class B	$3.95	$2.43	$2.68	$2.51	$2.39
Dividend payout ratio — Non-GAAP(1)	6.1%	9.9%	9.0%	9.6%	10.0%
AT YEAR-END
Assets	$5,163,935	$4,785,572	$4,462,608	$3,947,441	$3,624,036
Loans	2,285,578	2,175,944	1,923,933	1,731,536	1,331,366
Deposits	4,406,964	3,916,967	3,653,218	3,075,060	2,737,591
Stockholders’ equity	300,439	260,297	240,041	214,544	192,500
Book value per share	$53.96	$46.75	$43.11	$38.53	$34.57
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.74%	0.48%	0.57%	0.59%	0.61%
Return on average stockholders’ equity	13.05%	8.75%	10.80%	11.26%	11.57%
Net interest margin, taxable equivalent	2.18%	2.25%	2.12%	2.18%	2.22%
Net (recoveries) charge-offs as a percent of average loans	(0.04)%	0.00%	0.00%	(0.04)%	0.05%
Average stockholders’ equity to average assets	5.71%	5.50%	5.29%	5.25%	5.27%
Efficiency ratio — Non-GAAP(1)	59.2%	57.8%	62.7%	64.1%	62.0%

Financial Highlights — (Continued)

(1)	Non-GAAP Financial Measures are reconciled in the following tables:

	2018	2017	2016	2015	2014
Calculation of Efficiency Ratio:
Total Operating Expenses (numerator)	$69,693	$67,119	$64,757	$62,198	$56,730

Net Interest Income	92,576	85,616	74,082	69,959	66,235
Total Other Operating Income	16,248	16,552	16,222	15,993	15,271
Tax Equivalent Adjustment	8,854	13,979	12,917	11,140	10,033

Total Income (denominator)	$117,678	$116,147	$103,221	$97,092	$91,539

Efficiency Ratio, Year — Non-GAAP	59.2%	57.8%	62.7%	64.1%	62.0%

	2018	2017	2016	2015	2014
Calculation of Dividend Payout Ratio:
Dividends Paid (numerator)	$2,203	$2,200	$2,201	$2,200	$2,196

Net Income (denominator)	$36,213	$22,301	$24,534	$23,021	$21,860

Dividend Payout Ratio — Non-GAAP	6.1%	9.9%	9.0%	9.6%	10.0%

	2018	2017	2016	2015	2014
Calculation of core earnings:
Net Income	$36,213	$22,301	$24,534	$23,021	$21,860

Add: Deferred Tax Remeasurement Charge	—	8,448	—	—	—

Core earnings — Non-GAAP	$36,213	$30,749	$24,534	$23,021	$21,860

Financial Highlights — (Continued)

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2013 to December 31, 2018 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2013 at:	2014	2015	2016	2017	2018
Century Bancorp, Inc.	$122.10	$134.02	$186.98	$245.54	$213.92
NASDAQ Banks	111.83	114.30	144.63	171.24	143.15
NASDAQ U.S.	114.75	122.74	133.62	173.22	168.30

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2013 and that all dividends were reinvested.

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

In addition, the D-F Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December, 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The federal banking agencies have issued notices of proposed rulemaking to make certain amendments to the Rule to simplify and tailor compliance requirements and to conform the Rule to the EGRRCPA (discussed below).

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, became law. This is arguably the most significant financial institution legislation since the D-F Act. The EGRRCPA changes certain of the regulatory requirements of the D-F Act and includes provisions intended to relieve the regulatory burden on “community banks.” Among other things, for qualifying community banks with less than $10 billion in total consolidated assets, the EGRRCPA contains a safe harbor from the D-F Act “ability to repay” mortgage requirements, an exemption from the Volcker Rule, may permit filing of simplified Call Reports, and potentially will result in some alleviation of the D-F Act and U.S. Basel III capital mandates. The EGRRCPA requires the federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%. The federal banking agencies jointly issued a notice of proposed rulemaking which would set the minimum ratio at 9%. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements including the capital ratio requirements that are required to be considered well capitalized under Section 38 of Federal Deposit Insurance Act.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2018, the Company had total assets of $5.2 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher education institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

The Company had net income of $36,213,000 for the year ended December 31, 2018, compared with net income of $22,301,000 for the year ended December 31, 2017, and net income of $24,534,000 for the year ended December 31, 2016. Class A diluted earnings per share were $6.50 in 2018 compared to $4.01 in 2017 and compared to $4.41 in 2016.

During 2017, the Company’s earnings were negatively impacted by a reduction in the value of its net deferred tax asset resulting in a charge of $8.4 million to income tax expense. This was the result of the enactment of the Tax Act on December 22, 2017, which lowered the Company’s federal tax rate from 34% to 21%. During 2018 and 2017, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets. During 2016, the U.S. economy experienced a low short-term rate environment. The lower short-term rates negatively impacted the net interest margin as the rate at which short-term deposits could be invested declined more than the rates offered on those deposits.

Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2018	2017	2016
Basic EPS – Class A common	$7.89	$4.86	$5.35
Basic EPS – Class B common	$3.95	$2.43	$2.68
Diluted EPS – Class A common	$6.50	$4.01	$4.41
Diluted EPS – Class B common	$3.95	$2.43	$2.68

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

The net interest margin decreased during the second, third, and fourth quarters of 2016 primarily as a result of a decrease in rates on earning assets. The margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter of 2017. During 2017, the Company did not see a corresponding increase in short term rates on interest bearing liabilities. The margin

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

decreased for 2018 mainly as a result of a decrease in the corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. During the fourth quarter of 2018, the Company increased its interest-bearing deposits. These deposits increased net interest income, but decreased the net interest margin. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

Historical U.S. Treasury Yield Curve

A yield curve typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. During 2017 and 2018, short-term rates increased more than longer-term rates resulting in a flattening of the yield curve. This flattening of the yield curve became more pronounced during 2017 and 2018.

Total assets were $5,163,935,000 at December 31, 2018, an increase of 7.9% from total assets of $4,785,572,000 at December 31, 2017.

On December 31, 2018, stockholders’ equity totaled $300,439,000, compared with $260,297,000 on December 31, 2017. Book value per share increased to $53.96 at December 31, 2018, from $46.75 on December 31, 2017.

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

During 2017 and 2018, the Company further enhanced its methodology to the allowance for loan losses by including additional metrics for qualitative factors on certain loan portfolios. Further enhancements and refinements include adding qualitative factors to certain loan portfolios to enhance granularity. The Company also updated and added data sources to measure present and forecasted economic conditions. Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

FINANCIAL CONDITION

Investment Securities

The Company’s securities portfolio consists of securities available-for-sale (“AFS”), securities held-to-maturity (“HTM”), and equity securities.

Securities available-for-sale consist of certain U.S. Treasury, U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprise mortgage-backed securities; state, county and municipal securities; privately issued mortgage-backed securities; and other debt securities.

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2018 totaled $336,759,000 and included gross unrealized gains of $635,000 and gross unrealized losses of $627,000. A year earlier, the fair value of securities available-for-sale was $395,830,000 including gross unrealized gains of $673,000 and gross unrealized losses of $790,000. In 2018, the Company recognized gains of $302,000 on the sale of available-for-sale securities. In 2017 and 2016, the Company recognized gains of $47,000 and $52,000, respectively.

Securities classified as held-to-maturity consist of U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprise mortgage-backed securities. Securities held-to-maturity as of December 31, 2018 are carried at their amortized cost of $2,046,647,000. A year earlier, securities held-to-maturity totaled $1,701,233,000. In 2018, 2017, and 2016, the company recognized gains of $0 and $0, and $12,000 respectively, on the sale of held-to-maturity securities. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment.

Equity securities are reported at fair value with unrealized gains and losses included in earnings. The fair value of equity securities at December 31, 2018 and December 31, 2017, amounted to $1,596,000 and $1,663,000, respectively.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

	2018		2017		2016
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)

U.S. Treasury	$1,992	0.6%	$1,984	0.5%	$2,000	0.4%

U.S. Government Sponsored Enterprises	3,915	1.2%	—	0.0%	24,952	5.0%

SBA Backed Securities	70,194	20.9%	80,950	20.5%	57,767	11.6%

U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	162,890	48.4%	225,775	57.0%	243,325	48.9%

Privately Issued Residential Mortgage-Backed Securities	672	0.2%	892	0.2%	1,109	0.2%

Obligations Issued by States and Political Subdivisions	93,503	27.7%	82,600	20.9%	164,876	33.2%

Other Debt Securities	3,593	1.0%	3,629	0.9%	3,569	0.7%

Total	$336,759	100.0%	$395,830	100.0%	$497,598	100.0%

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

The increase in SBA Backed Securities in 2017 was primarily the result of an increased investment return combined with a lower risk rating in these types of securities. The decrease in Obligations Issued by States and Political Subdivisions was primarily the result of increased competition in the bidding process for these types of securities.

Securities available-for-sale totaling $88,728,000, or 1.7% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally municipal securities with no readily determinable fair value. The Company also utilizes internal pricing analysis on various municipal securities using market rates on comparable securities. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

	2018		2017		2016
At December 31,	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)

U.S. Treasury	$9,960	0.5%	$—	0.0%	$—	0.0%

U.S. Government Sponsored Enterprises	234,228	11.5%	104,653	6.2%	148,326	9.0%

SBA Backed Securities	52,051	2.5%	57,235	3.4%	46,140	2.8%

U.S. Government Sponsored Enterprise Mortgage-Backed Securities	1,750,408	85.5%	1,539,345	90.4%	1,459,520	88.2%

Total	$2,046,647	100.0%	$1,701,233	100.0%	$1,653,986	100.0%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)

U.S. Treasury	$1,992	0.6%	1.28%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%	$1,992	0.6%	1.28%

U.S. Government Sponsored Enterprises	—	0.0%	0.00%	3,915	1.2%	2.27%	—	0.0%	0.00%	—	0.0%	0.00%	3,915	1.2%	2.27%

SBA Backed Securities	132	0.1%	2.12%	42,310	12.6%	2.73%	13,574	4.0%	2.92%	14,178	4.2%	2.89%	70,194	20.9%	2.80%

U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	1,227	0.4%	2.81%	35,648	10.6%	2.97%	121,507	36.0%	2.99%	4,508	1.4%	3.13%	162,890	48.4%	2.98%

Privately Issued Residential Mortgage-Backed Securities	672	0.2%	2.30%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	672	0.2%	2.30%

Obligations of States and Political Subdivisions	88,095	26.1%	2.62%	483	0.1%	3.75%	150	0.1%	4.04%	4,775	1.4%	3.68%	93,503	27.7%	2.68%

Other Debt Securities	800	0.2%	2.79%	756	0.2%	2.32%	1,013	0.3%	6.00%	1,024	0.3%	6.00%	3,593	1.0%	4.47%

Total	$92,918	27.6%	2.59%	$83,112	24.7%	2.81%	$136,244	40.4%	3.00%	$24,485	7.3%	3.22%	$336,759	100.0%	2.86%

Amortized Cost of Securities Held-to-Maturity Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)

U.S. Treasury	$9,960	0.5%	2.28%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%	$9,960	0.5%	2.28%

U.S. Government Sponsored Enterprises	24,915	1.2%	2.11%	209,313	10.2%	2.71%	—	0.0%	0.00%	—	0.0%	0.00%	234,228	11.4%	2.64%

SBA Backed Securities	—	0.0%	0.00%	52,051	2.5%	2.28%	—	0.0%	0.00%	—	0.0%	0.00%	52,051	2.5%	2.28%

U.S. Government Sponsored Enterprise Mortgage-Backed Securities	6,279	0.3%	2.21%	1,229,590	60.1%	2.63%	506,654	24.8%	2.54%	7,885	0.4%	2.92%	1,750,408	85.6%	2.60%

Total	$41,154	2.0%	2.17%	$1,490,954	72.8%	2.63%	$506,654	24.8%	2.54%	$7,885	0.4%	2.92%	$2,046,647	100.0%	2.60%

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

At December 31, 2018 and 2017, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2018, sales of securities totaling $27,517,000 in gross proceeds resulted in a net realized gain of $302,000. In 2017, sales of securities totaling $18,180,000 in gross proceeds resulted in a net realized gain of $47,000. There were no sales of state, county or municipal securities during 2018 and 2017.

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

The following summary shows the composition of the loan portfolio at the dates indicated.

	2018		2017		2016		2015		2014
December 31,	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(dollars in thousands)

Construction and land development	$13,628	0.6%	$18,931	0.9%	$14,928	0.8%	$27,421	1.6%	$22,744	1.7%

Commercial and industrial	761,625	33.3%	763,807	35.1%	612,503	31.8%	452,235	26.1%	149,732	11.2%

Municipal	97,290	4.3%	106,599	4.9%	135,418	7.0%	85,685	4.9%	41,850	3.1%

Commercial real estate	750,362	32.8%	732,491	33.7%	696,173	36.2%	721,506	41.7%	696,272	52.3%

Residential real estate	348,250	15.2%	287,731	13.2%	241,357	12.5%	255,346	14.7%	257,305	19.3%

Consumer	21,359	0.9%	18,458	0.8%	11,013	0.6%	10,744	0.6%	10,925	0.8%

Home equity	292,340	12.9%	247,345	11.4%	211,857	11.0%	178,020	10.3%	151,275	11.4%

Overdrafts	724	0.0%	582	0.0%	684	0.1%	579	0.1%	1,263	0.2%

Total	$2,285,578	100.0%	$2,175,944	100.0%	$1,923,933	100.0%	$1,731,536	100.0%	$1,331,366	100.0%

At December 31, 2018, 2017, 2016, 2015 and 2014, loans were carried net of (premiums) discounts of $(364,000), $46,000, $313,000, $360,000 and $407,000, respectively. Net deferred loan fees of $496,000, $588,000, $641,000, $988,000 and $908,000 were carried in 2018, 2017, 2016, 2015 and 2014, respectively.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2018. The table excludes loans secured by 1–4 family residential real estate, loans for household and family personal expenditures, and municipal loans. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

Remaining Maturities of Selected Loans at December 31, 2018

	One Year or Less	One to Five Years	Over Five Years	Total
(dollars in thousands)

Construction and land development	$—	$—	$13,628	$13,628

Commercial and industrial	36,546	44,682	680,397	761,625

Commercial real estate	21,342	102,411	626,609	750,362

Total	$57,888	$147,093	$1,320,634	$1,525,615

The following table indicates the rate variability of the above loans due after one year.

December 31, 2018	One to Five Years	Over Five Years	Total
(dollars in thousands)

Predetermined interest rates	$94,201	$334,753	$428,954

Floating or adjustable interest rates	52,892	985,881	1,038,773

Total	$147,093	$1,320,634	$1,467,727

The Company’s commercial and industrial (“C&I”) loan customers include large healthcare and higher education institutions. During 2017, the Company increased its lending activities to these types of organizations. This increase may expose the Company to concentration risks inherent in financings based upon analysis of credit risk, the value of underlying collateral, and other more intangible factors, which are considered in originating commercial loans. The percentage of these types of organizations to total C&I loans has decreased to 86% at December 31, 2018, compared to 87% at December 31, 2017.

C&I loan customers also include various small and middle-market established businesses involved in manufacturing, distribution, retailing and services. Most clients are privately owned with markets that range from local to national in scope. Many of the loans to this segment are secured by liens on corporate assets and the personal guarantees of the principals. The regional economic strength or weakness impacts the relative risks in this loan category. There is little concentration in any one business sector, and loan risks are generally diversified among many borrowers.

Commercial real estate loans are extended to educational institutions, hospitals and other non-profit organizations. Loans are normally extended in amounts up to a maximum of 80% of appraised value and normally for terms between three and thirty years. Also included in commercial real estate loans are loans extended to finance various manufacturing, warehouse, light industrial, office, retail and residential properties in the Bank’s market area, which generally includes Massachusetts, New Hampshire, and Rhode Island.

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

Municipal loans customers include loans to municipalities or related interests, primarily for infrastructure projects. The Company had increased its lending activities to municipalities through 2016. Municipal loans decreased during 2017 and 2018 as a result of loan payoffs.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $41,726,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2018, the Company was obligated to advance a total of $28,746,000 to complete projects under construction.

The composition of nonperforming assets is as follows:

December 31,	2018	2017	2016	2015	2014
(dollars in thousands)

Total nonperforming loans	$1,313	$1,684	$1,084	$2,336	$4,146

Other real estate owned	2,225	—	—	—	—

Total nonperforming assets	$3,538	$1,684	$1,084	$2,336	$4,146

Accruing troubled debt restructured loans	$2,559	$2,749	$3,526	$2,893	$3,296

Loans past due 90 and still accruing	—	—	—	—	—

Nonperforming loans as a percent of gross loans	0.15%	0.08%	0.06%	0.13%	0.31%

Nonperforming assets as a percent of total assets	0.07%	0.04%	0.02%	0.06%	0.11%

The composition of impaired loans is as follows:

	2018	2017	2016	2015	2014

Residential real estate, multi-family	$—	$4,212	$198	$916	$962

Home equity	—	—	—	90	92

Commercial real estate	2,650	2,554	3,149	1,678	4,318

Construction and land development	—	—	94	98	103

Commercial and industrial	401	348	389	443	852

Total impaired loans	$3,051	$7,114	$3,830	$3,225	$6,327

At December 31, 2018, 2017, 2016, 2015 and 2014 impaired loans had specific reserves of $145,000, $164,000, $173,000, $250,000 and $904,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $209,160,000, $229,533,000, $229,730,000, $185,299,000 and $143,696,000 at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. The Company had no loans held for sale at December 31, 2018, 2017, 2016, 2015 and 2014.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $1,226,000 at December 31, 2018, $1,525,000 at December 31, 2017, $1,629,000 at December 31, 2016, $1,305,000 at December 31, 2015 and $941,000 at December 31, 2014.

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

Nonaccrual loans remained relatively stable from 2016 through 2018. Nonaccrual loans decreased during 2016, primarily as a result of a decrease in home equity and residential real estate nonperforming loans. Nonaccrual loans decreased during 2015 primarily due to the sale and partial charge-off of the property securing a large commercial real estate loan subsequent to foreclosure.

The Company continues to monitor closely $31,728,000 and $37,184,000 at December 31, 2018 and 2017, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2018, although such values may fluctuate with changes in the economy and the real estate market. The decrease is primarily attributable to two loan relationships secured by real estate.

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

Year Ended December 31,	2018	2017	2016	2015	2014
(dollars in thousands)

Year-end loans outstanding (net of unearned discount and deferred loan fees)	$2,285,578	$2,175,944	$1,923,933	$1,731,536	$1,331,366

Average loans outstanding (net of unearned discount and deferred loan fees)	$2,222,946	$2,059,797	$1,838,136	$1,507,546	$1,307,888

Balance of allowance for loan losses at the beginning of year	$26,255	$24,406	$23,075	$22,318	$20,941

Loans charged-off:

Commercial and industrial	67	49	—	—	333

Construction	—	—	—	172	500

Commercial real estate	—	—	—	298	—

Residential real estate	450	—	27	—	24

Consumer	316	341	362	311	525

Total loans charged-off	833	390	389	781	1,382

Recovery of loans previously charged-off:

Commercial and industrial	57	110	132	212	201

Construction	1,436	—	—	780	—

Real estate	75	84	6	91	117

Consumer	203	255	296	255	391

Total recoveries of loans previously charged-off:	1,771	449	434	1,338	709

Net loan (recoveries) charge-offs	(938)	(59)	(45)	(557)	673

Provision charged to operating expense	1,350	1,790	1,375	200	2,050

Reclassification to other liabilities	—	—	(89)	—	—

Balance at end of year	$28,543	$26,255	$24,406	$23,075	$22,318

Ratio of net (recoveries) charge-offs during the year to average loans outstanding	(0.04)%	0.00%	0.00%	(0.04)%	0.05%

Ratio of allowance for loan losses to loans outstanding	1.25%	1.21%	1.27%	1.33%	1.68%

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The level of the charge-offs

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs declined in 2015 and 2016 as a result of the overall decrease in the level of nonaccrual loans. Charge-offs increased in 2018 primarily as a result of one residential real estate loan. The dollar amount of the allowance for loan losses increased primarily as a result of an increase in loan balances offset, somewhat, by lower historical loss factors.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loan types as a percentage of the overall portfolio, has resulted in a decrease in the ratio of allowance for loan losses to total loans for 2015. For 2016 and 2017, the change in the ratio of the allowance for loan losses to loans outstanding, was primarily due to changes in portfolio composition, lower historical loss rates, and qualitative factor adjustments. For 2018, the ratio increased, primarily as a result of changes in qualitative factors related to general economic factors pertaining to certain industries.

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

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)

Credit Rating:

Aaa-Aa3	$491,247	$54,105	$42,790	$588,142

A1-A3	172,472	7,605	151,381	331,458

Baa1-Baa3	—	26,970	118,197	145,167

Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)

Credit Rating:

Aaa-Aa3	$478,905	$62,029	$45,066	$586,000

A1-A3	195,599	7,635	128,554	331,788

Baa1-Baa3	—	26,970	122,000	148,970

Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

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

	2018		2017		2016		2015		2014
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)

Construction and land development	$1,092	0.6%	$1,645	0.9%	$1,012	0.8%	$2,041	1.6%	$1,592	1.7%

Commercial and industrial	10,998	33.3%	9,651	35.1%	6,972	31.8%	5,899	26.1%	4,757	11.2%

Municipal	1,838	4.3%	1,720	4.9%	1,612	7.1%	994	4.9%	1,488	3.1%

Commercial real estate	10,663	32.8%	9,728	33.7%	11,135	36.2%	10,589	41.7%	11,199	52.3%

Residential real estate	2,190	15.2%	1,873	13.2%	1,698	12.5%	1,320	14.7%	776	19.3%

Consumer and other	365	0.9%	373	0.8%	582	0.6%	644	0.7%	810	1.0%

Home equity	1,111	12.9%	989	11.4%	1,102	11.0%	1,077	10.3%	599	11.4%

Unallocated	286		276		293		511		1,097

Total	$28,543	100.0%	$26,255	100.0%	$24,406	100.0%	$23,075	100.0%	$22,318	100.0%

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)

Demand Deposits	$753,604	18.5%	$687,853	18.0%	$609,159	17.8%

Savings and Interest Checking	1,514,259	37.1%	1,457,872	38.2%	1,322,714	38.6%

Money Market	1,230,010	30.2%	1,105,072	28.9%	1,041,404	30.4%

Time Certificates of Deposit	577,975	14.2%	566,940	14.9%	452,562	13.2%

Total	$4,075,848	100.0%	$3,817,737	100.0%	$3,425,839	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

	2018	2017
(dollars in thousands)

Three months or less	$141,500	$107,649

Three months through six months	110,189	137,260

Six months through twelve months	100,446	123,468

Over twelve months	107,182	135,426

Total	$459,317	$503,803

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $202,378,000, a decrease of $145,400,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2018, was approximately $508,861,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, including related interest rates and other information.

Subordinated Debentures

In December 2004, the Company consummated the sale of a Trust Preferred Securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary, Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 4.66% at December 31, 2018. The Company is using the proceeds primarily for general business purposes.

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $154,240,000, a decrease of $4,750,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including related interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 1.8% in 2018 to $101,430,000, compared with $99,595,000 in 2017. The increase in net interest income for 2018 was mainly due to a 5.1% increase in the average balances of earning assets, combined with a similar increase in deposits. The increase in net interest income for 2017 was mainly due to an 8.1% increase in the average balances of earning assets, combined with a similar increase in deposits. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.18% in 2018 and increased to 2.25% in 2017 from 2.12% in 2016. The decrease in the net interest margin for 2018 was primarily the result of a decrease in the federal corporate tax rate from 34% to 21% as well as lower prepayment penalties collected during 2018. The decrease in the tax rate results in a lower tax equivalent yield on tax-exempt assets. The increase in the net interest margin for 2017 was primarily attributable to an increase in rates on earning assets and prepayment penalties collected. The Company collected approximately $39,000, $907,000 and $416,000, respectively, of prepayment penalties, which are included in interest income on loans, for 2018, 2017 and 2016, respectively.

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

	2018			2017			2016
Year Ended December 31,	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(2)	Rate Earned/ Paid(2)	Average Balance	Interest Income/ Expense(2)	Rate Earned/ Paid(2)
(dollars in thousands)

ASSETS
Interest-earning assets:
Loans(3)

Taxable	$1,102,390	$46,615	4.23%	$978,593	$39,103	4.00%	$866,180	$34,324	3.96%

Tax-exempt	1,120,556	40,439	3.61%	1,081,204	40,420	3.74%	971,956	35,943	3.70%
Securities available-for-sale:(4)

Taxable	310,071	7,864	2.54%	354,918	5,859	1.65%	349,023	3,969	1.14%

Tax-exempt	90,027	1,938	2.15%	106,717	1,588	1.49%	149,631	1,465	0.98%

Securities held-to-maturity:

Taxable	1,854,328	45,556	2.46%	1,725,280	38,348	2.22%	1,533,032	32,679	2.13%

Interest-bearing deposits in other banks	183,903	3,498	1.90%	189,193	2,097	1.11%	235,339	1,236	0.53%

Total interest-earning assets	4,661,275	145,910	3.13%	4,435,905	127,415	2.87%	4,105,161	109,616	2.67%
Noninterest-earning assets	229,244			221,628			210,203
Allowance for loan losses	(27,531)			(25,329)			(23,872)

Total assets	$4,862,988			$4,632,204			$4,291,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing deposits:

NOW accounts	$926,143	$6,579	0.71%	$949,924	$3,669	0.39%	$904,892	$2,311	0.26%

Savings accounts	588,116	5,178	0.88%	507,948	2,627	0.52%	417,822	1,709	0.41%

Money market accounts	1,230,010	13,922	1.13%	1,105,071	5,626	0.51%	1,041,404	3,542	0.34%

Time deposits	577,975	10,208	1.77%	566,941	7,919	1.40%	452,562	5,706	1.26%

Total interest-bearing deposits	3,322,244	35,887	1.08%	3,129,884	19,841	0.63%	2,816,680	13,268	0.47%
Securities sold under agreements to repurchase	147,944	976	0.66%	189,684	496	0.26%	222,956	472	0.21%
Other borrowed funds and subordinated debentures	291,674	7,617	2.61%	309,102	7,483	2.42%	357,974	8,877	2.48%

Total interest-bearing liabilities	3,761,862	44,480	1.18%	3,628,670	27,820	0.77%	3,397,610	22,617	0.67%
Noninterest-bearing liabilities

Demand deposits	753,604			687,853			609,159
Other liabilities	70,020			60,925			57,602

Total liabilities	4,585,486			4,377,448			4,064,371

Stockholders’ equity	277,502			254,756			227,121

Total liabilities and stockholders’ equity	$4,862,988			$4,632,204			$4,291,492

Net interest income on a fully taxable equivalent basis		$101,430			$99,595			$86,999

Less taxable equivalent adjustment		(8,854)			(13,979)			(12,917)

Net interest income		$92,576			$85,616			$74,082

Net interest spread			1.95%			2.11%			2.00%

Net interest margin			2.18%			2.25%			2.12%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

(3)	Nonaccrual loans are included in average amounts outstanding.
(4)	At amortized cost.

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

	2018 Compared with 2017 Increase/(Decrease) Due to Change in			2017 Compared with 2016 Increase/(Decrease) Due to Change in
Year Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)

Interest income:

Loans

Taxable	$5,144	$2,368	$7,512	$4,490	$289	$4,779

Tax-exempt	1,445	(1,426)	19	4,080	397	4,477

Securities available-for-sale:

Taxable	(816)	2,821	2,005	68	1,822	1,890

Tax-exempt	(277)	627	350	(498)	621	123

Securities held-to-maturity:

Taxable	2,994	4,214	7,208	4,229	1,440	5,669

Interest-bearing deposits in other banks	(61)	1,462	1,401	(283)	1,144	861

Total interest income	8,429	10,066	18,495	12,086	5,713	17,799

Interest expense:

Deposits:

NOW accounts	(94)	3,004	2,910	120	1,238	1,358

Savings accounts	468	2,083	2,551	412	506	918

Money market accounts	702	7,594	8,296	228	1,856	2,084

Time deposits	157	2,132	2,289	1,551	662	2,213

Total interest-bearing deposits	1,233	14,813	16,046	2,311	4,262	6,573

Securities sold under agreements to repurchase	(130)	610	480	(77)	101	24

Other borrowed funds and subordinated debentures	(437)	571	134	(1,187)	(207)	(1,394)

Total interest expense	666	15,994	16,660	1,047	4,156	5,203

Change in net interest income	$7,763	$(5,928)	$1,835	$11,039	$1,557	$12,596

Average earning assets were $4,661,275,000 in 2018, an increase of $225,370,000 or 5.1% from the average in 2017, which was 8.1% higher than the average in 2016. Total average securities, including securities available-for-sale and securities held-to-maturity, were $2,254,426,000, an increase of 3.1% from the average in 2017. The increase in securities volume was mainly attributable to an increase in taxable securities held-to-maturity. An increase in securities volume and short term rates resulted in higher securities income,

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

which increased 20.9% to $55,358,000 on a fully tax equivalent basis. Total average loans increased 7.9% to $2,222,946,000 after increasing $221,661,000 in 2017. The primary reason for the increase in loans was due in large part to an increase in taxable residential mortgage and commercial lending and tax-exempt lending. The increase in loan volume resulted in higher loan income. Loan income increased by 9.5% or $7,531,000 to $87,054,000 in 2018 compared to 2017. This was mainly the result of an increase in average balances. Loan income also benefited from an increase in rates. Also, there was a decrease in rates earned on tax exempt lending. This was primarily attributable to the decrease in the federal tax rate which lowers the tax equivalent yield. Total loan income was $70,267,000 in 2016.

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 6.8%, or $258,111,000, in 2018 after increasing by 11.4%, or $391,898,000, in 2017. Deposits increased in 2018, primarily as a result of increases in time deposits, savings, demand deposits, and money market accounts. Deposits increased in 2017, primarily as a result of increases in time deposits, savings, demand deposits, money market, and NOW accounts. Borrowed funds and subordinated debentures decreased by 11.9% in 2018, following a decrease of 14.1% in 2017. The majority of the Company’s borrowed funds are borrowings from the FHLBB and retail repurchase agreements. Average borrowings from the FHLBB decreased by approximately $17,428,000, and average retail repurchase agreements decreased by $41,740,000 in 2018. Interest expense totaled $44,480,000 in 2018, an increase of $16,660,000, or 59.9%, from 2017 when interest expense increased 23.0% from 2016. The increase in interest expense, for 2018, is primarily due to increases in the rates on deposits as well as an increase in average balances of deposits. The increase in interest expense, for 2017, is primarily due to increases in the rates on deposits as well as an increase in average balances of deposits offset, somewhat, by a decrease in borrowed funds.

Provision for Loan Losses

The provision for loan losses was $1,350,000 in 2018, compared with $1,790,000 in 2017 and $1,375,000 in 2016. These provisions are the result of management’s evaluation of the amounts and credit quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses decreased during 2018, primarily as a result of net recoveries of $938,000 offset by changes in qualitative factors. The provision for loan losses increased during 2017, primarily as a result of an increase in loan balances offset, somewhat, by changes in historical loss factors.

Other Operating Income

During 2018, the Company continued to experience strong results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

Under the lockbox program, which is not tied to extensions of credit by the Company, the Company’s customers arrange for payments of their accounts receivable to be made directly to the Company. The Company records the amounts paid to its customers, deposits the funds to the customer’s account and provides automated records of the transactions to customers. Typical customers for the lockbox service are municipalities that use it to automate tax collections, cable TV companies, utilities, and other commercial enterprises.

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

Total other operating income in 2018 was $16,248,000, a decrease of $304,000, or 1.9%, compared to 2017. This decrease followed an increase of $330,000, or 2.0%, in 2017, compared to 2016. Included in other operating

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

income are net gains on sales of securities of $302,000, $47,000 and $64,000 in 2018, 2017 and 2016, respectively. Also included in other operating income are net gains on sales of mortgage loans of $0, $370,000 and $1,331,000 in 2018, 2017 and 2016, respectively. Service charge income, which continues to be a major source of other operating income, totaling $8,560,000 in 2018, decreased $26,000 compared to 2017. This followed an increase of $679,000 in 2017 compared to 2016. The decrease in fees, in 2018, was mainly attributable to an increase earnings credit rates that are used to offset fees collected from processing activities, this was offset somewhat by an increase in debit card fees. The increase in fees, in 2017, was mainly attributable to an increase in fees collected from processing activities and debit card fees. Lockbox revenues totaled $3,274,000, down $16,000 in 2018 following an increase of $126,000 in 2017. Other income totaled $3,764,000, down $142,000 in 2018 following an increase of $465,000 in 2017. The decrease in 2018 was primarily the result of decreases in the returns on life insurance policies offset, somewhat by increase in wealth management fees, and merchant card sales royalties. The increase in 2017 was primarily the result of increases in wealth management fees and merchant card sales royalties.

Operating Expenses

Total operating expenses were $69,693,000 in 2018, compared to $67,119,000 in 2017 and $64,757,000 in 2016.

Salaries and employee benefits expenses increased by $2,193,000 or 5.4% in 2018, after increasing by 5.2% in 2017. The increase in 2018 was mainly attributable to merit increases in salaries. The increase in 2017 was mainly attributable to merit increases in salaries and bonus, and health insurance costs.

Occupancy expense decreased by $48,000, or 0.8%, in 2018, following a decrease of $7,000, or 0.1%, in 2017. The decrease in 2018 was primarily attributable to a decrease in depreciation expense. The decrease in 2017 was primarily attributable to a decrease in rent expense.

Equipment expense increased by $240,000, or 8.3%, in 2018, following an increase of $47,000, or 1.7%, in 2017. The increase in 2018 was primarily attributable to an increase in depreciation expense. The increase in 2017 was primarily attributable to an increase in service contracts.

FDIC assessments decreased by $110,000, or 7.0%, in 2018, following a decrease of $321,000, or 16.9%, in 2017. FDIC assessments decreased in 2018 and 2017 mainly as a result of a decrease in the assessment rate.

Other operating expenses increased by $299,000 in 2018, which followed a $642,000 increase in 2017. The increase in 2018 was primarily attributable to an increase in consultants’ expense and software maintenance expense. The increase in 2017 was primarily attributable to an increase in contributions, legal expenses, and marketing expenses.

Provision for Income Taxes

Income tax expense was $1,568,000 in 2018, $10,958,000 in 2017, and $(362,000) in 2016. The effective tax rate was 4.2% in 2018, 32.9% in 2017, and (1.5%) in 2016. The decrease for 2018 was primarily as a result of a reduction in the value of its net deferred tax asset resulting in a charge of $8,448,000 to 2017 income tax expense as a result of the Tax Act as previously discussed. The increase in the effective tax rate for 2017 was primarily the result of a reduction in the value of the deferred tax asset resulting in a charge of $8,448,000 to income tax expense. On December 22, 2017, the Tax Act was enacted, which lowered the Company’s federal tax rate from 34% to 21%. As a result of the rate reduction, the Company recorded a reduction in the value of its net deferred tax asset. The federal tax rate was 21% in 2018, and 34% in 2017 and 2016.

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

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)

+400	(8.4)

+300	(6.5)

+200	(5.0)

+100	(2.4)

–100	2.1

–200	2.0

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

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

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that includes cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $342,503,000 on December 31, 2018, compared with $356,430,000 on December 31, 2017. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $300,439,000 at December 31, 2018, compared with $260,297,000 at December 31, 2017. The Company’s equity increased primarily as a result of earnings and a decrease in other comprehensive loss, net of taxes, offset somewhat by dividends paid. Other comprehensive loss, net of taxes, decreased primarily as a result of a decrease in unrealized losses on securities transferred from available-for-sale to held-to-maturity, a decrease in unrealized losses on securities available-for-sale, and a decrease in the pension liability, net of taxes.

Management’s Discussion and Analysis of Results of Operations and Financial Condition — (Continued)

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the recently implemented Basel III regulatory capital framework:

	Minimum Capital Ratios	Bank	Company

Leverage ratios	4.00%	6.68%	6.91%

Common equity tier 1 risk weighted capital ratios	4.50%	12.21%	11.32%

Tier 1 risk weighted capital ratios	6.00%	12.21%	12.59%

Total risk weighted capital ratios	8.00%	13.24%	13.62%

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2018.

Contractual Obligations and Commitments by Maturity (dollars in thousands)

	Payments Due — By Period
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

FHLBB advances	$202,378	$63,000	$53,000	$33,500	$52,878

Subordinated debentures	36,083	—	—	—	36,083

Retirement benefit obligations	50,610	3,971	8,430	9,152	29,057

Lease obligations	9,863	2,490	3,864	2,435	1,074

Customer repurchase agreements	154,240	154,240	—	—	—

Total contractual cash obligations	$453,174	$223,701	$65,294	$45,087	$119,092

	Amount of Commitment Expiring — By Period
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Lines of credit	$553,045	$84,608	$59,064	$91,426	$317,947

Standby and commercial letters of credit	4,258	3,459	512	236	51

Other commitments	54,126	10,626	6,217	2,327	34,956

Total commitments	$611,429	$98,693	$65,793	$93,989	$352,954

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

Contract or Notional Amount	2018	2017

(dollars in thousands)

Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$5,075	$5,748
Standby and commercial letters of credit	4,258	5,520
Unused lines of credit	553,045	434,618
Unadvanced portions of construction loans	28,746	15,152
Unadvanced portions of other loans	20,305	35,602

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $51,000 and $66,000 for 2018 and 2017, respectively.

Recent Accounting Developments

See Note 1 to the Notes to Consolidated Financial Statements for details of recent accounting developments and their expected impact on the Company’s financial statements.

Consolidated Balance Sheets

December 31,	2018	2017
(dollars in thousands except share data)

ASSETS
Cash and due from banks (Note 2)	$89,540	$77,199
Federal funds sold and interest-bearing deposits in other banks	252,963	279,231

Total cash and cash equivalents	342,503	356,430
Securities available-for-sale, amortized cost $336,751 in 2018 and $395,947 in 2017 (Notes 3, 9 and 11)	336,759	395,830
Securities held-to-maturity, fair value $1,991,421 in 2018 and $1,668,827 in 2017 (Notes 4 and 11)	2,046,647	1,701,233
Federal Home Loan Bank of Boston, stock at cost	17,974	21,779
Equity securities, amortized cost $1,635 in 2018 and $1,616 in 2017, respectively	1,596	1,663
Loans, net (Note 5)	2,285,578	2,175,944
Less: allowance for loan losses (Note 6)	28,543	26,255

Net loans	2,257,035	2,149,689
Bank premises and equipment (Note 7)	23,921	23,527
Accrued interest receivable	14,406	11,179
Other assets (Notes 5, 6, 8 and 16)	123,094	124,242

Total assets	$5,163,935	$4,785,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$813,478	$736,020
Savings and NOW deposits	1,707,019	1,367,358
Money market accounts	1,325,888	1,188,228
Time deposits (Note 10)	560,579	625,361

Total deposits	4,406,964	3,916,967
Securities sold under agreements to repurchase (Note 11)	154,240	158,990
Other borrowed funds (Note 12)	202,378	347,778
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	63,831	65,457

Total liabilities	4,863,496	4,525,275
Commitments and contingencies (Notes 7, 18 and 19)
Stockholders’ equity (Note 15):
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,608,329 shares in 2018 and 3,605,829 shares in 2017	3,608	3,606
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,959,580 in 2018 and 1,962,080 shares in 2017	1,960	1,962
Additional paid-in capital	12,292	12,292
Retained earnings	301,488	263,666

	319,348	281,526
Unrealized gain (losses) on securities available-for-sale, net of taxes	6	(62)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(2,565)	(3,050)
Pension liability, net of taxes	(16,350)	(18,117)

Total accumulated other comprehensive loss, net of taxes (Notes 3, 13 and 15)	(18,909)	(21,229)

Total stockholders’ equity	300,439	260,297

Total liabilities and stockholders’ equity	$5,163,935	$4,785,572

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

Year Ended December 31,	2018	2017	2016
(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$46,615	$39,103	$34,324
Loans, non-taxable	31,936	26,910	23,440
Securities available-for-sale, taxable	6,748	4,987	3,003
Securities available-for-sale, non-taxable	1,587	1,119	1,051
Federal Home Loan Bank of Boston dividends	1,116	872	966
Securities held-to-maturity	45,556	38,348	32,679
Federal funds sold, interest-bearing deposits in other banks and short-term investments	3,498	2,097	1,236

Total interest income	137,056	113,436	96,699
INTEREST EXPENSE
Savings and NOW deposits	11,757	6,296	4,020
Money market accounts	13,922	5,626	3,542
Time deposits	10,208	7,919	5,706
Securities sold under agreements to repurchase	976	496	472
Other borrowed funds and subordinated debentures	7,617	7,483	8,877

Total interest expense	44,480	27,820	22,617

Net interest income	92,576	85,616	74,082
Provision for loan losses (Note 6)	1,350	1,790	1,375

Net interest income after provision for loan losses	91,226	83,826	72,707
OTHER OPERATING INCOME
Service charges on deposit accounts	8,560	8,586	7,907
Lockbox fees	3,274	3,290	3,164
Brokerage commissions	348	353	315
Net gains on sales of securities	302	47	64
Gains on sales of mortgage loans	—	370	1,331
Other income	3,764	3,906	3,441

Total other operating income	16,248	16,552	16,222
OPERATING EXPENSES
Salaries and employee benefits (Note 17)	42,710	40,517	38,516
Occupancy	6,092	6,140	6,147
Equipment	3,132	2,892	2,845
FDIC assessments	1,471	1,581	1,902
Other (Note 20)	16,288	15,989	15,347

Total operating expenses	69,693	67,119	64,757

Income before income taxes	37,781	33,259	24,172
Provision for income taxes (Note 16)	1,568	10,958	(362)

Net income	$36,213	$22,301	$24,534

SHARE DATA (Note 14)
Weighted average number of shares outstanding, basic
Class A	3,608,179	3,604,029	3,600,729
Class B	1,959,730	1,963,880	1,967,180
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909
Class B	1,959,730	1,963,880	1,967,180
Basic earnings per share
Class A	$7.89	$4.86	$5.35
Class B	$3.95	$2.43	$2.68
Diluted earnings per share
Class A	$6.50	$4.01	$4.41
Class B	$3.95	$2.43	$2.68

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2018	2017	2016
(dollars in thousands)

NET INCOME	$36,213	$22,301	$24,534
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	326	533	(289)
Less: reclassification adjustment for gains included in net income	(217)	(28)	(32)

Total unrealized gains (losses) on securities	109	505	(321)
Accretion of net unrealized losses transferred during period	1,086	1,034	2,812
Defined benefit pension plans:
Pension liability adjustment:
Net (loss) gain	3,770	(2,315)	(297)
Amortization of prior service cost and loss included in net periodic benefit cost	1,167	931	970

Total pension liability adjustment	4,937	(1,384)	673
Other comprehensive income	6,132	155	3,164

Comprehensive income (loss)	$42,345	$22,456	$27,698

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2015	$3,601	$1,967	$12,292	$221,232	$(24,548)	$214,544
Net income	—	—	—	24,534	—	24,534
Other comprehensive income, net of tax:

Unrealized holding gains arising during period, net of $248 in taxes and $52 in realized net gains	—	—	—	—	(321)	(321)

Accretion of net unrealized losses transferred during the period, net of $1,505 in taxes	—	—	—	—	2,812	2,812

Pension liability adjustment, net of $448 in taxes	—	—	—	—	673	673

Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,729)	—	(1,729)

Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(472)	—	(472)

BALANCE, DECEMBER 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041

Net income	—	—	—	22,301	—	22,301

Other comprehensive income, net of tax:

Unrealized holding gains arising during period, net of $331 in taxes and $47 in realized net gains	—	—	—	—	505	505

Accretion of net unrealized losses transferred during the period, net of $1,258 in taxes	—	—	—	—	1,034	1,034

Pension liability adjustment, net of $286 in taxes	—	—	—	—	(1,384)	(1,384)

Conversion of Class B Common Stock to Class A Common Stock, 5,100 shares	5	(5)	—	—	—	—

Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,729)	—	(1,729)

Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(471)	—	(471)

BALANCE, DECEMBER 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297

Net income	—	—	—	36,213	—	36,213

Other comprehensive income, net of tax:

Unrealized holding gains arising during period, net of $16 in taxes and $302 in realized net gains	—	—	—	—	109	109

Accretion of net unrealized losses transferred during the period, net of $391 in taxes	—	—	—	—	1,086	1,086

Pension liability adjustment, net of $1,930 in taxes	—	—	—	—	4,937	4,937

Adoption of ASU 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—

Adoption of ASU 2016-1, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—

Conversion of Class B Common Stock to Class A Common Stock, 2,500 shares	2	(2)	—	—	—	—

Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,732)	—	(1,732)

Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(471)	—	(471)

BALANCE, DECEMBER 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

Year Ended December 31,	2018	2017	2016
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,213	$22,301	$24,534
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of portfolio loans	—	(370)	(1,331)
Gain on sale of fixed assets	—	(11)	—
Net gains on sales of securities	(302)	(47)	(64)
Net loss on equity securities	67	—	—
Provision for loan losses	1,350	1,790	1,375
Deferred tax (expense)benefit	(1,766)	6,918	(4,676)
Net depreciation and amortization	885	3,047	3,561
Increase in accrued interest receivable	(3,227)	(1,534)	(1,643)
Increase in other assets	2,326	(16,310)	(2,953)
Increase in other liabilities	5,242	5,802	3,203

Net cash provided by operating activities	40,788	21,586	22,006
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	5,284	3,233
Purchase of short-term investments	—	(2,101)	(3,183)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	18,388	10,127	10,381
Purchase of Federal Home Loan Bank of Boston stock	(14,583)	(10,864)	(2,616)
Proceeds from calls/maturities of securities available-for-sale	215,406	259,388	277,657
Proceeds from sales of securities available-for-sale	27,517	18,180	2,376
Purchase of securities available-for-sale	(183,588)	(175,147)	(375,608)
Proceeds from calls/maturities of securities held-to-maturity	234,741	293,221	416,599
Proceeds from sales of securities held-to-maturity	—	—	192
Purchase of securities held-to-maturity	(576,140)	(337,773)	(627,670)
Proceeds from life insurance policies	375	115	—
Proceeds from sales of portfolio loans	—	26,701	74,668
Net increase in loans	(110,874)	(278,242)	(265,732)
Proceeds from sales of fixed assets	—	11	—
Capital expenditures	(3,601)	(3,244)	(2,263)

Net cash used in investing activities	(392,359)	(194,344)	(491,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposit accounts	(64,782)	147,002	4,933
Net increase in demand, savings, money market and NOW deposits	554,779	116,747	573,225
Cash dividends	(2,203)	(2,200)	(2,201)
Net decrease in securities sold under agreements to repurchase	(4,750)	(23,290)	(15,570)
Net (decrease) increase in other borrowed funds	(145,400)	54,778	(75,000)

Net cash provided by financing activities	337,644	293,037	485,387

Net (decrease) increase in cash and cash equivalents	(13,927)	120,279	15,427
Cash and cash equivalents at beginning of year	356,430	236,151	220,724

Cash and cash equivalents at end of year	$342,503	$356,430	$236,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$44,289	$27,731	$22,668
Income taxes	$590	$5,330	$3,730
Change in unrealized gains on securities available-for-sale, net of taxes	$109	$505	$(321)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	$1,086	$1,034	$2,812
Pension liability adjustment, net of taxes	$4,937	$(1,384)	$673
Transfer of loans to other real estate owned	$2,225	$—	$—

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

SHORT-TERM INVESTMENTS

As of December 31, 2018 and 2017, short-term investments include highly liquid certificates of deposit with original maturities of more than 90 days but less than one year.

INVESTMENT SECURITIES

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated related income taxes. Equity securities are reported at fair value with unrealized gains and losses included in earnings. The Company has no securities held for trading.

Premiums and discounts on investment securities are amortized or accreted into income by use of the level-yield method. Gains and losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

Management also considers the Company’s capital adequacy, interest-rate risk, liquidity and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. Other-than-temporary-impairment (OTTI) arises when a security’s fair value is less than its amortized cost and, based on specific factors, the loss is considered OTTI. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company’s consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company’s consolidated statement of income.

The transfer of a security between categories of investments shall be accounted for at fair value. For a debt security transferred into the held-to-maturity category from the available-for-sale category, the unrealized

Notes to Consolidated Financial Statements — (Continued)

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

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2018, no impairment has been recognized.

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

Notes to Consolidated Financial Statements — (Continued)

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

Loans which, at acquisition, do not have evidence of deterioration of credit quality since origination are outside the scope of FASB ASC 310- 30. For such loans, the discount, if any, representing the excess of the amount of reasonably estimable and probable discounted future cash collections over the purchase price, is accreted into interest income using the interest method over the term of the loan. Prepayments are not considered in the calculation of accretion income. Additionally, the discount is not accreted on nonperforming loans.

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

Notes to Consolidated Financial Statements — (Continued)

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

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options to purchase shares of Class A common stock outstanding at December 31, 2018.

The Company uses the fair value method to account for stock options. There were no options granted during 2018 and 2017.

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

For tax years beginning after December 31, 2018, the corporate alternative minimum tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the

Notes to Consolidated Financial Statements — (Continued)

amount of the credit allowable for the year against regular tax liability. Accordingly, the full amount of the AMT credit carryforward will be recovered in tax years beginning before 2022. As a result of the change, the Company has classified its AMT credit carryforward as currently receivable.

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

At December 31, 2018, the discount rate was determined by preparing an analysis of the respective plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits.

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

Notes to Consolidated Financial Statements — (Continued)

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. This ASU is for presentation purposes only, accordingly, there was no impact on the Company’s consolidated financial position. See Note 17, Employee Benefits, for a further explanation of this ASU.

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

The vast majority of the Company’s revenue is interest income on loans, investment securities and deposits at other financial institutions which are specifically outside the scope of ASU 2014-09. ASU 2014-09 applies

Notes to Consolidated Financial Statements — (Continued)

primarily to certain non-interest income items in the Company’s financial statements. We adopted Topic 606 as of January 1, 2018 using the cumulative effect transition method. The impact of adopting the new standard was not material. See Note 22, Revenue from Contracts with Customers, for further details.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 326) Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The effect of this update required a reclassification of $375,000 and $115,000 for 2018 and 2017, respectively, of proceeds from life insurance policies to investing activities from operating activities.

In January 2016, FASB issued ASU 2016-1, “Financial Instruments-Overall” (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The Company used exit price notion when measuring the fair value of financial instruments for disclosure purposes (see Note 9 Fair Value of Financial Instruments). This ASU was effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company adopted this update in the first quarter of 2018 and applied the effects of the changes retrospectively. The effect of the changes is approximately $29,000, which was reclassified from accumulated other comprehensive income to retained earnings.

Accounting Standards Issued but not yet Adopted

The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license).This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company has not determined the impact, if any, as of December 31, 2018.

In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit plans. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This ASU is effective for annual reporting periods beginning after December 15, 2020. The Company has not determined the impact, if any, as of December 31, 2018. In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value. The amendments in

Notes to Consolidated Financial Statements — (Continued)

this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company has not determined the impact, if any, as of December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of analyzing this ASU and has purchased a software solution and began to capture information needed to implement this update. The Company has started to input information and is in the beginning stages of running the software program. The Company has not determined the impact, if any, as of December 31, 2018.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The amendments in this ASU align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarify the scope of the guidance in the amendments in ASU 2016-13. The Company has not determined the impact, if any, as of December 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. The Company began analyzing this ASU and assessed the implementation steps. At December 31, 2018, the Company analyzed the financial impact of real estate leases. The Company also reviewed contracts to

Notes to Consolidated Financial Statements — (Continued)

determine if they contain embedded leases. The Company has determined the total balance sheet impact will be approximately $14-$16 million as of December 31, 2018. This amount will be booked as a right of use asset with a corresponding lease liability.

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

2.     Cash and Due from Banks

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 2018, and $0 at December 31, 2017.

3.     Securities Available-for-Sale

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)

U.S. Treasury	$2,000	$—	$8	$1,992	$1,999	$—	$15	$1,984

U. S. Government Sponsored Enterprises	3,946	—	31	3,915	—	—	—	—

SBA Backed Securities	70,477	1	284	70,194	81,065	46	161	80,950

U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	162,604	536	250	162,890	225,537	555	317	225,775

Privately Issued Residential Mortgage-Backed Securities	679	3	10	672	897	4	9	892

Obligations Issued by States and Political Subdivisions	93,445	58	—	93,503	82,849	—	249	82,600

Other Debt Securities	3,600	37	44	3,593	3,600	68	39	3,629

Total	$336,751	$635	$627	$336,759	$395,947	$673	$790	$395,830

Notes to Consolidated Financial Statements — (Continued)

Included in SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $197,304,000 and $216,353,000 at December 31, 2018 and 2017, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $34,787,000 and $67,780,000 at December 31, 2018 and 2017, respectively. The Company realized gains on sales of securities of $302,000, $47,000 and $52,000 from the proceeds of sales of available-for-sale securities of $27,517,000, $18,180,000 and $2,376,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Debt securities of U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2018.

	Amortized Cost	Fair Value
(dollars in thousands)

Within one year	$92,935	$92,918

After one but within five years	83,286	83,112

After five but within ten years	136,075	136,244

More than ten years	24,455	24,485

Total	$336,751	$336,759

The weighted average remaining life of investment securities available-for-sale at December 31, 2018, was 4.7 years. Included in the weighted average remaining life calculation at December 31, 2018 were $3,946,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $231,981,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of December 31, 2018 and December 31, 2017, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the Obligations Issued by States and Political Subdivisions, Privately Issued Residential Mortgage-Backed Securities and Other Debt Securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018 and December 31, 2017.

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

Notes to Consolidated Financial Statements — (Continued)

current and estimated prepayment rates, estimated loss severity rates, geographic concentrations and origination dates of underlying loans.

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2018. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 10 and 30 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 190 holdings at December 31, 2018.

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)

U.S. Treasury	$—	$—	$1,992	$8	$1,992	$8

U.S. Government Sponsored Enterprises	3,914	31	—	—	3,914	31

SBA Backed Securities	17,950	28	44,323	256	62,273	284

U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	19,244	21	45,782	229	65,026	250

Privately Issued Residential Mortgage-Backed Securities	—	—	495	10	495	10

Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—

Other Debt Securities	—	—	455	44	455	44

Total temporarily impaired securities	$41,108	$80	$93,047	$547	$134,155	$627

Notes to Consolidated Financial Statements — (Continued)

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2017. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 16 and 26 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 249 holdings at December 31, 2017.

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)

U.S. Treasury	$1,984	$15	$—	$—	$1,984	$15

U.S. Government Sponsored Enterprises	—	—	—	—	—	—

SBA Backed Securities	18,378	54	40,911	107	59,289	161

U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	40,394	123	59,336	194	99,730	317

Privately Issued Residential Mortgage-Backed Securities	—	—	633	9	633	9

Obligations Issued by States and Political Subdivisions	—	—	4,458	249	4,458	249

Other Debt Securities	400	1	461	38	861	39

Total temporarily impaired securities	$61,156	$193	$105,799	$597	$166,955	$790

4.     Investment Securities Held-to-Maturity

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)

U.S. Treasury	$9,960	$—	$2	$9,958	$—	$—	$—	$—

U.S. Government Sponsored Enterprises	234,228	336	803	233,761	104,653	341	472	104,522

SBA Backed Securities	52,051	—	2,065	49,986	57,235	20	1,271	55,984

U.S. Government Sponsored Enterprises Mortgage-Backed Securities	1,750,408	2,324	55,016	1,697,716	1,539,345	2,261	33,285	1,508,321

Total	$2,046,647	$2,660	$57,886	$1,991,421	$1,701,233	$2,622	$35,028	$1,668,827

Included in U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprise Mortgage-Backed Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,441,059,000 and $1,262,708,000 at December 31, 2018, and 2017, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $291,190,000

Notes to Consolidated Financial Statements — (Continued)

and $382,120,000 at December 31, 2018, and 2017, respectively. The Company did not realize any gains of sales of securities for the year ending December 31, 2018, and 2017. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. The Company realized gains on sales of securities of $12,000 from the proceeds of sales of held-to-maturity securities of $192,000 for the year ending December 31, 2016.

At December 31, 2018 and 2017, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2018.

	Amortized Cost	Fair Value
(dollars in thousands)

Within one year	$41,154	$41,013

After one but within five years	1,490,954	1,454,543

After five but within ten years	506,654	488,129

More than ten years	7,885	7,736

Total	$2,046,647	$1,991,421

The weighted average remaining life of investment securities held-to-maturity at December 31, 2018, was 4.3 years. Included in the weighted average remaining life calculation at December 31, 2018, were $149,156,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $124,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of December 31, 2018 and December 31, 2017, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018 and December 31, 2017.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2018. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 56 and 315 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 475 holdings at December 31, 2018.

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)

U.S. Treasury	$9,958	$2	$—	$—	$9,958	$2

U.S. Government Sponsored Enterprises	9,849	42	69,499	761	79,348	803

SBA Backed Securities	—	—	49,987	2,065	49,987	2,065

U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	188,125	2,032	1,249,689	52,984	1,437,814	55,016

Total temporarily impaired securities	$207,932	$2,076	$1,369,175	$55,810	$1,577,107	$57,886

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

.	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)

U.S. Government Sponsored Enterprises	$15,257	$239	$14,768	$233	$30,025	$472

SBA Backed Securities	19,457	142	33,750	1,129	53,207	1,271

U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	519,481	5,920	814,712	27,365	1,334,193	33,285

Total temporarily impaired securities	$554,195	$6,301	$863,230	$28,727	$1,417,425	$35,028

5.     Loans

The majority of the Bank’s lending activities are conducted in Massachusetts with other lending activity principally in New Hampshire, Rhode Island, Connecticut and New York. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, municipal loans, consumer, home equity and other loans for its portfolio.

Notes to Consolidated Financial Statements — (Continued)

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2018	2017
(dollars in thousands)

Construction and land development	$13,628	$18,931

Commercial and industrial	761,625	763,807

Municipal	97,290	106,599

Commercial real estate	750,362	732,491

Residential real estate	348,250	287,731

Consumer	21,359	18,458

Home equity	292,340	247,345

Overdrafts	724	582

Total	$2,285,578	$2,175,944

At December 31, 2018, and December 31, 2017, loans were carried net of (premiums) discounts of $(364,000) and $46,000, respectively. Net deferred fees included in loans at December 31, 2018, and December 31, 2017, were $496,000 and $588,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $209,160,000 and $229,533,000 at December 31, 2018, and December 31, 2017, respectively. The Company had no residential real estate loans held for sale at December 31, 2018 and December 31, 2017. The Company’s mortgage servicing rights totaled $1,226,000 and $1,525,000 at December 31, 2018 and December 31, 2017, respectively.

As of December 31, 2018 and 2017, the Company’s recorded investment in impaired loans was $3,051,000 and $7,114,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent and the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2018, there were $2,774,000 impaired loans with specific reserves of $145,000. At December 31, 2017, there were $ 6,581,000 impaired loans with specific reserves of $164,000.

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

The composition of nonaccrual loans and impaired loans is as follows:

December 31,	2018	2017	2016
(dollars in thousands)

Loans on nonaccrual	$1,313	$1,684	$1,084

Loans 90 days past due and still accruing	—	—	—

Impaired loans on nonaccrual included above	296	254	304

Total recorded investment in impaired loans	3,051	7,114	3,830

Average recorded investment of impaired loans	5,491	5,608	3,661

Accruing troubled debt restructures	2,559	2,749	3,526

Interest income not recorded on nonaccrual loans according to their original terms	64	51	37

Interest income on nonaccrual loans actually recorded	—	—	—

Interest income recognized on impaired loans	196	182	140

Notes to Consolidated Financial Statements — (Continued)

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2018.

Balance at December 31, 2017	Additions	Repayments and Deletions	Balance at December 31, 2018
(dollars in thousands)

$5,825	$7,800	$1,078	$12,547

6.     Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

An analysis of the allowance for loan losses for each of the three years ending December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
(dollars in thousands)

Allowance for loan losses, beginning of year	$26,255	$24,406	$23,075

Loans charged-off	(833)	(390)	(389)

Recoveries on loans previously charged-off	1,771	449	434

Net recoveries (charge-offs)	938	59	45

Provision charged to expense	1,350	1,790	1,375

Reclassification to other liabilities*	—	—	(89)

Allowance for loan losses, end of year	$28,543	$26,255	$24,406

*	The reclassification relates to allowance for loan losses allocations on unused commitments that have been reclassified to other liabilities.

Notes to Consolidated Financial Statements — (Continued)

Further information pertaining to the allowance for loan losses at December 31, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)

Allowance for Loan Losses:

Balance at December 31, 2017	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255

Charge-offs	—	(67)	—	—	(450)	(316)	—	—	(833)

Recoveries	1,436	57	—	—	75	203	—	—	1,771

Provision	(1,989)	1,357	118	935	692	105	122	10	1,350

Ending balance at December 31, 2018	$1,092	$10,998	$1,838	$10,663	$2,190	$365	$1,111	$286	$28,543

Amount of allowance for loan losses for loans deemed to be impaired	$—	$54	$—	$91	$—	$—	$—	$—	$145

Amount of allowance for loan losses for loans not deemed to be impaired	$1,092	$10,944	$1,838	$10,572	$2,190	$365	$1,111	$286	$28,398

Loans:

Ending balance	$13,628	$761,625	$97,290	$750,362	$348,250	$22,083	$292,340	$—	$2,285,578

Loans deemed to be impaired	$—	$401	$—	$2,650	$—	$—	$—	$—	$3,051

Loans not deemed to be impaired	$13,628	$761,224	$97,290	$747,712	$348,250	$22,083	$292,340	$—	$2,282,527

Further information pertaining to the allowance for loan losses at December 31, 2017 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)

Allowance for Loan Losses:

Balance at December 31, 2016	$1,012	$6,972	$1,612	$11,135	$1,698	$582	$1,102	$293	$24,406

Charge-offs	—	(49)	—	—	—	(341)	—	—	(390)

Recoveries	—	110	—	—	2	255	82	—	449

Provision	633	2,618	108	(1,407)	173	(123)	(195)	(17)	1,790

Ending balance at December 31, 2017	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255

Amount of allowance for loan losses for loans deemed to be impaired	$—	$7	$—	$99	$58	$—	$—	$—	$164

Amount of allowance for loan losses for loans not deemed to be impaired	$1,645	$9,644	$1,720	$9,629	$1,815	$373	$989	$276	$26,091

Loans:

Ending balance	$18,931	$763,807	$106,599	$732,491	$287,731	$19,040	$247,345	$—	$2,175,944

Loans deemed to be impaired	$—	$348	$—	$2,554	$4,212	$—	$—	$—	$7,114

Loans not deemed to be impaired	$18,931	$763,459	$106,599	$729,937	$283,519	$19,040	$247,345	$—	$2,168,830

Notes to Consolidated Financial Statements — (Continued)

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass) — Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor) — These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2018.

Loans rated 5 (Substandard) — Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2018.

Loans rated 6 (Doubtful) — Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2018, and are doubtful for full collection.

Impaired — Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at December 31, 2018.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)

Grade:

1-3 (Pass)	$13,628	$757,089	$97,290	$723,170

4 (Monitor)	—	4,135	—	24,542

5 (Substandard)	—	—	—	—

6 (Doubtful)	—	—	—	—

Impaired	—	401	—	2,650

Total	$13,628	$761,625	$97,290	$750,362

The Company has increased its exposure to larger loans to large institutions with publicly available credit ratings. These ratings are tracked as a credit quality indicator for these loans.

The following table presents the Company’s loans by credit rating at December 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)

Credit Rating:

Aaa-Aa3	$491,247	$54,105	$42,790	$588,142

A1-A3	172,472	7,605	151,381	331,458

Baa1-Baa3	—	26,970	118,197	145,167

Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s loans by risk rating at December 31, 2017.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)

Grade:

1-3 (Pass)	$18,931	$758,093	$106,599	$705,235

4 (Monitor)	—	5,366	—	24,702

5 (Substandard)	—	—	—	—

6 (Doubtful)	—	—	—	—

Impaired	—	348	—	2,554

Total	$18,931	$763,807	$106,599	$732,491

The following table presents the Company’s loans by credit rating at December 31, 2017.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)

Credit Rating:

Aaa-Aa3	$478,905	$62,029	$45,066	$586,000

A1-A3	195,599	7,635	128,554	331,788

Baa1-Baa3	—	26,970	122,000	148,970

Ba2	—	8,165	—	8,165

Total	$674,504	$104,799	$295,620	$1,074,923

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

At December 31, 2018 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)

Construction and land development	$—	$—	$—	$—	$13,628	$13,628

Commercial and industrial	187	115	—	302	761,323	761,625

Municipal	—	—	—	—	97,290	97,290

Commercial real estate	774	190	—	964	749,398	750,362

Residential real estate	2,554	569	—	3,123	345,127	348,250

Consumer and overdrafts	24	14	—	38	22,045	22,083

Home equity	1,108	425	—	1,533	290,807	292,340

Total	$4,647	$1,313	$—	$5,960	$2,279,618	$2,285,578

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2017 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)

Construction and land development	$—	$—	$—	$—	$18,931	$18,931

Commercial and industrial	65	44	—	109	763,698	763,807

Municipal	—	—	—	—	106,599	106,599

Commercial real estate	672	215	—	887	731,604	732,491

Residential real estate	4,282	724	—	5,006	282,725	287,731

Consumer and overdrafts	5	6	—	11	19,029	19,040

Home equity	618	695	—	1,313	246,032	247,345

Total	$5,642	$1,684	$—	$7,326	$2,168,618	$2,175,944

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

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2018:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)

With no required reserve recorded:

Construction and land development	$—	$—	$—	$—	$—

Commercial and industrial	87	291	—	46	5

Municipal	—	—	—	—	—

Commercial real estate	189	212	—	249	—

Residential real estate	—	—	—	—	—

Consumer	—	—	—	—	—

Home equity	—	—	—	—	—

Total	$276	$503	$—	$295	$5

With required reserve recorded:

Construction and land development	$—	$—	$—	$—	$—

Commercial and industrial	314	315	54	462	13

Municipal	—	—	—	—	—

Commercial real estate	2,461	2,575	91	2,322	97

Residential real estate	—	—	—	2,412	81

Consumer	—	—	—	—	—

Home equity	—	—	—	—	—

Total	$2,775	$2,890	$145	$5,196	$191

Total

Construction and land development	$—	$—	$—	$—	$—

Commercial and industrial	401	606	54	508	18

Municipal	—	—	—	—	—

Commercial real estate	2,650	2,787	91	2,571	97

Residential real estate	—	—	—	2,412	81

Consumer	—	—	—	—	—

Home equity	—	—	—	—	—

Total	$3,051	$3,393	$145	$5,491	$196

Notes to Consolidated Financial Statements — (Continued)

The following is information pertaining to impaired loans at December 31, 2017:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)

With no required reserve recorded:

Construction and land development	$—	$—	$—	$—	$—

Commercial and industrial	113	325	—	54	4

Municipal	—	—	—	—	—

Commercial real estate	420	548	—	286	21

Residential real estate	—	—	—	73	—

Consumer	—	—	—	—	—

Home equity	—	—	—	—	—

Total	$533	$873	$—	$413	$25

With required reserve recorded:

Construction and land development	$—	$—	$—	$43	$—

Commercial and industrial	235	235	7	318	12

Municipal	—	—	—	—	—

Commercial real estate	2,134	2,135	99	2,501	72

Residential real estate	4,212	4,212	58	2,333	73

Consumer	—	—	—	—	—

Home equity	—	—	—	—	—

Total	$6,581	$6,582	$164	$5,195	$157

Total

Construction and land development	$—	$—	$—	$43	$—

Commercial and industrial	348	560	7	372	16

Municipal	—	—	—	—	—

Commercial real estate	2,554	2,683	99	2,787	93

Residential real estate	4,212	4,212	58	2,406	73

Consumer	—	—	—	—	—

Home equity	—	—	—	—	—

Total	$7,114	$7,455	$164	$5,608	$182

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

There was one residential real estate loan and one consumer loan that were modified during the first quarter of 2018. The loans were modified by reducing the interest rates as well as extending the terms on both loans. The pre-modification and post-modification outstanding recorded investment was $2,675,000 for the residential real estate loan that was not accruing interest. The pre-modification and post-modification outstanding recorded investment was $17,000 for the consumer loan that was accruing interest. The financial impact for the

Notes to Consolidated Financial Statements — (Continued)

modifications was not material. Both troubled debt restructurings subsequently defaulted during 2018. The residential real estate loan was partially charged off for $450,000 and was recorded as other real estate owned for $2,225,000 during the fourth quarter of 2018. Other real estate owned is included in other assets on the balance sheet. The consumer loan was fully charged off during the fourth quarter of 2018.

There were no troubled debt restructurings occurring during the year ended December 31, 2017. There were no troubled debt restructurings that subsequently defaulted during 2017.

7.    Bank Premises and Equipment

December 31,	2018	2017	Estimated Useful Life
(dollars in thousands)

Land	$3,850	$3,850	—

Bank premises	21,659	21,055	30-39 years

Furniture and equipment	30,088	27,117	3-10 years

Leasehold improvements	12,674	12,674	30-39 years or lease term

	68,271	64,696

Accumulated depreciation and amortization	(44,350)	(41,169)

Total	$23,921	$23,527

The Company is obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2028. Total lease expense approximated $2,601,000, $2,608,000 and $2,834,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Included in lease expense are amounts paid to a company affiliated with Marshall M. Sloane, Chairman of the Board, amounting to $444,000, $439,000 and $424,000, respectively. Rental income approximated $373,000, $321,000 and $318,000 in 2018, 2017 and 2016, respectively. Depreciation and amortization amounted to $3,206,000, $3,135,000 and $2,952,000 at December 31, 2018, 2017 and 2016 respectively.

Future minimum rental commitments for non-cancelable operating leases with initial or remaining terms of one were as follows:

Year	Amount
(dollars in thousands)

2019	$2,490

2020	2,170

2021	1,694

2022	1,331

2023	1,104

Thereafter	1,074

$9,863

8.    Goodwill and Identifiable Intangible Assets

At December 31, 2018 and 2017, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.

Notes to Consolidated Financial Statements — (Continued)

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2018 and 2017 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Mortgage Servicing Rights	Total
(dollars in thousands)

Balance at December 31, 2016	$2,714	$1,629	$4,343

Additions	—	276	276

Amortization Expense	—	(380)	(380)

Balance at December 31, 2017	$2,714	$1,525	$4,239

Additions	—	—	—

Amortization Expense	—	(299)	(299)

Balance at December 31, 2018	$2,714	$1,226	$3,940

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

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2018, are as follows:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)

Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS

U.S. Treasury	$1,992	$—	$1,992	$—

U.S. Government Agency Sponsored Enterprises	3,915	—	3,915	—

SBA Backed Securities	70,194	—	70,194	—

U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	162,890	—	162,890	—

Privately Issued Residential Mortgage-Backed Securities	672	—	672	—

Obligations Issued by States and Political Subdivisions	93,503	—	4,775	88,728

Other Debt Securities	3,593	—	3,593	—

Total	$336,759	$—	$248,031	$88,728

Other Real Estate Owned	$2,225	$—	$—	$2,225

Financial Instruments Measured at Fair Value on a Recurring Basis Equity Securities	$1,596	$293	$1,303	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis Impaired Loans	$251	$—	$—	$251

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions relate to impaired loans recognized for 2018 for the estimated credit loss amounted to $540,000.

There was a transfer of an auction rate security during 2018 from level 3 to level 2. Quoted prices on the auction rate security became available but traded infrequently. There were no other transfers between level 1, 2 and 3 for the year ended December 31, 2018. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2018.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in

Notes to Consolidated Financial Statements — (Continued)

thousands) at December 31, 2018. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range

Securities AFS(1)	$88,728	Discounted cash flow	Discount rate	2.1%-4.1%(2)

Other Real Estate Owned	2,225	Appraisal of collateral(3)	Appraisal adjustments(4)	30% discount

Impaired Loans	251	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2018 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)

Balance at December 31, 2017	$4,459	$78,141	$—	$82,600

Purchases	—	132,470	—	132,470

Maturities/redemptions	—	(121,753)	—	(121,753)

Transfer to Level 2	(4,459)	—	—	(4,459)

Amortization	—	(130)	—	(130)

Change in fair value	—	—	—	—

Balance at December 31, 2018	$—	$88,728	$—	$88,728

The amortized cost of Level 3 securities was $88,728,000 with an unrealized loss of $0 at December 31, 2018. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

Notes to Consolidated Financial Statements — (Continued)

The results of the fair value hierarchy as of December 31, 2017, are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis — Securities AFS

U.S. Treasury	$1,984	$—	$1,984	$—

U.S. Government Agency Sponsored Enterprises	—	—	—	—

SBA Backed Securities	80,950	—	80,950	—

U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	225,775	—	225,775	—

Privately Issued Residential Mortgage-Backed Securities	892	—	892	—

Obligations Issued by States and Political Subdivisions	82,600	—	—	82,600

Other Debt Securities	3,629	—	3,629	—

Total	$395,830	$—	$313,230	$82,600

Financial Instruments Measured at Fair Value on a Recurring Basis

Equity Securities	$1,663	$321	$1,342	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$246	$—	$—	$246

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions relate to impaired loans recognized for 2017 for the estimated credit loss amounted to $3,000.

There were no transfers between level 1, 2 and 3 for the year ended December 31, 2017. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2017.

Notes to Consolidated Financial Statements — (Continued)

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2017. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range

Securities AFS(1)	$82,600	Discounted cash flow	Discount rate	1.0%-3.5%(2)

Impaired Loans	246	Appraisal of collateral(3)	Appraisal adjustments (4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2017 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Equity Securities	Total
(dollars in thousands)

Balance at December 31, 2016	$4,298	$160,578	$—	$164,876

Purchases	—	99,136	—	99,136

Maturities/redemptions	—	(181,394)	—	(181,394)

Amortization	—	(179)	—	(179)

Change in fair value	161	—	—	161

Balance at December 31, 2017	$4,459	$78,141	$—	$82,600

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

10.     Deposits

The following is a summary of remaining maturities or re-pricing of time deposits as of December 31,

	2018	Percent	2017	Percent
(dollars in thousands)

Within one year	$413,297	74%	$436,911	70%

Over one year to two years	88,815	16%	121,802	19%

Over two years to three years	39,924	7%	30,098	5%

Over three years to five years	18,543	3%	36,550	6%

Total	$560,579	100%	$625,361	100%

Time deposits of more than $250,000 totaled $293,046,000 and $345,183,000 in 2018 and 2017, respectively. The decrease was mainly attributable to competitive market rates for these types of deposits.

Notes to Consolidated Financial Statements — (Continued)

Deposits totaling $36,794,000 and $35,667,000 were attributable to related parties at December 31, 2018 and December 31, 2017, respectively.

11.     Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2018	2017	2016
(dollars in thousands)

Amount outstanding at December 31	$154,240	$158,990	$182,280

Weighted average rate at December 31	0.82%	0.32%	0.21%

Maximum amount outstanding at any month end	$174,150	$228,848	$241,110

Daily average balance outstanding during the year	$147,944	$189,684	$222,956

Weighted average rate during the year	0.66%	0.26%	0.21%

Amounts outstanding at December 31, 2018, 2017 and 2016 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $160,576,000, $162,927,000, and $183,829,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2018, 2017 and 2016, respectively. The approximate fair value of the collateral at those dates was $156,369,000, $159,051,000, and $182,074,000, respectively.

12.     Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2018	2017	2016
(dollars in thousands)

Amount outstanding at December 31	$238,461	$383,861	$329,083

Weighted average rate at December 31	2.76%	2.26%	2.39%

Maximum amount outstanding at any month end	$542,913	$491,583	$467,083

Daily average balance outstanding during the year	$291,674	$309,102	$357,974

Weighted average rate during the year	2.61%	2.42%	2.48%

Notes to Consolidated Financial Statements — (Continued)

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2018, was approximately $508,861,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

	2018		2017		2016
December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(dollars in thousands)

Within one year	$63,000	2.17%	$164,500	1.82%	$77,500	2.21%

Over one year to two years	$28,000	2.29%	$63,000	2.17%	$54,500	2.25%

Over two years to three years	$25,000	3.34%	$28,000	2.29%	$58,000	1.87%

Over three years to five years	$33,500	2.23%	$28,500	3.19%	$58,000	2.68%

Over five years	$52,878	2.47%	$63,778	2.38%	$45,000	2.85%

Total	$202,378	2.42%	$347,778	2.13%	$293,000	2.34%

Included in the table above are $40,000,000, $20,000,000, and $45,000,000, respectively, of FHLBB advances at December 31, 2018, 2017 and 2016, that are puttable at the discretion of FHLBB. These put dates were not utilized in the table above.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2018 and 2017.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 4.66% at December 31, 2018 and 3.46% at December 31, 2017.

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2018 and 2017.

Notes to Consolidated Financial Statements — (Continued)

13.     Reclassifications Out of Accumulated Other Comprehensive Income(a)

	Amount Reclassified from Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31, 2018(a)	Year Ended December 31, 2017(a)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains and losses on available-for-sale securities	$302	$47	Net gains on sales of investments

	(85)	(19)	Provision for income taxes

	$217	$28	Net income

Accretion of unrealized losses transferred	$(1,477)	$(2,292)	Securities held-to-maturity

	391	1,258	Provision for income taxes

	$(1,086)	$(1,034)	Net income

Amortization of defined benefit pension items

Prior-service costs	$(14)	$(10)	Salaries and employee benefits(b)

Actuarial gains (losses)	(1,610)	(1,540)	Salaries and employee benefits(b)

Total before tax	(1,624)	(1,550)	Income before taxes

Tax (expense) or benefit	457	619	Provision for income taxes

Net of tax	$(1,167)	$(931)	Net income

(a)	Amounts in parentheses indicate decreases to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 17) for additional details).

14.     Earnings per share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. There were no common stock equivalents for 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements — (Continued)

The following table is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,	2018	2017	2016
(in thousands except share and per share data)

BASIC EPS COMPUTATION

Numerator:

Net income, Class A	$28,479	$17,526	$19,270

Net income, Class B	7,734	4,775	5,264

Denominator:

Weighted average shares outstanding, Class A	3,608,179	3,604,029	3,600,729

Weighted average shares outstanding, Class B	1,959,730	1,963,880	1,967,180

Basic EPS, Class A	$7.89	$4.86	$5.35

Basic EPS, Class B	$3.95	$2.43	$2.68

DILUTED EPS COMPUTATION

Numerator:

Net income, Class A	$28,479	$17,526	$19,270

Net income, Class B	7,734	4,775	5,264

Total net income, for diluted EPS, Class A computation	36,213	22,301	24,534

Denominator:

Weighted average shares outstanding, basic, Class A	3,608,179	3,604,029	3,600,729

Weighted average shares outstanding, Class B	1,959,730	1,963,880	1,967,180

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909

Weighted average shares outstanding, Class B	1,959,730	1,963,880	1,967,180

Diluted EPS, Class A	$6.50	$4.01	$4.41

Diluted EPS, Class B	$3.95	$2.43	$2.68

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

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price

Notes to Consolidated Financial Statements — (Continued)

(which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options outstanding at December 31, 2018 and December 31, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018 (Basel III)

Total Capital (to Risk-Weighted Assets)	$364,744	13.24%	$220,335	8.00%	$275,419	10.00%

Tier 1 Capital (to Risk-Weighted Assets)	336,201	12.21%	165,251	6.00%	220,335	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	336,201	12.21%	123,938	4.50%	179,022	6.50%

Tier 1 Capital (to 4th Qtr. Average Assets)	336,201	6.68%	201,228	4.00%	251,535	5.00%

As of December 31, 2017 (Basel III)

Total Capital (to Risk-Weighted Assets)	$329,666	12.70%	$207,707	8.00%	$259,633	10.00%

Tier 1 Capital (to Risk-Weighted Assets)	303,411	11.69%	155,780	6.00%	207,707	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	303,411	11.69%	116,835	4.50%	168,762	6.50%

Tier 1 Capital (to 4th Qtr. Average Assets)	303,411	6.55%	185,199	4.00%	231,499	5.00%

Notes to Consolidated Financial Statements — (Continued)

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018 (Basel III)

Total Capital (to Risk-Weighted Assets)	$377,359	13.62%	$221,690	8.00%	$277,113	10.00%

Tier 1 Capital (to Risk-Weighted Assets)	348,816	12.59%	166,268	6.00%	221,690	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	313,816	11.32%	124,701	4.50%	180,123	6.50%

Tier 1 Capital (to 4th Qtr. Average Assets)	348,816	6.91%	201,913	4.00%	252,391	5.00%

As of December 31, 2017 (Basel III)

Total Capital (to Risk-Weighted Assets)	$341,033	13.05%	$209,049	8.00%	$261,312	10.00%

Tier 1 Capital (to Risk-Weighted Assets)	314,778	12.05%	156,787	6.00%	209,049	8.00%

Common Equity Tier 1 Capital (to Risk-Weighted Assets)	279,778	10.71%	117,590	4.50%	169,853	6.50%

Tier 1 Capital (to 4th Qtr. Average Assets)	314,778	6.78%	185,657	4.00%	232,072	5.00%

16.     Income Taxes

The current and deferred components of income tax (benefit) expense for the years ended December 31, are as follows:

	2018	2017	2016
(dollars in thousands)

Current expense:

Federal	$2,637	$3,628	$3,875

State	697	412	439

Total current expense	3,334	4,040	4,314

Deferred (benefit) expense:

Federal	(1,238)	6,496	(4,450)

State	(528)	422	(334)

Valuation Allowance	—	—	108

Total deferred (benefit) expense	(1,766)	6,918	(4,676)

Provision for income taxes	$1,568	$10,958	$(362)

Income tax accounts included in other assets at December 31, are as follows:

	2018	2017
(dollars in thousands)

Currently receivable	$13,194	$15,940

Deferred income tax asset, net	20,321	20,892

Total	$33,515	$36,832

Notes to Consolidated Financial Statements — (Continued)

Differences between income tax (benefit) expense at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2018	2017	2016
(dollars in thousands)

Federal income tax expense at statutory rates	$7,934	$11,308	$8,218

State income tax, net of federal income tax benefit	134	550	69

Insurance income	(176)	(371)	(406)

Effect of tax-exempt interest	(6,510)	(8,683)	(8,259)

Net tax credit	(349)	(341)	(395)

Valuation Allowance	—	—	108

Deferred tax remeasurement	—	8,448	—

Other	535	47	303

Total	$1,568	$10,958	$(362)

Effective tax rate	4.15%	32.95%	(1.50)%

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2018	2017
(dollars in thousands)

Deferred income tax assets:

Allowance for loan losses	$8,058	$7,855

Deferred compensation	8,184	7,555

Pension and SERP liability	6,506	8,436

Unrealized losses on securities transferred to held-to-maturity	912	1,303

Depreciation	908	631

Accrued bonus	717	—

Charitable contributions carryforward	389	442

Acquisition premium	—	17

Nonaccrual interest	109	97

Limited partnerships	19	21

Investments write down	17	17

Other	145	173

Gross deferred income tax asset	25,964	26,547

Valuation allowance	(108)	(108)

Gross deferred income tax asset, net of valuation allowance	25,856	26,439

Notes to Consolidated Financial Statements — (Continued)

	2018	2017
(dollars in thousands)

Deferred income tax liabilities:

Pension liability	(4,436)	(4,403)

Deferred origination costs	(524)	(481)

Prepaid expenses	(228)	(248)

Mortgage servicing rights	(345)	(429)

Unrealized (gains) losses on securities available-for-sale	(2)	14

Gross deferred income tax liability	(5,535)	(5,547)

Deferred income tax asset net	$20,321	$20,892

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2018, with the exception of a $108,000 valuation allowance on a charitable contribution carryforward that has a remaining carryforward period of 3-4 years. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowers the Company’s federal tax rate from 34% to 21%. The Company remeasured its deferred taxes at 21% as of the enactment date and recorded additional tax expense of $8,448,000. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. Accordingly, the full amount of the alternative minimum tax credit carryforward will be recovered in tax years beginning before 2022. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards.

The Company is in an Alternative Minimum Tax (“AMT”) credit position. As the AMT has been repealed and the existing credit is refundable, the AMT credit, totaling $13,415,000, has been reclassified to currently receivable. Of this amount, the Company expects to recover $7,853,000 with the filing of its 2018 federal tax return. The Company and its subsidiaries file a consolidated federal tax return. The Company is subject to federal and state examinations for tax years after December 31, 2014.

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

Notes to Consolidated Financial Statements — (Continued)

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

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2019 to 2023 are $1,548,000, $1,697,000, $1,886,000, $1,985,000, and $2,081,000, respectively. The aggregate benefits expected to be paid in the five years from 2024 to 2028 are $12,525,000.

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

Notes to Consolidated Financial Statements — (Continued)

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value. Classification within the fair value hierarchy table is based upon the lowest level of any input that is significant to the fair value measurement:

The fair value of plan assets and major categories as of December 31, 2018, is as follows:

Description	Percent	NAV	Level 1	Level 2	Level 3	Total
(dollars in thousands)

Collective Funds	5.6%	$2,504	$2,504	$—	$—	$2,504

Equity Securities	10.9%	4,863	4,863	—	—	4,863

Diversified Mutual Funds	30.7%	13,612	13,612	—	—	13,612

Short-term investments	0.1%	60	60	—	—	60

Total investments measured in the fair value hierarchy	47.3%	21,039	21,039	—	—	21,039

Investments measured at net asset value(1)	52.7%	23,398	—	—	—	23,398

	100.0%	$44,437	$21,039	$—	$—	$44,437

(1)	In accordance with Subtopic 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

The fair value of plan assets and major categories as of December 31, 2017, is as follows::

Description	Percent	NAV	Level 1	Level 2	Level 3	Total
(dollars in thousands)

Collective Funds	3.6%	$1,741	$1,741	$—	$—	$1,741

Equity Securities	10.7%	5,195	5,195	—	—	5,195

Diversified Mutual Funds	17.8%	8,615	8,615	—	—	8,615

Short-term investments	7.9%	3,836	3,836	—	—	3,836

Total investments measured in the fair value hierarchy	40.0%	19,387	19,387	—	—	19,387

Investments measured at net asset value(1)	60.0%	29,035	—	—	—	29,035

	100.0%	$48,422	$19,387	$—	$—	$48,422

(1)	In accordance with Subtopic 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

INVESTMENTS MEASURED USING THE NET ASSET VALUE PER SHARE PRACTICAL EXPEDIENT

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient.

There are no participant redemption restrictions for these investments.

Notes to Consolidated Financial Statements — (Continued)

The investments measured using the net asset value per share practical expedient as of December 31, 2018, is as follows:

	Percent	Fair Value
(dollars in thousands)

Collective Funds by Category:

Equity	20.8%	$9,204

Diversified	0.0%	—

US debt securities	12.1%	5,386

International equities	9.7%	4,311

Limited Partnerships by Category:

Emerging markets	2.9%	1,289

Multi-strategy	1.9%	826

Hedge Funds by Category:

Multi-strategy(1)	3.6%	1,593

Global opportunities(2)	0.3%	150

Private investment entities and/or separately managed accounts(3)	1.4%	639

	52.7%	$23,398

The investments measured using the net asset value per share practical expedient as of December 31, 2017, is as follows:

	Percent	Fair Value
(dollars in thousands)

Collective Funds by Category:

Equity	31.6%	$15,304

Diversified	0.7%	344

US debt securities	9.4%	4,569

International equities	9.1%	4,419

Limited Partnerships by Category:

Emerging markets	2.8%	1,353

Multi-strategy	1.5%	705

Hedge Funds by Category:

Multi-strategy(1)	3.5%	1,674

Global opportunities(2)	0.7%	345

Private investment entities and/or separately managed accounts(3)	0.7%	322

	60.0%	$29,035

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

Notes to Consolidated Financial Statements — (Continued)

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

The benefits expected to be paid in each year from 2019 to 2023 are $2,423,000, $2,470,000, $2,377,000, $2,425,000 and $2,661,000, respectively. The aggregate benefits expected to be paid in the five years from 2024 to 2028 are $16,532,000.

Notes to Consolidated Financial Statements — (Continued)

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2018	2017	2018	2017
(dollars in thousands)

Change projected in benefit obligation

Benefit obligation at beginning of year	$47,065	$42,255	$42,579	$38,610

Service cost	1,411	1,241	1,107	1,582

Interest cost	1,481	1,450	1,386	1,382

Actuarial (gain)/loss	(8,263)	3,456	(3,591)	2,087

Benefits paid	(1,185)	(1,337)	(1,076)	(1,082)

Projected benefit obligation at end of year	$40,509	$47,065	$40,405	$42,579

Change in plan assets

Fair value of plan assets at beginning of year	$48,422	$37,447

Actual return on plan assets	(2,800)	5,312

Employer contributions	—	7,000

Benefits paid	(1,185)	(1,337)

Fair value of plan assets at end of year	$44,437	$48,422

(Unfunded) Funded status	$3,928	$1,357	$(40,405)	$(42,579)

Accumulated benefit obligation	$40,509	$47,065	$36,984	$40,375

Weighted-average assumptions as of December 31

Discount rate — Liability	4.76%	3.49%	4.79%	3.42%

Discount rate — Expense	3.49%	3.99%	3.42%	3.85%

Expected return on plan assets	8.00%	8.00%	NA	NA

Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

Components of net periodic benefit cost

Service cost	$1,411	$1,241	$1,107	$1,582

Interest cost	1,481	1,450	1,386	1,382

Expected return on plan assets	(3,813)	(2,985)	—	—

Recognized prior service cost	(100)	(104)	114	114

Recognized net losses	904	903	706	636

Net periodic cost (benefit)	$(117)	$505	$3,313	$3,714

Other changes in plan assets and benefit obligations recognized in other comprehensive income

Amortization of prior service cost	$100	$104	$(114)	$(114)

Net (gain) loss	(2,554)	409	(4,298)	1,752

Total recognized in other comprehensive income	(2,454)	513	(4,412)	1,638

Total recognized in net periodic benefit cost and other comprehensive income	$(2,571)	$1,018	$(1,099)	$5,352

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2018			December 31, 2017
	Plan	Supplemental Plan	Total	Plan	Supplemental Plan	Total
(dollars in thousands)

Prior service cost	$—	$(421)	$(421)	$100	$(535)	$(435)

Net actuarial loss	(11,854)	(10,870)	(22,724)	(14,408)	(15,168)	(29,576)

Total	$(11,854)	$(11,291)	$(23,145)	$(14,308)	$(15,703)	$(30,011)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2018, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan

Amortization of prior service cost to be recognized in 2019	$—	$114

Amortization of loss to be recognized in 2019	916	435

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

At December 31, 2018, the discount rate was determined by preparing an analysis of the respective plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits.

This methodology more accurately matches yields to the expected benefit payments than the previous method. The discount rate used is an estimate of the rate at which the plans could settle their obligations. Rather than using a rate and curve developed using a bond portfolio, this method selects individual bonds to match to the expected cash flows of the Plans. This provides a more accurate depiction of the true cost to the plans to settle the obligations as the Plans could theoretically go into the marketplace and purchase the specific bonds used in the analysis in order to settle the obligations of the Plans.

The financial impact of the enhanced estimate to the discount rate amounted to approximately $6,800,000 decrease in the projected benefit obligations for the combined plans.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $454,000 for 2018, $445,000 for 2017 and $418,000 for 2016. Administrative costs associated with the plan are absorbed by the Company.

Notes to Consolidated Financial Statements — (Continued)

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $2,355,000, $1,859,000 and $1,418,000 in 2018, 2017, and 2016, respectively.

The Company does not offer any postretirement programs other than pensions.

18.    Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2018. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

On November 13, 2018, the complaint was dismissed with prejudice, effectively barring the plaintiff from ever rebringing the case against the Bank.

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

Notes to Consolidated Financial Statements — (Continued)

Contract or Notional Amount

	2018	2017
(dollars in thousands)

Financial instruments whose contract amount represents credit risk:

Commitments to originate 1–4 family mortgages	$5,075	$5,748

Standby and commercial letters of credit	4,258	5,520

Unused lines of credit	553,045	434,618

Unadvanced portions of construction loans	28,746	15,152

Unadvanced portions of other loans	20,305	35,602

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

20.    Other Operating Expenses

Year ended December 31,	2018	2017	2016
(dollars in thousands)

Marketing	$2,346	$2,315	$2,185

Software maintenance/amortization	2,002	1,859	1,863

Legal and audit	1,444	1,543	1,255

Contributions	1,077	993	789

Processing services	1,740	1,160	1,040

Consulting	1,464	1,199	1,168

Postage and delivery	1,021	966	987

Supplies	987	945	948

Telephone	946	1,020	1,032

Directors’ fees	438	440	413

Insurance	420	308	323

Pension	678	1,396	1,532

Other	1,725	1,845	1,812

Total	$16,288	$15,989	$15,347

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

Notes to Consolidated Financial Statements — (Continued)

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

LOANS

The fair value of loans is estimated using the exit price notion consistent with Topic 820, Fair Value Measurement. Fair value is determined based on a discounted cash flow analysis. The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For certain non-performing assets fair value is determined based on the estimated values of the underlying collateral of individual analysis of receipts.

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

Notes to Consolidated Financial Statements — (Continued)

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
(dollars in thousands)

December 31, 2018

Financial assets:

Securities held-to-maturity	$2,046,647	$1,991,421	$—	$1,991,421	$—

Loans(1)	2,257,035	2,279,712	—	—	2,279,712

Financial liabilities:

Time deposits	560,579	559,988	—	559,988	—

Other borrowed funds	202,378	203,122	—	203,122	—

Subordinated debentures	36,083	36,083	—	36,083	—

December 31, 2017

Financial assets:

Securities held-to-maturity	$1,701,233	$1,668,827	$—	$1,668,827	$—

Loans(1)	2,149,689	2,094,517	—	—	2,094,517

Financial liabilities:

Time deposits	625,361	627,517	—	627,517	—

Other borrowed funds	347,778	349,364	—	349,364	—

Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Notes to Consolidated Financial Statements — (Continued)

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

The Company applied Topic 606 using the cumulative effect method. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the years ended December 31, 2018, 2017, and 2016 as a result of adopting Topic 606.

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

a. Revenue earned at a point in time — Examples of revenue earned at a point in time are ATM transaction fees, wire transfer fees, NSF fees, credit and debit card interchange fees and foreign exchange transaction fees. Revenue is generally derived from transactional information accumulated by our systems and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is the principal in each of these contracts, with the exception of credit and debit card interchange fees, in which case we are acting as the agent and record revenue net of expenses paid to the principal.

b. Revenue earned over time — The Company earns revenue from contracts with customers in a variety of ways in which the revenue is earned over a period of time – generally monthly or quarterly. Examples of this type of revenue are deposit account service fees, lockbox fees, investment management fees, merchant referral services, and safe deposit box fees. Account service charges, management fees and referral fees are recognized on a monthly basis while any transaction based income is recorded as the activity occurs. Revenue is primarily

Notes to Consolidated Financial Statements — (Continued)

based on the number and type of transactions or assets managed and is generally derived from transactional information accumulated by our systems. Revenue is recorded in the same period as the related transactions occur or services are rendered to the customer.

D. Disaggregation of revenue

The following table presents total revenues as presented in the Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As illustrated here, the vast majority of our revenues are specifically excluded from the scope of Topic 606.

	Year ended December 31, 2018	Revenue from Contracts in Scope of Topic 606	Year ended December 31, 2017	Revenue from Contracts in Scope of Topic 606	Year ended December 31, 2016	Revenue from Contracts in Scope of Topic 606
(dollars in thousands)

Total net interest income	$92,576	$—	$85,616	$—	$74,082	$—

Noninterest income:

Service charges on deposit accounts	8,560	8,560	8,586	8,586	7,907	7,907

Lockbox fees	3,274	3,274	3,290	3,290	3,164	3,164

Brokerage commissions	348	—	353	—	315	—

Net gains on sales of securities	302	—	47	—	64	—

Gains on sales of mortgage loans	—	—	370	—	1,331	—

Other income	3,764	2,536	3,906	2,429	3,441	1,966

Total noninterest income	16,248	14,370	16,552	14,305	16,222	13,037

Total revenues	$108,824	$14,370	$102,168	$14,305	$90,304	$13,037

The following table provides information about receivables with customers.

December 31,	2018	2017	2016
(dollars in thousands)

Receivables, which are included in “Other assets”	$1,205	$1,009	$340

Notes to Consolidated Financial Statements — (Continued)

23.     Quarterly Results of Operations (unaudited)

2018 Quarters	Fourth	Third	Second	First
(in thousands, except share data)

Interest income	$37,453	$34,765	$33,408	$31,430

Interest expense	13,748	11,561	10,209	8,962

Net interest income	23,705	23,204	23,199	22,468

Provision for loan losses	450	—	450	450

Net interest income after provision for loan losses	23,255	23,204	22,749	22,018

Other operating income	4,164	4,169	3,722	4,193

Operating expenses	17,185	17,348	17,159	18,001

Income before income taxes	10,234	10,025	9,312	8,210

Provision for income taxes	309	444	314	501

Net income	$9,925	$9,581	$8,998	$7,709

Share data:

Average shares outstanding, basic

Class A	3,608,329	3,608,329	3,608,029	3,608,029

Class B	1,959,580	1,959,580	1,959,880	1,959,880

Average shares outstanding, diluted

Class A	5,567,909	5,567,909	5,567,909	5,567,909

Class B	1,959,580	1,959,580	1,959,880	1,959,880

Earnings per share, basic

Class A	$2.16	$2.09	$1.96	$1.68

Class B	$1.08	$1.04	$0.98	$0.84

Earnings per share, diluted

Class A	$1.78	$1.72	$1.62	$1.38

Class B	$1.08	$1.04	$0.98	$0.84

Notes to Consolidated Financial Statements — (Continued)

2017 Quarters	Fourth	Third	Second	First
(in thousands, except share data)

Interest income	$29,470	$28,521	$28,806	$26,639

Interest expense	7,768	7,168	6,701	6,183

Net interest income	21,702	21,353	22,105	20,456

Provision for loan losses	450	450	490	400

Net interest income after provision for loan losses	21,252	20,903	21,615	20,056

Other operating income	4,410	3,942	4,291	3,909

Operating expenses	15,992	16,205	17,197	17,725

Income before income taxes	9,670	8,640	8,709	6,240

Provision for income taxes	9,645	617	552	144

Net income	$25	$8,023	$8,157	$6,096

Share data:

Average shares outstanding, basic

Class A	3,605,829	3,605,829	3,603,729	3,600,729

Class B	1,962,080	1,962,080	1,964,180	1,967,180

Average shares outstanding, diluted

Class A	5,567,909	5,567,909	5,567,909	5,567,909

Class B	1,962,080	1,962,080	1,964,180	1,967,180

Earnings per share, basic

Class A	$0.01	$1.75	$1.78	$1.33

Class B	$—	$0.87	$0.89	$0.66

Earnings per share, diluted

Class A	$—	$1.44	$1.47	$1.09

Class B	$—	$0.87	$0.89	$0.66

24.     Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2018 and 2017 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2018, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

Notes to Consolidated Financial Statements — (Continued)

BALANCE SHEETS

December 31,	2018	2017
(dollars in thousands)

ASSETS:

Cash	$1,263	$1,981

Investment in subsidiary, at equity	322,775	283,881

Other assets	16,991	16,833

Total assets	$341,029	$302,695

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities	$4,507	$6,315

Subordinated debentures	36,083	36,083

Stockholders’ equity	300,439	260,297

Total liabilities and stockholders’ equity	$341,029	$302,695

STATEMENTS OF INCOME

Year Ended December 31,	2018	2017	2016
(dollars in thousands)

Income:

Dividends from subsidiary	$4,750	$2,500	$2,000

Interest income from deposits in bank	—	1	3

Other income	53	34	28

Total income	4,803	2,535	2,031

Interest expense	1,474	1,121	937

Operating expenses	225	209	220

Income before income taxes and equity in undistributed income of subsidiary	3,104	1,205	874

Benefit from income taxes	(347)	(440)	(383)

Income before equity in undistributed income of subsidiary	3,451	1,645	1,257

Equity in undistributed income of subsidiary	32,762	20,656	23,277

Net income	$36,213	$22,301	$24,534

Notes to Consolidated Financial Statements — (Continued)

STATEMENTS OF CASH FLOWS

December 31,	2018	2017	2016
(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$36,213	$22,301	$24,534

Adjustments to reconcile net income to net cash provided by operating activities

Undistributed income of subsidiary	(32,762)	(20,656)	(23,277)

Increase in other assets	(158)	(6,498)	(1,527)

(Decrease) increase in liabilities	(1,808)	6,266	9

Net cash provided by (used in) operating activities	1,485	1,413	(261)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash dividends paid	(2,203)	(2,200)	(2,201)

Net cash used in financing activities	(2,203)	(2,200)	(2,201)

Net (decrease) in cash	(718)	(787)	(2,462)

Cash at beginning of year	1,981	2,768	5,230

Cash at end of year	$1,263	$1,981	$2,768

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes, collectively, the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

March 15, 2019

Report of Independent Registered Public Accounting Firm

KPMG LLP

Independent Registered Public Accounting Firm

Two Financial Center

60 South Street

Boston, Massachusetts 02111-2759

The Board of Directors and Stockholders

Century Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Century Bancorp, Inc. and its subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes, collectively, the consolidated financial statements, and our report dated March 15, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 15, 2019

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 100.

Barry R. Sloane	William P. Hornby, CPA
President & CEO	Chief Financial Officer & Treasurer

March 15, 2019

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position

George R. Baldwin	75	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Stephen R. Delinsky	74	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Louis J. Grossman	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Russell B. Higley, Esquire	79	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Jackie Jenkins-Scott	69	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Linda Sloane Kay	57	Director, Century Bancorp, Inc.; Director and Executive Vice President, Century Bank and Trust Company

Fraser Lemley	78	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Joseph P. Mercurio	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Joseph J. Senna, Esquire	79	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Jo Ann Simons	65	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Barry R. Sloane	63	Director, President and Chief Executive Officer, Century Bancorp, Inc.; Director, President and Chief Executive Officer, Century Bank and Trust Company

Marshall M. Sloane	92	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company

George F. Swansburg	76	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Jon Westling	76	Director, Century Bancorp, Inc., and Century Bank and Trust Company

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

Mr. Mercurio became a director of the Company in 1990 and a director of Century Bank and Trust Company in 1995 and voluntarily resigned in 2004. He was then re-elected in 2010. In December, 2010, Mr. Mercurio retired as Executive Vice President of Boston University having completed 38 years of service. He subsequently served as Senior Vice President for Administration and Finance and Senior Advisor to the President at Quincy College; and now serves as an independent consultant in the field of higher administration and education. Mr. Mercurio’s experience in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

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

Mr. Barry R. Sloane has been a director of the Company and Century Bank and Trust Company since 1997. Mr. Sloane is President and CEO of Century Bancorp and President and CEO of Century Bank and Trust Company. Mr. Sloane is also Treasurer and a trustee of the Savings Bank Employee Retirement System (SBERA). Mr. Sloane’s experience at the Company as well as his experience at other financial services companies and expertise in the financial services industry has qualified him to serve as director of the Company.

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

Marshall M. Sloane	Chairman of the Board of the Company and Century Bank and Trust Company. Mr. Sloane is 92 years old.

Barry R. Sloane	Director, President and CEO; Director, President and CEO, Century Bank and Trust Company. Mr. Sloane is 63 years old.

William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 52 years old. He joined the Company in 2007.

Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 55 years old. He joined the Company in 1999.

Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 58 years old. He joined the Company in 1989.

Linda Sloane Kay	Executive Vice President, Century Bank and Trust Company with responsibility for business development. Ms. Kay is 57 years old. She joined the Company in 1983.

David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 63 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee was composed of four directors during 2018, Joseph J. Senna, Chair, Stephen R. Delinsky, Jo Ann Simons, and Jon Westling, each of whom the Board of Directors has determined is independent under current

FINRA listing standards. The Board of Directors has determined that Mr. Senna and Ms. Jo Ann Simons qualify as “audit committee financial experts”, as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and the Massachusetts Division of Banks in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, and any written representations furnished to the Company, none of the Company’s officers or Directors failed to file on a timely basis reports required by Section 16 of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2018, or in prior fiscal years.

Based solely on a review of Forms 4 filed with the SEC during the fiscal year ended December 31, 2018, the Company believes a beneficial owner of more than 10% of the Company’s Class A Common Stock, James J. Filler, timely filed all reports he was required to file during the aforementioned fiscal year except 31 (thirty-one) reports covering 57 (fifty-seven) transactions that were filed late by Mr. Filler. Based solely on a review of Forms 5 filed with the SEC during such fiscal year, Mr. Filler did not file a Form 5 in such fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2018.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision and did not award stock incentive awards for fiscal year 2018. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2018.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2018. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2018.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2018 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 114 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 115.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2018 and received matching contributions up to a maximum of $5,500. The plan is currently administered by SBERA and BPAS.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and highest three year average compensation. The 2018 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 116.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired life insurance policies providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane has elected 50% joint and survivor annuity. Under this plan he received $523,639 in 2018.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane, a 5% salary increase in 2018. In recognition of the Company’s solid financial performance in 2018, the Company also granted a $280,800 cash bonus payable to Mr. Barry R. Sloane.

The 2018 total compensation for the Chief Executive Officer was $1,032,023, as shown in the Summary Compensation Table. The 2018 estimated median compensation for the Company was $48,194. The CEO total compensation was approximately 21 times the total compensation of the median employee calculated in the same manner. In determining the median employee, a listing was prepared of all employees as of December 31, 2018. Compensation was annualized for those employees that were not employed for the full year of 2018.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for each of the following Named Executive Officers, Linda Sloane Kay, Paul Evangelista, David Woonton, William Hornby and Brian Feeney increased 5% in 2018. In light of the Company’s financial performance in 2018, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $425,671 per year during 2018 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. In recognition of the Company’s financial performance, the Company also awarded Mr. Sloane a special Director’s bonus for 2018 as noted on the Summary Compensation Table.

Employment Agreement

The Company has an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

/s/ Fraser Lemley, Chairman

/s/ Joseph Mercurio

/s/ Jon Westling

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2018 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($) (1)	Total ($)

Marshall M. Sloane(2)	2018	—	—	—	—	—	1,500,739	1,500,739

Chairman of the Board,	2017	—	—	—	—	—	1,280,741	1,280,741

Century Bancorp, Inc. and	2016	—	—	—	—	—	1,124,822	1,124,822

Century Bank and Trust Company

Barry R. Sloane	2018	684,844	280,800	—	—	21,774	44,605	1,032,023

President and CEO, Century	2017	652,232	240,000	—	—	1,103,884	59,042	2,055,158

Bancorp, Inc. and Century Bank	2016	621,174	200,000	—	—	1,098,238	55,122	1,974,534

and Trust Company

David B. Woonton	2018	406,202	119,340	—	—	35,136	8,429	569,107

Executive Vice President,	2017	386,859	79,936	—	—	137,891	7,541	612,227

Century Bank and Trust Company	2016	368,437	66,613	—	—	284,037	10,771	729,858

Paul A. Evangelista	2018	406,202	119,340	—	—	3,581	12,317	541,440

Executive Vice President,	2017	386,859	79,936	—	—	488,865	8,814	964,474

Century Bank and Trust Company	2016	368,437	66,613	—	—	225,130	9,279	669,459

Linda Sloane Kay	2018	406,202	119,340	—	—	105,491	28,961	659,994

Executive Vice President	2017	386,859	102,000	—	—	661,850	22,835	1,173,544

Century Bank and Trust Company	2016	368,437	85,000	—	—	430,658	22,481	906,576

Brian J. Feeney	2018	369,351	100,000	—	—	55,544	22,959	547,854

Executive Vice President,	2017	351,763	77,986	—	—	552,360	17,555	999,664

Century Bank and Trust Company	2016	335,012	64,988	—	—	361,405	17,047	778,452

William P. Hornby	2018	369,338	100,000	—	—	—	20,583	489,921

Chief Financial Officer and	2017	351,750	78,000	—	—	439,310	14,914	883,974

Treasurer, Century Bancorp, Inc.	2016	335,000	65,000	—	—	265,483	15,398	680,881

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

(2)

This amount, for 2018, includes $425,671 for consulting services, $804,404 amounts attributable to term insurance premiums for the Supplemental Executive Insurance/Retirement Plan, $40,800 for Director fees, $229,864 for bonus, health insurance premiums and Medicare reimbursements.

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2018 ($)(1)	Payments During Last Fiscal Year 12/31/2018 ($)

Marshall M. Sloane	Defined Benefit	33	484,197	94,261

Chairman of the Board	Pension Plan

Barry R. Sloane	Defined Benefit	15	358,839	—

President and CEO	Pension Plan

David B. Woonton	Defined Benefit	19	868,746	—

Executive Vice President,	Pension Plan

Century Bank and Trust Company

Paul A. Evangelista	Defined Benefit	19	637,238	—

Executive Vice President,	Pension Plan

Century Bank and Trust Company

Linda Sloane Kay	Defined Benefit	18	436,892	—

Executive Vice President	Pension Plan

Century Bank and Trust Company

Brian J. Feeney	Defined Benefit	29	711,971	—

Executive Vice President,	Pension Plan

Century Bank and Trust Company

William P. Hornby(2)	Defined Benefit	—	—	—

Chief Financial Officer and Treasurer	Pension Plan

(1)

The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.10% and the mortality table used is the RP 2014 adjusted to 2006 with projection MP 2018.

(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2018 ($)(1)	Payments During Last Fiscal Year- 12/31/2018 ($)

Marshall M. Sloane(2)	Supplemental Executive	33	2,480,542	523,639

Chairman of the Board	Insurance/Retirement Plan

Barry R. Sloane(2)	Supplemental Executive	17	7,933,305	—

President and CEO	Insurance/Retirement Plan

David B. Woonton(2)	Supplemental Executive	19	3,329,902	—

Executive Vice President,	Insurance/Retirement Plan

Century Bank and Trust Company

Paul A. Evangelista(2)	Supplemental Executive	19	2,706,944	—

Executive Vice President,	Insurance/Retirement Plan

Century Bank and Trust Company

Linda Sloane Kay(2)	Supplemental Executive	10	2,139,485	—

Executive Vice President,	Insurance/Retirement Plan

Century Bank and Trust Company

Brian J. Feeney(2)	Supplemental Executive	11	1,929,541	—

Executive Vice President,	Insurance/Retirement Plan

Century Bank and Trust Company

William P. Hornby(2)	Supplemental Executive	10	1,496,330	—

Chief Financial Officer and Treasurer	Insurance/Retirement Plan

(1)

The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 4.79% and the mortality table used is RP 2014 adjusted to 2006 White Collar Mortality Table with projection MP 2018.

(2)

As of January 1, 2018, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 100%, 100%, 100%, 70.0%, 62.5% and 62.5% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $17,600 retainer per year, $350 per Company Board meeting attended, $900 per Bank Board meeting attended and $750 per committee meeting attended. Joseph Senna receives $2,400 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2018

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

George R. Baldwin	41,400	—	41,400

Stephen R. Delinsky	37,400	—	37,400

Louis Grossman	41,000	—	41,000

Russell B. Higley	37,550	—	37,550

Jackie Jenkins-Scott	41,000	—	41,000

Linda Sloane Kay	—	—	—

Fraser Lemley	44,300	—	44,300

Joseph P. Mercurio	35,900	—	35,900

Joseph J. Senna	50,150	—	50,150

Jo Ann Simons	41,300	—	41,300

Barry R. Sloane	—	—	—

Marshall M. Sloane(1)	—	—	—

George F. Swansburg(2)	44,900	14,500	59,400

Jon Westling	25,800	—	25,800

(1)	Amounts paid are listed in the Summary Compensation Table.

(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2018, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2018, there were 3,608,329 shares of Class A Common Stock and 1,959,580 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned		% B Owned

James J. Filler(6)	665,363		18.44%
2964 Shook Hill Parkway, Birmingham, AL 35223

Marshall M. Sloane(a)	31,617	(1)	0.88%	1,721,841	(2)	87.87%
400 Mystic Avenue, Medford, MA 02155

George R. Baldwin(a)	5,819		0.16%

Stephen R. Delinsky(a)	2,996	(5)	0.08%

Paul A. Evangelista(b)	7,887		0.22%

Brian J. Feeney(b)	1,936		0.05%

Louis Grossman(a)	100		0.00%

Russell B. Higley, Esquire(a)	4,602		0.13%

William P. Hornby(b)	500		0.01%

Jackie Jenkins-Scott(a)	40		0.00%

Linda Sloane Kay(a)(b)	11,065	(3)	0.31%	60,000		3.06%

Fraser Lemley(a)	23,764		0.66%

Joseph P. Mercurio(a)	100		0.00%

Joseph J. Senna(a)	25,001		0.69%

Jo Ann Simons	100		0.00%

Barry R. Sloane(a)(b)	4,822	(4)	0.13%

George F. Swansburg(a)	32,251		0.89%

Jon Westling(a)	9,324		0.26%

David B. Woonton(b)	800		0.02%

All directors and officers as a group (18 in number)	162,724		4.51%	1,781,841		90.93%

(a)	Denotes director of the Company.

(b)	Denotes officer of the Company or one of its subsidiaries.

(1)	Includes 2,500 shares owned by Mr. Sloane’s spouse and also includes 16,899 shares held in trust for Mr. Sloane’s grandchildren.

(2)

Includes 1,500 shares owned by Mr. Sloane’s spouse, 1,720,341 shares held by Sloane Family Enterprises LP, and does not include 60,000 shares owned by Linda Sloane Kay. Mr. Sloane disclaims beneficial ownership of such 60,000 shares and 1,720,341 shares held by Sloane Family Enterprises LP.

(3)	Includes 10,196 shares owned by Ms. Kay’s spouse.

(4)	Includes 40 shares owned by Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Includes 3,111 shares pledged.

(5)	Includes 259 shares owned by Mr. Delinsky’s children.

(6)	The Company has relied upon the information set forth in the Form 4 filed with the SEC by James J. Filler on January 8, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Description of Fees	Fiscal 2018 Amount	Fiscal 2017 Amount

Audit fees(1)	$500,000	$495,000

Audit-related fees	—	—

Tax fees(2)	51,500	50,000

Other fees	—	—

	$ 551,500	$ 545,000

(1)	includes fees for annual audit, review of quarterly financial statements, and internal control attestations.

(2)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2018 and 2017

Consolidated Statements of Income — Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity-Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows-Years Ended December 31, 2018, 2017, and 2016

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).(p)
3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.
3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.
4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).(p)
4.2	Century Bancorp, Inc. 401(K) Plan.
4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.
10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.
10.3	The Century Bancorp, Inc. Supplemental Executive Retirement and Insurance Plan, as amended and restated effective as of December 31, 2016, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2018.
10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.
10.5	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.6	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.7	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.8	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.
10.9	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.
10.10	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.11	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.
10.12	Severance agreement among Century Bancorp, Inc., Century Bank and Trust Company and Jonathan G. Sloane dated April 30, 2010 incorporated by reference previously filed with an 8-K on May 14, 2010.
14	Code of ethics, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 9, 2016.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.
32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Definition Linkbase.
(P)	Paper filing

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

(c) Financial Statement required by Regulation S-X.

Schedules to Consolidated Financial Statements required by Regulation S-X are not required under the re lated instructions or are inapplicable, and therefore have been omitted.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2019.

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