Form 10-Q
period 2019-03-31
CENTURY BANCORP INC
filed 2019-05-09
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $1.00 par value	CNBKA	Nasdaq Global Market
(Title of class)	Trading Symbol(s)	(Name of Exchange)

As of April 30, 2019, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,610,329 Shares
Class B Common Stock, $1.00 par value	1,957,580 Shares

Century Bancorp, Inc.

Index

		Page Number
Part I	Financial Information	3
	Forward Looking Statements

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets: March 31, 2019 and December 31, 2018	4
	Consolidated Statements of Income: Three Months Ended March 31, 2019 and 2018	5
	Consolidated Statements of Comprehensive Income: Three Months Ended March 31, 2019 and 2018	6
	Consolidated Statements of Changes in Stockholders’ Equity: Three Months Ended March 31, 2019 and 2018	7
	Consolidated Statements of Cash Flows: Three Months Ended March 31, 2019 and 2018	8

	Notes to Consolidated Financial Statements	9 - 32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33 - 42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	Other Information
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

Signatures		44

Exhibits	Ex-31.1
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

PART I – Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$77,121	$89,540
Federal funds sold and interest-bearing deposits in other banks	301,240	252,963

Total cash and cash equivalents	378,361	342,503
Securities available-for-sale, amortized cost $345,709 and $336,751, respectively	345,089	336,759
Securities held-to-maturity, fair value $2,074,443 and $1,991,421, respectively	2,110,555	2,046,647
Federal Home Loan Bank of Boston, stock at cost	14,244	17,974
Equity securities, amortized cost $1,635 and $1,635, respectively	1,649	1,596
Loans, net:
Construction and land development	13,305	13,628
Commercial and industrial	767,436	761,625
Municipal	105,288	97,290
Commercial real estate	746,703	750,362
Residential real estate	349,966	348,250
Consumer	21,562	21,359
Home equity	305,839	292,340
Overdrafts	561	724

Total loans, net	2,310,660	2,285,578
Less: allowance for loan losses	28,848	28,543

Net loans	2,281,812	2,257,035
Bank premises and equipment	24,494	23,921
Accrued interest receivable	14,464	14,406
Goodwill	2,714	2,714
Other assets	132,684	120,380

Total assets	$5,306,066	$5,163,935

Liabilities
Deposits:
Demand deposits	$764,545	$813,478
Savings and NOW deposits	1,783,987	1,707,019
Money market accounts	1,359,016	1,325,888
Time deposits	542,079	560,579

Total deposits	4,449,627	4,406,964
Securities sold under agreements to repurchase	164,500	154,240
Other borrowed funds	257,148	202,378
Subordinated debentures	36,083	36,083
Due to broker	11,740	—
Other liabilities	77,644	63,831

Total liabilities	4,996,742	4,863,496
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,610,329 shares and 3,608,329 shares, respectively	3,610	3,608
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,957,580 shares and 1,959,580 shares respectively	1,958	1,960
Additional paid-in capital	12,292	12,292
Retained earnings	310,356	301,488

	328,216	319,348
Unrealized losses on securities available-for-sale, net of taxes	(456)	6
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(2,349)	(2,565)
Pension liability, net of taxes	(16,087)	(16,350)

Total accumulated other comprehensive loss, net of taxes	(18,892)	(18,909)

Total stockholders’ equity	309,324	300,439

Total liabilities and stockholders’ equity	$5,306,066	$5,163,935

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2019	2018
Interest income
Loans	$21,309	$18,267
Securities held-to-maturity	13,788	10,288
Securities available-for-sale	2,631	1,992
Federal funds sold and interest-bearing deposits in other banks	1,349	883

Total interest income	39,077	31,430

Interest expense
Savings and NOW deposits	5,466	2,223
Money market accounts	5,343	2,453
Time deposits	2,793	2,363
Securities sold under agreements to repurchase	385	181
Other borrowed funds and subordinated debentures	1,652	1,742

Total interest expense	15,639	8,962

Net interest income	23,438	22,468
Provision for loan losses	375	450

Net interest income after provision for loan losses	23,063	22,018
Other operating income
Service charges on deposit accounts	2,209	2,067
Lockbox fees	1,089	791
Net gains on sales of securities	—	197
Gains on sales of mortgage loans	15	—
Other income	1,114	1,138

Total other operating income	4,427	4,193

Operating expenses
Salaries and employee benefits	11,035	11,225
Occupancy	1,701	1,637
Equipment	783	794
FDIC assessments	373	383
Other	4,298	3,962

Total operating expenses	18,190	18,001

Income before income taxes	9,300	8,210
(Benefit) provision for income taxes	(118)	501

Net income	$9,418	$7,709

Share data:
Weighted average number of shares outstanding, basic
Class A	3,610,329	3,608,029
Class B	1,957,580	1,959,880
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909
Class B	1,957,580	1,959,880
Basic earnings per share:
Class A	$2.05	$1.68
Class B	$1.03	$0.84
Diluted earnings per share
Class A	$1.69	$1.38
Class B	$1.03	$0.84

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended March 31,
	2019	2018
Net income	$9,418	$7,709
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(462)	213
Less: reclassification adjustment for gains included in net income	—	(142)

Total unrealized (losses) gains on securities	(462)	71
Accretion of net unrealized losses transferred	216	381
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	263	293

Other comprehensive income	17	745

Comprehensive income	$9,435	$8,454

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2019 and 2018

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297
Net income	—	—	—	7,709	—	7,709
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $9 in taxes, and $197 in realized gains	—	—	—	—	71	71
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $139 in taxes	—	—	—	—	381	381
Pension liability adjustment, net of $114 in taxes	—	—	—	—	293	293
Adoption of ASU 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—
Adoption of ASU 2016-1, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—
Conversion of Class B Common Stock to Class A Common Stock, 2,200 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(434)	—	(434)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2018	$3,608	$1,960	$12,292	$274,636	$(24,296)	$268,200

Balance at December 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439
Net income	—	—	—	9,418	—	9,418
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $166 in taxes	—	—	—	—	(462)	(462)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $78 in taxes	—	—	—	—	216	216
Pension liability adjustment, net of $103 in taxes	—	—	—	—	263	263
Conversion of Class B Common Stock to Class A Common Stock, 2,300 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $0.12 per share	—	—	—	(433)	—	(433)
Cash dividends paid, Class B common stock, $0.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2019	$3,610	$1,958	$12,292	$310,356	$(18,892)	$309,324

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,418	$7,709
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of mortgage loans	(15)	—
Net gains on sales of securities	—	(197)
Net (gain) loss on equity securities	(53)	9
Provision for loan losses	375	450
Deferred income taxes	104	(680)
Net depreciation and amortization	(468)	592
(Increase) decrease in accrued interest receivable	(58)	335
Decrease in other assets	2,187	3,076
(Decrease) increase in other liabilities	(458)	2,926

Net cash provided by operating activities	11,032	14,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	4,777	3,464
Purchase of Federal Home Loan Bank of Boston stock	(1,047)	(1,735)
Proceeds from calls/maturities of securities available-for-sale	34,927	31,527
Proceeds from sales of securities available-for-sale	—	17,871
Purchase of securities available-for-sale	(34,031)	(19,336)
Proceeds from calls/maturities of securities held-to-maturity	88,027	59,409
Purchase of securities held-to-maturity	(148,500)	(169,974)
Proceeds from life insurance policies	—	375
Net increase in loans	(25,811)	(11,198)
Proceeds from sales of portfolio loans	685	—
Capital expenditures	(1,344)	(508)

Net cash used in investing activities	(82,317)	(90,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(18,500)	(9,539)
Net increase in demand, savings, money market and NOW deposits	61,163	28,368
Cash dividends	(550)	(551)
Net increase (decrease) in securities sold under agreements to repurchase	10,260	(17,430)
Net increase (decrease) in other borrowed funds	54,770	(30,724)

Net cash provided by (used in) financing activities	107,143	(29,876)

Net increase (decrease) in cash and cash equivalents	35,858	(105,761)
Cash and cash equivalents at beginning of period	342,503	356,430

Cash and cash equivalents at end of period	$378,361	$250,669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$15,462	$9,008
Income taxes	(1,265)	225
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(462)	71
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	216	381
Pension liability adjustment, net of taxes	263	293
Change in due to (from) to broker	11,740	10,011

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2019 and 2018

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission.

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

Note 2. Recent Accounting Developments

Recently Adopted Accounting Standards Updates

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminates today’s real estate-specific provisions for all companies. For lessors, this ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. The Company also reviewed contracts to determine if they contain embedded leases. The Company’s balance sheet impact was $15.1 million as of January 1, 2019. This amount was recorded as a right of use asset with a corresponding lease liability.

In July 2018, ASU 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”) was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, ASU 2018-11, “Targeted Improvements” (“ASU 2018-11”) was issued and allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements.” The Company used this optional transition method for the adoption of Topic 842.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of analyzing this ASU, has purchased a software solution and is capturing information needed to implement this update. The Company has started to input information and is in the beginning stages of running the software program. The Company has not determined the impact, if any, as of March 31, 2019.

Securities and Exchange Commission (SEC) ruling:

In August 2018, the SEC issued a final rule that amends certain of the Commission’s disclosure requirements “that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP, or changes in the information environment.” The financial reporting implications of the final rule’s amendments may vary by company, but the changes are generally expected to reduce or eliminate some of an SEC registrant’s disclosure requirements. In limited circumstances, however, the amendments may expand those requirements, including those related to interim disclosures about changes in stockholders’ equity. Under the requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date periods, with subtotals for each interim period.” Beginning with its March 31, 2019 filing, the Company included a reconciliation for the current quarter and year-to-date interim periods as well as the comparative periods of the prior years (i.e., a reconciliation covering each period for which an income statement is presented).

Note 3. Securities Available-for-Sale

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$2,000	$—	$2	$1,998	$2,000	$—	$8	$1,992
U.S. Government Sponsored Enterprises	3,950	—	8	3,942	3,946	—	31	3,915
SBA Backed Securities	72,906	—	318	72,588	70,477	1	284	70,194
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	194,549	228	572	194,205	162,604	536	250	162,890
Privately Issued Residential Mortgage-Backed Securities	653	4	8	649	679	3	10	672
Obligations Issued by States and Political Subdivisions	68,051	56	—	68,107	93,445	58	—	93,503
Other Debt Securities	3,600	41	41	3,600	3,600	37	44	3,593

Total	$345,709	$329	$949	$345,089	$336,751	$635	$627	$336,759

Included in SBA Backed Securities, U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $188,887,000 and $197,304,000 at March 31, 2109 and December 31, 2018, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $35,852,000 and $34,787,000 at March 31, 2019 and December 31, 2018, respectively. There were no sales of available-for-sale securities for the three months ended March 31, 2019. The Company realized gross gains of $197,000 from the proceeds of $17,871,000 from the sales of available-for-sale securities for the three months ended March 31, 2018.

Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2019.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$66,419	$66,413
After one but within five years	101,922	101,815
After five but within ten years	133,284	132,854
More than 10 years	44,084	44,007

Total	$345,709	$345,089

The weighted average remaining life of investment securities available-for-sale at March 31, 2019 was 5.2 years. Included in the weighted average remaining life calculation at March 31, 2019 were $3,950,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $273,776,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of March 31, 2019 and December 31, 2018, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the Obligations Issued by States and Political Subdivisions, Privately Issued Residential Mortgage-Backed Securities and Other Debt Securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019 or December 31, 2018.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 21 and 31 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 183 holdings at March 31, 2019.

	March 31, 2019
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$1,998	$2	$1,998	$2
U.S. Government Sponsored Enterprises	—	—	3,942	8	3,942	8
SBA Backed Securities	19,409	40	53,180	278	72,589	318
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	70,530	278	43,656	294	114,186	572
Privately Issued Residential Mortgage-Backed Securities	—	—	479	8	479	8
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	—	—	459	41	459	41

Total temporarily impaired securities	$89,939	$318	$103,714	$631	$193,653	$949

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

	December 31, 2018
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$1,992	$8	$1,992	$8
U.S. Government Sponsored Enterprises	3,914	31	—	—	3,914	31
SBA Backed Securities	17,950	28	44,323	256	62,273	284
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	19,244	21	45,782	229	65,026	250
Privately Issued Residential Mortgage-Backed Securities	—	—	495	10	495	10
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	—	—	455	44	455	44

Total temporarily impaired securities	$41,108	$80	$93,047	$547	$134,155	$627

Note 4. Investment Securities Held-to-Maturity

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$9,960	$—	$2	$9,958
U.S. Government Sponsored Enterprises	201,327	453	417	201,363	234,228	336	803	233,761
SBA Backed Securities	50,797	—	1,295	49,502	52,051	—	2,065	49,986
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,858,431	5,306	40,159	1,823,578	1,750,408	2,324	55,016	1,697,716

Total	$2,110,555	$5,759	$41,871	$2,074,443	$2,046,647	$2,660	$57,886	$1,991,421

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,499,836,000 and $1,441,059,000 at March 31, 2019 and December 31, 2018, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $305,776,000 and $291,190,000 at March 31, 2019 and December 31, 2018, respectively. There were no sales of held-to-maturity securities for the three months ended March 31, 2019 and March 31, 2018 respectively.

At March 31, 2019 and December 31, 2018, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2019.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$37,216	$37,070
After one but within five years	1,723,841	1,696,173
After five but within ten years	336,847	328,635
More than ten years	12,651	12,565

Total	$2,110,555	$2,074,443

The weighted average remaining life of investment securities held-to-maturity at March 31, 2019 was 4.0 years. Included in the weighted average remaining life calculation at March 31, 2019 were $116,160,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $120,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of March 31, 2019 and December 31, 2018, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019 or December 31, 2018.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio March 31, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 12 and 304 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 487 holdings at March 31, 2019.

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	—	—	74,876	417	74,876	417
SBA Backed Securities	—	—	49,502	1,295	49,502	1,295
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	59,831	439	1,237,048	39,720	1,296,879	40,159

Total temporarily impaired securities	$59,831	$439	$1,361,426	$41,432	$1,421,257	$41,871

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2019	2018
	(in thousands)
Allowance for loan losses, beginning of period	$28,543	$26,255
Loans charged off	(142)	(87)
Recoveries on loans previously charged-off	72	77

Net charge-offs	(70)	(10)
Provision charged to expense	375	450

Allowance for loan losses, end of period	$28,848	$26,695

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2019 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$1,092	$10,998	$1,838	$10,663	$2,190	$365	$1,111	$286	$28,543
Charge-offs	—	(43)	—	—	—	(99)	—	—	(142)
Recoveries	—	18	—	—	—	54	—	—	72
Provision	(81)	183	160	104	(55)	22	(10)	52	375

Ending balance at March 31, 2019	$1,011	$11,156	$1,998	$10,767	$2,135	$342	$1,101	$338	$28,848

Amount of allowance for loan losses for loans deemed to be impaired	$—	$6	$—	$94	$—	$—	$—	$—	$100

Amount of allowance for loan losses for loans not deemed to be impaired	$1,011	$11,150	$1,998	$10,673	$2,135	$342	$1,101	$338	$28,748

Loans:
Ending balance	$13,305	$767,436	$105,288	$746,703	$349,966	$22,123	$305,839	$—	$2,310,660

Loans deemed to be impaired	$—	$320	$—	$2,946	$—	$—	$—	$—	$3,266

Loans not deemed to be impaired	$13,305	$767,116	$105,288	$743,757	$349,966	$22,123	$305,839	$—	$2,307,394

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2107	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255
Charge-offs	—	(5)	—	—	—	(82)	—	—	(87)
Recoveries	—	23	—	—	—	54	—	—	77
Provision	(207)	(5)	—	59	586	(24)	78	(37)	450

Ending balance at March 31, 2018	$1,438	$9,664	$1,720	$9,787	$2,459	$321	$1,067	$239	$26,695

Amount of allowance for loan losses for loans deemed to be impaired	$—	$12	$—	$94	$580	$—	$—	$—	$686

Amount of allowance for loan losses for loans not deemed to be impaired	$1,438	$9,652	$1,720	$9,693	$1,879	$321	$1,067	$239	$26,009

Loans:
Ending balance	$17,583	$758,621	$104,044	$726,440	$300,941	$19,339	$260,179	$—	$2,187,147

Loans deemed to be impaired	$—	$522	$—	$2,528	$2,774	$—	$—	$—	$5,824

Loans not deemed to be impaired	$17,583	$758,099	$104,044	$723,912	$298,167	$19,339	$260,179	$—	$2,181,323

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2019 and December 31, 2018.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2019 and December 31, 2018.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2019 and December 31, 2018 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2019.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$13,305	$762,991	$105,288	$719,367
4 (Monitor)	—	4,125	—	24,390
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	320	—	2,946

Total	$13,305	$767,436	$105,288	$746,703

The following table presents the Company’s loans by risk rating at December 31, 2018.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$13,628	$757,089	$97,290	$723,170
4 (Monitor)	—	4,135	—	24,542
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	401	—	2,650

Total	$13,628	$761,625	$97,290	$750,362

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2019 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$482,374	$62,103	$41,335	$585,812
A1 – A3	181,409	7,605	151,031	340,045
Baa1 – Baa3	—	26,970	118,868	145,838
Ba2	—	6,810	—	6,810

Total	$663,783	$103,488	$311,234	$1,078,505

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$491,247	$54,105	$42,790	$588,142
A1 – A3	172,472	7,605	151,381	331,458
Baa1 – Baa3	—	26,970	118,197	145,167
Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2019 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$13,305	$13,305
Commercial and industrial	138	31	—	169	767,267	767,436
Municipal	—	—	—	—	105,288	105,288
Commercial real estate	422	182	—	604	746,099	746,703
Residential real estate	2,202	119	—	2,321	347,645	349,966
Consumer and overdrafts	2	6	—	8	22,115	22,123
Home equity	1,659	1,164	—	2,823	303,016	305,839

Total	$4,423	$1,502	$—	$5,925	$2,304,735	$2,310,660

Further information pertaining to the allowance for loan losses at December 31, 2018 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$13,628	$13,628
Commercial and industrial	187	115	—	302	761,323	761,625
Municipal	—	—	—	—	97,290	97,290
Commercial real estate	774	190	—	964	749,398	750,362
Residential real estate	2,554	569	—	3,123	345,127	348,250
Consumer and overdrafts	24	14	—	38	22,045	22,083
Home equity	1,108	425	—	1,533	290,807	292,340

Total	$4,647	$1,313	$—	$5,960	$2,279,618	$2,285,578

Impaired loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include: the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2018.

The following is information pertaining to impaired loans for March 31, 2019:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 3/31/19	Interest Income Recognized for 3 Months Ending 3/31/19
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	93	306	—	87	2
Municipal	—	—	—	—	—
Commercial real estate	182	206	—	188	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$275	$512	$—	$275	$2

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	227	228	6	262	3
Municipal	—	—	—	—	—
Commercial real estate	2,764	2,881	94	2,694	24
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,991	$3,109	$100	$2,956	$27

Total:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	320	534	6	349	5
Municipal	—	—	—	—	—
Commercial real estate	2,946	3,087	94	2,882	24
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,266	$3,621	$100	$3,231	$29

The following is information pertaining to impaired loans for December 31, 2018:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 3/31/18	Interest Income Recognized for 3 Months Ending 3/31/18
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	87	291	—	49	—
Municipal	—	—	—	—	—
Commercial real estate	189	212	—	265	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$276	$503	$—	$314	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	314	315	54	388	5
Municipal	—	—	—	—	—
Commercial real estate	2,461	2,575	91	2,278	23
Residential real estate	—	—	—	3,827	6
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,775	$2,890	$145	$6,493	$34

Total:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	401	606	54	437	5
Municipal	—	—	—	—	—
Commercial real estate	2,650	2,787	91	2,543	23
Residential real estate	—	—	—	3,827	6
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,051	$3,393	$145	$6,807	$34

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

There was no troubled debt restructuring that occurred during the three month period ended March 31, 2019. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first three months of 2019.

There was one residential real estate loan and one consumer loan that were modified during the first quarter of 2018. The loans were modified by reducing the interest rates as well as extending the terms on both loans. The pre-modification and post-modification outstanding recorded investment was $2,675,000 for the residential real estate loan that was not accruing interest and had a specific reserve of $575,000. The pre-modification and post-modification outstanding recorded investment was $17,000 for the consumer loan that was accruing and had a specific reserve of $1,000. The financial impact for the modifications was not material. There were no troubled debt restructurings that subsequently defaulted during the first three months of 2018.

Note 6. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018		Affected Line Item in the Statement where Net Income is Presented
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$197		Net gains on sales of investments
Tax (expense) or benefit	—		(55)		Provision for income taxes

Net of tax	$—		$142		Net income

Accretion of unrealized losses transferred	$(294)		$(520)		Interest on securities held-to-maturity
Tax (expense) or benefit	78		139		Provision for income taxes

Net of tax	$(216)		$(381)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(29	) (b)	$(4	) (b)	Salaries and employee benefits
Actuarial gains (losses)	(337	) (b)	(403	) (b)	Salaries and employee benefits

Total before tax	(366)		(407)		Income before taxes

Tax (expense) or benefit	103		114		Provision for income taxes

Net of tax	$(263)		$(293)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 7. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended March 31, 2019 and 2018.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended March 31,
(in thousands except share and per share data)	2019	2018
Basic EPS Computation:
Numerator:
Net income, Class A	$7,409	$6,062
Net income, Class B	2,009	1,647
Denominator:
Weighted average shares outstanding, Class A	3,610,329	3,608,029
Weighted average shares outstanding, Class B	1,957,580	1,959,880
Basic EPS, Class A	$2.05	$1.68
Basic EPS, Class B	1.03	0.84

Diluted EPS Computation:
Numerator:
Net income, Class A	$7,409	$6,062
Net income, Class B	2,009	1,647

Total net income, for diluted EPS, Class A computation	9,418	7,709
Denominator:
Weighted average shares outstanding, basic, Class A	3,610,329	3,608,029
Weighted average shares outstanding, Class B	1,957,580	1,959,880

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,957,580	1,959,880
Diluted EPS, Class A	$1.69	$1.38
Diluted EPS, Class B	1.03	0.84

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

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2019	2018	2019	2018
	(in thousands)
Service cost	$276	$353	$256	$277
Interest	473	370	482	346
Expected return on plan assets	(819)	(954)	—	—
Recognized prior service cost (benefit)	—	(25)	28	29
Recognized net actuarial losses	229	227	109	176

Net periodic benefit (credit) cost	$159	$(29)	$875	$828

Approximately $502,000 and $169,000 of costs other than service costs, from the table above, are included in other expenses for the three months ended March 31, 2019 and 2018, respectively.

Contributions

The Company does not intend to contribute to the Defined Benefit Pension Plan in 2019.

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

The results of the fair value hierarchy as of March 31, 2019, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,998	$—	$1,998	$—
U.S. Government Sponsored Enterprises	3,942	—	3,942	—
SBA Backed Securities	72,588	—	72,588	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	194,205	—	194,205	—
Privately Issued Residential Mortgage-Backed Securities	649	—	649	—
Obligations Issued by States and Political Subdivisions	68,107	—	4,775	63,332
Other Debt Securities	3,600	—	3,600	—

Total	$345,089	$—	$281,757	$63,332

Other Real Estate Owned	$2,225	$—	$—	$2,225
Financial Instruments Measured at Fair Value on a Recurring Basis Equity Securities	$1,649	$328	$1,321	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis Impaired Loans	$195	$—	$—	$195

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific (credits) provisions relate to impaired loans recognized for the three month period ended March 31, 2019 amounted to ($2,000).

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$63,332	Discounted cash flow	Discount rate	2.1%-3.8% (3)
Other Real Estate Owned	$2,225	Appraisal of collateral (1)	Appraisal adjustments (2)	30% discount
Impaired Loans	$195	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the three month period ended March 31, 2019 are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Total
	(in thousands)
Balance at December 31, 2018	$—	$88,728	$88,728
Purchases	—	970	970
Maturities and calls	—	(26,352)	(26,352)
Amortization	—	(14)	(14)
Changes in fair value	—	—	—

Balance at March 31, 2019	$—	$63,332	$63,332

The amortized cost of Level 3 securities was $63,332,000 at March 31, 2019 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity. There was no change in the fair value of other real estate owned for the first three months of 2019. The fair value of impaired loans decreased by $56,000, for the first three months of 2019, mainly as a result of a charge-off of one loan. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three month period ended March 31, 2019.

The changes in Level 3 securities for the three month period ended March 31, 2018, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Total
	(in thousands)
Balance at December 31, 2017	$4,459	$78,141	$82,600
Purchases	—	20,416	20,416
Maturities and calls	—	(22,068)	(22,068)
Transfer to Level 2	(4,459)	—	(4,459)
Amortization	—	(24)	(24)
Changes in fair value	—	—	—

Balance at March 31, 2018	$—	$76,465	$76,465

The amortized cost of Level 3 securities was $76,465,000 at March 31, 2018 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The results of the fair value hierarchy as of December 31, 2018, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,992	$—	$1,992	$—
U.S. Government Sponsored Enterprises	3,915	—	3,915	—
SBA Backed Securities	70,194	—	70,194	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	162,890	—	162,890	—
Privately Issued Residential Mortgage-Backed Securities	672	—	672	—
Obligations Issued by States and Political Subdivisions	93,503	—	4,775	88,728
Other Debt Securities	3,593		3,593

Total	$336,759	$—	$248,031	$88,728

Other Real Estate Owned	$2,225	$—	$—	$2,225
Financial Instruments Measured at Fair Value on a Recurring Basis Equity Securities	$1,596	$293	$1,303	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis Impaired Loans	$251	$—	$—	$251

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

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$88,728	Discounted cash flow	Discount rate	2.1%-4.1% (3)
Other Real Estate Owned	$2,225	Appraisal of collateral (1)	Appraisal adjustments (2)	30% discount
Impaired Loans	$251	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

March 31, 2019	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$2,110,555	$2,074,443	$—	$2,074,443	$—
Loans (1)	2,310,660	2,321,747	—	—	2,321,747
Financial liabilities:
Time deposits	542,079	542,733	—	542,733	—
Other borrowed funds	257,148	259,045	—	259,045	—
Subordinated debentures	36,083	36,083	—	36,083	—

December 31, 2018
Financial assets:
Securities held-to-maturity	$2,046,647	$1,991,421	$—	$1,991,421	$—
Loans (1)	2,257,035	2,279,712	—	—	2,279,712
Financial liabilities:
Time deposits	560,579	559,988	—	559,988	—
Other borrowed funds	202,378	203,122	—	203,122	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

A. Change in accounting policy

The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018 through the first quarter of 2019 and has applied the guidance to all contracts within the scope of Topic 606 as of that date . As a result, the Company has changed its accounting policy for revenue recognition as detailed in this footnote.

The Company applied Topic 606 using the cumulative effect method. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the three months ended March 31, 2018 and March 31, 2019, respectively, as a result of adopting Topic 606.

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

	Three Months Ended 3/31/2019	Revenue from Contracts in Scope of Topic 606	Three Months Ended 3/31/2018	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Total net interest income	$23,438	$—	$22,468	$—

Noninterest income:
Service charges on deposit accounts	2,209	2,209	2,067	2,067
Lockbox fees	1,089	1,089	791	791
Net gains on sales of securities	—	—	197	—
Gains on sales of mortgage loans	15	—	—	—
Other income	1,114	800	1,138	719

Total noninterest income	4,427	4,098	4,193	3,577

Total revenues	$27,865	$4,098	$26,661	$3,577

The following table provides information about receivables with customers.

(dollars in thousands)	March 31, 2019	December 31, 2018
Receivables, which are included in “Other assets”	$1,343	$1,205

Note 12. Leases

The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 32 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2021 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $10,000 for the three months ended March 31, 2019.

The components of lease expense were as follows:

Three Months Ended 3/31/2019
(in thousands)
Operating lease costs including variable costs	$711

Supplemental cash flow information related to leases was as follows:

Three Months Ended 3/31/2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$538

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$443

Supplemental balance sheet information related to leases was as follows:

3/31/2019
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets, included in other assets	$14,496
Operating lease liabilities, included in other liabilities	$14,637
Weighted Average Remaining Lease Term:
Operating Leases	11 Years
Weighted Average Discount Rate:
Operating Leases	3.45%

Maturities of lease liabilities were as follows:

Operating Leases
(in thousands)
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$1,632
2020	2,120
2021	1,841
2022	1,709
2023	1,671
Thereafter	8,949

Total lease payments	17,922
Less imputed interest	(3,285)

Total lease payments	$14,637

As of March 31, 2019, we have an additional operating lease with total undiscounted cash payments of $144,000, for a data center, that has not yet commenced. This operating lease will commence in April 2019 with a lease term of 3 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2019, the Company had total assets of $5.3 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the three months ended March 31, 2019, was $9,418,000 or $1.69 per Class A share diluted, an increase of 22.2% compared to net income of $7,709,000, or $1.38 per Class A share diluted, for the same period a year ago.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended March 31,
	2019	2018
Basic EPS – Class A common	$2.05	$1.68
Basic EPS – Class B common	$1.03	$0.84
Diluted EPS – Class A common	$1.69	$1.38
Diluted EPS – Class B common	$1.03	$0.84

Net interest income totaled $23,438,000 for the quarter ended March 31, 2019 compared to $22,468,000 for the same period in 2018. The 4.3% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.19% on a fully taxable equivalent basis in 2018 to 2.11% for the same period in 2019. This was primarily the result of increased rates paid on deposits.

The average balances of earning assets increased by 8.7% combined with an average yield increase of 0.40%, resulting in an increase in interest income of $7,647,000. The average balance of interest bearing liabilities increased 7.7% combined with an average cost of funds increase of 0.61%, resulting in an increase in interest expense of $6,677,000.

The trends in the net interest margin are illustrated in the graph below:

The net interest margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter of 2017. During 2017, the Company did not see a corresponding increase in short term rates on interest bearing liabilities. The margin decreased for 2018 mainly as a result of a decrease in the corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. During the fourth quarter of 2018 and first quarter of 2019, the Company increased its interest-bearing deposits. These deposits increased net interest income, but decreased the net interest margin. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses decreased by $75,000 from $450,000 for the three months ended March 31, 2018 to $375,000 for the same period in 2019. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $3,727,000 at March 31, 2019, compared to $3,538,000 at December 31, 2018.

The Company’s effective tax rate decreased from 6.1% for the quarter ended March 31, 2018 to (1.3%) for the same period in 2019. This was primarily as a result of a reduction in tax accruals related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. Therefore, the full amount of the AMT credit carryover will be refunded to the Company.

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

Financial Condition

Loans

On March 31, 2019, total loans outstanding were $2,310,660,000 up by $25,082,000 from the total on December 31, 2018. At March 31, 2019, commercial real estate loans accounted for 32.3%, commercial and industrial accounted for 33.2%, and residential real estate loans, including home equity loans, accounted for 28.4% of total loans.

Commercial real estate loans decreased to $746,703,000 from $750,362,000 on December 31, 2018 primarily as a result of loan payoffs. Commercial and industrial loans increased to $767,436,000 at March 31, 2019 from $761,625,000 at December 31, 2018, primarily as a result of loan originations. Construction loans decreased slightly to $13,305,000 at March 31, 2019 from $13,628,000 on December 31, 2018. Residential real estate loans increased slightly to $349,966,000 on March 31, 2019 from $348,250,000 on December 31, 2018, primarily as a result of new loan originations. Home equity loans increased to $305,839,000 on March 31, 2019 from $292,340,000 at December 31, 2018, primarily as a result of a home equity loan promotion. Municipal loans increased to $105,288,000 from $97,290,000, primarily as a result of new loan originations.

In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2019 was $28,848,000 as compared to $28,543,000 at December 31, 2018. The level of the allowance for loan losses to total loans was 1.25% at March 31, 2019 and 1.25% at December 31, 2018. The coverage ratio remained stable. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. Overall a general weakening for these industries in the outlook was noted resulting in a general increase in the general economic factors. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2019.

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2019 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$482,374	$62,103	$41,335	$585,812
A1 – A3	181,409	7,605	151,031	340,045
Baa1 – Baa3	—	26,970	118,868	145,838
Ba2	—	6,810	—	6,810

Total	$663,783	$103,488	$311,234	$1,078,505

Credit ratings issued by national organizations are presented in the following table at December 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$491,247	$54,105	$42,790	$588,142
A1 – A3	172,472	7,605	151,381	331,458
Baa1 – Baa3	—	26,970	118,197	145,167
Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2019	2018
	(in thousands)
Allowance for loan losses, beginning of period	$28,543	$26,255
Loans charged off	(142)	(87)
Recoveries on loans previously charged-off	72	77

Net recoveries (charge-offs)	(70)	(10)
Provision charged to expense	375	450

Allowance for loan losses, end of period	$28,848	$26,695

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Nonaccruing loans	$1,502	$1,313
Total nonperforming assets	$3,727	$3,538
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.07%	0.06%
Nonperforming assets as a percentage of total assets	0.07%	0.07%
Accruing troubled debt restructures	$2,542	$2,559

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $345,089,000 at March 31, 2019, an increase of 2.5% from December 31, 2018. The portfolio increased mainly as a result of purchases of securities available-for-sale totaling $43,884,000 for the three months ended March 31, 2019. The purchases include $9,853,000 of purchases that are due to brokers. They were offset, somewhat, by calls/maturities, sales and scheduled principal payments of $34,927,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.2 years.

At March 31, 2019, 81.6% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $63,332,000 or 18.4% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first three months of 2019, net unrealized loss on the securities available-for-sale increased to $620,000 from a net unrealized gain of $8,000 at December 31, 2018. This was primarily the result of a decrease in the value of floating rate securities and the increase in the value of one obligation which was a states and political subdivisions security.

The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	March 31, 2019	December 31, 2018
	(in thousands)
U.S. Treasury	$1,998	$1,992
U.S. Government Sponsored Enterprises	3,942	3,915
Small Business Administration	72,588	70,194
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	194,205	162,890
Privately Issued Residential Mortgage-backed Securities	649	672
Obligations issued by States and Political Subdivisions	68,107	93,503
Other Debt Securities	3,600	3,593

Total Securities Available-for-Sale	$345,089	$336,759

There were no sales of available-for-sale securities for the three months ended March 31, 2019. The Company realized gross gains of $197,000 from the proceeds of $17,871,000 from the sales of available-for-sales securities for the three months ended March 31, 2018.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $2,110,555,000 on March 31, 2019, an increase of 3.1% from December 31, 2018. Purchases of securities held-to-maturity totaled $148,500,000 for the three months ended March 31, 2019. The purchases were offset somewhat, by call, maturities and scheduled principal payments of $88,027,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.0 years. Unrealized losses increased during the year primarily as a result of increases in interest rates.

The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

	March 31, 2019	December 31, 2018
	(in thousands)
U.S. Treasury	$—	$9,960
U.S. Government Sponsored Enterprises	201,327	234,228
SBA Backed Securities	50,797	52,051
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,858,431	1,750,408

Total Securities Held-to-Maturity	$2,110,555	$2,046,647

There were no sales of held-to-maturity securities for the three months ended March 31, 2019 and March 31, 2018 respectively.

The net unrealized losses on investment securities held-to-maturity was $36,112,000 or 1.7% of the total and $55,226,000 or 2.7% of the total at March 31, 2019 and December 31, 2018, respectively. The decrease in the net unrealized losses on securities held-to-maturity related primarily to a decrease in interest rates. The gross unrealized losses relate primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first three months of 2019, the FHLBB redeemed $4,777,000 of FHLBB stock and the Company purchased $1,047,000 of FHLBB stock. As of March 31, 2019, no impairment has been recognized.

Equity Securities

At March 31, 2019 equity securities totaled $1,649,000 compared to $1,596,000 at December 31, 2018. Equity securities were reclassified from securities available-for-sale during the first quarter of 2018. The unrealized gain, of $29,000 on equity securities, at December 31, 2017, was transferred to retained earnings and the change in the unrealized gain for the first quarter of 2018 was classified as other income, in accordance with ASU 2016-1 as previously discussed in Note 10.

Deposits and Borrowed Funds

On March 31, 2019, deposits totaled $4,449,627,000, representing a 1.0% increase from December 31, 2018. Total deposits increased primarily as a result of an increase in Savings and NOW deposits and money market accounts. This was offset somewhat, by a decrease in demand deposits and time deposits. Money market accounts increased mainly from deposit gathering services. Savings and NOW deposits increased mainly as a result of increased municipal deposits. Time deposits decreased primarily as a result of decreased corporate and personal time deposits. Demand deposits decreased mainly as a result of decreased corporate checking balances.

Borrowed funds totaled $421,648,000 at March 31, 2019 compared to $356,618,000 at December 31, 2018. Borrowed funds increased mainly as a result of an increase in short-term FHLBB borrowings.

Stockholders’ Equity

At March 31, 2019, total equity was $309,324,000 compared to $300,439,000 on December 31, 2018. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by dividends paid. The Company’s leverage ratio stood at 6.92% on March 31, 2019, compared to 6.91% at December 31, 2018. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of March 31, 2019, was $55.55 as compared to $53.96 on December 31, 2018.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,182,782	$13,096	4.49%	$1,043,345	$10,685	4.15%
Loans tax-exempt	1,109,824	10,411	3.80%	1,131,825	9,606	3.44%
Securities available-for-sale (5):
Taxable	273,309	2,182	3.19%	338,393	1,754	2.07%
Tax-exempt	78,560	545	2.77%	67,694	291	1.72%
Securities held-to-maturity:
Taxable	2,078,626	13,788	2.65%	1,741,492	10,288	2.36%
Interest-bearing deposits in other banks	225,870	1,349	2.39%	230,194	883	1.53%

Total interest-earning assets	4,948,971	41,371	3.37%	4,552,943	33,507	2.97%
Non interest-earning assets	247,261			228,451
Allowance for loan losses	(28,708)			(26,546)

Total assets	$5,167,524			$4,754,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$902,321	$2,156	0.97%	$954,608	$1,353	0.57%
Savings accounts	909,798	3,310	1.48%	540,311	870	0.65%
Money market accounts	1,271,707	5,343	1.70%	1,180,436	2,453	0.84%
Time deposits	516,781	2,793	2.19%	604,814	2,363	1.58%

Total interest-bearing deposits	3,600,607	13,602	1.53%	3,280,169	7,039	0.87%
Securities sold under agreements to repurchase	168,447	385	0.93%	160,223	181	0.46%
Other borrowed funds and subordinated debentures	231,920	1,652	2.89%	274,343	1,742	2.58%

Total interest-bearing liabilities	4,000,974	15,639	1.59%	3,714,735	8,962	0.98%

Non-interest-bearing liabilities
Demand deposits	782,794			706,959
Other liabilities	79,156			69,218

Total liabilities	4,862,924			4,490,912

Stockholders’ equity	304,600			263,936
Total liabilities & stockholders’ equity	$5,167,524			$4,754,848

Net interest income on a fully taxable equivalent basis		25,732			24,545
Less taxable equivalent adjustment		(2,294)			(2,077)

Net interest income		$23,438			$22,468

Net interest spread (3)			1.79%			2.00%

Net interest margin (4)			2.11%			2.19%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$1,500	$911	$2,411
Tax-exempt	(190)	995	805
Securities available-for-sale
Taxable	(385)	813	428
Tax-exempt	53	201	254
Securities held-to-maturity
Taxable	2,141	1,359	3,500
Interest-bearing deposits in other banks	(17)	483	466

Total interest income	3,102	4,762	7,864

Interest expense:
Deposits
NOW accounts	(78)	881	803
Savings accounts	859	1,581	2,440
Money market accounts	203	2,687	2,890
Time deposits	(380)	810	430

Total interest-bearing deposits	604	5,959	6,563
Securities sold under agreements to repurchase	10	194	204
Other borrowed funds and subordinated debentures	(288)	198	(90)

Total interest expense	326	6,351	6,677

Change in net interest income	$2,776	$(1,589)	$1,187

Net Interest Income

For the three months ended March 31, 2019, net interest income on a fully taxable equivalent basis totaled $25,732,000 compared to $24,545,000 for the same period in 2018, an increase of $1,187,000 or 4.8%. The increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.19% on a fully taxable equivalent basis in 2018 to 2.11% for the same period in 2019. This was primarily the result of increased rates paid on deposits. The average balances of earning assets increased by 8.7% combined with an average yield increase of 0.40%, resulting in an increase in fully taxable equivalent interest income of $7,864,000. The average balance of interest bearing liabilities increased 7.7% combined with an average cost of funds increase of 0.61%, resulting in an increase in interest expense of $6,677,000.

As illustrated in the table above, the main contributors to the increase in net interest income were from loans, securities held-to-maturity, securities available-for-sale, and interest-bearing deposits in other banks. Securities held-to-maturity income increased primarily as a result of an increase in volume as well as rates. Loan income increased primarily from an increase in volume and an overall increase in rates. Securities available-for-sale income increased from an increase in rates paid on the portfolio. The Company has a sizable floating rate available-for-sale portfolio. These securities reprice as interest rates rise. Interest-bearing deposits income increased primarily from an increase in rates. The increase in interest income was partially offset by an increase in interest expense. This was mainly the result of increased rates paid on money market, saving and NOW accounts, and time deposits. The Company has modestly raised interest rates on these products to remain competitive.

Provision for Loan Losses

For the three months ended March 31, 2019, the loan loss provision was $375,000 compared to a provision of $450,000 for the same period last year. Further discussion relating to changes in portfolio composition is discussed in footnote number four.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2019 increased by $234,000 from the same period last year to $4,427,000. This was mainly attributable to an increase in lockbox fees of $298,000 and an increase in service charges on deposit accounts of $142,000 offset, somewhat, by a decrease of $197,000 from the sales of securities. Lockbox income increased as a result of an increase in customer accounts. Service charges on deposit accounts increased primarily as a result of an increase in customer activity.

For the quarter ended March 31, 2019, operating expenses increased by $189,000 or 1.0% to $18,190,000, from the same period last year. This was primarily attributable to an increase in other expenses of $336,000 and occupancy expenses of $64,000 offset, somewhat, by decreases salaries and employee benefits of $190,000, equipment expenses $11,000 and FDIC assessments of $10,000. Other expenses increased primarily as a result of increases in pension expense. Occupancy costs increased primarily as a result of increases in rent expense associated with a new operating facility and other annual rent increases. The decrease in salaries and employee benefits was mainly attributable to a decrease in bonus accruals. FDIC assessments decreased primarily as a result of a decrease in the assessment rate. Equipment expenses remained relatively stable.

Income Taxes

For the first quarter of 2019, the Company’s income tax benefit totaled $118,000 on pretax income of $9,300,000 resulting in an effective tax rate of (1.3)%. For last year’s corresponding quarter, the Company’s income tax expense totaled $501,000 on pretax income of $8,210,000 resulting in an effective tax rate of 6.1%. The decrease in the effective tax rate was primarily as a result of a reduction in tax accruals related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. Therefore, the full amount of the AMT credit carryover will be refunded to the Company.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first quarter of 2019 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1

A number of legal claims against the Company arising in the normal course of business were outstanding at March 31, 2019. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Item 1A Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

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

++

As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31 2019, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2019	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Chairman, President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)