Form 10-Q
period 2019-06-30
CENTURY BANCORP INC
filed 2019-08-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-15752

CENTURY BANCORP, INC.

(Exact name of registrant as specified in its charter)

COMMONWEALTH OF MASSACHUSETTS	04-2498617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 MYSTIC AVENUE, MEDFORD, MA	02155
(Address of principal executive offices)	(Zip Code)

(781) 391-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of exchange
Class A Common Stock, $1.00 par value	CNBKA	Nasdaq Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2019, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,650,449 Shares
Class B Common Stock, $1.00 par value	1,917,460 Shares

Century Bancorp, Inc.

Index

		Page Number
	Financial Information
	Forward Looking Statements	3

Part I Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets:	4
	June 30, 2019 and December 31, 2018
	Consolidated Statements of Income:	5
	Three Months and Six Months Ended June 30, 2019 and 2018
	Consolidated Statements of Comprehensive Income:	6
	Three Months and Six Months Ended June 30, 2019 and 2018
	Consolidated Statements of Changes in Stockholders’ Equity:	7
	Three Months Ended June 30, 2019 and 2018
	Consolidated Statements of Changes in Stockholders’ Equity:	8
	Six Months Ended June 30, 2019 and 2018
	Consolidated Statements of Cash Flows:	9
	Six Months Ended June 30, 2019 and 2018
	Notes to Consolidated Financial Statements	10-34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

Part II.	Other Information
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46-47

Signatures		48

Exhibits	Ex-31.1
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

PART I – Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$69,317	$89,540
Federal funds sold and interest-bearing deposits in other banks	181,409	252,963

Total cash and cash equivalents	250,726	342,503
Securities available-for-sale, amortized cost $291,699 and $336,751, respectively	291,402	336,759
Securities held-to-maturity, fair value $2,184,525 and $1,991,421, respectively	2,178,568	2,046,647
Federal Home Loan Bank of Boston, stock at cost	21,139	17,974
Equity securities, amortized cost $1,635 and $1,635, respectively	1,681	1,596
Loans, net:
Construction and land development	13,751	13,628
Commercial and industrial	764,492	761,625
Municipal	95,682	97,290
Commercial real estate	758,242	750,362
Residential real estate	346,585	348,250
Consumer and overdrafts	22,609	22,083
Home equity	311,210	292,340

Total loans, net	2,312,571	2,285,578
Less: allowance for loan losses	29,070	28,543

Net loans	2,283,501	2,257,035
Bank premises and equipment	25,296	23,921
Accrued interest receivable	14,655	14,406
Goodwill	2,714	2,714
Other assets	130,819	120,380

Total assets	$5,200,501	$5,163,935

Liabilities
Deposits:
Demand deposits	$765,127	$813,478
Savings and NOW deposits	1,668,802	1,707,019
Money market accounts	1,172,283	1,325,888
Time deposits	489,948	560,579

Total deposits	4,096,160	4,406,964
Securities sold under agreements to repurchase	219,510	154,240
Other borrowed funds	451,419	202,378
Subordinated debentures	36,083	36,083
Due to broker	800	—
Other liabilities	77,592	63,831

Total liabilities	4,881,564	4,863,496
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,620,449 shares and 3,608,329 shares, respectively	3,620	3,608
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,947,460 shares and 1,959,580 shares respectively	1,948	1,960
Additional paid-in capital	12,292	12,292
Retained earnings	319,270	301,488

	337,130	319,348
Unrealized losses on securities available-for-sale, net of taxes	(224)	6
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(2,146)	(2,565)
Pension liability, net of taxes	(15,823)	(16,350)

Total accumulated other comprehensive loss, net of taxes	(18,193)	(18,909)

Total stockholders’ equity	318,937	300,439

Total liabilities and stockholders’ equity	$5,200,501	$5,163,935

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income
Loans	$21,680	$19,179	$42,989	$37,446
Securities held-to-maturity	14,595	11,135	28,383	21,423
Securities available-for-sale	2,490	2,329	5,121	4,321
Federal funds sold and interest-bearing deposits in other banks	927	765	2,276	1,648

Total interest income	39,692	33,408	78,769	64,838

Interest expense
Savings and NOW deposits	5,877	2,583	11,342	4,806
Money market accounts	5,412	2,934	10,756	5,387
Time deposits	2,893	2,531	5,686	4,894
Securities sold under agreements to repurchase	490	188	875	369
Other borrowed funds and subordinated debentures	1,770	1,973	3,422	3,715

Total interest expense	16,442	10,209	32,081	19,171

Net interest income	23,250	23,199	46,688	45,667
Provision for loan losses	250	450	625	900

Net interest income after provision for loan losses	23,000	22,749	46,063	44,767
Other operating income
Service charges on deposit accounts	2,282	2,064	4,491	4,131
Lockbox fees	992	621	2,081	1,412
Net gains on sales of securities	7	—	7	197
Gains on sales of mortgage loans	139	—	154	—
Other income	1,577	1,037	2,691	2,175

Total other operating income	4,997	3,722	9,424	7,915

Operating expenses
Salaries and employee benefits	10,916	10,536	21,951	21,761
Occupancy	1,522	1,461	3,223	3,098
Equipment	795	780	1,578	1,574
FDIC assessments	349	359	722	742
Other	4,682	4,023	8,980	7,985

Total operating expenses	18,264	17,159	36,454	35,160

Income before income taxes	9,733	9,312	19,033	17,522
Provision for income taxes	267	314	149	815

Net income	$9,466	$8,998	$18,884	$16,707

Share data:
Weighted average number of shares outstanding, basic
Class A	3,620,449	3,608,029	3,615,389	3,608,029
Class B	1,947,460	1,959,880	1,952,520	1,959,880
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,947,460	1,959,880	1,952,520	1,959,880
Basic earnings per share:
Class A	$2.06	$1.96	$4.11	$3.64
Class B	$1.03	$0.98	$2.06	$1.82
Diluted earnings per share
Class A	$1.70	$1.62	$3.39	$3.00
Class B	$1.03	$0.98	$2.06	$1.82

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended June 30,
	2019	2018
Net income	$9,466	$8,998
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	232	288
Less: reclassification adjustment for gains included in net income	—	—

Total unrealized (losses) gains on securities	232	288
Accretion of net unrealized losses transferred	203	253
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	264	292

Other comprehensive income	699	833

Comprehensive income	$10,165	$9,831

	Six months ended June 30,
	2019	2018
Net income	$18,884	$16,707
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(235)	501
Less: reclassification adjustment for gains included in net income	5	(142)

Total unrealized (losses) gains on securities	(230)	359
Accretion of net unrealized losses transferred	419	634
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	527	585

Other comprehensive income	716	1,578

Comprehensive income	$19,600	$18,285

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended June 30, 2019 and 2018

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at March 31, 2018	$3,608	$1,960	$12,292	$274,636	$(24,296)	$268,200
Net income	—	—	—	8,998	—	8,998
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $91 in taxes	—	—	—	—	288	288
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $90 in taxes	—	—	—	—	253	253
Pension liability adjustment, net of $114 in taxes	—	—	—	—	292	292
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(433)	—	(433)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at June 30, 2018	$3,608	$1,960	$12,292	$283,084	$(23,463)	$277,481

Balance at March 31, 2019	$3,610	$1,958	$12,292	$310,356	$(18,892)	$309,324
Net income	—	—	—	9,466	—	9,466
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $92 in taxes and $7 in realized gains	—	—	—	—	232	232
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $73 in taxes	—	—	—	—	203	203
Pension liability adjustment, net of $103 in taxes	—	—	—	—	264	264
Conversion of Class B Common Stock to Class A Common Stock, 12,120 shares	12	(12)	—	—	—	—
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(435)	—	(435)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at June 30, 2019	$3,622	$1,946	$12,292	$319,270	$(18,193)	$318,937

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2019 and 2018

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297
Net income	—	—	—	16,707	—	16,707
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $100 in taxes and $197 in realized gains	—	—	—	—	359	359
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $229 in taxes	—	—	—	—	634	634
Pension liability adjustment, net of $228 in taxes	—	—	—	—	585	585
Adoption of ASU 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—
Adoption of ASU 2016-1, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—
Conversion of Class B Common Stock to Class A Common Stock, 2,200 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(866)	—	(866)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(235)	—	(235)

Balance at June 30, 2018	$3,608	$1,960	$12,292	$283,084	$(23,463)	$277,481

Balance at December 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439
Net income	—	—	—	18,884	—	18,884
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $75 in taxes and $7 in realized gains	—	—	—	—	(230)	(230)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $151 in taxes	—	—	—	—	419	419
Pension liability adjustment, net of $206 in taxes	—	—	—	—	527	527
Conversion of Class B Common Stock to Class A Common Stock, 12,120 shares	12	(12)	—	—	—	—
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(867)	—	(867)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(235)	—	(235)

Balance at June 30, 2019	$3,620	$1,948	$12,292	$319,270	$(18,193)	$318,937

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30, 2019 and 2018

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,884	$16,707
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(154)	—
Net gains on sales of securities	(7)	(197)
Net (gain) loss on equity securities	(85)	22
Provision for loan losses	625	900
Deferred income taxes	(351)	(986)
Net depreciation and amortization	(1,051)	934
Increase in accrued interest receivable	(249)	(1,494)
(Increase) decrease in other assets	(1,192)	1,023
Increase in other liabilities	138	3,100

Net cash provided by operating activities	16,558	20,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	5,558	4,024
Purchase of Federal Home Loan Bank of Boston stock	(8,723)	(10,257)
Proceeds from calls/maturities of securities available-for-sale	86,367	70,526
Proceeds from sales of securities available-for-sale	12,330	17,871
Purchase of securities available-for-sale	(52,822)	(91,385)
Proceeds from calls/maturities of securities held-to-maturity	196,131	133,295
Purchase of securities held-to-maturity	(324,893)	(288,637)
Proceeds from life insurance policies	5,124	375
Net increase in loans	(35,787)	(45,654)
Proceeds from sales of portfolio loans	8,871	—
Capital expenditures	(2,896)	(1,026)

Net cash used in investing activities	(110,740)	(210,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(70,631)	(45,371)
Net decrease in demand, savings, money market and NOW deposits	(240,173)	(5,463)
Cash dividends	(1,102)	(1,101)
Net increase (decrease) in securities sold under agreements to repurchase	65,270	(18,410)
Net increase in other borrowed funds	249,041	159,052

Net cash provided by financing activities	2,405	88,707

Net decrease in cash and cash equivalents	(91,777)	(102,152)
Cash and cash equivalents at beginning of period	342,503	356,430

Cash and cash equivalents at end of period	$250,726	$254,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$31,947	$19,093
Income taxes	(990)	465
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(230)	359
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	419	634
Pension liability adjustment, net of taxes	527	585
Change in due to (from) to broker	800	3,248

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Six Months Ended June 30, 2019 and 2018

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU required lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminated today’s real estate-specific provisions for all companies. For lessors, this ASU modified the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. The Company also reviewed contracts to determine if they contain embedded leases. The Company’s balance sheet impact was $15.1 million as of January 1, 2019. This amount was recorded as a right of use asset with a corresponding lease liability.

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

Accounting Standards Issued but not yet Adopted

The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments to improve the Codifications or correct any unintended application. Codification improvements to ASU 2016-13 (Topic 326) will be effective on the same date as requirements in 2016-13. Codification improvements to ASU 2017-12 (Topic 815) will be effective as of the beginning of the first annual period beginning after the issuance date and ASU 2016-01 (Topic 825) will be effective for fiscal years beginning after December 15, 2019. Management believes that this ASU does apply and has not determined the impact, if any, as of June 30, 2019.

In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for annual reporting periods beginning after December 15, 2019. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of analyzing this ASU, has purchased a software solution and is capturing information needed to implement this update. The Company has started to input information and is in the beginning stages of running the software program and comparing to existing results. The Company also began to identify and address portfolio differences, if any. The Company has not determined the impact, if any, as of June 30, 2019.

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

Note 3. Securities Available-for-Sale

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$2,000	$—	$8	$1,992
U.S. Government Sponsored Enterprises	3,954	20	—	3,974	3,946	—	31	3,915
SBA Backed Securities	64,970	96	54	65,012	70,477	1	284	70,194
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	176,607	187	639	176,155	162,604	536	250	162,890
Privately Issued Residential Mortgage-Backed Securities	622	7	2	627	679	3	10	672
Obligations Issued by States and Political Subdivisions	41,946	56	—	42,002	93,445	58	—	93,503
Other Debt Securities	3,600	65	33	3,632	3,600	37	44	3,593

Total	$291,699	$431	$728	$291,402	$336,751	$635	$627	$336,759

Included in SBA Backed Securities, U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $211,916,000 and $197,304,000 at June 30, 2109 and December 31, 2018, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $33,224,000 and $34,787,000 at June 30, 2019 and December 31, 2018, respectively. The Company realized gross gains of $7,000 from the proceeds of $12,330,000 from the sales of available-for-sale securities for the six months ended June 30, 2019. The Company realized gross gains of $197,000 from the proceeds of $17,871,000 from the sales of available-for-sale securities for the six months ended June 30, 2018.

Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at June 30, 2019.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$39,726	$39,725
After one but within five years	123,800	123,830
After five but within ten years	90,050	89,822
More than 10 years	38,123	38,025

Total	$291,699	$291,402

The weighted average remaining life of investment securities available-for-sale at June 30, 2019 was 5.3 years. Included in the weighted average remaining life calculation at June 30, 2019 were $3,954,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $247,572,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of June 30, 2019 and December 31, 2018, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the Obligations Issued by States and Political Subdivisions, Privately Issued Residential Mortgage-Backed Securities and Other Debt Securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019 or December 31, 2018.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at June 30, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 20 and 21 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 160 holdings at June 30, 2019.

	June 30, 2019
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	—	—	—	—	—	—
SBA Backed Securities	—	—	30,790	54	30,790	54
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	66,227	441	28,673	198	94,900	639
Privately Issued Residential Mortgage-Backed Securities	—	—	296	2	296	2
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	800	1	467	32	1,267	33

Total temporarily impaired securities	$67,027	$442	$60,226	$286	$127,253	$728

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

	December 31, 2018
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$1,992	$8	$1,992	$8
U.S. Government Sponsored Enterprises	3,914	31	—	—	3,914	31
SBA Backed Securities	17,950	28	44,323	256	62,273	284
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	19,244	21	45,782	229	65,026	250
Privately Issued Residential Mortgage-Backed Securities	—	—	495	10	495	10
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	—	—	455	44	455	44

Total temporarily impaired securities	$41,108	$80	$93,047	$547	$134,155	$627

Note 4. Investment Securities Held-to-Maturity

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$9,960	$—	$2	$9,958
U.S. Government Sponsored Enterprises	162,870	770	72	163,568	234,228	336	803	233,761
SBA Backed Securities	48,666	288	224	48,730	52,051	—	2,065	49,986
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,967,032	20,946	15,751	1,972,227	1,750,408	2,324	55,016	1,697,716

Total	$2,178,568	$22,004	$16,047	$2,184,525	$2,046,647	$2,660	$57,886	$1,991,421

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,693,719,000 and $1,441,059,000 at June 30, 2019 and December 31, 2018, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $441,929,000 and $291,190,000 at June 30, 2019 and December 31, 2018, respectively. There were no sales of held-to-maturity securities for the six months ended June 30, 2019 and June 30, 2018 respectively.

At June 30, 2019 and December 31, 2018, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at June 30, 2019.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$39,249	$39,178
After one but within five years	1,831,793	1,836,959
After five but within ten years	294,940	295,580
More than ten years	12,586	12,808

Total	$2,178,568	$2,184,525

The weighted average remaining life of investment securities held-to-maturity at June 30, 2019 was 3.6 years. Included in the weighted average remaining life calculation at June 30, 2019 were $87,619,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $115,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of June 30, 2019 and December 31, 2018, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019 or December 31, 2018.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio June 30, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 4 and 169 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 502 holdings at June 30, 2019.

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	—	—	29,914	72	29,914	72
SBA Backed Securities	—	—	25,057	224	25,057	224
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	19,919	20	725,439	15,731	745,358	15,751

Total temporarily impaired securities	$19,919	$20	$780,410	$16,027	$800,329	$16,047

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Allowance for loan losses, beginning of period	$28,848	$26,695	$28,543	$26,255
Loans charged off	(75)	(72)	(218)	(159)
Recoveries on loans previously charged-off	47	71	120	148

Net recoveries (charge-offs)	(28)	(1)	(98)	(11)
Provision charged to expense	250	450	625	900

Allowance for loan losses, end of period	$29,070	$27,144	$29,070	$27,144

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2019 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at March 31, 2019	$1,011	$11,156	$1,998	$10,767	$2,135	$342	$1,101	$338	$28,848
Charge-offs	—	(8)	—	—	—	(67)	—	—	(75)
Recoveries	—	7	—	—	—	40	—	—	47
Provision	41	183	(166)	81	75	65	19	(48)	250

Ending balance at June 30, 2019	$1,052	$11,338	$1,832	$10,848	$2,210	$380	$1,120	$290	$29,070

Amount of allowance for loan losses for loans deemed to be impaired	$—	$248	$—	$85	$—	$—	$—	$—	$333

Amount of allowance for loan losses for loans not deemed to be impaired	$1,052	$11,090	$1,832	$10,763	$2,210	$380	$1,120	$290	$28,737

Loans:
Ending balance	$13,751	$764,492	$95,682	$758,242	$346,585	$22,609	$311,210	$—	$2,312,571

Loans deemed to be impaired	$—	$548	$—	$3,365	$—	$—	$—	$—	$3,913

Loans not deemed to be impaired	$13,751	$763,944	$95,682	$754,877	$346,585	$22,609	$311,210	$—	$2,308,658

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2019 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$1,092	$10,998	$1,838	$10,663	$2,190	$365	$1,111	$286	$28,543
Charge-offs	—	(51)	—	—	—	(167)	—	—	(218)
Recoveries	—	25	—	—	—	95	—	—	120
Provision	(40)	366	(6)	185	20	87	9	4	625

Ending balance at June 30, 2019	$1,052	$11,338	$1,832	$10,848	$2,210	$380	$1,120	$290	$29,070

Amount of allowance for loan losses for loans deemed to be impaired	$—	$248	$—	$85	$—	$—	$—	$—	$333

Amount of allowance for loan losses for loans not deemed to be impaired	$1,052	$11,090	$1,832	$10,763	$2,210	$380	$1,120	$290	$28,737

Loans:
Ending balance	$13,751	$764,492	$95,682	$758,242	$346,585	$22,609	$311,210	$—	$2,312,571

Loans deemed to be impaired	$—	$548	$—	$3,365	$—	$—	$—	$—	$3,913

Loans not deemed to be impaired	$13,751	$763,944	$95,682	$754,877	$346,585	$22,609	$311,210	$—	$2,308,658

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at March 31, 2018	$1,438	$9,664	$1,720	$9,787	$2,459	$321	$1,067	$239	$26,695
Charge-offs	—	—	—	—	—	(72)	—	—	(72)
Recoveries	—	10	—	—	—	61	—	—	71
Provision	(805)	710	(16)	422	34	26	11	68	450

Ending balance at June 30, 2018	$633	$10,384	$1,704	$10,209	$2,493	$336	$1,078	$307	$27,144

Amount of allowance for loan losses for loans deemed to be impaired	$—	$47	$—	$91	$575	$—	$—	$—	$713

Amount of allowance for loan losses for loans not deemed to be impaired	$633	$10,337	$1,704	$10,118	$1,918	$336	$1,078	$307	$26,431

Loans:
Ending balance	$7,729	$761,467	$103,027	$735,083	$316,248	$21,662	$276,397	$—	$2,221,613

Loans deemed to be impaired	$—	$592	$—	$2,505	$2,675	$—	$—	$—	$5,772

Loans not deemed to be impaired	$7,729	$760,875	$103,027	$732,578	$313,573	$21,662	$276,397	$—	$2,215,841

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2107	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255
Charge-offs	—	(5)	—	—	—	(154)	—	—	(159)
Recoveries	—	33	—	—	—	115	—	—	148
Provision	(1,012)	705	(16)	481	620	2	89	31	900

Ending balance at June 30, 2018	$633	$10,384	$1,704	$10,209	$2,493	$336	$1,078	$307	$27,144

Amount of allowance for loan losses for loans deemed to be impaired	$—	$47	$—	$91	$575	$—	$—	$—	$713

Amount of allowance for loan losses for loans not deemed to be impaired	$633	$10,337	$1,704	$10,118	$1,918	$336	$1,078	$307	$26,431

Loans:
Ending balance	$7,729	$761,467	$103,027	$735,083	$316,248	$21,662	$276,397	$—	$2,221,613

Loans deemed to be impaired	$—	$592	$—	$2,505	$2,675	$—	$—	$—	$5,772

Loans not deemed to be impaired	$7,729	$760,875	$103,027	$732,578	$313,573	$21,662	$276,397	$—	$2,215,841

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2019 and December 31, 2018.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2019 and December 31, 2018.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2019 and December 31, 2018 and are doubtful for full collection.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at June 30, 2019.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$13,751	$759,919	$95,682	$730,131
4 (Monitor)	—	4,025	—	24,746
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	548	—	3,365

Total	$13,751	$764,492	$95,682	$758,242

The following table presents the Company’s loans by risk rating at December 31, 2018.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$13,628	$757,089	$97,290	$723,170
4 (Monitor)	—	4,135	—	24,542
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	401	—	2,650

Total	$13,628	$761,625	$97,290	$750,362

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2019 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$482,138	$53,532	$41,016	$576,686
A1 – A3	188,195	7,480	150,687	346,362
Baa1 – Baa3	—	26,970	120,048	147,018
Ba2	—	5,900	—	5,900

Total	$670,333	$93,882	$311,751	$1,075,966

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$491,247	$54,105	$42,790	$588,142
A1 – A3	172,472	7,605	151,381	331,458
Baa1 – Baa3	—	26,970	118,197	145,167
Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at June 30, 2019 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$13,751	$13,751
Commercial and industrial	173	258	—	431	764,061	764,492
Municipal	—	—	—	—	95,682	95,682
Commercial real estate	158	1,140	—	1,298	756,944	758,242
Residential real estate	1,906	518	—	2,424	344,161	346,585
Consumer and overdrafts	7	2	—	9	22,600	22,609
Home equity	1,239	981	—	2,220	308,990	311,210

Total	$3,483	$2,899	$—	$6,382	$2,306,189	$2,312,571

Further information pertaining to the allowance for loan losses at December 31, 2018 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$13,628	$13,628
Commercial and industrial	187	115	—	302	761,323	761,625
Municipal	—	—	—	—	97,290	97,290
Commercial real estate	774	190	—	964	749,398	750,362
Residential real estate	2,554	569	—	3,123	345,127	348,250
Consumer and overdrafts	24	14	—	38	22,045	22,083
Home equity	1,108	425	—	1,533	290,807	292,340

Total	$4,647	$1,313	$—	$5,960	$2,279,618	$2,285,578

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

The following is information pertaining to impaired loans for June 30, 2019:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/19	Interest Income Recognized for 3 Months Ending 6/30/19	Average Carrying Value for 6 Months Ending 6/30/19	Interest Income Recognized for 6 Months Ending 6/30/19
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	78	283	—	83	1	84	2
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,441	1,585	—	812	5	545	11
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Total	$1,519	$1,868	$—	$895	$6	$629	$13

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	470	470	248	349	3	317	6
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,924	1,924	85	2,213	17	2,409	34
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Total	$2,394	$2,394	$333	$2,562	$20	$2,726	$40

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	548	753	248	432	4	401	8
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,365	3,509	85	3,025	22	2,954	45
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Total	$3,913	$4,262	$333	$3,457	$26	$3,355	$53

The following is information pertaining to impaired loans for June 30, 2018:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/18	Interest Income Recognized for 3 Months Ending 6/30/18	Average Carrying Value for 6 Months Ending 6/30/18	Interest Income Recognized for 6 Months Ending 6/30/18
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	162	366	—	170	—	170	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	524	658	—	528	—	534	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$686	$1,024	$—	$698	$—	$704	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	430	430	47	431	7	433	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,981	1,981	91	1,985	40	1,992	63
Residential real estate	2,675	2,675	575	2,675	10	2,675	16
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$5,086	$5,086	$713	$5,091	$57	$5,100	$91

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	592	796	47	601	7	603	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,505	2,639	91	2,513	40	2,526	63
Residential real estate	2,675	2,675	575	2,675	10	2,675	16
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$5,772	$6,110	$713	$5,789	$57	$5,804	$91

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

There was no troubled debt restructuring that occurred during the six month period ended June 30, 2019. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first six months of 2019.

There was one residential real estate loan and one consumer loan that were modified and considered troubled debt restructurings during the first quarter of 2018. The loans were modified by reducing the interest rates as well as extending the terms on both loans. The pre-modification and post-modification outstanding recorded investment was $2,675,000 for the residential real estate loan that was not accruing interest and had a specific reserve of $575,000. The pre-modification and post-modification outstanding recorded investment was $17,000 for the consumer loan that was accruing and had a specific reserve of $1,000. The financial impact for the modifications was not material. There were no troubled debt restructurings that subsequently defaulted during the first six months of 2018.

Note 6. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$7		$—		Net gains on sales of investments
Tax (expense) or benefit	(2)		—		Provision for income taxes

Net of tax	$5		$—		Net income

Accretion of unrealized losses transferred	$(276)		$(343)		Interest on securities held-to-maturity
Tax (expense) or benefit	73		90		Provision for income taxes

Net of tax	$(203)		$(253)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(29	)(b)	$(4	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(338	)(b)	(402	)(b)	Salaries and employee benefits

Total before tax	(367)		(406)		Income before taxes

Tax (expense) or benefit	103		114		Provision for income taxes

Net of tax	$(264)		$(292)		Net income

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$7		$197		Net gains on sales of investments
Tax (expense) or benefit	(2)		(55)		Provision for income taxes

Net of tax	$5		$142		Net income

Accretion of unrealized losses transferred	$(570)		$(863)		Interest on securities held-to-maturity
Tax (expense) or benefit	151		229		Provision for income taxes

Net of tax	$(419)		$(634)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(58	)(b)	$(8	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(675	)(b)	(805	)(b)	Salaries and employee benefits

Total before tax	(733)		(813)		Income before taxes

Tax (expense) or benefit	206		228		Provision for income taxes

Net of tax	$(527)		$(585)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 8) for additional details).

Note 7. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended June 30, 2019 and 2018.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2019	2018	2019	2018
Basic EPS Computation:
Numerator:
Net income, Class A	$7,460	$7,076	$14,867	$13,138
Net income, Class B	2,006	1,922	4,017	3,569
Denominator:
Weighted average shares outstanding, Class A	3,620,449	3,608,029	3,615,389	3,608,029
Weighted average shares outstanding, Class B	1,947,460	1,959,880	1,952,520	1,959,880
Basic EPS, Class A	$2.06	$1.96	$4.11	$3.64
Basic EPS, Class B	1.03	0.98	2.06	1.82

Diluted EPS Computation:
Numerator:
Net income, Class A	$7,460	$7,076	$14,867	$13,138
Net income, Class B	2,006	1,922	4,017	3,569

Total net income, for diluted EPS, Class A computation	9,466	8,998	18,884	16,707
Denominator:
Weighted average shares outstanding, basic, Class A	3,620,449	3,608,029	3,615,389	3,608,029
Weighted average shares outstanding, Class B	1,947,460	1,959,880	1,952,520	1,959,880

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,947,460	1,959,880	1,952,520	1,959,880
Diluted EPS, Class A	$1.70	$1.62	$3.39	$3.00
Diluted EPS, Class B	1.03	0.98	2.06	1.82

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

Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2019	2018	2019	2018
	(in thousands)
Service cost	$276	$353	$256	$277
Interest	473	370	482	346
Expected return on plan assets	(819)	(954)	—	—
Recognized prior service cost (benefit)	—	(25)	28	29
Recognized net actuarial losses	229	227	109	176

Net periodic benefit (credit) cost	$159	$(29)	$875	$828

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2019	2018	2019	2018
	(in thousands)
Service cost	$552	$706	$512	$554
Interest	946	740	964	693
Expected return on plan assets	(1,638)	(1,908)	—	—
Recognized prior service cost (benefit)	—	(50)	56	58
Recognized net actuarial losses	458	454	218	352

Net periodic benefit (credit) cost	$318	$(58)	$1,750	$1,657

Approximately $1,004,000 and $339,000 of costs other than service costs, from the table above, are included in other expenses for the six months ended June 30, 2019 and 2018, respectively.

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

The results of the fair value hierarchy as of June 30, 2019, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	3,974	—	3,974	—
SBA Backed Securities	65,012	—	65,012	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	176,155	—	176,155	—
Privately Issued Residential Mortgage-Backed Securities	627	—	627	—
Obligations Issued by States and Political Subdivisions	42,002	—	4,775	37,227
Other Debt Securities	3,632	—	3,632	—

Total	$291,402	$—	$254,175	$37,227

Equity Securities	$1,681	$340	$1,341	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Other Real Estate Owned	$2,100	$—	$—	$2,100
Impaired Loans	$1,393	$—	$—	$1,393

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. All impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions relate to impaired loans recognized for the three and six month periods ended June 30, 2019 amounted to $244,000 and $242,000, respectively.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$37,227	Discounted cash flow	Discount rate	1.9%-3.4% (3)
Other Real Estate Owned	$2,100	Appraisal of collateral (1)	Appraisal adjustments (2)	30% discount
Impaired Loans	$1,393	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the six month period ended June 30, 2019 are shown in the table below:

	Obligations Issued by States & Political Subdivisions	Total
Balance at December 31, 2018	$88,728	$88,728
Purchases	10,007	10,007
Maturities and calls	(61,488)	(61,488)
Transfer to Level 2	—	—
Amortization	(20)	(20)
Changes in fair value	—	—
Balance at June 30, 2019	$37,227	$37,227

The amortized cost of Level 3 securities was $37,227,000 at June 30, 2019 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity. The fair value of other real estate owned was reduced by $125,000 for the first six months of 2019. The fair value of impaired loans increased by $1,142,000, for the first six months of 2019, mainly attributable to two loans added to impaired loans. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2019.

The changes in Level 3 securities for the six month period ended June 30, 2018, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Total
	(in thousands)
Balance at December 31, 2017	$4,459	$78,141	$82,600
Purchases	—	90,701	90,701
Maturities and calls	—	(42,197)	(42,197)
Transfer to Level 2	(4,459)	(59)	(4,518)
Amortization	—	—	—
Changes in fair value	—	—	—

Balance at June 30, 2018	$—	$126,586	$126,586

The amortized cost of Level 3 securities was $126,586,000 at June 30, 2018 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity. There was one transfer of a security from level 3 to level 2 for the six months ended June 30, 2018 as a result of increased trading activity and quoted market prices. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six month period ended June 30, 2018.

The results of the fair value hierarchy as of December 31, 2018, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,992	$—	$1,992	$—
U.S. Government Sponsored Enterprises	3,915	—	3,915	—
SBA Backed Securities	70,194	—	70,194	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	162,890	—	162,890	—
Privately Issued Residential Mortgage-Backed Securities	672	—	672	—
Obligations Issued by States and Political Subdivisions	93,503	—	4,775	88,728
Other Debt Securities	3,593		3,593

Total	$336,759	$—	$248,031	$88,728

Equity Securities	$1,596	$293	$1,303	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis:
Other Real Estate Owned	$2,225	$—	$—	$2,225
Impaired Loans	$251	$—	$—	$251

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

Loans

The fair value of loans is estimated using the exit price notion consistent with Topic 820, Fair Value Measurement. Fair value is determined based on a discounted cash flow analysis. The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For certain non-performing assets fair value of the underlying collateral is determined based on the estimated values of individual receipts.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

June 30, 2019	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$2,178,568	$2,184,525	$—	$2,184,525	$—
Loans (1)	2,283,501	2,371,718	—	—	2,371,718
Financial liabilities:
Time deposits	489,948	492,970	—	492,970	—
Other borrowed funds	451,419	454,905	—	454,905	—
Subordinated debentures	36,083	36,083	—	36,083	—

December 31, 2018
Financial assets:
Securities held-to-maturity	$2,046,647	$1,991,421	$—	$1,991,421	$—
Loans (1)	2,257,035	2,279,712	—	—	2,279,712
Financial liabilities:
Time deposits	560,579	559,988	—	559,988	—
Other borrowed funds	202,378	203,122	—	203,122	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

A. Change in accounting policy

The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018 through the second quarter of 2019 and has applied the guidance to all contracts within the scope of Topic 606 as of that date . As a result, the Company has changed its accounting policy for revenue recognition as detailed in this footnote.

The Company applied Topic 606 using the cumulative effect method. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the six months ended June 30, 2018 and June 30, 2019, respectively, as a result of adopting Topic 606.

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

	Six Months Ended 6/30/2019	Revenue from Contracts in Scope of Topic 606	Six Months Ended 6/30/2018	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Total net interest income	$46,688	$—	$45,667	$—

Noninterest income:
Service charges on deposit accounts	4,491	4,491	4,131	4,131
Lockbox fees	2,081	2,081	1,412	1,412
Net gains on sales of securities	7	—	197	—
Gains on sales of mortgage loans	154	—	—	—
Other income	2,691	1,610	2,175	1,464

Total noninterest income	9,424	8,182	7,915	7,007

Total revenues	$56,112	$8,182	$53,582	$7,007

	Three Months Ended 6/30/2019	Revenue from Contracts in Scope of Topic 606	Three Months Ended 6/30/2018	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Total net interest income	$23,250	$—	$23,199	$—

Noninterest income:
Service charges on deposit accounts	2,282	2,282	2,064	2,064
Lockbox fees	992	992	621	621
Net gains on sales of securities	7	—	—	—
Gains on sales of mortgage loans	139	—	—	—
Other income	1,577	810	1,037	745

Total noninterest income	4,997	4,084	3,722	3,430

Total revenues	$28,247	$4,084	$26,921	$3,430

The following table provides information about receivables with customers.

	June 30, 2019	December 31, 2018
(dollars in thousands)
Receivables, which are included in “Other assets”	$1,181	$1,205

Note 12. Leases

The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 32 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2022 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $19,000 for the six months ended June 30, 2019.

The components of lease expense were as follows:

	Three Months Ended 6/30/2019	Six Months Ended 6/30/2019
(in thousands)
Operating lease cost	$563	$1,126
Variable lease cost	136	284

Total lease cost	$699	$1,410

Supplemental cash flow information related to leases was as follows:

	Three Months Ended 6/30/2019	Six Months Ended 6/30/2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$539	$1,077

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$442	$885

Supplemental balance sheet information related to leases was as follows:

6/30/2019
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$14,197
Operating lease liabilities	$14,356

Weighted Average Remaining Lease Term:
Operating Leases	11 Years

Weighted Average Discount Rate:
Operating Leases	3.5%

A summary of future minimum rental payments under such leases as the dates indicated follows:

	Minimum Rental Payments
	June 30, 2019	December 31, 2018
	(in thousands)
Year Ending December 31,
2019	$1,117	$2,490
2020	2,168	2,170
2021	1,889	1,694
2022	1,733	1,331
2023	1,671	1,104
Thereafter	8,949	1,074

Total lease payments	$17,527	$9,863

Less imputed interest	(3,171)

Present value of lease liability	$14,356

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At June 30, 2019, the Company had total assets of $5.2 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

Net income for the six months ended June 30, 2019, was $18,884,000 or $3.39 per Class A share diluted, an increase of 13.0 % compared to net income of $16,707,000, or $3.00 per Class A share diluted, for the same period a year ago.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended June 30,
	2019	2018
Basic EPS – Class A common	$2.06	$1.96
Basic EPS – Class B common	$1.03	$0.98
Diluted EPS – Class A common	$1.70	$1.62
Diluted EPS – Class B common	$1.03	$0.98

	Six Months Ended June 30,
	2019	2018
Basic EPS – Class A common	$4.11	$3.64
Basic EPS – Class B common	$2.06	$1.82
Diluted EPS – Class A common	$3.39	$3.00
Diluted EPS – Class B common	$2.06	$1.82

Net interest income totaled $46,688,000 for the six months ended June 30, 2019 compared to $45,667,000 for the same period in 2018. The 2.2% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.19% on a fully taxable equivalent basis in 2018 to 2.09% for the same period in 2019. This was primarily the result of increased rates paid on deposits.

The average balances of earning assets increased by 8.1% combined with an average yield increase of 0.36%, resulting in an increase in interest income of $13,931,000. The average balance of interest bearing liabilities increased 7.6% combined with an average cost of funds increase of 0.58%, resulting in an increase in interest expense of $12,910,000.

The trends in the net interest margin are illustrated in the graph below:

The net interest margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter of 2017. During 2017, the Company did not see a corresponding increase in short term rates on interest bearing liabilities. The margin decreased for 2018 mainly as a result of a decrease in the corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. During the fourth quarter of 2018 and first and second quarters of 2019, the Company increased its average interest-bearing deposits. These deposits increased net interest income, but decreased the net interest margin. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses decreased by $275,000 from $900,000 for the six months ended June 30, 2018 to $625,000 for the same period in 2019. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $4,999,000 at June 30, 2019, compared to $3,538,000 at December 31, 2018.

The Company’s effective tax rate decreased from 4.7% for the six months ended June 30, 2018 to 0.8% for the same period in 2019. This was primarily as a result of a reduction in tax accruals related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. Therefore, the full amount of the AMT credit carryover will be refunded to the Company.

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

Financial Condition

Loans

On June 30, 2019, total loans outstanding were $2,312,571,000 up by $26,993,000 from the total on December 31, 2018. At June 30, 2019, commercial real estate loans accounted for 32.8%, commercial and industrial accounted for 33.1%, and residential real estate loans, including home equity loans, accounted for 28.4% of total loans.

Commercial real estate loans increased to $758,242,000 from $750,362,000 on December 31, 2018 primarily as a result of loan originations. Commercial and industrial loans increased to $764,492,000 at June 30, 2019 from $761,625,000 at December 31, 2018, primarily as a result of loan originations. Construction loans increased slightly to $13,751,000 at June 30, 2019 from $13,628,000 on December 31, 2018. Residential real estate loans decreased slightly to $346,585,000 on June 30, 2019 from $348,250,000 on December 31, 2018, primarily as a result of loan sales offset, somewhat, by new loan originations. Home equity loans increased to $311,210,000 on June 30, 2019 from $292,340,000 at December 31, 2018, primarily as a result of a home equity loan promotion. Municipal loans decreased to $95,682,000 from $97,290,000, primarily as a result of loan payoffs.

In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at June 30, 2019 was $29,070,000 as compared to $28,543,000 at December 31, 2018. The level of the allowance for loan losses to total loans was 1.26% at June 30, 2019 and 1.25% at December 31, 2018. The coverage ratio remained relatively stable. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publically available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2019.

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2019 and are included within the total loan portfolio.

Credit Rating:	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Aaa – Aa3	$482,138	$53,532	$41,016	$576,686
A1 – A3	188,195	7,480	150,687	346,362
Baa1 – Baa3	—	26,970	120,048	147,018
Ba2	—	5,900	—	5,900

Total	$670,333	$93,882	$311,751	$1,075,966

Credit ratings issued by national organizations are presented in the following table at December 31, 2018.

Credit Rating:	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Aaa – Aa3	$491,247	$54,105	$42,790	$588,142
A1 – A3	172,472	7,605	151,381	331,458
Baa1 – Baa3	—	26,970	118,197	145,167
Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Allowance for loan losses, beginning of period	$28,848	$26,695	$28,543	$26,255
Loans charged off	(75)	(72)	(218)	(159)
Recoveries on loans previously charged-off	47	71	120	148

Net recoveries (charge-offs)	(28)	(1)	(98)	(11)
Provision charged to expense	250	450	625	900

Allowance for loan losses, end of period	$29,070	$27,144	$29,070	$27,144

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Nonaccruing loans	$2,899	$1,313
Total nonperforming assets	$4,999	$3,538
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.13%	0.15%
Nonperforming assets as a percentage of total assets	0.10%	0.07%
Accruing troubled debt restructures	$2,520	$2,559

The increase in nonperforming assets primarily the result of a small number of commercial real estate loans.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $291,402,000 at June 30, 2019, a decrease of 13.5% from December 31, 2018. The portfolio decreased mainly as a result of calls/maturities, sales and scheduled principal payments of $98,697,000. This was offset, somewhat, by purchases of securities available-for-sale totaling $52,822,000. The purchases include $800,000 of purchases that are due to municipalities. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.3 years.

At June 30, 2019, 87.2 % of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $37,277,000 or 12.8% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first six months of 2019, net unrealized loss on the securities available-for-sale increased to $297,000 from a net unrealized gain of $8,000 at December 31, 2018. This was primarily the result of a decrease in the value of floating rate securities and the increase in the value of one obligation of a state and political subdivision.

The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	June 30, 2019	December 31, 2018
	(in thousands)
U.S. Treasury	$—	$1,992
U.S. Government Sponsored Enterprises	3,974	3,915
Small Business Administration	65,012	70,194
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	176,155	162,890
Privately Issued Residential Mortgage-backed Securities	627	672
Obligations issued by States and Political Subdivisions	42,002	93,503
Other Debt Securities	3,632	3,593

Total Securities Available–for-Sale	$291,402	$336,759

The Company realized gross gains of $7,000 from the proceeds of $12,330,000 from the sales of available-for-sale securities for the six months ended June 30, 2019. The Company realized gross gains of $197,000 from the proceeds of $17,871,000 from the sales of available-for-sales securities for the six months ended June 30, 2018.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $2,178,568,000 on June 30, 2019, an increase of 6.4% from December 31, 2018. Purchases of securities held-to-maturity totaled $324,893,000 for the six months ended June 30, 2019. The purchases were offset somewhat, by calls, maturities and scheduled principal payments of $196,131,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.6 years. Unrealized losses increased during the year primarily as a result of increases in interest rates.

The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

	June 30, 2019	December 31, 2018
	(in thousands)
U.S. Treasury	$—	$9,960
U.S. Government Sponsored Enterprises	162,870	234,228
SBA Backed Securities	48,666	52,051
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,967,032	1,750,408

Total Securities Held-to-Maturity	$2,178,568	$2,046,647

There were no sales of held-to-maturity securities for the six months ended June 30, 2019 and June 30, 2018 respectively.

The net unrealized gains on investment securities held-to-maturity was $5,957,000 or 0.3% of the total at June 30, 2019 and the net unrealized losses of $55,226,000 or 2.7% of the total at December 31, 2018. The decrease in the net unrealized losses on securities held-to-maturity related primarily to a decrease in interest rates. The gross unrealized losses relate primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired June 30, 2019 and December 31, 2018.

At June 30, 2019 and December 31, 2018, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first six months of 2019, the FHLBB redeemed $5,558,000 of FHLBB stock and the Company purchased $8,723,000 of FHLBB stock. As of June 30, 2019, no impairment has been recognized.

Equity Securities

At June 30, 2019 equity securities totaled $1,681,000 compared to $1,596,000 at December 31, 2018. Equity securities were reclassified from securities available-for-sale during the first quarter of 2018. The unrealized gain, of $29,000 on equity securities, at December 31, 2017, was transferred to retained earnings and the change in the unrealized gain for the first quarter of 2018 was classified as other income, in accordance with ASU 2016-1 as previously discussed in Note 9.

Deposits and Borrowed Funds

On June 30, 2019, deposits totaled $4,096,160,000, representing a 7.1% decrease from December 31, 2018. Total deposits decreased primarily as a result of a decrease in demand deposits, Savings and NOW deposits, money market accounts, and time deposits. These types of deposits decreased primarily from increased competition and deposit seasonality. Demand deposits decreased mainly as a result of decreased corporate checking balances. Savings and NOW deposits decreased mainly as a result of a decrease in corporate savings deposits. Money market accounts decreased mainly as a result of a decrease in corporate money market accounts as well as decreases in deposit gathering services accounts. Time deposits decreased primarily as a result of decreased personal, corporate and municipal time deposits.

Borrowed funds totaled $670,929,000 at June 30, 2019 compared to $356,618,000 at December 31, 2018. Borrowed funds increased mainly as a result of an increase in short-term FHLBB borrowings. FHLBB borrowings increased primarily as a result of deposit seasonality.

Stockholders’ Equity

At June 30, 2019, total equity was $318,937,000 compared to $300,439,000 on December 31, 2018. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by dividends paid. The Company’s leverage ratio stood at 7.07% on June 30, 2019, compared to 6.91% at December 31, 2018. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of June 30, 2019, was $57.28 as compared to $53.96 on December 31, 2018.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2019			June 30, 2018
ASSETS	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
Interest-earning assets:
Loans (2)
Loans taxable	$1,201,052	$13,354	4.46%	$1,075,059	$11,243	4.19%
Loans tax-exempt	1,118,523	10,542	3.78%	1,127,707	10,038	3.57%
Securities available-for-sale (5):
Taxable	280,421	2,187	3.12%	319,013	1,995	2.50%
Tax-exempt	49,161	368	2.99%	82,986	405	1.95%
Securities held-to-maturity:
Taxable	2,162,993	14,595	2.70%	1,848,760	11,135	2.41%
Interest-bearing deposits in other banks	153,665	927	2.41%	169,052	765	1.81%

Total interest-earning assets	4,965,815	41,973	3.38%	4,622,577	35,581	3.08%
Non interest-earning assets	247,292			225,705
Allowance for loan losses	(29,018)			(26,937)

Total assets	$5,184,089			$4,821,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$976,801	$2,533	1.04%	$969,532	$1,575	0.65%
Savings accounts	879,393	3,344	1.53%	549,072	1,008	0.74%
Money market accounts	1,270,205	5,412	1.71%	1,212,952	2,934	0.97%
Time deposits	502,717	2,893	2.31%	597,640	2,531	1.70%

Total interest-bearing deposits	3,629,116	14,182	1.57%	3,329,196	8,048	0.97%
Securities sold under agreements to repurchase	193,915	490	1.01%	138,177	188	0.55%
Other borrowed funds and subordinated debentures	230,887	1,770	3.07%	301,780	1,973	2.62%

Total interest-bearing liabilities	4,053,918	16,442	1.63%	3,769,153	10,209	1.09%

Non-interest-bearing liabilities
Demand deposits	736,766			710,738
Other liabilities	79,723			69,263

Total liabilities	4,870,407			4,549,154

Stockholders’ equity	313,682			272,191
Total liabilities & stockholders’ equity	$5,184,089			$4,821,345

Net interest income on a fully taxable equivalent basis		25,531			25,372
Less taxable equivalent adjustment		(2,281)			(2,173)

Net interest income		$23,250			$23,199

Net interest spread (3)			1.75%			1.99%

Net interest margin (4)			2.06%			2.20%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the six-month periods indicated.

	Six Months Ended
	June 30, 2019			June 30, 2018
ASSETS	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
Interest-earning assets:
Loans (2)
Loans taxable	$1,191,966	$26,448	4.47%	$1,059,289	$21,928	4.17%
Loans tax-exempt	1,114,199	20,954	3.79%	1,129,755	19,644	3.51%
Securities available-for-sale (5):
Taxable	276,885	4,370	3.16%	328,650	3,750	2.28%
Tax-exempt	63,779	914	2.87%	75,382	695	1.84%
Securities held-to-maturity:
Taxable	2,121,043	28,383	2.68%	1,795,422	21,423	2.39%
Interest-bearing deposits in other banks	189,568	2,276	2.40%	199,454	1,648	1.65%

Total interest-earning assets	4,957,440	83,345	3.38%	4,587,952	69,088	3.02%
Non interest-earning assets	247,276			227,071
Allowance for loan losses	(28,864)			(26,743)

Total assets	$5,175,852			$4,788,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$939,767	$4,689	1.01%	$962,112	$2,928	0.61%
Savings accounts	894,511	6,653	1.50%	544,716	1,878	0.70%
Money market accounts	1,270,952	10,756	1.71%	1,196,783	5,387	0.91%
Time deposits	509,710	5,686	2.25%	601,207	4,894	1.64%

Total interest-bearing deposits	3,614,940	27,784	1.55%	3,304,818	15,087	0.92%
Securities sold under agreements to repurchase	181,252	875	0.97%	149,139	369	0.50%
Other borrowed funds and subordinated debentures	231,401	3,422	2.98%	288,137	3,715	2.60%

Total interest-bearing liabilities	4,027,593	32,081	1.61%	3,742,094	19,171	1.03%

Non-interest-bearing liabilities
Demand deposits	759,653			708,858
Other liabilities	79,440			69,242

Total liabilities	4,866,686			4,520,194

Stockholders’ equity	309,166			268,086
Total liabilities & stockholders’ equity	$5,175,852			$4,788,280

Net interest income on a fully taxable equivalent basis		51,264			49,917
Less taxable equivalent adjustment		(4,576)			(4,250)

Net interest income		$46,688			$45,667

Net interest spread (3)			1.76%			1.98%

Net interest margin (4)			2.09%			2.19%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018			Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
Interest income:	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Loans
Taxable	$1,372	$740	$2,112	$2,872	$1,648	$4,520
Tax-exempt	(82)	586	504	(274)	1,584	1,310
Securities available-for-sale
Taxable	(261)	453	192	(657)	1,277	620
Tax-exempt	(203)	166	(37)	(120)	339	219
Securities held-to-maturity
Taxable	2,026	1,434	3,460	4,168	2,792	6,960
Interest-bearing deposits in other banks	(75)	236	161	(85)	713	628

Total interest income	2,777	3,615	6,392	5,904	8,353	14,257

Interest expense:
Deposits
NOW accounts	12	946	958	(69)	1,830	1,761
Savings accounts	840	1,496	2,336	1,704	3,071	4,775
Money market accounts	145	2,333	2,478	353	5,015	5,368
Time deposits	(446)	808	362	(825)	1,617	792

Total interest-bearing deposits	551	5,583	6,134	1,163	11,533	12,696
Securities sold under agreements to repurchase	97	205	302	93	413	506
Other borrowed funds and subordinated debentures	(510)	307	(203)	(793)	500	(293)

Total interest expense	138	6,095	6,233	463	12,446	12,909

Change in net interest income	$2,639	$(2,480)	$159	$5,441	$(4,093)	$1,348

Net Interest Income

For the three months ended June 30, 2019, net interest income on a fully taxable equivalent basis totaled $25,531,000 compared to $25,372,000 for the same period in 2018, an increase of $159,000 or 0.6%. The increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.20% on a fully taxable equivalent basis in 2018 to 2.06% for the same period in 2019. This was primarily the result of increased rates paid on deposits. The average balances of earning assets increased by 7.4% combined with an average yield increase of 0.30%, resulting in an increase in fully taxable equivalent interest income of $6,392,000. The average balance of interest bearing liabilities increased 7.6% combined with an average cost of funds increase of 0.54%, resulting in an increase in interest expense of $6,233,000.

For the six months ended June 30, 2019, net interest income on a fully taxable equivalent basis totaled $51,264,000 compared to $49,917,000 for the same period in 2018, an increase of $1,347,000 or 2.7%. The increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.19% on a fully taxable equivalent basis in 2018 to 2.09% for the same period in 2019. This was primarily the result of increased rates paid on deposits. The average balances of earning assets increased by 8.1% combined with an average yield increase of 0.36%, resulting in an increase in fully taxable equivalent interest income of $14,257,000. The average balance of interest bearing liabilities increased 7.6% combined with an average cost of funds increase of 0.58%, resulting in an increase in interest expense of $12,910,000.

As illustrated in the table above, the main contributors to the increase in net interest income were from, securities held-to-maturity, loans, securities available-for-sale, and interest-bearing deposits in other banks. Securities held-to-maturity income increased primarily as a result of an increase in volume as well as rates. Loan income increased primarily from an increase in volume and an overall increase in rates. Securities available-for-sale income increased from an increase in rates paid on the portfolio. The Company has a sizable floating rate available-for-sale portfolio. These securities reprice as interest rates rise. Interest-bearing deposits income increased primarily from an increase in rates. The increase in interest income was partially offset by an increase in interest expense. This was mainly the result of increased rates paid on money market, saving and NOW accounts, and time deposits. The Company has modestly raised interest rates on these products to remain competitive.

Provision for Loan Losses

For the quarter months ended June 30, 2019, the loan loss provision was $250,000 compared to a provision of $450,000 for the same period last year. For the six months ended June 30, 2019, the loan loss provision was $625,000 compared to a provision of $900,000 for the same period last year. The decrease in the provision, for both time periods, was primarily the result of lower loan growth. Further discussion relating to changes in portfolio composition is discussed in Note 4.

Non-Interest Income and Expense

Other operating income for the quarter ended June 30, 2019 increased by $1,275,000 from the same period last year to $4,997,000. This was mainly attributable to an increase in other income of $540,000, an increase in lockbox fees of $371,000 and an increase in service charges on deposit accounts of $218,000, and gains on sales of mortgage loans of $139,000 Lockbox income increased as a result of an increase in customer accounts. Other income increased mainly as a result of proceeds from life insurance policies. Service charges on deposit accounts increased primarily as a result of an increase in customer activity.

Other operating income for the six months ended June 30, 2019 increased by $1,509,000 from the same period last year to $9,424,000. This was mainly attributable to an increase in lockbox fees of $669,000, an increase in other income of $516,000, an increase in service charges on deposit accounts of $360,000, and gains on sales of mortgage loans of $154,000 offset, somewhat, by a decrease of $190,000 from the sales of securities. Lockbox income increased as a result of an increase in customer accounts. Other income increase mainly as a result of proceeds from life insurance policies. Service charges on deposit accounts increased primarily as a result of an increase in customer activity.

For the quarter ended June 30, 2019, operating expenses increased by $1,105,000 or 6.4% to $18,264,000, from the same period last year. This was primarily attributable to an increase in other expenses of $659,000, salaries and employee benefits of $380,000, occupancy expenses of $61,000, and equipment expenses of $15,000, offset, somewhat, by a decrease in FDIC assessments of $10,000. Other expenses increased primarily as a result of increases in pension and consulting expense. Occupancy costs increased primarily as a result of increases in rent expense associated with a new operating facility and other annual rent increases. The increase in salaries and employee benefits was mainly attributable to merit increases. Equipment expenses increased mainly as a result of increased service contracts expenses. FDIC assessments decreased primarily as a result of a decrease in the assessment rate.

For the six months ended June 30, 2019, operating expenses increased by $1,294,000 or 3.7% to $36,454,000, from the same period last year. This was primarily attributable to an increase in other expenses of $995,000, salaries and employee benefits of $190,000 and occupancy expenses of $125,000 offset, slightly, by decreases FDIC assessments of $20,000. Other expenses increased primarily as a result of increases in pension and consulting expense. Salaries and employee benefits increased mainly as a result of merit increases. Occupancy costs increased primarily as a result of increases in rent expense associated with a new operating facility and other annual rent increases. FDIC assessments decreased primarily as a result of a decrease in the assessment rate. Equipment expenses remained relatively stable.

Income Taxes

For the second quarter of 2019, the Company’s income tax expense totaled $267,000 on pretax income of $9,733,000 resulting in an effective tax rate of 2.7%. For last year’s corresponding quarter, the Company’s income tax expense totaled $314,000 on pretax income of $9,312,000 resulting in an effective tax rate of 3.4%. For the first six months of 2019, the Company’s income tax expense totaled $149,000 on pretax income of $19,033,000 resulting in an effective tax rate of 0.8%. For the first six months of 2018, the Company’s income tax expense totaled $815,000 on pretax income of $17,522,000 resulting in an effective tax rate of 4.7%. The decrease in the effective tax rate, for both time periods, was primarily as a result of a reduction in tax accruals related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. Therefore, the full amount of the AMT credit carryover will be refunded to the Company.

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

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first six months of 2019 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1

A number of legal claims against the Company arising in the normal course of business were outstanding at June 30, 2019. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

++

As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended June 30 2019, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Chairman, President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby
Chief Financial Officer and Treasurer
(Principal Accounting Officer)