Form 10-Q
period 2019-09-30
CENTURY BANCORP INC
filed 2019-11-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

As of October 31, 2019, the Registrant had outstanding:

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

PART I – Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$85,014	$89,540
Federal funds sold and interest-bearing deposits in other banks	249,091	252,963

Total cash and cash equivalents	334,105	342,503
Securities available-for-sale, amortized cost $261,939 and $336,751, respectively	261,739	336,759
Securities held-to-maturity, fair value $2,188,465 and $1,991,421, respectively	2,164,135	2,046,647
Federal Home Loan Bank of Boston, stock at cost	14,025	17,974
Equity securities, amortized cost $1,635 and $1,635, respectively	1,672	1,596
Loans, net:
Construction and land development	7,824	13,628
Commercial and industrial	783,950	761,625
Municipal	121,802	97,290
Commercial real estate	765,385	750,362
Residential real estate	364,317	348,250
Consumer and overdrafts	21,748	22,083
Home equity	310,635	292,340

Total loans, net	2,375,661	2,285,578
Less: allowance for loan losses	29,097	28,543

Net loans	2,346,564	2,257,035
Bank premises and equipment	31,520	23,921
Accrued interest receivable	13,275	14,406
Goodwill	2,714	2,714
Other assets	129,432	120,380

Total assets	$5,299,181	$5,163,935

Liabilities
Deposits:
Demand deposits	$797,455	$813,478
Savings and NOW deposits	1,759,401	1,707,019
Money market accounts	1,249,923	1,325,888
Time deposits	533,074	560,579

Total deposits	4,339,853	4,406,964
Securities sold under agreements to repurchase	307,235	154,240
Other borrowed funds	209,188	202,378
Subordinated debentures	36,083	36,083
Other liabilities	77,862	63,831

Total liabilities	4,970,221	4,863,496
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,650,449 shares and 3,608,329 shares, respectively	3,650	3,608
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,917,460 shares and 1,959,580 shares respectively	1,918	1,960
Additional paid-in capital	12,292	12,292
Retained earnings	328,801	301,488

	346,661	319,348
Unrealized losses on securities available-for-sale, net of taxes	(150)	6
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(1,991)	(2,565)
Pension liability, net of taxes	(15,560)	(16,350)

Total accumulated other comprehensive loss, net of taxes	(17,701)	(18,909)

Total stockholders’ equity	328,960	300,439

Total liabilities and stockholders’ equity	$5,299,181	$5,163,935

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income
Loans	$22,117	$20,167	$65,106	$57,613
Securities held-to-maturity	14,623	11,507	43,006	32,930
Securities available-for-sale	2,184	2,500	7,305	6,821
Federal funds sold and interest-bearing deposits in other banks	928	591	3,204	2,239

Total interest income	39,852	34,765	118,621	99,603

Interest expense
Savings and NOW deposits	5,445	2,972	16,788	7,778
Money market accounts	5,050	3,652	15,805	9,039
Time deposits	3,038	2,571	8,724	7,465
Securities sold under agreements to repurchase	697	288	1,572	657
Other borrowed funds and subordinated debentures	1,852	2,078	5,274	5,793

Total interest expense	16,082	11,561	48,163	30,732

Net interest income	23,770	23,204	70,458	68,871
Provision for loan losses	75	—	700	900

Net interest income after provision for loan losses	23,695	23,204	69,758	67,971
Other operating income
Service charges on deposit accounts	2,310	2,137	6,801	6,268
Lockbox fees	937	892	3,018	2,304
Net gains on sales of securities	53	105	61	302
Gains on sales of mortgage loans	—	—	154	—
Other income	986	1,035	3,676	3,210

Total other operating income	4,286	4,169	13,710	12,084

Operating expenses
Salaries and employee benefits	10,670	10,570	32,621	32,331
Occupancy	1,463	1,481	4,686	4,579
Equipment	862	781	2,440	2,355
Other	4,467	4,516	14,170	13,243

Total operating expenses	17,462	17,348	53,917	52,508

Income before income taxes	10,519	10,025	29,551	27,547
Provision for income taxes	435	444	584	1,259

Net income	$10,084	$9,581	$28,967	$26,288

Share data:
Weighted average number of shares outstanding, basic
Class A	3,650,449	3,608,329	3,627,076	3,608,129
Class B	1,917,460	1,959,580	1,940,833	1,959,780
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,917,460	1,959,580	1,940,833	1,959,780
Basic earnings per share:
Class A	$2.19	$2.09	$6.30	$5.73
Class B	$1.09	$1.04	$3.15	$2.86
Diluted earnings per share
Class A	$1.81	$1.72	$5.20	$4.72
Class B	$1.09	$1.04	$3.15	$2.86

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended September 30,
	2019	2018
Net income	$10,084	$9,581
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	113	(88)
Less: reclassification adjustment for gains included in net income	(39)	(76)

Total unrealized gains (losses) on securities	74	(164)
Accretion of net unrealized losses transferred	155	238
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	263	292

Other comprehensive income	492	366

Comprehensive income	$10,576	$9,947

	Nine months ended September 30,
	2019	2018
Net income	$28,967	$26,288
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(112)	412
Less: reclassification adjustment for gains included in net income	(44)	(217)

Total unrealized (losses) gains on securities	(156)	195
Accretion of net unrealized losses transferred	574	872
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	790	877

Other comprehensive income	1,208	1,944

Comprehensive income	$30,175	$28,232

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended September 30, 2019 and 2018

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at June 30, 2018	$3,608	$1,960	$12,292	$283,084	$(23,463)	$277,481
Net income	—	—	—	9,581	—	9,581
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $30 in taxes	—	—	—	—	(164)	(164)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $85 in taxes	—	—	—	—	238	238
Pension liability adjustment, net of $114 in taxes	—	—	—	—	292	292
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(432)	—	(432)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(119)	—	(119)

Balance at September 30, 2018	$3,608	$1,960	$12,292	$292,114	$(23,097)	$286,877

Balance at June 30, 2019	$3,620	$1,948	$12,292	$319,270	$(18,193)	$318,937
Net income	—	—	—	10,084	—	10,084
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $23 in taxes and $53 in realized gains	—	—	—	—	74	74
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $54 in taxes	—	—	—	—	155	155
Pension liability adjustment, net of $103 in taxes	—	—	—	—	263	263
Conversion of Class B Common Stock to Class A Common Stock, 30,000 shares	30	(30)	—	—	—	—
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(438)	—	(438)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(115)	—	(115)

Balance at September 30, 2019	$3,650	$1,918	$12,292	$328,801	$(17,701)	$328,960

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2019 and 2018

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297
Net income	—	—	—	26,288	—	26,288
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $39 in taxes and $302 in realized gains	—	—	—	—	195	195
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $314 in taxes	—	—	—	—	872	872
Pension liability adjustment, net of $342 in taxes	—	—	—	—	877	877
Adoption of ASU 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—
Adoption of ASU 2016-1, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—
Conversion of Class B Common Stock to Class A Common Stock, 2,500 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,299)	—	(1,299)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(353)	—	(353)

Balance at September 30, 2018	$3,608	$1,960	$12,292	$292,114	$(23,097)	$286,877

Balance at December 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439
Net income	—	—	—	28,967	—	28,967
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $52 in taxes and $61 in realized gains	—	—	—	—	(156)	(156)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $205 in taxes	—	—	—	—	574	574
Pension liability adjustment, net of $309 in taxes	—	—	—	—	790	790
Conversion of Class B Common Stock to Class A Common Stock, 42,120 shares	42	(42)	—	—	—	—
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,304)	—	(1,304)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(350)	—	(350)

Balance at September 30, 2019	$3,650	$1,918	$12,292	$328,801	$(17,701)	$328,960

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2019 and 2018

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,967	$26,288
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	(154)	—
Net gains on sales of securities	(61)	(302)
Net (gain) loss on equity securities	(76)	47
Provision for loan losses	700	900
Deferred income taxes	(593)	(1,270)
Net depreciation and amortization	(1,693)	1,116
Decrease (increase) in accrued interest receivable	1,131	(1,699)
(Increase) decrease in other assets	(1,037)	1,542
Increase in other liabilities	2,029	4,825

Net cash provided by operating activities	29,213	31,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	13,801	13,619
Purchase of Federal Home Loan Bank of Boston stock	(9,852)	(14,583)
Proceeds from calls/maturities of securities available-for-sale	115,574	111,922
Proceeds from sales of securities available-for-sale	16,285	27,517
Purchase of securities available-for-sale	(57,005)	(108,871)
Proceeds from calls/maturities of securities held-to-maturity	313,358	187,009
Purchase of securities held-to-maturity	(427,124)	(358,824)
Proceeds from sales of securities held-to-maturity	1,194	—
Proceeds from life insurance policies	5,124	375
Net increase in loans	(98,915)	(83,967)
Proceeds from sales of portfolio loans	8,871	—
Capital expenditures	(9,962)	(2,900)

Net cash used in investing activities	(128,651)	(228,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(27,505)	(45,475)
Net decrease (increase) in demand, savings, money market and NOW deposits	(39,606)	92,915
Cash dividends	(1,654)	(1,652)
Net increase (decrease) in securities sold under agreements to repurchase	152,995	(18,500)
Net increase in other borrowed funds	6,810	24,828

Net cash provided by financing activities	91,040	52,116

Net decrease in cash and cash equivalents	(8,398)	(145,140)
Cash and cash equivalents at beginning of period	342,503	356,430

Cash and cash equivalents at end of period	$334,105	$211,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$48,127	$30,680
Income taxes	(6,604)	590
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(156)	195
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	574	872
Pension liability adjustment, net of taxes	790	877
Change in due to (from) to broker	—	897

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Nine Months Ended September 30, 2019 and 2018

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU required lessees to put most leases on their balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU also eliminated today’s real estate-specific provisions for all companies. For lessors, this ASU modified the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. The Company also reviewed contracts to determine if they contain embedded leases. The Company’s balance sheet impact was $15.1 million as of January 1, 2019. This amount was recorded as a right of use asset, included in other assets, with a corresponding lease liability, included in other liabilities.

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

To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of implementing this ASU, has purchased a software solution and is capturing information needed to implement this ASU. As part of the FASB ASC 326 implementation process the company is using two models: a rating migration model and a probability of default model. The probability of default model is based primarily on four components: loss history, product lifecycle, behavioral attributes and the economic environment. The ratings migration model is designed to estimate loss reserves according to the CECL standard for rated loans or similar instruments. The model structure follows a grade migration approach, where the default rate is based on the probability of each grade transition which is modeled using historical data.

The Company has started to input information into the models, and is running the software program and comparing to existing results. In addition, the Company has also begun developing accounting policies, as well as designing and implementing new internal controls relevant to the updated methodologies and models. The Company has not determined the dollar impact as of September 30, 2019.

The securities held-to-maturity include U.S. Treasury, U.S. Government Sponsored Enterprises, BSA Backed Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities. The Company expects no impact from ASU 2016-13 to arise from this portfolio.

Since ASU 2016-13, the FASB has issued amendments intended on improving the clarification of the amendment, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging. The amendment in ASU 2018-19 was issued in November 2018 and was intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The amendment in ASU 2019-04 was issued in April 2019 and was intended to clarify stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13. ASU 2019-05 Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief was also issued in May 2019. This ASU provides entities the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized costs basis. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall. The amendments in this ASU should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity early adopted the amendments in ASU 2016-13.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for annual reporting periods beginning after December 15, 2019. The effect of this update is not expected to have a material impact on the Company’s disclosures.

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

Note 3. Securities Available-for-Sale

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$2,000	$—	$8	$1,992
U.S. Government Sponsored Enterprises	—	—	—	—	3,946	—	31	3,915
SBA Backed Securities	58,714	51	101	58,664	70,477	1	284	70,194
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	170,532	189	439	170,282	162,604	536	250	162,890
Privately Issued Residential Mortgage-Backed Securities	574	6	1	579	679	3	10	672
Obligations Issued by States and Political Subdivisions	28,519	57	—	28,576	93,445	58	—	93,503
Other Debt Securities	3,600	64	26	3,638	3,600	37	44	3,593

Total	$261,939	$367	$567	$261,739	$336,751	$635	$627	$336,759

Included in SBA Backed Securities, U.S. Government Sponsored Enterprise Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $196,356,000 and $197,304,000 at September 30, 2019 and December 31, 2018, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $32,590,000 and $34,787,000 at September 30, 2019 and December 31, 2018, respectively. The Company realized gross gains of $13,000 from the proceeds of $16,285,000 from the sales of available-for-sale securities for the nine months ended September 30, 2019. The Company realized gross gains of $302,000 from the proceeds of $27,517,000 from the sales of available-for-sale securities for the nine months ended September 30, 2018.

Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at September 30, 2019.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$26,187	$26,184
After one but within five years	134,881	134,811
After five but within ten years	85,551	85,378
More than 10 years	15,320	15,366

Total	$261,939	$261,739

The weighted average remaining life of investment securities available-for-sale at September 30, 2019 was 5.1 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $234,949,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of September 30, 2019 and December 31, 2018, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019 or December 31, 2018.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at September 30, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 24 and 18 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 134 holdings at September 30, 2019.

	September 30, 2019
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	—	—	—	—	—	—
SBA Backed Securities	11,133	11	24,944	90	36,077	101
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	81,305	264	27,872	175	109,177	439
Privately Issued Residential Mortgage-Backed Securities	—	—	282	1	282	1
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	800	1	475	25	1,275	26

Total temporarily impaired securities	$93,238	$276	$53,573	$291	$146,811	$567

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

	December 31, 2018
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$1,992	$8	$1,992	$8
U.S. Government Sponsored Enterprises	3,914	31	—	—	3,914	31
SBA Backed Securities	17,950	28	44,323	256	62,273	284
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	19,244	21	45,782	229	65,026	250
Privately Issued Residential Mortgage-Backed Securities	—	—	495	10	495	10
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	—	—	455	44	455	44

Total temporarily impaired securities	$41,108	$80	$93,047	$547	$134,155	$627

Note 4. Investment Securities Held-to-Maturity

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$9,960	$—	$2	$9,958
U.S. Government Sponsored Enterprises	121,516	653	67	122,102	234,228	336	803	233,761
SBA Backed Securities	47,126	452	66	47,512	52,051	—	2,065	49,986
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	1,995,493	29,911	6,553	2,018,851	1,750,408	2,324	55,016	1,697,716

Total	$2,164,135	$31,016	$6,686	$2,188,465	$2,046,647	$2,660	$57,886	$1,991,421

Included in U.S. Government and Agency Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,692,033,000 and $1,441,059,000 at September 30, 2019 and December 31, 2018, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $427,425,000 and $291,190,000 at September 30, 2019 and December 31, 2018, respectively. The Company realized gross gains of $48,000 from the proceeds of $1,194,000 from the sales of held-to-maturity securities for the nine months ended September 30, 2019. The sales of securities held-to-maturity relate to certain mortgage backed securities for which the company has previously collected a substantial portion of its principal investment. There were no sales of held-to-maturity securities for the nine months ended September 30, 2018.

At September 30, 2019 and December 31, 2018, all mortgage-backed securities are obligations of U.S. Government Agencies and Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at September 30, 2019.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$70,980	$71,260
After one but within five years	1,809,564	1,829,087
After five but within ten years	271,068	275,192
More than ten years	12,523	12,926

Total	$2,164,135	$2,188,465

The weighted average remaining life of investment securities held-to-maturity at September 30, 2019 was 3.6 years. Included in the weighted average remaining life calculation at September 30, 2019 were $66,196,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $111,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of September 30, 2019 and December 31, 2018, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2019 or December 31, 2018.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio September 30, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 44 and 112 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 505 holdings at September 30, 2019.

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	9,976	22	9,954	45	19,930	67
SBA Backed Securities	13,673	66	—	—	13,673	66
U.S. Government Agency and Sponsored Enterprise Mortgage- Backed Securities	163,889	816	430,714	5,737	594,603	6,553

Total temporarily impaired securities	$187,538	$904	$440,668	$5,782	$628,206	$6,686

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Allowance for loan losses, beginning of period	$29,070	$27,144	$28,543	$26,255
Loans charged off	(118)	(89)	(336)	(247)
Recoveries on loans previously charged-off	70	1,490	190	1,637

Net recoveries (charge-offs)	(48)	1,401	(146)	1,390
Provision charged to expense	75	—	700	900

Allowance for loan losses, end of period	$29,097	$28,545	$29,097	$28,545

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2019 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at June 30, 2019	$1,052	$11,338	$1,832	$10,848	$2,210	$380	$1,120	$290	$29,070
Charge-offs	—	(57)	—	—	—	(61)	—	—	(118)
Recoveries	—	23	—	—	—	47	—	—	70
Provision	(752)	9	751	53	(24)	(84)	(33)	155	75

Ending balance at September 30, 2019	$300	$11,313	$2,583	$10,901	$2,186	$282	$1,087	$445	$29,097

Amount of allowance for loan losses for loans deemed to be impaired	$—	$2	$—	$86	$—	$—	$—	$—	$88

Amount of allowance for loan losses for loans not deemed to be impaired	$300	$11,311	$2,583	$10,815	$2,186	$282	$1,087	$445	$29,009

Loans:
Ending balance	$7,824	$783,950	$121,802	$765,385	$364,317	$21,748	$310,635	$—	$2,375,661

Loans deemed to be impaired	$—	$203	$—	$2,373	$—	$—	$—	$—	$2,576

Loans not deemed to be impaired	$7,824	$783,747	$121,802	$763,012	$364,317	$21,748	$310,635	$—	$2,373,085

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2019 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$1,092	$10,998	$1,838	$10,663	$2,190	$365	$1,111	$286	$28,543
Charge-offs	—	(108)	—	—	—	(228)	—	—	(336)
Recoveries	—	49	—	—	—	141	—	—	190
Provision	(792)	374	745	238	(4)	4	(24)	159	700

Ending balance at September 30, 2019	$300	$11,313	$2,583	$10,901	$2,186	$282	$1,087	$445	$29,097

Amount of allowance for loan losses for loans deemed to be impaired	$—	$2	$—	$86	$—	$—	$—	$—	$88

Amount of allowance for loan losses for loans not deemed to be impaired	$300	$11,311	$2,583	$10,815	$2,186	$282	$1,087	$445	$29,009

Loans:
Ending balance	$7,824	$783,950	$121,802	$765,385	$364,317	$21,748	$310,635	$—	$2,375,661

Loans deemed to be impaired	$—	$203	$—	$2,373	$—	$—	$—	$—	$2,576

Loans not deemed to be impaired	$7,824	$783,747	$121,802	$763,012	$364,317	$21,748	$310,635	$—	$2,373,085

During the nine months ending September 30, 2019, the Company’s provision was primarily attributable to an increase in municipal, Commercial and industrial, and commercial real estate balances offset, somewhat, by a decrease in construction and land development balances. During the three months ending September 30, 2019, the Company’s provision was primarily attributable to an increase in municipal balances offset, somewhat, by a decrease in construction and land development balances. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data. Overall there were improvements in historical loss rates.

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

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2019 and December 31, 2018.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2019 and December 31, 2018.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2019 and December 31, 2018 and full collectability is doubtful.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at September 30, 2019.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$7,824	$779,722	$121,802	$738,459
4 (Monitor)	—	4,025	—	24,553
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	203	—	2,373

Total	$7,824	$783,950	$121,802	$765,385

The following table presents the Company’s loans by risk rating at December 31, 2018.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$13,628	$757,089	$97,290	$723,170
4 (Monitor)	—	4,135	—	24,542
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	401	—	2,650

Total	$13,628	$761,625	$97,290	$750,362

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2019 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$497,124	$54,495	$40,759	$592,378
A1 – A3	187,970	7,479	148,735	344,184
Baa1 – Baa3	—	51,133	122,288	173,421
Ba2	—	5,895	—	5,895

Total	$685,094	$119,002	$311,782	$1,115,878

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$491,247	$54,105	$42,790	$588,142
A1 – A3	172,472	7,605	151,381	331,458
Baa1 – Baa3	—	26,970	118,197	145,167
Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at September 30, 2019 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$7,824	$7,824
Commercial and industrial	108	19	—	127	783,823	783,950
Municipal	—	—	—	—	121,802	121,802
Commercial real estate	155	167	—	322	765,063	765,385
Residential real estate	1,129	334	—	1,463	362,854	364,317
Consumer and overdrafts	15	—	—	15	21,733	21,748
Home equity	1,050	546	—	1,596	309,039	310,635

Total	$2,457	$1,066	$—	$3,523	$2,372,138	$2,375,661

Further information pertaining to the allowance for loan losses at December 31, 2018 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$13,628	$13,628
Commercial and industrial	187	115	—	302	761,323	761,625
Municipal	—	—	—	—	97,290	97,290
Commercial real estate	774	190	—	964	749,398	750,362
Residential real estate	2,554	569	—	3,123	345,127	348,250
Consumer and overdrafts	24	14	—	38	22,045	22,083
Home equity	1,108	425	—	1,533	290,807	292,340

Total	$4,647	$1,313	$—	$5,960	$2,279,618	$2,285,578

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

The following is information pertaining to impaired loans for September 30, 2019:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/19	Interest Income Recognized for 3 Months Ending 9/30/19	Average Carrying Value for 9 Months Ending 9/30/19	Interest Income Recognized for 9 Months Ending 9/30/19
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	87	306	—	89	2	87	6
Municipal	—	—	—	—	—	—	—
Commercial real estate	167	194	—	729	—	529	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$254	$500	$—	$818	$2	$616	$6

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	116	116	2	310	2	299	6
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,206	2,326	86	2,140	23	2,350	67
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,322	$2,442	$88	$2,450	$25	$2,649	$73

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	203	422	2	399	4	386	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,373	2,520	86	2,869	23	2,879	67
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,576	$2,942	$88	$3,268	$27	$3,265	$79

The following is information pertaining to impaired loans for September 30, 2018:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/18	Interest Income Recognized for 3 Months Ending 9/30/18	Average Carrying Value for 9 Months Ending 9/30/18	Interest Income Recognized for 9 Months Ending 9/30/18
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	84	282	—	56	—	47	—
Municipal	—	—	—	—	—	—	—
Commercial real estate	196	219	—	280	—	267	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$280	$501	$—	$336	$—	$314	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	576	593	93	589	5	490	14
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,484	2,597	95	2,262	24	2,278	71
Residential real estate	2,675	2,675	350	2,675	—	3,136	80
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$5,735	$5,865	$538	$5,526	$29	$5,904	$165

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	660	875	93	645	5	537	14
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,680	2,816	95	2,542	24	2,545	71
Residential real estate	2,675	2,675	350	2,675	—	3,136	80
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$6,015	$6,366	$538	$5,862	$29	$6,218	$165

Troubled debt restructurings are identified as modifications in which a concession was granted to a customer who was having financial difficulties. This concession may be below market rate, longer amortization/term, or a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations.

There was no troubled debt restructuring that occurred during the nine month period ended September 30, 2019. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first nine months of 2019.

There was one residential real estate loan and one consumer loan that were modified during the first quarter of 2018. The loans were modified by reducing the interest rates as well as extending the terms on both loans. The pre-modification and post-modification outstanding recorded investment was $2,675,000 for the residential real estate loan that was not accruing interest and had a specific reserve of $350,000. The pre-modification and post-modification outstanding recorded investment was $17,000 for the consumer loan that was accruing and had a specific reserve of $1,000. The financial impact for the modifications was not material. There was one troubled debt restructuring, for $2,675,000, which subsequently defaulted during the first nine months of 2018. This troubled debt restructuring became other real estate owned during the fourth quarter of 2018 and subsequently sold during the third quarter of 2019.

Note 6. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$54		$105		Net gains on sales of investments
Tax (expense) or benefit	(15)		(29)		Provision for income taxes

Net of tax	$39		$76		Net income

Accretion of unrealized losses transferred	$(209)		$(323)		Interest on securities held-to-maturity
Tax (expense) or benefit	54		85		Provision for income taxes

Net of tax	$(155)		$(238)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(29	)(b)	$(4	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(337	)(b)	(402	)(b)	Salaries and employee benefits

Total before tax	(366)		(406)		Income before taxes

Tax (expense) or benefit	103		114		Provision for income taxes

Net of tax	$(263)		$(292)		Net income

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$61		$302		Net gains on sales of investments
Tax (expense) or benefit	(17)		(85)		Provision for income taxes

Net of tax	$44		$217		Net income

Accretion of unrealized losses transferred	$(779)		$(1,186)		Interest on securities held-to-maturity
Tax (expense) or benefit	205		314		Provision for income taxes

Net of tax	$(574)		$(872)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(86	)(b)	$(12	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(1,013	)(b)	(1,207	)(b)	Salaries and employee benefits

Total before tax	(1,099)		(1,219)		Income before taxes

Tax (expense) or benefit	309		342		Provision for income taxes

Net of tax	$(790)		$(877)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 8) for additional details).

Note 7. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended September 30, 2019 and 2018.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2019	2018	2019	2018
Basic EPS Computation:
Numerator:
Net income, Class A	$7,986	$7,535	$22,849	$20,674
Net income, Class B	2,098	2,046	6,118	5,614
Denominator:
Weighted average shares outstanding, Class A	3,650,449	3,608,329	3,627,076	3,608,129
Weighted average shares outstanding, Class B	1,917,460	1,959,580	1,940,833	1,959,780
Basic EPS, Class A	$2.19	$2.09	$6.30	$5.73
Basic EPS, Class B	1.09	1.04	3.15	2.86

Diluted EPS Computation:
Numerator:
Net income, Class A	$7,986	$7,535	$22,849	$20,674
Net income, Class B	2,098	2,046	6,118	5,614

Total net income, for diluted EPS, Class A computation	10,084	9,581	28,967	26,288
Denominator:
Weighted average shares outstanding, basic, Class A	3,650,449	3,608,329	3,627,076	3,608,129
Weighted average shares outstanding, Class B	1,917,460	1,959,580	1,940,833	1,959,780

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,917,460	1,959,580	1,940,833	1,959,780
Diluted EPS, Class A	$1.81	$1.72	$5.20	$4.72
Diluted EPS, Class B	1.09	1.04	3.15	2.86

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

Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2019	2018	2019	2018
	(in thousands)
Service cost	$276	$353	$256	$277
Interest	473	371	482	346
Expected return on plan assets	(819)	(954)	—	—
Recognized prior service cost (benefit)	—	(25)	28	29
Recognized net actuarial losses	229	226	109	176

Net periodic benefit cost (credit)	$159	$(29)	$875	$828

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2019	2018	2019	2018
	(in thousands)
Service cost	$828	$1,059	$768	$831
Interest	1,419	1,111	1,445	1,040
Expected return on plan assets	(2,457)	(2,863)	—	—
Recognized prior service cost (benefit)	—	(75)	86	87
Recognized net actuarial losses	687	680	326	527

Net periodic benefit cost (credit)	$477	$(88)	$2,625	$2,485

Approximately $1,506,000 and $507,000 of costs other than service costs, from the table above, are included in other expenses for the nine months ended September 30, 2019 and 2018, respectively.

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

The results of the fair value hierarchy as of September 30, 2019, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
SBA Backed Securities	$58,664	$—	$58,664	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	170,282	—	170,282	—
Privately Issued Residential Mortgage- Backed Securities	579	—	579	—
Obligations Issued by States and Political Subdivisions	28,576	—	4,775	23,801
Other Debt Securities	3,638	—	3,638	—

Total	$261,739	$—	$237,938	$23,801

Equity Securities	$1,672	$324	$1,348	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	$173	$—	$—	$173

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. All impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions related to impaired loans recognized for the three and nine month periods ended September 30, 2019 amounted to $(204,837) and $37,099, respectively.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (4)	$23,801	Discounted cash flow	Discount rate	1.7%-3.1% (3)
Impaired Loans	$173	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
(4)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.

The changes in Level 3 securities for the nine month period ended September 30, 2019 are shown in the table below:

Obligations Issued by States & Political Subdivisions
(in thousands)
Balance at December 31, 2018	$88,728
Purchases	13,290
Maturities and calls	(78,196)
Amortization	(21)

Balance at September 30, 2019	$23,801

The amortized cost of Level 3 securities was $23,801,000 at September 30, 2019 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The fair value of impaired loans decreased by $78,000, for the first nine months of 2019, mainly attributable to one loan that was removed from impaired loans. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine month period ended September 30, 2019.

The changes in Level 3 securities for the nine month period ended September 30, 2018, are shown in the table below:

	Auction Rate Securities	Obligations Issued by States & Political Subdivisions	Total
	(in thousands)
Balance at December 31, 2017	$4,459	$78,141	$82,600
Purchases	—	105,837	105,837
Maturities and calls	—	(72,640)	(72,640)
Transfer to Level 2	(4,459)	—	(4,459)
Amortization	—	(104)	(104)
Changes in fair value	—	—	—

Balance at September 30, 2018	$—	$111,234	$111,234

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

The results of the fair value hierarchy as of December 31, 2018, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
U.S. Treasury	$1,992	$—	$1,992	$—
U.S. Government Sponsored Enterprises	3,915	—	3,915	—
SBA Backed Securities	70,194	—	70,194	—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	162,890	—	162,890	—
Privately Issued Residential Mortgage- Backed Securities	672	—	672	—
Obligations Issued by States and Political Subdivisions	93,503	—	4,775	88,728
Other Debt Securities	3,593		3,593

Total	$336,759	$—	$248,031	$88,728

Equity Securities	$1,596	$293	$1,303	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Other Real Estate Owned	$2,225	$—	$—	$2,225
Impaired Loans	$251	$—	$—	$251

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

Loans

The fair value of loans is estimated using the exit price notion consistent with Topic 820, Fair Value Measurement. Fair value is determined based on a discounted cash flow analysis. The discounted cash flow analysis was based on the contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk. For certain non-performing assets, fair value of the underlying collateral is determined based on the estimated values of individual receipts.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

September 30, 2019	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$2,164,135	$2,188,465	$—	$2,188,465	$—
Loans (1)	2,346,564	2,398,515	—	—	2,398,515
Financial liabilities:
Time deposits	533,074	532,135	—	532,135	—
Other borrowed funds	209,188	209,263	—	209,263	—
Subordinated debentures	36,083	36,083	—	36,083	—

December 31, 2018
Financial assets:
Securities held-to-maturity	$2,046,647	$1,991,421	$—	$1,991,421	$—
Loans (1)	2,257,035	2,279,712	—	—	2,279,712
Financial liabilities:
Time deposits	560,579	559,988	—	559,988	—
Other borrowed funds	202,378	203,122	—	203,122	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

A. Change in accounting policy

The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial application of January 1, 2018 through the third quarter of 2019 and has applied the guidance to all contracts within the scope of Topic 606 as of that date. As a result, the Company has changed its accounting policy for revenue recognition as detailed in this footnote.

The Company applied Topic 606 using the cumulative effect method. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the nine months ended September 30, 2019 and September 30, 2018, respectively, as a result of adopting Topic 606.

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

	Nine Months Ended 9/30/2019	Revenue from Contracts in Scope of Topic 606	Nine Months Ended 9/30/2018	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Net interest income	$70,458	$—	$68,871	$—

Noninterest income:
Service charges on deposit accounts	6,801	6,801	6,268	6,268
Lockbox fees	3,018	3,018	2,304	2,304
Net gains on sales of securities	61	—	302	—
Gains on sales of mortgage loans	154	—	—	—
Other income	3,676	2,338	3,210	2,215

Total noninterest income	13,710	12,157	12,084	10,787

Total revenues	$84,168	$12,157	$80,955	$10,787

	Three Months Ended 9/30/2019	Revenue from Contracts in Scope of Topic 606	Three Months Ended 9/30/2018	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Net interest income	$23,770	$—	$23,204	$—

Noninterest income:
Service charges on deposit accounts	2,310	2,310	2,137	2,137
Lockbox fees	937	937	892	892
Net gains on sales of securities	53	—	105	—
Gains on sales of mortgage loans	—	—	—	—
Other income	986	728	1,035	751

Total noninterest income	4,286	3,975	4,169	3,780

Total revenues	$28,056	$3,975	$27,373	$3,780

The following table provides information about receivables with customers.

	September 30, 2019	December 31, 2018
(dollars in thousands)
Receivables, which are included in “Other assets”	$1,142	$1,205

Note 12. Leases

The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 32 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2022 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $29,000 for the nine months ended September 30, 2019. Variable lease costs include costs that are not included in the lease liability.

The components of lease expense were as follows:

	Three Months Ended 9/30/2019	Nine Months Ended 9/30/2019
(in thousands)
Operating lease cost	$550	$1,676
Variable lease cost	121	405

Total lease cost	$671	$2,081

Supplemental cash flow information related to leases was as follows:

	Three Months Ended 9/30/2019	Nine Months Ended 9/30/2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$528	$1,605

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$433	$1,318

Supplemental balance sheet information related to leases was as follows:

9/30/2019
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$12,944
Operating lease liabilities	$13,101
Weighted Average Remaining Lease Term:
Operating Leases	11 Years
Weighted Average Discount Rate:
Operating Leases	3.5%

A summary of future minimum rental payments under such leases as the dates indicated follows:

	Minimum Rental Payments
	September 30, 2019	December 31, 2018
	(in thousands)
Year Ending December 31, 2019	$459	$2,490
2020	2,038	2,170
2021	1,759	1,694
2022	1,603	1,331
2023	1,541	1,104
Thereafter	8,570	1,074

Total lease payments	$15,970	$9,863

Less imputed interest	(2,869)

Present value of lease liability	$13,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At September 30, 2019, the Company had total assets of $5.3 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprising of approximately 298 government entities.

Net income for the nine months ended September 30, 2019, was $28,967,000 or $5.20 per Class A share diluted, an increase of 10.2% compared to net income of $26,288,000, or $4.72 per Class A share diluted, for the same period a year ago.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended September 30,
	2019	2018
Basic EPS – Class A common	$2.19	$2.09
Basic EPS – Class B common	$1.09	$1.04
Diluted EPS – Class A common	$1.81	$1.72
Diluted EPS – Class B common	$1.09	$1.04

	Nine Months Ended September 30
	2019	2018
Basic EPS – Class A common	$6.30	$5.73
Basic EPS – Class B common	$3.15	$2.86
Diluted EPS – Class A common	$5.20	$4.72
Diluted EPS – Class B common	$3.15	$2.86

Net interest income totaled $70,458,000 for the nine months ended September 30, 2019 compared to $68,871,000 for the same period in 2018. The 2.3% increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.19% on a fully taxable equivalent basis in 2018 to 2.08% for the same period in 2019. This was primarily the result of increased rates paid on deposits.

The average balances of earning assets increased by 7.9% combined with an average yield increase of 0.30%, resulting in an increase in interest income of $19,018,000. The average balance of interest bearing liabilities increased 7.6% combined with an average cost of funds increase of 0.50%, resulting in an increase in interest expense of $17,431,000.

The trends in the net interest margin are illustrated in the graph below:

The net interest margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter of 2017. During 2017, the Company did not see a corresponding increase in short term rates on interest bearing liabilities. The margin decreased during 2018 mainly as a result of a decrease in the corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. During the fourth quarter of 2018 and first and second quarters of 2019, the Company increased its average interest-bearing deposits. These deposits increased net interest income but decreased the net interest margin. During the third quarter of 2019, the net interest margin increased mainly as a result of deposit rate decreases. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses decreased by $200,000 from $900,000 for the nine months ended September 30, 2018 to $700,000 for the same period in 2019. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $1,066,000 at September 30, 2019, compared to $3,538,000 at December 31, 2018.

The Company’s effective tax rate decreased from 4.6% for the nine months ended September 30, 2018 to 2.0% for the same period in 2019. This was primarily as a result of a reduction in tax accruals related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. Therefore, the full amount of the AMT credit carryover will be refunded to the Company.

During the third quarter of 2019, the Company purchased the existing Brookline branch location that the Company was leasing. Also, during the third quarter, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the third quarter of 2020.

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

In addition, the D-F Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. The final Rule amendments impact compliance and metrics, proprietary trading, and covered funds; a second round of revisions is anticipated. The final Rule has an effective date of January 1, 2020 though compliance is not required until January 1, 2021. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The federal banking agencies have issued notices of proposed rulemaking to make certain amendments to the Rule to simply and tailor compliance requirements and to conform the Rule to the EGRRCPA (discussed below).

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

Financial Condition

Loans

On September 30, 2019, total loans outstanding were $2,375,661,000 up by $90,083,000 from the total on December 31, 2018. At September 30, 2019, commercial real estate loans accounted for 32.2%, commercial and industrial accounted for 33.0%, and residential real estate loans, including home equity loans, accounted for 28.4% of total loans.

Commercial and industrial loans increased to $783,950,000 at September 30, 2019 from $761,625,000 at December 31, 2018, primarily as a result of loan originations. Commercial real estate loans increased to $765,385,000 from $750,362,000 on December 31, 2018 primarily as a result of loan originations. Construction loans decreased to $7,824,000 at September 30, 2019 from $13,628,000 on December 31, 2018, primarily as a result of loan payoffs. Residential real estate loans increased to $364,317,000 on September 30, 2019 from $348,250,000 on December 31, 2018, primarily as a result of loan originations. Home equity loans increased to $310,635,000 on September 30, 2019 from $292,340,000 at December 31, 2018, primarily as a result of a home equity loan promotion. Municipal loans increased to $121,802,000 from $97,290,000, primarily as a result of loan originations.

In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis.

Allowance for Loan Losses

The allowance for loan loss at September 30, 2019 was $29,097,000 as compared to $28,543,000 at December 31, 2018. The level of the allowance for loan losses to total loans was 1.22% at September 30, 2019 and 1.25% at December 31, 2018. The coverage ratio has decreased primarily as a result of improvements in historical loss rates. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publicly available credit ratings the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2019.

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2019 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$497,124	$54,495	$40,759	$592,378
A1 – A3	187,970	7,479	148,735	344,184
Baa1 – Baa3	—	51,133	122,288	173,421
Ba2	—	5,895	—	5,895

Total	$685,094	$119,002	$311,782	$1,115,878

Credit ratings issued by national organizations are presented in the following table at December 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$491,247	$54,105	$42,790	$588,142
A1 – A3	172,472	7,605	151,381	331,458
Baa1 – Baa3	—	26,970	118,197	145,167
Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Allowance for loan losses, beginning of period	$29,070	$27,144	$28,543	$26,255
Loans charged off	(118)	(89)	(336)	(247)

Recoveries on loans previously charged-off	70	1,490	190	1,637
Net (charge-offs) recoveries	(48)	1,401	(146)	1,390
Provision charged to expense	75	—	700	900

Allowance for loan losses, end of period	$29,097	$28,545	$29,097	$28,545

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Nonaccruing loans	$1,066	$1,313
Total nonperforming assets	$1,066	$3,538
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.04%	0.06%
Nonperforming assets as a percentage of total assets	0.02%	0.07%
Accruing troubled debt restructures	$2,404	$2,559

The decrease in nonperforming assets was primarily the result of the sale of one property classified as other real estate owned.

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $261,739,000 at September 30, 2019, a decrease of 22.3% from December 31, 2018. The portfolio decreased mainly as a result of calls/maturities, sales and scheduled principal payments of $131,859,000. This was offset, somewhat, by purchases of securities available-for-sale totaling $57,005,000. The purchases include $13,290,000 of purchases that are obligations issued by States and Political Subdivisions. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.1 years.

At September 30, 2019, 90.9% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $23,801,000 or 9.1% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first nine months of 2019, net unrealized loss on the securities available-for-sale increased to $200,000 from a net unrealized gain of $8,000 at December 31, 2018. This was primarily the result of a decrease in the value of floating rate securities.

The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	September 30, 2019	December 31, 2018
	(in thousands)
U.S. Treasury	$—	$1,992
U.S. Government Sponsored Enterprises	—	3,915
Small Business Administration	58,664	70,194
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	170,282	162,890
Privately Issued Residential Mortgage-backed Securities	579	672
Obligations issued by States and Political Subdivisions	28,576	93,503
Other Debt Securities	3,638	3,593

Total Securities Available–for-Sale	$261,739	$336,759

The Company realized gross gains of $13,000 from the proceeds of $16,285,000 from the sales of available-for-sale securities for the nine months ended September 30, 2019. The Company realized gross gains of $302,000 from the proceeds of $27,517,000 from the sales of available-for-sales securities for the nine months ended September 30, 2018.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $2,164,135,000 on September 30, 2019, an increase of 5.7% from December 31, 2018. Purchases of securities held-to-maturity totaled $427,124,000 for the nine months ended September 30, 2019. The purchases were offset somewhat, by calls, maturities and scheduled principal payments of $313,358,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.6 years. Unrealized losses decreased during the year primarily as a result of increases in interest rates.

The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

	September 30, 2019	December 31, 2018
	(in thousands)
U.S. Treasury	$—	$9,960
U.S. Government Sponsored Enterprises	121,516	234,228
SBA Backed Securities	47,126	52,051
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	1,995,493	1,750,408

Total Securities Held-to-Maturity	$2,164,135	$2,046,647

The Company realized gross gains of $48,000 from the proceeds of $1,199,000 from the sales of securities held-to-maturity for the nine months ended September 30, 2019. There were no sales of held-to-maturity securities for the nine months ended September 30, 2018. The sales of securities held-to-maturity relate to certain mortgage backed securities for which the Company had previously collected a substantial portion of its principal investment.

The net unrealized gains on investment securities held-to-maturity was $24,330,000 or 1.1% of the total at September 30, 2019 and the net unrealized losses of $55,226,000 or 2.7% of the total at December 31, 2018. The decrease in the net unrealized losses on securities held-to-maturity related primarily to a decrease in interest rates. The gross unrealized losses relate primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired September 30, 2019 and December 31, 2018.

At September 30, 2019 and December 31, 2018, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first nine months of 2019, the FHLBB redeemed $13,801,000 of FHLBB stock and the Company purchased $9,852,000 of FHLBB stock. As of September 30, 2019, no impairment has been recognized.

Equity Securities

At September 30, 2019 equity securities totaled $1,672,000 compared to $1,596,000 at December 31, 2018. Equity securities were reclassified from securities available-for-sale during the first quarter of 2018. The unrealized gain, of $29,000 on equity securities, at December 31, 2017, was transferred to retained earnings and the change in the unrealized gain for the first quarter of 2018 was classified as other income, in accordance with ASU 2016-1 as previously discussed in Note 9.

Deposits and Borrowed Funds

On September 30, 2019, deposits totaled $4,339,853, representing a 1.5% decrease from December 31, 2018. Total deposits decreased primarily as a result of a decrease in demand deposits, money market accounts, and time deposits. These types of deposits decreased primarily from increased competition and deposit seasonality. Demand deposits decreased mainly as a result of decreased corporate checking balances. Savings and NOW deposits increased mainly as a result of an increase in personal savings and municipal NOW accounts, offset somewhat, by decrease in corporate savings deposits. Money market accounts decreased mainly as a result of a decrease in corporate money market accounts as well as decreases in deposit gathering services accounts. Time deposits decreased primarily as a result of decreased personal, corporate and municipal time deposits.

Borrowed funds totaled $516,423,000 at September 30, 2019 compared to $356,618,000 at December 31, 2018. Borrowed funds increased mainly as a result of an increase in repurchase agreements. Repurchase agreements increased primarily as a result of short-term customer activity.

Stockholders’ Equity

At September 30, 2019, total equity was $328,960,000 compared to $300,439,000 on December 31, 2018. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by dividends paid. The Company’s leverage ratio stood at 7.25% on September 30, 2019, compared to 6.91% at December 31, 2018. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of September 30, 2019, was $59.08 as compared to $53.96 on December 31, 2018.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,217,324	$13,665	4.45%	$1,111,193	$11,974	4.28%
Loans tax-exempt	1,145,136	10,704	3.71%	1,128,742	10,375	3.65%
Securities available-for-sale (5):
Taxable	261,312	1,969	3.01%	296,315	1,970	2.66%
Tax-exempt	32,978	262	3.18%	113,623	647	2.28%
Securities held-to-maturity:
Taxable	2,141,931	14,623	2.73%	1,858,695	11,507	2.48%
Interest-bearing deposits in other banks	173,150	928	2.14%	117,312	591	2.02%

Total interest-earning assets	4,971,831	42,151	3.38%	4,625,880	37,064	3.19%
Non interest-earning assets	248,663			227,410
Allowance for loan losses	(29,079)			(28,204)

Total assets	$5,191,415			$4,825,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$917,133	$2,366	1.02%	$910,975	$1,741	0.76%
Savings accounts	868,891	3,079	1.41%	562,133	1,231	0.87%
Money market accounts	1,207,387	5,050	1.66%	1,231,693	3,652	1.18%
Time deposits	517,184	3,038	2.33%	561,249	2,571	1.82%

Total interest-bearing deposits	3,510,595	13,533	1.53%	3,266,050	9,195	1.12%
Securities sold under agreements to repurchase	252,270	697	1.10%	151,605	288	0.75%
Other borrowed funds and subordinated debentures	250,648	1,852	2.93%	318,829	2,078	2.59%

Total interest-bearing liabilities	4,013,513	16,082	1.59%	3,736,484	11,561	1.23%

Non-interest-bearing liabilities
Demand deposits	775,080			736,622
Other liabilities	79,104			69,724

Total liabilities	4,867,697			4,542,830

Stockholders’ equity	323,718			282,256
Total liabilities & stockholders’ equity	$5,191,415			$4,825,086

Net interest income on a fully taxable equivalent basis		26,069			25,503
Less taxable equivalent adjustment		(2,299)			(2,299)

Net interest income		$23,770			$23,204

Net interest spread (3)			1.79%			1.96%

Net interest margin (4)			2.08%			2.19%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,200,512	$40,114	4.47%	$1,076,781	$33,902	4.21%
Loans tax-exempt	1,124,624	31,658	3.76%	1,129,413	30,018	3.55%
Securities available-for-sale (5):
Taxable	271,637	6,338	3.11%	317,753	5,719	2.40%
Tax-exempt	53,399	1,176	2.94%	88,269	1,342	2.03%
Securities held-to-maturity:
Taxable	2,128,082	43,006	2.69%	1,816,745	32,930	2.42%
Interest-bearing deposits in other banks	184,035	3,204	2.32%	171,773	2,239	1.74%

Total interest-earning assets	4,962,289	125,496	3.38%	4,600,734	106,150	3.08%
Non interest-earning assets	247,744			227,185
Allowance for loan losses	(28,936)			(27,235)

Total assets	$5,181,097			$4,800,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$932,139	$7,057	1.01%	$944,879	$4,669	0.66%
Savings accounts	885,878	9,731	1.47%	550,585	3,109	0.75%
Money market accounts	1,249,531	15,805	1.69%	1,208,547	9,039	1.00%
Time deposits	512,228	8,724	2.28%	587,742	7,465	1.70%

Total interest-bearing deposits	3,579,776	41,317	1.54%	3,291,753	24,282	0.99%
Securities sold under agreements to repurchase	205,185	1,572	1.02%	149,970	657	0.59%
Other borrowed funds and subordinated debentures	237,887	5,274	2.96%	298,480	5,793	2.59%

Total interest-bearing liabilities	4,022,848	48,163	1.60%	3,740,203	30,732	1.10%

Non-interest-bearing liabilities
Demand deposits	764,852			718,215
Other liabilities	79,327			69,404

Total liabilities	4,867,027			4,527,822

Stockholders’ equity	314,070			272,862
Total liabilities & stockholders’ equity	$5,181,097			$4,800,684

Net interest income on a fully taxable equivalent basis		77,333			75,418
Less taxable equivalent adjustment		(6,875)			(6,547)

Net interest income		$70,458			$68,871

Net interest spread (3)			1.78%			1.98%

Net interest margin (4)			2.08%			2.19%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018			Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$1,177	$514	$1,691	$4,051	$2,161	$6,212
Tax-exempt	152	177	329	(128)	1,768	1,640
Securities available-for-sale
Taxable	(247)	246	(1)	(911)	1,530	619
Tax-exempt	(576)	191	(385)	(642)	476	(166)
Securities held-to-maturity
Taxable	1,861	1,255	3,116	6,031	4,045	10,076
Interest-bearing deposits in other banks	297	40	337	169	796	965

Total interest income	2,664	2,423	5,087	8,570	10,776	19,346

Interest expense:
Deposits
NOW accounts	12	613	625	(64)	2,452	2,388
Savings accounts	866	982	1,848	2,595	4,027	6,622
Money market accounts	(73)	1,471	1,398	316	6,450	6,766
Time deposits	(214)	681	467	(1,049)	2,308	1,259

Total interest-bearing deposits	591	3,747	4,338	1,798	15,237	17,035
Securities sold under agreements to repurchase	243	166	409	302	613	915
Other borrowed funds and subordinated debentures	(481)	255	(226)	(1,274)	755	(519)

Total interest expense	353	4,168	4,521	826	16,605	17,431

Change in net interest income	$2,311	$(1,745)	$566	$7,744	$(5,829)	$1,915

Net Interest Income

For the three months ended September 30, 2019, net interest income on a fully taxable equivalent basis totaled $26,069,000 compared to $25,503,000 for the same period in 2018, an increase of $566,000 or 2.2%. The increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.19% on a fully taxable equivalent basis in 2018 to 2.08% for the same period in 2019. This was primarily the result of increased rates paid on deposits. The average balances of earning assets increased by 7.5% combined with an average yield increase of 0.19%, resulting in an increase in fully taxable equivalent interest income of $5,087,000. The average balance of interest bearing liabilities increased 7.4% combined with an average cost of funds increase of 0.36%, resulting in an increase in interest expense of $4,521,000.

For the nine months ended September 30, 2019, net interest income on a fully taxable equivalent basis totaled $77,333,000 compared to $75,418,000 for the same period in 2018, an increase of $1,915,000 or 2.5%. The increase in net interest income for the period is primarily due to an increase in average earning assets. The net interest margin decreased from 2.19% on a fully taxable equivalent basis in 2018 to 2.08% for the same period in 2019. This was primarily the result of increased rates paid on deposits. The average balances of earning assets increased by 7.9% combined with an average yield increase of 0.30%, resulting in an increase in fully taxable equivalent interest income of $19,346,000. The average balance of interest bearing liabilities increased 7.6% combined with an average cost of funds increase of 0.50%, resulting in an increase in interest expense of $17,431,000.

As illustrated in the table above, the main contributors to the increase in net interest income were from, securities held-to-maturity, loans, securities available-for-sale, and interest-bearing deposits in other banks. Securities held-to-maturity income increased primarily as a result of an increase in volume as well as rates. Loan income increased primarily from an increase in volume and an overall increase in rates. Securities available-for-sale income increased from an increase in rates paid on the portfolio. The Company has a sizable floating rate available-for-sale portfolio. These securities reprice as interest rates rise or fall. Interest-bearing deposits expense increased primarily from an increase in rates. The increase in interest income was partially offset by an increase in interest expense. This was mainly the result of increased rates paid on interest-bearing liabilities. The Company has modestly raised interest rates on these products to remain competitive.

Provision for Loan Losses

For the three months ended September 30, 2019, the loan loss provision was $75,000 compared to a provision of $0 for the same period last year. For the nine months ended September 30, 2019, the loan loss provision was $700,000 compared to a provision of $900,000 for the same period last year. The increase in the provision for the third quarter of 2019 was primarily the result of net loan recoveries during the third quarter of 2019. The decrease in the provision, for the nine month period ending, was primarily the result of improvements in historical loss factors. Further discussion relating to changes in portfolio composition is discussed in Note 4.

Non-Interest Income and Expense

Other operating income for the quarter ended September 30, 2019 increased by $117,000 from the same period last year to $4,286,000. This was mainly attributable to an increase in lockbox fees of $45,000 and an increase in service charges on deposit accounts of $173,000. This was offset, somewhat, by a decrease in net gains on sales of securities of $52,000 and a decrease in other income of $49,000. Lockbox income increased as a result of an increase in customer accounts. Service charges on deposit accounts increased primarily as a result of an increase in customer activity. Other income decreased mainly as a result of decreases in gains on insurance policies.

Other operating income for the nine months ended September 30, 2019 increased by $1,626,000 from the same period last year to $13,710,000. This was mainly attributable to an increase in lockbox fees of $714,000, an increase in other income of $466,000, an increase in service charges on deposit accounts of $533,000, and gains on sales of mortgage loans of $154,000 offset, somewhat, by a decrease of $241,000 from the sales of securities. Lockbox income increased as a result of an increase in customer accounts. Other income increase mainly as a result of proceeds from life insurance policies. Service charges on deposit accounts increased primarily as a result of an increase in customer activity.

For the quarter ended September 30, 2019, operating expenses increased by $114,000 or 0.7% to $17,462,000, from the same period last year. This was primarily attributable to an increase in salaries and employee benefits of $100,000 and an increase equipment expenses of $81,000. This was offset, somewhat, by a decrease of $49,000 in other expenses and a decrease of $18,000 in occupancy expenses. The increase in salaries and employee benefits was mainly attributable to merit increases. Equipment expense increased mainly from an increase in service contracts. Occupancy costs decreased primarily as a result of decreases in building maintenance. Other expenses decreased mainly as a result of FDIC assessment credits recognized during the quarter, offset, somewhat, by an increase in pension expense.

For the nine months ended September 30, 2019, operating expenses increased by $1,409,000 or 2.7% to $53,917,000, from the same period last year. This was primarily attributable to an increase in other expenses of $927,000, salaries and employee benefits of $290,000, and occupancy expenses of $107,000, and equipment expenses of $85,000. Other expenses increased primarily as a result of increases in pension and consulting expense offset, somewhat, by FDIC assessment credits recognized during the third quarter of 2019. Salaries and employee benefits increased mainly as a result of merit increases. Occupancy costs increased primarily as a result of increases in rent expense associated with a new operating facility and other annual rent increases. Equipment expenses increased mainly as a result of increases in service contracts.

Income Taxes

For the third quarter of 2019, the Company’s income tax expense totaled $435,000 on pretax income of $10,519,000 resulting in an effective tax rate of 4.1%. For last year’s corresponding quarter, the Company’s income tax expense totaled $444,000 on pretax income of $10,025,000 resulting in an effective tax rate of 4.4%. For the first nine months of 2019, the Company’s income tax expense totaled $584,000 on pretax income of $29,551,000 resulting in an effective tax rate of 2.0%. For the first nine months of 2018, the Company’s income tax expense totaled $1,259,000 on pretax income of $27,547,000 resulting in an effective tax rate of 4.6%. The decrease in the effective tax rate, for the nine month period, was primarily as a result of a reduction in tax accruals related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. Therefore, the full amount of the AMT credit carryover will be refunded to the Company.

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

Item 4. Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first nine months of 2019 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1

A number of legal claims against the Company arising in the normal course of business were outstanding at September 30, 2019. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

++

As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended September 30 2019, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2019	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Chairman, President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)