Form 10-K
period 2019-12-31
CENTURY BANCORP INC
filed 2020-03-13
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2019 was $319,749,083.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 29, 2020:

Class A Common Stock, $1.00 par value 3,652,349 Shares

Class B Common Stock, $1.00 par value 1,915,560 Shares

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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2019 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.

FORM 10-K

i

PART I

ITEM 1.	BUSINESS

The Company

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2019, the Company had total assets of $5.5 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher education institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York.

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

The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprised of approximately 298 government entities.

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

Employees

As of December 31, 2019, the Company had 404 full-time and 56 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good.

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

In addition, the D-F Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The federal banking agencies have issued amendments to the Rule to provide greater clarity and certainty about what activities are prohibited and to improve the effective allocation of compliance resources, and to conform the Rule to the EGRRCPA (discussed below). The federal banking agencies have also issued a notice of proposed rulemaking to liberalize the covered fund rules.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the EGRRCPA, became law. This is arguably the most significant financial institution legislation since the D-F Act. The EGRRCPA changes certain of the regulatory requirements of the D-F Act and includes provisions intended to relieve the regulatory burden on “community banks.” Among other things, for qualifying community banks with less than $10 billion in total consolidated assets, the EGRRCPA contains a safe harbor from the D-F Act “ability to repay” mortgage requirements, an exemption from the Volcker Rule, may permit filing of simplified Call Reports, and potentially will result in some alleviation of the D-F Act and U.S. Basel III capital mandates. The EGRRCPA requires the federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%. The federal banking agencies jointly issued a final rule, effective January 1, 2020, which would set the minimum ratio at 9%. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements including the capital ratio requirements that are required to be considered well capitalized under Section 38 of Federal Deposit Insurance Act.

Deposit Insurance Premiums

The Bank’s deposits have the benefit of FDIC insurance up to applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of assets that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011 and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. The Company’s quarterly risk-based deposit insurance assessments were paid from this amount until June 30, 2013. The Company received a refund of $2.4 million of prepaid FDIC assessments in June 2013.

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

On January 24, 2019, the FDIC notified the Company that $1.2 million of small bank assessment credits were available to offset quarterly FDIC assessment charges. The FDIC Deposit Insurance Fund Reserve Ratio reached 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019). The FDIC will continue to apply small bank credits so long as the Reserve Ratio is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit the value of any remaining small bank credits in the next assessment period in which the Reserve Ratio is at least 1.35%. The Company’s remaining small bank assessment credit was $485,000 on December 31, 2019.

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

i.

the Company’s business is dependent upon general economic conditions in Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York. The national and local economies may adversely affect the Company’s performance and results of operations;

ii.

the Company’s earnings depend, to a great extent, upon the level of net interest income generated by the Company, and therefore the Company’s results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve;

iii.

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

iv.

at December 31, 2019, approximately 65.9% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans;

v.

at December 31, 2019, approximately 27.9% of the Company’s loan portfolio was comprised of residential real estate and home equity loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions;

vi.

economic conditions and interest rate risk could adversely impact the fair value and the ultimate collectibility of the Company’s investments. Should an investment be deemed “other than temporarily impaired”, the Company would be required to write-down the carrying value of the investment through earnings. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations;

vii.

write-down of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2019, our goodwill and other identifiable intangible assets were approximately $2.7 million;

viii.

natural disasters can disrupt our operations, result in damage to the Company’s properties, reduce or destroy the value of the collateral for the Company’s loans and negatively affect the economies in which the Company operates, which could have a material adverse effect on the Company’s results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on the Company’s ability to conduct business, and the Company’s insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest or pandemics, including COVID 19, could cause disruptions to the Company’s business or the economy as a whole. While the Company has established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, operations and financial condition.

ix.

changes in the extensive laws, regulations and policies governing companies generally and bank holding companies and their subsidiaries, such as the Act and the Tax Act, could alter the Company’s business environment or affect the Company’s operations;

x.

the potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact the Company’s reputation;

xi.

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

xii.

the Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses which could have a material adverse effect on its operating results and capital ratios;

xiii.

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

The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 26 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2020 to 2028. The Company believes that its banking offices are in good condition.

During the third quarter of 2019, the Company purchased the existing Boylston Street, Brookline branch location that the Company was leasing. Also, during the third quarter, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the fourth quarter of 2020.

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

(b)	Approximate number of equity security holders as of December 31, 2019:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	900
Class B Common Stock	150

(c)	The following schedule provides information with respect to the Company’s equity compensation plans under which shares of Class A Common Stock are authorized for issuance as of December 31, 2019:

	Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	$—	233,934
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	233,934

(d)	The performance graph information required herein is shown on page 10.

ITEM 6.	SELECTED FINANCIAL DATA

The information required herein is shown on pages 12 through 14.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required herein is shown on pages 15 through 38.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is shown on page 35.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is shown on pages 39 through 92.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no changes that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting.

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

Management’s report on internal control over financial reporting is shown on page 96. The audit report of the registered public accounting firm is shown on page 94.

ITEM 9B.	OTHER INFORMATION

None.

FINANCIAL STATEMENTS

12	Financial Highlights

15	Management’s Discussion and Analysis of Results of Operations and Financial Condition

39	Consolidated Balance Sheets

40	Consolidated Statements of Income

41	Consolidated Statements of Comprehensive Income

42	Consolidated Statements of Changes in Stockholders’ Equity

43	Consolidated Statements of Cash Flows

44	Notes to Consolidated Financial Statements

93	Reports of Independent Registered Public Accounting Firm

96	Management’s Report on Internal Control Over Financial Reporting

Financial Highlights

	2019	2018	2017	2016	2015
(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$159,139	$137,056	$113,436	$96,699	$90,093
Interest expense	63,350	44,480	27,820	22,617	20,134

Net interest income	95,789	92,576	85,616	74,082	69,959
Provision for loan losses	1,250	1,350	1,790	1,375	200

Net interest income after provision for loan losses	94,539	91,226	83,826	72,707	69,759
Other operating income	18,399	16,248	16,552	16,222	15,993
Operating expenses	72,129	69,693	67,119	64,757	62,198

Income before income taxes	40,809	37,781	33,259	24,172	23,554
Provision for income taxes	1,110	1,568	10,958	(362)	533

Net income	$39,699	$36,213	$22,301	$24,534	$23,021

Core earnings—Non-GAAP (1)	$39,699	$36,213	$30,749	$24,534	$23,021

Average shares outstanding Class A, basic	3,633,044	3,608,179	3,604,029	3,600,729	3,600,729
Average shares outstanding Class B, basic	1,934,865	1,959,730	1,963,880	1,967,180	1,967,180
Average shares outstanding Class A, diluted	5,567,909	5,567,909	5,567,909	5,567,909	5,567,909
Average shares outstanding Class B, diluted	1,934,865	1,959,730	1,963,880	1,967,180	1,967,180
Total shares outstanding at year-end	5,567,909	5,567,909	5,567,909	5,567,909	5,567,909
Earnings per share:
Basic, Class A	$8.63	$7.89	$4.86	$5.35	$5.02
Basic, Class B	$4.31	$3.95	$2.43	$2.68	$2.51
Diluted, Class A	$7.13	$6.50	$4.01	$4.41	$4.13
Diluted, Class B	$4.31	$3.95	$2.43	$2.68	$2.51
Dividend payout ratio—Non-GAAP (1)	5.6%	6.1%	9.9%	9.0%	9.6%
AT YEAR-END
Assets	$5,492,424	$5,163,935	$4,785,572	$4,462,608	$3,947,441
Loans	2,426,119	2,285,578	2,175,944	1,923,933	1,731,536
Deposits	4,400,111	4,406,964	3,916,967	3,653,218	3,075,060
Stockholders’ equity	332,581	300,439	260,297	240,041	214,544
Book value per share	$59.73	$53.96	$46.75	$43.11	$38.53
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.76%	0.74%	0.48%	0.57%	0.59%
Return on average stockholders’ equity	12.44%	13.05%	8.75%	10.80%	11.26%
Net interest margin, taxable equivalent	2.10%	2.18%	2.25%	2.12%	2.18%
Net charge-offs (recoveries) as a percent of average loans	0.01%	(0.04)%	0.00%	0.00%	(0.04)%
Average stockholders’ equity to average assets	6.12%	5.71%	5.50%	5.29%	5.25%
Efficiency ratio—Non-GAAP (1)	58.4%	59.2%	57.8%	62.7%	64.1%

(1)	Non-GAAP Financial Measures are reconciled in the following tables:

Financial Highlights

	2019	2018	2017	2016	2015
Calculation of Efficiency Ratio:
Total Operating Expenses	$72,129	$69,693	$67,119	$64,757	$62,198
Less: Other Real Estate Owned Expenses	(134)	(59)	—	—	—

Total Adjusted Operating Expenses (numerator)	$71,995	$69,634	$67,119	$64,757	$62,198

Net Interest Income	95,789	92,576	85,616	74,082	69,959
Total Other Operating Income	18,399	16,248	16,552	16,222	15,993
Tax Equivalent Adjustment	9,068	8,854	13,979	12,917	11,140

Total Income (denominator)	$123,256	$117,678	$116,147	$103,221	$97,092

Efficiency Ratio, Year—Non-GAAP	58.4%	59.2%	57.8%	62.7%	64.1%

	2019	2018	2017	2016	2015
Calculation of Dividend Payout Ratio:
Dividends Paid (numerator)	$2,207	$2,203	$2,200	$2,201	$2,200

Net Income (denominator)	$39,699	$36,213	$22,301	$24,534	$23,021

Dividend Payout Ratio—Non-GAAP	5.6%	6.1%	9.9%	9.0%	9.6%

	2019	2018	2017	2016	2015
Calculation of Core Earnings:
Net Income	$39,699	$36,213	$22,301	$24,534	$23,021

Add: Deferred Tax Remeasurement Charge	—	—	8,448	—	—

Core earnings—Non-GAAP	$39,699	$36,213	$30,749	$24,534	$23,021

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2014 to December 31, 2019 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end, was not a trading day, the preceding trading day was used.

Financial Highlights

Comparison of Five-Year

Cumulative Total Return*

Value of $100 Invested on December 31, 2014 at:	2015	2016	2017	2018	2019
Century Bancorp, Inc.	$109.76	$153.14	$201.10	$175.20	$234.04
NASDAQ Banks	102.21	129.34	153.13	128.02	175.61
NASDAQ U.S.	106.96	116.45	150.96	146.67	200.49

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2014 and that all dividends were reinvested.

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

In addition, the D-F Act added a new Section 13 to the Bank Holding Company Act, the so-called “Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The federal banking agencies have issued amendments to the Rule to provide greater clarity and certainty about what activities are prohibited and to improve the effective allocation of compliance resources, and to conform the Rule to the EGRRCPA (discussed below). The federal banking agencies have also issued a notice of proposed rulemaking to liberalize the covered fund rules.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the

EGRRCPA, became law. This is arguably the most significant financial institution legislation since the D-F Act. The EGRRCPA changes certain of the regulatory requirements of the D-F Act and includes provisions intended to relieve the regulatory burden on “community banks.” Among other things, for qualifying community banks with less than $10 billion in total consolidated assets, the EGRRCPA contains a safe harbor from the D-F Act “ability to repay” mortgage requirements, an exemption from the Volcker Rule, may permit filing of simplified Call Reports, and potentially will result in some alleviation of the D-F Act and U.S. Basel III capital mandates. The EGRRCPA requires the federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%. The federal banking agencies jointly issued a final rule, effective January 1, 2020, which set the minimum ratio at 9%. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements including the capital ratio requirements that are required to be considered well capitalized under Section 38 of Federal Deposit Insurance Act.

OVERVIEW

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2019, the Company had total assets of $5.5 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher education institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

The Company had net income of $39,699,000 for the year ended December 31, 2019, compared with net income of $36,213,000 for the year ended December 31, 2018, and net income of $22,301,000 for the year ended December 31, 2017. Class A diluted earnings per share were $7.13 in 2019 compared to $6.50 in 2018 and compared to $4.01 in 2017.

During 2017, the Company’s earnings were negatively impacted by a reduction in the value of its net deferred tax asset resulting in a charge of

$8.4 million to income tax expense. This was the result of the enactment of the Tax Act on December 22, 2017, which lowered the Company’s federal tax rate from 34% to 21%. During 2019 and 2018, the Company’s earnings were positively impacted primarily by an increase in net interest income. This increase was primarily due to an increase in earning assets.

Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2019	2018	2017
Basic EPS—Class A common	$8.63	$7.89	$4.86
Basic EPS—Class B common	$4.31	$3.95	$2.43
Diluted EPS—Class A common	$7.13	$6.50	$4.01
Diluted EPS—Class B common	$4.31	$3.95	$2.43

The trends in the net interest margin are illustrated in the graph below:

Net Interest Margin

The margin increased during 2017 primarily as a result of an increase in rates on earning assets. This increase was primarily the result of the yield on floating rate assets increasing as a result of recent increases in short term interest rates as well as an increase in prepayment penalties collected during the second quarter of 2017. Prepayment penalties collected amounted to $825,000 and contributed approximately seven basis points to the net interest margin for the second quarter of 2017. During 2017, the Company did not see a corresponding increase in short term rates on interest bearing liabilities. The margin decreased for 2018 mainly as a result of a decrease in the corporate tax rate from 34% to 21%. This decrease results in a lower tax equivalent yield on tax-exempt assets. During the fourth quarter of 2018 and first and second quarters of 2019, the

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Company increased its average interest-bearing deposits. These deposits increased net interest income but decreased the net interest margin. During the third quarter of 2019, the net interest margin increased mainly as a result of deposit rate decreases. These deposits increased net interest income and the net interest margin. During the fourth quarter of 2019, the net interest margin increased mainly as a result of prepayment penalties collected. Prepayment penalties collected amounted to $1.4 million and contributed approximately eleven basis points to the net interest margin for the fourth quarter of 2019. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

Historical U.S. Treasury Yield Curve

A yield curve typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted and flat. Over the past three years, the U.S. economy has experienced low short-term rates. During 2018, short-term rates increased more than longer-term rates resulting in a flattening of the yield curve. During 2019, short-term rates decreased more than longer-term rates resulting in a steepening of the yield curve.

Total assets were $5,492,424,000 at December 31, 2019, an increase of 6.4% from total assets of $5,163,935,000 at December 31, 2018.

On December 31, 2019, stockholders’ equity totaled $332,581,000, compared with $300,439,000 on

December 31, 2018. Book value per share increased to $59.73 at December 31, 2019, from $53.96 on December 31, 2018.

During the third quarter of 2019, the Company purchased the existing Brookline branch location that the Company was leasing. Also, during the third quarter, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the fourth quarter of 2020.

CRITICAL ACCOUNTING POLICIES

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies.

The Company considers allowance for loan losses to be its critical accounting policy.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

components, an unallocated component may be generated to cover uncertainties that could affect management’s estimate of probable losses. Further information regarding the Company’s methodology for assessing the appropriateness of the allowance is contained within Note 1 of the “Notes to Consolidated Financial Statements”.

During 2018, the Company further enhanced its methodology to the allowance for loan losses by including additional metrics for qualitative factors on certain loan portfolios. Further enhancements and refinements include adding qualitative factors to certain loan portfolios to enhance granularity. The Company also updated and added data sources to measure present and forecasted economic conditions. Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of the examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale at December 31, 2019 totaled $260,502,000 and included gross unrealized gains of $274,000 and gross unrealized losses of $696,000. A year earlier, the fair value of securities available-for-sale was $336,759,000 including gross unrealized gains of $635,000 and gross unrealized losses of $627,000. In 2019, the Company recognized gains of $13,000 on the sale of available-for-sale securities. In 2018 and 2017, the Company recognized gains of $302,000 and $47,000, respectively.

Securities classified as held-to-maturity consist of U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprise mortgage-backed securities. Securities held-to-maturity as of December 31, 2019 are carried at their amortized cost of $2,351,120,000. A year earlier, securities held-to-maturity totaled $2,046,647,000. In 2019, 2018, and 2017, the company recognized gains of $48,000 and $0, and $0 respectively, on the sale of held-to-maturity securities. The sale from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment.

Equity securities are reported at fair value with unrealized gains and losses included in earnings. The fair value of equity securities at December 31, 2019 and December 31, 2018, amounted to $1,688,000 and $1,596,000, respectively.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table sets forth the fair value and percentage distribution of securities available-for-sale at the dates indicated.

Fair Value of Securities Available-for-Sale

At December 31,	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$—	0.0%	$1,992	0.6%	$1,984	0.5%
U.S. Government Sponsored Enterprises	—	0.0%	3,915	1.2%	—	0.0%
SBA Backed Securities	54,211	20.8%	70,194	20.9%	80,950	20.5%
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	184,187	70.7%	162,890	48.4%	225,775	57.0%
Privately Issued Residential Mortgage-Backed Securities	396	0.2%	672	0.2%	892	0.2%
Obligations Issued by States and Political Subdivisions	18,076	6.9%	93,503	27.7%	82,600	20.9%
Other Debt Securities	3,632	1.4%	3,593	1.0%	3,629	0.9%

Total	$260,502	100.0%	$336,759	100.0%	$395,830	100.0%

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to determine that the pricing information received by a pricing service and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Securities available-for-sale totaling $13,301,000, or 0.2% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally municipal securities with no readily determinable fair value. The Company also utilizes internal pricing analysis on various municipal securities using market rates on comparable securities. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.

Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity at the dates indicated.

Amortized Cost of Securities Held-to-Maturity

At December 31,	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$—	0.0%	$9,960	0.5%	$—	0.0%
U.S. Government Sponsored Enterprises	98,867	4.2%	234,228	11.5%	104,653	6.2%
SBA Backed Securities	44,379	1.9%	52,051	2.5%	57,235	3.4%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	2,207,874	93.9%	1,750,408	85.5%	1,539,345	90.4%

Total	$2,351,120	100.0%	$2,046,647	100.0%	$1,701,233	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fair Value of Securities Available-for-Sale Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government Sponsored Enterprises													—	0.0%
SBA Backed Securities	—	0.0%	0.00%	33,796	13.0%	1.97%	15,598	6.0%	2.23%	4,817	1.8%	2.26%	54,211	20.8%	2.07%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	164	0.1%	2.14%	77,472	29.7%	2.16%	106,551	40.9%	2.27%	—	0.0%	0.00%	184,187	70.7%	2.22%
Privately Issued Residential Mortgage-Backed Securities	396	0.2%	2.20%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	396	0.2%	2.20%
Obligations of States and Political Subdivisions	17,616	6.7%	2.48%	385	0.1%	3.92%	75	0.1%	4.04%	—	0.0%	0.00%	18,076	6.9%	2.24%
Other Debt Securities	300	0.1%	1.92%	1,282	0.6%	2.08%	2,050	0.7%	6.00%	—	0.0%	0.00%	3,632	1.4%	4.24%

Total	$18,476	7.1%	2.46%	$112,935	43.4%	2.11%	$124,274	47.7%	2.33%	$4,817	1.8%	2.26%	$260,502	100.0%	2.22%

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Amortized Cost of Securities Held-to-Maturity

Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Treasury	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%	$—	0.0%	0.00%
U.S. Government Sponsored Enterprises	34,934	1.5%	2.33%	63,933	2.7%	2.48%	—	0.0%	0.00%	—	0.0%	0.00%	98,867	4.2%	2.43%
SBA Backed Securities	—	0.0%	0.00%	6,782	0.3%	1.82%	37,597	1.6%	2.40%	—	0.0%	0.00%	44,379	1.9%	2.31%
U.S. Government Sponsored Enterprise Mortgage- Backed Securities	38,642	1.6%	2.51%	1,820,328	77.5%	2.60%	336,474	14.3%	2.60%	12,430	0.5%	2.81%	2,207,874	93.9%	2.60%

Total	$73,576	3.1%	2.42%	$1,891,043	80.5%	2.59%	$374,071	15.9%	2.58%	$12,430	0.5%	2.81%	$2,351,120	100.0%	2.59%

At December 31, 2019 and 2018, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2019, sales of securities totaling $17,478,000 in gross proceeds resulted in a net realized gain of $61,000. In 2018, sales of securities totaling $27,517,000 in gross proceeds resulted in a net realized gain of $302,000. There were no sales of state, county or municipal securities during 2019, 2018 and 2017.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2019		2018		2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(dollars in thousands)
Construction and land development	$8,992	0.4%	$13,628	0.6%	$18,931	0.9%	$14,928	0.8%	$27,421	1.6%
Commercial and industrial	812,417	33.5%	761,625	33.3%	763,807	35.1%	612,503	31.8%	452,235	26.1%
Municipal	120,455	5.0%	97,290	4.3%	106,599	4.9%	135,418	7.0%	85,685	4.9%
Commercial real estate	786,102	32.4%	750,362	32.8%	732,491	33.7%	696,173	36.2%	721,506	41.7%
Residential real estate	371,897	15.3%	348,250	15.2%	287,731	13.2%	241,357	12.5%	255,346	14.7%
Consumer	21,071	0.9%	21,359	0.9%	18,458	0.8%	11,013	0.6%	10,744	0.6%
Home equity	304,363	12.5%	292,340	12.9%	247,345	11.4%	211,857	11.0%	178,020	10.3%
Overdrafts	822	0.0%	724	0.0%	582	0.0%	684	0.1%	579	0.1%

Total	$2,426,119	100.0%	$2,285,578	100.0%	$2,175,944	100.0%	$1,923,933	100.0%	$1,731,536	100.0%

At December 31, 2019, 2018, 2017, 2016 and 2015, loans were carried net of (premiums) discounts of $(292,000), $(364,000), $46,000, $313,000 and $360,000, respectively. Net deferred loan fees of $220,000, $496,000, $588,000, $641,000 and $988,000 were carried in 2019, 2018, 2017, 2016 and 2015, respectively.

The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2019. The table excludes loans secured by 1–4 family residential real estate, loans for household and family personal expenditures, and municipal loans. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

	Remaining Maturities of Selected Loans at December 31, 2019
	One Year or Less	One to Five Years	Over Five Years	Total
(dollars in thousands)
Construction and land development	$568	$—	$8,424	$8,992
Commercial and industrial	45,963	33,963	732,491	812,417
Commercial real estate	31,485	105,580	649,037	786,102

Total	$78,016	$139,543	$1,389,952	$1,607,511

The following table indicates the rate variability of the above loans due after one year.

December 31, 2019	One to Five Years	Over Five Years	Total
(dollars in thousands)
Predetermined interest rates	$99,014	$378,347	$477,361
Floating or adjustable interest rates	40,529	1,011,605	1,052,134

Total	$139,543	$1,389,952	$1,529,495

The Company’s commercial and industrial (“C&I”) loan customers include large healthcare and higher education institutions. During 2017, the Company increased its lending activities to these types of organizations. This increase may expose the Company to concentration risks inherent in financings based upon analysis of credit risk, the value of underlying collateral, and other more intangible factors, which are considered in originating commercial loans. The percentage of these types of organizations to total C&I loans has remained stable at 87% at December 31, 2019, compared to 86% at December 31, 2018.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Municipal loans customers include loans to municipalities or related interests, primarily for infrastructure projects. The Company had increased its lending activities to municipalities through 2016. Municipal loans decreased during 2017 and 2018 as a result of loan payoffs. Municipal loans increased during 2019 as a result of increased loan originations.

Residential real estate (1–4 family) includes two categories of loans. Included in residential real estate are approximately $48,023,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the collateral position.

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

Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2019, the Company was obligated to advance a total of $11,062,000 to complete projects under construction.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Nonaccrual loans remained relatively stable from 2016 through 2019. Nonaccrual loans decreased during 2016, primarily as a result of a decrease in home equity and residential real estate nonperforming loans.

The composition of nonperforming assets is as follows:

December 31,	2019	2018	2017	2016	2015
(dollars in thousands)
Total nonperforming loans	$2,014	$1,313	$1,684	$1,084	$2,336
Other real estate owned	—	2,225	—	—	—

Total nonperforming assets	$2,014	$3,538	$1,684	$1,084	$2,336

Accruing troubled debt restructured loans	$2,361	$2,559	$2,749	$3,526	$2,893
Loans past due 90 and still accruing	—	—	—	—	—
Nonperforming loans as a percent of gross loans	0.08%	0.15%	0.08%	0.06%	0.13%
Nonperforming assets as a percent of total assets	0.04%	0.07%	0.04%	0.02%	0.06%

The composition of impaired loans is as follows:

	2019	2018	2017	2016	2015
Residential real estate, multi-family	$—	$—	$4,212	$198	$916
Home equity	—	—	—	—	90
Commercial real estate	2,346	2,650	2,554	3,149	1,678
Construction and land development	—	—	—	94	98
Commercial and industrial	906	401	348	389	443

Total impaired loans	$3,252	$3,051	$7,114	$3,830	$3,225

At December 31, 2019, 2018, 2017, 2016 and 2015 impaired loans had specific reserves of $102,000, $145,000, $164,000, $173,000 and $250,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $204,690,000, $209,160,000, $229,533,000, $229,730,000 and $185,299,000 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. The Company had no loans held for sale at December 31, 2019, 2018, 2017, 2016 and 2015.

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $1,202,000 at December 31, 2019, $1,226,000 at December 31, 2018, $1,525,000 at December 31, 2017, $1,629,000 at December 31, 2016 and $1,305,000 at December 31, 2015.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company continues to monitor closely $31,631,000 and $31,728,000 at December 31, 2019 and 2018, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2019, although such values may fluctuate with changes in the economy and the real estate market. The decrease is primarily attributable to two loan relationships secured by real estate.

Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2019	2018	2017	2016	2015
(dollars in thousands)
Year-end loans outstanding
(net of unearned discount and deferred loan fees)	$2,426,119	$2,285,578	$2,175,944	$1,923,933	$1,731,536

Average loans outstanding
(net of unearned discount and deferred loan fees)	$2,341,190	$2,222,946	$2,059,797	$1,838,136	$1,507,546

Balance of allowance for loan losses at the beginning of year	$28,543	$26,255	$24,406	$23,075	$22,318

Loans charged-off:
Commercial and industrial	137	67	49	—	—
Construction	—	—	—	—	172
Commercial real estate	—	—	—	—	298
Residential real estate	22	450	—	27	—
Consumer	295	316	341	362	311

Total loans charged-off	454	833	390	389	781

Recovery of loans previously charged-off:
Commercial and industrial	60	57	110	132	212
Construction	—	1,436	—	—	780
Real estate	—	75	84	6	91
Consumer	186	203	255	296	255

Total recoveries of loans previously charged-off:	246	1,771	449	434	1,338

Net loan charge-offs (recoveries)	208	(938)	(59)	(45)	(557)
Provision charged to operating expense	1,250	1,350	1,790	1,375	200
Reclassification to other liabilities	—	—	—	(89)	—

Balance at end of year	$29,585	$28,543	$26,255	$24,406	$23,075

Ratio of net charge-offs (recoveries) during the year to average loans outstanding	0.01%	(0.04)%	0.00%	0.00%	(0.04)%

Ratio of allowance for loan losses to loans outstanding	1.22%	1.25%	1.21%	1.27%	1.33%

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The amount of the allowance for loan losses results from management’s evaluation of the quality of the loan portfolio considering such factors as loan status, specific reserves on impaired loans, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The level of the charge-offs depends on many factors, including the national and regional economy. Cyclical lagging factors may result in charge-offs being higher than historical levels. Charge-offs declined in 2015 and 2016 as a result of the overall decrease in the level of nonaccrual loans. Charge-offs increased in 2018 primarily as a result of one residential real estate loan. During 2018, there was also a large recovery of a construction loan that was previously charged-off. The dollar amount of the allowance for loan losses increased primarily as a result of an increase in loan balances offset, somewhat, by lower historical loss factors.

During 2015, the Company enhanced its approach to the development of the historical loss factors and qualitative factors used on certain loan portfolios. The methodology enhancement was in response to the changes in the risk characteristics of the Company’s new loan originations, as the Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality. The Company has limited internal loss history experience with these types of loans, and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. As of June 30, 2015, the Company incorporated this information into the development of the historical loss rates for these loan types. The combination of the enhancements made to the allowance methodology to address the changing risk profile of the Company’s new loan originations and the increase in these loan types as a percentage of the overall portfolio. For 2016 and 2017, the change in the ratio of the allowance for loan losses to loans outstanding, was primarily due to changes in portfolio composition, lower historical loss rates, and qualitative factor adjustments. For 2018, the ratio increased, primarily as a result of changes in qualitative factors related to general economic factors pertaining to certain industries. For 2019, the ratio decreased primarily as a result of improvements in historical loss factors.

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

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2019.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)
Credit Rating:
Aaa-Aa3	$523,644	$53,273	$40,437	$617,354
A1-A3	186,044	7,354	148,346	341,744
Baa1-Baa3	—	51,133	144,711	195,844
Ba2	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2018.
	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)
Credit Rating:
Aaa-Aa3	$491,247	$54,105	$42,790	$588,142
A1-A3	172,472	7,605	151,381	331,458
Baa1-Baa3	—	26,970	118,197	145,167
Ba2	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

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

	2019		2018		2017		2016		2015
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Construction and land development	$331	0.4%	$1,092	0.6%	$1,645	0.9%	$1,012	0.8%	$2,041	1.6%
Commercial and industrial	11,596	33.5%	10,998	33.3%	9,651	35.1%	6,972	31.8%	5,899	26.1%
Municipal	2,566	5.0%	1,838	4.3%	1,720	4.9%	1,612	7.1%	994	4.9%
Commercial real estate	11,464	32.4%	10,663	32.8%	9,728	33.7%	11,135	36.2%	10,589	41.7%
Residential real estate	2,194	15.3%	2,190	15.2%	1,873	13.2%	1,698	12.5%	1,320	14.7%
Consumer and other	312	0.9%	365	0.9%	373	0.8%	582	0.6%	644	0.7%
Home equity	1,065	12.5%	1,111	12.9%	989	11.4%	1,102	11.0%	1,077	10.3%
Unallocated	57		286		276		293		511

Total	$29,585	100.0%	$28,543	100.0%	$26,255	100.0%	$24,406	100.0%	$23,075	100.0%

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

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Demand Deposits	$760,420	17.4%	$753,604	18.5%	$687,853	18.0%
Savings and Interest Checking	1,810,481	41.5%	1,514,259	37.1%	1,457,872	38.2%
Money Market	1,273,389	29.2%	1,230,010	30.2%	1,105,072	28.9%
Time Certificates of Deposit	519,761	11.9%	577,975	14.2%	566,940	14.9%

Total	$4,364,051	100.0%	$4,075,848	100.0%	$3,817,737	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

	2019	2018
(dollars in thousands)
Three months or less	$84,940	$141,500
Three months through six months	94,562	110,189
Six months through twelve months	146,830	100,446
Over twelve months	130,719	107,182

Total	$457,051	$459,317

Borrowings

The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $370,955,000, an increase of $168,577,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2019, was approximately $245,138,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12 of the notes to consolidated financial statements, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, including related interest rates and other information.

Subordinated Debentures

In December 2004, the Company consummated the sale of a Trust Preferred Securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary, Century Bancorp Capital Trust II.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 3.76% at December 31, 2019. The Company is using the proceeds primarily for general business purposes.

Securities Sold Under Agreements to Repurchase

The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $266,045,000, an increase of $111,805,000 from the prior year. See Note 11 of the notes to consolidated financial statements, “Securities Sold Under Agreements to Repurchase,” for a schedule, including related interest rates and other information.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 3.4% in 2019 to $104,857,000, compared with $101,430,000 in 2018. The increase in net interest income for 2019 was mainly due to a 7.2% increase in the average balances of earning assets, combined with a similar increase in deposits and prepayment penalties collected. The increase in net interest income for 2018 was mainly due to a 5.1% increase in the average balances of earning assets, combined with a similar increase in deposits. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.10% in 2019 and decreased to 2.18% in 2018 from 2.25% in 2017. The decrease in the net interest margin for 2019 was primarily attributable to an increase in rates paid on deposits. The decrease in the net interest margin for 2018 was primarily the result of a decrease in the federal corporate tax rate from 34% to 21% as well as lower prepayment penalties collected during 2018. The decrease in the tax rate results in a lower tax equivalent yield on tax-exempt assets. The Company collected approximately $1,456,000, $39,000 and $907,000, respectively, of prepayment penalties, which are included in interest income on loans, for 2019, 2018 and 2017, respectively.

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

Year Ended December 31,	2019			2018			2017
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(2)	Rate Earned/ Paid(2)
(dollars in thousands)
ASSETS
Interest-earning assets:
Loans(3)
Taxable	$1,207,896	$54,720	4.53%	$1,102,390	$46,615	4.23%	$978,593	$39,103	4.00%
Tax-exempt	1,133,294	41,998	3.71%	1,120,556	40,439	3.61%	1,081,204	40,420	3.74%
Securities available-for-sale:(4)
Taxable	268,516	8,078	3.01%	310,071	7,864	2.54%	354,918	5,859	1.65%
Tax-exempt	45,088	1,324	2.94%	90,027	1,938	2.15%	106,717	1,588	1.49%
Securities held-to-maturity:
Taxable	2,152,580	58,036	2.70%	1,854,328	45,556	2.46%	1,725,280	38,348	2.22%
Interest-bearing deposits in other banks	189,710	4,051	2.14%	183,903	3,498	1.90%	189,193	2,097	1.11%

Total interest-earning assets	4,997,084	168,207	3.37%	4,661,275	145,910	3.13%	4,435,905	127,415	2.87%
Noninterest-earning assets	250,864			229,244			221,628
Allowance for loan losses	(29,004)			(27,531)			(25,329)

Total assets	$5,218,944			$4,862,988			$4,632,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$940,998	$9,357	0.99%	$926,143	$6,579	0.71%	$949,924	$3,669	0.39%
Savings accounts	869,483	11,826	1.36%	588,116	5,178	0.88%	507,948	2,627	0.52%
Money market accounts	1,273,389	21,170	1.66%	1,230,010	13,922	1.13%	1,105,071	5,626	0.51%
Time deposits	519,761	11,804	2.27%	577,975	10,208	1.77%	566,941	7,919	1.40%

Total interest-bearing deposits	3,603,631	54,157	1.50%	3,322,244	35,887	1.08%	3,129,884	19,841	0.63%
Securities sold under agreements to repurchase	224,361	2,347	1.05%	147,944	976	0.66%	189,684	496	0.26%
Other borrowed funds and subordinated debentures	231,926	6,846	2.95%	291,674	7,617	2.61%	309,102	7,483	2.42%

Total interest-bearing liabilities	4,059,918	63,350	1.56%	3,761,862	44,480	1.18%	3,628,670	27,820	0.77%
Noninterest-bearing liabilities
Demand deposits	760,420			753,604			687,853
Other liabilities	79,437			70,020			60,925

Total liabilities	4,899,775			4,585,486			4,377,448

Stockholders’ equity	319,169			277,502			254,756
Total liabilities and stockholders’ equity	$5,218,944			$4,862,988			$4,632,204

Net interest income on a fully taxable equivalent basis		$104,857			$101,430			$99,595

Less taxable equivalent adjustment		(9,068)			(8,854)			(13,979)

Net interest income		$95,789			$92,576			$85,616

Net interest spread			1.81%			1.95%			2.10%

Net interest margin			2.10%			2.18%			2.25%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	On a fully taxable equivalent basis calculated using a federal tax rate of 34%.
(3)	Nonaccrual loans are included in average amounts outstanding.
(4)	At amortized cost.

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

Year Ended December 31,	2019 Compared with 2018 Increase/(Decrease) Due to Change in			2018 Compared with 2017 Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest income:
Loans
Taxable	$4,644	$3,461	$8,105	$5,144	$2,368	$7,512
Tax-exempt	463	1,096	1,559	1,445	(1,426)	19
Securities available-for-sale:
Taxable	(1,136)	1,350	214	(816)	2,821	2,005
Tax-exempt	(1,171)	557	(614)	(277)	627	350
Securities held-to-maturity:
Taxable	7,772	4,708	12,480	2,994	4,214	7,208
Interest-bearing deposits in other banks	113	440	553	(61)	1,462	1,401

Total interest income	10,685	11,612	22,297	8,429	10,066	18,495

Interest expense:
Deposits:
NOW accounts	107	2,671	2,778	(94)	3,004	2,910
Savings accounts	3,108	3,540	6,648	468	2,083	2,551
Money market accounts	507	6,741	7,248	702	7,594	8,296
Time deposits	(1,105)	2,701	1,596	157	2,132	2,289

Total interest-bearing deposits	2,617	15,653	18,270	1,233	14,813	16,046
Securities sold under agreements to repurchase	642	729	1,371	(130)	610	480
Other borrowed funds and subordinated debentures	(1,685)	914	(771)	(437)	571	134

Total interest expense	1,574	17,296	18,870	666	15,994	16,660

Change in net interest income	$9,111	$(5,684)	$3,427	$7,763	$(5,928)	$1,835

Average earning assets were $4,997,084,000 in 2019, an increase of $335,809,000 or 7.2% from the average in 2018, which was 5.1% higher than the average in 2017. Total average securities, including securities available-for-sale and securities held-to-maturity, were $2,466,184,000, an increase of 9.4% from the average in 2018. The increase in securities volume was mainly attributable to an increase in taxable securities held-to-maturity. An increase in securities volume and rates resulted in higher securities income, which increased 21.8% to $67,438,000 on a fully taxable equivalent basis. Total average loans increased 5.3% to $2,341,190,000 after increasing $163,149,000 in 2018. The primary reason for the increase in loans was due in large part to an increase in taxable commercial real estate and residential mortgage lending. The increase in loan volume resulted in higher loan income. Loan income increased by 11.1% or $9,664,000 to $96,718,000 in 2019 compared to 2018. This was mainly the result of an increase in rates and average balances. Total loan income was $79,523,000 in 2017.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 7.1%, or $288,203,000, in 2019 after increasing by 6.8%, or $258,111,000, in 2018. Deposits increased in 2019, primarily as a result of increases in savings, NOW, demand deposits, and money market accounts. This was offset, somewhat, by a decrease in time deposits. Deposits increased in 2018, primarily as a result of increases in time deposits, savings, demand deposits, and money market accounts. Borrowed funds and subordinated debentures decreased by 3.8% in 2019, following a decrease of 11.9% in 2018. The majority of the Company’s borrowed funds are borrowings from the FHLBB, and retail repurchase agreements. Average borrowings from the FHLBB decreased by approximately $59,748,000, and average retail repurchase agreements increased by $76,417,000 in 2019. Interest expense totaled $63,350,000 in 2019, an increase of $18,870,000, or 42.4%, from 2018 when interest expense increased 59.9% from 2017. The increase in interest expense, for 2019, is primarily due to increases in the rates on deposits and borrowed funds as well as an increase in average balances of deposits and repurchase agreements. The increase in interest expense, for 2018, is primarily due to increases in the rates on deposits as well as an increase in average balances of deposits.

Provision for Loan Losses

The provision for loan losses was $1,250,000 in 2019, compared with $1,350,000 in 2018 and $1,790,000 in 2017. These provisions are the result of management’s evaluation of the amounts and credit quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses decreased during 2019, primarily as a result improvements in historical loss factors. The provision for loan losses decreased during 2018, primarily as a result of net recoveries of $938,000 offset by changes in qualitative factors.

Other Operating Income

During 2019, the Company continued to experience strong results in its fee-based services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

Under the lockbox program, which is not tied to extensions of credit by the Company, the Company’s customers arrange for payments of their accounts receivable to be made directly to the Company. The Company records the amounts paid to its customers, deposits the funds to the customer’s account and provides automated records of the transactions to customers. Typical customers for the lockbox service are municipalities that use it to automate tax collections, utilities, and other commercial enterprises.

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

Total other operating income in 2019 was $18,399,000, an increase of $2,151,000, or 13.2%, compared to 2018. This increase followed a decrease of $304,000, or 1.8%, in 2018, compared to 2017. Included in other operating income are net gains on sales of securities of $61,000, $302,000 and $47,000 in 2019, 2018 and 2017, respectively. Also included in other operating income are net gains on sales of mortgage loans of $412,000, $0 and $370,000 in 2019, 2018 and 2017, respectively. Service charge income, which continues to be a major source of other operating income, totaling $9,220,000 in 2019, increased $660,000 compared to 2018. This followed a decrease of $26,000 in 2018 compared to 2017. The increase in fees, in 2019, was mainly attributable to an increase processing activities and an increase in debit card fees. The decrease in fees, in 2018, was mainly attributable to an increase earnings credit rates paid to customers used to offset fees charged for processing activities. This was offset somewhat by an increase in debit card fees. Lockbox revenues totaled

Management’s Discussion and Analysis of Results of Operations and Financial Condition

$3,973,000, an increase of $699,000 in 2019 following a decrease of $16,000 in 2018. Lockbox revenues increased during 2019 primarily as a result of the addition of a large lockbox customer. Other income totaled $4,456,000, up $692,000 in 2019 following a decrease of $142,000 in 2018. The increase in 2019 was primarily the result of a death benefit received from life insurance policies as well as increases in wealth management fees. The decrease in 2018 was primarily the result of decreases in the returns on life insurance policies offset, somewhat by increase in wealth management fees, and merchant card sales royalties.

Operating Expenses

Total operating expenses were $72,129,000 in 2019, compared to $69,693,000 in 2018 and $67,119,000 in 2017.

Salaries and employee benefits expenses increased by $1,304,000 or 3.1% in 2019, after increasing by 5.4% in 2018. The increase in 2019 and 2018 was mainly attributable to merit increases in salaries. Occupancy expense increased by $154,000, or 2.5%, in 2019, following a decrease of $48,000, or 0.8%, in 2018. The increase in 2019 was primarily attributable to an increase in rent and real estate tax expense. The decrease in 2018 was primarily attributable to a decrease in depreciation expense.

Equipment expense increased by $106,000, or 3.4%, in 2019, following an increase of $240,000, or 8.3%, in 2018. The increase in 2019 was primarily attributable to an increase in service contracts expense. The increase in 2018 was primarily attributable to an increase in depreciation expense.

FDIC assessments decreased by $742,000, or 50.4%, in 2019, following a decrease of $110,000, or 7.0%, in 2018. FDIC assessments decreased in 2019 mainly as a result of FDIC assessment credits recognized during 2019. FDIC assessments decreased in 2018 mainly as a result of a decrease in the assessment rate.

Other operating expenses increased by $1,614,000 in 2019, which followed a $299,000 increase in 2018. The increase in 2019 was primarily attributable to an increase in pension and software maintenance expense. The increase in 2018 was primarily attributable to an increase in consultants’ expense and software maintenance expense.

Provision for Income Taxes

Income tax expense was $1,110,000 in 2019, $1,568,000 in 2018, and $10,958,000 in 2017. The effective tax rate was 2.7% in 2019, 4.2% in 2018, and 32.9% in 2017. The decrease for 2019 was primarily as a result of a reduction in tax accruals related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. Therefore, the full amount of the AMT credit carryover will be refunded to the Company. The decrease for 2018 was primarily as a result of a reduction in the value of its net deferred tax asset resulting in a charge of $8,448,000 to 2017 income tax expense as a result of the Tax Act as previously discussed. On December 22, 2017, the Tax Act was enacted, which lowered the Company’s federal tax rate from 34% to 21%. As a result of the rate reduction, the Company recorded a reduction in the value of its net deferred tax asset. The federal tax rate was 21% in 2019 and 2018, and 34% in 2017.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

exposure to differential changes in interest rates between assets and liabilities is an interest rate risk management test.

This test measures the impact on net interest income of an immediate change in interest rates in 100-basis point increments as set forth in the following table:

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income(1)
+400	(13.0)
+300	(10.8)
+200	(6.3)
+100	(4.3)
–100	2.7
–200	4.6

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.

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

Liquidity and Capital Resources

Liquidity is provided by maintaining an adequate level of liquid assets that includes cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $258,693,000 on December 31, 2019, compared with $342,503,000 on December 31, 2018. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.

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

Capital Adequacy

Total stockholders’ equity was $332,581,000 at December 31, 2019, compared with $300,439,000 at December 31, 2018. The Company’s equity increased primarily as a result of earnings, offset somewhat by an increase in other comprehensive loss, net of taxes, and by dividends paid. Other comprehensive loss, net of taxes, increased primarily as a result of an increase in the pension liability, net of taxes, and an increase in unrealized losses on securities available-for-sale, net of taxes, offset somewhat by a decrease in unrealized losses on securities transferred from available-for-sale to held-to-maturity, net of taxes.

Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet items. The following table reflects capital ratios computed utilizing the recently implemented Basel III regulatory capital framework:

	Minimum Capital Ratios	Bank	Company
Leverage ratios	4.00%	7.01%	7.25%
Common equity tier 1 risk weighted capital ratios	4.50%	12.57%	11.80%
Tier 1 risk weighted capital ratios	6.00%	12.57%	12.98%
Total risk weighted capital ratios	8.00%	13.57%	13.97%

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2019.

Contractual Obligations and Commitments by Maturity (dollars in thousands)	Payments Due—By Period
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
FHLBB advances	$370,955	$218,000	$46,000	$70,000	$36,955
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	56,651	4,171	8,907	10,551	33,022
Lease obligations	8,446	2,300	3,421	2,144	581
Customer repurchase agreements	266,045	266,045	—	—	—

Total contractual cash obligations	$738,180	$490,516	$58,328	$82,695	$106,641

	Amount of Commitment Expiring—By Period
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Lines of credit	$625,524	$71,336	$32,191	$80,346	$441,651
Standby and commercial letters of credit	5,779	4,547	371	768	93
Other commitments	40,669	18,277	2,521	5,804	14,067

Total commitments	$671,972	$94,160	$35,083	$86,918	$455,811

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

Financial instruments with off-balance-sheet risk at December 31 are as follows:

Contract or Notional Amount	2019	2018
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$13,806	$5,075
Standby and commercial letters of credit	5,779	4,258
Unused lines of credit	625,524	553,045
Unadvanced portions of construction loans	11,062	28,746
Unadvanced portions of other loans	15,801	20,305

Commitments to originate loans, unadvanced portions of construction loans and unused letters of credit are generally agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $44,000 and $51,000 for 2019 and 2018, respectively.

Recent Accounting Developments

Accounting Standards Issued but not yet Adopted

The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The effect of this ASU is not expected to have a material impact on the Company’s consolidated financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). This ASU was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.

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

To implement the new standard the Company has purchased a software solution and has captured the information needed to implement this ASU. As part of the FASB ASC 326 implementation process, the company is using two models: a rating migration model and a probability of default model. The ratings migration model, which will be used for our larger loans made to institutions with available credit ratings, is designed to estimate loss reserves according to the CECL standard for rated loans or similar instruments. The model structure follows a grade migration approach, where the default rate is based on the probability of each grade transition which is modelled using historical data. The probability of default model, which will be used for our remaining commercial loans and our consumer loans, is based primarily on four components: loss history, product lifecycle, behavioural attributes and the economic environment. During the fourth quarter of 2019, the Company has been testing the two CECL credit models in parallel with the existing incurred loss models. The Company is currently refining the qualitative framework that overlays the two models. In addition, the Company is continuing to work on finalizing the CECL accounting policies and the CECL processes and related controls. The Company does not expect a material impact to the financial statements upon implementation on January 1, 2020; however, the final impact is subject to change as the Company refines its calculation.

The securities held-to-maturity include U.S. Treasury, U.S. Government Sponsored Enterprises, BSA Backed Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities. The Company expects no impact from ASU 2016-13 to arise from this portfolio.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Since ASU 2016-13, the FASB has issued amendments intended on improving the clarification of the amendment, ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses and ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging. The amendment in ASU 2018-19 was issued in November 2018 and was intended to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The amendment in ASU 2019-04 was issued in April 2019 and was intended to clarify stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13. ASU 2019-05 Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief was also issued in May 2019. This ASU provides entities the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized costs basis. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall. The amendments in this ASU should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the statement of financial position as of the date that an entity early adopted the amendments in ASU 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This ASU is effective for annual reporting periods beginning after December 15, 2019. The effects of these ASUs are not expected to have a material impact on the Company’s consolidated financial position.

In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task

Force). The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for annual reporting periods beginning after December 15, 2019. The effect of this ASU is not expected to have a material impact on the Company’s consolidated financial position.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU was issued to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For public entities, this ASU is effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, and application should be on a prospective basis. The effect of this update is not expected to have a material impact on the Company’s consolidated financial position.

Consolidated Balance Sheets

December 31,	2019	2018
(dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$44,420	$89,540
Federal funds sold and interest-bearing deposits in other banks	214,273	252,963

Total cash and cash equivalents	258,693	342,503
Securities available-for-sale, amortized cost $260,924 in 2019 and $336,751 in 2018 (Notes 3, 9 and 11)	260,502	336,759
Securities held-to-maturity, fair value $2,361,304 in 2019 and $1,991,421 in 2018 (Notes 4 and 11)	2,351,120	2,046,647
Federal Home Loan Bank of Boston, stock at cost	19,471	17,974
Equity securities, amortized cost $1,635 in 2019 and $1,635 in 2018, respectively	1,688	1,596
Loans, net (Note 5)	2,426,119	2,285,578
Less: allowance for loan losses (Note 6)	29,585	28,543

Net loans	2,396,534	2,257,035
Bank premises and equipment (Note 7)	33,952	23,921
Accrued interest receivable	13,110	14,406
Other assets (Notes 5, 6, 8, 16, 23)	157,354	123,094

Total assets	$5,492,424	$5,163,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$712,842	$813,478
Savings and NOW deposits	1,678,250	1,707,019
Money market accounts	1,453,572	1,325,888
Time deposits (Note 10)	555,447	560,579

Total deposits	4,400,111	4,406,964
Securities sold under agreements to repurchase (Note 11)	266,045	154,240
Other borrowed funds (Note 12)	370,955	202,378
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities	86,649	63,831

Total liabilities	5,159,843	4,863,496
Commitments and contingencies (Notes 7, 18 and 19)
Stockholders’ equity (Note 15):
Preferred Stock—$1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,650,949 shares in 2019 and 3,608,329 shares in 2018	3,651	3,608
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,916,960 in 2019 and 1,959,580 shares in 2018	1,917	1,960
Additional paid-in capital	12,292	12,292
Retained earnings	338,980	301,488

	356,840	319,348
Unrealized (losses) gains on securities available-for-sale, net of taxes	(308)	6
Unrealized losses on securities transferred to held-to maturity, net of taxes	(1,812)	(2,565)
Pension liability, net of taxes	(22,139)	(16,350)

Total accumulated other comprehensive loss, net of taxes (Notes 3 and 13)	(24,259)	(18,909)

Total stockholders’ equity	332,581	300,439

Total liabilities and stockholders’ equity	$5,492,424	$5,163,935

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

Year Ended December 31,	2019	2018	2017
(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$54,720	$46,615	$39,103
Loans, non-taxable	33,167	31,936	26,910
Securities available-for-sale, taxable	7,125	6,748	4,987
Securities available-for-sale, non-taxable	1,087	1,587	1,119
Federal Home Loan Bank of Boston dividends	953	1,116	872
Securities held-to-maturity	58,036	45,556	38,348
Federal funds sold, interest-bearing deposits in other banks and short-term investments	4,051	3,498	2,097

Total interest income	159,139	137,056	113,436
INTEREST EXPENSE
Savings and NOW deposits	21,183	11,757	6,296
Money market accounts	21,170	13,922	5,626
Time deposits	11,804	10,208	7,919
Securities sold under agreements to repurchase	2,347	976	496
Other borrowed funds and subordinated debentures	6,846	7,617	7,483

Total interest expense	63,350	44,480	27,820

Net interest income	95,789	92,576	85,616
Provision for loan losses (Note 6)	1,250	1,350	1,790

Net interest income after provision for loan losses	94,539	91,226	83,826
OTHER OPERATING INCOME
Service charges on deposit accounts	9,220	8,560	8,586
Lockbox fees	3,973	3,274	3,290
Brokerage commissions	277	348	353
Net gains on sales of securities	61	302	47
Gains on sales of mortgage loans	412	—	370
Other income	4,456	3,764	3,906

Total other operating income	18,399	16,248	16,552
OPERATING EXPENSES
Salaries and employee benefits (Note 17)	44,014	42,710	40,517
Occupancy	6,246	6,092	6,140
Equipment	3,238	3,132	2,892
FDIC assessments	729	1,471	1,581
Other (Note 20)	17,902	16,288	15,989

Total operating expenses	72,129	69,693	67,119

Income before income taxes	40,809	37,781	33,259
Provision for income taxes (Note 16)	1,110	1,568	10,958

Net income	$39,699	$36,213	$22,301

SHARE DATA (Note 14)
Weighted average number of shares outstanding, basic
Class A	3,633,044	3,608,179	3,604,029
Class B	1,934,865	1,959,730	1,963,880
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909
Class B	1,934,865	1,959,730	1,963,880
Basic earnings per share
Class A	$8.63	$7.89	$4.86
Class B	$4.31	$3.95	$2.43
Diluted earnings per share
Class A	$7.13	$6.50	$4.01
Class B	$4.31	$3.95	$2.43

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2019	2018	2017
(dollars in thousands)
NET INCOME	$39,699	$36,213	$22,301
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during period	(270)	326	533
Less: reclassification adjustment for gains included in net income	(44)	(217)	(28)

Total unrealized (losses) gains on securities	(314)	109	505
Accretion of net unrealized losses transferred during period	753	1,086	1,034
Defined benefit pension plans:
Pension liability adjustment:
Net (loss) gain	(6,842)	3,770	(2,315)
Amortization of prior service cost and loss included in net periodic benefit cost	1,053	1,167	931

Total pension liability adjustment	(5,789)	4,937	(1,384)
Other comprehensive (loss) income	(5,350)	6,132	155

Comprehensive income (loss)	$34,349	$42,345	$22,456

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2016	$3,601	$1,967	$12,292	$243,565	$(21,384)	$240,041
Net income	—	—	—	22,301	—	22,301
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $331 in taxes and $47 in realized net gains	—	—	—	—	505	505
Accretion of net unrealized losses transferred during the period, net of $1,258 in taxes	—	—	—	—	1,034	1,034
Pension liability adjustment, net of $286 in taxes	—	—	—	—	(1,384)	(1,384)
Conversion of Class B Common Stock to Class A
Common Stock, 5,100 shares	5	(5)	—	—	—	—
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,729)	—	(1,729)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(471)	—	(471)

BALANCE, DECEMBER 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297
Net income	—	—	—	36,213	—	36,213
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $16 in taxes and $302 in realized net gains	—	—	—	—	109	109
Accretion of net unrealized losses transferred during the period, net of $391 in taxes	—	—	—	—	1,086	1,086
Pension liability adjustment, net of $1,930 in taxes	—	—	—	—	4,937	4,937
Adoption of ASU 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—
Adoption of ASU 2016-1, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—
Conversion of Class B Common Stock to Class A Common Stock, 2,500 shares	2	(2)	—	—	—	—
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,732)	—	(1,732)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(471)	—	(471)

BALANCE, DECEMBER 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439
Net income	—	—	—	39,699	—	39,699
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $116 in taxes and $61 in realized net gains	—	—	—	—	(314)	(314)
Accretion of net unrealized losses transferred during the period, net of $269 in taxes	—	—	—	—	753	753
Pension liability adjustment, net of $2,263 in taxes	—	—	—	—	(5,789)	(5,789)
Conversion of Class B Common Stock to Class A
Common Stock, 42,620 shares	43	(43)	—	—	—	—
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,742)	—	(1,742)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(465)	—	(465)

BALANCE, DECEMBER 31, 2019	$3,651	$1,917	$12,292	$338,980	$(24,259)	$332,581

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

Year Ended December 31,	2019	2018	2017
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,699	$36,213	$22,301
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of portfolio loans	(412)	—	(370)
Gain on sale of fixed assets	—	—	(11)
Net loss on other real estate owned	79	—	—
Net gains on sales of securities	(61)	(302)	(47)
Net (gain) loss on equity securities	(92)	67	—
Provision for loan losses	1,250	1,350	1,790
Deferred tax (expense) benefit	(2,135)	(1,766)	6,918
Net depreciation and amortization	(2,382)	885	3,047
Decrease (increase) in accrued interest receivable	1,296	(3,227)	(1,534)
(Increase) decrease in other assets	8,532	2,326	(16,310)
Increase in other liabilities	2,075	5,242	5,802

Net cash provided by operating activities	47,849	40,788	21,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of short-term investments	—	—	5,284
Purchase of short-term investments	—	—	(2,101)
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	14,380	18,388	10,127
Purchase of Federal Home Loan Bank of Boston stock	(15,877)	(14,583)	(10,864)
Proceeds from calls/maturities of securities available-for-sale	144,739	215,406	259,388
Proceeds from sales of securities available-for-sale	16,285	27,517	18,180
Purchase of securities available-for-sale	(85,123)	(183,588)	(175,147)
Proceeds from calls/maturities of securities held-to-maturity	458,915	234,741	293,221
Proceeds from sales of securities held-to-maturity	1,193	—	—
Purchase of securities held-to-maturity	(757,997)	(576,140)	(337,773)
Proceeds from life insurance policies	5,461	375	115
Proceeds from sales of portfolio loans	22,120	—	26,701
Net increase in loans	(162,415)	(110,874)	(278,242)
Bank owned life insurance purchases	(33,664)	—	—
Proceeds from sales of other real estate owned	2,146	—	—
Proceeds from sales of fixed assets	—	—	11
Capital expenditures	(13,144)	(3,601)	(3,244)

Net cash used in investing activities	(402,981)	(392,359)	(194,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposit accounts	(5,132)	(64,782)	147,002
Net (decrease) increase in demand, savings, money market and NOW deposits	(1,721)	554,779	116,747
Cash dividends	(2,207)	(2,203)	(2,200)
Net increase (decrease) in securities sold under agreements to repurchase	111,805	(4,750)	(23,290)
Net increase (decrease) in other borrowed funds	168,577	(145,400)	54,778

Net cash provided by financing activities	271,322	337,644	293,037

Net (decrease) increase in cash and cash equivalents	(83,810)	(13,927)	120,279
Cash and cash equivalents at beginning of year	342,503	356,430	236,151

Cash and cash equivalents at end of year	$258,693	$342,503	$356,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$63,345	$44,289	$27,731
Income taxes	$(6,504)	$590	$5,330
Change in unrealized losses on securities available-for-sale, net of taxes	$(314)	$109	$505
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	$753	$1,086	$1,034
Pension liability adjustment, net of taxes	$(5,789)	$4,937	$(1,384)
Transfer of loans to other real estate owned	$—	$2,225	$—

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

Notes to Consolidated Financial Statements

associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels of the hierarchy are as follows:

Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices, such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments that are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and over the counter (“OTC”) derivatives.

Level III—These instruments have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, and noninvestment grade residual interests in securitizations as well as certain highly structured OTC derivative contracts.

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

Notes to Consolidated Financial Statements

flows of the investment security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will be recognized in the Company’s consolidated statement of income.

The transfer of a security between categories of investments shall be accounted for at fair value. For a debt security transferred into the held-to-maturity category from the available-for-sale category, the unrealized holding gain or loss at the date of the transfer shall continue to be reported in a separate component of shareholders’ equity but shall be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. The amortization of an unrealized holding gain, or loss reported in equity will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held-to-maturity security.

The sale of a security held-to-maturity may occur after a substantial portion (at least 85%) of the principal outstanding at acquisition has been paid. This may be due either to prepayments on the debt security or to scheduled payments on the debt security that is payable in equal installments over its term. For variable rate securities, the scheduled payments need not be equal.

FEDERAL HOME LOAN BANK STOCK

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2019, no impairment has been recognized.

LOANS HELD FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

LOANS

Loans are stated at the principal amount outstanding, net of amounts charged off, unamortized premiums or discounts, and deferred loan fees or costs. Interest on loans is recognized based on the daily principal amount outstanding. Accrual of interest is discontinued when loans become ninety days delinquent unless the collateral is sufficient to cover both principal and interest and the loan is in the process of collection. Past-due status is based on contractual terms of the loan. Loans, including impaired loans, on which the accrual of interest has been discontinued, are designated nonaccrual loans. When a loan is placed on nonaccrual, all income that has been accrued but remains unpaid is reversed against current period income, and all amortization of deferred loan costs and fees is discontinued. Nonaccrual loans may be returned to an accrual status when principal and interest payments are not delinquent, or the risk characteristics of the loan have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. Income received on nonaccrual loans is either recorded in income or applied to the principal balance of the loan, depending on management’s evaluation as to the collectibility of principal.

Loan origination fees and related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method. Prepayments are not initially considered when amortizing premiums and discounts.

The Bank measures impairment for impaired loans at either the fair value of the loan, the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. This method applies to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans such as residential real estate and consumer loans that are collectively evaluated for impairment. For collateral dependent loans, the amount of the recorded investment in a

Notes to Consolidated Financial Statements

loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance when such an amount has been identified definitively as uncollectible. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Loans are charged-off when management believes that the collectibility of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectibility of the loan’s principal is not probable include the delinquency status of the loan, the fair value of the collateral, if secured, and, the financial strength of the borrower and/or guarantors. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. The Bank measures the impairment of troubled debt restructurings using the pre-modification effective rate of interest.

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

Notes to Consolidated Financial Statements

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

In estimating probable loan loss under ASC Topic 450, management considers numerous factors, including historical charge-offs and subsequent recoveries. The formula allowances are based on evaluations of homogenous loans to determine the allocation appropriate within each portfolio segment. Formula allowances are based on internal risk ratings or credit ratings from external sources. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. Changes in risk grades affect the amount of the formula allowance. Risk grades are determined by reviewing current collateral value, financial information, cashflow, payment history and other relevant facts surrounding the

Notes to Consolidated Financial Statements

particular credit. On these loans, the formula allowances are based on the risk ratings, the historical loss experience, and the loss emergence period. Historical loss data and loss emergence periods are developed based on the Company’s historical experience. For larger loans with available external credit ratings, these ratings are utilized rather than the Company’s risk ratings. The historical loss factor and loss emergence periods for these loans are based on data published by the rating agencies for similar credits as the Company has limited internal historical data. For the residential real estate and consumer loan portfolios, the formula allowances are calculated by applying historical loss experience and the loss emergence period to the outstanding balance in each loan category. Loss factors and loss emergence periods are based on the Company’s historical net loss experience.

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

Notes to Consolidated Financial Statements

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

STOCK OPTION ACCOUNTING

The Company follows the fair value recognition provisions of FASB ASC 718, Compensation—Stock Compensation for all share-based payments. The Company’s method of valuation for share-based awards granted utilizes the Black-Scholes option-pricing model. The Company will recognize compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options to purchase up to 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified or incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options to purchase shares of Class A common stock outstanding at December 31, 2019.

The Company uses the fair value method to account for stock options. There were no options granted during 2019 and 2018.

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

Prior to December 31, 2018, the Company utilized a full yield curve approach in the estimation of the service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the underlying projected cash flows.

Effective December 31, 2018, the discount rate is determined by preparing an analysis of the respective plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits.

Notes to Consolidated Financial Statements

LEASING

A right-of-use (ROU) asset and corresponding lease liability is recognized at the lease commencement date when the Company is a lessee. ROU lease assets are included in other assets on the consolidated balance sheet. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments discounted using the rate implicit in the lease, or the Company’s incremental borrowing rate. Variable lease payments that are dependent on an index, or rate, are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise.

For real estate leases, lease components and non-lease components are accounted for as a single lease component. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy within non-interest expense in the consolidated statement of income. Operating lease expense is recorded on a straight-line basis. Refer to Note 23: Leasing for further information.

RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Standards Updates

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization of Purchased Callable Debt. The FASB is issuing this ASU to amend the amortization period for certain purchased callable debt securities held at a premium. The FASB is shortening the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The effect of this update did not have a material impact on the Company’s consolidated financial position.

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

Notes to Consolidated Financial Statements

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

The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 2019, and $0 at December 31, 2018.

3.	Securities Available-for-Sale

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$2,000	$—	$8	$1,992
U. S. Government Sponsored Enterprises	—	—	—	—	3,946	—	31	3,915
SBA Backed Securities	54,331	23	143	54,211	70,477	1	284	70,194
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	184,580	139	532	184,187	162,604	536	250	162,890
Privately Issued Residential Mortgage-Backed Securities	397	1	2	396	679	3	10	672
Obligations Issued by States and Political Subdivisions	18,016	60	—	18,076	93,445	58	—	93,503
Other Debt Securities	3,600	51	19	3,632	3,600	37	44	3,593

Total	$260,924	$274	$696	$260,502	$336,751	$635	$627	$336,759

Included in SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $186,245,000 and $197,304,000 at December 31, 2019 and 2018, respectively. Also included in securities available-for-sale at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $32,297,000 and $34,787,000 at December 31, 2019 and 2018, respectively. The Company realized gains on sales of securities of $13,000, $302,000 and $47,000 from the proceeds of sales of available-for-sale securities of $16,285,000, $27,517,000 and $18,180,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Debt securities of U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

Notes to Consolidated Financial Statements

The following table shows the estimated maturity distribution of the Company’s securities available-for-sale at December 31, 2019.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$18,417	$18,476
After one but within five years	113,192	112,935
After five but within ten years	124,489	124,274
More than ten years	4,826	4,817

Total	$260,924	$260,502

The weighted average remaining life of investment securities available-for-sale at December 31, 2019, was 5.4 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $244,688,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of December 31, 2019 and December 31, 2018, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the Obligations Issued by States and Political Subdivisions, Privately Issued Residential Mortgage-Backed Securities and Other Debt Securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.

The unrealized loss on SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality. The Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019 and December 31, 2018.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are

Notes to Consolidated Financial Statements

45 and 18 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 122 holdings at December 31, 2019.

Temporarily Impaired Investments	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	—	—	—	—	—	—
SBA Backed Securities	14,560	30	22,092	113	36,652	143
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	108,806	379	29,178	153	137,984	532
Privately Issued Residential Mortgage-Backed Securities	252	2	—	—	252	2
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	800	1	481	18	1,281	19

Total temporarily impaired securities	$124,418	$412	$51,751	$284	$176,169	$696

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

Temporarily Impaired Investments	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$—	$—	$1,992	$8	$1,992	$8
U.S. Government Sponsored Enterprises	3,914	31	—	—	3,914	31
SBA Backed Securities	17,950	28	44,323	256	62,273	284
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	19,244	21	45,782	229	65,026	250
Privately Issued Residential Mortgage-Backed Securities	—	—	495	10	495	10
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	—	—	455	44	455	44

Total temporarily impaired securities	$41,108	$80	$93,047	$547	$134,155	$627

Notes to Consolidated Financial Statements

4.	Investment Securities Held-to-Maturity

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$9,960	$—	$2	$9,958
U.S. Government Sponsored Enterprises	98,867	527	96	99,298	234,228	336	803	233,761
SBA Backed Securities	44,379	182	303	44,258	52,051	—	2,065	49,986
U.S. Government Sponsored Enterprises Mortgage-Backed Securities	2,207,874	20,720	10,846	2,217,748	1,750,408	2,324	55,016	1,697,716

Total	$2,351,120	$21,429	$11,245	$2,361,304	$2,046,647	$2,660	$57,886	$1,991,421

Included in U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprise Mortgage-Backed Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,776,399,000 and $1,441,059,000 at December 31, 2019, and 2018, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $399,646,000 and $291,190,000 at December 31, 2019, and 2018, respectively. The Company realized gains on sales of securities of $48,000 from the proceeds of sales of held-to-maturity securities of $1,193,000. The sales from securities held-to-maturity relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment. The Company did not realize any gains of sales of securities for the year ending December 31, 2018 and 2017.

At December 31, 2019 and 2018, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at December 31, 2019.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$73,576	$73,841
After one but within five years	1,891,043	1,900,050
After five but within ten years	374,071	374,688
More than ten years	12,430	12,725

Total	$2,351,120	$2,361,304

The weighted average remaining life of investment securities held-to-maturity at December 31, 2019, was 3.7 years. Included in the weighted average remaining life calculation at December 31, 2019, were $33,491,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The

Notes to Consolidated Financial Statements

contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $107,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of December 31, 2019 and December 31, 2018, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019 and December 31, 2018.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 114 and 103 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 531 holdings at December 31, 2019.

Temporarily Impaired Investments	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	24,420	72	9,976	24	34,396	96
SBA Backed Securities	25,251	303	—	—	25,251	303
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	613,905	3,949	389,919	6,897	1,003,824	10,846

Total temporarily impaired securities	$663,576	$4,324	$399,895	$6,921	$1,063,471	$11,245

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio at December 31, 2018.This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are

Notes to Consolidated Financial Statements

56 and 315 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 475 holdings at December 31, 2018.

Temporarily Impaired Investments	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Treasury	$9,958	$2	$—	$—	$9,958	$2
U.S. Government Sponsored Enterprises	9,849	42	69,499	761	79,348	803
SBA Backed Securities	—	—	49,987	2,065	49,987	2,065
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	188,125	2,032	1,249,689	52,984	1,437,814	55,016

Total temporarily impaired securities	$207,932	$2,076	$1,369,175	$55,810	$1,577,107	$57,886

5.	Loans

The majority of the Bank’s lending activities are conducted in Massachusetts with other lending activity principally in New Hampshire, Rhode Island, Connecticut and New York. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, municipal loans, consumer, home equity and other loans for its portfolio.

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2019	2018
(dollars in thousands)
Construction and land development	$8,992	$13,628
Commercial and industrial	812,417	761,625
Municipal	120,455	97,290
Commercial real estate	786,102	750,362
Residential real estate	371,897	348,250
Consumer	21,071	21,359
Home equity	304,363	292,340
Overdrafts	822	724

Total	$2,426,119	$2,285,578

At December 31, 2019, and December 31, 2018, loans were carried net of (premiums) discounts of $(292,000) and $(364,000), respectively. Net deferred fees included in loans at December 31, 2019, and December 31, 2018, were $220,000 and $496,000, respectively.

The Company was servicing mortgage loans sold to others without recourse of approximately $204,690,000 and $209,160,000 at December 31, 2019, and December 31, 2018, respectively. The Company had no residential real estate loans held for sale at December 31, 2019 and December 31, 2018. The Company’s mortgage servicing rights totaled $1,202,000 and $1,226,000 at December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, and 2018, the Company’s recorded investment in impaired loans was $3,252,000 and $3,051,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent, and the risk characteristics have improved to the

Notes to Consolidated Financial Statements

extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2019, there were $2,322,000 of impaired loans with specific reserves of $102,000. At December 31, 2018, there were $2,774,000 of impaired loans with specific reserves of $145,000.

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

The composition of nonaccrual loans and impaired loans is as follows:

December 31,	2019	2018	2017
(dollars in thousands)
Loans on nonaccrual	$2,014	$1,313	$1,684
Loans 90 days past due and still accruing	—	—	—
Impaired loans on nonaccrual included above	—	296	254
Total recorded investment in impaired loans	3,252	3,051	7,114
Average recorded investment of impaired loans	3,161	5,491	5,608
Accruing troubled debt restructures	2,361	2,559	2,749
Interest income not recorded on nonaccrual loans according to their original terms	67	64	51
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	103	196	182

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

The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2019.

Balance at December 31, 2018	Additions	Repayments and Deletions	Balance at December 31, 2019
(dollars in thousands)
$ 12,547	$706	$1,222	$12,031

6.	Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Notes to Consolidated Financial Statements

An analysis of the allowance for loan losses for each of the three years ending December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
(dollars in thousands)
Allowance for loan losses, beginning of year	$28,543	$26,255	$24,406
Loans charged-off	(454)	(833)	(390)
Recoveries on loans previously charged-off	246	1,771	449

Net recoveries (charge-offs )	(208)	938	59
Provision charged to expense	1,250	1,350	1,790

Allowance for loan losses, end of year	$29,585	$28,543	$26,255

Further information pertaining to the allowance for loan losses at December 31, 2019 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Ending balance at December 31, 2018	$1,092	$10,998	$1,838	$10,663	$2,190	$365	$1,111	$286	$28,543
Charge-offs	—	(137)	—	—	—	(295)	(22)	—	(454)
Recoveries	—	60	—	—	—	186	—	—	246
Provision	(761)	675	728	801	4	56	(24)	(229)	1,250

Ending balance at December 31, 2019	$331	$11,596	$2,566	$11,464	$2,194	$312	$1,065	$57	$29,585

Amount of allowance for loan losses for loans deemed to be impaired	$—	$15	$—	$87	$—	$—	$—	$—	$102
Amount of allowance for loan losses for loans not deemed to be impaired	$331	$11,581	$2,566	$11,377	$2,194	$312	$1,065	$57	$29,483
Loans:
Ending balance	$8,992	$812,417	$120,455	$786,102	$371,897	$21,893	$304,363	$—	$2,426,119
Loans deemed to be impaired	$—	$906	$—	$2,346	$—	$—	$—	$—	$3,252
Loans not deemed to be impaired	$8,992	$811,511	$120,455	$783,756	$371,897	$21,893	$304,363	$—	$2,422,867

Notes to Consolidated Financial Statements

Further information pertaining to the allowance for loan losses at December 31, 2018 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Balance at December 31, 2017	$1,645	$9,651	$1,720	$9,728	$1,873	$373	$989	$276	$26,255
Charge-offs	—	(67)	—	—	(450)	(316)	—	—	(833)
Recoveries	1,436	57	—	—	75	203	—	—	1,771
Provision	(1,989)	1,357	118	935	692	105	122	10	1,350

Ending balance at December 31, 2018	$1,092	$10,998	$1,838	$10,663	$2,190	$365	$1,111	$286	$28,543

Amount of allowance for loan losses for loans deemed to be impaired	$—	$54	$—	$91	$—	$—	$—	$—	$145
Amount of allowance for loan losses for loans not deemed to be impaired	$1,092	$10,944	$1,838	$10,572	$2,190	$365	$1,111	$286	$28,398
Loans:
Ending balance	$13,628	$761,625	$97,290	$750,362	$348,250	$22,083	$292,340	$—	$2,285,578
Loans deemed to be impaired	$—	$401	$—	$2,650	$—	$—	$—	$—	$3,051
Loans not deemed to be impaired	$13,628	$761,224	$97,290	$747,712	$348,250	$22,083	$292,340	$—	$2,282,527

CREDIT QUALITY INFORMATION

The Company utilizes a six-grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass)—Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor)—These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2019.

Loans rated 5 (Substandard)—Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2019.

Loans rated 6 (Doubtful)—Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2019 and are doubtful for full collection.

Impaired—Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2019.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$ 8,992	$807,486	$120,455	$759,402
4 (Monitor)	—	4,025	—	24,354
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	906	—	2,346

Total	$ 8,992	$812,417	$120,455	$786,102

The Company has increased its exposure to larger loans to large institutions with publicly available credit ratings. These ratings are tracked as a credit quality indicator for these loans.

The following table presents the Company’s loans by credit rating at December 31, 2019.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)
Credit Rating:
Aaa-Aa3	$523,644	$53,273	$40,437	$617,354
A1-A3	186,044	7,354	148,346	341,744
Baa1-Baa3	—	51,133	144,711	195,844
Ba1	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

The following table presents the Company’s loans by risk rating at December 31, 2018.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$13,628	$757,089	$97,290	$723,170
4 (Monitor)	—	4,135	—	24,542
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	401	—	2,650

Total	$13,628	$761,625	$97,290	$750,362

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by credit rating at December 31, 2018.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)
Credit Rating:
Aaa-Aa3	$491,247	$54,105	$42,790	$588,142
A1-A3	172,472	7,605	151,381	331,458
Baa1-Baa3	—	26,970	118,197	145,167
Ba1	—	6,810	—	6,810

Total	$663,719	$95,490	$312,368	$1,071,577

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due loans,” below.

AGING OF PAST-DUE LOANS

At December 31, 2019 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$8,992	$8,992
Commercial and industrial	227	400	—	627	811,790	812,417
Municipal	—	—	—	—	120,455	120,455
Commercial real estate	840	492	—	1,332	784,770	786,102
Residential real estate	1,563	683	—	2,246	369,651	371,897
Consumer and overdrafts	18	4	—	22	21,871	21,893
Home equity	603	435	—	1,038	303,325	304,363

Total	$3,251	$2,014	$—	$5,265	$2,420,854	$2,426,119

At December 31, 2018 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$13,628	$13,628
Commercial and industrial	187	115	—	302	761,323	761,625
Municipal	—	—	—	—	97,290	97,290
Commercial real estate	774	190	—	964	749,398	750,362
Residential real estate	2,554	569	—	3,123	345,127	348,250
Consumer and overdrafts	24	14	—	38	22,045	22,083
Home equity	1,108	425	—	1,533	290,807	292,340

Total	$4,647	$1,313	$—	$5,960	$2,279,618	$2,285,578

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

The following is information pertaining to impaired loans at December 31, 2019:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	770	976	—	138	6
Municipal	—	—	—	—	—
Commercial real estate	160	189	—	445	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$930	$1,165	$—	$583	$6

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	136	137	15	264	7
Municipal	—	—	—	—	—
Commercial real estate	2,186	2,306	87	2,314	90
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,322	$2,443	$102	$2,578	$97

Total
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	906	1,113	15	402	13
Municipal	—	—	—	—	—
Commercial real estate	2,346	2,495	87	2,759	90
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,252	$3,608	$102	$3,161	$103

Notes to Consolidated Financial Statements

The following is information pertaining to impaired loans at December 31, 2018:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	87	291	—	46	5
Municipal	—	—	—	—	—
Commercial real estate	189	212	—	249	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$276	$503	$—	$295	$5

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	314	315	54	462	13
Municipal	—	—	—	—	—
Commercial real estate	2,461	2,575	91	2,322	97
Residential real estate	—	—	—	2,412	81
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,775	$2,890	$145	$5,196	$191

Total
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	401	606	54	508	18
Municipal	—	—	—	—	—
Commercial real estate	2,650	2,787	91	2,571	97
Residential real estate	—	—	—	2,412	81
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,051	$3,393	$145	$5,491	$196

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

There was one commercial and industrial loan that was modified during the first quarter of 2019. The loan was modified by reducing the interest rates as well as extending the term on the loan. The pre-modification and post-modification outstanding recorded investment was $39,000. The financial impact for the modification was not material. This loan was subsequently charged off during the third quarter of 2019. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers.

There was one residential real estate loan and one consumer loan that were modified during the first quarter of 2018. The loans were modified by reducing the interest rates as well as extending the terms on both loans. The pre-modification and post-modification outstanding recorded investment was $2,675,000 for the residential real

Notes to Consolidated Financial Statements

estate loan that was not accruing interest. The pre-modification and post-modification outstanding recorded investment was $17,000 for the consumer loan that was accruing interest. The financial impact for the modifications was not material. Both troubled debt restructurings subsequently defaulted during 2018. The residential real estate loan was partially charged off for $450,000 and was recorded as other real estate owned for $2,225,000 during the fourth quarter of 2018. This property was subsequently sold during the third quarter of 2019. Other real estate owned is included in other assets on the balance sheet. The consumer loan was fully charged off during the fourth quarter of 2018.

7.	Bank Premises and Equipment

December 31,	2019	2018	Estimated Useful Life
(dollars in thousands)
Land	$7,246	$3,850	—
Bank premises	28,175	21,659	30-39 years
Furniture and equipment	33,259	30,088	3-10 years
Leasehold improvements	12,674	12,674	30-39 years or lease term

	81,354	68,271
Accumulated depreciation and amortization	(47,402)	(44,350)

Total	$33,952	$23,921

Depreciation and amortization amounted to $3,235,000, $3,206,000, and $3,135,000 at December 31, 2019, 2018 and 2017, respectively.

8.	Goodwill and Identifiable Intangible Assets

At December 31, 2019 and 2018, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2019 and 2018 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Mortgage Servicing Rights	Total
(dollars in thousands)
Balance at December 31, 2017	$2,714	$1,525	$4,239
Additions	—	—	—
Amortization Expense	—	(299)	(299)

Balance at December 31, 2018	$2,714	$1,226	$3,940
Additions	—	237	237
Amortization Expense	—	(261)	(261)

Balance at December 31, 2019	$2,714	$1,202	$3,916

9.	Fair Value Measurements

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

Notes to Consolidated Financial Statements

Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as G-7 government, agency securities, listed equities and money market securities, as well as listed derivative instruments.

Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market, or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.

Level III—These instruments have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, certain private equity investments, distressed debt, non-investment grade residual interests in securitizations, as well as certain highly structured OTC derivative contracts.

The results of the fair value hierarchy as of December 31, 2019, are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis
Securities AFS
U.S. Treasury	$—	$—	$—	$—
U.S. Government Agency Sponsored Enterprises	—	—	—	—
SBA Backed Securities	54,211	—	54,211	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	184,187	—	184,187	—
Privately Issued Residential Mortgage-Backed Securities	396	—	396	—
Obligations Issued by States and Political Subdivisions	18,076	—	4,775	13,301
Other Debt Securities	3,632	—	3,632	—

Total	$260,502	$—	$247,201	$13,301

Equity Securities	$1,688	$343	$1,345	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$877	$—	$—	$877

Notes to Consolidated Financial Statements

Impaired loan balances in the table above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Fair value is generally determined through a review process that includes independent appraisals, discounted cash flows, or other external assessments of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. The Company discounts the fair values, as appropriate, based on management’s observations of the local real estate market for loans in this category. Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions relate to impaired loans recognized for 2019 for the estimated credit loss amounted to $79,000.

There were no transfers between level 1, 2 and 3 for the year ended December 31, 2019. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2019.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2019. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$ 13,301	Discounted cash flow	Discount rate	1.5%-3.2%(2)
Impaired Loans	877	Appraisal of collateral(3)	Appraisal adjustments(4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2019 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Total
(dollars in thousands)
Balance at December 31, 2018	$—	$88,728	$88,728
Purchases	—	21,408	21,408
Maturities/redemptions	—	(96,812)	(96,812)
Transfer to Level 2	—	—	—
Amortization	—	(23)	(23)
Change in fair value	—	—	—

Balance at December 31, 2019	$—	$13,301	$13,301

The amortized cost of Level 3 securities was $13,301,000 with an unrealized loss of $0 at December 31, 2019. The securities in this category are generally municipal securities with no readily determinable fair value or failed

Notes to Consolidated Financial Statements

auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The results of the fair value hierarchy as of December 31, 2018, are as follows:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis Securities AFS
U.S. Treasury	$1,992	$—	$1,992	$—
U.S. Government Agency Sponsored Enterprises	3,915	—	3,915	—
SBA Backed Securities	70,194	—	70,194	—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	162,890	—	162,890	—
Privately Issued Residential Mortgage-Backed Securities	672	—	672	—
Obligations Issued by States and Political Subdivisions	93,503	—	4,775	88,728
Other Debt Securities	3,593	—	3,593	—

Total	$336,759	$—	$248,031	$88,728

Equity Securities	$1,596	$293	$1,303	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$251	$—	$—	$251
Other Real Estate Owned	$2,225	$—	$—	$2,225

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

Notes to Consolidated Financial Statements

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2018. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS(1)	$88,728	Discounted cash flow	Discount rate	2.1%-4.1%(2)
Other Real Estate Owned	2,225	Appraisal of collateral(3)	Appraisal adjustments (4)	30% discount
Impaired Loans	251	Appraisal of collateral(3)	Appraisal adjustments (4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the year ended December 31, 2018 are as shown in the table below:

	Auction Rate Securities	Obligations Issued by States and Political Subdivisions	Total
(dollars in thousands)
Balance at December 31, 2017	$4,459	$78,141	$82,600
Purchases	—	132,470	132,470
Maturities/redemptions	—	(121,753)	(121,753)
Transfer to Level 2	(4,459)	—	(4,459)
Amortization	—	(130)	(130)
Change in fair value	—	—	—

Balance at December 31, 2018	$—	$88,728	$88,728

The amortized cost of Level 3 securities was $88,728,000 with an unrealized loss of $0 at December 31, 2018. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

10.	Deposits

The following is a summary of remaining maturities or re-pricing of time deposits as of December 31,

	2019	Percent	2018	Percent
(dollars in thousands)
Within one year	$383,497	69%	$413,297	74%
Over one year to two years	123,016	22%	88,815	16%
Over two years to three years	27,223	5%	39,924	7%
Over three years to five years	21,711	4%	18,543	3%

Total	$555,447	100%	$560,579	100%

Time deposits of more than $250,000 totaled $342,809,000 and $293,046,000 in 2019 and 2018, respectively.

Notes to Consolidated Financial Statements

Deposits totaling $34,964,000 and $36,794,000 were attributable to related parties at December 31, 2019 and December 31, 2018, respectively.

11.	Securities Sold Under Agreements to Repurchase

The following is a summary of securities sold under agreements to repurchase as of December 31,

	2019	2018	2017
(dollars in thousands)
Amount outstanding at December 31	$266,045	$154,240	$158,990
Weighted average rate at December 31	0.96%	0.82%	0.32%
Maximum amount outstanding at any month end	$307,235	$174,150	$228,848
Daily average balance outstanding during the year	$224,361	$147,944	$189,684
Weighted average rate during the year	1.05%	0.66%	0.26%

Amounts outstanding at December 31, 2019, 2018 and 2017 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $264,737,000, $160,576,000, and $162,927,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2019, 2018 and 2017, respectively. The approximate fair value of the collateral at those dates was $265,687,000, $156,369,000, and $159,051,000, respectively.

12.	Other Borrowed Funds and Subordinated Debentures

The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2019	2018	2017
(dollars in thousands)
Amount outstanding at December 31	$407,038	$238,461	$383,861
Weighted average rate at December 31	2.37%	2.76%	2.26%
Maximum amount outstanding at any month end	$487,502	$542,913	$491,583
Daily average balance outstanding during the year	$231,926	$291,674	$309,102
Weighted average rate during the year	2.95%	2.61%	2.42%

FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2019, was approximately $245,138,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

December 31,	2019		2018		2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(dollars in thousands)
Within one year	$218,000	1.86%	$63,000	2.17%	$164,500	1.82%
Over one year to two years	$42,500	2.58%	$28,000	2.29%	$63,000	2.17%
Over two years to three years	$3,500	2.15%	$25,000	3.34%	$28,000	2.29%
Over three years to five years	$70,000	2.85%	$33,500	2.23%	$28,500	3.19%
Over five years	$36,955	2.88%	$52,878	2.47%	$63,778	2.38%

Total	$370,955	2.23%	$202,378	2.42%	$347,778	2.13%

Notes to Consolidated Financial Statements

Included in the table above are $40,000,000, $40,000,000, and $20,000,000, respectively, of FHLBB advances at December 31, 2019, 2018 and 2017, that are puttable at the discretion of FHLBB. These put dates were not utilized in the table above.

During 2019, the Company restructured $15,000,000 of FHLBB advances. Prior to the restructure, the weighted average rate on these advances was 3.33% and the weighted average maturity was 14 months. Subsequent to the restructure, the weighted average rate was 2.37% and the weighted average maturity was 60 months.

SUBORDINATED DEBENTURES

Subordinated debentures totaled $36,083,000 at December 31, 2019 and 2018.

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 3.76% at December 31, 2019 and 4.66% at December 31, 2018.

OTHER BORROWED FUNDS

There were no overnight federal funds purchased at December 31, 2019 and 2018.

13.	Reclassifications Out of Accumulated Other Comprehensive Income(a)

	Amount Reclassified from Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31, 2019(a)	Year Ended December 31, 2018(a)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$61	$302	Net gains on sales of investments
	(17)	(85)	Provision for income taxes

	$44	$217	Net income

Accretion of unrealized losses transferred	$(1,022)	$(1,477)	Securities held-to-maturity
	269	391	Provision for income taxes

	$(753)	$(1,086)	Net income

Amortization of defined benefit pension items
Prior-service costs	$(114)	$(14)	Salaries and employee benefits(b)
Actuarial gains (losses)	(1,351)	(1,610)	Salaries and employee benefits(b)

Total before tax	(1,465)	(1,624)	Income before taxes
Tax (expense) or benefit	412	457	Provision for income taxes

Net of tax	$(1,053)	$(1,167)	Net income

(a)	Amounts in parentheses indicate decreases to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 17) for additional details).

Notes to Consolidated Financial Statements

14.	Earnings Per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. There were no common stock equivalents for 2019, 2018 and 2017, respectively.

The following table is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,	2019	2018	2017
(in thousands except share and per share data)
BASIC EPS COMPUTATION
Numerator:
Net income, Class A	$31,351	$28,479	$17,526
Net income, Class B	8,348	7,734	4,775
Denominator:
Weighted average shares outstanding, Class A	3,633,044	3,608,179	3,604,029
Weighted average shares outstanding, Class B	1,934,865	1,959,730	1,963,880
Basic EPS, Class A	$8.63	$7.89	$4.86
Basic EPS, Class B	$4.31	$3.95	$2.43

DILUTED EPS COMPUTATION
Numerator:
Net income, Class A	$31,351	$28,479	$17,526
Net income, Class B	8,348	7,734	4,775

Total net income, for diluted EPS, Class A computation	39,699	36,213	22,301
Denominator:
Weighted average shares outstanding, basic, Class A	3,633,044	3,608,179	3,604,029
Weighted average shares outstanding, Class B	1,934,865	1,959,730	1,963,880

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,934,865	1,959,730	1,963,880
Diluted EPS, Class A	$7.13	$6.50	$4.01
Diluted EPS, Class B	$4.31	$3.95	$2.43

15.	Stockholders’ Equity

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

STOCK OPTION PLAN

During 2000 and 2004, common stockholders of the Company approved stock option plans (the “Option Plans”) that provide for granting of options for not more than 150,000 shares of Class A common stock per plan. Under the Option Plans, all officers and key employees of the Company are eligible to receive nonqualified and incentive stock options to purchase shares of Class A common stock. The Option Plans are administered by the Compensation Committee of the Board of Directors, whose members are ineligible to participate in the Option Plans. Based on management’s recommendations, the Committee submits its recommendations to the Board of Directors as to persons to whom options are to be granted, the number of shares granted to each, the option price (which may not be less than 85% of the fair market value for nonqualified stock options, or the fair market value for incentive stock options, of the shares on the date of grant) and the time period over which the options are exercisable (not more than ten years from the date of grant). There were no options outstanding at December 31, 2019 and December 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

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

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019 (Basel III)
Total Capital (to Risk-Weighted Assets)	$401,850	13.57%	$236,830	8.00%	$296,037	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	372,265	12.57%	177,622	6.00%	236,830	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	372,265	12.57%	133,217	4.50%	192,424	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	372,265	7.01%	212,549	4.00%	265,686	5.00%
As of December 31, 2018 (Basel III)
Total Capital (to Risk-Weighted Assets)	$364,744	13.24%	$220,335	8.00%	$275,419	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	336,201	12.21%	165,251	6.00%	220,335	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	336,201	12.21%	123,938	4.50%	179,022	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	336,201	6.68%	201,228	4.00%	251,535	5.00%

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019 (Basel III)
Total Capital (to Risk-Weighted Assets)	$415,863	13.97%	$238,132	8.00%	$297,665	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	386,308	12.98%	178,599	6.00%	238,132	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	351,308	11.80%	133,949	4.50%	193,482	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	386,308	7.25%	213,222	4.00%	266,528	5.00%
As of December 31, 2018 (Basel III)
Total Capital (to Risk-Weighted Assets)	$377,359	13.62%	$221,690	8.00%	$277,113	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	348,816	12.59%	166,268	6.00%	221,690	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	313,816	11.32%	124,701	4.50%	180,123	6.50%
Tier 1 Capital (to 4th Qtr. Average Assets)	348,816	6.91%	201,913	4.00%	252,391	5.00%

Notes to Consolidated Financial Statements

16.	Income Taxes

The current and deferred components of income tax expense (benefit) for the years ended December 31, are as follows:

	2019	2018	2017
(dollars in thousands)
Current expense:
Federal	$2,548	$2,637	$3,628
State	697	697	412

Total current expense	3,245	3,334	4,040

Deferred (benefit) expense:
Federal	(1,660)	(1,238)	6,496
State	(367)	(528)	422
Valuation allowance reversal	(108)	—	—

Total deferred (benefit) expense	(2,135)	(1,766)	6,918

Provision for income taxes	$1,110	$1,568	$10,958

Income tax accounts included in other assets at December 31, are as follows:

	2019	2018
(dollars in thousands)
Current receivable	$3,446	$13,194
Deferred income tax asset, net	24,566	20,321

Total	$28,012	$33,515

Differences between income tax expense (benefit) at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2019	2018	2017
(dollars in thousands)
Federal income tax expense at statutory rates	$8,570	$7,934	$11,308
State income tax, net of federal income tax benefit	261	134	550
Insurance income	(265)	(176)	(371)
Effect of tax-exempt interest	(6,737)	(6,510)	(8,683)
Net tax credit	(292)	(349)	(341)
Valuation allowance reversal	(108)	—	—
Sequestration (reversal) accrual	(438)	438	—
Deferred tax remeasurement	—	—	8,448
Other	119	97	47

Total	$1,110	$1,568	$10,958

Effective tax rate	2.72%	4.15%	32.95%

Notes to Consolidated Financial Statements

The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2019	2018
(dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$8,354	$8,058
Deferred compensation	8,910	8,184
Pension and SERP liability	8,770	6,506
Operating lease liabilities	3,567	—
Unrealized losses on securities transferred to held-to-maturity	643	912
Depreciation	1,060	908
QZAB credit	812	—
Accrued bonus	708	717
Charitable contributions carryforward	276	389
Nonaccrual interest	115	109
Unrealized (gains) losses on securities available-for-sale	114	(2)
Other	206	181

Gross deferred income tax asset	33,535	25,962

Valuation allowance	—	(108)

Gross deferred income tax asset, net of valuation allowance	33,535	25,854
Deferred income tax liabilities:
Pension liability	(4,258)	(4,436)
Operating lease right-of-use assets	(3,520)	—
Deferred origination costs	(516)	(524)
Prepaid expenses	(337)	(228)
Mortgage servicing rights	(338)	(345)

Gross deferred income tax liability	(8,969)	(5,533)

Deferred income tax asset net	$24,566	$20,321

Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2019. During 2019, the valuation allowance on a charitable contribution carryforward was reversed. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowers the Company’s federal tax rate from 34% to 21%. The Company remeasured its deferred taxes at 21% as of the enactment date and recorded additional tax expense of $8,448,000. Also, for tax years beginning after December 31, 2018, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2017 through 2021, the AMT credit carryforward can offset

Notes to Consolidated Financial Statements

regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. Accordingly, the full amount of the alternative minimum tax credit carryforward will be recovered in tax years beginning before 2022. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards.

The Company is in an Alternative Minimum Tax (“AMT”) credit position. As the AMT has been repealed and the existing credit is refundable, the AMT credit, totaling $5,664,000, has been reclassified to currently receivable. Of this amount, the Company expects to recover $4,069,000 with the filing of its 2019 federal tax return. The Company and its subsidiaries file a consolidated federal tax return. The Company is subject to federal and state examinations for tax years after December 31, 2015.

17.	Employee Benefits

The Company has a Qualified Defined Benefit Pension Plan (the “Plan”), which had been offered to all employees reaching minimum age and service requirements. In 2006, the Bank became a member of the Savings Bank Employees Retirement Association (“SBERA”) within which it then began maintaining the Qualified Defined Benefit Pension Plan. SBERA offers a common and collective trust as the underlying investment structure for its retirement plans. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 43% to 57% of total portfolio assets. The remainder of the portfolio is allocated to fixed income securities with target range of 15% to 25% and other investments including global asset allocation and hedge funds from 15% to 31%.

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

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2020 to 2024 are $1,798,000, $2,023,000, $2,157,000, $2,270,000, and $2,451,000, respectively. The aggregate benefits expected to be paid in the five years from 2025 to 2029 are $15,005,000.

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

Notes to Consolidated Financial Statements

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value. Classification within the fair value hierarchy table is based upon the lowest level of any input that is significant to the fair value measurement:

The fair value of plan assets and major categories as of December 31, 2019, is as follows:

Description	Percent	NAV	Level 1	Level 2	Level 3	Total
(dollars in thousands)
Collective Funds	8.3%	$—	$4,289	$—	$—	$4,289
Equity Securities	9.7%	—	5,016	—	—	5,016
Diversified Mutual Funds	31.1%	—	16,081	—	—	16,081

Total investments measured in the fair value hierarchy	49.1%	—	25,386	—	—	25,386
Investments measured at net asset value(1)	50.9%	26,274	—	—	—	26,274

	100.0%	$26,274	$25,386	$—	$—	$51,660

(1)	In accordance with Subtopic 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Notes to Consolidated Financial Statements

The fair value of plan assets and major categories as of December 31, 2018, is as follows:

Description	Percent	NAV	Level 1	Level 2	Level 3	Total
(dollars in thousands)
Collective Funds	5.6%	$—	$2,504	$—	$—	$2,504
Equity Securities	10.9%	—	4,863	—	—	4,863
Diversified Mutual Funds	30.7%	—	13,612	—	—	13,612
Short-term investments	0.1%	—	60	—	—	60

Total investments measured in the fair value hierarchy	47.3%	—	21,039	—	—	21,039
Investments measured at net asset value(1)	52.7%	23,398	—	—	—	23,398

	100.0%	$23,398	$21,039	$—	$—	$44,437

(1)	In accordance with Subtopic 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

INVESTMENTS MEASURED USING THE NET ASSET VALUE PER SHARE PRACTICAL EXPEDIENT

The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient. There are no participant redemption restrictions for these investments.

The investments measured using the net asset value per share practical expedient as of December 31, 2019, is as follows:

	Percent	Fair Value
(dollars in thousands)
Collective Funds by Category:
Equity	19.3%	$9,932
US debt securities	15.2%	7,874
International equities	10.1%	5,208
Limited Partnerships by Category:
Emerging markets	3.2%	1,635
Multi-strategy	1.2%	644
Hedge Funds by Category:
Global opportunities(2)	0.5%	259
Private investment entities and/or separately managed accounts(3)	1.4%	722

	50.9%	$26,274

Notes to Consolidated Financial Statements

The investments measured using the net asset value per share practical expedient as of December 31, 2018, is as follows:

	Percent	Fair Value
(dollars in thousands)
Collective Funds by Category:
Equity	20.8%	$9,204
Diversified	0.0%	—
US debt securities	12.1%	5,386
International equities	9.7%	4,311
Limited Partnerships by Category:
Emerging markets	2.9%	1,289
Multi-strategy	1.9%	826
Hedge Funds by Category:
Multi-strategy(1)	3.6%	1,593
Global opportunities(2)	0.3%	150
Private investment entities and/or separately managed accounts(3)	1.4%	639

	52.7%	$23,398

(1)

This category includes investments in hedge funds that pursue multiple strategies to diversify risks and reduce volatility. Fund objectives are to seek above-average rates of return and long-term capital growth through in-vestments, which are fund of funds with a diversified portfolio of private investment entities and/or separately managed accounts managed by investment managers or achieve superior risk-adjusted capital appreciation over the long-term, generally through an investment, which invests in private investment funds and discretional managed accounts, structured notes, swaps or other similar products. The fair values of the investments in this category have been determined using the net asset value per share of the fund(s).

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

Notes to Consolidated Financial Statements

Supplemental Plan, each participant will receive a retirement benefit based on compensation and length of service. Life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

The benefits expected to be paid in each year from 2020 to 2024 are $2,373,000, $2,318,000, $2,409,000, $2,692,000 and $3,138,000, respectively. The aggregate benefits expected to be paid in the five years from 2025 to 2029 are $18,017,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2019	2018	2019	2018
(dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$40,509	$47,065	$40,405	$42,579
Service cost	1,103	1,411	1,024	1,107
Interest cost	1,892	1,481	1,926	1,386
Actuarial (gain)/loss	7,099	(8,263)	7,537	(3,591)
Benefits paid	(1,169)	(1,185)	(916)	(1,076)

Projected benefit obligation at end of year	$49,434	$40,509	$49,976	$40,405

Change in plan assets
Fair value of plan assets at beginning of year	$44,437	$48,422
Actual return (loss) on plan assets	8,392	(2,800)
Employer contributions	—	—
Benefits paid	(1,169)	(1,185)

Fair value of plan assets at end of year	$51,660	$44,437

(Unfunded) Funded status	$2,226	$3,928	$(49,976)	$(40,405)

Accumulated benefit obligation	$49,434	$40,509	$45,238	$36,984

Weighted-average assumptions as of December 31
Discount rate—Liability	3.71%	4.76%	3.71%	4.79%
Discount rate—Expense	4.76%	3.49%	4.79%	3.42%
Expected return on plan assets	7.50%	8.00%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$1,103	$1,411	$1,024	$1,107
Interest cost	1,892	1,481	1,926	1,386
Expected return on plan assets	(3,275)	(3,813)	—	—
Recognized prior service cost	—	(100)	114	114
Recognized net losses	916	904	435	706

Net periodic cost (benefit)	$636	$(117)	$3,499	$3,313

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$—	$100	$(114)	$(114)
Net (gain) loss	1,066	(2,554)	7,101	(4,298)

Total recognized in other comprehensive income	1,066	(2,454)	6,987	(4,412)

Total recognized in net periodic benefit cost and other comprehensive income	$1,702	$(2,571)	$10,486	$(1,099)

Notes to Consolidated Financial Statements

	Plan	December 31, 2019 Supplemental Plan	Total	Plan	December 31, 2018 Supplemental Plan	Total
(dollars in thousands)
Prior service cost	$—	$(307)	$(307)	$—	$(421)	$(421)
Net actuarial loss	(12,920)	(17,971)	(30,891)	(11,854)	(10,870)	(22,724)

Total	$(12,920)	$(18,278)	$(31,198)	$(11,854)	$(11,291)	$(23,145)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2019, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2020	$—	$114
Amortization of loss to be recognized in 2020	1,041	$849

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

Prior to December 31, 2018, the Company utilized a full yield curve approach in the estimation of the service and interest components of the net periodic pensionable cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.

Beginning December 31, 2018, the discount rate was determined by preparing an analysis of the respective plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. Mortality assumptions are based on the RP 2015 Mortality Table projected with Scale MP 2016.

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

The financial impact of the enhanced estimate to the discount rate amounted to approximately $6,800,000 decrease in the projected benefit obligations for the combined plans at December 31, 2018.

The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $458,000 for 2019, $454,000 for 2018 and $445,000 for 2017. Administrative costs associated with the plan are absorbed by the Company.

The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their

Notes to Consolidated Financial Statements

performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $2,364,000, $2,355,000 and $1,859,000 in 2019, 2018, and 2017, respectively.

The Company does not offer any postretirement programs other than pensions.

18.	Commitments and Contingencies

A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2019. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Contract or Notional Amount

	2019	2018
(dollars in thousands)
Financial instruments whose contract amount represents credit risk
Commitments to originate 1–4 family mortgages	$13,806	$5,075
Standby and commercial letters of credit	5,779	4,258
Unused lines of credit	625,524	553,045
Unadvanced portions of construction loans	11,062	28,746
Unadvanced portions of other loans	15,801	20,305

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

Notes to Consolidated Financial Statements

20.	Other Operating Expenses

Year ended December 31,	2019	2018	2017
(dollars in thousands)
Marketing	$2,132	$2,346	$2,315
Software maintenance/amortization	2,409	2,002	1,859
Legal and audit	1,514	1,444	1,543
Contributions	813	1,077	993
Processing services	1,875	1,740	1,160
Consulting	1,552	1,464	1,199
Postage and delivery	1,002	1,021	966
Supplies	985	987	945
Telephone	956	946	1,020
Directors’ fees	414	438	440
Insurance	456	420	308
Pension	2,008	678	1,396
Other	1,786	1,725	1,845

Total	$17,902	$16,288	$15,989

21.	Fair Values of Financial Instruments

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

Notes to Consolidated Financial Statements

SUBORDINATED DEBENTURES

The fair value of subordinated debentures is based on the discounted value of contractual cash flows. The discount rate used is estimated based on the rates currently offered for other subordinated debentures of similar remaining maturities.

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
(dollars in thousands)
December 31, 2019
Financial assets:
Securities held-to-maturity	$2,351,120	$2,361,304	$—	$2,361,304	$—
Loans(1)	2,396,534	2,424,770	—	—	2,424,770
Financial liabilities:
Time deposits	555,447	560,746	—	560,746	—
Other borrowed funds	370,955	374,531	—	374,531	—
Subordinated debentures	36,083	36,083	—	36,083	—
December 31, 2018
Financial assets:
Securities held-to-maturity	$2,046,647	$1,991,421	$—	$1,991,421	$—
Loans(1)	2,257,035	2,279,712	—	—	2,279,712
Financial liabilities:
Time deposits	560,579	559,988	—	559,988	—
Other borrowed funds	202,378	203,122	—	203,122	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Notes to Consolidated Financial Statements

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

The Company applied Topic 606 using the cumulative effect method. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the years ended December 31, 2018, and 2017 as a result of adopting Topic 606.

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

1. Revenue earned at a point in time—Examples of revenue earned at a point in time are ATM transaction fees, wire transfer fees, NSF fees, credit and debit card interchange fees and foreign exchange transaction fees. Revenue is generally derived from transactional information accumulated by our systems and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is the principal in each of these contracts, with the exception of credit and debit card interchange fees, in which case we are acting as the agent and record revenue net of expenses paid to the principal.

2. Revenue earned over time—The Company earns revenue from contracts with customers in a variety of ways in which the revenue is earned over a period of

Notes to Consolidated Financial Statements

time—generally monthly or quarterly. Examples of this type of revenue are deposit account service fees, lockbox fees, investment management fees, merchant referral services, and safe de-posit box fees. Account service charges, management fees and referral fees are recognized on a monthly basis while any transaction based income is recorded as the activity occurs. Revenue is primarily based on the number and type of transactions or assets managed and is generally derived from transactional information accumulated by our systems. Revenue is recorded in the same period as the related transactions occur or services are rendered to the customer.

D. Disaggregation of Revenue

The following table presents total revenues as presented in the Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As illustrated here, the vast majority of our revenues are specifically excluded from the scope of Topic 606.

	Year ended December 31, 2019	Revenue from Contracts in Scope of Topic 606	Year ended December 31, 2018	Revenue from Contracts in Scope of Topic 606	Year ended December 31, 2017	Revenue from Contracts in Scope of Topic 606
(dollars in thousands)
Total net interest income	$95,789	$—	$92,576	$—	$85,616	$—
Noninterest income:
Service charges on deposit accounts	9,220	9,220	8,560	8,560	8,586	8,586
Lockbox fees	3,973	3,973	3,274	3,274	3,290	3,290
Brokerage commissions	277	—	348	—	353	—
Net gains on sales of securities	61	—	302	—	47	—
Gains on sales of mortgage loans	412	—	—	—	370	—
Other income	4,456	2,799	3,764	2,536	3,906	2,429

Total noninterest income	18,399	15,992	16,248	14,370	16,552	14,305

Total revenues	$114,188	$15,992	$108,824	$14,370	$102,168	$14,305

The following table provides information about receivables with customers.

December 31,	2019	2018	2017
(dollars in thousands)
Receivables, which are included in “Other assets”	$1,200	$1,205	$1,009

23.	Leases

The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 32 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2022 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $39,000 for the year ended December 31, 2019. Variable lease costs include costs that are not included in the lease liability.

The components of lease expense were as follows:

Year Ended December 31,	2019
(in thousands)
Operating lease cost	$2,216
Variable lease cost	528

Total lease cost	$2,744

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

Year Ended December 31,	2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,130

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,745

Supplemental balance sheet information related to leases was as follows:
Year Ended December 31,	2019
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$12,521
Operating lease liabilities	$12,690
Weighted Average Remaining Lease Term:
Operating Leases	11 Years
Weighted Average Discount Rate:
Operating Leases	3.5%

The Company is obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2028.

Total lease expense approximated $2,744,000, $2,601,000 and $2,608,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Included in lease expense are amounts paid to a company affiliated with Barry R. Sloane, Chairman, President and CEO, and Linda Sloane Kay, Vice Chair, amounting to $458,000, $444,000 and $439,000, respectively. Rental income approximated $419,000, $373,000 and $321,000 in 2019, 2018 and 2017, respectively.

A summary of future payments of lease liabilities were as follows:

Year Ending December 31,	2019	2018
(in thousands)
2019	$—	$2,490
2020	2,030	2,170
2021	1,754	1,694
2022	1,603	1,331
2023	1,545	1,104
2024	1,277	—
Thereafter	7,312	1,074

Total lease payments	$15,521	$9,863

Less imputed interest	(2,831)

Present value of lease liability	$12,690

Notes to Consolidated Financial Statements

24.	Quarterly Results of Operations (unaudited)

2019 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$40,518	$39,852	$39,692	$39,077
Interest expense	15,187	16,082	16,442	15,639

Net interest income	25,331	23,770	23,250	23,438
Provision for loan losses	550	75	250	375

Net interest income after provision for loan losses	24,781	23,695	23,000	23,063
Other operating income	4,689	4,286	4,997	4,427
Operating expenses	18,212	17,462	18,264	18,190

Income before income taxes	11,258	10,519	9,733	9,300
Provision for income taxes	526	435	267	(118)

Net income	$10,732	$10,084	$9,466	$9,418

Share data:
Average shares outstanding, basic
Class A	3,650,949	3,650,449	3,620,449	3,610,329
Class B	1,916,960	1,917,460	1,947,460	1,957,580
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,916,960	1,917,460	1,947,460	1,957,580
Earnings per share, basic
Class A	$2.33	$2.19	$2.06	$2.05
Class B	$1.16	$1.09	$1.03	$1.03
Earnings per share, diluted
Class A	$1.93	$1.81	$1.70	$1.69
Class B	$1.16	$1.09	$1.03	$1.03

Notes to Consolidated Financial Statements

2018 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$37,453	$34,765	$33,408	$31,430
Interest expense	13,748	11,561	10,209	8,962

Net interest income	23,705	23,204	23,199	22,468
Provision for loan losses	450	—	450	450

Net interest income after provision for loan losses	23,255	23,204	22,749	22,018
Other operating income	4,164	4,169	3,722	4,193
Operating expenses	17,185	17,348	17,159	18,001

Income before income taxes	10,234	10,025	9,312	8,210
Provision for income taxes	309	444	314	501

Net income	$9,925	$9,581	$8,998	$7,709

Share data:
Average shares outstanding, basic
Class A	3,608,329	3,608,329	3,608,029	3,608,029
Class B	1,959,580	1,959,580	1,959,880	1,959,880
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,959,580	1,959,580	1,959,880	1,959,880
Earnings per share, basic
Class A	$2.16	$2.09	$1.96	$1.68
Class B	$1.08	$1.04	$0.98	$0.84
Earnings per share, diluted
Class A	$1.78	$1.72	$1.62	$1.38
Class B	$1.08	$1.04	$0.98	$0.84

25.	Parent Company Financial Statements

The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2019 and 2018 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2019, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.

BALANCE SHEETS

December 31,	2019	2018
(dollars in thousands)
ASSETS:
Cash	$3,177	$1,263
Investment in subsidiary, at equity	353,489	322,775
Other assets	16,325	16,991

Total assets	$372,991	$341,029

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$4,327	$4,507
Subordinated debentures	36,083	36,083
Stockholders’ equity	332,581	300,439

Total liabilities and stockholders’ equity	$372,991	$341,029

Notes to Consolidated Financial Statements

STATEMENTS OF INCOME

Year Ended December 31,	2019	2018	2017
(dollars in thousands)
Income:
Dividends from subsidiary	$5,000	$4,750	$2,500
Interest income from deposits in bank	—	—	1
Other income	65	53	34

Total income	5,065	4,803	2,535
Interest expense	1,577	1,474	1,121
Operating expenses	215	225	209

Income before income taxes and equity in undistributed income of subsidiary	3,273	3,104	1,205
Benefit from income taxes	(363)	(347)	(440)

Income before equity in undistributed income of subsidiary	3,636	3,451	1,645
Equity in undistributed income of subsidiary	36,063	32,762	20,656

Net income	$39,699	$36,213	$22,301

STATEMENTS OF CASH FLOWS

December 31,	2019	2018	2017
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,699	$36,213	$22,301
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of subsidiary	(36,063)	(32,762)	(20,656)
Decrease (increase) in other assets	665	(158)	(6,498)
(Decrease) increase in liabilities	(180)	(1,808)	6,266

Net cash provided by (used in) operating activities	4,121	1,485	1,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,207)	(2,203)	(2,200)

Net cash used in financing activities	(2,207)	(2,203)	(2,200)

Net increase (decrease) in cash	1,914	(718)	(787)

Cash at beginning of year	1,263	1,981	2,768

Cash at end of year	$3,177	$1,263	$1,981

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Century Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes, collectively, the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 1982.

Boston, Massachusetts

March 13, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Century Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Century Bancorp, Inc. and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes, collectively, the consolidated financial statements, and our report dated March 13, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boston, Massachusetts

March 13, 2020

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 94.

Barry R. Sloane	William P. Hornby, CPA
Chairman, President & CEO	Chief Financial Officer & Treasurer

March 13, 2020

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	76	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Stephen R. Delinsky	75	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Louis J. Grossman	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Russell B. Higley, Esquire	80	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Jackie Jenkins-Scott	70	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Linda Sloane Kay	58	Vice Chair of the Board, Century Bancorp, Inc., and Century Bank and Trust Company

Fraser Lemley	79	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Joseph P. Mercurio	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Joseph J. Senna, Esquire	80	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Jo Ann Simons	66	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Barry R. Sloane	64	Chairman of the Board, President and Chief Executive Officer, Century Bancorp, Inc. and Century Bank and Trust Company

Marshall M. Sloane (Deceased 2019)	—	Chairman of the Board, Century Bancorp, Inc. and Century Bank and Trust Company

George F. Swansburg	77	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Jon Westling (Retired 2019)	77	Director, Century Bancorp, Inc., and Century Bank and Trust Company

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

Mr. Delinsky became a director of the Company and of Century Bank in 2013. He was an attorney with the law firm of Clark, Hunt, Ahearn & Embry until the end of June 2019. Prior to that, Mr. Delinsky was an attorney at the law firm of Eckert Seamans Cherin & Mellott, LLC. Currently, he’s an attorney in private practice. Mr. Delinsky’s experience as an attorney, and expertise in civil and criminal trial experience in state and federal courts, has qualified him to serve as director of the Company.

Mr. Grossman became a director of the Company and of Century Bank and Trust Company in January 2016. Mr. Grossman has been President and Treasurer of The Grossman Companies, Inc. since 1980, when he and his father, Morton, purchased the family real estate business. In January 2015 he became Chairman. Mr. Grossman’s experience and expertise in real estate, which is relevant to customer relationships of the Company, qualifies him to serve as director of the Company.

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

Ms. Sloane Kay became a director of the Company in 2005. Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President and currently serves as Vice Chair of the Board. Ms. Kay’s experience in business development, customer relationships and tenure at Century Bank and Trust Company has qualified her to serve as Vice Chair of the Board of the Company.

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

Mr. Mercurio became a director of the Company in 1990 and a director of Century Bank and Trust Company in 1995 and voluntarily resigned in 2004. He was then re-elected in 2010. In December 2010, Mr. Mercurio retired as Executive Vice President of Boston University having completed 38 years of service. He subsequently served as Senior Vice President for Administration and Finance and Senior Advisor to the President at Quincy College; and now serves as an independent consultant in the field of higher administration and education. Mr. Mercurio’s experience in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve.

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

Ms. Simons became a director of the Company and a director of Century Bank and Trust Company in January 2016. Ms. Simons is CEO of Northeast Arc and was President and CEO of Cardinal Cushing Centers, Inc. from 2008 through January 2016. These nonprofit organizations specialize in the support of individuals with disabilities. Ms. Simons’ experience and expertise with nonprofit organizations, which is relevant to customer relationships of the Company, qualifies her to serve as director of the Company.

Mr. Barry R. Sloane has been a director of the Company and Century Bank and Trust Company since 1997. Mr. Sloane is Chairman, President and CEO of Century Bancorp and Chairman, President and CEO of Century Bank and Trust Company. Mr. Sloane is also Treasurer and a trustee of the Savings Bank Employee Retirement System (SBERA). Mr. Sloane’s experience at the Company as well as his experience at other financial services companies and expertise in the financial services industry has qualified him to serve as Chairman of the Board.

Mr. Marshall M. Sloane was the founder of the Company. He founded Century Bank and Trust Company in 1969 and was the Chairman of the Board. Mr. Sloane passed away in April of 2019.

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

Mr. Westling became a director of the Company in 1996. He has been a director of Century Bank and Trust Company since 1995. Mr. Westling is President Emeritus and Professor of History and Humanities at Boston University. Mr. Westling’s experience as president of a University and expertise in the educational field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company qualified him to serve. Mr. Westling retired as director in May of 2019.

All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. A majority of the members of the Company’s Board of Directors have been determined by the Company’s Board of Directors to be independent within the meaning of current NASDAQ listing standards. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane is the son of the late Marshall M. Sloane and Linda Sloane Kay is the daughter of the late Marshall M. Sloane.

Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name and age of each executive officer of the Company and the principal positions and offices he/she holds with the Company.

Barry R. Sloane	Chairman, President and CEO; Chairman, President and CEO, Century Bank and Trust Company. Mr. Sloane is 64 years old.

Linda Sloane Kay	Vice Chair, Century Bank and Trust Company. Ms. Sloane Kay is 58 years old. She joined the Company in 1983.

William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 53 years old. He joined the Company in 2007.

Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 56 years old. He joined the Company in 1999.

Brian J. Feeney	Executive Vice President, Century Bank and Trust Company, Head of Institutional Services Group. Mr. Feeney is 59 years old. He joined the Company in 1989.

David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 64 years old. He joined the Company in 1999.

The Audit Committee

The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee was composed of four directors during 2019, Joseph J. Senna, Chair, Stephen R. Delinsky, Jo Ann Simons, and Joseph P. Mercurio, each of whom the Board of Directors has determined is independent under current NASDAQ listing standards. The Board of Directors has determined that Mr. Senna and Ms. Jo Ann Simons qualify as “audit committee financial experts”, as that term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and the Massachusetts Division of Banks in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2019.

Audit Committee Report

The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee reviews: the financial information provided to shareholders and others; the systems of internal controls regarding finance, accounting, legal/regulatory compliance, and ethics; and the audit and financial reporting processes. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter was last published in the Form 10-K for the period ending December 31, 2018.

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

The Audit Committee has reviewed and discussed the audited financial statements with management and the independent registered public accounting firm. The Audit Committee has also discussed with KPMG LLP, the independent registered public accounting firm for the Company, the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (PCAOB) and the SEC.

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

/s/ Joseph J. Senna, Chair

/s/ Stephen R. Delinsky

/s/ Jo Ann Simons

/s/ Joseph P. Mercurio

Nominating Committee

The Company’s Nominating Committee has three director members, Stephen R. Delinsky, Fraser Lemley and Louis J. Grossman, each of whom the Board of Directors has determined to be independent under the NASDAQ current listing standards. The Nominating Committee operates pursuant to a written policy. The nominating committee implements the process by identifying a potential candidate and evaluating whether the candidate is eligible and qualified for service. The Committee has developed criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NASDAQ listing standards, applicable federal and state laws and regulations, Board and Company needs and such other criteria as the Committee shall determine to be relevant. The committee’s effectiveness is assessed by reviewing existing Board of Directors attendance and performance; experience, skills and contributions that the existing Director brings to the Board; and independence, prior to nominating an existing director for reelection.

Board Leadership Structure

Marshall M. Sloane was Chairman of the Board before his passing in April of 2019. Barry R. Sloane is the Chairman of the Board, President and CEO. Linda Sloane Kay is Vice Chair of the Board.

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

Delinquent Section 16(a) Reports

Based solely on a review of the copies of Forms 3, 4 and 5 and amendments thereto, if any, filed with the SEC during the fiscal year ended December 31, 2019 and any written representations furnished to the Company, the Company believes that Barry R. Sloane filed 2 (two) late reports covering 4 (four) transactions that were not reported on a timely basis and Linda Sloane Kay filed 2 (two) late reports covering 3 (three) transactions that were not reported on a timely basis. These transactions relate to the appointment of Barry R. Sloane and Linda Sloane Kay, respectively, as trustees of various trusts in connection with the death of Marshall Sloane.

Based solely on a review of Forms 4 filed with the SEC during the fiscal year ended December 31, 2019, the Company believes a beneficial owner of more than 10% of the Company’s Class A Common Stock, James J. Filler filed 31 (thirty-one) late reports covering 85 (eighty-five) transactions that were not reported on a timely basis. Based solely on a review of Forms 5 filed with the SEC during such fiscal year, Mr. Filler did not file a Form 5 in such fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2019.

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

Composition and Responsibilities of the Compensation Committee

The Compensation Committee is a committee of the Board of Directors composed of Fraser Lemley as Chairman, Joseph Mercurio and Jo Ann Simons, each of whom the Board has determined is independent as defined by the FINRA current listing standards.

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

The Company’s Executive Compensation Conclusion

Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision and did not award stock incentive awards for fiscal year 2019. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.

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

The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries for fiscal 2019.

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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2019. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.

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

Option grants were not awarded in 2019.

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

Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2019 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 109 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 110.

401(k) Plan:

Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. The Chief Executive Officer and five of the Named Executive Officers participated in the 401(k) plan during fiscal 2019 and received matching contributions up to a maximum of $5,600. The plan is currently administered by SBERA and BPAS.

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

Benefits under the Supplemental Plan are based upon an employee’s years of service and average compensation over the highest thirty-six (36) consecutive months. The 2019 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page 111.

Previously, the Company has entered into an agreement with Mr. Marshall Sloane to freeze his Supplemental Executive/Insurance Retirement Income Plan benefit. In consideration of this frozen benefit, the Company has acquired life insurance policies providing a death benefit of $25,000,000 upon the death of the survivor of Mr. Sloane or Mrs. Sloane. Mr. Sloane elected 50% joint and survivor annuity. Under this plan he and his spouse received $327,274 in 2019.

Chief Executive Officer Compensation

The Company granted Chief Executive Officer, Barry R. Sloane, a 5% salary increase in 2019. In recognition of the Company’s solid financial performance in 2019, the Company also granted a $303,264 cash bonus payable to Mr. Barry R. Sloane.

The 2019 total compensation for the Chief Executive Officer was $2,718,816, as shown in the Summary Compensation Table. The 2019 estimated median compensation for the Company was $52,025. The CEO total compensation was approximately 52 times the total compensation of the median employee calculated in the same manner. In determining the median employee, a listing was prepared of all employees as of December 31, 2019. Compensation was annualized for those employees that were not employed for the full year of 2019.

Executive Officer Compensation

Consistent with the decisions regarding CEO base compensation, the Company determined that the base salary compensation for each of the following Named Executive Officers, Linda Sloane Kay, Paul Evangelista, David Woonton, William Hornby and Brian Feeney increased 5% in 2019. In light of the Company’s financial performance in 2019, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.

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

Consulting Services Agreement

The Company renewed its consulting agreement with Marshall M. Sloane to provide the Company advice on strategic planning and operational management, assist with business development efforts and clients, participate in public relations and community outreach efforts and provides other services as may be requested by the Board of Directors. The Company agreed to pay Mr. Sloane an annual contract fee of $446,955 per year during 2019 with provisions to reimburse Mr. Sloane for all related business expenses and the expense of obtaining health insurance comparable to that which the Company provided while he was Chief Executive Officer. The actual amount paid to Mr. Sloane and his estate was $394,188; this amount included a termination payment as a result of his death in April of 2019.

Employment Agreement

The Company has an employment agreement with Mr. David Woonton. The agreement grants two years of service payable upon a change of control of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.

/s/ Fraser Lemley, Chairman

/s/ Joseph Mercurio

/s/ Jo Ann Simons

Compensation Paid to Executive Officers

The following table sets forth information for the three year period ended December 31, 2019 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officers and our principal financial officer as well as our other four most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this 10-K statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($) (1)	Total ($)
Marshall M. Sloane (Deceased 2019) (2)	2019	—	—	—	—	—	161,691	161,691
Chairman of the Board,	2018	—	—	—	—	—	1,500,739	1,500,739
Century Bancorp, Inc. and Century Bank and Trust Company	2017	—	—	—	—	—	1,280,741	1,280,741

Barry R. Sloane	2019	719,086	303,264	—	—	1,646,224	50,242	2,718,816
Chairman, President and CEO,	2018	684,844	280,800	—	—	21,774	44,605	1,032,023
Century Bancorp, Inc. and Century Bank and Trust Company	2017	652,232	240,000	—	—	1,103,884	59,042	2,055,158

Linda Sloane Kay	2019	426,512	128,887	—	—	1,252,213	10,709	1,818,321
Vice Chair, Century Bancorp, Inc.	2018	406,202	119,340	—	—	105,491	28,961	659,994
and Century Bank and Trust Company	2017	386,859	102,000	—	—	661,850	22,835	1,173,544

David B. Woonton	2019	426,512	128,887	—	—	853,041	15,215	1,423,655
Executive Vice President,	2018	406,202	119,340	—	—	35,136	8,429	569,107
Century Bank and Trust Company	2017	386,859	79,936	—	—	137,891	7,541	612,227

Paul A. Evangelista	2019	426,512	128,887	—	—	1,338,790	17,397	1,911,586
Executive Vice President,	2018	406,202	119,340	—	—	3,581	12,317	541,440
Century Bank and Trust Company	2017	386,859	79,936	—	—	488,865	8,814	964,474

Brian J. Feeney	2019	387,819	108,000	—	—	1,156,834	22,229	1,674,882
Executive Vice President,	2018	369,351	100,000	—	—	55,544	22,959	547,854
Century Bank and Trust Company	2017	351,763	77,986	—	—	552,360	17,555	999,664

William P. Hornby	2019	387,804	108,000	—	—	965,412	20,500	1,481,716
Chief Financial Officer and	2018	369,338	100,000	—	—	—	20,583	489,921
Treasurer, Century Bancorp, Inc. and Century Bank and Trust Company	2017	351,750	78,000	—	—	439,310	14,914	883,974

(1)

The amount listed in all other compensation includes amounts attributable to term insurance premiums paid for the Supplemental Executive Insurance/Retirement Plan, matching contribution for the 401(k) plan, excess group life insurance premiums and long-term disability premiums and, as applicable, country club membership dues and taxable expense reimbursements.

(2)

The amount, for 2019 includes payments made to Marshall M. Sloane prior to his death. This includes $119,188 for consulting services, $14,200 for Director fees, and $28,303 for health insurance premiums and Medicare reimbursements.

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2019 ($)(1)	Payments During Last Fiscal Year 12/31/2019 ($)
Marshall M. Sloane (Deceased 2019)	Defined Benefit	33	—	23,565
Chairman of the Board	Pension Plan

Barry R. Sloane	Defined Benefit	16	449,790	—
Chairman, President and CEO	Pension Plan

Linda Sloane Kay	Defined Benefit	19	604,103	—
Vice Chair	Pension Plan

David B. Woonton	Defined Benefit	20	1,091,315	—
Executive Vice President, Century Bank and Trust Company	Pension Plan

Paul A. Evangelista	Defined Benefit	20	862,566	—
Executive Vice President, Century Bank and Trust Company	Pension Plan

Brian J. Feeney	Defined Benefit	30	931,599	—
Executive Vice President, Century Bank and Trust Company	Pension Plan

William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan

(1)

The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 2.99% and was based on Amount-Weighted Pri-2012 Mortality Tables with Scale MP-2019.

(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2019 ($)(1)	Payments During Last Fiscal Year- 12/31/2019 ($)
Marshall M. Sloane (Deceased 2019) (2)	Supplemental Executive	33	—	130,910
Chairman of the Board	Insurance/Retirement Plan

Barry R. Sloane(2)	Supplemental Executive	18	9,488,578	—
Chairman, President and CEO	Insurance/Retirement Plan

Linda Sloane Kay(2)	Supplemental Executive	11	3,224,477	—
Vice Chair	Insurance/Retirement Plan

David B. Woonton(2)	Supplemental Executive	20	3,960,374	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

Paul A. Evangelista(2)	Supplemental Executive	20	3,820,406	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

Brian J. Feeney(2)	Supplemental Executive	12	2,866,747	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

William P. Hornby(2)	Supplemental Executive	11	2,461,742	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan

(1)

The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 3.71% and the mortality table was revised from the MP-2018 White Collar Mortality Table to the Amount-Weighted Pri-2012 White Collar Mortality Table, adjusted for mortality improvements with the Scale MP-2019 mortality improvements scale on a generational basis.

(2)

As of January 1, 2018, Messrs. Marshall M. Sloane, Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Brian J. Feeney, Linda Sloane Kay and William P. Hornby were 100%, 100%, 100%, 100%, 77.5%, 70.0% and 70.0% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation

Directors not employed by the Company receive a $19,600 retainer per year, $350 per Company Board meeting attended, $900 per Bank Board meeting attended and $750 per committee meeting attended. Joseph Senna receives $2,400 per Audit Committee meeting as Chairman of the Audit Committee.

DIRECTOR COMPENSATION TABLE 2019

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

George R. Baldwin	43,800	—	43,800

Stephen R. Delinsky	39,300	—	39,300

Louis Grossman	43,800	—	43,800

Russell B. Higley	38,550	—	38,550

Jackie Jenkins-Scott	42,150	—	42,150

Linda Sloane Kay	—	—	—

Fraser Lemley	43,650	—	43,650

Joseph P. Mercurio	36,750	—	36,750

Joseph J. Senna	50,400	—	50,400

Jo Ann Simons	43,800	—	43,800

Barry R. Sloane	—	—	—

Marshall M. Sloane (Deceased 2019) (1)	—	—	—

George F. Swansburg (2)	47,550	14,500	62,050

Jon Westling (Retired 2019)	9,800	—	9,800

(1)	Amounts paid are listed in the Summary Compensation Table.
(2)	The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of December 31, 2019, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of December 31, 2019, there were 3,650,949 shares of Class A Common Stock and 1,916,960 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned	% B Owned
James J. Filler	735,332	(4)	20.14%
2964 Shook Hill Parkway, Birmingham, AL 35223
BlackRock, Inc.	210,916	(5)	5.78%
55 East 52nd Street, New York, NY 10055
Sloane Family Enterprises, Limited Partnership	8,146		0.22%	1,721,841	89.82%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
Stephen R. Delinsky(a)	3,003	(3)	0.08%
Paul A. Evangelista(b)	8,002		0.22%
Brian J. Feeney(b)	1,979		0.05%
Louis Grossman(a)	100		0.00%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	500		0.01%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	25,159	(1)	0.69%	60,000	3.13%
Fraser Lemley(a)	23,764		0.65%
Joseph P. Mercurio(a)	100		0.00%
Joseph J. Senna(a)	25,001		0.68%
Jo Ann Simons	300		0.01%
Barry R. Sloane(a)(b)	8,856	(2)	0.24%
George F. Swansburg(a)	32,251		0.88%
David B. Woonton(b)	800		0.02%
All directors and officers as a group (17 in number)	148,422		4.07%	1,781,841	92.95%

(a)	Denotes director of the Company.
(b)	Denotes officer of the Company or one of its subsidiaries.
(1)	Includes 10,254 shares owned by Ms. Kay’s spouse, 10,927 shares held in trust for Ms. Kay’s children and 3,105 shares owned by the Marshall M. and Barbara J. Sloane Private Foundation.
(2)

Includes 918 shares held in trust for Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Includes 3,111 shares pledged and 3,105 shares owned by the Marshall M. and Barbara J. Sloane Private Foundation.

(3)	Includes 261 shares owned by Mr. Delinsky’s children.
(4)	The Company has relied upon the information set forth in the Form 4 filed with the SEC by James J. Filler on January 6, 2020.
(5)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by BlackRock, Inc. on February 7, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

NASDAQ Stock Market (“NASDAQ”) rules, and our governance principles, require that at least a majority of our Board be composed of “independent” directors. All of our directors other than Barry R. Sloane, Linda Sloane Kay, and George F. Swansburg are “independent” within the meaning of both the NASDAQ rules and our own corporate governance principles. Nine of our fourteen directors, therefore, are currently “independent” directors.

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

Description of Fees	Fiscal 2019 Amount	Fiscal 2018 Amount
Audit fees(1)	$610,000	$500,000
Audit-related fees	—	—
Tax fees(2)	53,000	51,500
Other fees	—	—

	$663,000	$551,500

(1)	includes fees for annual audit, review of quarterly financial statements, and internal control attestations.
(2)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following financial statements of the company and its subsidiaries are presented in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2019 and 2018

Consolidated Statements of Income — Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity-Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows-Years Ended December 31, 2019, 2018, and 2017

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3) Exhibits

3.1	Certificate of Incorporation of Century Bancorp, Inc., incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).(p)

3.2	Bylaws of Century Bancorp, Inc., Amended October 9, 2007, incorporated by reference previously filed with the September 30, 2007 10-Q.

3.3	Articles of Amendment of Century Bancorp, Inc. Articles of Organization effective January 9, 2009, incorporated by reference previously filed with an 8-K filed on April 29, 2009.

4.1	Form of Common Stock Certificate of the Company, incorporated by reference previously filed with registrant’s initial registration statement on Form S-1 dated May 20, 1987 (Registration No. 33-13281).(p)

4.2	Century Bancorp, Inc. 401(K) Plan, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2019.

4.3	Registration Statement relating to the 8.30% Junior Subordinated Debentures issued by Century Bancorp Capital Trust, incorporated by reference previously filed with the registrant’s Form S-2 filed on April 23, 1998.

4.4	Description of Registrant’s Securities (filed herewith).

10.1	2000 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.

10.2	Supplemental Executive Retirement Benefit with Marshall M. Sloane, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 26, 2003.

10.3	The Century Bancorp, Inc. Supplemental Executive Retirement and Insurance Plan, as amended and restated effective as of December 31, 2016, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2018.

10.4	2004 Stock Option Plan, as amended on December 30, 2005, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 16, 2006.

10.5	Century Bancorp Capital Trust II Purchase Agreement dated November 30, 2004, between Century Bancorp Capital Trust II and the Company and Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.6	Century Bancorp Capital Trust II Indenture, dated December 2, 2004, between the Company and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.7	Century Bancorp Capital Trust II Amended and Restated Declaration of Trust, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, the Administrator, the Company and Sponsors, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.8	Century Bancorp, Inc. Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 15, 2005.

10.9	Consulting Services Agreement among Century Bancorp, Inc., Century Bank and Trust Company and Marshall M. Sloane dated as of April 14, 2006, incorporated by reference previously filed with an 8-K filed on April 17, 2006.

10.10	Purchase and Sale Agreement, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.

10.11	Commercial Lease, dated as of August 14, 2007, with C&S Capital Properties, LLC, incorporated by reference previously filed with an 8-K filed on August 17, 2007.

10.12	Severance agreement among Century Bancorp, Inc., Century Bank and Trust Company and Jonathan G. Sloane dated April 30, 2010 incorporated by reference previously filed with an 8-K on May 14, 2010.

14	Code of ethics, incorporated by reference previously filed with the registrant’s Annual Report on Form 10-K filed on March 9, 2016.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter, incorporated by reference previously filed with a 10-K filed on March 15, 2019.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

(P)	Paper filing

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2020.

Century Bancorp, Inc.

By:	/s/ Barry R. Sloane
Barry R. Sloane, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin	/s/ Joseph Senna
George R. Baldwin, Director	Joseph Senna, Director

/s/ Stephen R. Delinsky	/s/ Jo Ann Simons
Stephen R. Delinsky, Director	Jo Ann Simons, Director

/s/ Louis J. Grossman	/s/ Barry R. Sloane
Louis J. Grossman, Director	Barry R. Sloane, Director, Chairman, President and Chief Executive Officer

/s/ Russell B. Higley	/s/ George F. Swansburg
Russell B. Higley, Esquire, Director	George F. Swansburg, Director

/s/ Jackie Jenkins-Scott	/s/ William P. Hornby
Jackie Jenkins-Scott, Director	William P. Hornby, CPA, Chief Financial Officer and Treasurer

/s/ Linda Sloane Kay	/s/ Anthony C. LaRosa
Linda Sloane Kay, Director, Vice Chair	Anthony C. LaRosa, CPA, Senior Vice President, Century Bank and Trust Company, Principal Accounting Officer

/s/ Fraser Lemley
Fraser Lemley, Director

/s/ Joseph P. Mercurio
Joseph P. Mercurio, Director