Form 10-Q
period 2020-03-31
CENTURY BANCORP INC
filed 2020-05-08
CIK 812348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

As of April 30, 2020, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,652,349 Shares
Class B Common Stock, $1.00 par value	1,915,560 Shares

Century Bancorp, Inc.

Forward Looking Statements

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, and by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions, (v) the fact that the the Company’s business, financial condition and results of operation have been or may be negatively impacted by the extent and duration of the COVID-19 pandemic. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company’s judgment as of the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements.

PART I – Item 1

Century Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$64,523	$44,420
Federal funds sold and interest-bearing deposits in other banks	218,488	214,273

Total cash and cash equivalents	283,011	258,693
Securities available-for-sale, amortized cost $280,520 and $260,924, respectively	278,019	260,502
Securities held-to-maturity, fair value $2,365,027 and $2,361,304, respectively	2,304,074	2,351,120
Federal Home Loan Bank of Boston, stock at cost	17,241	19,471
Equity securities, amortized cost $1,635 and $1,635, respectively	1,609	1,688
Loans, net:
Construction and land development	6,493	8,992
Commercial and industrial	867,599	812,417
Municipal	141,588	120,455
Commercial real estate	761,464	786,102
Residential real estate	393,338	371,897
Consumer and overdrafts	21,039	21,893
Home equity	307,373	304,363

Total loans, net	2,498,894	2,426,119
Less: allowance for loan losses	30,804	29,585

Net loans	2,468,090	2,396,534
Bank premises and equipment	36,238	33,952
Accrued interest receivable	12,998	13,110
Goodwill	2,714	2,714
Other assets	158,292	154,640

Total assets	$5,562,286	$5,492,424

Liabilities
Deposits:
Demand deposits	$797,570	$712,842
Savings and NOW deposits	1,662,414	1,678,250
Money market accounts	1,489,679	1,453,572
Time deposits	612,849	555,447

Total deposits	4,562,512	4,400,111
Securities sold under agreements to repurchase	219,995	266,045
Other borrowed funds	312,120	370,955
Subordinated debentures	36,083	36,083
Due to broker	5,500	—
Other liabilities	85,389	86,649

Total liabilities	5,221,599	5,159,843
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,652,349 shares and 3,650,949 shares, respectively	3,652	3,651
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,915,560 shares and 1,916,960 shares respectively	1,916	1,917
Additional paid-in capital	12,292	12,292
Retained earnings	348,093	338,980

	365,953	356,840
Unrealized losses on securities available-for-sale, net of taxes	(1,839)	(308)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(1,648)	(1,812)
Pension liability, net of taxes	(21,779)	(22,139)

Total accumulated other comprehensive loss, net of taxes	(25,266)	(24,259)

Total stockholders’ equity	340,687	332,581

Total liabilities and stockholders’ equity	$5,562,286	$5,492,424

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except share data)

	Three months ended
	March 31,
	2020	2019
Interest income
Loans	$22,199	$21,309
Securities held-to-maturity	15,293	13,788
Securities available-for-sale	1,693	2,631
Federal funds sold and interest-bearing deposits in other banks	610	1,349

Total interest income	39,795	39,077

Interest expense
Savings and NOW deposits	3,725	5,466
Money market accounts	5,572	5,343
Time deposits	3,172	2,793
Securities sold under agreements to repurchase	626	385
Other borrowed funds and subordinated debentures	1,499	1,652

Total interest expense	14,594	15,639

Net interest income	25,201	23,438
Provision for loan losses	1,075	375

Net interest income after provision for loan losses	24,126	23,063
Other operating income
Service charges on deposit accounts	2,296	2,209
Lockbox fees	930	1,089
Gains on sales of mortgage loans	—	15
Other income	1,084	1,114

Total other operating income	4,310	4,427

Operating expenses
Salaries and employee benefits	11,371	11,035
Occupancy	1,515	1,701
Equipment	837	783
FDIC Assessments	—	373
Other	4,450	4,298

Total operating expenses	18,173	18,190

Income before income taxes	10,263	9,300
(Benefit) Provision for income taxes	597	(118)

Net income	$9,666	$9,418

Share data:
Weighted average number of shares outstanding, basic
Class A	3,652,349	3,610,329
Class B	1,915,560	1,957,580
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909
Class B	1,915,560	1,957,580
Basic earnings per share:
Class A	$2.10	$2.05
Class B	$1.05	$1.03
Diluted earnings per share
Class A	$1.74	$1.69
Class B	$1.05	$1.03

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three months ended March 31,
	2020	2019
Net income	$9,666	$9,418
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(1,531)	(462)
Less: reclassification adjustment for gains included in net income	—	—

Total unrealized (losses) gains on securities	(1,531)	(462)
Accretion of net unrealized losses transferred	164	216
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	360	263

Other comprehensive (loss) income	(1,007)	17

Comprehensive income	$8,659	$9,435

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2020 and 2019

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439
Net income	—	—	—	9,418	—	9,418
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $166 in taxes	—	—	—	—	(462)	(462)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $78 in taxes	—	—	—	—	216	216
Pension liability adjustment, net of $103 in taxes	—	—	—	—	263	263
Conversion of Class B Common Stock to Class A Common Stock, 2,300 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $0.12 per share	—	—	—	(433)	—	(433)
Cash dividends paid, Class B common stock, $0.06 per share	—	—	—	(117)	—	(117)

Balance at March 31, 2019	$3,610	$1,958	$12,292	$310,356	$(18,892)	$309,324

Balance at December 31, 2019	$3,651	$1,917	$12,292	$338,980	$(24,259)	$332,581
Net income	—	—	—	9,666	—	9,666
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $548 in taxes	—	—	—	—	(1,531)	(1,531)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $58 in taxes	—	—	—	—	164	164

Pension liability adjustment, net of $141 in taxes	—	—	—	—	360	360

Conversion of Class B Common Stock to Class A Common Stock, 1,400 shares	1	(1)	—	—	—	—
Cash dividends paid, Class A common stock, $0.12 per share	—	—	—	(438)	—	(438)
Cash dividends paid, Class B common stock, $0.06 per share	—	—	—	(115)	—	(115)

Balance at March 31, 2020	$3,652	$1,916	$12,292	$348,093	$(25,266)	$340,687

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31, 2020 and 2019

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,666	$9,418
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of mortgage loans	—	(15)
Net loss (gain) on equity securities	79	(53)
Provision for loan losses	1,075	375
Deferred income taxes	(114)	104
Net depreciation and amortization	(578)	(468)
Decrease (increase) in accrued interest receivable	112	(58)
(Increase) decrease in other assets	2,359	2,187
Increase in other liabilities	(336)	(458)

Net cash provided by operating activities	12,263	11,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	6,831	4,777
Purchase of Federal Home Loan Bank of Boston stock	(4,601)	(1,047)
Proceeds from calls/maturities of securities available-for-sale	20,734	34,927
Purchase of securities available-for-sale	(39,719)	(34,031)
Proceeds from calls/maturities of securities held-to-maturity	123,723	88,027
Purchase of securities held-to-maturity	(70,171)	(148,500)
Net increase in loans	(72,621)	(25,811)
Proceeds from sales of portfolio loans	—	685
Bank owned life insurance purchases	(6,000)	—
Capital expenditures	(3,084)	(1,344)

Net cash used in investing activities	(44,908)	(82,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	57,402	(18,500)
Net increase in demand, savings, money market and NOW deposits	104,999	61,163
Cash dividends	(553)	(550)
Net (decrease) increase in securities sold under agreements to repurchase	(46,050)	10,260
Net (decrease) increase in other borrowed funds	(58,835)	54,770

Net cash provided by financing activities	56,963	107,143

Net increase in cash and cash equivalents	24,318	35,858
Cash and cash equivalents at beginning of period	258,693	342,503

Cash and cash equivalents at end of period	$283,011	$378,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$14,711	$15,462
Income taxes	300	(1,265)
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(1,531)	(462)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	164	216
Pension liability adjustment, net of taxes	360	263
Change in due to (from) to broker	5,500	11,740

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

Three Months Ended March 31, 2020 and 2019

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The Company’s quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act allows certain companies to delay FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (CECL), including the current expected credit losses methodology for estimating allowances for credit losses. The Company has elected to delay FASB ASU 2016-13. This ASU will be delayed until the date on which the national emergency concerning the COVID–19 outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020.

Material estimates that are susceptible to change in the near term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on a review of factors, including historical charge-off rates with additional allocations based on qualitative risk factors for each category and general economic factors. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. Certain risks and uncertainties remain in the allowance for loan losses as a result of the COVID-19 pandemic that occurred during the first quarter of 2020. Future provision levels will be dependent upon the length of the economic disruption and the effectiveness of government programs to mitigate the economic impact. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Certain reclassifications are made to prior-year amounts whenever necessary to conform with the current-year presentation.

Note 2. Securities Available-for-Sale

	March 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
SBA Backed Securities	$50,722	$25	$132	$50,615	$54,331	$23	$143	$54,211
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	208,596	157	2,538	206,215	184,580	139	532	184,187
Privately Issued Residential Mortgage-Backed Securities	378	—	44	334	397	1	2	396
Obligations Issued by States and Political Subdivisions	17,224	—	—	17,224	18,016	60	—	18,076
Other Debt Securities	3,600	42	11	3,631	3,600	51	19	3,632

Total	$280,520	$224	$2,725	$278,019	$260,924	$274	$696	$260,502

Included in SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $185,943,000 and $186,245,000 at March 31, 2020 and December 31, 2019, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $30,619,000 and $32,297,000 at March 31, 2020 and December 31, 2019, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Reserve Bank discount window $9,706,000 and $0 at March 31, 2020 and December 31, 2019, respectively. There were no sales of available-for-sale securities for the three months ended March 31, 2020 and March 31, 2019, respectively.

Debt securities of U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities available-for-sale at March 31, 2020.

	Amortized	Fair
	Cost	Value
	(in thousands)
Within one year	$18,618	$18,568
After one but within five years	149,846	148,675
After five but within ten years	107,266	105,995
More than 10 years	4,790	4,781

Total	$280,520	$278,019

The weighted average remaining life of investment securities available-for-sale at March 31, 2020 was 5.0 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $260,560,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of March 31, 2020 and December 31, 2019, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020 or December 31, 2019.

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

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at March 31, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 56 and 25 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 124 holdings at March 31, 2020.

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Temporarily Impaired Investments	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
SBA Backed Securities	$12,806	$25	$20,687	$107	$33,493	$132
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	131,960	1,846	43,274	692	175,234	2,538
Privately Issued Residential Mortgage-Backed Securities	334	44	—	—	334	44
Obligations Issued by States and Political Subdivisions					—	—
Other Debt Securities	800	—	489	11	1,289	11

Total temporarily impaired securities	$145,900	$1,915	$64,450	$810	$210,350	$2,725

The following table shows the temporarily impaired securities of the Company’s available-for-sale portfolio at December 31, 2019. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 45 and 18 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 122 holdings at December 31, 2019.

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Temporarily Impaired Investments	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
SBA Backed Securities	$14,560	$30	$22,092	$113	$36,652	$143
U.S. Government Agency and Sponsored Enterprise Mortgage- Backed Securities	108,806	379	29,178	153	137,984	532
Privately Issued Residential Mortgage-Backed Securities	252	2	—	—	252	2
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	800	1	481	18	1,281	19

Total temporarily impaired securities	$124,418	$412	$51,751	$284	$176,169	$696

Note 3. Investment Securities Held-to-Maturity

	March 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$89,419	$1,113	$—	$90,532	$98,867	$527	$96	$99,298
SBA Backed Securities	42,856	492	69	43,279	44,379	182	303	44,258
U.S. Government Sponsored Enterprises Mortgage-Backed Securities	2,171,799	61,037	1,620	2,231,216	2,207,874	20,720	10,846	2,217,748

Total	$2,304,074	$62,642	$1,689	$2,365,027	$2,351,120	$21,429	$11,245	$2,361,304

Included in total investment securities held-to-maturity are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,916,047,000 and $1,776,399,000 at March 31, 2020 and December 31, 2019, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $383,904,000 and $399,646,000 at March 31, 2020 and December 31, 2019, respectively. Also included in securities available-for-sale are securities at fair value pledged for borrowing at the Federal Reserve Bank discount window $196,469,000 and $0 at March 31, 2020 and December 31, 2019, respectively. There were no sales of held-to-maturity securities for the three months ended March 31, 2020 and March 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.

The following table shows the maturity distribution of the Company’s securities held-to-maturity at March 31, 2020.

	Amortized	Fair
	Cost	Value
	(in thousands)
Within one year	$90,437	$91,896
After one but within five years	1,921,419	1,971,224
After five but within ten years	280,016	289,074
More than ten years	12,202	12,833

Total	$2,304,074	$2,365,027

The weighted average remaining life of investment securities held-to-maturity at March 31, 2020 was 3.4 years. Included in the weighted average remaining life calculation at March 31, 2020 were $19,000,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $102,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

As of March 31, 2020 and December 31, 2019, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020 or December 31, 2019.

In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity portfolio March 31, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 34 and 19 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 533 holdings at March 31, 2020.

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Temporarily Impaired Investments	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
SBA Backed Securities	$12,725	$69	$—	$—	$12,725	$69
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	197,134	911	53,703	709	250,837	1,620

Total temporarily impaired securities	$209,859	$980	$53,703	$709	$263,562	$1,689

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

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Temporarily Impaired Investments	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Enterprises	24,420	72	9,976	24	34,396	96
SBA Backed Securities	25,251	303	—	—	25,251	303
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	613,905	3,949	389,919	6,897	1,003,824	10,846

Total temporarily impaired securities	$663,576	$4,324	$399,895	$6,921	$1,063,471	$11,245

Note 4. Allowance for Loan Losses

The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors.

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Allowance for loan losses, beginning of period	$29,585	$28,543
Loans charged off	(62)	(142)
Recoveries on loans previously charged-off	206	72

Net recoveries (charge-offs)	144	(70)
Provision charged to expense	1,075	375

Allowance for loan losses, end of period	$30,804	$28,848

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2020 is as follows:

	Construction	Commercial
	and Land	and		Commercial	Residential		Home
	Development	Industrial	Municipal	Real Estate	Real Estate	Consumer	Equity	Unallocated	Total
				(in thousands)
Allowance for loan losses:
Balance at December 31, 2019	$331	$11,596	$2,566	$11,464	$2,194	$312	$1,065	$57	$29,585
Charge-offs	—	(5)	—	—	—	(57)	—	—	(62)
Recoveries	—	164	—	—	—	37	5	—	206
Provision	(85)	673	323	(343)	255	4	67	181	1,075

Ending balance at March 31, 2020	$246	$12,428	$2,889	$11,121	$2,449	$296	$1,137	$238	$30,804

Amount of allowance for loan losses for loans deemed to be impaired	$—	$—	$—	$85	$—	$—	$—	$—	$85

Amount of allowance for loan losses for loans not deemed to be impaired	$246	$12,428	$2,889	$11,036	$2,449	$296	$1,137	$238	$30,719

Loans:
Ending balance	$6,493	$867,599	$141,588	$761,464	$393,338	$21,039	$307,373	$—	$2,498,894

Loans deemed to be impaired	$—	$623	$—	$2,322	$—	$—	$—	$—	$2,945

Loans not deemed to be impaired	$6,493	$866,976	$141,588	$759,142	$393,338	$21,039	$307,373	$—	$2,495,949

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2019 is as follows:

	Construction	Commercial
	and Land	and		Commercial	Residential		Home
	Development	Industrial	Municipal	Real Estate	Real Estate	Consumer	Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2018	$1,092	$10,998	$1,838	$10,663	$2,190	$365	$1,111	$286	$28,543
Charge-offs	—	(43)	—	—	—	(99)	—	—	(142)
Recoveries	—	18	—	—	—	54	—	—	72
Provision	(81)	183	160	104	(55)	22	(10)	52	375

Ending balance at March 31, 2019	$1,011	$11,156	$1,998	$10,767	$2,135	$342	$1,101	$338	$28,848

Amount of allowance for loan losses for loans deemed to be impaired	$—	$6	$—	$94	$—	$—	$—	$—	$100

Amount of allowance for loan losses for loans not deemed to be impaired	$1,011	$11,150	$1,998	$10,673	$2,135	$342	$1,101	$338	$28,748

Loans:
Ending balance	$13,305	$767,436	$105,288	$746,703	$349,966	$22,123	$305,839	$—	$2,310,660

Loans deemed to be impaired	$—	$320	$—	$2,946	$—	$—	$—	$—	$3,266

Loans not deemed to be impaired	$13,305	$767,116	$105,288	$743,757	$349,966	$22,123	$305,839	$—	$2,307,394

The Company utilizes a six grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1-3 (Pass):

Loans in this category are considered “pass” rated loans with low to average risk.

Loans rated 4 (Monitor):

These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2020 and December 31, 2019.

Loans rated 5 (Substandard):

Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2020 and December 31, 2019.

Loans rated 6 (Doubtful):

Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2020 and December 31, 2019 and full collectability is doubtful.

Impaired:

Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2020.

	Construction	Commercial
	and Land	and		Commercial
	Development	Industrial	Municipal	Real Estate
		(in thousands)
Grade:
1-3 (Pass)	$6,493	$863,026	$141,588	$734,992
4 (Monitor)	—	3,950	—	24,150
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	623	—	2,322

Total	$6,493	$867,599	$141,588	$761,464

The following table presents the Company’s loans by risk rating at December 31, 2019.

	Construction	Commercial
	and Land	and		Commercial
	Development	Industrial	Municipal	Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$8,992	$807,486	$120,455	$759,402
4 (Monitor)	—	4,025	—	24,354
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	906	—	2,346

Total	$8,992	$812,417	$120,455	$786,102

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2020 and are included within the total loan portfolio.

	Commercial		Commercial
	and		Real
	Industrial	Municipal	Estate	Total
		(in thousands)
Credit Rating:
Aaa – Aa3	$568,173	$74,406	$38,955	$681,534
A1 – A3	185,819	7,354	147,953	341,126
Baa1 – Baa3	—	51,133	143,302	194,435
Ba2	—	5,895	—	5,895

Total	$753,992	$138,788	$330,210	$1,222,990

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2019.

	Commercial		Commercial
	and		Real
	Industrial	Municipal	Estate	Total
		(in thousands)
Credit Rating:
Aaa – Aa3	$523,644	$53,273	$40,437	$617,354
A1 – A3	186,044	7,354	148,346	341,744
Baa1 – Baa3	—	51,133	144,711	195,844
Ba2	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.

Further information pertaining to the allowance for loan losses at March 31, 2020 follows:

			Accruing
	Accruing		Greater	Total
	30-89 Days	Non	than	Past	Current
	Past Due	Accrual	90 Days	Due	Loans	Total
			(in thousands)
Construction and land development	$—	$—	$—	$—	$6,493	$6,493
Commercial and industrial	337	374	—	711	866,888	867,599
Municipal	—	—	—	—	141,588	141,588
Commercial real estate	2,322	238	—	2,560	758,904	761,464
Residential real estate	2,455	890	—	3,345	389,993	393,338
Consumer and overdrafts	17	6	—	23	21,016	21,039
Home equity	1,450	193	—	1,643	305,730	307,373

Total	$6,581	$1,701	$—	$8,282	$2,490,612	$2,498,894

Further information pertaining to the allowance for loan losses at December 31, 2019 follows:

			Accruing
	Accruing		Greater	Total
	30-89 Days	Non	than	Past	Current
	Past Due	Accrual	90 Days	Due	Loans	Total
			(in thousands)
Construction and land development	$—	$—	$—	$—	$8,992	$8,992
Commercial and industrial	227	400	—	627	811,790	812,417
Municipal	—	—	—	—	120,455	120,455
Commercial real estate	840	492	—	1,332	784,770	786,102
Residential real estate	1,563	683	—	2,246	369,651	371,897
Consumer and overdrafts	18	4	—	22	21,871	21,893
Home equity	603	435	—	1,038	303,325	304,363

Total	$3,251	$2,014	$—	$5,265	$2,420,854	$2,426,119

Impaired loans

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include: the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2019.

The following is information pertaining to impaired loans for March 31, 2020:

				Average	Interest
				Carrying	Income
				Value	Recognized
				for 3	for 3
		Unpaid		Months	Months
	Carrying	Principal	Required	Ending	Ending
	Value	Balance	Reserve	3/31/20	3/31/20
(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	623	641	—	582	1
Municipal	—	—	—	—	—
Commercial real estate	155	185	—	157	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$778	$826	$—	$739	$1

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	113	1
Municipal	—	—	—	—	—
Commercial real estate	2,167	2,290	85	2,176	22
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,167	$2,290	$85	$2,289	$23

Total:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	623	641	—	695	2
Municipal	—	—	—	—	—
Commercial real estate	2,322	2,475	85	2,333	22
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,945	$3,116	$85	$3,028	$24

The following is information pertaining to impaired loans for March 31, 2019:

				Average	Interest
				Carrying	Income
				Value	Recognized
		Unpaid		for 3 Months	for 3 Months
	Carrying	Principal	Required	Ending	Ending
	Value	Balance	Reserve	3/31/19	3/31/19
(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	93	306	—	87	2
Municipal	—	—	—	—	—
Commercial real estate	182	206	—	188	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$275	$512	$—	$275	$2

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	227	228	6	262	3
Municipal	—	—	—	—	—
Commercial real estate	2,764	2,881	94	2,694	24
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,991	$3,109	$100	$2,956	$27

Total:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	320	534	6	349	5
Municipal	—	—	—	—	—
Commercial real estate	2,946	3,087	94	2,882	24
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,266	$3,621	$100	$3,231	$29

Troubled debt restructurings (“TDR”) are identified as modifications in which a concession was granted to a customer who was having financial difficulties. This concession may be below market rate, longer amortization/term, or a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations.

There was no TDR that occurred during the three-month period ended March 31, 2020. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first three months of 2020.

Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. The Company can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes.

As of March 31, 2020, and as a result of COVID-19 loan modification, the Company had modified 58 loans aggregating $32,073,000, primarily consisting of the deferral of principal and/or the extension of the maturity date. Of these modifications, $32,073,000, or 100%, were performing in accordance with their modified terms.

There was no troubled debt restructuring that occurred during the three-month period ended March 31, 2019. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first three months of 2019.

Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)

Amount Reclassified from Accumulated Other Comprehensive Income

	Three		Three		Affected Line Item in the
Details about Accumulated Other	Months Ended		Months Ended		Statement where Net Income is
Comprehensive Income Components	March 31, 2020		March 31, 2019		Presented
(in thousands)
Accretion of unrealized losses transferred	$(222)		$(294)		Securities held-to-maturity
Tax (expense) or benefit	58		78		Provision for income taxes

Net of tax	$(164)		$(216)		Net income

Amortization of defined benefit pension items

Prior-service costs	$(29	)(b)	$(29	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(472	)(b)	(337	)(b)	Salaries and employee benefits

Total before tax	(501)		(366)		Income before taxes

Tax (expense) or benefit	141		103		Provision for income taxes

Net of tax	$(360)		$(263)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)

Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.

Diluted EPS includes the dilutive effect of common stock equivalents and assumes the conversion of all Class B common stock; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended March 31, 2020 and 2019.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended
	March 31,
(in thousands except share and per share data)	2020	2019
Basic EPS Computation:
Numerator:
Net income, Class A	$7,658	$7,409
Net income, Class B	2,008	2,009
Denominator:
Weighted average shares outstanding, Class A	3,652,349	3,610,329
Weighted average shares outstanding, Class B	1,915,560	1,957,580
Basic EPS, Class A	$2.10	$2.05
Basic EPS, Class B	1.05	1.03

Diluted EPS Computation:
Numerator:
Net income, Class A	$7,658	$7,409
Net income, Class B	2,008	2,009

Total net income, for diluted EPS, Class A computation	9,666	9,418
Denominator:
Weighted average shares outstanding, basic, Class A	3,652,349	3,610,329
Weighted average shares outstanding, Class B	1,915,560	1,957,580

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,915,560	1,957,580
Diluted EPS, Class A	$1.74	$1.69
Diluted EPS, Class B	1.05	1.03

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

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

			Supplemental Insurance/
	Pension Benefits		Retirement Plan
	2020	2019	2020	2019
		(in thousands)
Service cost	$344	$276	$353	$256
Interest	450	473	466	482
Expected return on plan assets	(952)	(819)	—	—
Recognized prior service cost (benefit)	—	—	29	28
Recognized net actuarial losses	261	229	211	109

Net periodic benefit (credit) cost	$103	$159	$1,059	$875

Approximately $465,000 and $502,000 of costs other than service costs, from the table above, are included in other expenses for the three months ended March 31, 2020 and 2019, respectively.

The Company does not intend to contribute to the Defined Benefit Pension Plan in 2020.

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

Level III – Instruments that have little to no pricing observability as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

The results of the fair value hierarchy as of March 31, 2020, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
SBA Backed Securities	$50,615	$—	$50,615	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	206,215	—	206,215	—
Privately Issued Residential Mortgage- Backed Securities	334	—	334	—
Obligations Issued by States and Political Subdivisions	17,224	—	—	17,224
Other Debt Securities	3,631	—	3,631	—

Total Debt Securities	$278,019	$—	$260,795	$17,224

Equity Securities	$1,609	$243	$1,366	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis

Impaired Loans	$608	$—	$—	$608

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

Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. All impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions related to impaired loans recognized for the three-month period ended March 31, 2020 amounted to ($9,000).

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

				Unobservable Input
Asset	Fair Value	Valuation Technique	Unobservable Input	Value or Range
Securities AFS	$17,224	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	$608	Appraisal of collateral (1)	Appraisal adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.

The changes in Level 3 securities for the three-month period ended March 31, 2020 are shown in the table below:

Obligations
Issued by States
& Political
Subdivisions
Balance at December 31, 2019	$13,301
Purchases	9,372
Maturities and calls	(5,449)
Amortization	—

Balance at March 31, 2020	$17,224

The amortized cost of Level 3 securities was $17,224,000 at March 31, 2020 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

The fair value of impaired loans decreased by $269,000, for the first three months of 2020, mainly attributable to one loan that was paid down. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three-month period ended March 31, 2020.

The changes in Level 3 securities for the three-month period ended March 31, 2019, are shown in the table below:

Obligations
Issued by States
& Political
Subdivisions
Balance at December 31, 2018	$88,728
Purchases	970
Maturities and calls	(26,352)
Amortization	(14)
Changes in fair value	—

Balance at March 31, 2019	$63,332

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

The results of the fair value hierarchy as of December 31, 2019, are as follows:

Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
		Quoted Prices
		In Active		Significant
		Markets for	Significant	Other
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
SBA Backed Securities	$54,211	$—	$54,211	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	184,187	—	184,187	—
Privately Issued Residential Mortgage-Backed Securities	396	—	396	—
Obligations Issued by States and Political Subdivisions	18,076	—	4,775	13,301
Other Debt Securities	3,632		3,632	—

Total	$260,502	$—	$247,201	$13,301

Financial Instruments Measured at Fair Value on a Recurring Basis Equity Securities	$1,688	$343	$1,345	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis Impaired Loans	$877	$—	$—	$877

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

				Unobservable Input
Asset	Fair Value	Valuation Technique	Unobservable Input	Value or Range
Securities AFS	$13,301	Discounted cash flow	Discount rate	1.5%-3.2% (3)
Impaired Loans	$877	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-30% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings and accrued interest payable.

			Fair Value
	Carrying	Estimated	Measurements	Level 2	Level 3
March 31, 2020	Amount	Fair Value	Level 1 Inputs	Inputs	Inputs
			(in thousands)
Financial assets:
Securities held-to-maturity	$2,304,074	$2,365,027	$—	$2,365,027	$—
Loans (1)	2,468,090	2,437,099	—	—	2,437,099
Financial liabilities:
Time deposits	612,849	621,553	—	621,553	—
Other borrowed funds	312,120	320,830	—	320,830	—
Subordinated debentures	36,083	36,083	—	36,083	—

December 31, 2019
Financial assets:
Securities held-to-maturity	$2,351,120	$2,361,304	$—	$2,361,304	$—
Loans (1)	2,396,534	2,424,770	—	—	2,424,770
Financial liabilities:
Time deposits	555,447	560,746	—	560,746	—
Other borrowed funds	370,955	374,531	—	374,531	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

B. Disaggregation of revenue

The following table presents total revenues as presented in the Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As illustrated here, the vast majority of our revenues are specifically excluded from the scope of Topic 606.

	Three	Revenue from	Three	Revenue from
	Months	Contracts in	Months	Contracts in
	Ended	Scope of	Ended	Scope of
	3/31/2020	Topic 606	3/31/2019	Topic 606
		(dollars in thousands)
Total interest income	$25,201	$—	$23,438	$—

Noninterest income:
Service charges on deposit accounts	2,296	2,296	2,209	2,209
Lockbox fees	930	930	1,089	1,089
Gains on sales of mortgage loans	—	—	15	—
Other income	1,084	599	1,114	800

Total noninterest income	4,310	3,825	4,427	4,098

Total revenues	$29,511	$3,825	$27,865	$4,098

The following table provides information about receivables with customers.

	March 31, 2020	December 31, 2019
(dollars in thousands)
Receivables, which are included in “Other assets”	$1,236	$1,200

Note 11. Leases

The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 32 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2022 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $9,900 for the three months ended March 31, 2020. Variable lease costs include costs that are not included in the lease liability.

The components of lease expense were as follows:

		Three
	Three Months	Months
	Ended	Ended
	3/31/2020	3/31/2019
(in thousands)
Operating lease cost	$546	$563
Variable lease cost	133	148

Total lease cost	$679	$711

Supplemental cash flow information related to leases was as follows:

		Three
	Three Months	Months
	Ended	Ended
	3/31/2020	3/31/2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$529	$538

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$421	$443

Supplemental balance sheet information related to leases was as follows:

	3/31/2020	12/31/2019
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$12,085	$12,521

Operating lease liabilities	$12,267	$12,690

Weighted Average Remaining Lease Term:
Operating Leases	11 years	11 years

Weighted Average Discount Rate:
Operating Leases	3.5%	3.5%

A summary of future minimum rental payments under such leases as the dates indicated follows:

	Minimum Rental Payments
	March 31, 2020	December 31, 2019
	(in thousands)
Year Ending December 31,
2020	$1,502	$2,030
2021	1,754	1,754
2022	1,603	1,603
2023	1,545	1,545
2024	1,277	1,277
Thereafter	7,311	7,312

Total lease payments	$14,992	$15,521

Less imputed interest	(2,725)	(2,831)

Present value of lease liability	$12,267	$12,690

March 31, 2020 minimum rental payments represent nine months of rental payments remaining in calendar year 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2020, the Company had total assets of $5.6 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.

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

During the first quarter of 2020, the COVID-19 pandemic caused economic turmoil for individuals and businesses throughout the country and, in particular, our market area. Many businesses were required to fully or partially shut down. Many businesses laid off and/or furloughed employees as a result. Unemployment is expected to increase significantly, and GDP is expected to decline significantly. This may cause loan defaults in the future as customers are unable to make their contractual loan payments. The Company has increased its provision for loan losses in response to this increased risk. Future provision levels will be dependent upon the length of the economic disruption and the effectiveness of government programs to mitigate the economic impact of the shutdowns. We also anticipate the Company’s revenue may be negatively impacted as transaction fees will decline due to decreased volume.

In response to the pandemic, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the Payroll Protection Program which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. The original amount allocated to the program was $349 billion, which was exhausted on April 16, 2020. On April 24, 2020, an additional allocation of $310 billion was signed into law. These loans are funded by participating banks and are 100% guaranteed by the SBA. If utilized primarily for payroll, subject to certain other conditions, the loans may be forgiven, in whole or in part, and repaid by the SBA. Subsequent to March 31, 2020, Century Bank received SBA approvals for 1,215 loans totaling approximately $232 million. The fees expected to be collected, from the SBA, should all of the loans close, amount to approximately $7.8 million. The fees will be amortized over the lives of the loans utilizing the level-yield method.

The Company is considered an essential business based on criteria set by the Governor of the Commonwealth of Massachusetts. However, the Company has been and may continue to be affected by a work stoppage, forced quarantine, or other interruption or the unavailability of key employees.

Net income for the three months ended March 31, 2020, was $9,666,000 or $1.74 per Class A share diluted, an increase of 2.6% compared to net income of $9,418,000, or $1.69 per Class A share diluted, for the same period a year ago.

Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended
	March 31,
	2020	2019
Basic EPS – Class A common	$2.10	$2.05
Basic EPS – Class B common	$1.05	$1.03
Diluted EPS – Class A common	$1.74	$1.69
Diluted EPS – Class B common	$1.05	$1.03

Net interest income totaled $25,201,000 for the quarter ended March 31, 2020 compared to $23,438,000 for the same period in 2019. The 7.5% increase in net interest income for the period is primarily due to an increase in average earning assets and prepayment penalties collected. Prepayment penalties collected amounted to approximately $874,000 for the first quarter of 2020 compared to $12,000 for the same period last year. The net interest margin remained stable at 2.11% on a fully taxable equivalent basis in 2019 and 2020.

The average balances of earning assets increased by $244,641,000 or 4.9%, combined with an average yield decrease of 0.14%, resulting in an increase in interest income of $718,000. The average balance of interest-bearing liabilities increased by $265,767,000 or 6.6%, combined with an average interest-bearing liabilities interest cost decrease of 0.21%, resulting in a decrease in interest expense of $1,045,000.

The trends in the net interest margin are illustrated in the graph below:

The margin remained relatively stable for the first three quarters of 2018. During the fourth quarter of 2018 and first and second quarters of 2019, the Company increased its average interest-bearing deposits and average earning assets. This increased net interest income but decreased the net interest margin. During the third quarter of 2019, the net interest margin increased mainly as a result of deposit rate decreases. These deposits increased net interest income and the net interest margin. During the fourth quarter of 2019, the net interest margin increased mainly as a result of prepayment penalties collected. Prepayment penalties collected amounted to $1.4 million and contributed approximately eleven basis points to the net interest margin for the fourth quarter of 2019. The net interest margin decreased during the first quarter of 2020, mainly as a result of decreases in rates on earning assets. This was partially offset by prepayment penalties collected of $874,000 and contributed approximately seven basis points to the net interest margin. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.

The provision for loan losses increased by $700,000 from $375,000 for the quarter ended March 31, 2019 to $1,075,000 for the same period in 2020, primarily due to the increase in economic factors as a result of of the economic impact of the novel coronavirus disease (COVID–19) pandemic. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Non-performing assets totaled $1,701,000 at March 31, 2020, compared to $2,014,000 at December 31, 2019.

The Company’s effective tax rate increased from (1.3%) for the quarter ended March 31, 2019 to 5.8% for the same period in 2020. This was primarily as a result of a reduction in tax accruals, during 2019, related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit will be refunded in 2020.

During the third quarter of 2019, the Company purchased the existing Brookline branch location that the Company was leasing. Also, during the third quarter of 2019, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the fourth quarter of 2020.

Recent Market Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “D-F Act”) became law. The D-F Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The D-F Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The D-F Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The D-F Act broadened the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000. The Act extended unlimited deposit insurance on non-interest-bearing transaction accounts through December 31, 2012.

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowered the Company’s federal tax rate from 34% to 21%. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit will be refunded in 2020. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards. Tax Act changes for individuals include lower tax rates, mortgage interest and state and local tax limitations as well as an increase in the standard deduction, among others.

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

Coronavirus Aid, Relief and Economic Security (CARES) Act

On March 18, 2020 the Families First Coronavirus Response Act (FFCRA) was signed into law and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The FFCRA and the CARES Act provide relief for families and businesses impacted by the coronavirus pandemic. The provisions in this legislation include, among other things, loan programs for businesses, expanded unemployment insurance benefits, stimulus payments to certain taxpayers, new provisions on sick leave and family leave, and funding for a variety of health-related efforts and government programs. The CARES Act also allowed a temporary deferral of FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The Company has elected to defer FASB ASU 2016-13. Also as a result of the CARES Act, the full balance of the AMT credit will be refunded in 2020.

Recent Accounting Developments

Recently Adopted Accounting Standards Updates

In August 2018, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This ASU is effective for annual reporting periods beginning after December 15, 2019. The effect of this ASU did not have a material impact on the Company’s consolidated financial position.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. This ASU is effective for annual reporting periods beginning after December 15, 2019. The effect of this update did not have a material impact on the Company’s disclosures.

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

To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. See discussion below of the deferral of the amendments in this ASU.

To implement the new standard the Company has purchased a software solution and has captured the information needed to implement this ASU. As part of the FASB ASC 326 implementation process, the company is using two models: a rating migration model and a probability of default model. The ratings migration model, which will be used for our larger loans made to institutions with available credit ratings, is designed to estimate loss reserves according to the CECL standard for rated loans or similar instruments. The model structure follows a grade migration approach, where the default rate is based on the probability of each grade transition which is modelled using historical data. The probability of default model, which will be used for our remaining commercial loans and our consumer loans, is based primarily on four components: loss history, product lifecycle, behavioral attributes and the economic environment. During the fourth quarter of 2019, the Company tested the two CECL credit models in parallel with the existing incurred loss models. The securities held-to-maturity include U.S. Treasury, U.S. Government Sponsored Enterprises, BSA Backed Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities. The Company expects no impact from ASU 2016-13 to arise from this portfolio.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act allows certain companies to delay FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (CECL), including the current expected credit losses methodology for estimating allowances for credit losses. The Company has elected to delay FASB ASU 2016-13. This ASU will be delayed until the date on which the national emergency concerning the COVID–19 outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. The effects of these ASUs will not have a material impact on the Company’s consolidated financial position at January 1, 2020 upon retroactive adoption. The Company does not believe the impact of adoption would have been material to the Company’s consolidated financial position as of March 31, 2020.

In August 2018, FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. This ASU is effective for annual reporting periods beginning after December 15, 2020. The effect of this update will not have a material impact on the Company’s consolidated financial position.

Financial Condition

Loans

On March 31, 2020, total loans outstanding were $2,498,894, up by $72,775,000 from the total on December 31, 2019. At March 31, 2020, commercial real estate loans accounted for 30.5%, commercial and industrial accounted for 34.7%, and residential real estate loans, including home equity loans, accounted for 28.0% of total loans.

Commercial and industrial loans increased to $867,599,000 at March 31, 2020 from $812,417,000 at December 31, 2019, primarily as a result of loan originations. Commercial real estate loans decreased to $761,464,000 from $786,102,000 on December 31, 2019 primarily as a result of loan payoffs. Construction loans decreased to $6,493,000 at March 31, 2020 from $8,992,000 on December 31, 2019, primarily as a result of loan payoffs. Residential real estate loans increased to $393,338,000 on March 31, 2020 from $371,897,000 on December 31, 2019, primarily as a result of loan originations. Home equity loans increased to $307,373,000 on March 31, 2020 from $304,363,000 at December 31, 2019, primarily as a result of a home equity loan promotion. Municipal loans increased to $141,588,000 from $120,455,000, primarily as a result of loan originations.

In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is discussed in the allowance for loan loss section of the management discussion and analysis. We will closely monitor the concentrations to determine the impact of COVID-19 upon their short-term and long-term operations.

Allowance for Loan Losses

The allowance for loan loss at March 31, 2020 was $30,804,000 as compared to $29,585,000 at December 31, 2019. The level of the allowance for loan losses to total loans was 1.23% at March 31, 2020 and 1.22% at December 31, 2019. The coverage ratio has increased primarily as a result of increased allocations for economic factors associated with the COVID-19 pandemic. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data.

By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publicly available credit ratings, the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2020.

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2020 and are included within the total loan portfolio.

	Commercial		Commercial
	and		Real
	Industrial	Municipal	Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$568,173	$74,406	$38,955	$681,534
A1 – A3	185,819	7,354	147,953	341,126
Baa1 – Baa3	—	51,133	143,302	194,435
Ba2	—	5,895	—	5,895

Total	$753,992	$138,788	$330,210	$1,222,990

Credit ratings issued by national organizations are presented in the following table at December 31, 2019.

	Commercial		Commercial
	and		Real
	Industrial	Municipal	Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$523,644	$53,273	$40,437	$617,354
A1 – A3	186,044	7,354	148,346	341,744
Baa1 – Baa3	—	51,133	144,711	195,844
Ba2	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended
	March 31,
	2020	2019
	(in thousands)
Allowance for loan losses, beginning of period	$29,585	$28,543
Loans charged off	(62)	(142)
Recoveries on loans previously charged-off	206	72

Net recoveries (charge-offs)	144	(70)
Provision charged to expense	1,075	375

Allowance for loan losses, end of period	$30,804	$28,848

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.

Nonperforming Assets

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Nonaccruing loans	$1,701	$2,014
Total nonperforming assets	$1,701	$2,014
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.07%	0.08%
Nonperforming assets as a percentage of total assets	0.03%	0.04%
Accruing troubled debt restructures	$2,337	$2,361

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

Securities Available-for-Sale (at Fair Value)

The securities available-for-sale portfolio totaled $278,019,000 at March 31, 2020, an increase of 6.7% from December 31, 2019. The portfolio increased mainly as a result of purchases of securities available-for-sale totaling $39,719,000. The purchases include $9,372,000 of securities that are obligations issued by States and Political Subdivisions. This was offset, somewhat by calls/maturities and scheduled principal payments of $20,734,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.0 years.

At March 31, 2020, 93.8% of the Company’s securities available-for-sale are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.

Securities available-for-sale totaling $17,224,000 or 6.2% of securities available-for-sale are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first three months of 2020, net unrealized loss on the securities available-for-sale increased to $2,501,000 from a net unrealized loss of $422,000 at December 31, 2019. This was primarily the result of a decrease in the value of floating rate securities.

The following table sets forth the fair value of securities available-for-sale at the dates indicated.

	March 31,	December 31,
	2020	2019
	(in thousands)
Small Business Administration	$50,615	$54,211
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	206,215	184,187
Privately Issued Residential Mortgage-backed Securities	334	396
Obligations issued by States and Political Subdivisions	17,224	18,076
Other Debt Securities	3,631	3,632

Total Securities Available–for-Sale	$278,019	$260,502

There were no sales of available-for-sales securities for the three months ended March 31, 2020.

Securities Held-to-Maturity (at Amortized Cost)

The securities held-to-maturity portfolio totaled $2,304,074,000 on March 31, 2020, a decrease of 2.0% from December 31, 2019. Maturities and scheduled principal payments totaled $123,723,000 for the three months ended March 31, 2020. The maturities and scheduled principal payments were offset somewhat, by purchases of held-to-maturity securities of $70,171,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.4 years.

The following table sets forth the amortized cost of securities held-to-maturity at the dates indicated.

	March 31,	December 31,
	2020	2019
	(in thousands)
U.S. Government Sponsored Enterprises	$89,419	$98,867
SBA Backed Securities	42,856	44,379
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	2,171,799	2,207,874

Total Securities Held-to-Maturity	$2,304,074	$2,351,120

There were no sales of held-to-maturity securities for the three months ended March 31, 2020.

The net unrealized gains on investment securities held-to-maturity was $60,953,000 or 2.7% of the total at March 31, 2020 and the net unrealized gains of $10,184,000 or 0.4% of the total at December 31, 2019. The increase in the net unrealized gains on securities held-to-maturity related primarily to a decrease in interest rates. The gross unrealized losses relate primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2020 and December 31, 2019.

At March 31, 2020 and December 31, 2019, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.

Federal Home Loan Bank of Boston Stock

The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis in the stock. During the first three months of 2020, the FHLBB redeemed $6,831,000 of FHLBB stock and the Company purchased $4,601,000 of FHLBB stock. As of March 31, 2020, no impairment has been recognized.

Equity Securities

At March 31, 2020 equity securities totaled $1,609,000 compared to $1,688,000 at December 31, 2019.

Deposits and Borrowed Funds

On March 31, 2020, deposits totaled $4,562,512,000 representing a 3.7% increase from December 31, 2019. Total deposits increased primarily as a result of an increase in demand deposits, money market accounts, and time deposits. These types of deposits increased primarily from an increased customer base. Demand deposits increased mainly as a result of increased corporate checking balances. Savings and NOW deposits decreased mainly as a result of a decrease in corporate and personal savings, offset somewhat, by increases in municipal NOW accounts. Money market accounts increased mainly as a result of an increase in corporate money market accounts as well as increases in deposit gathering services accounts. Time deposits increased primarily as a result of increased personal, corporate and municipal time deposits.

Borrowed funds totaled $532,115,000 at March 31, 2020 compared to $637,000,000 at December 31, 2019. Borrowed funds decreased mainly as a result of a decrease in borrowings from the FHLBB and a decrease in repurchase agreements. This was offset, somewhat, by an increase of $9,400,000 in borrowings from the FRB discount window. FHLBB borrowings decreased mainly as a result of an increase in deposits. Repurchase agreements decreased primarily as a result of short-term customer activity.

Stockholders’ Equity

At March 31, 2020, total equity was $340,687,000 compared to $332,581,000 on December 31, 2019. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by dividends paid. The Company’s leverage ratio stood at 7.26% on March 31, 2020, compared to 7.25% at December 31, 2019. The increase in the leverage ratio was due to an increase in stockholders’ equity, offset somewhat by an increase in quarterly average assets. Book value as of March 31, 2020, was $61.19 as compared to $59.73 on December 31, 2019.

Results of Operations

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2020			March 31, 2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expenses (1)	Paid (1)	Balance	Expenses (1)	Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,275,999	$13,481	4.25%	$1,182,782	$13,096	4.49%
Loans tax-exempt	1,171,963	10,789	3.70%	1,109,824	10,411	3.80%
Securities available-for-sale (5):
Taxable	262,332	1,582	2.41%	273,309	2,182	3.19%
Tax-exempt	9,640	137	5.68%	78,560	545	2.77%
Securities held-to-maturity:
Taxable	2,299,750	15,293	2.66%	2,078,626	13,788	2.65%
Interest-bearing deposits in other banks	173,928	610	1.40%	225,870	1,349	2.39%

Total interest-earning assets	5,193,612	41,892	3.23%	4,948,971	41,371	3.37%
Non interest-earning assets	285,422			247,261
Allowance for loan losses	(29,765)			(28,708)

Total assets	$5,449,269			$5,167,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,016,266	$2,252	0.89%	$902,321	$2,156	0.97%
Savings accounts	716,569	1,473	0.83%	909,798	3,310	1.48%
Money market accounts	1,480,399	5,572	1.51%	1,271,707	5,343	1.70%
Time deposits	589,396	3,172	2.16%	516,781	2,793	2.19%

Total interest-bearing deposits	3,802,630	12,469	1.32%	3,600,607	13,602	1.53%
Securities sold under agreements to repurchase	246,272	626	1.02%	168,447	385	0.93%
Other borrowed funds and subordinated debentures	217,839	1,499	2.77%	231,920	1,652	2.89%

Total interest-bearing liabilities	4,266,741	14,594	1.38%	4,000,974	15,639	1.59%

Non-interest-bearing liabilities
Demand deposits	758,173			782,794
Other liabilities	87,423			79,156

Total liabilities	5,112,337			4,862,924

Stockholders’ equity	336,932			304,600
Total liabilities & stockholders’ equity	$5,449,269			$5,167,524

Net interest income on a fully taxable equivalent basis		27,298			25,732
Less taxable equivalent adjustment		(2,097)			(2,294)

Net interest income		$25,201			$23,438

Net interest spread (3)			1.85%			1.79%

Net interest margin (4)			2.11%			2.11%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2020
	Compared with
	Three Months Ended March 31, 2019
		Increase/(Decrease)
		Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$1,055	$(670)	$385
Tax-exempt	617	(238)	379
Securities available-for-sale
Taxable	(85)	(515)	(600)
Tax-exempt	(707)	298	(409)
Securities held-to-maturity
Taxable	1,470	35	1,505
Interest-bearing deposits in other banks	(264)	(475)	(739)

Total interest income	2,086	(1,565)	521

Interest expense:
Deposits
NOW accounts	269	(173)	96
Savings accounts	(596)	(1,241)	(1,837)
Money market accounts	842	(613)	229
Time deposits	401	(22)	379

Total interest-bearing deposits	916	(2,049)	(1,133)
Securities sold under agreements to repurchase	196	45	241
Other borrowed funds and subordinated debentures	(92)	(61)	(153)

Total interest expense	1,020	(2,065)	(1,045)

Change in net interest income	$1,066	$500	$1,566

Net Interest Income

For the three months ended March 31, 2020, net interest income on a fully taxable equivalent basis totaled $27,298,000 compared to $25,732,000 for the same period in 2019, an increase of $1,566,000 or 6.1%. The increase in net interest income for the period is primarily due to an increase in average earning assets and prepayment penalties collected. Prepayment penalties collected amounted to approximately $874,000 for the first quarter of 2020 compared to $12,000 for the same period last year. The net interest margin remained stable at 2.11% on a fully taxable equivalent basis in 2019 and 2020. The average balances of earning assets increased by $244,641,000 or 4.9%, combined with an average yield decrease of 0.14%, resulting in an increase in interest income of $521,000 on a fully tax-eqivalent basis. The average balance of interest-bearing liabilities increased by $265,767,000 or 6.6%, combined with an average interest-bearing liabilities interest cost decrease of 0.21%, resulting in a decrease in interest expense of $1,045,000.

As illustrated in the table above, the main contributors to the increase in net interest income were from securities held-to-maturity and loans. Securities available-for-sale and interest-bearing deposits in other banks decreased during the first three months of 2020 compared to the same period last year. Securities held-to-maturity income increased primarily as a result of an increase in volume. Loan income increased primarily from an increase in volume and prepayment penalties collected. Securities available-for-sale and interest-bearing deposits in other banks income decreased primarily from a decrease in rates paid on the portfolios. The Company has a sizable floating rate available-for-sale portfolio. These securities reprice as interest rates rise or fall. Interest-bearing deposits expense decreased primarily from a decrease in rates. This was mainly the result of decreased rates paid on interest-bearing liabilities. The Company has modestly decreased interest rates on these products as market rates have decreased.

Provision for Loan Losses

For the three months ended March 31, 2020, the loan loss provision was $1,075,000 compared to a provision of $375,000 for the same period last year. The increase in the provision for the first quarter of 2020 compared to the same period last year was primarily due to the increase in economic factors as a result of the economic impact of the novel coronavirus disease (COVID–19) pandemic. Further discussion relating to changes in portfolio composition is discussed in Note 4.

Non-Interest Income and Expense

Other operating income for the quarter ended March 31, 2020 decreased by $117,000 from the same period last year to $4,310,000. This was mainly attributable to a decrease in lockbox fees of $159,000 and a decrease in other income of $30,000. This was offset, somewhat, by an increase in service charges on deposit accounts of $87,000. Lockbox income decreased as a result of a decrease in customer activity due in large part to the COVID-19 pandemic. We anticipate that lockbox income and transaction fees will continue to decline until non-essential businesses are reopened, which have been closed per order of the Governor of the Commonwealth of Massachusetts since March 24, 2020. Service charges on deposit accounts increased primarily as a result of an increase in customer activity prior to March 24, 2020. Other income decreased mainly as a result of decreases in gains on insurance policies.

For the quarter ended March 31, 2020, operating expenses decreased by $17,000 or 0.09% to $18,173,000, from the same period last year. This was primarily attributable to decreases in occupancy costs and other expenses. This was offset, somewhat, by increases in salaries and employee benefits of $336,000 and an increase equipment expenses of $54,000. The increase in salaries and employee benefits was mainly attributable to merit increases and an increase in pension costs. Equipment expense increased mainly from an increase in depreciation expense. Occupancy costs decreased primarily as a result of decreases in rent expense and a decrease in building maintenance. Other expenses decreased mainly as a result of FDIC assessment credits recognized during the quarter.

Income Taxes

For the first quarter of 2020, the Company’s income tax expense totaled $597,000 on pretax income of $10,263,000 resulting in an effective tax rate of 5.8%. For last year’s corresponding quarter, the Company’s income tax expense totaled ($118,000) on pretax income of $9,300,000 resulting in an effective tax rate of (1.3%). This increase was primarily the result of a reduction in tax accruals, during 2019, related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit will be refunded in 2020.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission. The information is contained in the Form 10-K within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4.	Controls and Procedures

The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first three months of 2020 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1

A number of legal claims against the Company arising in the normal course of business were outstanding at March 31, 2020. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A

Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Except as noted below, there have been no material changes since this 10-K was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

As a result of the COVID-19 pandemic, the Company’s business, financial condition and results of operation have been or may be, negatively impacted by the following:

•	a decline in the demand for products and services;

•	an increase in loan delinquencies, problem assets and foreclosures;

•	a decline in collateral value;

•	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees has occurred in various areas of the Company and may continue to occur;

•	an increase in the allowance for loan losses has occurred and may continue to occur.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –

    (a) – (b) Not applicable.

    (c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of Chairman, President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++101.	INS XBRL Instance Document

++101.	SCH XBRL Taxonomy Extension Schema

++101.	CAL XBRL Taxonomy Extension Calculation Linkbase

++101.	LAB XBRL Taxonomy Extension Label Linkbase

++101.	PRE XBRL Taxonomy Extension Presentation Linkbase

++101.	DEF XBRL Taxonomy Definition Linkbase

+

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++

As provided in Rule 406T of regulation S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2020	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Chairman, President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)