Form 10-Q
period 2020-06-30
CENTURY BANCORP INC
filed 2020-08-07
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020.
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
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
As of July 31, 2020, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,655,469 Shares
Class B Common Stock, $1.00 par value	1,912,440 Shares

Century Bancorp, Inc.
Index

		Page Number
Part I	Financial Information Forward Looking Statements	3

Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets: June 30, 2020 and December 31, 2019	4

	Consolidated Statements of Income: Three Months and Six Months Ended June 30, 2020 and 2019	5

	Consolidated Statements of Comprehensive Income: Three Months and Six Months Ended June 30, 2020 and 2019	6

	Consolidated Statements of Changes in Stockholders’ Equity: Three Months Ended June 30, 2020 and 2019	7

	Consolidated Statements of Changes in Stockholders’ Equity: Six Months Ended June 30, 2020 and 2019	8

	Consolidated Statements of Cash Flows: Six Months Ended June 30, 2020 and 2019	9

	Notes to Consolidated Financial Statements	10 - 32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32 - 45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

Part II.	Other Information
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

Signatures		48

Exhibits	Ex-31.1
	Ex-31.2
	Ex-32.1
	Ex-32.2
	Ex-101 Instance Document
	Ex-101 Schema Document
	Ex-101 Calculation Linkbase Document
	Ex-101 Labels Linkbase Document
	Ex-101 Presentation Linkbase Document
	Ex-101 Definition Linkbase Document

Forward Looking Statements
Except for the historical information contained herein, this Quarterly Report on
Form 10-Q
may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (ii) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (iii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, and (iv) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, and by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions, (v) the fact that the Company’s business, financial condition and results of operation have been or may be negatively impacted by the extent and duration of the
COVID-19
pandemic. These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. The forward-looking statements contained herein represent the Company’s judgment as of the date of this
Form 10-Q,
and the Company cautions readers not to place undue reliance on such statements.

PART I – Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

Assets	June 30, 2020	December 31, 2019

Cash and due from banks	$78,159	$44,420
Federal funds sold and interest-bearing deposits in other banks	150,139	214,273

Total cash and cash equivalents	228,298	258,693

Securities available-for-sale, amortized cost $301,686 and $260,924, respectively	301,213	260,502

Securities held-to-maturity, fair value $2,511,229 and $2,361,304, respectively	2,427,422	2,351,120
Federal Home Loan Bank of Boston, stock at cost	13,371	19,471
Equity securities, amortized cost $1,635 and $1,635, respectively	1,669	1,688
Loans, net:
Construction and land development	6,513	8,992
Commercial and industrial	1,155,592	812,417
Municipal	153,017	120,455
Commercial real estate	764,886	786,102
Residential real estate	400,867	371,897
Consumer and overdrafts	19,857	21,893
Home equity	297,355	304,363

Total loans, net	2,798,087	2,426,119
Less: allowance for loan losses	32,516	29,585

Net loans	2,765,571	2,396,534
Bank premises and equipment	36,290	33,952
Accrued interest receivable	12,090	13,110
Goodwill	2,714	2,714
Other assets	158,356	154,640

Total assets	$5,946,994	$5,492,424

Liabilities

Deposits:
Demand deposits	$985,491	$712,842
Savings and NOW deposits	1,967,783	1,678,250
Money market accounts	1,548,198	1,453,572
Time deposits	610,496	555,447

Total deposits	5,111,968	4,400,111
Securities sold under agreements to repurchase	204,972	266,045
Other borrowed funds	152,485	370,955
Subordinated debentures	36,083	36,083
Due to broker	2,078	—
Other liabilities	87,206	86,649

Total liabilities	5,594,792	5,159,843
Stockholders’ Equity

Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,652,469 shares and 3,650,949 shares, respectively	3,653	3,651
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,915,440 shares and 1,916,960 shares respectively	1,915	1,917
Additional paid-in capital	12,292	12,292
Retained earnings	357,595	338,980

	375,455	356,840
Unrealized losses on securities available-for-sale, net of taxes	(349)	(308)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(1,486)	(1,812)
Pension liability, net of taxes	(21,418)	(22,139)

Total accumulated other comprehensive loss, net of taxes	(23,253)	(24,259)

Total stockholders’ equity	352,202	332,581

Total liabilities and stockholders’ equity	$5,946,994	$5,492,424

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Interest income
Loans	$19,848	$21,680	$42,047	$42,989
Securities held-to-maturity	15,222	14,595	30,515	28,383
Securities available-for-sale	982	2,490	2,675	5,121
Federal funds sold and interest-bearing deposits in other banks	68	927	678	2,276

Total interest income	36,120	39,692	75,915	78,769

Interest expense
Savings and NOW deposits	2,118	5,877	5,843	11,342
Money market accounts	3,462	5,412	9,034	10,756
Time deposits	3,111	2,893	6,283	5,686
Securities sold under agreements to repurchase	309	490	935	875
Other borrowed funds and subordinated debentures	1,302	1,770	2,801	3,422

Total interest expense	10,302	16,442	24,896	32,081

Net interest income	25,818	23,250	51,019	46,688

Provision for loan losses	1,700	250	2,775	625

Net interest income after provision for loan losses	24,118	23,000	48,244	46,063

Other operating income
Service charges on deposit accounts	2,023	2,282	4,319	4,491
Lockbox fees	924	992	1,854	2,081
Net gains on sales of securities	—	7	—	7
Gains on sales of mortgage loans	—	139	—	154
Other income	1,094	1,577	2,178	2,691

Total other operating income	4,041	4,997	8,351	9,424

Operating expenses

Salaries and employee benefits	10,287	10,916	21,658	21,951
Occupancy	1,456	1,522	2,971	3,223
Equipment	962	795	1,799	1,578
FDIC assessments	310	349	310	722
Other	4,027	4,682	8,477	8,980

Total operating expenses	17,042	18,264	35,215	36,454

Income before income taxes	11,117	9,733	21,380	19,033

Provision for income taxes	1,061	267	1,658	149

Net income	$10,056	$9,466	$19,722	$18,884

Share data:

Weighted average number of shares outstanding, basic
Class A	3,652,469	3,620,449	3,652,409	3,615,389
Class B	1,915,440	1,947,460	1,915,500	1,952,520
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,915,440	1,947,460	1,915,500	1,952,520
Basic earnings per share:
Class A	$2.18	$2.06	$4.28	$4.11
Class B	$1.09	$1.03	$2.14	$2.06
Diluted earnings per share
Class A	$1.81	$1.70	$3.54	$3.39
Class B	$1.09	$1.03	$2.14	$2.06
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three months ended June 30,
	2020	2019
Net income	$10,056	$9,466
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized gains arising during period	1,490	227
Less: reclassification adjustment for gains included in net income	—	5

Total unrealized gains on securities	1,490	232
Accretion of net unrealized losses transferred	162	203
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	361	264

Other comprehensive income	2,013	699

Comprehensive income	$12,069	$10,165

	Six months ended June 30,
	2020	2019
Net income	$19,722	$18,884
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during period	(41)	(235)
Less: reclassification adjustment for gains included in net income	—	5
Total unrealized (losses) gains on securities	(41)	(230)
Accretion of net unrealized losses transferred	326	419
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	721	527
Other comprehensive income	1,006	716
Comprehensive income	$20,728	$19,600
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended June 30, 2020 and 2019

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at March 31, 2019	$3,610	$1,958	$12,292	$310,356	$(18,892)	$309,324
Net income	—	—	—	9,466	—	9,466
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $92 in taxes and $7 in realized gains	—	—	—	—	232	232
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $73 in taxes	—	—	—	—	203	203
Pension liability adjustment, net of $103 in taxes	—	—	—	—	264	264
Conversion of Class B Common Stock to Class A Common Stock, 10,120 shares	10	(10)	—	—	—	—
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(435)	—	(435)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(117)	—	(117)

Balance at June 30, 2019	$3,620	$1,948	$12,292	$319,270	$(18,193)	$318,937

Balance at March 31, 2020	$3,652	$1,916	$12,292	$348,093	$(25,266)	$340,687
Net income	—	—	—	10,056	—	10,056
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $538 in taxes	—	—	—	—	1,490	1,490
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $57 in taxes	—	—	—	—	162	162
Pension liability adjustment, net of $141 in taxes	—	—	—	—	361	361
Conversion of Class B Common Stock to Class A Common Stock, 120 shares	1	(1)	—	—	—	—
Cash dividends paid, Class A common stock, $0.12 per share	—	—	—	(439)	—	(439)
Cash dividends paid, Class B common stock, $0.06 per share	—	—	—	(115)	—	(115)

Balance at June 30, 2020	$3,653	$1,915	$12,292	$357,595	$(23,253)	$352,202

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Six Months Ended June 30, 2020 and 2019

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439
Net income	—	—	—	18,884	—	18,884
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $75 in taxes and $7 in realized gains	—	—	—	—	(230)	(230)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $151 in taxes	—	—	—	—	419	419
Pension liability adjustment, net of $206 in taxes	—	—	—	—	527	527
Conversion of Class B Common Stock to Class A Common Stock, 12,120 shares	12	(12)	—	—	—	—
Cash dividends paid, Class A common stock, $.24 per share	—	—	—	(867)	—	(867)
Cash dividends paid, Class B common stock, $.12 per share	—	—	—	(235)	—	(235)

Balance at June 30, 2019	$3,620	$1,948	$12,292	$319,270	$(18,193)	$318,937

Balance at December 31, 2019	$3,651	$1,917	$12,292	$338,980	$(24,259)	$332,581
Net income	—	—	—	19,722	—	19,722
Other comprehensive income, net of tax:						—
Unrealized holding (losses) gains arising during period, net of $10 in taxes	—	—	—	—	(41)	(41)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $115 in taxes	—	—	—	—	326	326
Pension liability adjustment, net of $281 in taxes	—	—	—	—	721	721
Conversion of Class B Common Stock to Class A Common Stock, 1,520 shares	2	(2)	—	—	—	—
Cash dividends paid, Class A common stock, $0.24 per share	—	—	—	(877)	—	(877)
Cash dividends paid, Class B common stock, $0.12 per share	—	—	—	(230)	—	(230)

Balance at June 30, 2020	$3,653	$1,915	$12,292	$357,595	$(23,253)	$352,202

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ended June 30, 2020 and 2019

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,722	$18,884
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of mortgage loans	—	(154)
Net gains on sales of securities	—	(7)
Net loss (gain) on equity securities	19	(85)
Provision for loan losses	2,775	625
Deferred income taxes	(795)	(351)
Net depreciation and amortization	(1,029)	(1,051)
Decrease (increase) in accrued interest receivable	1,020	(249)
Decrease in other assets	3,337	(1,192)
Increase in other liabilities	850	138

Net cash provided by operating activities	25,899	16,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	10,701	5,558
Purchase of Federal Home Loan Bank of Boston stock	(4,601)	(8,723)
Proceeds from calls/maturities of securities available-for-sale	34,603	86,367
Proceeds from sales of securities available-for-sale	—	12,330
Purchase of securities available-for-sale	(73,093)	(52,822)
Proceeds from calls/maturities of securities held-to-maturity	319,328	196,131
Purchase of securities held-to-maturity	(392,637)	(324,893)
Proceeds from life insurance policies	—	5,124
Net increase in loans	(371,792)	(35,787)
Bank owned life insurance purchases	(6,000)	—
Proceeds from sales of portfolio loans	—	8,871
Capital expenditures	(4,010)	(2,896)

Net cash used in investing activities	(487,501)	(110,740)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in time deposits	55,049	(70,631)
Net increase (decrease) in demand, savings, money market and NOW deposits	656,808	(240,173)
Cash dividends	(1,107)	(1,102)

Net (decrease) increase in securities sold under agreements to repurchase	(61,073)	65,270
Net (decrease) increase in other borrowed funds	(218,470)	249,041

Net cash provided by financing activities	431,207	2,405

Net decrease in cash and cash equivalents	(30,395)	(91,777)
Cash and cash equivalents at beginning of period	258,693	342,503

Cash and cash equivalents at end of period	$228,298	$250,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$25,153	$31,947
Income taxes	750	(990)
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	(41)	(230)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	326	419
Pension liability adjustment, net of taxes	721	527
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Six Months Ended June 30, 2020 and 2019
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
for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission and which provides a summary of the Company’s significant accounting principles. The interim results of consolidated operations are not necessarily indicative of the results for the entire year. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act allows certain companies to delay FASB ASU
2016-13,
Measurement of Credit Losses on Financial Instruments (CECL), including the current expected credit losses methodology for estimating allowances for credit losses. The Company has elected to delay FASB ASU
2016-13.
This ASU will be delayed until the earlier of the date on which the national emergency concerning the COVID–19 outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020.
Material estimates that are susceptible to change in the near term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on a review of factors, including historical charge-off
rates with additional allocations based on qualitative risk factors for each category and general economic factors. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. Certain risks and uncertainties remain in the allowance for loan losses as a result of the
COVID-19
pandemic that occurred during the first and second quarters of 2020. Future provision levels will be dependent upon the length of the economic disruption and the effectiveness of government programs to mitigate the economic impact. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Certain reclassifications are made to prior-year amounts whenever necessary to conform with the current-year presentation.

Note 2. Securities
Available-for-Sale

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
SBA Backed Securities	$48,639	$—	$268	$48,371	$54,331	$23	$143	$54,211
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	200,341	359	572	200,128	184,580	139	532	184,187
Privately Issued Residential Mortgage-Backed Securities	367	—	17	350	397	1	2	396
Obligations Issued by States and Political Subdivisions	48,739	—	—	48,739	18,016	60	—	18,076
Other Debt Securities	3,600	34	9	3,625	3,600	51	19	3,632

Total	$301,686	$393	$866	$301,213	$260,924	$274	$696	$260,502

Included in SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $218,000,000 and $186,245,000 at June 30, 2020 and December 31, 2019, respectively. Also included in securities available-for-sale
are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $30,499,000 and $32,297,000 at June 30, 2020 and December 31, 2019, respectively. Also included in securities available-for-sale
are securities at fair value pledged for borrowing at the Federal Reserve Bank discount window $9,697,000 and $0 at June 30, 2020 and December 31, 2019, respectively. There were no sales of available-for-sale
securities for the six months ended June 30, 2020. The Company realized gross gains of $7,000 from the proceeds of $12,330,000 from the sales of available-for-sale
securities for the six months ended June 30, 2019.
Debt securities of U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities available-for-sale
at June 30, 2020.

	Amortized Cost	Fair Value
	(in thousands)

Within one year	$52,541	$52,515
After one but within five years	145,459	145,342
After five but within ten years	93,714	93,453
More than 10 years	9,972	9,903

Total	$301,686	$301,213

The weighted average remaining life of investment securities available-for-sale
at June 30, 2020 was 4.5 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $249,704,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of June 30, 2020 and December 31, 2019, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020 or December 31, 2019.
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
The following table shows the temporarily impaired securities of the Company’s available-for-sale
portfolio at June 30, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 30 and 29 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 138 holdings at June 30, 2020.

	June 30, 2020
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
SBA Backed Securities	$28,000	$96	$20,371	$172	$48,371	$268
U.S. Government Agency and Sponsored Enterprise Mortgage- Backed Securities	59,948	274	65,270	298	125,218	572
Privately Issued Residential Mortgage-Backed Securities	350	17	—	—	350	17
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	100	1	1,190	8	1,290	9

Total temporarily impaired securities	$88,398	$388	$86,831	$478	$175,229	$866

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

	December 31, 2019
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
SBA Backed Securities	$14,560	$30	$22,092	$113	$36,652	$143
U.S. Government Agency and Sponsored Enterprise Mortgage- Backed Securities	108,806	379	29,178	153	137,984	532
Privately Issued Residential Mortgage-Backed Securities	252	2	—	—	252	2
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	800	1	481	18	1,281	19

Total temporarily impaired securities	$124,418	$412	$51,751	$284	$176,169	$696

Note 3. Investment Securities
Held-to-Maturity

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$181,158	$870	$—	$182,028	$98,867	$527	$96	$99,298
SBA Backed Securities	40,796	2,110	—	42,906	44,379	182	303	44,258
U.S. Government Sponsored Enterprises Mortgage-Backed Securities	2,205,468	81,202	375	2,286,295	2,207,874	20,720	10,846	2,217,748

Total	$2,427,422	$84,182	$375	$2,511,229	$2,351,120	$21,429	$11,245	$2,361,304

Included in total investment securities
held-to-maturity
are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $2,067,628,000 and $1,776,399,000 at June 30, 2020 and December 31, 2019, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $386,531,000 and $399,646,000 at June 30, 2020 and December 31, 2019, respectively. Also included in securities available-for-sale
are securities at fair value pledged for borrowing at the Federal Reserve Bank discount window $177,662,000 and $0 at June 30, 2020 and December 31, 2019, respectively. There were no sales of held-to-maturity
securities for the six months ended June 30, 2020 and June 30, 2019, respectively.
At June 30, 2020 and December 31, 2019, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity
at June 30, 2020.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$154,030	$156,097
After one but within five years	1,869,471	1,937,424
After five but within ten years	400,901	414,263
More than ten years	3,020	3,445

Total	$2,427,422	$2,511,229

The weighted average remaining life of investment securities held-to-maturity
at June 30, 2020 was 3.4 years. Included in the weighted average remaining life calculation at June 30, 2020 were $135,700,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $98,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of June 30, 2020 and December 31, 2019, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020 or December 31, 2019.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity
portfolio June 30, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 16 and 4 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 566 holdings at June 30, 2020.

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
SBA Backed Securities	$—	$—	$—	$—	$—	$—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	111,172	319	6,819	56	117,991	375

Total temporarily impaired securities	$111,172	$319	$6,819	$56	$117,991	$375

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
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Allowance for loan losses, beginning of period	$30,804	$28,848	$29,585	$28,543
Loans charged off	(17)	(75)	(79)	(218)
Recoveries on loans previously charged-off	29	47	235	120

Net recoveries (charge-offs)	12	(28)	156	(98)
Provision charged to expense	1,700	250	2,775	625

Allowance for loan losses, end of period	$32,516	$29,070	$32,516	$29,070

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2020 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at March 31, 2020	$246	$12,428	$2,889	$11,121	$2,449	$296	$1,137	$238	$30,804
Charge-offs	—	(6)	—	—	—	(11)	—	—	(17)
Recoveries	—	6	—	—	—	23	—	—	29
Provision	43	693	(21)	182	645	(19)	328	(151)	1,700

Ending balance at June 30, 2020	$289	$13,121	$2,868	$11,303	$3,094	$289	$1,465	$87	$32,516

Amount of allowance for loan losses for loans deemed to be impaired	$—	$15	$—	$80	$—	$—	$—	$—	$95

Amount of allowance for loan losses for loans not deemed to be impaired	$289	$13,106	$2,868	$11,223	$3,094	$289	$1,465	$87	$32,421

Loans:

Ending balance	$6,513	$1,155,592	$153,017	$764,886	$400,867	$19,857	$297,355	$—	$2,798,087

Loans deemed to be impaired	$—	$180	$—	$2,716	$235	$—	$—	$—	$3,131

Loans not deemed to be impaired	$6,513	$1,155,412	$153,017	$762,170	$400,632	$19,857	$297,355	$—	$2,794,956

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2020 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2019	$331	$11,596	$2,566	$11,464	$2,194	$312	$1,065	$57	$29,585
Charge-offs	—	(11)	—	—	—	(68)	—	—	(79)
Recoveries	—	170	—	—	—	60	5	—	235
Provision	(42)	1,366	302	(161)	900	(15)	395	30	2,775

Ending balance at June 30, 2020	$289	$13,121	$2,868	$11,303	$3,094	$289	$1,465	$87	$32,516

Amount of allowance for loan losses for loans deemed to be impaired	$—	$15	$—	$80	$—	$—	$—	$—	$95

Amount of allowance for loan losses for loans not deemed to be impaired	$289	$13,106	$2,868	$11,223	$3,094	$289	$1,465	$87	$32,421

Loans:

Ending balance	$6,513	$1,155,592	$153,017	$764,886	$400,867	$19,857	$297,355	$—	$2,798,087

Loans deemed to be impaired	$—	$180	$—	$2,716	$235	$—	$—	$—	$3,131

Loans not deemed to be impaired	$6,513	$1,155,412	$153,017	$762,170	$400,632	$19,857	$297,355	$—	$2,794,956

The allocations for the provision for loan losses increased for the three and six months ended June 30, 2020, primarily as a result of the economic uncertainties associated with the novel coronavirus disease (COVID–19) pandemic and increased loan balances. As of June 30, 2020, the Company’s U.S. Small Business Administration (SBA) Payroll Protection Program (PPP) loans totaled approximately 1,270 loans for approximately $230 million. These types of loans are categorized as commercial and industrial and are 100% guaranteed by the SBA and require no allowance for loan losses.

Further information pertaining to the allowance for loan losses for the three months ending June 30, 2019 is as follows:

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

Further information pertaining to the allowance for loan losses for the six months ending June 30, 2019 is as follows:

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
Loans rated 4 (Monitor):
These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of June 30, 2020 and December 31, 2019.
Loans rated 5 (Substandard):
Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of June 30, 2020 and December 31, 2019.
Loans rated 6 (Doubtful):
Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of June 30, 2020 and December 31, 2019 and full collectability is doubtful.
Impaired:
Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.
The following table presents the Company’s loans by risk rating at June 30, 2020.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$6,513	$1,151,462	$153,017	$738,181
4 (Monitor)	—	3,950	—	23,989
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	180	—	2,716

Total	$6,513	$1,155,592	$153,017	$764,886

The following table presents the Company’s loans by risk rating at December 31, 2019.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
	(in thousands)
Grade:
1-3 (Pass)	$8,992	$807,486	$120,455	$759,402
4 (Monitor)	—	4,025	—	24,354
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	906	—	2,346

Total	$8,992	$812,417	$120,455	$786,102

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2020 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:

Aaa – Aa3	$619,107	$86,385	$38,628	$744,120
A1 – A3	185,303	7,229	146,162	338,694
Baa1 – Baa3	—	51,133	141,897	193,030
Ba2	—	5,470	—	5,470

Total	$804,410	$150,217	$326,687	$1,281,314

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2019.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$523,644	$53,273	$40,437	$617,354
A1 – A3	186,044	7,354	148,346	341,744
Baa1 – Baa3	—	51,133	144,711	195,844
Ba2	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.
Further information pertaining to the allowance for loan losses at June 30, 2020 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$6,513	$6,513
Commercial and industrial	454	33	—	487	1,155,105	1,155,592
Municipal	—	—	—	—	153,017	153,017
Commercial real estate	1,337	613	—	1,950	762,936	764,886
Residential real estate	1,064	512	—	1,576	399,291	400,867
Consumer and overdrafts	10	16	—	26	19,831	19,857
Home equity	1,307	364	—	1,671	295,684	297,355

Total	$4,172	$1,538	$—	$5,710	$2,792,377	$2,798,087

Further information pertaining to the allowance for loan losses at December 31, 2019 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$8,992	$8,992
Commercial and industrial	227	400	—	627	811,790	812,417
Municipal	—	—	—	—	120,455	120,455
Commercial real estate	840	492	—	1,332	784,770	786,102
Residential real estate	1,563	683	—	2,246	369,651	371,897
Consumer and overdrafts	18	4	—	22	21,871	21,893
Home equity	603	435	—	1,038	303,325	304,363

Total	$3,251	$2,014	$—	$5,265	$2,420,854	$2,426,119

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

The following is information pertaining to impaired loans for June 30, 2020:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/20	Interest Income Recognized for 3 Months Ending 6/30/20	Average Carrying Value for 6 Months Ending 6/30/20	Interest Income Recognized for 6 Months Ending 6/30/20
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	77	97	—	213	1	380	2
Municipal	—	—	—	—	—	—	—
Commercial real estate	612	645	—	346	—	266	—
Residential real estate	235	235	—	118	—	67	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$924	$977	$—	$677	$1	$713	$2

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	103	103	15	78	1	94	2
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,104	2,227	80	2,147	22	2,161	44
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,207	$2,330	$95	$2,225	$23	$2,255	$46

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	180	200	15	291	2	474	4
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,716	2,872	80	2,493	22	2,427	44
Residential real estate	235	235	—	118	—	67	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$3,131	$3,307	$95	$2,902	$24	$2,968	$48

The following is information pertaining to impaired loans for June 30, 2019:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 6/30/19	Interest Income Recognized for 3 Months Ending 6/30/19	Average Carrying Value for 6 Months Ending 6/30/19	Interest Income Recognized for 6 Months Ending 6/30/19
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	78	283	—	83	1	84	2
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,441	1,585	—	812	5	545	11
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$1,519	$1,868	$—	$895	$6	$629	$13

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	470	470	248	349	3	317	6
Municipal	—	—	—	—	—	—	—
Commercial real estate	1,924	1,924	85	2,213	17	2,409	34
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,394	$2,394	$333	$2,562	$20	$2,726	$40

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	548	753	248	432	4	401	8
Municipal	—	—	—	—	—	—	—
Commercial real estate	3,365	3,509	85	3,025	22	2,954	45
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$3,913	$4,262	$333	$3,457	$26	$3,355	$53

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
There was no TDR that occurred during the
six-month
period ended June 30, 2020. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first six months of 2020.
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

As of June 30, 2020, and as a result of
COVID-19
loan modifications, the Company has modifications of 149 loans aggregating $93,889,000, primarily consisting of the deferral of principal and/or the extension of the maturity date. Of these modifications, $93,889,000, or 100%, were performing in accordance with their modified terms.
There was no troubled debt restructuring that occurred during the six-month
period ended June 30, 2019. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first six months of 2019.
Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)
Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Affected Line Item in the Statement where Net Income is Presented
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$7		Net gains on sales of investments
Tax (expense) or benefit	—		(2)		Provision for income taxes

Net of tax	$—		$5		Net income

Accretion of unrealized losses transferred	$(219)		$(276)		Interest on securities held-to-maturity
Tax (expense) or benefit	57		73		Provision for income taxes

Net of tax	$(162)		$(203)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(29	) (b)	$(29	) (b)	Salaries and employee benefits
Actuarial gains (losses)	(473	) (b)	(338	) (b)	Salaries and employee benefits

Total before tax	(502)		(367)		Income before taxes

Tax (expense) or benefit	141		103		Provision for income taxes

Net of tax	$(361)		$(264)		Net income

Details about Accumulated Other Comprehensive Income Components	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019		Affected Line Item in the Statement where Net Income is Presented
	(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$7		Net gains on sales of investments
Tax (expense) or benefit	—		(2)		Provision for income taxes

Net of tax	$—		$5		Net income

Accretion of unrealized losses transferred	$(441)		$(570)		Interest on securities held-to-maturity
Tax (expense) or benefit	115		151		Provision for income taxes

Net of tax	$(326)		$(419)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(58	) (b)	$(58	) (b)	Salaries and employee benefits
Actuarial gains (losses)	(944	) (b)	(675	) (b)	Salaries and employee benefits

Total before tax	(1,002)		(733)		Income before taxes

Tax (expense) or benefit	281		206		Provision for income taxes

Net of tax	$(721)		$(527)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)
Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.
Diluted EPS includes the dilutive effect of common stock equivalents and assumes the conversion of all Class B common stock; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended June 30, 2020 and 2019.
The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except share and per share data)	2020	2019	2020	2019
Basic EPS Computation:
Numerator:
Net income, Class A	$7,967	$7,460	$15,618	$14,867
Net income, Class B	2,089	2,006	4,104	4,017
Denominator:
Weighted average shares outstanding, Class A	3,652,469	3,620,449	3,652,409	3,615,389
Weighted average shares outstanding, Class B	1,915,440	1,947,460	1,915,500	1,952,520
Basic EPS, Class A	$2.18	$2.06	$4.28	$4.11
Basic EPS, Class B	1.09	1.03	2.14	2.06

Diluted EPS Computation:
Numerator:
Net income, Class A	$7,967	$7,460	$15,618	$14,867
Net income, Class B	2,089	2,006	4,104	4,017

Total net income, for diluted EPS, Class A computation	10,056	9,466	19,722	18,884
Denominator:
Weighted average shares outstanding, basic, Class A	3,652,469	3,620,449	3,652,409	3,615,389
Weighted average shares outstanding, Class B	1,915,440	1,947,460	1,915,500	1,952,520

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,915,440	1,947,460	1,915,500	1,952,520
Diluted EPS, Class A	$1.81	$1.70	$3.54	$3.39
Diluted EPS, Class B	1.09	1.03	2.14	2.06

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

Components of Net Periodic Benefit Cost for the Three Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2020	2019	2020	2019
	(in thousands)
Service cost	$344	$276	$353	$256
Interest	450	473	466	482
Expected return on plan assets	(952)	(819)	—	—
Recognized prior service cost (benefit)	—	—	29	28
Recognized net actuarial losses	261	229	212	109

Net periodic benefit (credit) cost	$103	$159	$1,060	$875

Components of Net Periodic Benefit Cost for the Six Months Ended June 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2020	2019	2020	2019
	(in thousands)
Service cost	$688	$552	$706	$512
Interest	900	946	932	964
Expected return on plan assets	(1,904)	(1,638)	—	—
Recognized prior service cost (benefit)	—	—	58	56
Recognized net actuarial losses	522	458	422	218

Net periodic benefit (credit) cost	$206	$318	$2,118	$1,750

Approximately $930,000 and $1,004,000
of costs other than service costs, from the table above, are included in other expenses with the remaining cost included in salaries and employee benefits, for the six months ended June 30, 2020 and 2019, respectively.
Contributions
The Company does not intend to contribute to the Defined Benefit Pension Plan in 2020.
Note 8. Fair Value Measurements
The Company follows FASB ASC
820-10,
Fair Value Measurements and Disclosures and ASU
2016-1,
“Financial Instruments-Overall”
(Subtopic 825-10)
Recognition and Measurement of Financial Assets and Financial Liabilities
, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. ASC
820-10
establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The three broad levels of the hierarchy are as follows:
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
The results of the fair value hierarchy as of June 30, 2020, are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
SBA Backed Securities	$48,371	$—	$48,371	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	200,128	—	200,128	—
Privately Issued Residential Mortgage - Backed Securities	350	—	350	—
Obligations Issued by States and Political Subdivisions	48,739	—	—	48,739
Other Debt Securities	3,625	—	3,625	—

Total	$301,213	$—	$252,474	$48,739

Equity Securities	$1,669	$296	$1,373	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis:

Impaired Loans	$860	$—	$—	$860
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
Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. All impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions related to impaired loans recognized for the three and six-month
periods ended June 30, 2020 amounted to $0 and ($9,000), respectively.
There were no transfers between level 1, 2 and 3 for the six months ended June 30, 2020. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six months ended June 30, 2020.

The following table presents
additional
information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range

Securities AFS	$48,739	Discounted cash flow	Discount rate	0%-1% (3)

Impaired Loans	$860	Appraisal of collateral (1)	Appraisal adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
The changes in Level 3 securities for the
six-month
period ended June 30, 2020 are shown in the table below:

Obligations Issued by States & Political Subdivisions

Balance at December 31, 2019	$13,301
Purchases	44,324
Maturities and calls	(8,879)
Amortization	(7)

Balance at June 30, 2020	$48,739

The amortized cost of Level 3 securities was $48,739,000 at June 30, 2020 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The fair value of impaired loans decreased by $269,000, for the first six months of 2020, mainly attributable to one loan that was paid down. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the six-month
period ended June 30, 2020.
The changes in Level 3 securities for the
six-month
period ended June 30, 2019, are shown in the table below:

Obligations Issued by States & Political Subdivisions

Balance at December 31, 2018	$88,728
Purchases	10,007
Maturities and calls	(61,488)
Amortization	(20)
Changes in fair value	—

Balance at June 30, 2019	$37,227

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

The results of the fair value hierarchy as of December 31, 2019, are as follows:
Financial Instruments Measured at Fair Value on a Recurring Basis:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
SBA Backed Securities	$54,211	$—	$54,211	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	184,187	—	184,187	—
Privately Issued Residential Mortgage - Backed Securities	396	—	396	—
Obligations Issued by States and Political Subdivisions	18,076	—	4,775	13,301
Other Debt Securities	3,632		3,632	—

Total	$260,502	$—	$247,201	$13,301

Financial Instruments Measured at Fair Value on a Recurring Basis Equity Securities	$1,688	$343	$1,345	$—

Financial Instruments Measured at Fair Value on a Non-recurring Basis Impaired Loans	$877	$—	$—	$877
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
The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity
deposits, short-term borrowings and accrued interest payable.

June 30, 2020	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$2,427,422	$2,511,229	$—	$2,511,229	$—
Loans (1)	2,765,571	2,704,842	—	—	2,704,842
Financial liabilities:
Time deposits	610,496	618,932	—	618,932	—
Other borrowed funds	152,485	160,599	—	160,599	—
Subordinated debentures	36,083	36,083	—	36,083	—

December 31, 2019
Financial assets:
Securities held-to-maturity	$2,351,120	$2,361,304	$—	$2,361,304	$—
Loans (1)	2,396,534	2,424,770	—	—	2,424,770
Financial liabilities:
Time deposits	555,447	560,746	—	560,746	—
Other borrowed funds	370,955	374,531	—	374,531	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.
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

	Six Months Ended 6/30/2020	Revenue from Contracts in Scope of Topic 606	Six Months Ended 6/30/2019	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Total net interest income	$51,019	$—	$46,688	$—

Noninterest income:
Service charges on deposit accounts	4,319	4,319	4,491	4,491
Lockbox fees	1,854	1,854	2,081	2,081
Net gains on sales of securities	—	—	7	—
Gains on sales of mortgage loans	—	—	154	—

Other income	2,178	1,158	2,691	1,610

Total noninterest income	8,351	7,331	9,424	8,182

Total revenues	$59,370	$7,331	$56,112	$8,182

	Three Months Ended 6/30/2020	Revenue from Contracts in Scope of Topic 606	Three Months Ended 6/30/2019	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Total interest income	$25,818	$—	$23,250	$—

Noninterest income:
Service charges on deposit accounts	2,023	2,023	2,282	2,282
Lockbox fees	924	924	992	992
Net gains on sales of securities	—	—	7	—
Gains on sales of mortgage loans	—	—	139	—

Other income	1,094	559	1,577	810

Total noninterest income	4,041	3,506	4,997	4,084

Total revenues	$29,859	$3,506	$28,247	$4,084

The following table provides information about receivables with customers.

	June 30, 2020	December 31, 2019
(dollars in thousands)
Receivables, which are included in “Other assets”	$1,280	$1,200
Note 11. Leases
The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 32 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2022 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $9,900 for the six months ended June 30, 2020. Variable lease costs include costs that are not included in the lease liability.
The components of lease expense were as follows:

	Three Months Ended 6/30/2020	Six Months Ended 6/30/2020	Three Months Ended 6/30/2019	Six Months Ended 6/30/2019
(in thousands)
Operating lease cost	$546	$1,092	$563	$1,126
Variable lease cost	173	307	136	284

Total lease cost	$719	$1,399	$699	$1,410

Supplemental cash flow information related to leases was as follows:

	Three Months Ended 6/30/2020	Six Months Ended 6/30/2020	Three Months Ended 6/30/2019	Six Months Ended 6/30/2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$529	$1,057	$539	$1,077

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$434	$875	$442	$885

Supplemental balance sheet information related to leases was as follows:

	6/30/2020	12/31/2019
(in thousands, except lease term and discount rate)
Operating Leases:

Operating lease right-of-use assets	$13,205	$12,521

Operating lease liabilities	$13,399	$12,690

Weighted Average Remaining Lease Term:
Operating Leases	10 Years	11 Years

Weighted Average Discount Rate:
Operating Leases	3.3%	3.5%
A summary of future minimum rental payments under such leases as the dates indicated follows:

	Minimum Rental Payments
	June 30, 2020	December 31, 2019
	(in thousands)
Year Ending December 31,
2020	$926	$2,030
2021	2,073	1,754
2022	1,921	1,603
2023	1,865	1,545
2024	1,611	1,277
Thereafter	7,305	7,312

Total lease payments	$15,701	$15,521

Less imputed interest	(2,302)	(2,831)

Present value of lease liability	$13,399	$12,690

June 30, 2020 minimum rental payments represent six months of rental payments remaining in calendar year 2020.
Item

2.
Management
’
s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At June 30, 2020, the Company had total assets of $5.9 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized
businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.
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
The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprising of approximately 302 government entities.
During the first and second quarters of 2020, the
COVID-19
pandemic caused economic turmoil for individuals and businesses throughout the country and, in particular, our market area. Many businesses were required to fully or partially shut down. Many businesses laid off and/or furloughed employees as a result. Unemployment has increased significantly, and GDP declined significantly. This may cause loan defaults in the future as customers are unable to make their contractual loan payments. The Company has increased its provision for loan losses in response to this increased risk. Future provision levels will be dependent upon the length of the economic disruption and the effectiveness of government programs to mitigate the economic impact of the shutdowns. The Company’s revenue has been and will continue to be negatively impacted as transaction fees has declined due to decreased volume.
In response to the pandemic, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the Payroll Protection Program (PPP) which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. The original amount allocated to the program was $349 billion, which was exhausted on April 16, 2020. On April 24, 2020, an additional allocation of $310 billion was signed into law. These loans are funded by participating banks and are 100% guaranteed by the U.S. Small Business Administration (SBA). If utilized primarily for payroll, subject to certain other conditions, the loans may be forgiven, in whole or in part, and repaid by the SBA. As of June 30, 2020, Century Bank’s PPP loans totaled approximately 1,270 loans for approximately $230 million. The fees collected, from the SBA, amount to approximately $7.9 million. The fees are being amortized over the lives of the loans utilizing the level-yield method.
The Company is considered an essential business based on criteria set by the Governor of the Commonwealth of Massachusetts. However, the Company has been and may continue to be affected by a work stoppage, forced quarantine, or other interruption or the unavailability of key employees.
Net income for the six months ended June 30, 2020, was $19,722,000 or $3.54 per Class A share diluted, an increase of 4.4% compared to net income of $18,884,000, or $3.39 per Class A share diluted, for the same period a year ago.
Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended June 30,
	2020	2019
Basic EPS – Class A common	$2.18	$2.06
Basic EPS – Class B common	$1.09	$1.03
Diluted EPS – Class A common	$1.81	$1.70
Diluted EPS – Class B common	$1.09	$1.03

	Six Months Ended June 30,
	2020	2019
Basic EPS – Class A common	$4.28	$4.11
Basic EPS – Class B common	$2.14	$2.06
Diluted EPS – Class A common	$3.5 4	$3.39
Diluted EPS – Class B common	$2.14	$2.06

Net interest income totaled $51,019,000 for the six months ended June 30, 2020 compared to $46,688,000 for the same period in 2019. The 9.3% increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. Prepayment penalties collected amounted to approximately $874,000 for the first six months of 2020 compared to $13,000 for the same period last year. The net interest margin decreased from 2.09% on a fully tax-equivalent
basis for the first six months of 2019 to 2.04% for the same period in 2020. This was primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve.
The average balances of earning assets increased for the first six months of 2020 compared to the same period last year, by $456,916,000 or 9.2%, combined with an average yield decrease of 0.42%, resulting in a decrease in interest income of $2,854,000. The average balance of interest-bearing liabilities increased for the first six months of 2020 compared to the same period last year, by $373,148,000 or 9.3%, combined with an average interest-bearing liabilities interest cost decrease of 0.47%, resulting in a decrease in interest expense of $7,185,000.
The trends in the net interest margin are illustrated in the graph below:

The margin remained relatively stable for the first three quarters of 2018. During the fourth quarter of 2018 and first and second quarters of 2019, the Company increased its average interest-bearing deposits and average earning assets. This increased net interest income but decreased the net interest margin. During the third quarter of 2019, the net interest margin increased mainly as a result of deposit rate decreases. These deposits increased net interest income and the net interest margin. During the fourth quarter of 2019, the net interest margin increased mainly as a result of prepayment penalties collected. Prepayment penalties collected amounted to $1.4 million and contributed approximately eleven basis points to the net interest margin for the fourth quarter of 2019. The net interest margin decreased during the first quarter of 2020 mainly as a result of decreases in rates on earning assets. This was partially offset by prepayment penalties collected of $874,000 and contributed approximately seven basis points to the net interest margin. The net interest margin decreased during the second quarter of 2020 primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will positively impact the net interest margin.
The provision for loan losses increased by $2,150,000 from $625,000 for the six months ended June 30, 2019 to $2,775,000 for the same period in 2020, primarily as a result of the economic uncertainties associated with the novel coronavirus disease (COVID–19) pandemic and increased loan balances. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion.
Non-performing
assets totaled $1,538,000 at June 30, 2020, compared to $2,014,000 at December 31, 2019.
The Company’s effective tax rate increased from 0.8% for the six months ended June 30, 2019 to 7.8% for the same period in 2020. This was primarily as a result of an increase in taxable income relative to total income and a reduction in tax accruals, during 2019, related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. On March 27, 2020, the Coronavirus, Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit will be utilized in 2020.
During the third quarter of 2019, the Company purchased the existing Brookline branch location that the Company was leasing. Also, during the third quarter of 2019, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the first quarter of 2021. During the second quarter of 2020, the Company executed a lease for a future branch location in Needham, Massachusetts. The Company plans to open this branch during the first quarter of 2021.

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
“Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The federal banking agencies have issued amendments to the Rule to provide greater clarity and certainty about what activities are prohibited and to improve the effective allocation of compliance resources, and to conform the Rule to the EGRRCPA (discussed below). Effective October 1, 2020, further amendments to the Rule will take effect, which will modify existing exemptions from the definition of covered fund, add new exclusions from the definition of covered fund and provide relief in other areas.
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowered the Company’s federal tax rate from 34% to 21%. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit will be utilized in 2020. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards. Tax Act changes for individuals include lower tax rates, mortgage interest and state and local tax limitations as well as an increase in the standard deduction, among others.
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

Coronavirus Aid, Relief and Economic Security (CARES) Act and Families First Coronavirus Response Act (FFCRA)
On March 18, 2020 the Families First Coronavirus Response Act (FFCRA) was signed into law and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The FFCRA and the CARES Act provide relief for families and businesses impacted by the coronavirus pandemic. The provisions in this legislation include, among other things, loan programs for businesses, expanded unemployment insurance benefits, stimulus payments to certain taxpayers, new provisions on sick leave and family leave, and funding for a variety of health-related efforts and government programs. The CARES Act also allowed a temporary deferral of FASB ASU
2016-13,
Measurement of Credit Losses on Financial Instruments. The Company has elected to defer FASB ASU
2016-13.
Also, as a result of the CARES Act, the full balance of the AMT credit will be utilized in 2020.
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
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU are effective for a limited period and mainly address accounting and reporting challenges due to the transition from LIBOR on existing contracts. The optional expedients may be applied to loans, borrowings, leases and derivatives. The ASU simplifies the accounting analyses for contract modifications and simplifies the hedge effectiveness assessment and allows hedging relationships impacted by the LIBOR transition to continue. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing the impact of this standard but does not expect that it will have a material impact on the Company’s consolidated financial statements, or results of operations.
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
To implement the new standard the Company has purchased a software solution and has captured the information needed to implement this ASU. As part of the FASB ASC 326 implementation process, the company is using two models: a rating migration model and a probability of default model. The ratings migration model, which will be used for our larger loans made to institutions with available credit ratings, is designed to estimate loss reserves according to the CECL standard for rated loans or similar instruments. The model structure follows a grade migration approach, where the default rate is based on the probability of each grade transition which is modelled using historical data. The probability of default model, which will be used for our remaining commercial loans and our consumer loans, is based primarily on four components: loss history, product lifecycle, behavioral attributes and the economic environment. During the fourth quarter of 2019, the Company tested the two CECL credit models in parallel with the existing incurred loss models. The securities held-to-maturity
include U.S. Treasury, U.S. Government Sponsored Enterprises, SBA Backed Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities. The CECL standard allows assumption of zero expected credit losses where expectation of non-payment
is zero for these types of securities. The Company expects no impact from ASU
2016-13
to arise from this portfolio.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act allows certain companies to delay FASB ASU
2016-13,
Measurement of Credit Losses on Financial Instruments (CECL), including the current expected credit losses methodology for estimating allowances for credit losses. The Company has elected to delay FASB ASU
2016-13.
This ASU will be delayed until the earlier of the date on which the national emergency concerning the COVID–19 outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. The effects of these ASUs will not have a material impact on the Company’s consolidated financial position at January 1, 2020 upon retroactive adoption. The Company does not believe the impact of adoption would have been material to the Company’s consolidated financial position as of June 30, 2020.
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
Financial Condition
Loans
On June 30, 2020, total loans outstanding were $2,798,087,000, up by $371,968,000 from the total on December 31, 2019. At June 30, 2020, commercial real estate loans accounted for 27.3%, commercial and industrial accounted for 41.3%, and residential real estate loans, including home equity loans, accounted for 25.0% of total loans.
Commercial and industrial loans increased to $1,155,592,000 at June 30, 2020 from $812,417,000 at December 31, 2019, primarily as a result of approximately $230,000,000 of SBA PPP loan balances. Commercial real estate loans decreased to $764,886,000 from $786,102,000 on December 31, 2019 primarily as a result of loan payoffs. Construction loans decreased to $6,513,000 at June 30, 2020 from $8,992,000 on December 31, 2019, primarily as a result of loan payoffs. Residential real estate loans increased to

$400,867,000 on June 30, 2020 from $371,897,000 on December 31, 2019, primarily as a result of loan originations. Home equity loans decreased to $297,355,000 on June 30, 2020 from $304,363,000 at December 31, 2019, primarily as a result of a home equity loan payoffs. Municipal loans increased to $153,017,000 from $120,455,000, primarily as a result of loan originations.
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
Allowance for Loan Losses
The allowance for loan loss at June 30, 2020 was $32,516,000 as compared to $29,585,000 at December 31, 2019. The level of the allowance for loan losses to total loans was 1.16% at June 30, 2020 and 1.22% at December 31, 2019. The ratio of the allowance for loan losses to loans outstanding has decreased from December 31, 2019, primarily from approximately $230 million of PPP loans that are guaranteed by the SBA, which require no allowance for loan losses. This was offset, somewhat, by increased allocations for economic factors associated with the
COVID-19
pandemic. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data.
By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publicly available credit ratings, the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2020.
Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at June 30, 2020 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:

Aaa – Aa3	$619,107	$86,385	$38,628	$744,120

A1 – A3	185,303	7,229	146,162	338,694

Baa1 – Baa3	—	51,133	141,897	193,030

Ba2	—	5,470	—	5,470

Total	$804,410	$150,217	$326,687	$1,281,314

Credit ratings issued by national organizations are presented in the following table at December 31, 2019.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:

Aaa – Aa3	$523,644	$53,273	$40,437	$617,354

A1 – A3	186,044	7,354	148,346	341,744

Baa1 – Baa3	—	51,133	144,711	195,844

Ba2	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

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

The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Allowance for loan losses, beginning of period	$30,804	$28,848	$29,585	$28,543
Loans charged off	(17)	(75)	(79)	(218)
Recoveries on loans previously charged-off	29	47	235	120

Net recoveries (charge-offs)	12	(28)	156	(98)
Provision charged to expense	1,700	250	2,775	625

Allowance for loan losses, end of period	$32,516	$29,070	$32,516	$29,070

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Nonaccruing loans	$1,538	$2,014
Total nonperforming assets	$1,538	$2,014
Loans past due 90 days or more and still accruing	$—	$—
Nonaccruing loans as a percentage of total loans	0.05%	0.08%
Nonperforming assets as a percentage of total assets	0.03%	0.04%
Accruing troubled debt restructures	$2,271	$2,361
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
Securities
Available-for-Sale
(at Fair Value)
The securities
available-for-sale
portfolio totaled $301,213,000 at June 30, 2020, an increase of 15.6% from December 31, 2019. The portfolio increased mainly as a result of purchases of securities available-for-sale
totaling $75,171,000. The purchases include $44,324,000 of securities that are obligations issued by States and Political Subdivisions. This was offset, somewhat by calls/maturities and scheduled principal payments of $34,603,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.5 years.
At June 30, 2020, 83.8% of the Company’s securities
available-for-sale
are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.
Securities
available-for-sale
totaling $48,739,000 or 16.2% of securities
available-for-sale
are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.

During the first six months of 2020, net unrealized loss on the securities available-for-sale
increased to $473,000 from a net unrealized loss of $422,000 at December 31, 2019. This was primarily the result of a decrease in the value of floating rate securities.
The following table sets forth the fair value of securities
available-for-sale
at the dates indicated.

	June 30, 2020	December 31, 2019
	(in thousands)
Small Business Administration	$48,371	$54,211
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	200,128	184,187
Privately Issued Residential Mortgage-backed Securities	350	396
Obligations issued by States and Political Subdivisions	48,739	18,076
Other Debt Securities	3,625	3,632

Total Securities Available–for-Sale	$301,213	$260,502

There were no sales of
available-for-sales
securities for the six months ended June 30, 2020.
Securities
Held-to-Maturity
(at Amortized Cost)
The securities
held-to-maturity
portfolio totaled $2,427,422,000 on June 30, 2020, an increase of 3.2% from December 31, 2019. Purchases of held-to-maturity
securities totaled $392,637,000 for the six months ended June 30, 2020. The purchases were offset somewhat, by maturities and scheduled principal payments of $319,328,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.4 years.
The following table sets forth the amortized cost of securities held-to-maturity
at the dates indicated.

	June 30, 2020	December 31, 2019
	(in thousands)
U.S. Government Sponsored Enterprises	$181,158	$98,867
SBA Backed Securities	40,796	44,379
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	2,205,468	2,207,874

Total Securities Held-to-Maturity	$2,427,422	$2,351,120

There were no sales of
held-to-maturity
securities for the six months ended June 30, 2020.
The net unrealized gains on investment securities
held-to-maturity
was $83,807,000 or 3.5% of the total at June 30, 2020 and the net unrealized gains of $10,184,000 or 0.4% of the total at December 31, 2019. The increase in the net unrealized gains on securities held-to-maturity
related primarily to a decrease in interest rates. The gross unrealized losses relate primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2020 and December 31, 2019.
At June 30, 2020 and December 31, 2019, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
Federal Home Loan Bank of Boston Stock
The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews this investment for impairment based on the ultimate recoverability of the cost basis in the stock. During the first six months of 2020, the FHLBB redeemed $10,701,000 of FHLBB stock and the Company purchased $4,601,000 of FHLBB stock. As of June 30, 2020, there have been no indicators of impairment that would require further consideration of potential impairment.

Equity Securities
At June 30, 2020 equity securities totaled $1,669,000 compared to $1,688,000 at December 31, 2019.
Deposits and Borrowed Funds
On June 30, 2020, deposits totaled $5,111,968,000 representing a 16.2% increase from December 31, 2019. Total deposits increased primarily as a result of an increase in savings and NOW deposits, demand deposits, money market accounts, and time deposits. These types of deposits increased primarily from an increased customer base. Savings and NOW deposits increased mainly as a result of an increase in municipal NOW accounts, and corporate savings accounts. Demand deposits increased mainly as a result of increased corporate checking balances as a result of PPP loan proceed deposits. Money market accounts increased mainly as a result of an increase in corporate money market accounts. Time deposits increased primarily as a result of increased personal, corporate and municipal time deposits.
Borrowed funds totaled $357,457,000 at June 30, 2020 compared to $637,000,000 at December 31, 2019. Borrowed funds decreased mainly as a result of a decrease in borrowings from the FHLBB and a decrease in repurchase agreements. FHLBB borrowings decreased mainly as a result of an increase in deposits. Repurchase agreements decreased primarily as a result of short-term customer activity.
Stockholders’ Equity
At June 30, 2020, total equity was $352,202,000 compared to $332,581,000 on December 31, 2019. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by dividends paid. The Company’s leverage ratio stood at 6.92% on June 30, 2020, compared to 7.25% at December 31, 2019. The decrease in the leverage ratio was due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of June 30, 2020, was $63.26 as compared to $59.73 on December 31, 2019.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average annualized rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,501,889	$13,270	3.55%	$1,201,052	$13,354	4.46%
Loans tax-exempt	1,204,389	8,374	2.80%	1,118,523	10,542	3.78%
Securities available-for-sale (5):
Taxable	280,834	938	1.34%	280,421	2,187	3.12%
Tax-exempt	11,378	54	1.90%	49,161	368	2.99%
Securities held-to-maturity:
Taxable	2,370,522	15,222	2.57%	2,162,993	14,595	2.70%
Interest-bearing deposits in other banks	266,089	68	0.10%	153,665	927	2.41%

Total interest-earning assets	5,635,101	37,926	2.69%	4,965,815	41,973	3.38%
Non interest-earning assets	290,228			247,292
Allowance for loan losses	(31,477)			(29,018)

Total assets	$5,893,852			$5,184,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,143,571	$1,320	0.46%	$976,801	$2,533	1.04%
Savings accounts	803,135	798	0.40%	879,393	3,344	1.53%
Money market accounts	1,580,486	3,462	0.88%	1,270,205	5,412	1.71%
Time deposits	607,942	3,111	2.06%	502,717	2,893	2.31%

Total interest-bearing deposits	4,135,134	8,691	0.85%	3,629,116	14,182	1.57%
Securities sold under agreements to repurchase	206,764	309	0.60%	193,915	490	1.01%
Other borrowed funds and subordinated debentures	192,843	1,302	2.72%	230,887	1,770	3.07%

Total interest-bearing liabilities	4,534,741	10,302	0.91%	4,053,918	16,442	1.63%

Non-interest-bearing liabilities
Demand deposits	924,506			736,766
Other liabilities	87,756			79,723

Total liabilities	5,547,003			4,870,407

Stockholders’ equity	346,849			313,682

Total liabilities & stockholders’ equity	$5,893,852			$5,184,089

Net interest income on a fully taxable equivalent basis		27,624			25,531
Less taxable equivalent adjustment		(1,806)			(2,281)

Net interest income		$25,818			$23,250

Net interest spread (3)			1.78%			1.75%

Net interest margin (4)			1.97%			2.06%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average annualized rates earned or paid on a fully taxable equivalent basis for each of the six-month
periods indicated.

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,388,944	$26,751	3.87%	$1,191,966	$26,448	4.47%
Loans tax-exempt	1,188,176	19,163	3.24%	1,114,199	20,954	3.79%
Securities available-for-sale (5):
Taxable	271,583	2,520	1.86%	276,885	4,370	3.16%
Tax-exempt	10,509	191	3.63%	63,779	914	2.87%
Securities held-to-maturity:
Taxable	2,335,136	30,515	2.61%	2,121,043	28,383	2.68%
Interest-bearing deposits in other banks	220,008	678	0.62%	189,568	2,276	2.40%

Total interest-earning assets	5,414,356	79,818	2.96%	4,957,440	83,345	3.38%
Non interest-earning assets	287,825			247,276
Allowance for loan losses	(30,621)			(28,864)

Total assets	$5,671,560			$5,175,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,079,919	$3,573	0.67%	$939,767	$4,689	1.01%
Savings accounts	759,852	2,270	0.60%	894,511	6,653	1.50%
Money market accounts	1,530,442	9,034	1.19%	1,270,952	10,756	1.71%
Time deposits	598,669	6,283	2.11%	509,710	5,686	2.25%

Total interest-bearing deposits	3,968,882	21,160	1.07%	3,614,940	27,784	1.55%
Securities sold under agreements to repurchase	226,518	935	0.83%	181,252	875	0.97%
Other borrowed funds and subordinated debentures	205,341	2,801	2.74%	231,401	3,422	2.98%

Total interest-bearing liabilities	4,400,741	24,896	1.14%	4,027,593	32,081	1.61%

Non-interest-bearing liabilities
Demand deposits	841,339			759,653
Other liabilities	87,589			79,440

Total liabilities	5,329,669			4,866,686

Stockholders’ equity	341,891			309,166

Total liabilities & stockholders’ equity	$5,671,560			$5,175,852

Net interest income on a fully taxable equivalent basis		54,922			51,264
Less taxable equivalent adjustment		(3,903)			(4,576)

Net interest income		$51,019			$46,688

Net interest spread (3)			1.83%			1.76%

Net interest margin (4)			2.04%			2.09%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a
fully-tax
equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019			Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)			(in thousands)
Interest income:
Loans
Taxable	$2,950	$(3,034)	$(84)	$4,088	$(3,785)	$303
Tax-exempt	756	(2,924)	(2,168)	1,345	(3,136)	(1,791)
Securities available-for-sale
Taxable	3	(1,252)	(1,249)	(82)	(1,768)	(1,850)
Tax-exempt	(213)	(101)	(314)	(918)	195	(723)
Securities held-to-maturity
Taxable	1,355	(728)	627	2,810	(678)	2,132
Interest-bearing deposits in other banks	397	(1,256)	(859)	317	(1,915)	(1,598)

Total interest income	5,248	(9,295)	(4,047)	7,560	(11,087)	(3,527)

Interest expense:
Deposits
NOW accounts	375	(1,588)	(1,213)	628	(1,744)	(1,116)
Savings accounts	(268)	(2,278)	(2,546)	(880)	(3,503)	(4,383)
Money market accounts	1,104	(3,054)	(1,950)	1,938	(3,660)	(1,722)
Time deposits	557	(339)	218	960	(363)	597

Total interest-bearing deposits	1,768	(7,259)	(5,491)	2,646	(9,270)	(6,624)
Securities sold under agreements to repurchase	31	(212)	(181)	200	(140)	60
Other borrowed funds and subordinated debentures	(274)	(194)	(468)	(362)	(259)	(621)

Total interest expense	1,525	(7,665)	(6,140)	2,484	(9,669)	(7,185)

Change in net interest income	$3,723	$(1,630)	$2,093	$5,076	$(1,418)	$3,658

Net Interest Income
For the three months ended June 30, 2020, net interest income on a fully taxable equivalent basis totaled $27,624,000 compared to $25,531,000 for the same period in 2019, an increase of $2,093,000 or 8.2%. The increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. The net interest margin decreased from 2.06% on a fully tax-equivalent
basis for the second quarter of 2019 to 1.97% for the same period in 2020. This was primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve. The average balances of earning assets increased by $669,286,000 or 13.5%, combined with an average yield decrease of 0.69%, resulting in a decrease in interest income of $4,047,000 on a fully tax-equivalent
basis. The average balance of interest-bearing liabilities increased by $480,823,000 or 11.9%, combined with an average interest-bearing liabilities interest cost decrease of 0.72%, resulting in a decrease in interest expense of $6,140,000.
For the six months ended June 30, 2020, net interest income on a fully taxable equivalent basis totaled $54,922,000 compared to $51,264,000 for the same period in 2019, an increase of $3,658,000 or 7.1%. The increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. Prepayment penalties collected amounted to approximately $874,000 for the first six months of 2020 compared to $13,000 for the same period last year. The net interest margin decreased from 2.09% on a fully tax-equivalent
basis for the first six months of 2019 to 2.04% for the same period in 2020. This was primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve. The average balances of earning assets increased by $456,916,000 or 9.2%, combined with an average yield decrease of 0.42%, resulting in a decrease in interest income of $3,527,000. The average balance of interest-bearing liabilities increased by $373,148,000 million or 9.3%, combined with an average interest-bearing liabilities interest cost decrease of 0.47%, resulting in a decrease in interest expense of $7,185,000 million.

As illustrated in the table above, the main contributors to the increase in net interest income for the three and six-month
periods were a decrease in rates paid on interest-bearing deposits. The Company has decreased interest rates on these products as market rates have decreased. Securities held-to-maturity
income increased primarily as a result of an increase in volume. Securities available-for-sale,
interest-bearing deposits in other banks, and loan income decreased primarily from a decrease in rates paid on the portfolios. The Company has a sizable floating rate available-for-sale
and loan portfolio. These portfolios reprice as interest rates rise or fall.
Provision for Loan Losses
The provision for loan losses increased by $2,150,000 from $625,000 for the six months ended June 30, 2019 to $2,775,000 for the same period in 2020, primarily as a result of the economic uncertainties associated with the novel coronavirus disease (COVID–19) pandemic and increased loan balances. Further discussion relating to changes in portfolio composition is discussed in Note 4.
Non-Interest
Income and Expense
Other operating income for the quarter ended June 30, 2020 decreased by $956,000 from the same period last year to $4,041,000. This was mainly attributable to a decrease in other income of $490,000, a decrease in service charges on deposit accounts of $259,000, a decrease in gains on sales of loans of $139,000, and a decrease in lockbox fees of $68,000. Service charges on deposit accounts and lockbox income decreased as a result of a decrease in customer activity due in large part to the
COVID-19
pandemic. We anticipate that lockbox income and transaction fees will increase modestly as non-essential
businesses are gradually reopened. These businesses have been closed per order of the Governor of the Commonwealth of Massachusetts since March 24, 2020 and are reopening in a phased in process. Other income decreased mainly as a result of proceeds from life insurance policies during the second quarter of 2019. Also, there were no loan sales during the second quarter of 2020.
Other operating income for the six months ended June 30, 2020 decreased by $1,073,000 from the same period last year to $8,351,000. This was mainly attributable to a decrease in other income of $520,000, a decrease in service charges on deposit accounts of $172,000, a decrease in gains on sales of loans of $154,000, and a decrease in lockbox fees of $227,000. Service charges on deposit accounts and lockbox income decreased as a result of a decrease in customer activity due in large part to the
COVID-19
pandemic. Other income decreased mainly as a result of proceeds from life insurance policies during the second quarter of 2019.
For the quarter ended June 30, 2020, operating expenses decreased by $1,222,000 or 6.7% to $17,042,000, from the same period last year. This was primarily attributable to decreases in other expenses of $694,000, salaries and employee benefits of $629,000, and occupancy costs $66,000. This was offset, somewhat, by increases in equipment expenses of $167,000. Other expenses decreased mainly as a result of decreases in consultants’ expense, marketing expenses, and other real estate owned expenses. The decrease in salaries and employee benefits was mainly attributable to deferred origination costs associated with originating the SBA PPP loans during the quarter. This was offset, somewhat, by merit increases and an increase in pension costs. Equipment expense increased mainly from an increase in depreciation expense. Occupancy costs decreased primarily as a result of decreases in rent expense.
For the six months ended June 30, 2020, operating expenses decreased by $1,239,000 or 3.4% to $35,215,000, from the same period last year. This was primarily attributable to decreases in other expenses of $915,000, salaries and employee benefits of $293,000, and occupancy costs $252,000. This was offset, somewhat, by increases in equipment expenses of $221,000. Other expenses decreased mainly as a result of decreases in consultants’ expense, FDIC deposit assessments, marketing expenses, and other real estate owned expenses. The decrease in salaries and employee benefits was mainly attributable to deferred origination costs associated with originating the SBA PPP loans during the second quarter of 2020. This was offset, somewhat, by merit increases and an increase in pension costs. Equipment expense increased mainly from an increase in depreciation expense. Occupancy costs decreased primarily as a result of decreases in rent expense.
Income Taxes
For the second quarter of 2020, the Company’s income tax expense totaled $1,061,000 on pretax income of $11,117,000 resulting in an effective tax rate of 9.5%. For last year’s corresponding quarter, the Company’s income tax expense totaled $267,000 on pretax income of $9,733,000 resulting in an effective tax rate of 2.7%. This increase was primarily the result of an increase in taxable income relative to total income. For the six months ended June 30, 2020 the Company’s effective tax rate increased to 7.8% from 0.8% for the same period in 2019. This was primarily as a result of an increase in taxable income relative to total income and a reduction in tax accruals, during 2019, related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. On March 27, 2020, the Coronavirus, Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit will be utilized in 2020.

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
Item

4.
Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first six months of 2020 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
–
Other Information

Item 1
A number of legal claims against the Company arising in the normal course of business were outstanding at June 30, 2020. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

•	a decline in the demand for products and services;

•	an increase in loan delinquencies, problem assets and foreclosures;

•	a decline in collateral value;

•	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees has occurred in various areas of the Company and may continue to occur;

•	an increase in the allowance for loan losses has occurred and may continue to occur.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –
(a) – (b) Not applicable.
(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of Chairman, President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++101.	INS XBRL Instance Document

++101.	SCH XBRL Taxonomy Extension Schema

++101.	CAL XBRL Taxonomy Extension Calculation Linkbase

++101.	LAB XBRL Taxonomy Extension Label Linkbase

++101.	PRE XBRL Taxonomy Extension Presentation Linkbase

++101.	DEF XBRL Taxonomy Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++
As provided in Rule 406T of regulation
S-T,
this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on 10-Q
for the quarter ended June 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2020 and 2019; (v) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2020 and 2019; (vi) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vii) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2020	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Chairman, President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)