Form 10-Q
period 2020-09-30
CENTURY BANCORP INC
filed 2020-11-06
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
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
As of October 31, 2020, the Registrant had outstanding:

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

PART I – Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

Assets	September 30, 2020	December 31, 2019
Cash and due from banks	$101,679	$44,420
Federal funds sold and interest-bearing deposits in other banks	310,901	214,273

Total cash and cash equivalents	412,580	258,693
Securities available-for-sale, amortized cost $291,440 and $260,924, respectively	291,632	260,502
Securities held-to-maturity, fair value $2,484,947 and $2,361,304, respectively	2,407,176	2,351,120
Federal Home Loan Bank of Boston, stock at cost	13,361	19,471
Equity securities, cost $1,635 and $1,635, respectively	1,645	1,688
Loans, net:
Construction and land development	9,116	8,992
Commercial and industrial	1,315,407	812,417
Municipal	130,047	120,455
Commercial real estate	784,895	786,102
Residential real estate	443,703	371,897
Consumer and overdrafts	19,866	21,893
Home equity	287,099	304,363

Total loans, net	2,990,133	2,426,119
Less: allowance for loan losses	33,394	29,585

Net loans	2,956,739	2,396,534
Bank premises and equipment	37,340	33,952
Accrued interest receivable	13,223	13,110
Goodwill	2,714	2,714
Other assets	159,016	154,640

Total assets	$6,295,426	$5,492,424

Liabilities
Deposits:
Demand deposits	$991,590	$712,842
Savings and NOW deposits	1,932,339	1,678,250
Money market accounts	1,906,676	1,453,572
Time deposits	581,866	555,447

Total deposits	5,412,471	4,400,111
Securities sold under agreements to repurchase	231,030	266,045
Other borrowed funds	152,248	370,955
Subordinated debentures	36,083	36,083
Due to broker	9,977	—
Other liabilities	90,183	86,649

Total liabilities	5,931,992	5,159,843

Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,655,469 shares and 3,650,949 shares, respectively	3,656	3,651
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,912,440 shares and 1,916,960 shares respectively	1,912	1,917
Additional paid-in capital	12,292	12,292
Retained earnings	367,836	338,980

	385,696	356,840
Unrealized gains(losses) on securities available-for-sale, net of taxes	137	(308)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(1,341)	(1,812)
Pension liability, net of taxes	(21,058)	(22,139)

Total accumulated other comprehensive loss, net of taxes	(22,262)	(24,259)

Total stockholders’ equity	363,434	332,581

Total liabilities and stockholders’ equity	$6,295,426	$5,492,424

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income
Loans	$21,431	$22,117	$63,478	$65,106
Securities held-to-maturity	14,186	14,623	44,701	43,006
Securities available-for-sale	818	2,184	3,493	7,305
Federal funds sold and interest-bearing deposits in other banks	69	928	747	3,204

Total interest income	36,504	39,852	112,419	118,621

Interest expense
Savings and NOW deposits	1,726	5,445	7,569	16,788
Money market accounts	3,056	5,050	12,090	15,805
Time deposits	2,858	3,038	9,141	8,724
Securities sold under agreements to repurchase	241	697	1,176	1,572
Other borrowed funds and subordinated debentures	1,292	1,852	4,093	5,274

Total interest expense	9,173	16,082	34,069	48,163

Net interest income	27,331	23,770	78,350	70,458
Provision for loan losses	900	75	3,675	700

Net interest income after provision for loan losses	26,431	23,695	74,675	69,758
Other operating income
Service charges on deposit accounts	2,239	2,310	6,558	6,801
Lockbox fees	996	937	2,850	3,018
Net gains on sales of securities	—	53	—	61
Gains on sales of mortgage loans	—	—	—	154
Other income	934	986	3,112	3,676

Total other operating income	4,169	4,286	12,520	13,710

Operating expenses
Salaries and employee benefits	11,362	10,670	33,020	32,621
Occupancy	1,477	1,463	4,448	4,686
Equipment	809	862	2,608	2,440
FDIC assessments	410	—	720	723
Other	4,109	4,467	12,586	13,447

Total operating expenses	18,167	17,462	53,382	53,917

Income before income taxes	12,433	10,519	33,813	29,551
Provision for income taxes	1,546	435	3,204	584

Net income	$10,887	$10,084	$30,609	$28,967

Share data:
Weighted average number of shares outstanding, basic
Class A	3,655,469	3,650,449	3,653,429	3,627,076
Class B	1,912,440	1,917,460	1,914,480	1,940,833
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,912,440	1,917,460	1,914,480	1,940,833
Basic earnings per share:
Class A	$2.36	$2.19	$6.64	$6.30
Class B	$1.18	$1.09	$3.32	$3.15
Diluted earnings per share
Class A	$1.96	$1.81	$5.50	$5.20
Class B	$1.18	$1.09	$3.32	$3.15
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three months ended September 30,
	2020	2019
Net income	$10,887	$10,084
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized gains arising during period	486	113
Less: reclassification adjustment for gains included in net income	—	(39)

Total unrealized gains on securities	486	74
Accretion of net unrealized losses transferred	145	155
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	360	263

Other comprehensive income	991	492

Comprehensive income	$11,878	$10,576

	Nine months ended September 30,
	2020	2019
Net income	$30,609	$28,967
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	445	(112)
Less: reclassification adjustment for gains included in net income	—	(44)

Total unrealized gains (losses) on securities	445	(156)
Accretion of net unrealized losses transferred	471	574
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	1,081	790

Other comprehensive income	1,997	1,208

Comprehensive income	$32,606	$30,175

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended September 30, 2020 and 2019

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at June 30, 2019	$3,620	$1,948	$12,292	$319,270	$(18,193)	$318,937
Net income	—	—	—	10,084	—	10,084
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $23 in taxes and $53 in realized gains	—	—	—	—	74	74
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $54 in taxes	—	—	—	—	155	155
Pension liability adjustment, net of $103 in taxes	—	—	—	—	263	263
Conversion of Class B Common Stock to Class A Common Stock, 30,000 shares	30	(30)	—	—	—	—
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(438)	—	(438)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(115)	—	(115)

Balance at September 30, 2019	$3,650	$1,918	$12,292	$328,801	$(17,701)	$328,960

Balance at June 30, 2020	$3,653	$1,915	$12,292	$357,595	$(23,253)	$352,202
Net income	—	—	—	10,887		10,887
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $181 in taxes	—	—	—	—	486	486
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $51 in taxes	—	—	—	—	145	145
Pension liability adjustment, net of $142 in taxes	—	—	—	—	360	360
Conversion of Class B Common Stock to Class A Common Stock, 3,000 shares	3	(3)	—	—	—	—
Cash dividends paid, Class A common stock, $0.14 per share	—	—	—	(512)	—	(512)
Cash dividends paid, Class B common stock, $0.07 per share	—	—	—	(134)	—	(134)

Balance at September 30, 2020	$3,656	$1,912	$12,292	$367,836	$(22,262)	$363,434

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Nine Months Ended September 30, 2020 and 2019

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439
Net income	—	—	—	28,967	—	28,967
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $52 in taxes and $61 in realized gains	—	—	—	—	(156)	(156)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $205 in taxes	—	—	—	—	574	574
Pension liability adjustment, net of $309 in taxes	—	—	—	—	790	790
Conversion of Class B Common Stock to Class A Common Stock, 42,120 shares	42	(42)	—	—	—	—
Cash dividends paid, Class A common stock, $.36 per share	—	—	—	(1,304)	—	(1,304)
Cash dividends paid, Class B common stock, $.18 per share	—	—	—	(350)	—	(350)

Balance at September 30, 2019	$3,650	$1,918	$12,292	$328,801	$(17,701)	$328,960

Balance at December 31, 2019	$3,651	$1,917	$12,292	$338,980	$(24,259)	$332,581
Net income	—	—	—	30,609		30,609
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during period, net of $169 in taxes	—	—	—	—	445	445
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $166 in taxes	—	—	—	—	471	471
Pension liability adjustment, net of $422 in taxes	—	—	—	—	1,081	1,081
Conversion of Class B Common Stock to Class A Common Stock, 4,520 shares	5	(5)	—	—	—	—
Cash dividends paid, Class A common stock, $0.38 per share	—	—	—	(1,389)	—	(1,389)
Cash dividends paid, Class B common stock, $0.19 per share	—	—	—	(364)	—	(364)

Balance at September 30, 2020	$3,656	$1,912	$12,292	$367,836	$(22,262)	$363,434

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2020 and 2019

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,609	$28,967
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of mortgage loans	—	(154)
Net gains on sales of securities	—	(61)
Net loss (gain) on equity securities	43	(76)
Provision for loan losses	3,675	700
Deferred income taxes	(1,487)	(593)
Net depreciation and amortization	(1,167)	(1,693)
(Increase) decrease in accrued interest receivable	(113)	1,131
Decrease (increase) in other assets	3,897	(1,037)
Increase in other liabilities	3,396	2,029

Net cash provided by operating activities	38,853	29,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	10,836	13,801
Purchase of Federal Home Loan Bank of Boston stock	(4,726)	(9,852)
Proceeds from calls/maturities of securities available-for-sale	57,493	115,574
Proceeds from sales of securities available-for-sale	—	16,285
Purchase of securities available-for-sale	(87,751)	(57,005)
Proceeds from calls/maturities of securities held-to-maturity	596,043	313,358
Purchase of securities held-to-maturity	(638,023)	(427,124)
Proceeds from sales of securities held-to-maturity	—	1,194
(Purchases) proceeds from life insurance policies	(6,000)	5,124
Net increase in loans	(563,850)	(98,915)
Proceeds from sales of portfolio loans	—	8,871
Capital expenditures	(5,873)	(9,962)

Net cash used in investing activities	(641,851)	(128,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	26,419	(27,505)
Net increase (decrease) in demand, savings, money market and NOW deposits	985,941	(39,606)
Cash dividends	(1,753)	(1,654)
Net (decrease) increase in securities sold under agreements to repurchase	(35,015)	152,995
Net (decrease) increase in other borrowed funds	(218,707)	6,810

Net cash provided by financing activities	756,885	91,040

Net increase (decrease) in cash and cash equivalents	153,887	(8,398)
Cash and cash equivalents at beginning of period	258,693	342,503

Cash and cash equivalents at end of period	$412,580	$334,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$34,384	$48,127
Income taxes	1,750	(6,604)
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	445	(156)
Change in unrealized gains (losses) on securities transferred to held-to-maturity, net of taxes	471	574
Pension liability adjustment, net of taxes	1,081	790
Change in due to broker	9,977	—
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Nine Months Ended September 30, 2020 and 2019
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
Material estimates that are susceptible to change in the near term relate to the allowance for loan losses. Management believes that the allowance for loan losses is adequate based on a review of factors, including historical charge-off
rates with additional allocations based on qualitative risk factors for each category and general economic factors. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. Certain risks and uncertainties remain in the allowance for loan losses as a result of the
COVID-19
pandemic that occurred during 2020. Future provision levels will be dependent upon the length of the economic disruption and the effectiveness of government programs to mitigate the economic impact. In addition, regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Note 2. Securities
Available-for-Sale

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
SBA Backed Securities	$46,147	$—	$282	$45,865	$54,331	$23	$143	$54,211
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	189,531	767	394	189,904	184,580	139	532	184,187
Privately Issued Residential Mortgage-Backed Securities	347	1	7	341	397	1	2	396
Obligations Issued by States and Political Subdivisions	48,815	—	—	48,815	18,016	60	—	18,076
Other Debt Securities	6,600	113	6	6,707	3,600	51	19	3,632

Total	$291,440	$881	$689	$291,632	$260,924	$274	$696	$260,502

Included in SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $196,225,000 and $186,245,000 at September 30, 2020 and December 31, 2019, respectively. Also included in securities available-for-sale
are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston amounting to $30,112,000 and $32,297,000 at September 30, 2020 and December 31, 2019, respectively. Also included in securities available-for-sale
are securities at fair value pledged for borrowing at the Federal Reserve Bank discount window $9,433,000 and $0 at September 30, 2020 and December 31, 2019, respectively. There were no sales of available-for-sale
securities for the nine months ended September 30, 2020. The Company realized gross gains of $13,000 from the proceeds of $16,285,000 from the sales of available-for-sale
securities for the nine months ended September 30, 2019.
Debt securities of U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities available-for-sale
at September 30, 2020.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$52,775	$52,763
After one but within five years	124,574	125,000
After five but within ten years	97,505	97,430
More than 10 years	16,586	16,439

Total	$291,440	$291,632

The weighted average remaining life of investment securities available-for-sale
at September 30, 2020 was 4.7 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $236,600,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of September 30, 2020 and December 31, 2019, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020 or December 31, 2019.

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
The following table shows the temporarily impaired securities of the Company’s available-for-sale
portfolio at September 30, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 14 and 20 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 148 holdings at September 30, 2020.

	September 30, 2020
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
SBA Backed Securities	$16,625	$50	$29,240	$232	$45,865	$282
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	29,870	156	33,686	238	63,556	394
Privately Issued Residential Mortgage-Backed Securities	219	7	—	—	219	7
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	—	—	1,294	6	1,294	6

Total temporarily impaired securities	$46,714	$213	$64,220	$476	$110,934	$689

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

	December 31, 2019
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
SBA Backed Securities	$14,560	$30	$22,092	$113	$36,652	$143
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	108,806	379	29,178	153	137,984	532
Privately Issued Residential Mortgage-Backed Securities	252	2	—	—	252	2
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	800	1	481	18	1,281	19

Total temporarily impaired securities	$124,418	$412	$51,751	$284	$176,169	$696

Note 3. Investment Securities
Held-to-Maturity

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$248,211	$594	$494	$248,311	$98,867	$527	$96	$99,298
SBA Backed Securities	39,384	2,375	—	41,759	44,379	182	303	44,258
U.S. Government Sponsored Enterprises Mortgage- Backed Securities	2,119,581	76,185	889	2,194,877	2,207,874	20,720	10,846	2,217,748

Total	$2,407,176	$79,154	$1,383	$2,484,947	$2,351,120	$21,429	$11,245	$2,361,304

Included in total investment securities
held-to-maturity
are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,722,363,000 and $1,776,399,000 at September 30, 2020 and December 31, 2019, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank of Boston at fair value amounting to $597,810,000 and $399,646,000 at September 30, 2020 and December 31, 2019, respectively. Also included in investment securities held-to-maturity
are securities at fair value pledged for borrowing at the Federal Reserve Bank discount window of $156,360,000 and $0 at September 30, 2020 and December 31, 2019, respectively. There were no sales of held-to-maturity
securities for the nine months ended September 30, 2020. The Company realized gross gains of $48,000 from the proceeds of $1,194,000 from the sales of held-to-maturity
securities for the nine months ended September 30, 2019. The sales of securities held-to-maturity
relate to certain mortgage backed securities for which the company has previously collected a substantial portion of its principal investment.
At September 30, 2020 and December 31, 2019, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity
at September 30, 2020.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$64,436	$64,929
After one but within five years	1,954,304	2,018,674
After five but within ten years	385,428	397,910
More than ten years	3,008	3,434

Total	$2,407,176	$2,484,947

The weighted average remaining life of investment securities held-to-maturity
at September 30, 2020 was 3.6 years. Included in the weighted average remaining life calculation at September 30, 2020 were $207,730,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $89,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of September 30, 2020 and December 31, 2019, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020 or December 31, 2019. In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

The following table shows the temporarily impaired securities of the Company’s held-to-maturity
portfolio September 30, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 30 and 3 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 576 holdings at September 30, 2020.

	September 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
SBA Backed Securities	$—	$—	$—	$—	$—	$—
US Government Sponsored Enterprises Mortgage-Backed Securities	128,240	494	—	—	128,240	494
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	129,158	840	4,176	49	133,334	889

Total temporarily impaired securities	$257,398	$1,334	$4,176	$49	$261,574	$1,383

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
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Nine months ended
	2020	2019	2020	2019
	(in thousands)
Allowance for loan losses, beginning of period	$32,516	$29,070	$29,585	$28,543
Loans charged off	(41)	(118)	(120)	(336)
Recoveries on loans previously charged-off	19	70	254	190

Net recoveries (charge-offs)	(22)	(48)	134	(146)
Provision charged to expense	900	75	3,675	700

Allowance for loan losses, end of period	$33,394	$29,097	$33,394	$29,097

Further information pertaining to the allowance for loan losses for the three months ending September 30, 2020 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
Allowance for loan losses:	(in thousands)
Balance at June 30, 2020	$289	$13,121	$2,868	$11,303	$3,094	$289	$1,465	$87	$32,516
Charge-offs	—	(20)	—	—	—	(21)	—	—	(41)
Recoveries	—	12	—	—	—	7	—	—	19
Provision	76	2,731	(300)	(522)	(958)	35	(200)	38	900

Ending balance at September 30, 2020	$365	$15,844	$2,568	$10,781	$2,136	$310	$1,265	$125	$33,394

Amount of allowance for loan losses for loans deemed to be impaired	$—	$12	$—	$75	$—	$—	$—	$—	$87

Amount of allowance for loan losses for loans not deemed to be impaired	$365	$15,832	$2,568	$10,706	$2,136	$310	$1,265	$125	$33,307

Loans:
Ending balance	$9,116	$1,315,407	$130,047	$784,895	$443,703	$19,866	$287,099	$—	$2,990,133

Loans deemed to be impaired	$—	$160	$—	$2,675	$236	$—	$—	$—	$3,071

Loans not deemed to be impaired	$9,116	$1,315,247	$130,047	$782,220	$443,467	$19,866	$287,099	$—	$2,987,062

Further information pertaining to the allowance for loan losses for the nine months ending September 30, 2020 is as follows:
	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
Allowance for loan losses:	(in thousands)
Balance at December 31, 2019	$331	$11,596	$2,566	$11,464	$2,194	$312	$1,065	$57	$29,585
Charge-offs	—	(31)	—	—	—	(89)	—	—	(120)
Recoveries	—	182	—	—	—	67	5	—	254
Provision	34	4,097	2	(683)	(58)	20	195	68	3,675

Ending balance at September 30, 2020	$365	$15,844	$2,568	$10,781	$2,136	$310	$1,265	$125	$33,394

Amount of allowance for loan losses for loans deemed to be impaired	$—	$12	$—	$75	$—	$—	$—	$—	$87

Amount of allowance for loan losses for loans not deemed to be impaired	$365	$15,832	$2,568	$10,706	$2,136	$310	$1,265	$125	$33,307

Loans:
Ending balance	$9,116	$1,315,407	$130,047	$784,895	$443,703	$19,866	$287,099	$—	$2,990,133

Loans deemed to be impaired	$—	$160	$—	$2,675	$236	$—	$—	$—	$3,071

Loans not deemed to be impaired	$9,116	$1,315,247	$130,047	$782,220	$443,467	$19,866	$287,099	$—	$2,987,062

The allocations for the provision for loan losses increased for the three and nine months ended September 30, 2020, primarily as a result of the economic uncertainties associated with the novel coronavirus disease (COVID–19) pandemic and increased loan balances. During the nine months ending September 30, 2020, the Company’s provision was primarily attributable to an increase in commercial and industrial, offset, somewhat, by a decrease in commercial real estate. During the three months ending September 30, 2020, the Company’s provision was primarily attributable to an increase in commercial and industrial, offset, somewhat, by a decrease in commercial real estate, residential real estate, and municipal balances. As of September 30, 2020, the Company’s U.S. Small Business Administration (SBA) Payroll Protection Program (PPP) loans totaled approximately 1,324 loans for approximately $232 million. These types of loans are categorized as commercial and industrial and are 100% guaranteed by the SBA and require no allowance for loan losses.

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

During the nine months ending September 30, 2019, the Company’s provision was primarily attributable to an increase in municipal, commercial and industrial, and commercial real estate balances offset, somewhat, by a decrease in construction and land development balances. During the three months ending September 30, 2019, the Company’s provision was primarily attributable to an increase in municipal balances offset, somewhat, by a decrease in construction and land development balances. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data. Overall, there were improvements in historical loss rates.

The Company utilizes a six grade internal loan rating system for commercial real estate, construction, commercial, and municipal loans as follows:
Loans rated
1-3
(Pass):
Loans in this category are considered “pass” rated loans with low to average risk.
Loans rated 4 (Monitor):
These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of September 30, 2020 and December 31, 2019.
Loans rated 5 (Substandard):
Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of September 30, 2020 and December 31, 2019.
Loans rated 6 (Doubtful):
Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of September 30, 2020 and December 31, 2019 and full collectability is doubtful.
Impaired:
Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.
The following table presents the Company’s loans by risk rating at September 30, 2020.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
Grade:	(in thousands)
1-3 (Pass)	$9,116	$1,308,693	$130,047	$757,953
4 (Monitor)	—	6,554	—	24,267
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	160	—	2,675

Total	$9,116	$1,315,407	$130,047	$784,895

The following table presents the Company’s loans by risk rating at December 31, 2019.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
Grade:	(in thousands)
1-3 (Pass)	$8,992	$807,486	$120,455	$759,402
4 (Monitor)	—	4,025	—	24,354
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	906	—	2,346

Total	$8,992	$812,417	$120,455	$786,102

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2020 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$647,056	$64,806	$38,365	$750,227
A1 – A3	184,409	7,228	145,467	337,104
Baa1 – Baa3	50,000	51,133	140,486	241,619
Ba2	—	5,080	—	5,080

Total	$881,465	$128,247	$324,318	$1,334,030

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2019.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$523,644	$53,273	$40,437	$617,354
A1 – A3	186,044	7,354	148,346	341,744
Baa1 – Baa3	—	51,133	144,711	195,844
Ba2	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

The Company utilized payment performance as credit quality indicators for the loan types listed below. The indicators are depicted in the table “aging of past due loans,” below.
Further information pertaining to the allowance for loan losses at September 30, 2020 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$9,116	$9,116
Commercial and industrial	623	3	—	626	1,314,781	1,315,407
Municipal	—	—	—	—	130,047	130,047
Commercial real estate	3,596	593	49	4,238	780,657	784,895
Residential real estate	569	532	—	1,101	442,602	443,703
Consumer and overdrafts	15	—	—	15	19,851	19,866
Home equity	1,206	291	—	1,497	285,602	287,099

Total	$6,009	$1,419	$49	$7,477	$2,982,656	$2,990,133

Further information pertaining to the allowance for loan losses at December 31, 2019 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$8,992	$8,992
Commercial and industrial	227	400	—	627	811,790	812,417
Municipal	—	—	—	—	120,455	120,455
Commercial real estate	840	492	—	1,332	784,770	786,102
Residential real estate	1,563	683	—	2,246	369,651	371,897
Consumer and overdrafts	18	4	—	22	21,871	21,893
Home equity	603	435	—	1,038	303,325	304,363

Total	$3,251	$2,014	$—	$5,265	$2,420,854	$2,426,119

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

The following is information pertaining to impaired loans for September 30, 2020:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/20	Interest Income Recognized for 3 Months Ending 9/30/20	Average Carrying Value for 9 Months Ending 9/30/20	Interest Income Recognized for 9 Months Ending 9/30/20
With no required reserve recorded:	(in thousands)
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	67	88	—	73	—	288	2
Municipal	—	—	—	—	—	—	—
Commercial real estate	592	624	—	601	—	365	—
Residential real estate	236	236	—	236	—	118	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$895	$948	$—	$910	$—	$771	$2

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	93	93	12	100	1	95	3
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,083	2,209	75	2,094	21	2,140	65
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,176	$2,302	$87	$2,194	$22	$2,235	$68

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	160	181	12	173	1	383	5
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,675	2,833	75	2,695	21	2,505	65
Residential real estate	236	236	—	236	—	118	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$3,071	$3,250	$87	$3,104	$22	$3,006	$70

The following is information pertaining to impaired loans for September 30, 2019:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 9/30/19	Interest Income Recognized for 3 Months Ending 9/30/19	Average Carrying Value for 9 Months Ending 9/30/19	Interest Income Recognized for 9 Months Ending 9/30/19
With no required reserve recorded:	(in thousands)
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	87	306	—	89	2	87	6
Municipal	—	—	—	—	—	—	—
Commercial real estate	167	194	—	729	—	529	—
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$254	$500	$—	$818	$2	$616	$6

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	116	116	2	310	2	299	6
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,206	2,326	86	2,140	23	2,350	67
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,322	$2,442	$88	$2,450	$25	$2,649	$73

Total:
Construction and land development	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	203	422	2	399	4	386	12
Municipal	—	—	—	—	—	—	—
Commercial real estate	2,373	2,520	86	2,869	23	2,879	67
Residential real estate	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Total	$2,576	$2,942	$88	$3,268	$27	$3,265	$79

Troubled debt restructurings (“TDR”) are identified as modifications in which a concession was granted to a customer who was having financial difficulties. This concession may be below market rate, longer amortization/term, or a lower payment amount. The present value calculation of the modifications did not result in an increase in the allowance for these loans beyond any previously established allocations.
There was no TDR that occurred during the nine-month period ended September 30, 2020. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first nine months of 2020.
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

As of September 30, 2020, and as a result of
COVID-19
loan modifications, the Company has modifications of 33 loans aggregating $37,987,000, primarily consisting of short-term payment deferrals. Of these modifications, $37,987,000, or 100%, were performing in accordance with their modified terms.
There was no troubled debt restructuring that occurred during the nine-month period ended September 30, 2019. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during the first nine months of 2019.
Note 5. Reclassifications Out of Accumulated Other Comprehensive Income (a)
Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$54		Net gains on sales of investments
	—		(15)		Provision for income taxes

	$—		$39		Net income

Accretion of unrealized losses transferred	$(196)		$(209)		Interest on securities held-to-maturity
	51		54		Provision for income taxes

	$(145)		$(155)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(29)	(b)	$(29)	(b)	Salaries and employee benefits
Actuarial gains (losses)	(472)	(b)	(337)	(b)	Salaries and employee benefits

Total before tax	(501)		(366)		Income before taxes

Tax (expense) or benefit	141		103		Provision for income taxes

Net of tax	$(360)		$(263)		Net income

Details about Accumulated Other Comprehensive Income Components	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019		Affected Line Item in the Statement where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$—		$61		Net gains on sales of investments
	—		(17)		Provision for income taxes

	$—		$44		Net income

Accretion of unrealized losses transferred	$(637)		$(779)		Interest on securities held-to-maturity
	166		205		Provision for income taxes

	$(471)		$(574)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(86)	(b)	$(86)	(b)	Salaries and employee benefits
Actuarial gains (losses)	(1,417)	(b)	(1,013)	(b)	Salaries and employee benefits

Total before tax	(1,503)		(1,099)		Income before taxes

Tax (expense) or benefit	422		309		Provision for income taxes

Net of tax	$(1,081)		$(790)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Employee Benefits footnote (Note 7) for additional details).

Note 6. Earnings per Share (“EPS”)
Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.
Diluted EPS includes the dilutive effect of common stock equivalents and assumes the conversion of all Class B common stock; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended September 30, 2020 and 2019.
The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except share and per share data)	2020	2019	2020	2019
Basic EPS Computation:
Numerator:
Net income, Class A	$8,630	$7,986	$24,254	$22,853
Net income, Class B	2,257	2,098	6,355	6,114
Denominator:
Weighted average shares outstanding, Class A	3,655,469	3,650,449	3,653,429	3,627,076
Weighted average shares outstanding, Class B	1,912,440	1,917,460	1,914,480	1,940,833
Basic EPS, Class A	$2.36	$2.19	$6.64	$6.30
Basic EPS, Class B	1.18	1.09	3.32	3.15

Diluted EPS Computation:
Numerator:
Net income, Class A	$8,630	$7,986	$24,254	$22,853
Net income, Class B	2,257	2,098	6,355	6,114

Total net income, for diluted EPS, Class A computation	10,887	10,084	30,609	28,967
Denominator:
Weighted average shares outstanding, basic, Class A	3,655,469	3,650,449	3,653,429	3,627,076
Weighted average shares outstanding, Class B	1,912,440	1,917,460	1,914,480	1,940,833

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,912,440	1,917,460	1,914,480	1,940,833
Diluted EPS, Class A	$1.96	$1.81	$5.50	$5.20
Diluted EPS, Class B	1.18	1.09	3.32	3.15

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

Components of Net Periodic Benefit Cost for the Three Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2020	2019	2020	2019
	(in thousands)
Service cost	$344	$276	$353	$256
Interest	450	473	466	482
Expected return on plan assets	(952)	(819)	—	—
Recognized prior service cost (benefit)	—	—	29	28
Recognized net actuarial losses	261	229	211	109

Net periodic benefit (credit) cost	$103	$159	$1,059	$875

Components of Net Periodic Benefit Cost for the Nine Months Ended September 30,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2020	2019	2020	2019
	(in thousands)
Service cost	$1,032	$828	$1,059	$768
Interest	1,350	1,419	1,398	1,445
Expected return on plan assets	(2,856)	(2,457)	—	—
Recognized prior service cost (benefit)	—	—	87	86
Recognized net actuarial losses	783	687	633	326

Net periodic benefit (credit) cost	$309	$477	$3,177	$2,625

Approximately $1,395,000 and $1,506,000 of costs other than service costs, from the table above, are included in other expenses with the remaining cost included in salaries and employee benefits, for the nine months ended September 30, 2020 and 2019, respectively.
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
The results of the fair value hierarchy as of September 30, 2020, are as follows:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis
Securities AFS
SBA Backed Securities	$45,865	$—	$45,865	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	189,904	—	189,904	—
Privately Issued Residential Mortgage- Backed Securities	341	—	341	—
Obligations Issued by States and Political Subdivisions	48,815	—	—	48,815
Other Debt Securities	6,707	—	6,707	—

Total	$291,632	$—	$242,817	$48,815

Equity Securities	$1,645	$276	$1,369	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$828	$—	$—	$828
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
Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. All impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) related to impaired loans recognized for the three and nine month periods ended September 30, 2020 amounted to $0 and ($9,000), respectively.
There were no transfers between level 1, 2 and 3 for the nine months ended September 30, 2020. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the nine months ended September 30, 2020.

The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands). Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS	$48,815	Discounted cash flow	Discount rate	0%-1% (3)
Impaired Loans	$828	Appraisal of collateral (1)	Appraisal adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
(3)	Weighted averages.
The changes in Level 3 securities for the nine month period ended September 30, 2020 are shown in the table below:

Obligations Issued by States & Political Subdivisions
Balance at December 31, 2019	$13,301
Purchases	53,903
Maturities and calls	(18,357)
Amortization	(32)

Balance at September 30, 2020	$48,815

The amortized cost of Level 3 securities was $48,815,000 at September 30, 2020 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The fair value of impaired loans decreased by $49,000, for the first nine months of 2020, mainly attributable to one loan that was paid down.
The changes in Level 3 securities for the nine month period ended September 30, 2019, are shown in the table below:

Obligations Issued by States & Political Subdivisions
Balance at December 31, 2018	$88,728
Purchases	13,290
Maturities and calls	(78,196)
Amortization	(21)
Changes in fair value	—

Balance at September 30, 2019	$23,801

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

The results of the fair value hierarchy as of December 31, 2019, are as follows:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis:
SBA Backed Securities	$54,211	$—	$54,211	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	184,187	—	184,187	—
Privately Issued Residential Mortgage- Backed Securities	396	—	396	—
Obligations Issued by States and Political Subdivisions	18,076	—	4,775	13,301
Other Debt Securities	3,632		3,632	—

Total	$260,502	$—	$247,201	$13,301

Financial Instruments Measured at Fair Value on a Recurring Basis Equity Securities	$1,688	$343	$1,345	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis Impaired Loans	$877	$—	$—	$877
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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity
deposits, short-term borrowings and accrued interest payable.

September 30, 2020	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$2,407,176	$2,484,947	$—	$2,484,947	$—
Loans (1)	2,956,739	2,885,187	—	—	2,885,187
Financial liabilities:
Time deposits	581,866	596,675	—	596,675	—
Other borrowed funds	152,248	159,690	—	159,690	—
Subordinated debentures	36,083	36,083	—	36,083	—

December 31, 2019
Financial assets:
Securities held-to-maturity	$2,351,120	$2,361,304	$—	$2,361,304	$—
Loans (1)	2,396,534	2,424,770	—	—	2,424,770
Financial liabilities:
Time deposits	555,447	560,746	—	560,746	—
Other borrowed funds	370,955	374,531	—	374,531	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.
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

	Nine Months Ended 9/30/2020	Revenue from Contracts in Scope of Topic 606	Nine Months Ended 9/30/2019	Revenue from Contracts in Scope of Topic 606

	(dollars in thousands)
Total net interest income	$78,350	$—	$70,458	$—

Noninterest income:
Service charges on deposit accounts	6,558	6,558	6,801	6,801
Lockbox fees	2,850	2,850	3,018	3,018
Net gains on sales of securities	—	—	61	—
Gains on sales of mortgage loans	—	—	154	—
Other income	3,112	1,738	3,676	2,338

Total noninterest income	12,520	11,146	13,710	12,157

Total revenues	$90,870	$11,146	$84,168	$12,157

	Three Months Ended 9/30/2020	Revenue from Contracts in Scope of Topic 606	Three Months Ended 9/30/2019	Revenue from Contracts in Scope of Topic 606

	(dollars in thousands)
Total interest income	$27,331	$—	$23,770	$—

Noninterest income:
Service charges on deposit accounts	2,239	2,239	2,310	2,310
Lockbox fees	996	996	937	937
Net gains on sales of securities	—	—	53	—
Gains on sales of mortgage loans	—	—	—	—
Other income	934	580	986	728

Total noninterest income	4,169	3,815	4,286	3,975

Total revenues	$31,500	$3,815	$28,056	$3,975

The following table provides information about receivables with customers.

	September 30, 2020	December 31, 2019
(dollars in thousands)
Receivables, which are included in “Other assets”	$1,362	$1,200
Note 11. Leases
The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 32 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2022 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $30,000 for the nine months ended September 30, 2020. Variable lease costs include costs that are not included in the lease liability.
The components of lease expense were as follows:

	Three Months Ended 9/30/2020	Nine Months Ended 9/30/2020	Three Months Ended 9/30/2019	Nine Months Ended 9/30/2019

(in thousands)
Operating lease cost	$546	$1,638	$550	$1,676
Variable lease cost	135	441	121	405

Total lease cost	$681	$2,079	$671	$2,081

Supplemental cash flow information related to leases was as follows:

	Three Months Ended 9/30/2020	Nine Months Ended 9/30/2020	Three Months Ended 9/30/2019	Nine Months Ended 9/30/2019

(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$529	$1,586	$528	$1,605

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$431	$1,306	$433	$1,318

Supplemental balance sheet information related to leases was as follows:

	9/30/2020	12/31/2019
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$14,124	$12,521
Operating lease liabilities	$14,332	$12,690
Weighted Average Remaining Lease Term:
Operating Leases	11 Years	11 Years
Weighted Average Discount Rate:
Operating Leases	3.1%	3.5%
A summary of future minimum rental payments under such leases as the dates indicated follows:

	Minimum Rental Payments
	September 30, 2020	December 31, 2019
	(in thousands)
Year Ending December 31, 2020	$397	$2,030
2021	2,127	1,754
2022	1,975	1,603
2023	1,920	1,545
2024	1,666	1,277
Thereafter	8,565	7,312

Total lease payments	$16,650	$15,521

Less imputed interest	(2,318)	(2,831)

Present value of lease liability	$14,332	$12,690

September 30, 2020 minimum rental payments represent three months of rental payments remaining in calendar year 2020.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At September 30, 2020, the Company had total assets of $6.3 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized
businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut and New York.
The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income and fees from loans, deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes and the relative levels of interest rates and economic activity. The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit
organizations and individuals. It emphasizes service to small and medium sized businesses and retail customers in its market area. In recent years, the Company has increased business to larger institutions, specifically, healthcare and higher education. The Company makes commercial loans, real estate and construction loans and consumerloans, and accepts savings, time, and demand deposits. In addition, the Company offers its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full-service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a third party full-service securities brokerage business.
The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island composed of approximately 302 government entities.
Net income for the nine months ended September 30, 2020, was $30,609,000 or $5.50 per Class A share diluted, an increase of 5.7% compared to net income of $28,967,000, or $5.20 per Class A share diluted, for the same period a year ago.
Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended September 30,
	2020	2019
Basic EPS – Class A common	$2.36	$2.19
Basic EPS – Class B common	$1.18	$1.09
Diluted EPS – Class A common	$1.96	$1.81
Diluted EPS – Class B common	$1.18	$1.09

	Nine Months Ended September 30,
	2020	2019
Basic EPS – Class A common	$6.64	$6.30
Basic EPS – Class B common	$3.32	$3.15
Diluted EPS – Class A common	$5.50	$5.20
Diluted EPS – Class B common	$3.32	$3.15
Net interest income totaled $78,400,000 for the nine months ended September 30, 2020 compared to $70,500,000 for the same period in 2019. The 11.2% increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. Prepayment penalties collected amounted to approximately $946,000 for the first nine months of 2020 compared to $18,000 for the same period last year. The net interest margin decreased from 2.08% on a fully tax-equivalent
basis for the first nine months of 2019 to 2.01% for the same period in 2020. This was primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve.
The average balances of earning assets increased for the first nine months of 2020 compared to the same period last year, by $609,000,000 or 12.3%, combined with an average yield decrease of 0.55%, resulting in a decrease in interest income of $6,200,000. The average balance of interest-bearing liabilities increased for the first nine months of 2020 compared to the same period last year, by $486,900,000 or 12.1%, combined with an average interest-bearing liabilities interest cost decrease of 0.59%, resulting in a decrease in interest expense of $14,100,000.
The trends in the net interest margin are illustrated in the graph below

The margin remained relatively stable for the first three quarters of 2018. During the fourth quarter of 2018 and first and second quarters of 2019, the Company increased its average interest-bearing deposits and average earning assets. This increased net interest income but decreased the net interest margin. During the third quarter of 2019, the net interest margin increased mainly as a result of deposit rate decreases. These deposits increased net interest income and the net interest margin. During the fourth quarter of 2019, the net interest margin increased mainly as a result of prepayment penalties collected. Prepayment penalties collected amounted to $1.4 million and contributed approximately eleven basis points to the net interest margin for the fourth quarter of 2019. The net interest margin decreased during the first quarter of 2020 mainly as a result of decreases in rates on earning assets. This was partially offset by prepayment penalties collected of $874,000 and contributed approximately seven basis points to the net interest margin. The net interest margin decreased during the second and third quarters of 2020 primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will positively impact the net interest margin.
The provision for loan losses increased by $2,975,000 from $700,000 for the nine months ended September 30, 2019 to $3,675,000 for the same period in 2020, primarily as a result of the economic uncertainties associated with the novel coronavirus disease (COVID–19) pandemic and increased loan balances, offset by decreases in historical loss rates. Refer to the allowance for loan loss section of the management discussion and analysis for additional discussion. Nonperforming assets totaled $1,400,000 at September 30, 2020, compared to $2,014,000 at December 31, 2019.
The Company’s effective tax rate increased from 2.0% for the nine months ended September 30, 2019 to 9.5% for the same period in 2020. This was primarily as a result of an increase in taxable income relative to total income and a reduction in tax accruals, during 2019, related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. On March 27, 2020, the Coronavirus, Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit was refunded during 2020.
During the third quarter of 2019, the Company purchased the existing Brookline branch location that the Company was leasing. Also, during the third quarter of 2019, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the first quarter of 2021. During the second quarter of 2020, the Company executed a lease for a future branch location in Needham, Massachusetts. The Company plans to open this branch during the second quarter of 2021.
Impact of
COVID-19
During the first three quarters of 2020, the
COVID-19
pandemic caused economic turmoil for individuals and businesses throughout the country and, in particular, our market area. Many businesses were required to fully or partially shut down. Many businesses laid off and/or furloughed employees as a result. Unemployment has increased significantly, and GDP declined significantly. This may cause loan defaults in the future as customers are unable to make their contractual loan payments. The Company has increased its provision for loan losses in response to this increased risk. Future provision levels will be dependent upon the length of the economic disruption and the effectiveness of government programs to mitigate the economic impact of the shutdowns. The Company’s revenue has been and may continue to be negatively impacted as transaction fees have declined due to decreased volume.
In response to the pandemic, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the Payroll Protection Program (PPP) which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. The original amount allocated to the program was $349 billion, which was exhausted on April 16, 2020. On April 24, 2020, an additional allocation of $310 billion was signed into law. These loans are funded by participating banks and are 100% guaranteed by the U.S. Small Business Administration (SBA). If utilized primarily for payroll, subject to certain other conditions, the loans may be forgiven, in whole or in part, and repaid by the SBA. As of September 30, 2020, Century Bank’s PPP loans totaled approximately 1,324 loans for approximately $232 million. The fees collected, from the SBA, amount to approximately $8.0 million. The fees are being amortized over the lives of the loans utilizing the level-yield method.
The Company is considered an essential business based on criteria set by the Governor of the Commonwealth of Massachusetts. Despite being permitted to continue its operations throughout the pandemic due to its status as an essential business, the operations of the Company nevertheless have been affected as a result of remote work arrangements and the unavailability of employees from time to time. The Company may continue to be affected by a work stoppage, forced quarantine, or other interruption or the unavailability of key employees. While the effects of
COVID-19
are likely to have a
far-reaching,
long-lasting effect on the global, national, and Massachusetts, we believe we have sufficient capital and financial strength, as well as liquidity resources to mitigate the effects of the
COVID-19
pandemic on our operations and financial condition, while continuing to serve our communities and protect shareholder value.

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
“Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The federal banking agencies have issued amendments to the Rule to provide greater clarity and certainty about what activities are prohibited and to improve the effective allocation of compliance resources, and to conform the Rule to the EGRRCPA (discussed below). Effective October 1, 2020, further amendments to the Rule took effect, which modifies existing exemptions from the definition of covered fund, add new exclusions from the definition of covered fund and provide relief in other areas.
Tax Cuts and Jobs Act
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowered the Company’s federal tax rate from 34% to 21%. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit was refunded during 2020. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards. Tax Act changes for individuals include lower tax rates, mortgage interest and state and local tax limitations as well as an increase in the standard deduction, among others.
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
2016-13.
Also, as a result of the CARES Act, the full balance of the AMT was refunded in 2020.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act allows certain companies to delay FASB ASU
2016-13,
Measurement of Credit Losses on Financial Instruments (CECL), including the current expected credit losses methodology for estimating allowances for credit losses. The Company has elected to delay FASB ASU
2016-13.
This ASU will be delayed until the earlier of the date on which the national emergency concerning the COVID–19 outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. The effects of CECL will not have a material impact on the Company’s consolidated financial position at January 1, 2020 upon retroactive adoption. The Company does not believe the impact of adoption would have been material to the Company’s consolidated financial statements as of September 30, 2020.
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

Financial Condition
Loans
On September 30, 2020, total loans outstanding were $2,990,133,000, up by $564,014,000 from the total on December 31, 2019. At September 30, 2020, commercial real estate loans accounted for 26.2%, commercial and industrial accounted for 44%, and residential real estate loans, including home equity loans, accounted for 24.4% of total loans.
Commercial and industrial loans increased to $1,315,407,000 at September 30, 2020 from $812,417,000 at December 31, 2019, primarily as a result of approximately $232,000,000 of SBA PPP loan balances and loan originations. Commercial real estate loans decreased to $784,895,000 from $786,102,000 on December 31, 2019 primarily as a result of loan payoffs. Construction loans increased to $9,116,000 at September 30, 2020 from $8,992,000 on December 31, 2019, primarily as a result of loan originations. Residential real estate loans increased to $443,703,000 on September 30, 2020 from $371,897,000 on December 31, 2019, primarily as a result of loan originations and loan purchases. Home equity loans decreased to $287,099,000 on September 30, 2020 from $304,363,000 at December 31, 2019, primarily as a result of a home equity loan payoffs. Municipal loans increased to $130,047,000 from $120,455,000, primarily as a result of loan originations.
In recent years, the Company has increased business to larger institutions, specifically, healthcare, higher education, and municipal organizations. Further discussion relating to changes in portfolio composition is provided in the allowance for loan loss section of the management discussion and analysis. We will closely monitor the concentrations to determine the impact of
COVID-19
upon their short-term and long-term operations.
Allowance for Loan Losses
The allowance for loan loss at September 30, 2020 was $33,394,000 as compared to $29,585,000 at December 31, 2019. The level of the allowance for loan losses to total loans was 1.12% at September 30, 2020 and 1.22% at December 31, 2019. The ratio of the allowance for loan losses to loans outstanding has decreased from December 31, 2019, primarily from approximately $232 million of PPP loans that are guaranteed by the SBA, which require no allowance for loan losses. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data.
By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publicly available credit ratings, the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2020.
Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at September 30, 2020 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$647,056	$64,806	$38,365	$750,227
A1 – A3	184,409	7,228	145,467	337,104
Baa1 – Baa3	50,000	51,133	140,486	241,619
Ba2	—	5,080	—	5,080

Total	$881,465	$128,247	$324,318	$1,334,030

Credit ratings issued by national organizations are presented in the following table at December 31, 2019.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
Credit Rating:	(in thousands)
Aaa – Aa3	$523,644	$53,273	$40,437	$617,354
A1 – A3	186,044	7,354	148,346	341,744
Baa1 – Baa3	—	51,133	144,711	195,844
Ba2	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

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
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended		Nine months ended
	2020	2019	2020	2019
	(in thousands)
Allowance for loan losses, beginning of period	$32,516	$29,070	$29,585	$28,543
Loans charged off	(41)	(118)	(120)	(336)
Recoveries on loans previously charged-off	19	70	254	190

Net recoveries (charge-offs)	(22)	(48)	134	(146)
Provision charged to expense	900	75	3,675	700

Allowance for loan losses, end of period	$33,394	$29,097	$33,394	$29,097

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	September 30, 2020	December 31, 2019

	(dollars in thousands)
Nonaccruing loans	$1,419	$2,014
Total nonperforming assets	$1,419	$2,014
Loans past due 90 days or more and still accruing	$49	$—
Nonaccruing loans as a percentage of total loans	0.05%	0.08%
Nonperforming assets as a percentage of total assets	0.02%	0.04%
Accruing troubled debt restructures	$2,240	$2,361

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
Securities
Available-for-Sale
(at Fair Value)
The securities
available-for-sale
portfolio totaled $291,632,000 at September 30, 2020, an increase of 12.0% from December 31, 2019. The portfolio increased mainly as a result of purchases of securities available-for-sale
totaling $87,751,000. The purchases include $53,903,000 of securities that are obligations issued by States and Political Subdivisions. This was offset, somewhat by calls/maturities and scheduled principal payments of $57,493,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 4.7 years.
At September 30, 2020, 83.3% of the Company’s securities
available-for-sale
are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.
Securities
available-for-sale
totaling $48,815,000 or 16.7% of securities
available-for-sale
are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.
During the first nine months of 2020, net unrealized gains on the securities available-for-sale
increased to $192,000 from a net unrealized loss of $422,000 at December 31, 2019. This was primarily the result of a decrease in the value of floating rate securities.
The following table sets forth the fair value of securities
available-for-sale
at the dates indicated.

	September 30,	December 31,
	2020	2019
	(in thousands)
Small Business Administration	$45,865	$54,211
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	189,904	184,187
Privately Issued Residential Mortgage-backed Securities	341	396
Obligations issued by States and Political Subdivisions	48,815	18,076
Other Debt Securities	6,707	3,632

Total Securities Available–for-Sale	$291,632	$260,502

There were no sales of
available-for-sales
securities for the nine months ended September 30, 2020.
Securities
Held-to-Maturity
(at Amortized Cost)
The securities
held-to-maturity
portfolio totaled $2,407,176,000 on September 30, 2020, an increase of 2.4% from December 31, 2019. Purchases of held-to-maturity
securities totaled $638,023,000 for the nine months ended September 30, 2020. The purchases were offset somewhat, by maturities and scheduled principal payments of $596,043,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 3.6 years.

The following table sets forth the amortized cost of securities held-to-maturity
at the dates indicated.

	September 30, 2020	December 31, 2019
	(in thousands)
U.S. Government Sponsored Enterprises	$248,211	$98,867
SBA Backed Securities	39,384	44,379
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	2,119,581	2,207,874

Total Securities Held-to-Maturity	$2,407,176	$2,351,120

There were no sales of
held-to-maturity
securities for the nine months ended September 30, 2020.
The net unrealized gains on investment securities
held-to-maturity
was $77,771,000 or 3.2% of the total at September 30, 2020 and the net unrealized gains was $10,184,000 or 0.4% of the total at December 31, 2019. The increase in the net unrealized gains on securities held-to-maturity
related primarily to a decrease in interest rates. The gross unrealized losses relate primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2020 and December 31, 2019.
At September 30, 2020 and December 31, 2019, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
Federal Home Loan Bank of Boston Stock
The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews this investment for impairment based on the ultimate recoverability of the cost basis in the stock. During the first nine months of 2020, the FHLBB redeemed $10,836,000 of FHLBB stock and the Company purchased $4,726,000 of FHLBB stock. As of September 30, 2020, there have been no indicators of impairment that would require further consideration of potential impairment.
Equity Securities
At September 30, 2020 equity securities totaled $1,645,000 compared to $1,688,000 at December 31, 2019, this was primarily the result of changes in fair values.
Deposits and Borrowed Funds
On September 30, 2020, deposits totaled $5,412,471,000 representing a 23.0% increase from December 31, 2019. Total deposits increased primarily as a result of an increase in savings and NOW deposits, demand deposits, money market accounts, and time deposits. These types of deposits increased primarily from an increased customer base. Savings and NOW deposits increased mainly as a result of an increase in municipal NOW accounts, and corporate savings accounts. Demand deposits increased mainly as a result of increased corporate checking balances as a result of PPP loan proceed deposits. Money market accounts increased mainly as a result of an increase in corporate money market accounts. Time deposits increased primarily as a result of increased personal, corporate and municipal time deposits.
Borrowed funds totaled $383,278,000 at September 30, 2020 compared to $637,000,000 at December 31, 2019. Borrowed funds decreased mainly as a result of a decrease in borrowings from the FHLBB and a decrease in repurchase agreements. FHLBB borrowings decreased mainly as a result of an increase in deposits. Repurchase agreements decreased primarily as a result of short-term customer activity.
Stockholders’ Equity
At September 30, 2020, total equity was $363,434,000 compared to $332,581,000 on December 31, 2019. The Company’s equity increased primarily as a result of earnings, offset, somewhat, by dividends paid. The Company’s leverage ratio stood at 6.79% on September 30, 2020, compared to 7.25% at December 31, 2019. The decrease in the leverage ratio was due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of September 30, 2020, was $65.27 as compared to $59.73 on December 31, 2019.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average annualized rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans (2)
Loans taxable	$1,681,573	$15,074	3.57%	$1,217,324	$13,665	4.45%
Loans tax-exempt	1,240,668	7,997	2.56%	1,145,136	10,704	3.71%
Securities available-for-sale (5):
Taxable	272,475	722	1.06%	261,312	1,969	3.01%
Tax-exempt	43,000	110	1.02%	32,978	262	3.18%
Securities held-to-maturity:
Taxable	2,368,987	14,186	2.40%	2,141,931	14,623	2.73%
Interest-bearing deposits in other banks	275,157	69	0.10%	173,150	928	2.14%

Total interest-earning assets	5,881,860	38,158	2.59%	4,971,831	42,151	3.38%
Non interest-earning assets	306,887			248,663
Allowance for loan losses	(32,819)			(29,079)

Total assets	$6,155,928			$5,191,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,170,430	$1,060	0.36%	$917,133	$2,366	1.02%
Savings accounts	794,806	666	0.33%	868,891	3,079	1.41%
Money market accounts	1,747,629	3,056	0.70%	1,207,387	5,050	1.66%
Time deposits	595,453	2,858	1.91%	517,184	3,038	2.33%

Total interest-bearing deposits	4,308,318	7,640	0.71%	3,510,595	13,533	1.53%
Securities sold under agreements to repurchase	209,477	241	0.46%	252,270	697	1.10%
Other borrowed funds and subordinated debentures	207,467	1,292	2.48%	250,648	1,852	2.93%

Total interest-bearing liabilities	4,725,262	9,173	0.77%	4,013,513	16,082	1.59%

Non-interest-bearing liabilities
Demand deposits	983,990			775,080
Other liabilities	88,896			79,104

Total liabilities	5,798,148			4,867,697

Stockholders’ equity	357,780			323,718
Total liabilities & stockholders’ equity	$6,155,928			$5,191,415

Net interest income on a fully taxable equivalent basis		28,985			26,069
Less taxable equivalent adjustment		(1,654)			(2,299)

Net interest income		$27,331			$23,770

Net interest spread (3)			1.82%			1.79%

Net interest margin (4)			1.96%			2.08%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%. Rates are annualized.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average annualized rates earned or paid on a fully taxable equivalent basis for each of the nine-month periods indicated.

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans (2)
Loans taxable	$1,489,641	$41,884	3.76%	$1,200,512	$40,114	4.47%
Loans tax-exempt	1,203,359	27,100	3.01%	1,124,624	31,658	3.76%
Securities available-for-sale (5):
Taxable	271,882	3,241	1.59%	271,637	6,338	3.11%
Tax-exempt	21,419	304	1.89%	53,399	1,176	2.94%
Securities held-to-maturity:
Taxable	2,346,502	44,701	2.54%	2,128,082	43,006	2.69%
Interest-bearing deposits in other banks	238,525	747	0.42%	184,035	3,204	2.32%

Total interest-earning assets	5,571,328	117,977	2.83%	4,962,289	125,496	3.38%
Non interest-earning assets	294,226			247,744
Allowance for loan losses	(31,359)			(28,936)

Total assets	$5,834,195			$5,181,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,110,309	$4,633	0.56%	$932,139	$7,057	1.01%
Savings accounts	771,588	2,936	0.51%	885,878	9,731	1.47%
Money market accounts	1,603,367	12,090	1.01%	1,249,531	15,805	1.69%
Time deposits	597,589	9,141	2.04%	512,228	8,724	2.28%

Total interest-bearing deposits	4,082,853	28,800	0.94%	3,579,776	41,317	1.54%
Securities sold under agreements to repurchase	220,796	1,176	0.71%	205,185	1,572	1.02%
Other borrowed funds and subordinated debentures	206,055	4,093	2.65%	237,887	5,274	2.96%

Total interest-bearing liabilities	4,509,704	34,069	1.01%	4,022,848	48,163	1.60%

Non-interest-bearing liabilities
Demand deposits	889,237			764,852
Other liabilities	88,028			79,327

Total liabilities	5,486,969			4,867,027

Stockholders’ equity	347,226			314,070
Total liabilities & stockholders’ equity	$5,834,195			$5,181,097

Net interest income on a fully taxable equivalent basis		83,908			77,333
Less taxable equivalent adjustment		(5,558)			(6,875)

Net interest income		$78,350			$70,458

Net interest spread (3)			1.82%			1.78%

Net interest margin (4)			2.01%			2.08%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%. Rates are annualized.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a
fully-tax
equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019			Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019
	Increase/(Decrease) Due to Change in			Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
Interest income:	(in thousands)			(in thousands)
Loans
Taxable	$4,502	$(3,093)	$1,409	$8,758	$(6,988)	$1,770
Tax-exempt	829	(3,536)	(2,707)	2,108	(6,666)	(4,558)
Securities available-for-sale
Taxable	81	(1,328)	(1,247)	6	(3,103)	(3,097)
Tax-exempt	63	(215)	(152)	(547)	(325)	(872)
Securities held-to-maturity
Taxable	1,462	(1,899)	(437)	4,252	(2,557)	1,695
Interest-bearing deposits in other banks	348	(1,207)	(859)	742	(3,199)	(2,457)

Total interest income	7,285	(11,278)	(3,993)	15,319	(22,838)	(7,519)

Interest expense:
Deposits
NOW accounts	526	(1,832)	(1,306)	1,170	(3,593)	(2,423)
Savings accounts	(242)	(2,171)	(2,413)	(1,120)	(5,675)	(6,795)
Money market accounts	1,685	(3,679)	(1,994)	3,735	(7,450)	(3,715)
Time deposits	418	(598)	(180)	1,366	(950)	416

Total interest-bearing deposits	2,387	(8,280)	(5,893)	5,151	(17,668)	(12,517)
Securities sold under agreements to repurchase	(103)	(353)	(456)	113	(509)	(396)
Other borrowed funds and subordinated debentures	(295)	(265)	(560)	(662)	(519)	(1,181)

Total interest expense	1,989	(8,898)	(6,909)	4,602	(18,696)	(14,094)

Change in net interest income	$5,296	$(2,380)	$2,916	$10,717	$(4,142)	$6,575

Net Interest Income
For the three months ended September 30, 2020, net interest income on a fully taxable equivalent basis totaled $28,985,000 compared to $26,069,000 for the same period in 2019, an increase of $2,916,000 or 11.2%. The increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. The net interest margin decreased from 2.08% on a fully tax-equivalent
basis for the third quarter of 2019 to 1.96% for the same period in 2020. This was primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve. The average balances of earning assets increased by $910,029,000 or 18.3%, combined with an average yield decrease of 0.79%, resulting in a decrease in interest income of $3,993,000 on a fully tax-equivalent
basis. The average balance of interest-bearing liabilities increased by $711,749,000 or 17.7%, combined with an average interest-bearing liabilities interest cost decrease of 0.82%, resulting in a decrease in interest expense of $6,909,000.
For the nine months ended September 30, 2020, net interest income on a fully taxable equivalent basis totaled $83,908,000 compared to $77,333,000 for the same period in 2019, an increase of $6,575,000 or 8.5%. The increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. Prepayment penalties collected amounted to approximately $946,000 for the first nine months of 2020 compared to $18,000 for the same period last year. The net interest margin decreased from 2.08% on a fully tax-equivalent
basis for the first nine months of 2019 to 2.01% for the same period in 2020. This was primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve. The average balances of earning assets increased by $609,039,000 or 12.3%, combined with an average yield decrease of 0.55%, resulting in a decrease in interest income of $7,519,000 on a fully tax-equivalent
basis. The average balance of interest-bearing liabilities increased by $486,856,000 million or 12.1%, combined with an average interest-bearing liabilities interest cost decrease of 0.59%, resulting in a decrease in interest expense of $14,094,000.

As illustrated in the table above, the main contributors to the increase in net interest income for the three and nine-month periods were a decrease in rates paid on interest-bearing deposits. The Company has decreased interest rates on these products as market rates have decreased. Securities held-to-maturity
income increased, for the nine-month period, primarily as a result of an increase in volume. Securities available-for-sale,
interest-bearing deposits in other banks, and loan income decreased primarily from a decrease in rates paid on the portfolios. The Company has a sizable floating rate available-for-sale
and loan portfolio. These portfolios reprice as interest rates rise or fall.
Provision for Loan Losses
The provision for loan losses increased by $2,975,000 from $700,000 for the nine months ended September 30, 2019 to $3,675,000 for the same period in 2020, primarily as a result of the economic uncertainties associated with the novel coronavirus disease (COVID–19) pandemic and increased loan balances. Further discussion relating to changes in portfolio composition is discussed in Note 4.
Non-Interest
Income and Expense
Other operating income for the quarter ended September 30, 2020 decreased by $117,000 from the same period last year to $4,169,000. This was mainly attributable to a decrease in other income of $52,000, a decrease in service charges on deposit accounts of $71,000, and a decrease from net gains on sales of securities of $53,000. This was offset, somewhat, by an increase of $59,000 in lockbox fees. Service charges on deposit accounts decreased mainly as a result of a decrease in customer activity due in large part to the
COVID-19
pandemic. Other income decreased mainly as a result of a decrease in loan servicing fees. Lockbox fees increased mainly as a result of increased customer activity. Also, there were no loan sales during the third quarters of 2020 and 2019.
Other operating income for the nine months ended September 30, 2020 decreased by $1,190,000 from the same period last year to $12,520,000. This was mainly attributable to a decrease in other income of $564,000, a decrease in service charges on deposit accounts of $243,000, a decrease in gains on sales of loans of $154,000, a decrease in lockbox fees of $168,000, and a decrease from net gains on sales of securities of $53,000. Service charges on deposit accounts and lockbox income decreased as a result of a decrease in customer activity due in large part to the
COVID-19
pandemic. Other income decreased mainly as a result of a decrease in loan servicing fees and a decrease in merchant sales royalties offset, somewhat, by increases on the returns of life insurance policies.
For the quarter ended September 30, 2020, operating expenses increased by $705,000 or 4.0% to $18,167,000, from the same period last year. This was primarily attributable to an increase in salaries and employee benefits of $692,000, an increase of $410,000 in FDIC assessments, and an increase of $14,000 in occupancy costs. This was offset, somewhat, by decreases in equipment expenses of $53,000 and a decrease in other expenses of $358,000. The increase in salaries and employee benefits was mainly attributable to merit increases and other employee benefits. The increase in FDIC assessments was attributable to credits applied during the third quarter of 2019. The increase in occupancy costs was mainly attributable to an increase in depreciation. Other expenses decreased mainly as a result of decreases in marketing expenses. Equipment expense decreased mainly from a decrease in depreciation expense.
For the nine months ended September 30, 2020, operating expenses decreased by $535,000 or 1.0% to $53,382,000, from the same period last year. This was primarily attributable to decreases in other expenses of $861,000, occupancy costs $238,000, and FDIC expenses of $3,000. This was offset, somewhat, by increases in salaries and employee benefits of $399,000 and equipment expenses of $168,000. Other expenses decreased mainly as a result of decreases in consultants’ expense, marketing expenses, and other real estate owned expenses, offset, somewhat, by increases in security costs. The decrease in occupancy costs was mainly attributable to a decrease in rent expense associated with the purchases of a previously leased branch. The increase in salaries and employee benefits was mainly attributable to deferred origination costs associated with originating the SBA PPP loans during the second quarter of 2020. This was offset, somewhat, by merit increases and an increase in pension costs. Equipment expense increased mainly from an increase in depreciation expense.
Income Taxes
For the third quarter of 2020, the Company’s income tax expense totaled $1,546,000 on pretax income of $12,433,000 resulting in an effective tax rate of 12.4%. For last year’s corresponding quarter, the Company’s income tax expense totaled $435,000 on pretax income of $10,519,000 resulting in an effective tax rate of 4.1%. This increase was primarily the result of an increase in taxable income relative to total income. For the nine months ended September 30, 2020 the Company’s effective tax rate increased to 9.5% from 2.0% for the same period in 2019. This was primarily as a result of an increase in taxable income relative to total income and a reduction in tax accruals, during 2019, related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. On March 27, 2020, the Coronavirus, Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit was refunded in 2020.

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
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first nine months of 2020 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
–
Other Information

Item 1
A number of legal claims against the Company arising in the normal course of business were outstanding at September 30, 2020. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

As a result of the
COVID-19
pandemic, the Company’s business, financial condition and results of operation have been and may continue to be, negatively impacted. In light of the ongoing and unprecedented nature of the pandemic, it is difficult to predict its full impact on our business. Future developments, including governmental legislation and other actions, when
COVID-19
can be controlled, and when the economy may be reopened, are highly uncertain. We anticipate the
Covid-19
recession may have adverse effects on our operating results for the year ending December 31, 2020 and possibly beyond.
The following have or may occur:

•
a decline in the demand for products and services may occur due to, among other things, adverse financial impacts of the pandemic on customers, increased unemployment and temporary or permanent closures of businesses;

•	deposits could decline if customers need to draw on available balances as a result of the economic downturn;

•	an increase in loan delinquencies, problem assets and foreclosures due to, among other things, adverse financial impacts of the pandemic on customers;

•	a decline in collateral value;

•	a work stoppage, forced quarantine, or other interruption or the unavailability of key employees has occurred in various areas of the Company and may continue to occur;

•	the unavailability of critical services provided by third party vendors or limitations on the business capacities of our vendors for extended periods of time;

•
a decline of the yield on our assets to a greater extent than the decline in our cost of interest-bearing liabilities as the result of the reduction of the Federal Reserve Board’s target federal funds rate to near 0%, reducing our net interest margin and spread and reducing net income;

•	potential losses in our investment securities portfolio due to volatility in the financial markets;

•	increased cybersecurity risks and a potential loss of productivity in connection with remote work arrangements;

•	an increase in the allowance for loan losses has occurred and may continue to occur to accommodate potential increased loan defaults.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –
(a) – (b) Not applicable.
(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

31.1	Certification of Chairman, President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++101.	INS XBRL Instance Document

++101.	SCH XBRL Taxonomy Extension Schema

++101.	CAL XBRL Taxonomy Extension Calculation Linkbase

++101.	LAB XBRL Taxonomy Extension Label Linkbase

++101.	PRE XBRL Taxonomy Extension Presentation Linkbase

++101.	DEF XBRL Taxonomy Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++
As provided in Rule 406T of regulation
S-T,
this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on
10-Q
for the quarter ended September 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2020 and 2019; (v) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2020 and 2019; (vi) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vii) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2020	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Chairman, President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)