Form 10-K
period 2020-12-31
CENTURY BANCORP INC
filed 2021-03-10
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☑
State the aggregate market value of the registrant’s voting and nonvoting stock held by nonaffiliates, computed using the closing price as reported on Nasdaq as of June 30, 2020 was $282,567,303.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of February 28, 2021:
Class A Common Stock, $1.00 par value 3,656,469 Shares
Class B Common Stock, $1.00 par value 1,911,440 Shares
DOCUMENTS INCORPORATED BY REFERENCE
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

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2020 are incorporated into Part II, Items 5-8 of this Form 10-K.

CENTURY BANCORP INC.
FORM
10-K

i

PART I

ITEM 1.	BUSINESS
The Company
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At December 31, 2020, the Company had total assets of $6.4 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized
businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher education institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington DC, and Pennsylvania.
The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income and fees from loans and deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes and the relative levels of interest rates and economic activity.
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
The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprised of approximately 302 government entities.
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
Employees and Human Capital Resources
As of December 31, 2020, the Company had 418 full-time and 50 part-time employees. The Company’s employees are not represented by any collective bargaining unit. The Company believes that its employee relations are good. We encourage and support the growth and development of our employees. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and educational reimbursement programs.

The safety, health and wellness of our employees is a top priority. The
COVID-19
pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, 28% of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible
COVID-19
illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing
employees.
Supervision and Regulation
The Company and the Bank are subject to extensive regulation under federal and state laws designed to promote the safety and soundness of depository institutions and protect consumers.
Among other requirements, these laws require extensive disclosures to consumers concerning the substantive terms of the deposit taking, lending, and payment services provided by the Bank, regulate the collection, use and disclosure of non-public
personal information concerning consumers and require disclosure of privacy practices, prohibit unfair, deceptive and/or abusive acts or practices, and address other matters. Violations of consumer protection laws can result in substantial civil money penalties and other consequences.
The Community Reinvestment Act requires the Federal Deposit Insurance Corporation to evaluate the Bank’s performance in helping to meet the credit needs of the entire communities it serves, generally based upon the Banks record of making loans in its assessment area, its investments in community development projects, affordable housing and programs that benefit low-to-moderate
income persons and geographies, and its delivery of services through its branch offices and ATMs. Failure to achieve at least a “Satisfactory” rating under the Community Reinvestment Act could prevent the Bank or the Company from undertaking certain activities in the future, including establishment of new branch offices and the acquisition of other financial institutions. Massachusetts has a law that is substantially equivalent to the federal Community Reinvestment Act.
Federal law requires financial institutions such as the Bank to implement a written anti-money laundering program to mitigate risk that the financial services it provides may be used to facilitate money laundering and terrorist financing, including verifying the identify its customers and beneficial owners of legal entity customers, and monitoring and reporting to the government suspicious activity.
Banking laws require banks and bank holding companies to operate with at least a minimum level of capital, restrict dividends payable by banks and bank holding companies and require bank holding companies to serve as a source of financial strength to their subsidiary banks. These laws may limit the Company’s capacity to declare and pay dividends to shareholders and may require the Company to take actions to support the Bank even at times when the Company may not necessarily have the resources to do so.
Certain aspects of federal and state banking laws are described below.
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
Holding Company Regulation
The Company is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”) and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”), which is responsible for administration of the Holding Company Act. Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach
status for the present time under the Holding Company Act. As required by the Holding Company Act, the Company files with the FRB an annual report regarding its financial condition and operations, management and intercompany relationships of the Company and the Bank. It is also subject to examination by the FRB and must obtain FRB approval before (i) acquiring direct or indirect ownership or control of more than 5% of the voting stock of any bank or bank holding company, unless it already owns or controls a majority of the voting stock of that bank or bank holding company, (ii) acquiring all or substantially all of the assets of a bank, except through a subsidiary which is a bank, or (iii) merging or consolidating with any other bank holding company. A bank holding company must also give the FRB prior written notice before purchasing or redeeming its equity securities, if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth.
The Holding Company Act prohibits a bank holding company, with certain exceptions, from (i) acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any company which is not a bank or a bank holding company, or (ii) engaging in any activity other than managing or controlling banks or furnishing services to or performing services for its subsidiaries. A bank holding company may own, however, shares of a company engaged in activities which the FRB has determined are so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The Company and its subsidiaries are examined by federal and state regulators.

USA PATRIOT Act
Under Title III of the USA PATRIOT Act, also known as the “International Money Laundering Abatement and Anti-Terrorism Act of 2001”, all financial institutions are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize, or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the Gramm-Leach Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Holding Company Act or Bank Merger Act.
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
Act”) became law. The
D-F
Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope, affecting many aspects of bank and financial market regulation. The
D-F
Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration, and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The
D-F
Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection, which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Company become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The
D-F
Act broadened the base for FDIC assessments to average consolidated assets less tangible equity of financial institutions and also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000.

In addition, the
D-F
Act added a new Section 13 to the Bank Holding Company Act, the so-called
“Volcker Rule,” (the “Rule”) which generally restricts certain banking entities such as the Company and its subsidiaries or affiliates, from engaging in proprietary trading activities and owning equity in or sponsoring any private equity or hedge fund. The Rule became effective July 21, 2012. The final implementing regulations for the Rule were issued by various regulatory agencies in December 2013 and under an extended conformance regulation compliance was required to be achieved by July 21, 2015. The conformance period for investments in and relationships with certain “legacy covered funds” was extended to July 21, 2017. Under the Rule, the Company may be restricted from engaging in proprietary trading, investing in third party hedge or private equity funds or sponsoring new funds unless it qualifies for an exemption from the rule. The Company has little involvement in prohibited proprietary trading or investment activities in covered funds and the Company does not expect that complying with the requirements of the Rule will have any material effect on the Company’s financial condition or results of operation. The federal banking agencies have issued amendments to the Rule to provide greater clarity and certainty about what activities are prohibited and to improve the effective allocation of compliance resources, and to conform the Rule to the EGRRCPA (discussed below). In addition, pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act, or EGRRCPA, which was enacted on May 24, 2018, the Volcker rule excludes from its coverage an insured depository institution if it has and if every company that controls it has total consolidated assets of $10 billion or less and consolidated trading assets and liabilities that are 5% or less of consolidated assets.
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
Coronavirus Aid, Relief and Economic Security (CARES) Act, Families First Coronavirus Response Act (FFCRA), and Coronavirus Response and Relief Supplemental Appropriations Act of 2021
On March 18, 2020 the Families First Coronavirus Response Act (FFCRA) was signed into law and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The FFCRA and the CARES Act provide relief for families and businesses impacted by the coronavirus pandemic. The provisions in this legislation include, among other things, loan programs for businesses, expanded unemployment insurance benefits, stimulus payments to certain taxpayers, new provisions on sick leave and family leave, and funding for a variety of health-related efforts and government programs. Also, as a result of the CARES Act, the full balance of the AMT credit was refunded in 2020.
In response to the pandemic, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the Payroll Protection Program (PPP) which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. The original amount allocated to the program was $349 billion, which was exhausted on April 16, 2020. On April 24, 2020, an additional allocation of $310 billion was signed into law. These loans are funded by participating banks and are 100% guaranteed by the U.S. Small Business Administration (SBA). If utilized primarily for payroll, subject to certain other conditions, the loans may be forgiven, in whole or in part, and repaid by the SBA. During 2020, the Company participated in the SBA PPP program. PPP originations totaled approximately 1,300 loans for approximately $232 million. As of December 31, 2020, Century Bank’s PPP loans totaled approximately 1,157 loans for approximately $196 million. The fees collected, from the SBA, amount to approximately $8.0 million. Cost deferrals amounted to approximately $1.2 million. The fees and costs are being amortized over the lives of the loans utilizing the level-yield method.
Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for
COVID-19
modifications. The Company can then suspend the requirements under GAAP for loan modifications related to
COVID-19
that would otherwise be categorized as a Troubled Debt Restructuring (TDR), and suspend any determination of a loan modified as a result of
COVID-19
as being a TDR, including the requirement to determine impairment for accounting purposes.
As of December 31, 2020, and as a result of
COVID-19
loan modifications, the Company has modifications of 20 loans aggregating approximately $25 million, primarily consisting of short-term payment deferrals. Of these modifications, $25 million, or 100%, were performing in accordance with their modified terms.
The CARES Act also allows companies to delay Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU)
2016-13,
Measurement of Credit Losses on Financial Instruments (CECL), including the current expected credit losses methodology for estimating allowances for credit losses. The Company elected to delay FASB ASU
2016-13.
This ASU was delayed until the earlier of the date on which the national emergency concerning the COVID–19 outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law. The law changed the delayed implementation date to the earlier of the Company’s fiscal year that begins after the date on which the national emergency terminates or January 1, 2022.
Economic Growth, Regulatory Relief, and Consumer Protection Act
The EGRRCPA requires the federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8% and not more than 10%. The federal banking agencies jointly issued a final rule, effective January 1, 2020, which set the minimum ratio at 9%. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements including the capital ratio requirements that are required to be considered well capitalized under Section 38 of Federal Deposit Insurance Act. On March 27, 2020, the CARES Act was enacted to address the economic effects of the
COVID-19
pandemic. The CARES Act reduced the community bank leverage ratio from 9% to 8% until the earlier of the end of the national emergency related to the
COVID-19
pandemic or December 31, 2020. In response to the CARES Act, federal banking regulators set the community bank leverage ratio at 8% for the remainder of 2020, 8.5% for 2021 and 9% thereafter. The Company and the Bank have not elected to use the community bank leverage framework.
Deposit Insurance Premiums
The Bank’s deposits are insured by the FDIC insurance up to applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of assets that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Deposit insurance premiums are based on total consolidated assets less average tangible equity. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one-year
asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. In December 2018, the FDIC issued a final rule to implement a provision in EGRRCPA providing a limited exception for a capped amount of reciprocal deposits from treatment as brokered deposits for qualifying institutions.
On January 24, 2019, the FDIC notified the Company that $1.2 million of small bank assessment credits were available to offset quarterly FDIC assessment charges. The FDIC Deposit Insurance Fund Reserve Ratio reached 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019). The FDIC will continue to apply small bank credits so long as the Reserve Ratio is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit the value of any remaining small bank credits in the next assessment period in which the Reserve Ratio is at least 1.35%. The Company utilized the remaining small bank assessment credit during 2020.
Risk-Based Capital Guidelines
Federal banking regulators have issued risk-based capital guidelines, which assign risk weights to asset categories and off-balance-sheet
items and require banking organizations to maintain capital as a specified percentage of risk-weighted assets and a minimum. Also, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). The Federal Reserve Board has finalized its rule implementing the Basel III regulatory capital framework. The rule that came into effect in January 2015 sets the Basel III minimum regulatory capital requirements for all organizations. It included a new common equity Tier I ratio of 4.5 percent of risk-weighted assets, raised the minimum Tier I capital ratio from 4 percent to 6 percent of risk-weighted assets and would set a new conservation buffer of 2.5 percent of risk-weighted assets. The implementation of the framework did not have a material impact on the Company’s financial condition or results of operations.
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
Forward-Looking Statements
Except for the historical information contained herein, this Annual Report on
Form 10-K
may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact of the indeterminant length and extent of the economic contraction resulting from the
COVID-19
pandemic, (ii) the fact that the Company’s business, financial condition and results of operation have been or may be negatively impacted by the extent and duration of the
COVID-19
pandemic, (iii) the fact that consumer behavior may change due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives, (iv) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (v) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (vi) the fact that the Bank’s participation in the Paycheck Protection Program involves reputational risks (vii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, (viii) the fact that our operations are subject to risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics, (ix) the fact that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments, and (x) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, and by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions, These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, including those described under “Risk Factors” in Item 1A. of this Annual Report on Form
10-K,
past financial performance should not be considered an indicator of future performance. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control. The forward-looking statements contained herein represent the Company’s judgment as of the date of this
Form 10-K,
and the Company cautions readers not to place undue reliance on such statements.

ITEM 1A.	RISK FACTORS
THE
COVID-19
PANDEMIC
The
COVID-19
pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
As a result of the
COVID-19
pandemic, the Company’s business, financial condition and results of operation have been and may continue to be, negatively impacted. In light of the ongoing and unprecedented nature of the pandemic, it is difficult to predict its full impact on our business. Future developments, including governmental legislation and other actions, when
COVID-19
can be controlled, and when the economy may be reopened, are highly uncertain. The
COVID-19
recession had adverse effects on our operating results for the year ending December 31, 2020 and possibly beyond.
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
Our participation in the SBA’s PPP may expose us to reputational harm, increased litigation risk, as well as the risk that the SBA may not fund some or all of the guarantees associated with PPP loans.
As of December 31, 2020, we have originated approximately 1,300 loans aggregating to approximately $232 million through the PPP. Lenders participating in the PPP have faced increased public scrutiny about their loan application process and procedures, and the nature and type of the borrowers receiving PPP loans. We depend on our reputation as a trusted and responsible financial services company to compete effectively in the communities that we serve, and any negative public or customer response to, or any litigation or claims that might arise out of, our participation in the PPP and any other legislative or regulatory initiatives and programs that may be enacted in response to the
COVID-19
pandemic, could adversely impact our business. Other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP, and we may be subject to the same or similar litigation, in addition to litigation in connection with our processing of PPP loan forgiveness applications. In addition, if the SBA determines that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
BUSINESS DEVELOPMENT AND COMPETITION
We face significant and increasing competition in the financial services industry.
The banking business is highly competitive and the profitability of the Company depends upon the Company’s ability to attract loans and deposits in Massachusetts, New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington DC, and Pennsylvania, where the Company competes with a variety of traditional banking companies, some of which have vastly greater resources, and nontraditional institutions such as credit unions and finance companies.
Our business may be adversely affected if we fail to adapt our products and services to evolving industry standards and consumer preferences.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet and mobile banking and wealth management channel strategies in addition to remote connectivity solutions. We might not be successful in: developing or introducing new products and services; integrating new products or services into our existing offerings;

responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits; achieving market acceptance of our products and services; reducing costs in response to pressures to deliver products and services at lower prices; or sufficiently developing and maintaining loyal customers.
We rely on other companies to provide key components of our business infrastructure.
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, using established criteria and complying with applicable regulatory guidance to evaluate each vendor’s overall risk profile, capabilities, financial stability, and internal control environment, we do not control their daily business environment and actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers, impair our ability to conduct our business efficiently and effectively, and/or result in regulatory action, financial loss, litigation, and loss of reputation. Replacing these third party vendors could also entail significant delay and expense.
BANKING AND MARKET CONDITIONS
Changes in interest rates may hurt our earnings, results of operations and financial condition.
The Company’s earnings depend, to a great extent, upon the level of net interest income generated by the Company, and therefore the Company’s results of operations may be adversely affected by increases or decreases in interest rates or by the shape of the yield curve.
Our loan portfolio is subject to various credit risks.
At December 31, 2020, approximately 74.8% of the Company’s loan portfolio was comprised of commercial and commercial real estate loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans.
At December 31, 2020, approximately 24.1% of the Company’s loan portfolio was comprised of residential real estate and home equity loans, exposing the Company to the risks inherent in financings based upon analyses of credit risk and the value of underlying collateral. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, by loan defaults and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions.
Changes in the valuation of our securities could adversely affect us.
Economic conditions and interest rate risk could adversely impact the fair value and the ultimate collectability of the Company’s investments. Should an investment be deemed “other than temporarily impaired”, the Company would be required to write-down the carrying value of the investment through earnings. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.
Impairment of goodwill and/or intangible assets could adversely affect us.
Write-down of goodwill and other identifiable intangible assets would negatively impact our financial condition and results of operations. At December 31, 2020, our goodwill and other identifiable intangible assets were approximately $3.5 million.

Loan Customers may not be able to repay loans according to their terms.
The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses which could have a material adverse effect on its operating results and capital ratios.
Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect the Company’s business, financial condition, or results of operations.
On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve. Other financial services regulators and industry groups are evaluating the phase-out
of LIBOR and the development of alternate reference rate indices or reference rates. The Company has loans, investment securities, borrowings and other financial instruments with attributes that are dependent on LIBOR. Although the Company has incorporated LIBOR replacement language in many of its governing documents, the transition to a new rate will require changes to risk and pricing models, valuation tools, product design and funding strategies. The Company is evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, and what the impact of such a transition will have on the Company’s business, financial condition, or results of operations.
BUSINESS CONTINUITY AND SECURITY RISKS
Climate change, severe weather, natural disasters, acts of terrorism and other external events could harm our business.
Natural disasters, including severe weather events of increasing strength and frequency due to climate change, can disrupt our operations, result in damage to the Company’s properties, reduce or destroy the value of the collateral for the Company’s loans and negatively affect the economies in which the Company operates, which could have a material adverse effect on the Company’s results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on the Company’s ability to conduct business, and the Company’s insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest or pandemics, including COVID 19, could cause disruptions to the Company’s business or the economy as a whole. While the Company has established and regularly tests disaster recovery procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, operations and financial condition.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
The potential need to adapt to industry changes in information technology systems, on which the Company is highly dependent to secure bank and customer financial information, could present operational issues, require significant capital spending or impact the Company’s reputation.
We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our results of operations and competitive position.
REGULATORY AND LEGAL
Our business is highly regulated, and changes in the laws and regulations that apply to us could have an adverse impact on our business.
The Company is subject to extensive regulation, supervision and examination. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also impact the Company’s financial results.
Additionally, changes in the extensive laws, regulations and policies governing companies generally and bank holding companies and their subsidiaries, such as the Act and the Tax Act, could alter the Company’s business environment or affect the Company’s operations.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and any failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have an adverse effect on our business, reputation, results of operation, and financial condition.
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
The Company owns its main banking office, headquarters, and operations center in Medford, Massachusetts, which were expanded in 2004, and 11 of the 26 other facilities in which its branch offices are located. The remaining offices are occupied under leases expiring on various dates from 2021 to 2030. The Company believes that its banking offices are in good condition.

During the third quarter of 2019, the Company purchased the existing Brookline branch location that the Company was leasing. Also, during the third quarter of 2019, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the first quarter of 2021. During the second quarter of 2020, the Company executed a lease for a future branch location in Needham, Massachusetts. The Company plans to open this branch during the third quarter of 2021.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT ’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

(b)	Approximate number of equity security holders as of December 31, 2020:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	750
Class B Common Stock	40

(c)
The Company has historically paid a quarterly cash dividend. During 2020, the quarterly dividend has increased resulting in annual dividends of $0.54 on Class A shares and $0.27 on Class B shares as compared to $0.48 and $0.24, respectively for 2019. The Company anticipates it will continue to pay a quarterly cash dividend and will evaluate the amount of these dividends on a quarterly basis.

(d)	The performance graph information required herein is shown on page 19.

ITEM 6.	SELECTED FINANCIAL DATA
The information required herein is shown on pages 17 through 19.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The information required herein is shown on pages 20 through 43.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required herein is shown on page 39-40.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required herein is shown on pages 44 through 96.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is accumulated and reported to Company management (including the principal executive officer and principal financial officer) and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal control over financial reporting and there have been no changes that occurred during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting.
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control — Integrated Framework (2013) (2013 Framework). The 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information, and communication, and monitoring activities) remain predominantly the same as those in the 1992 Framework. However, the 2013 Framework was expanded to include 17 principles which must be present and functioning in order to have an effective system of internal controls. The Company implemented the 2013 Framework effective December 31, 2014.
Management’s report on internal control over financial reporting is shown on page 102. The audit report of the registered public accounting firm is shown on page 100.

ITEM 9B.	OTHER INFORMATION
None.

FINANCIAL STATEMENTS

17	Financial Highlights

20	Management’s Discussion and Analysis of Results of Operations and Financial Condition

44	Consolidated Balance Sheets

45	Consolidated Statements of Income

46	Consolidated Statements of Comprehensive Income

47	Consolidated Statements of Changes in Stockholders’ Equity

48	Consolidated Statements of Cash Flows

49	Notes to Consolidated Financial Statements

97	Reports of Independent Registered Public Accounting Firm

102	Management’s Report on Internal Control Over Financial Reporting

Financial Highlights

	2020	2019	2018	2017	2016
(dollars in thousands, except share data)
FOR THE YEAR
Interest income	$149,036	$159,139	$137,056	$113,436	$96,699
Interest expense	42,207	63,350	44,480	27,820	22,617

Net interest income	106,829	95,789	92,576	85,616	74,082
Provision for loan losses	5,825	1,250	1,350	1,790	1,375

Net interest income after provision for loan losses	101,004	94,539	91,226	83,826	72,707
Other operating income	19,100	18,399	16,248	16,552	16,222
Operating expenses	73,488	72,129	69,693	67,119	64,757

Income before income taxes	46,616	40,809	37,781	33,259	24,172
Provision for income taxes	4,407	1,110	1,568	10,958	(362)

Net income	$42,209	$39,699	$36,213	$22,301	$24,534

Core earnings—Non-GAAP (1)	$42,209	$39,699	$36,213	$30,749	$24,534

Average shares outstanding Class A, basic	3,653,939	3,633,044	3,608,179	3,604,029	3,600,729
Average shares outstanding Class B, basic	1,913,970	1,934,865	1,959,730	1,963,880	1,967,180
Average shares outstanding Class A, diluted	5,567,909	5,567,909	5,567,909	5,567,909	5,567,909
Average shares outstanding Class B, diluted	1,913,970	1,934,865	1,959,730	1,963,880	1,967,180
Total shares outstanding at year-end	5,567,909	5,567,909	5,567,909	5,567,909	5,567,909
Earnings per share:
Basic, Class A	$9.15	$8.63	$7.89	$4.86	$5.35
Basic, Class B	$4.58	$4.31	$3.95	$2.43	$2.68
Diluted, Class A	$7.58	$7.13	$6.50	$4.01	$4.41
Diluted, Class B	$4.58	$4.31	$3.95	$2.43	$2.68
Dividend payout ratio—Non-GAAP (1)	5.9%	5.6%	6.1%	9.9%	9.0%
AT YEAR-END
Assets	$6,358,834	$5,492,424	$5,163,935	$4,785,572	$4,462,608
Loans	2,995,829	2,426,119	2,285,578	2,175,944	1,923,933
Deposits	5,452,221	4,400,111	4,406,964	3,916,967	3,653,218
Stockholders’ equity	370,409	332,581	300,439	260,297	240,041
Book value per share	$66.53	$59.73	$53.96	$46.75	$43.11
SELECTED FINANCIAL PERCENTAGES
Return on average assets	0.70%	0.76%	0.74%	0.48%	0.57%
Return on average stockholders’ equity	11.96%	12.44%	13.05%	8.75%	10.80%
Net interest margin, taxable equivalent	2.00%	2.10%	2.18%	2.25%	2.12%
Net (recoveries) charge-offs as a percent of average loans	0.00%	0.01%	(0.04)%	0.00%	0.00%
Average stockholders’ equity to average assets	5.89%	6.12%	5.71%	5.50%	5.29%
Efficiency ratio—Non-GAAP (1)	55.2%	58.4%	59.2%	57.8%	62.7%

(1)	Non-GAAP Financial Measures are reconciled in the following tables:

Financial Highlights

	2020	2019	2018	2017	2016
Calculation of Efficiency Ratio:
Total Operating Expenses	$73,488	$72,129	$69,693	$67,119	$64,757
Less: Other Real Estate Owned Expenses	—	(134)	(59)	—	—

Total Adjusted Operating Expenses (numerator)	$73,488	$71,995	$69,634	$67,119	$64,757

Net Interest Income	106,829	95,789	92,576	85,616	74,082
Total Other Operating Income	19,100	18,399	16,248	16,552	16,222
Tax Equivalent Adjustment	7,280	9,068	8,854	13,979	12,917

Total Income (denominator)	$133,209	$123,256	$117,678	$116,147	$103,221

Efficiency Ratio, Year—Non-GAAP	55.2%	58.4%	59.2%	57.8%	62.7%

	2020	2019	2018	2017	2016
Calculation of Dividend Payout Ratio:
Dividends Paid (numerator)	$2,490	$2,207	$2,203	$2,200	$2,201

Net Income (denominator)	$42,209	$39,699	$36,213	$22,301	$24,534

Dividend Payout Ratio—Non-GAAP	5.9%	5.6%	6.1%	9.9%	9.0%

	2020	2019	2018	2017	2016
Calculation of Core Earnings:
Net Income	$42,209	$39,699	$36,213	$22,301	$24,534

Add: Deferred Tax Remeasurement Charge	—	—	—	8,448	—

Core earnings—Non-GAAP	$42,209	$39,699	$36,213	$30,749	$24,534

The stock performance graph below compares the cumulative total shareholder return of the Company’s Class A Common Stock from December 31, 2015 to December 31, 2020 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph represent monthly index levels derived from compounded daily returns that include all dividends. If the monthly interval, based on the fiscal year-end,
was not a trading day, the preceding trading day was used.

Financial Highlights

Comparison of Five-Year
Cumulative Total Return*

Value of $100 Invested on December 31, 2015 at:	2016	2017	2018	2019	2020
Century Bancorp, Inc.	$139.52	$183.22	$159.62	$213.23	$184.77
NASDAQ Banks	126.54	149.82	125.25	171.82	149.83
NASDAQ U.S.	108.87	141.13	137.12	187.44	271.64

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on December 31, 2015 and that all dividends were reinvested.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS
Except for the historical information contained herein, this Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact of the indeterminant length and extent of the economic contraction resulting from the
COVID-19
pandemic, (ii) the fact that the Company’s business, financial condition and results of operation have been or may be negatively impacted by the extent and duration of the
COVID-19
pandemic, (iii) the fact that consumer behavior may change due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives, (iv) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (v) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (vi) the fact that the Bank’s participation in the Paycheck Protection Program involves reputational risks, (vii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, (viii) the fact that our operations are subject to risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics, (ix) the fact that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments, and (x) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, and by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions, These factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control. The forward-looking statements contained herein represent the Company’s judgment as of the date of this Annual Report, and the Company cautions readers not to place undue reliance on such statements.
Coronavirus Aid, Relief and Economic Security (CARES) Act, Families First Coronavirus Response Act (FFCRA), and Coronavirus Response and Relief Supplemental Appropriations Act of 2021
On March 18, 2020 the Families First Coronavirus Response Act (FFCRA) was signed into law and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The FFCRA and the CARES Act provide relief for families and businesses impacted by the coronavirus pandemic. The provisions in this legislation include, among other things, loan programs for businesses, expanded unemployment insurance benefits, stimulus payments to certain taxpayers, new provisions on sick leave and family leave, and funding for a variety of health-related efforts and government programs. Also, as a result of the CARES Act, the full balance of the AMT credit was refunded in 2020.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

In response to the pandemic, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the Payroll Protection Program (PPP) which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. The original amount allocated to the program was $349 billion, which was exhausted on April 16, 2020. On April 24, 2020, an additional allocation of $310 billion was signed into law. These loans are funded by participating banks and are 100% guaranteed by the U.S. Small Business Administration (SBA). If utilized primarily for payroll, subject to certain other conditions, the loans may be forgiven, in whole or in part, and repaid by the SBA. During 2020, the Company participated in the PPP. PPP originations totaled approximately 1,300 loans for approximately $232 million. As of December 31, 2020, Century Bank’s PPP loans totaled approximately 1,157 loans for approximately $196 million. The fees collected, from the SBA, amount to approximately $8.0 million. Cost deferrals amounted to approximately $1.2 million. The fees and costs are being amortized over the lives of the loans utilizing the level-yield method.
Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for
COVID-19
modifications. The Company can then suspend the requirements under GAAP for loan modifications related to
COVID-19
that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of
COVID-19
as being a TDR, including the requirement to determine impairment for accounting purposes.
As of December 31, 2020, and as a result of
COVID-19
loan modifications, the Company has modifications of 20 loans aggregating approximately $25 million, primarily consisting of short-term payment deferrals. Of these modifications, $25 million, or 100%, were performing in accordance with their modified terms.
The CARES Act also allows companies to delay Financial Accounting Standards Board (FASB)
Accounting Standards Update (ASU)
2016-13,
Measurement of Credit Losses on Financial Instruments (CECL), including the current expected credit losses methodology for estimating allowances for credit losses. The Company elected to delay FASB ASU
2016-13.
This ASU was delayed until the earlier of the date on which the national emergency concerning the
COVID-19
outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law. The law changed the delayed implementation date to the earlier of the Company’s fiscal year that begins after the date on which the national emergency terminates or January 1, 2022.
OVERVIEW
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary: Century Bank and Trust Company (the “Bank”) formed in 1969. At December 31, 2020, the Company had total assets of $6.4 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized
businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher education institutions throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington DC, and Pennsylvania.
The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income and fees from loans and deposits, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes and the relative levels of interest rates and economic activity.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company offers a wide range of services to commercial enterprises, state and local governments and agencies, non-profit
organizations, and individuals. It emphasizes service to small and medium sized businesses and retail customers in its market area. In recent years, the Company has increased business to larger institutions, specifically, healthcare, and higher education. The Company makes commercial loans, real estate and construction loans and consumer loans, and accepts savings, time, and demand deposits. In addition, the Company offers its corporate and institutional customers automated lock box collection services, cash management services and account reconciliation services, and actively promotes the marketing of these services to the municipal market. Also, the Company provides full service securities brokerage services through a program called Investment Services at Century Bank, which is supported by LPL Financial, a third party full-service securities brokerage business.
The Company has municipal cash management client engagements in Massachusetts, New Hampshire and Rhode Island comprised of approximately 302 government entities.
The Company had net income of $42,209,000 for the year ended December 31, 2020, compared with net income of $39,699,000 for the year ended December 31, 2019, and net income of $36,213,000 for the year ended December 31, 2018. Class A diluted earnings per share were $7.58 in 2020 compared to $7.13 in 2019 and compared to $6.50 in 2018.
During 2020, 2019 and 2018, the Company’s earnings were positively impacted primarily by an increase in net interest income. The increase in net interest income for 2020 is primarily due to a decrease in interest expense as a result of falling interest rates. The increases for 2019 was primarily due to an increase in earning assets.
Earnings per share (EPS) for each class of stock and for each year ended December 31, is as follows:

	2020	2019	2018
Basic EPS—Class A common	$9.15	$8.63	$7.89
Basic EPS—Class B common	$4.58	$4.31	$3.95
Diluted EPS—Class A common	$7.58	$7.13	$6.50
Diluted EPS—Class B common	$4.58	$4.31	$3.95
The trends in the net interest margin are illustrated in the graph below:
Net Interest Margin

The net interest margin remained relatively stable for the first three quarters of 2018. During the fourth quarter of 2018 and first and second quarters of 2019, the Company increased its average interest-bearing deposits and average earning assets. This increased net interest income but decreased the net interest margin. During the third quarter of 2019, the net interest margin increased mainly as a result of deposit rate decreases. These deposits increased net interest income and the net interest margin. During the fourth quarter of 2019, the net interest margin increased mainly as a result of prepayment penalties collected. Prepayment penalties collected amounted to $1.4 million and contributed approximately eleven basis points to the net interest margin for the fourth quarter of 2019. The net interest margin decreased during the first quarter of 2020 mainly as a result of decreases in rates on earning assets. This was partially offset by prepayment penalties collected of $874,000 and contributed approximately seven basis points to the net interest margin. The net interest margin decreased during the second, third, and fourth quarters of 2020 primarily the result of increased margin pressure due to the recent decrease in interest rates across the yield curve. This was partially offset

Management’s Discussion and Analysis of Results of Operations and Financial Condition

by prepayment penalties collected of $453,000 and contributed approximately three basis points to the net interest margin during the fourth quarter of 2020. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will continue to positively impact the net interest margin.
Historical U.S. Treasury Yield Curve

A yield curve typically plots the interest rates of U.S. Treasury Debt, which have different maturity dates but the same credit quality, at a specific point in time. The three main types of yield curve shapes are normal, inverted, and flat. Over the past three years, the U.S. economy has experienced low short-term rates. During 2018, short-term rates increased more than longer-term rates resulting in a flattening of the yield curve. During 2019, short-term rates decreased more than longer-term rates resulting in a steepening of the yield curve. During 2020, rates across the yield curve decreased to historically low levels. Also, short-term rates decreased more than longer-term rates resulting in a steepening of the yield curve.
Total assets were $6,358,834,000 at December 31, 2020, an increase of 15.8% from total assets of $5,492,424,000 at December 31, 2019.
On December 31, 2020, stockholders’ equity totaled $370,409,000, compared with $332,581,000 on December 31, 2019. Book value per share increased to $66.53 at December 31, 2020, from $59.73 at December 31, 2019.
During the third quarter of 2019, the Company purchased the existing Brookline, Massachusetts branch location that the Company was leasing. Also, during the third quarter of 2019, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the first quarter of 2021. During the second quarter of 2020, the Company executed a lease for a future branch location in Needham, Massachusetts. The Company plans to open this branch during the third quarter of 2021.
Impact of
COVID-19
During 2020, the
COVID-19
pandemic caused economic turmoil for individuals and businesses throughout the country and, in particular, our market area. Many businesses were required to fully or partially shut down. Many businesses laid off and/or furloughed employees as a result. Unemployment has increased significantly, and GDP declined significantly. This may cause loan defaults in the future as customers are unable to make their contractual loan payments. The Company has increased its provision for loan losses in response to this increased risk. Future provision levels will be dependent upon the length of the economic disruption and the effectiveness of government programs to mitigate the economic impact of the shutdowns. The Company’s revenue has been and may continue to be negatively impacted as transaction fees have declined due to decreased volume.
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
COVID-19
are likely to have a
far-reaching,
long-lasting effect on the global, national, and Massachusetts economies, we believe we have sufficient capital and financial strength, as well as liquidity resources to mitigate the effects of the
COVID-19
pandemic on our operations

Management’s Discussion and Analysis of Results of Operations and Financial Condition

and financial condition, while continuing to serve our communities and protect shareholder value.
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
FINANCIAL CONDITION
Investment Securities
The Company’s securities portfolio consists of securities
available-for-sale
(“AFS”), securities
held-to-maturity
(“HTM”), and equity securities.
Securities
available-for-sale
consist of certain U.S. Treasury, U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprise mortgage-backed securities; state, county, and municipal securities; privately issued mortgage-backed securities; and other debt securities.
These securities are carried at fair value, and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available-for-sale
at December 31, 2020 totaled $282,448,000 and included gross unrealized gains of $845,000 and gross unrealized losses of $670,000. A year earlier, the fair value of securities available-for-sale
was $260,502,000 including gross unrealized gains of $274,000 and gross unrealized losses of $696,000. In 2020 the Company did not recognize any gains on the sale of available-for-sale
securities. In 2019 and 2018, the Company recognized gains of $13,000 and $302,000, respectively.
Securities classified as
held-to-maturity
consist of U.S. Government Sponsored Enterprises, SBA

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Backed Securities, and U.S. Government Sponsored Enterprise mortgage-backed securities. Securities held-to-maturity
as of December 31, 2020 are carried at their amortized cost of $2,509,088,000. A year earlier, securities held-to-maturity
totaled $2,351,120,000. In 2020, 2019, and 2018, the Company recognized gains of $0 and $48,000, and $0 respectively, on the sale of held-to-maturity
securities. The sale from securities
held-to-maturity
relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principal investment.
Equity securities are reported at fair value with unrealized gains and losses included in earnings. The fair value of equity securities at December 31, 2020 and December 31, 2019, amounted to $1,668,000 and $1,688,000, respectively.

The following table sets forth the fair value and percentage distribution of securities available-for-sale
at the dates indicated.
Fair Value of Securities
Available-for-Sale

At December 31,	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$—	0.0%	$—	0.0%	$1,992	0.6%
U.S. Government Sponsored Enterprises	—	0.0%	—	0.0%	3,915	1.2%
SBA Backed Securities	44,039	15.6%	54,211	20.8%	70,194	20.9%
U.S. Government Agency and Sponsored
Enterprises Mortgage-Backed Securities	177,741	62.9%	184,187	70.7%	162,890	48.4%
Privately Issued Residential Mortgage-Backed Securities	328	0.1%	396	0.1%	672	0.2%
Obligations Issued by States and Political Subdivisions	52,276	18.5%	18,076	7.0%	93,503	27.7%
Other Debt Securities	8,064	2.9%	3,632	1.4%	3,593	1.0%

Total	$282,448	100.0%	$260,502	100.0%	$336,759	100.0%

The majority of the Company’s securities AFS are classified as Level 2, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” The fair values of these securities are obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/ dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data. Management’s understanding of a pricing service’s pricing methodologies includes obtaining an understanding of the valuation risks, assessing its qualification, verification of sources of information and processes used to develop prices and identifying, documenting, and testing controls. Management’s validation of a vendor’s pricing methodology includes establishing internal controls to determine that the pricing information received by pricing services and used by management in the valuation process is relevant and reliable. Market indicators and industry and economic events are also monitored. The decline in fair value from amortized cost for individual available-for-sale
securities that are temporarily impaired is not attributable to changes in credit quality. Because the Company does not intend to sell any of its debt securities and it is not more likely than not that it will be required to sell the debt securities before the anticipated recovery of their remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020.
Securities
available-for-sale
totaling $52,276,000, or 0.8% of assets, are classified as Level 3, as defined in Note 1 of the “Notes to Consolidated Financial Statements.” These securities are generally municipal securities with no readily determinable fair value. The Company also utilizes internal pricing analysis on various municipal

Management’s Discussion and Analysis of Results of Operations and Financial Condition

securities using market rates on comparable securities. The securities are carried at fair value with periodic review of underlying financial statements and credit ratings to assess the appropriateness of these valuations.
Debt securities of Government Sponsored Enterprises refer primarily to debt securities of Fannie Mae and Freddie Mac.
The following table sets forth the amortized cost and percentage distribution of securities held-to-maturity
at the dates indicated.
Amortized Cost of Securities
Held-to-Maturity

At December 31,	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
U.S. Treasury	$—	0.0%	$—	0.0%	$9,960	0.5%
U.S. Government Sponsored Enterprises	244,220	9.7%	98,867	4.2%	234,228	11.5%
SBA Backed Securities	37,783	1.5%	44,379	1.9%	52,051	2.5%
U.S. Government Sponsored Enterprise Mortgage-Backed Securities	2,227,085	88.8%	2,207,874	93.9%	1,750,408	85.5%

Total	$2,509,088	100.0%	$2,351,120	100.0%	$2,046,647	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Fair Value of Securities
Available-for-Sale
Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
SBA Backed Securities	$—	0.0%	0.00%	$14,056	5.0%	0.65%	$13,148	4.6%	0.75%	$16,835	6.0%	0.65%	$44,039	15.6%	0.68%
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	1,758	0.6%	0.46%	97,877	34.7%	0.60%	78,106	27.6%	0.55%	—	0.0%	0.00%	177,741	62.9%	0.58%
Privately Issued Residential Mortgage-Backed Securities	328	0.1%	1.44%	—	0.0%	0.00%	—	0.0%	0.00%	—	0.0%	0.00%	328	0.1%	1.44%
Obligations of States and Political Subdivisions	49,113	17.4%	0.90%	3,003	1.0%	1.30%	160	0.1%	3.00%	—	0.0%	0.00%	52,276	18.5%	0.93%
Other Debt Securities”	1,298	0.5%	1.05%	300	0.1%	1.01%	6,466	2.3%	4.85%	—	0.0%	0.00%	8,064	2.9%	4.09%

Total	$52,497	18.6%	0.89%	$115,236	40.8%	0.63%	$97,880	34.6%	0.87%	$16,835	6.0%	0.65%	$282,448	100.0%	0.76%

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Amortized Cost of Securities
Held-to-Maturity
Amounts Maturing

	Within One Year	% of Total	Weighted Average Yield	One Year to Five Years	% of Total	Weighted Average Yield	Five Years to Ten Years	% of Total	Weighted Average Yield	Over Ten Years	% of Total	Weighted Average Yield	Total	% of Total	Weighted Average Yield
(dollars in thousands)
U.S. Government Sponsored Enterprises	$10,000	0.4%	1.88%	$30,500	1.2%	1.72%	$203,720	8.1%	0.87%	$—	0.0%	0.00%	$244,220	9.7%	1.01%
SBA Backed Securities	—	0.0%	0.00%	5,325	0.2%	1.83%	32,458	1.3%	2.41%	—	0.0%	0.00%	37,783	1.5%	2.32%
U.S. Government Sponsored Enterprise Mortgage- Backed Securities	69,572	2.8%	1.91%	1,834,764	73.1%	2.15%	319,754	12.8%	1.84%	2,995	0.1%	3.03%	2,227,085	88.8%	2.10%

Total	$79,572	3.2%	1.91%	$1,870,589	74.5%	2.14%	$555,932	22.2%	1.52%	$2,995	0.1%	3.03%	$2,509,088	100.0%	2.00%

At December 31, 2020 and 2019, the Bank had no investments in obligations of individual states, counties, municipalities or nongovernment corporate entities which exceeded 10% of stockholders’ equity. In 2020 there were no sales of securities. In 2019, sales of securities totaling $17,478,000 in gross proceeds resulted in a net realized gain of $61,000. There were no sales of state, county, or municipal securities during 2020, 2019 and 2018.
Management reviews the investment portfolio for other-than-temporary impairment of individual securities on a regular basis. The results of such analysis are dependent upon general market conditions and specific conditions related to the issuers of our securities.
Loans
The Company’s lending activities are conducted principally in Massachusetts, New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington DC, and Pennsylvania. The Company grants single-family and multi-family residential loans, commercial and commercial real estate loans, municipal loans, and a variety of consumer loans. To a lesser extent, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and land development. Most loans granted by the Company are secured by real estate collateral. The ability and willingness of commercial real estate, commercial, construction, residential and consumer loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate market in the borrowers’ geographic areas and of the general economy. During 2020 the Company participated in the SBA’s PPP program. PPP originations totaled approximately $232,000,000.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2020		2019		2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(dollars in thousands)
Construction and land development	$10,909	0.4%	$8,992	0.4%	$13,628	0.6%	$18,931	0.9%	$14,928	0.8%
Commercial and industrial	1,314,245	43.8%	812,417	33.5%	761,625	33.3%	763,807	35.1%	612,503	31.8%
Municipal	137,607	4.6%	120,455	5.0%	97,290	4.3%	106,599	4.9%	135,418	7.0%
Commercial real estate	789,836	26.3%	786,102	32.4%	750,362	32.8%	732,491	33.7%	696,173	36.2%
Residential real estate	448,436	15.0%	371,897	15.3%	348,250	15.2%	287,731	13.2%	241,357	12.5%
Consumer	20,007	0.7%	21,071	0.9%	21,359	0.9%	18,458	0.8%	11,013	0.6%
Home equity	274,357	9.2%	304,363	12.5%	292,340	12.9%	247,345	11.4%	211,857	11.0%
Overdrafts	432	0.0%	822	0.0%	724	0.0%	582	0.0%	684	0.1%

Total	$2,995,829	100.0%	$2,426,119	100.0%	$2,285,578	100.0%	$2,175,944	100.0%	$1,923,933	100.0%

At December 31, 2020, 2019, 2018, 2017 and 2016, loans were carried net of (premiums) discounts of $(74,000), $(292,000), $(364,000), $46,000 and $313,000, respectively. Net deferred loan fees of $4,444,000, $220,000, $496,000, $588,000 and $641,000 were carried in 2020, 2019, 2018, 2017 and 2016, respectively.
The following table summarizes the remaining maturity distribution of certain components of the Company’s loan portfolio on December 31, 2020. The table excludes loans secured by 1–4 family residential real estate, loans for household and family personal expenditures, and municipal loans. Maturities are presented as if scheduled principal amortization payments are due on the last contractual payment date.

December 31, 2020	One Year or Less	One to Five Years	Over Five Years	Total
(dollars in thousands)
Construction and land development	$2,747	$—	$8,162	$10,909
Commercial and industrial	78,000	282,410	953,835	1,314,245
Commercial real estate	37,592	100,400	651,844	789,836

Total	$118,339	$382,810	$1,613,841	$2,114,990

The following table indicates the rate variability of the above loans due after one year.

December 31, 2020	One to Five Years	Over Five Years	Total
(dollars in thousands)
Predetermined interest rates	$276,122	$543,134	$819,256
Floating or adjustable interest rates	106,688	1,070,707	1,177,395

Total	$382,810	$1,613,841	$1,996,651

The Company’s commercial and industrial (“C&I”) loan customers include large healthcare and higher education institutions. During 2017, the Company increased its lending activities to these types of organizations. This increase may expose the Company to concentration risks inherent in financings based upon analysis of credit risk, the value of underlying collateral, and other more intangible factors, which are considered in originating commercial loans. The percentage of these types of organizations to total C&I loans has declined to 72% at December 31, 2020, compared to 87% at December 31, 2019. During 2020 the Company participated in the SBA’s PPP program. PPP balances totaled $196,000,000 at December 31, 2020 and are included in C&I loans.

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
Municipal loans customers include loans to municipalities or related interests, primarily for infrastructure projects. The Company had increased its lending activities to municipalities through 2016. Municipal loans decreased during 2017 and 2018 as a result of loan payoffs. Municipal loans increased during 2019 and 2020 as a result of increased loan originations.
Residential real estate loans (1–4 family) includes two categories of loans. Included in residential real estate are approximately $53,302,000 of C&I type loans secured by 1–4 family real estate. Primarily, these are small businesses with modest capital or shorter operating histories where the collateral mitigates some risk. This category of loans shares similar risk characteristics with the C&I loans, notwithstanding the nature of the collateral.
The other category of residential real estate loans is mostly 1–4 family residential properties located in the Bank’s market area. Underwriting criteria are generally the same as those used by Fannie Mae. The Bank utilizes mortgage insurance to provide lower down payment products and has provided a “First Time Homebuyer” product to encourage new home ownership. Residential real estate loan volume has increased and remains a core consumer product. The economic environment impacts the risks associated with this category.
Home equity loans are extended as both first and second mortgages on owner-occupied residential properties in the Bank’s market area and are underwritten to a maximum loan to property value of 75%.
Bank officers evaluate the feasibility of construction projects based on independent appraisals of the project, architects’ or engineers’ evaluations of the cost of construction and other relevant data. As of December 31, 2020, the Company was obligated to advance a total of $54,553,000 to complete projects under construction.
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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Nonaccrual loans remained relatively stable from 2016 through 2020.
The composition of nonperforming assets is as follows:

December 31,	2020	2019	2018	2017	2016
(dollars in thousands)
Total nonperforming loans	$3,996	$2,014	$1,313	$1,684	$1,084
Other real estate owned	—	—	2,225	—	—

Total nonperforming assets	$3,996	$2,014	$3,538	$1,684	$1,084

Accruing troubled debt restructured loans	$2,202	$2,361	$2,559	$2,749	$3,526
Loans past due 90 and still accruing	90	—	—	—	—
Nonperforming loans as a percent of gross loans	0.13%	0.08%	0.15%	0.08%	0.06%
Nonperforming assets as a percent of total assets	0.06%	0.04%	0.07%	0.04%	0.02%
The composition of impaired loans is as follows:

	2020	2019	2018	2017	2016
Residential real estate, multi-family	$—	$—	$—	$4,212	$198
Home equity	—	—	—	—	—
Commercial real estate	4,940	2,346	2,650	2,554	3,149
Construction and land development	—	—	—	—	94
Commercial and industrial	439	906	401	348	389

Total impaired loans	$5,379	$3,252	$3,051	$7,114	$3,830

At December 31, 2020, 2019, 2018, 2017 and 2016 impaired loans had specific reserves of $589,000, $102,000, $145,000, $164,000 and $173,000, respectively.
The Company was servicing mortgage loans sold to others without recourse of approximately $125,998,000, $204,690,000, $209,160,000, $229,533,000 and $229,730,000 at December 31, 2020, 2019, 2018, 2017 and 2016, respectively. The Company had no loans held for sale at December 31, 2020, 2019, 2018, 2017 and 2016.
Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets (“MSA”) are amortized into non-interest
income in proportion to, and over the period of, the estimated net servicing income. Upon sale, the mortgage servicing asset is established, which represents the then-current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. MSAs totaled $773,000 at December 31, 2020, $1,202,000 at December 31, 2019, $1,226,000 at December 31, 2018, $1,525,000 at December 31, 2017 and $1,629,000 at December 31, 2016.
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

Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company continues to monitor closely $33,119,000 and $31,631,000 at December 31, 2020 and 2019, respectively, of loans for which management has concerns regarding the ability of the borrowers to perform. The majority of the loans are secured by real estate and are considered to have adequate collateral value to cover the loan balances at December 31, 2020, although such values may fluctuate with changes in the economy and the real estate market. The increase is primarily attributable to two loan relationships secured by real estate.
Allowance for Loan Losses
The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.

Year Ended December 31,	2020	2019	2018	2017	2016
(dollars in thousands)
Year-end loans outstanding
(net of unearned discount and deferred loan fees)	$2,995,829	$2,426,119	$2,285,578	$2,175,944	$1,923,933

Average loans outstanding
(net of unearned discount and deferred loan fees)	$2,774,069	$2,341,190	$2,222,946	$2,059,797	$1,838,136

Balance of allowance for loan losses at the beginning of year	$29,585	$28,543	$26,255	$24,406	$23,075

Loans charged-off:
Commercial and industrial	29	137	67	49	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	22	450	—	27
Consumer	209	295	316	341	362

Total loans charged-off	238	454	833	390	389

Recovery of loans previously charged-off:
Commercial and industrial	197	60	57	110	132
Construction	—	—	1,436	—	—
Real estate	5	—	75	84	6
Consumer	112	186	203	255	296

Total recoveries of loans previously charged-off:	314	246	1,771	449	434

Net loan (recoveries) charge-offs	(76)	208	(938)	(59)	(45)
Provision charged to operating expense	5,825	1,250	1,350	1,790	1,375
Reclassification to other liabilities	—	—	—	—	(89)

Balance at end of year	$35,486	$29,585	$28,543	$26,255	$24,406

Ratio of net (recoveries) charge-offs during the year to average loans outstanding	0.00%	0.01%	(0.04)%	0.00%	0.00%

Ratio of allowance for loan losses to loans outstanding	1.18%	1.22%	1.25%	1.21%	1.27%

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
The Company has continued to increase its exposure to larger loan originations to large institutions with strong credit quality in recent years. The Company has limited internal loss history experience with these types of loans and has determined a more appropriate representation of loss expectation is to utilize external historical loss factors based on public credit ratings, as there is a great deal of default and loss data available on these types of loans from the credit rating agencies. The Company incorporated this information into the development of the historical loss rates for these loan types. For 2017, the change in the ratio of the allowance for loan losses to loans outstanding, was primarily due to changes in portfolio composition, lower historical loss rates, and qualitative factor adjustments. For 2018, the ratio increased, primarily as a result of changes in qualitative factors related to general economic factors pertaining to certain industries. For 2019, the ratio decreased primarily as a result of improvements in historical loss factors. For 2020, the ratio decreased, primarily from approximately $196 million of qualifying Payroll Protection Program (PPP) loans that are guaranteed by the U.S. Small Business Administration (SBA), which require no allowance for loan losses.
In addition, the Company monitors the outlook for the industries in which these institutions operate. Healthcare and higher education are the primary industries. The Company also monitors the volatility of the losses within the historical data. By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade.
Credit ratings issued by national organizations were utilized as credit quality indicators, for certain of the Company’s loans, as presented in the following table at December 31, 2020.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(in thousands)
Credit Rating:
Aaa-Aa3	$710,955	$74,291	$38,035	$823,281
A1-A3	183,123	7,103	145,583	335,809
Baa1-Baa3	50,000	51,133	140,905	242,038
Ba2	—	5,080	—	5,080

Total	$944,078	$137,607	$324,523	$1,406,208

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Credit ratings issued by national organizations were utilized as credit quality indicators, for certain of the Company’s loans, as presented in the following table at December 31, 2019.

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

	2020		2019		2018		2017		2016
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
(dollars in thousands)
Construction and land development	$429	0.4%	$331	0.4%	$1,092	0.6%	$1,645	0.9%	$1,012	0.8%
Commercial and industrial	16,713	43.8%	11,596	33.5%	10,998	33.3%	9,651	35.1%	6,972	31.8%
Municipal	2,804	4.6%	2,566	5.0%	1,838	4.3%	1,720	4.9%	1,612	7.1%
Commercial real estate	11,751	26.3%	11,464	32.4%	10,663	32.8%	9,728	33.7%	11,135	36.2%
Residential real estate	2,111	15.0%	2,194	15.3%	2,190	15.2%	1,873	13.2%	1,698	12.5%
Consumer and other	241	0.7%	312	0.9%	365	0.9%	373	0.8%	582	0.6%
Home equity	1,208	9.2%	1,065	12.5%	1,111	12.9%	989	11.4%	1,102	11.0%
Unallocated	229		57		286		276		293

Total	$35,486	100.0%	$29,585	100.0%	$28,543	100.0%	$26,255	100.0%	$24,406	100.0%

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
The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
(dollars in thousands)
Demand Deposits	$921,718	18.0%	$760,420	17.4%	$753,604	18.5%
Savings and Interest Checking	1,900,406	37.1%	1,810,481	41.5%	1,514,259	37.1%
Money Market	1,708,674	33.3%	1,273,389	29.2%	1,230,010	30.2%
Time Certificates of Deposit	595,864	11.6%	519,761	11.9%	577,975	14.2%

Total	$5,126,662	100.0%	$4,364,051	100.0%	$4,075,848	100.0%

Time Deposits of $100,000 or more as of December 31, are as follows:

	2020	2019
(dollars in thousands)
Three months or less	$165,992	$84,940
Three months through six months	94,649	94,562
Six months through twelve months	141,650	146,830
Over twelve months	55,645	130,719

Total	$457,936	$457,051

Borrowings
The Bank’s borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLBB”) borrowings collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s borrowings from the FHLBB totaled $177,009,000, a decrease of $193,946,000 from the prior year. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2020, was approximately $591,974,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. See Note 12 of the notes to consolidated financial statements, “Other Borrowed Funds and Subordinated Debentures,” for a schedule, including related interest rates and other information.
Subordinated Debentures
In December 2004, the Company consummated the sale of a Trust Preferred Securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary, Century Bancorp Capital Trust II.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 2.09% at December 31, 2020. The Company is using the proceeds primarily for general business purposes.
Securities Sold Under Agreements to Repurchase
The Bank’s remaining borrowings consist primarily of securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $232,090,000, a decrease of $33,955,000 from the prior year. See Note 11, “Securities Sold Under Agreements to Repurchase,” for a schedule, including their interest rates and other information.
RESULTS OF OPERATIONS
Net Interest Income
The Company’s operating results depend primarily on net interest income and fees received for providing services. Net interest income on a fully taxable equivalent basis increased 8.8% in 2020 to $114,110,000, compared with $104,857,000 in 2019. The increase in net interest income for 2020 is primarily due to a decrease in interest expense as a result of falling interest rates and an increase in average earning assets. The increase in net interest income for 2019 was mainly due to a 7.2% increase in the average balances of earning assets, combined with a similar increase in deposits and prepayment penalties collected. The level of interest rates, the ability of the Company’s earning assets and liabilities to adjust to changes in interest rates and the mix of the Company’s earning assets and liabilities affect net interest income. The net interest margin on a fully taxable equivalent basis decreased to 2.00% in 2020 and decreased to 2.10% in 2019 from 2.18% in 2018. The decrease in the net interest margin for 2020 was primarily the result of increased margin pressure due to the recent decrease in interest rates across the yield curve. The decrease in the net interest margin for 2019 was primarily attributable to an increase in rates paid on deposits. The Company collected approximately $1,400,000, $1,456,000, and $39,000, respectively, of prepayment penalties, which are included in interest income on loans, for 2020, 2019 and 2018, respectively.
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

Year Ended December 31,	2020			2019			2018
	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Taxable	$1,559,577	$57,554	3.69%	$1,207,896	$54,720	4.53%	$1,102,390	$46,615	4.23%
Tax-exempt	1,214,492	35,540	2.93%	1,133,294	41,998	3.71%	1,120,556	40,439	3.61%
Securities available-for-sale: (3)
Taxable	267,527	3,891	1.45%	268,516	8,078	3.01%	310,071	7,864	2.54%
Tax-exempt	27,947	417	1.49%	45,088	1,324	2.94%	90,027	1,938	2.15%
Securities held-to-maturity:
Taxable	2,372,491	58,072	2.45%	2,152,580	58,036	2.70%	1,854,328	45,556	2.46%
Interest-bearing deposits in other banks	274,901	843	0.31%	189,710	4,051	2.14%	183,903	3,498	1.90%

Total interest-earning assets	5,716,935	156,317	2.73%	4,997,084	168,207	3.37%	4,661,275	145,910	3.13%
Noninterest-earning assets	307,002			250,864			229,244
Allowance for loan losses	(31,951)			(29,004)			(27,531)

Total assets	$5,991,986			$5,218,944			$4,862,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,120,080	$5,443	0.49%	$940,998	$9,357	0.99%	$926,143	$6,579	0.71%
Savings accounts	780,326	3,437	0.44%	869,483	11,826	1.36%	588,116	5,178	0.88%
Money market accounts	1,708,674	15,012	0.88%	1,273,389	21,170	1.66%	1,230,010	13,922	1.13%
Time deposits	595,864	11,573	1.94%	519,761	11,804	2.27%	577,975	10,208	1.77%

Total interest-bearing deposits	4,204,944	35,465	0.84%	3,603,631	54,157	1.50%	3,322,244	35,887	1.08%
Securities sold under agreements to repurchase	221,609	1,376	0.62%	224,361	2,347	1.05%	147,944	976	0.66%
Other borrowed funds and subordinated debentures	201,656	5,366	2.66%	231,926	6,846	2.95%	291,674	7,617	2.61%

Total interest-bearing liabilities	4,628,209	42,207	0.91%	4,059,918	63,350	1.56%	3,761,862	44,480	1.18%
Noninterest-bearing liabilities
Demand deposits	921,718			760,420			753,604
Other liabilities	89,147			79,437			70,020

Total liabilities	5,639,074			4,899,775			4,585,486

Stockholders’ equity	352,912			319,169			277,502
Total liabilities and stockholders’ equity	$5,991,986			$5,218,944			$4,862,988

Net interest income on a fully taxable equivalent basis		$114,110			$104,857			$101,430

Less taxable equivalent adjustment		(7,281)			(9,068)			(8,854)

Net interest income		$106,829			$95,789			$92,576

Net interest spread			1.82%			1.81%			1.95%

Net interest margin			2.00%			2.10%			2.18%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	At amortized cost.

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

Year Ended December 31,	2020 Compared with 2019 Increase/(Decrease) Due to Change in			2019 Compared with 2018 Increase/(Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
(dollars in thousands)
Interest income:
Loans
Taxable	$14,127	$(11,293)	$2,834	$4,644	$3,461	$8,105
Tax-exempt	2,848	(9,306)	(6,458)	463	1,096	1,559
Securities available-for-sale:
Taxable	(30)	(4,157)	(4,187)	(1,136)	1,350	214
Tax-exempt	(395)	(512)	(907)	(1,171)	557	(614)
Securities held-to-maturity:
Taxable	5,642	(5,606)	36	7,772	4,708	12,480
Interest-bearing deposits in other banks	1,283	(4,491)	(3,208)	113	440	553

Total interest income	23,475	(35,365)	(11,890)	10,685	11,612	22,297

Interest expense:
Deposits:
NOW accounts	1,534	(5,448)	(3,914)	107	2,671	2,778
Savings accounts	(1,105)	(7,284)	(8,389)	3,108	3,540	6,648
Money market accounts	5,803	(11,961)	(6,158)	507	6,741	7,248
Time deposits	1,603	(1,834)	(231)	(1,105)	2,701	1,596

Total interest-bearing deposits	7,835	(26,527)	(18,692)	2,617	15,653	18,270
Securities sold under agreements to repurchase	(28)	(943)	(971)	642	729	1,371
Other borrowed funds and subordinated debentures	(843)	(637)	(1,480)	(1,685)	914	(771)

Total interest expense	6,964	(28,107)	(21,143)	1,574	17,296	18,870

Change in net interest income	$16,511	$(7,258)	$9,253	$9,111	$(5,684)	$3,427

Average earning assets were $5,716,935,000 in 2020, an increase of $719,851,000 or 14.4% from the average in 2019, which was 7.2% higher than the average in 2018. Total average securities, including securities available-for-sale
and securities
held-to-maturity,
were $2,667,965,000, an increase of 8.2% from the average in 2019. The increase in securities volume was mainly attributable to an increase in taxable securities held-to-maturity.
An increase in securities volume and a decrease in rates resulted in lower securities income, which decreased 7.5% to $62,380,000 on a fully taxable equivalent basis. Total average loans increased by $432,879,000, or 18.5% to $2,774,069,000 after increasing by $118,244,000, or 5.3% in 2019. The primary reasons for the increase in loans were SBA PPP loans, taxable commercial and industrial loans, tax-exempt
commercial and industrial loans, and residential mortgage lending. The increase in loan volume offset by lower interest rates resulted in lower loan income. Loan income decreased by 3.7% or $3,624,000 to $93,094,000 in 2020 compared to 2019. The increase in loan volume resulted in higher loan income for 2019. Loan income

Management’s Discussion and Analysis of Results of Operations and Financial Condition

increased by 11.1% or $9,664,000 to $96,718,000 in 2019 compared to 2018. This was mainly the result of an increase in rates and average balances. Total loan income was $87,054,000 in 2018.
The Company’s sources of funds include deposits and borrowed funds. On average, deposits increased 17.5%, or $762,611,000, in 2020 after increasing by 7.1%, or $288,203,000, in 2019. Deposits increased in 2020, primarily as a result of increases in demand deposits, NOW deposits, money market accounts, and time deposits. Deposits increased in 2019, primarily as a result of increases in savings and NOW deposits, demand deposits, and money market accounts. This was offset, somewhat, by a decrease in time deposits. Borrowed funds and subordinated debentures decreased by 7.2% in 2020, following a decrease of 3.8% in 2019. The majority of the Company’s borrowed funds are borrowings from the FHLBB, and retail repurchase agreements. Average borrowings from the FHLBB decreased by approximately $30,270,000, and average retail repurchase agreements decreased by $2,752,000 in 2020. Interest expense totaled $42,207,000 in 2020, a decrease of $21,143,000, or 33.4%, from 2019 when interest expense increased 42.4% from 2018. The decrease in interest expense, for 2020, is primarily due to decreases in the rates on deposits and borrowed funds offset, somewhat, by an increase in average balances of deposits. The increase in interest expense, for 2019, is primarily due to increases in the rates on deposits and borrowed funds as well as an increase in average balances of deposits and repurchase agreements.
Provision for Loan Losses
The provision for loan losses was $5,825,000 in 2020, compared with $1,250,000 in 2019 and $1,350,000 in 2018. These provisions are the result of management’s evaluation of the amounts and credit quality of the loan portfolio considering such factors as loan status, collateral values, financial condition of the borrower, the state of the economy and other relevant information. The provision for loan losses increased during 2020, primarily as a result of the economic uncertainties associated with the
COVID-19
pandemic and increased loan balances, partially offset by a decline in historical loss rates. The provision for loan losses decreased during 2019, primarily as a result of improvements in historical loss factors.
Other Operating Income
During 2020, the Company continued to experience strong results in its fee-based
services, including fees derived from traditional banking activities such as deposit-related services, its automated lockbox collection system and full-service securities brokerage supported by LPL Financial, a full-service securities brokerage business.

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
Through a program called Investment Services at Century Bank, the Bank provides full-service securities brokerage services supported by LPL Financial, a full-service securities brokerage business. Registered representatives employed by Century Bank offer limited investment advice, execute transactions, and assist customers in financial and retirement planning. LPL Financial provides research to the Bank’s representatives. The Bank receives a share in the commission revenues.
Total other operating income in 2020 was $19,100,000, an increase of $701,000, or 3.8%, compared to 2019. This increase followed an increase of $2,151,000, or 13.2%, in 2019, compared to 2018. Included in other operating income are net gains on sales of securities of $0, $61,000, and $302,000 in 2020, 2019 and 2018, respectively. Also included in other operating income are net gains on sales of mortgage loans of $0, $412,000, and $0 in 2020, 2019 and 2018, respectively.

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Service charge income, which continues to be a major source of other operating income, totaling $8,818,000 in 2020, decreased $402,000 compared to 2019. This followed an increase of $660,000 in 2019 compared to 2018. The decrease in fees, in 2020, was mainly attributable to a decrease in overdraft charges. The increase in fees, in 2019, was mainly attributable to an increase in processing activities and an increase in debit card fees. Lockbox revenues totaled $3,745,000, a decrease of $228,000 in 2020 following an increase of $699,000 in 2019. Lockbox revenues decreased during 2020 primarily as a result of a decrease in customer activity. Lockbox revenues increased during 2019 primarily as a result of the addition of a large lockbox customer. Other income totaled $6,266,000, up $1,810,000 in 2020 following an increase of $692,000 in 2019. The increase in 2020 was primarily the result of a death benefit received from life insurance policies. The increase in 2019 was primarily the result of a death benefit received from life insurance policies as well as increases in wealth management fees.
Operating Expenses
Total operating expenses were $73,488,000 in 2020, compared to $72,129,000 in 2019 and $69,693,000 in 2018.
Salaries and employee benefits expenses increased by $1,289,000 or 2.9% in 2020, after increasing by 3.1% in 2019. The increase in 2020 was mainly attributable to merit increases in salaries and increased pension costs. The increase in 2019 was mainly attributable to merit increases in salaries. Occupancy expense decreased by $206,000, or 3.3%, in 2020, following an increase of $154,000, or 2.5%, in 2019. The decrease in 2020 was primarily attributable to a decrease in rent expense. The increase in 2019 was primarily attributable to an increase in rent and real estate tax expense.
Equipment expense increased by $257,000, or 7.9%, in 2020, following an increase of $106,000, or 3.4%, in 2019. The increase in 2020 was primarily attributable to an increase in depreciation expense due to an increase in fixed assets. The increase in 2019 was primarily attributable to an increase in service contracts expense.
FDIC assessments increased by $445,000, or 61.0%, in 2020, following a decrease of $742,000, or 50.4%, in 2019. FDIC assessments increased in 2020 mainly as a result of FDIC assessment credits recognized during 2019. FDIC assessments decreased in 2019 mainly as a result of FDIC assessment credits recognized during 2019.
Other operating expenses decreased by $426,000 in 2020, which followed a $1,614,000 increase in 2019. The decrease in 2020 was primarily attributable to a decrease in marketing expenses offset, somewhat, by increases in security costs. The increase in 2019 was primarily attributable to an increase in pension and software maintenance expense.
Provision for Income Taxes
Income tax expense was $4,407,000 in 2020, $1,110,000 in 2019, and $1,568,000 in 2018. The effective tax rate was 9.5% in 2020, 2.7% in 2019, and 4.2% in 2018. The increase in 2020 was primarily as a result of an increase in the mix of taxable income relative to total income and a reduction in tax accruals, during 2019, related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward, offset by an increase in life insurance proceeds received. The decrease for 2019 was primarily as a result of a reduction in tax accruals related to sequestration of the refundable portion of our alternative minimum tax (AMT) credit carryforward. On January 14, 2019, the IRS updated its announcement “Effect of Sequestration on the Alternative Minimum Tax Credit for Corporations” to clarify that refundable AMT credits under Section 53(e) of the Internal Revenue Code are not subject to sequestration for taxable years beginning after December 31, 2017. On March 27, 2020, the CARES Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit was refunded in 2020. The federal tax rate was 21% in 2020, 2019 and 2018.
Market Risk and Asset Liability Management
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit-taking activities. To that end,

Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Change in Interest Rates (in Basis Points)	Percentage Change in Net Interest Income (1)
+400	(10.9)
+300	(7.5)
+200	(5.6)
+100	(4.3)
–100	0.2
–200	(2.9)

(1)	The percentage change in this column represents net interest income for 12 months in various rate scenarios versus the net interest income in a stable interest rate environment.
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
Liquidity and Capital Resources
Liquidity is provided by maintaining an adequate level of liquid assets that includes cash and due from banks, federal funds sold and other temporary investments. Liquid assets totaled $374,000,000 on December 31, 2020, compared with $258,693,000 on December 31, 2019. In each of these two years, deposit and borrowing activity has generally been adequate to support asset activity.
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
Capital Adequacy
Total stockholders’ equity was $370,409,000 at December 31, 2020, compared with $332,581,000 at December 31, 2019. The Company’s equity increased primarily as a result of earnings, offset somewhat by an increase in other comprehensive loss, net of taxes, and by dividends paid. Other comprehensive loss, net of taxes, increased primarily as a result of an increase in the pension liability, net of taxes, offset somewhat by a decrease in unrealized losses on securities transferred from available-for-sale
to
held-to-maturity,
net of taxes, and an increase in unrealized gains on securities available-for-sale,
net of taxes.
Federal banking regulators have issued risk-based capital guidelines, which assign risk factors to asset categories and off-balance-sheet
items. The following table reflects capital ratios computed utilizing the recently implemented Basel III regulatory capital framework:

	Minimum Capital Ratios	Bank	Company
Leverage ratios	4.00%	6.41%	6.64%
Common equity tier 1 risk weighted capital ratios	4.50%	12.00%	11.39%
Tier 1 risk weighted capital ratios	6.00%	12.00%	12.40%
Total risk weighted capital ratios	8.00%	13.03%	13.43%

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Contractual Obligations, Commitments, and Contingencies
The Company has entered into contractual obligations and commitments. The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2020.

	Payments Due—By Period
CONTRACTUAL OBLIGATIONS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
(dollars in thousands)
FHLBB advances	$177,009	$67,500	$33,500	$67,000	$9,009
Subordinated debentures	36,083	—	—	—	36,083
Retirement benefit obligations	58,959	4,578	9,456	10,925	34,000
Lease obligations	16,670	2,156	3,957	3,163	7,394
Customer repurchase agreements	232,090	232,090	—	—	—

Total contractual cash obligations	$520,811	$306,324	$46,913	$81,088	$86,486

	Amount of Commitment Expiring—By Period
OTHER COMMITMENTS	Total	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
(dollars in thousands)
Lines of credit	$787,206	$49,158	$206,992	$123,842	$407,214
Standby and commercial letters of credit	5,344	2,266	2,910	168	—
Other commitments	96,483	32,548	2,601	6,063	55,271

Total commitments	$889,033	$83,972	$212,503	$130,073	$462,485

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
instruments.
Financial instruments with
off-balance-sheet
risk at December 31 are as follows:

Contract or Notional Amount	2020	2019
(dollars in thousands)
Financial instruments whose contract amount represents credit risk:
Commitments to originate 1–4 family mortgages	$28,163	$13,806
Standby and commercial letters of credit	5,344	5,779
Unused lines of credit	787,206	625,524
Unadvanced portions of construction loans	54,553	11,062
Unadvanced portions of other loans	13,767	15,801
Commitments to originate loans, unadvanced portions of construction loans and unused letters of credit are generally agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally

Management’s Discussion and Analysis of Results of Operations and Financial Condition

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit was $78,000 and $44,000 for 2020 and 2019, respectively.
Recent Accounting Developments
Accounting Standards Issued but not yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the FASB but are not yet effective:
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU are effective for a limited period and mainly address accounting and reporting challenges due to the transition from LIBOR on existing contracts. The optional expedients may be applied to loans, borrowings, leases and derivatives at any period as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020 up to the date that the financial statements are available to be issued. The ASU simplifies the accounting analyses for contract modifications and simplifies the hedge effectiveness assessment and allows hedging relationships impacted by the LIBOR transition to continue. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is assessing the impact of this standard but does not expect that it will have a material impact on the Company’s consolidated financial statements, or results of operations.
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
To implement the new standard the Company has purchased a software solution and has captured the information needed to implement this ASU. As part of the FASB ASC 326 implementation process, the company is using two models: a rating migration model and a probability of default model. The ratings migration model, which will be used for our larger loans made to institutions with available credit ratings, is designed to estimate loss reserves according to the CECL standard for rated loans or

Management’s Discussion and Analysis of Results of Operations and Financial Condition

similar instruments. The model structure follows a grade migration approach, where the default rate is based on the probability of each grade transition which is modelled using historical data. The probability of default model, which will be used for our remaining commercial loans and our consumer loans, is based primarily on four components: loss history, product life cycle, behavioral attributes and the economic environment. During the fourth quarter of 2019 and during 2020, the Company tested the two CECL credit models in parallel with the existing incurred loss models. The securities held-to-maturity
include U.S. Treasury, U.S. Government Sponsored Enterprises, SBA Backed Securities and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities. The CECL standard allows assumption of zero expected credit losses where expectation of non-payment
is zero for these types of securities. The Company expects no impact from ASU
2016-13
to arise from this portfolio.
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
2016-13.
ASU 2019- 05 Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief was also issued in May 2019. This ASU provides entities the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized costs basis. The fair value option election does not apply to held-to-maturity
debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act allows certain companies to delay FASB ASU
2016-13,
Measurement of Credit Losses on Financial Instruments (CECL), and subsequent amendments to the ASU noted above, including the current expected credit losses methodology for estimating allowances for credit losses. The Company has elected to delay FASB ASU
2016-13.
This ASU was delayed until the earlier of the date on which the national emergency concerning the
COVID-19
outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law. The law changed the delayed implementation date to the earlier of the first day of the Company’s fiscal year that begins after the date on which the national emergency terminates or January 1, 2022. The Company does not believe the impact of adoption would have been material to the Company’s consolidated financial statements as of December 31, 2020.
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

Consolidated Balance Sheets

December 31,	2020	2019
(dollars in thousands except share data)
ASSETS
Cash and due from banks (Note 2)	$136,735	$44,420
Federal funds sold and interest-bearing deposits in other banks	237,265	214,273

Total cash and cash equivalents	374,000	258,693
Securities available-for-sale, amortized cost $282,273 in 2020 and $260,924 in 2019 (Notes 3, 9 and 11)	282,448	260,502
Securities held-to-maturity, fair value $2,579,103 in 2020 and $2,361,304 in 2019 (Notes 4 and 11)	2,509,088	2,351,120
Federal Home Loan Bank of Boston, stock at cost	13,361	19,471
Equity securities, cost $1,635 in 2020 and $1,635 in 2019, respectively	1,668	1,688
Loans, net (Note 5)	2,995,829	2,426,119
Less: allowance for loan losses (Note 6)	35,486	29,585

Net loans	2,960,343	2,396,534
Bank premises and equipment (Note 7)	39,062	33,952
Accrued interest receivable	13,283	13,110
Other assets (Notes 5, 6, 8, 16, 17, 23)	165,581	157,354

Total assets	$6,358,834	$5,492,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Demand deposits	$1,103,878	$712,842
Savings and NOW deposits	1,728,092	1,678,250
Money market accounts	2,074,108	1,453,572
Time deposits (Note 10)	546,143	555,447

Total deposits	5,452,221	4,400,111
Securities sold under agreements to repurchase (Note 11)	232,090	266,045
Other borrowed funds (Note 12)	177,009	370,955
Subordinated debentures (Note 12)	36,083	36,083
Other liabilities (Note 17)	91,022	86,649

Total liabilities	5,988,425	5,159,843
Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity (Note 15):
Preferred Stock—$1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A,
$1.00 par value per share; authorized 10,000,000 shares; issued 3,655,469 shares in 2020 and 3,650,949 shares in 2019	3,656	3,651
Common stock, Class B,
$1.00 par value per share; authorized 5,000,000 shares; issued 1,912,440 in 2020 and 1,916,960 shares in 2019	1,912	1,917
Additional paid-in capital	12,292	12,292
Retained earnings	378,699	338,980

	396,559	356,840
Unrealized gains(losses) on securities available-for-sale, net of taxes	130	(308)
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(1,221)	(1,812)
Pension liability, net of taxes	(25,059)	(22,139)

Total accumulated other comprehensive loss, net of taxes (Notes 3, 13 and 15)	(26,150)	(24,259)

Total stockholders’ equity	370,409	332,581

Total liabilities and stockholders’ equity	$6,358,834	$5,492,424

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Income

Year Ended December 31,	2020	2019	2018
(dollars in thousands except share data)
INTEREST INCOME
Loans, taxable	$57,554	$54,720	$46,615
Loans, non-taxable	28,329	33,167	31,936
Securities available-for-sale, taxable	3,264	7,125	6,748
Securities available-for-sale, non-taxable	348	1,087	1,587
Federal Home Loan Bank of Boston dividends	626	953	1,116
Securities held-to-maturity	58,072	58,036	45,556
Federal funds sold, interest-bearing deposits in other banks and short-term investments	843	4,051	3,498

Total interest income	149,036	159,139	137,056
INTEREST EXPENSE
Savings and NOW deposits	8,880	21,183	11,757
Money market accounts	15,012	21,170	13,922
Time deposits	11,573	11,804	10,208
Securities sold under agreements to repurchase	1,376	2,347	976
Other borrowed funds and subordinated debentures	5,366	6,846	7,617

Total interest expense	42,207	63,350	44,480

Net interest income	106,829	95,789	92,576
Provision for loan losses (Note 6)	5,825	1,250	1,350

Net interest income after provision for loan losses	101,004	94,539	91,226
OTHER OPERATING INCOME
Service charges on deposit accounts	8,818	9,220	8,560
Lockbox fees	3,745	3,973	3,274
Brokerage commissions	271	277	348
Net gains on sales of securities	—	61	302
Gains on sales of mortgage loans	—	412	—
Other income	6,266	4,456	3,764

Total other operating income	19,100	18,399	16,248
OPERATING EXPENSES
Salaries and employee benefits (Note 17)	45,303	44,014	42,710
Occupancy	6,040	6,246	6,092
Equipment	3,495	3,238	3,132
FDIC assessments	1,174	729	1,471
Other (Note 20)	17,476	17,902	16,288

Total operating expenses	73,488	72,129	69,693

Income before income taxes	46,616	40,809	37,781
Provision for income taxes (Note 16)	4,407	1,110	1,568

Net income	$42,209	$39,699	$36,213

SHARE DATA (Note 14)
Weighted average number of shares outstanding, basic
Class A	3,653,939	3,633,044	3,608,179
Class B	1,913,970	1,934,865	1,959,730
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909
Class B	1,913,970	1,934,865	1,959,730
Basic earnings per share
Class A	$9.15	$8.63	$7.89
Class B	$4.58	$4.31	$3.95
Diluted earnings per share
Class A	$7.58	$7.13	$6.50
Class B	$4.58	$4.31	$3.95
See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2020	2019	2018
(dollars in thousands)
NET INCOME	$42,209	$39,699	$36,213
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	438	(270)	326
Less: reclassification adjustment for gains included in net income	—	(44)	(217)

Total unrealized gains (losses) on securities	438	(314)	109
Accretion of net unrealized losses transferred during period	591	753	1,086
Defined benefit pension plans:
Pension liability adjustment, net of tax:
Net (loss) gain	(4,361)	(6,842)	3,770
Amortization of prior service cost and loss included in net periodic benefit cost	1,441	1,053	1,167

Total pension liability adjustment	(2,920)	(5,789)	4,937
Other comprehensive (loss) income	(1,891)	(5,350)	6,132

Comprehensive income	$40,318	$34,349	$42,345

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Changes in Stockholders’ Equity

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands except share data)
BALANCE, DECEMBER 31, 2017	$3,606	$1,962	$12,292	$263,666	$(21,229)	$260,297
Net income	—	—	—	36,213	—	36,213
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $16 in taxes and $302 in realized net gains	—	—	—	—	109	109
Accretion of net unrealized losses transferred during the period, net of $391 in taxes	—	—	—	—	1,086	1,086
Pension liability adjustment, net of $1,930 in taxes	—	—	—	—	4,937	4,937
Adoption of ASU 2018-2, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	3,783	(3,783)	—
Adoption of ASU 2016-1, Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	29	(29)	—
Conversion of Class B Common Stock to Class A Common Stock, 2,500 shares	2	(2)	—	—	—	—
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,732)	—	(1,732)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(471)	—	(471)

BALANCE, DECEMBER 31, 2018	$3,608	$1,960	$12,292	$301,488	$(18,909)	$300,439
Net income	—	—	—	39,699	—	39,699
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $116 in taxes and $61 in realized net gains	—	—	—	—	(314)	(314)
Accretion of net unrealized losses transferred during the period, net of $269 in taxes	—	—	—	—	753	753
Pension liability adjustment, net of $2,263 in taxes	—	—	—	—	(5,789)	(5,789)
Conversion of Class B Common Stock to Class A Common Stock, 42,620 shares	43	(43)	—	—	—	—
Cash dividends, Class A Common Stock, $0.48 per share	—	—	—	(1,742)	—	(1,742)
Cash dividends, Class B Common Stock, $0.24 per share	—	—	—	(465)	—	(465)

BALANCE, DECEMBER 31, 2019	$3,651	$1,917	$12,292	338,980	(24,259)	$332,581
Net income	—	—	—	42,209	—	42,209
Other comprehensive income, net of tax:
Unrealized holding gains arising during period, net of $159 in taxes	—	—	—	—	438	438
Accretion of net unrealized losses transferred during the period, net of $207 in taxes	—	—	—	—	591	591
Pension liability adjustment, net of $1,142 in taxes	—	—	—	—	(2,920)	(2,920)
Conversion of Class B Common Stock to Class A
Common Stock, 4,520 shares	5	(5)	—	—	—	—
Cash dividends, Class A Common Stock, $0.54 per share	—	—	—	(1,973)	—	(1,973)
Cash dividends, Class B Common Stock, $0.27 per share	—	—	—	(517)	—	(517)

BALANCE, DECEMBER 31, 2020	$3,656	$1,912	$12,292	$378,699	$(26,150)	$370,409

See accompanying “Notes to Consolidated Financial Statements.”

Consolidated Statements of Cash Flows

Year Ended December 31,	2020	2019	2018
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,209	$39,699	$36,213
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of portfolio loans	—	(412)	—
Loss on sales of other real estate owned	—	79	—
Net gains on sales of securities	—	(61)	(302)
Net (gain) loss on equity securities	20	(92)	67
Provision for loan losses	5,825	1,250	1,350
Deferred tax (expense) benefit	(1,089)	(2,135)	(1,766)
Net depreciation and amortization	(1,070)	(2,382)	885
(Increase) decrease in accrued interest receivable	(173)	1,296	(3,227)
Decrease in other assets	(413)	8,532	2,326
(Decrease) increase in other liabilities	(934)	2,075	5,242

Net cash provided by operating activities	44,375	47,849	40,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	10,836	14,380	18,388
Purchase of Federal Home Loan Bank of Boston stock	(4,726)	(15,877)	(14,583)
Proceeds from calls/maturities of securities available-for-sale	86,691	144,739	215,406
Proceeds from sales of securities available-for-sale	—	16,285	27,517
Purchase of securities available-for-sale	(107,744)	(85,123)	(183,588)
Proceeds from calls/maturities of securities held-to-maturity	902,981	458,915	234,741
Proceeds from sales of securities held-to-maturity	—	1,193	—
Purchase of securities held-to-maturity	(1,056,023)	(757,997)	(576,140)
Proceeds from life insurance policies	3,900	5,461	375
Proceeds from sales of portfolio loans	—	22,120	—
Net increase in loans	(569,595)	(162,415)	(110,874)
Bank owned life insurance purchases	(8,731)	(33,664)	—
Proceeds from sales of other real estate owned	—	2,146	—
Capital expenditures	(8,376)	(13,144)	(3,601)

Net cash used in investing activities	(750,787)	(402,981)	(392,359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposit accounts	(9,304)	(5,132)	(64,782)
Net increase (decrease) in demand, savings, money market and NOW deposits	1,061,414	(1,721)	554,779
Cash dividends	(2,490)	(2,207)	(2,203)
Net (decrease) increase in securities sold under agreements to repurchase	(33,955)	111,805	(4,750)
Net (decrease) increase in other borrowed funds	(193,946)	168,577	(145,400)

Net cash provided by financing activities	821,719	271,322	337,644

Net increase (decrease) in cash and cash equivalents	115,307	(83,810)	(13,927)
Cash and cash equivalents at beginning of year	258,693	342,503	356,430

Cash and cash equivalents at end of year	$374,000	$258,693	$342,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$42,655	$63,345	$44,289
Income taxes	$4,300	$(6,504)	$590
Change in unrealized losses on securities available-for-sale, net of taxes	$438	$(314)	$109
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	$591	$753	$1,086
Pension liability adjustment, net of taxes	$(2,920)	$(5,789)	$4,937
Transfer of loans to other real estate owned	$—	$—	$2,225
See accompanying “Notes to Consolidated Financial Statements.”

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
BASIS OF FINANCIAL STATEMENT PRESENTATION
The consolidated financial statements include the accounts of Century Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Century Bank and Trust Company (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiaries, Century Subsidiary Investments, Inc. (“CSII”), Century Subsidiary Investments, Inc. II (“CSII II”), Century Subsidiary Investments, Inc. III (“CSII III”) and Century Financial Services Inc. (“CFSI”). CSII, CSII II, and CSII III are engaged in buying, selling, and holding investment securities. CFSI has the power to engage in financial agency, securities brokerage, and investment and financial advisory services and related securities credit. The Company also owns 100% of Century Bancorp Capital Trust II (“CBCT II”). The entity is an unconsolidated subsidiary of the Company.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company provides a full range of banking services to individual, business, and municipal customers in Massachusetts, New Hampshire, Rhode Island, Connecticut, and New York. As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Commonwealth of Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment.
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

Notes to Consolidated Financial Statements

value. The three broad levels of the hierarchy are as follows:
Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices, such as listed equities and money market securities, as well as listed derivative instruments.
Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments includes cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value has been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments that are generally included in this category are
G-7
government, agency securities, corporate bonds and loans, mortgage whole loans, municipal bonds and over the counter (“OTC”) derivatives.
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
Management also considers the Company’s capital adequacy, interest-rate risk, liquidity, and business plans in assessing whether it is more likely than not that the Company will sell or be required to sell the investment securities before recovery. Other-than-temporary-impairment (OTTI) arises when a security’s fair value is less than its amortized cost and, based on specific factors, the loss is considered OTTI. If the Company determines that a decline in fair value is OTTI and that it is more likely than not that the Company will not sell or be required to sell the investment security before recovery of its amortized cost, the credit portion of the impairment loss is recognized in the Company’s consolidated statement of income and the noncredit portion is recognized in accumulated other comprehensive income. The credit portion of the OTTI impairment represents the difference between the amortized cost and the present value of the expected future cash flows of the investment security. If the Company determines that a decline in fair value is OTTI and it is more likely than not that it will sell or be required to sell the investment security before recovery of its amortized cost, the entire difference between the amortized cost and the fair value of the security will

Notes to Consolidated Financial Statements

be recognized in the Company’s consolidated statement of income.
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
FEDERAL HOME LOAN BANK STOCK
The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. As of December 31, 2020, no impairment has been recognized.
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

Notes to Consolidated Financial Statements

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
effective rate of interest.
TRANSFERS OF FINANCIAL ASSETS
Transfers of financial assets, typically residential mortgages, and loan participations for the Company, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.
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

Notes to Consolidated Financial Statements

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
Goodwill impairment is evaluated by first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more

Notes to Consolidated Financial Statements

likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test will be unnecessary.
The quantitative impairment test, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, the difference is recorded as impairment.
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

Notes to Consolidated Financial Statements

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
PENSION
The Company provides pension benefits to certain of its employees under a noncontributory, defined benefit plan, which is funded on a current basis in compliance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and recognizes costs over the estimated employee service period.
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
Prior to December 31, 2019, the Company utilized a full yield curve approach in the estimation of the service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the underlying projected cash flows.
Effective December 31, 2019, the discount rate is determined by preparing an analysis of the respective plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits.
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
RECENT ACCOUNTING DEVELOPMENTS
Recently Adopted Accounting Standards Updates
In August 2018, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)
2018-15,
Intangibles-Goodwill and Other-

Notes to Consolidated Financial Statements

Internal Use Software (Subtopic
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
The Company is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $0 at December 31, 2020, and $0 at December 31, 2019.

Notes to Consolidated Financial Statements

3.	Securities Available-for-Sale

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
SBA Backed Securities	$44,328	$—	$289	$44,039	$54,331	$23	$143	$54,211
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	177,239	819	317	177,741	184,580	139	532	184,187
Privately Issued Residential Mortgage-Backed Securities	330	2	4	328	397	1	2	396
Obligations Issued by States and Political Subdivisions	52,276	—	—	52,276	18,016	60	—	18,076
Other Debt Securities	8,100	24	60	8,064	3,600	51	19	3,632

Total	$282,273	$845	$670	$282,448	$260,924	$274	$696	$260,502

Included in SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $183,269,000 and $186,245,000 at December 31, 2020 and 2019, respectively. Also included in securities available-for-sale
at fair value are securities pledged for borrowing at the Federal Home Loan Bank amounting to $29,885,000 and $32,297,000 at December 31, 2020 and 2019, respectively. The Company did not realize any gains on sales of securities for the year ended December 31, 2020. The Company realized gains of $13,000 and $302,000 from the proceeds of sales of available-for-sale
securities of $16,285,000 and $27,517,000 for the years ended December 31, 2019, and 2018, respectively.
Debt securities of U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the estimated maturity distribution of the Company’s securities available-for-sale
at December 31, 2020.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$52,501	$52,497
After one but within five years	114,877	115,236
After five but within ten years	97,911	97,880
More than ten years	16,984	16,835

Total	$282,273	$282,448

The weighted average remaining life of investment securities available-for-sale
at December 31, 2020, was 4.7 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $222,696,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.

Notes to Consolidated Financial Statements

As of December 31, 2020 and December 31, 2019, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the Obligations Issued by States and Political Subdivisions, Privately Issued Residential Mortgage-Backed Securities and Other Debt Securities was primarily caused by changes in credit spreads and liquidity issues in the marketplace.
The unrealized loss on SBA Backed Securities and U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality. The Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020 and December 31, 2019.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary. In the case of privately issued mortgage-backed securities, the performance of the underlying loans is analyzed as deemed necessary to determine the estimated future cash flows of the securities. Factors considered include the level of subordination, current and estimated future default rates, current and estimated prepayment rates, estimated loss severity rates, geographic concentrations, and origination dates of underlying loans.
The following table shows the temporarily impaired securities of the Company’s available-for-sale
portfolio at December 31, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are 13 and 21 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 153 holdings at December 31, 2020.

Temporarily Impaired Investments	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
SBA Backed Securities	$13,839	$42	$30,200	$247	$44,039	$289
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	18,188	50	33,617	267	51,805	317
Privately Issued Residential Mortgage-Backed Securities	—	—	210	4	210	4
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	3,942	58	1,298	2	5,240	60

Total temporarily impaired securities	$35,969	$150	$65,325	$520	$101,294	$670

Notes to Consolidated Financial Statements

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
190
holdings at December 31, 2019.

Temporarily Impaired Investments	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
SBA Backed Securities	$14,560	$30	$22,092	$113	$36,652	$143
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	108,806	379	29,178	153	137,984	532
Privately Issued Residential Mortgage-Backed Securities	252	2	—	—	252	2
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	800	1	481	18	1,281	19

Total temporarily impaired securities	$124,418	$412	$51,751	$284	$176,169	$696

4.	Investment Securities Held-to-Maturity

		December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U.S. Government Sponsored Enterprises	$244,220	$389	$866	$243,743	$98,867	$527	$96	$99,298
SBA Backed Securities	37,783	2,002	—	39,785	44,379	182	303	44,258
U.S. Government Sponsored Enterprises Mortgage-Backed Securities	2,227,085	69,522	1,032	2,295,575	2,207,874	20,720	10,846	2,217,748

Total	$2,509,088	$71,913	$1,898	$2,579,103	$2,351,120	$21,429	$11,245	$2,361,304

Included in U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprise Mortgage-Backed Securities are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $1,866,989,000 and $1,776,399,000 at December 31, 2020, and 2019, respectively. Also included are securities pledged for borrowing at the Federal Home Loan Bank at fair value amounting to $537,367,000 and $399,646,000 at December 31, 2020, and 2019, respectively. The Company did not realize any gains of sales of securities for the year ending December 31, 2020. The Company realized gains on sales of securities of $48,000 from the proceeds of sales of held-to-maturity
securities of $1,193,000 for the year ending December 31, 2019. The sales from securities held-to-maturity
relate to certain mortgage-backed securities for which the Company had previously collected a substantial portion of its principle investment. The Company did not realize any gains of sales of securities for the year ending December 31, 2018.

Notes to Consolidated Financial Statements

At December 31, 2020 and 2019, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity
at December 31, 2020.

	Amortized Cost	Fair Value
(dollars in thousands)
Within one year	$79,572	$80,175
After one but within five years	1,870,589	1,927,961
After five but within ten years	555,932	567,577
More than ten years	2,995	3,390

Total	$2,509,088	$2,579,103

The weighted average remaining life of investment securities held-to-maturity
at December 31, 2020, was 3.9 years. Included in the weighted average remaining life calculation at December 31, 2020, were $218,730,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities due to the ability of the issuers to prepay underlying obligations. Also, $85,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of December 31, 2020 and December 31, 2019, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2020 and December 31, 2019.
In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.

Notes to Consolidated Financial Statements
The following table shows the temporarily impaired securities of the Company’s held-to-maturity
portfolio at December 31, 2020. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months and longer. There are
53 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 600 holdings at December 31, 2020.

Temporarily Impaired Investments	December 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprises	$162,870	$866	$—	$—	$162,870	$866
SBA Backed Securities	—	—	—	—	—	—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	302,401	1,032	—	—	302,401	1,032

Total temporarily impaired securities	$465,271	$1,898	$—	$—	$465,271	$1,898

The following table shows the temporarily impaired securities of the Company’s held-to-maturity
portfolio at December
31
,
2019
. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for
12
months or less and a continuous loss position for
12
months and longer.
There are 56 and 315 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 475 holdings at December 31, 2019.

Temporarily Impaired Investments	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government Sponsored Enterprises	$24,420	$72	$9,976	$24	$34,396	$96
SBA Backed Securities	25,251	303	—	—	25,251	303
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	613,905	3,949	389,919	6,897	1,003,824	10,846

Total temporarily impaired securities	$663,576	$4,324	$399,895	$6,921	$1,063,471	$11,245

5.	Loans
The majority of the Bank’s lending activities are conducted in Massachusetts with other lending activity principally in New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington DC, and Pennsylvania. The Bank originates construction, commercial and residential real estate loans, commercial and industrial loans, municipal loans, consumer, home equity and other loans for its portfolio.

Notes to Consolidated Financial Statements

The following summary shows the composition of the loan portfolio at the dates indicated.

December 31,	2020	2019
(dollars in thousands)
Construction and land development	$10,909	$8,992
Commercial and industrial	1,314,245	812,417
Municipal	137,607	120,455
Commercial real estate	789,836	786,102
Residential real estate	448,436	371,897
Consumer	20,007	21,071
Home equity	274,357	304,363
Overdrafts	432	822

Total	$2,995,829	$2,426,119

At December 31, 2020, and December 31, 2019, loans were carried net of (premiums) discounts of $(74,000) and $(292,000), respectively. Net deferred fees included in loans at December 31, 2020, and December 31, 2019, were $4,444,000 and $220,000, respectively.
The Company was servicing mortgage loans sold to others without recourse of approximately $125,998,000 and $204,690,000 at December 31, 2020, and December 31, 2019, respectively. The Company had no residential real estate loans held for sale at December 31, 2020 and December 31, 2019. The Company’s mortgage servicing rights totaled $773,000 and $1,202,000 at December 31, 2020 and December 31, 2019, respectively and are classified in other assets on the consolidated balance sheets.
As of December 31, 2020, and 2019, the Company’s recorded investment in impaired loans was $5,379,000 and $3,252,000, respectively. If an impaired loan is placed on nonaccrual, the loan may be returned to an accrual status when principal and interest payments are not delinquent, and the risk characteristics have improved to the extent that there no longer exists a concern as to the collectibility of principal and interest. At December 31, 2020, there were $5,103,000 of impaired loans with specific reserves of $589,000. At December 31, 2019, there were $2,322,000 of impaired loans with specific reserves of $102,000.
Loans are designated as troubled debt restructures when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below-market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. With the exception of
COVID-19
loan modifications, as described in Note 6, restructured loans are included in the impaired loan category.

Notes to Consolidated Financial Statements

The composition of nonaccrual loans and impaired loans is as follows:

December 31,	2020	2019	2018
(dollars in thousands)
Loans on nonaccrual	$3,996	$2,014	$1,313
Loans 90 days past due and still accruing	90	—	—
Impaired loans on nonaccrual included above	3,178	891	296
Total recorded investment in impaired loans	5,379	3,252	3,051
Average recorded investment of impaired loans	3,641	3,161	5,491
Accruing troubled debt restructures	2,202	2,361	2,559
Interest income not recorded on nonaccrual loans according to their original terms	95	67	64
Interest income on nonaccrual loans actually recorded	—	—	—
Interest income recognized on impaired loans	94	103	196
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
The following table shows the aggregate amount of loans to directors and officers of the Company and their associates during 2020.

Balance at December 31, 2019	Additions	Repayments and Deletions	Balance at December 31, 2020
(dollars in thousands)
$12,031	$6,340	$2,389	$15,982

6.	Allowance for Loan Losses
The Company maintains an allowance for loan losses in an amount determined by management on the basis of the character of the loans, loan performance, financial condition of borrowers, the value of collateral securing loans and other relevant factors. The following table summarizes the changes in the Company’s allowance for loan losses for the years indicated.
An analysis of the allowance for loan losses for each of the three years ending December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
(dollars in thousands)
Allowance for loan losses, beginning of year	$29,585	$28,543	$26,255
Loans charged-off	(238)	(454)	(833)
Recoveries on loans previously charged-off	314	246	1,771

Net recoveries (charge-offs )	76	(208)	938
Provision charged to expense	5,825	1,250	1,350

Allowance for loan losses, end of year	$35,486	$29,585	$28,543

Notes to Consolidated Financial Statements

Further information pertaining to the allowance for loan losses at December 31, 2020 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Ending balance at December 31, 2019	$331	$11,596	$2,566	$11,464	$2,194	$312	$1,065	$57	$29,585
Charge-offs	—	(29)	—	—	—	(209)	—	—	(238)
Recoveries	—	197	—	—	—	112	5	—	314
Provision	98	4,949	238	287	(83)	26	138	172	5,825

Ending balance at December 31, 2020	$429	$16,713	$2,804	$11,751	$2,111	$241	$1,208	$229	$35,486

Amount of allowance for loan losses for loans deemed to be impaired	$—	$140	$—	$449	$—	$—	$—	$—	$589
Amount of allowance for loan losses for loans not deemed to be impaired	$429	$16,573	$2,804	$11,302	$2,111	$241	$1,208	$229	$34,897
Loans:
Ending balance	$10,909	$1,314,245	$137,607	$789,836	$448,436	$20,439	$274,357	$—	$2,995,829
Loans deemed to be impaired	$—	$439	$—	$4,940	$—	$—	$—	$—	$5,379
Loans not deemed to be impaired	$10,909	$1,313,806	$137,607	$784,896	$448,436	$20,439	$274,357	$—	$2,990,450
Further information pertaining to the allowance for loan losses at December 31, 2019 follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
(dollars in thousands)
Allowance for Loan Losses:
Ending balance at December 31, 2018	$1,092	$10,998	$1,838	$10,663	$2,190	$365	$1,111	$286	$28,543
Charge-offs	—	(137)	—	—	—	(295)	(22)	—	(454)
Recoveries	—	60	—	—	—	186	—	—	246
Provision	(761)	675	728	801	4	56	(24)	(229)	1,250

Ending balance at December 31, 2019	$331	$11,596	$2,566	$11,464	$2,194	$312	$1,065	$57	$29,585

Amount of allowance for loan losses for loans deemed to be impaired	$—	$15	$—	$87	$—	$—	$—	$—	$102
Amount of allowance for loan losses for loans not deemed to be impaired	$331	$11,581	$2,566	$11,377	$2,194	$312	$1,065	$57	$29,483
Loans:
Ending balance	$8,992	$812,417	$120,455	$786,102	$371,897	$21,893	$304,363	$—	$2,426,119
Loans deemed to be impaired	$—	$906	$—	$2,346	$—	$—	$—	$—	$3,252
Loans not deemed to be impaired	$8,992	$811,511	$120,455	$783,756	$371,897	$21,893	$304,363	$—	$2,422,867

Notes to Consolidated Financial Statements

CREDIT QUALITY INFORMATION
The Company utilizes a
six-grade
internal loan rating system for commercial real estate, construction and commercial loans as follows:
Loans rated
1-3
(Pass)—Loans in this category are considered “pass” rated loans with low to average risk.
Loans rated 4 (Monitor)—These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of December 31, 2020.
Loans rated 5 (Substandard)—Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of December 31, 2020.
Loans rated 6 (Doubtful)—Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of December 31, 2020 and are doubtful for full collection.
Impaired—Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.
The following table presents the Company’s loans by risk rating at December 31, 2020.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$10,909	$1,309,861	$137,607	$761,101
4 (Monitor)	—	3,945	—	23,795
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	439	—	4,940

Total	$10,909	$1,314,245	$137,607	$789,836

The Company has increased its exposure to larger loans to large institutions with publicly available credit ratings. These ratings are tracked as a credit quality indicator for these loans.
The following table presents the Company’s loans by credit rating at December 31, 2020.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)
Credit Rating:
Aaa-Aa3	$710,955	$74,291	$38,035	$823,281
A1-A3	183,123	7,103	145,583	335,809
Baa1-Baa3	50,000	51,133	140,905	242,038
Ba2	—	5,080	—	5,080

Total	$944,078	$137,607	$324,523	$1,406,208

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2019.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
(dollars in thousands)
Grade:
1-3 (Pass)	$8,992	$807,486	$120,455	$759,402
4 (Monitor)	—	4,025	—	24,354
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	906	—	2,346

Total	$8,992	$812,417	$120,455	$786,102

The following table presents the Company’s loans by credit rating at December 31, 2019.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
(dollars in thousands)
Credit Rating:
Aaa-Aa3	$523,644	$53,273	$40,437	$617,354
A1-A3	186,044	7,354	148,346	341,744
Baa1-Baa3	—	51,133	144,711	195,844
Ba2	—	5,895	—	5,895

Total	$709,688	$117,655	$333,494	$1,160,837

The Company utilized payment performance as credit quality indicators for residential real estate, consumer and overdrafts, and the home equity portfolio. The indicators are depicted in the table “aging of past-due
loans,” below.
AGING OF
PAST-DUE
LOANS
At December 31, 2020, the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$10,909	$10,909
Commercial and industrial	56	297	90	443	1,313,802	1,314,245
Municipal	—	—	—	—	137,607	137,607
Commercial real estate	—	2,881	—	2,881	786,955	789,836
Residential real estate	390	527	—	917	447,519	448,436
Consumer and overdrafts	21	1	—	22	20,417	20,439
Home equity	1,001	290	—	1,291	273,066	274,357

Total	$1,468	$3,996	$90	$5,554	$2,990,275	$2,995,829

Notes to Consolidated Financial Statements

At December 31, 2019 the aging of past due loans are as follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater Than 90 Days	Total Past Due	Current Loans	Total
(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$8,992	$8,992
Commercial and industrial	227	400	—	627	811,790	812,417
Municipal	—	—	—	—	120,455	120,455
Commercial real estate	840	492	—	1,332	784,770	786,102
Residential real estate	1,563	683	—	2,246	369,651	371,897
Consumer and overdrafts	18	4	—	22	21,871	21,893
Home equity	603	435	—	1,038	303,325	304,363

Total	$3,251	$2,014	$—	$5,265	$2,420,854	$2,426,119

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

Notes to Consolidated Financial Statements

The following is information pertaining to impaired loans at December 31, 2020:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	4	5	—	633	—
Municipal	—	—	—	—	—
Commercial real estate	272	306	—	437	—
Residential real estate	—	—	—	127	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$276	$311	$—	$1,197	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	435	454	140	121	8
Municipal	—	—	—	—	—
Commercial real estate	4,668	4,797	449	2,323	86
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,103	$5,251	$589	$2,444	$94

Total
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	439	459	140	754	8
Municipal	—	—	—	—	—
Commercial real estate	4,940	5,103	449	2,760	86
Residential real estate	—	—	—	127	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$5,379	$5,562	$589	$3,641	$94

Notes to Consolidated Financial Statements

The following is information pertaining to impaired loans at December 31, 2019:

	Carrying Value	Unpaid Balance Principal	Required Reserve	Average Carrying Value Recognized	Interest Income
(dollars in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	770	976	—	138	6
Municipal	—	—	—	—	—
Commercial real estate	160	189	—	445	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$930	$1,165	$—	$583	$6

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	136	137	15	264	7
Municipal	—	—	—	—	—
Commercial real estate	2,186	2,306	87	2,314	90
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,322	$2,443	$102	$2,578	$97

Total
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	906	1,113	15	402	13
Municipal	—	—	—	—	—
Commercial real estate	2,346	2,495	87	2,759	90
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$3,252	$3,608	$102	$3,161	$103

Troubled Debt Restructurings (TDRs) are identified as a modification in which a concession was granted to a customer who was having financial difficulties. This concession may be below market rate, longer amortization/term, or a lower payment amount. The present value calculation of the modification did not result in an increase in the allowance for these loans beyond any previously established allocations.
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
There were no TDRs that occurred during the year 2020. Also, there were no commitments to lend additional funds to troubled debt restructuring borrowers. There were no troubled debt restructurings that subsequently defaulted during 2020.

Notes to Consolidated Financial Statements

Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for
COVID-19
modifications. The Company can then suspend the requirements under GAAP for loan modifications related to
COVID-19
that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of
COVID-19
as being a TDR, including the requirement to determine impairment for accounting purposes.
As of December 31, 2020, and as a result of
COVID-19
loan modifications, the Company has 20 loans operating under modified terms aggregating $25,022,000, primarily consisting of short-term payment deferrals. Of these modifications, $25,022,000, or 100%, were performing in accordance with their modified terms.

7.	Bank Premises and Equipment

December 31,	2020	2019	Estimated Useful Life
(dollars in thousands)
Land	$7,905	$7,246	—
Bank premises	34,556	28,175	30-39 years
Furniture and equipment	34,381	33,259	3-10 years
Leasehold improvements	12,830	12,674	30-39 years or lease term

	89,672	81,354
Accumulated depreciation and amortization	(50,610)	(47,402)

Total	$39,062	$33,952

Depreciation and amortization amounted to $3,266,000, $3,235,000, and $3,206,000 at December 31, 2020, 2019 and 2018, respectively.

8.	Goodwill and Identifiable Intangible Assets
At December 31, 2020 and 2019, the Company concluded that it is not more likely than not that fair value of the reporting unit is less than its carrying value, and goodwill is not considered to be impaired.
The changes in goodwill and identifiable intangible assets for the years ended December 31, 2020 and 2019 are shown in the table below.

Carrying Amount of Goodwill and Intangibles	Goodwill	Mortgage Servicing Rights	Total
(dollars in thousands)
Balance at December 31, 2018	$2,714	$1,226	$3,940
Additions	—	237	237
Amortization Expense	—	(261)	(261)

Balance at December 31, 2019	$2,714	$1,202	$3,916
Additions	—	—	—
Amortization Expense	—	(429)	(429)

Balance at December 31, 2020	$2,714	$773	$3,487

Notes to Consolidated Financial Statements

9.	Fair Value Measurements
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
Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The type of financial instruments included in Level I are highly liquid cash instruments with quoted prices such as listed equities and money market securities, as well as listed derivative instruments.
Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these financial instruments include cash instruments for which quoted prices are available but traded less frequently, derivative instruments whose fair value have been derived using a model where inputs to the model are directly observable in the market or can be derived principally from or corroborated by observable market data, and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments which are generally included in this category are
G-7
government, agency securities, corporate bonds and loans, mortgage whole loans, municipal bonds and OTC derivatives.
Level III—These instruments have little to no pricing observability as of the reported date. These financial instruments do not have two-way
markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. Instruments that are included in this category generally include certain commercial mortgage loans, and obligations issued by states and political subdivisions.
The results of the fair value hierarchy as of December 31, 2020, are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis
Securities AFS
SBA Backed Securities	$44,039	$—	$44,039	$—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	177,741	—	177,741	—
Privately Issued Residential Mortgage-Backed Securities	328	—	328	—
Obligations Issued by States and Political Subdivisions	52,276	—	—	52,276
Other Debt Securities	8,064	—	8,064	—

Total	$282,448	$—	$230,172	$52,276

Equity Securities	$1,668	$303	$1,365	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$3,178	$—	$—	$3,178

Notes to Consolidated Financial Statements

The results of the fair value hierarchy as of December 31, 2019, are as follows:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(dollars in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis
Securities AFS
SBA Backed Securities	$54,211	$—	$54,211	$—
U.S. Government Agency and Sponsored Enterprises Mortgage-Backed Securities	184,187	—	184,187	—
Privately Issued Residential Mortgage-Backed Securities	396	—	396	—
Obligations Issued by States and Political Subdivisions	18,076	—	4,775	13,301
Other Debt Securities	3,632	—	3,632	—

Total	$260,502	$—	$247,201	$13,301

Equity Securities	$1,688	$343	$1,345	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$877	$—	$—	$877
Impaired loan balances in the tables above represent those collateral dependent loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral. Fair value is generally determined through a review process that includes independent appraisals, discounted cash flows, or other external assessments of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. The Company discounts the fair values, as appropriate, based on management’s observations of the local real estate market for loans in this category.
Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. Within the past twelve months there have been no updated appraisals, however, all impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis or other type of real estate tax assessment. The types of adjustments that are made to specific provisions relate to impaired loans recognized for the estimated credit loss amounted to $501,000 and $79,000 for 2020 and 2019, respectively.
There were no transfers between level 1, 2 and 3 for the year ended December 31, 2020 and December 31, 2019. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the year ended December 31, 2020 and December 31, 2019.

Notes to Consolidated Financial Statements
The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2020. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (1)	$ 52,276	Discounted cash flow	Discount rate	0%-1.0% (2)
Impaired Loans	3,178	Appraisal of collateral (3)	Appraisal adjustments (4)	0%-17% discount
The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2019. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (1)	$ 13,301	Discounted cash flow	Discount rate	1.5%-3.2% (2)
Impaired Loans	877	Appraisal of collateral (3)	Appraisal adjustments (4)	0%-30% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.
The changes in Level 3 securities for the year ended December 31, 2020 are as shown in the table below:

Obligations Issued by States and Political Subdivisions
(dollars in thousands)
Balance at December 31, 2019	$13,301
Purchases	71,095
Maturities/redemptions	(32,073)
Transfer to Level 2	—
Amortization	(47)
Change in fair value	—

Balance at December 31, 2020	$52,276

The amortized cost of Level 3 securities was $52,276,000 with an unrealized loss of $0 at December 31, 2020. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

Notes to Consolidated Financial Statements

The changes in Level 3 securities for the year ended December 31, 2019 are as shown in the table below:

Obligations Issued by States and Political Subdivisions
(dollars in thousands)
Balance at December 31, 2018	$88,728
Purchases	21,408
Maturities/redemptions	(96,812)
Transfer to Level 2	—
Amortization	(23)
Change in fair value	—

Balance at December 31, 2019	$13,301

The amortized cost of Level 3 securities was $13,301,000 with an unrealized loss of $0 at December 31, 2019. The securities in this category are generally municipal securities with no readily determinable fair value or failed auction rate securities. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.

10.	Deposits
The following is a summary of remaining maturities or
re-pricing
of time deposits as of December 31,

	2020	Percent	2019	Percent
(dollars in thousands)
Within one year	$465,080	85%	$383,497	69%
Over one year to two years	50,456	9%	123,016	22%
Over two years to three years	19,104	4%	27,223	5%
Over three years to five years	11,503	2%	21,711	4%

Total	$546,143	100%	$555,447	100%

Time deposits of more than $250,000 totaled $350,290,000 and $342,809,000 in 2020 and 2019, respectively.
Deposits totaling $34,622,000 and $34,964,000 were attributable to related parties at December 31, 2020 and December 31, 2019, respectively.

11.	Securities Sold Under Agreements to Repurchase
The following is a summary of securities sold under agreements to repurchase as of December 31,

	2020	2019	2018
(dollars in thousands)
Amount outstanding at December 31	$232,090	$266,045	$154,240
Weighted average rate at December 31	0.34%	0.96%	0.82%
Maximum amount outstanding at any month end	$253,980	$307,235	$174,150
Daily average balance outstanding during the year	$221,609	$224,361	$147,944
Weighted average rate during the year	0.62%	1.05%	0.66%

Notes to Consolidated Financial Statements

Amounts outstanding at December 31, 2020, 2019, and 2018 carried maturity dates of the next business day. U.S. Government Sponsored Enterprise securities with a total amortized cost of $226,942,000, $264,737,000, and $160,576,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 2020, 2019, and 2018, respectively. The approximate fair value of the collateral at those dates was $234,125,000, $265,687,000, and $156,369,000, respectively.

12.	Other Borrowed Funds and Subordinated Debentures
The following is a summary of other borrowed funds and subordinated debentures as of December 31,

	2020	2019	2018
(dollars in thousands)
Amount outstanding at December 31	$213,092	$407,038	$238,461
Weighted average rate at December 31	2.38%	2.37%	2.76%
Maximum amount outstanding at any month end	$348,203	$487,502	$542,913
Daily average balance outstanding during the year	$201,656	$231,926	$291,674
Weighted average rate during the year	2.66%	2.95%	2.61%
FEDERAL HOME LOAN BANK BORROWINGS
Federal Home Loan Bank of Boston (“FHLBB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLBB stock, certain qualified investment securities, deposits at the FHLBB and residential mortgages held in the Bank’s portfolios. The Bank’s remaining term borrowing capacity at the FHLBB at December 31, 2020, was approximately $591,974,000. In addition, the Bank has a $14,500,000 line of credit with the FHLBB. A schedule of the maturity distribution of FHLBB advances with the weighted average interest rates is as follows:

December 31,	2020		2019		2018
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(dollars in thousands)
Within one year	$67,500	1.78%	$218,000	1.86%	$63,000	2.17%
Over one year to two years	$3,500	2.15%	$42,500	2.58%	$28,000	2.29%
Over two years to three years	$30,000	3.38%	$3,500	2.15%	$25,000	3.34%
Over three years to five years	$67,000	2.64%	$70,000	2.85%	$33,500	2.23%
Over five years	$9,009	2.83%	$36,955	2.88%	$52,878	2.47%

Total	$177,009	2.44%	$370,955	2.23%	$202,378	2.42%

Included in the table above are $40,000,000, $40,000,000, and $40,000,000, respectively, of FHLBB advances at December 31, 2020, 2019 and 2018, that are puttable at the discretion of FHLBB. These put dates were not utilized in the table above.
During 2019, the Company restructured $15,000,000 of FHLBB advances. Prior to the restructure, the weighted average rate on these advances was 3.33% and the weighted average maturity was 14 months. Subsequent to the restructure, the weighted average rate was 2.37% and the weighted average maturity was 60 months.
SUBORDINATED DEBENTURES
Subordinated debentures totaled $36,083,000 at December 31, 2020, 2019, and 2018.

Notes to Consolidated Financial Statements

In December 2004, the Company consummated the sale of a trust preferred securities offering, in which it issued $36,083,000 of subordinated debt securities due 2034 to its newly formed unconsolidated subsidiary Century Bancorp Capital Trust II.
Century Bancorp Capital Trust II then issued 35,000 shares of Cumulative Trust Preferred Securities with a liquidation value of $1,000 per share. These securities paid dividends at an annualized rate of 6.65% for the first ten years and then converted to the three-month LIBOR rate plus 1.87% for the remaining 20 years. The coupon rate on these securities was 2.09% at December 31, 2020 and 3.76% at December 31, 2019.
OTHER BORROWED FUNDS
There were no overnight federal funds purchased at December 31, 2020, 2019, and 2018.

13.	Reclassifications Out of Accumulated Other Comprehensive Income (a)

	Amount Reclassified from Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31, 2020 (a)	Year Ended December 31, 2019 (a)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities	$—	$61	Net gains on sales of investments
	—	(17)	Provision for income taxes

	$—	$44	Net income

Accretion of unrealized losses transferred	$(798)	$(1,022)	Interest income securities held-to-maturity
	207	269	Provision for income taxes

	$(591)	$(753)	Net income

Amortization of defined benefit pension items
Prior-service costs	$(114)	$(114)	Salaries and employee benefits (b)
Actuarial gains (losses)	(1,889)	(1,351)	Salaries and employee benefits (b)

Total before tax	(2,003)	(1,465)	Income before taxes
Tax (expense) or benefit	562	412	Provision for income taxes

Net of tax	$(1,441)	$(1,053)	Net income

(a)	Amounts in parentheses indicate decreases to profit/loss.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see employee benefits footnote (Note 17) for additional details).

14.	Earnings Per Share (“EPS”)
Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.
Diluted EPS includes the dilutive effect of common stock equivalents; basic EPS excludes all common stock equivalents. There were no common stock equivalents for 2020, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements

The following table is a reconciliation of basic EPS and diluted EPS:

Year Ended December 31,	2020	2019	2018
(in thousands except share and per share data)
BASIC EPS COMPUTATION
Numerator:
Net income, Class A	$33,449	$31,351	$28,479
Net income, Class B	8,760	8,348	7,734
Denominator:
Weighted average shares outstanding, Class A	3,653,939	3,633,044	3,608,179
Weighted average shares outstanding, Class B	1,913,970	1,934,865	1,959,730
Basic EPS, Class A	$9.15	$8.63	$7.89
Basic EPS, Class B	$4.58	$4.31	$3.95

DILUTED EPS COMPUTATION
Numerator:
Net income, Class A	$33,449	$31,351	$28,479
Net income, Class B	8,760	8,348	7,734

Total net income, for diluted EPS, Class A computation	42,209	39,699	36,213
Denominator:
Weighted average shares outstanding, basic, Class A	3,653,939	3,633,044	3,608,179
Weighted average shares outstanding, Class B	1,913,970	1,934,865	1,959,730

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,913,970	1,934,865	1,959,730
Diluted EPS, Class A	$7.58	$7.13	$6.50
Diluted EPS, Class B	$4.58	$4.31	$3.95

15.	Stockholders’ Equity
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

Notes to Consolidated Financial Statements

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020, that the Bank and the Company meet all capital adequacy requirements to which they are subject.
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
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020 (Basel III)
Total Capital (to Risk-Weighted Assets)	$448,695	13.03%	$275,403	8.00%	$344,254	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	413,209	12.00%	206,553	6.00%	275,403	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	413,209	12.00%	154,914	4.50%	223,765	6.50%
Tier 1 Capital (to 4th Quarter Average Assets)	413,209	6.41%	257,763	4.00%	322,204	5.00%
As of December 31, 2019 (Basel III)
Total Capital (to Risk-Weighted Assets)	$401,850	13.57%	$236,830	8.00%	$296,037	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	372,265	12.57%	177,622	6.00%	236,830	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	372,265	12.57%	133,217	4.50%	192,424	6.50%
Tier 1 Capital (to 4th Quarter Average Assets)	372,265	7.01%	212,549	4.00%	265,686	5.00%

Notes to Consolidated Financial Statements

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020 (Basel III)
Total Capital (to Risk-Weighted Assets)	$464,331	13.43%	$276,673	8.00%	$345,842	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	428,845	12.40%	207,505	6.00%	276,673	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	393,845	11.39%	155,629	4.50%	224,797	6.50%
Tier 1 Capital (to 4th Quarter Average Assets)	428,845	6.64%	258,414	4.00%	323,017	5.00%
As of December 31, 2019 (Basel III)
Total Capital (to Risk-Weighted Assets)	$415,863	13.97%	$238,132	8.00%	$297,665	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	386,308	12.98%	178,599	6.00%	238,132	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	351,308	11.80%	133,949	4.50%	193,482	6.50%
Tier 1 Capital (to 4th Quarter Average Assets)	386,308	7.25%	213,222	4.00%	266,528	5.00%

16.	Income Taxes
The current and deferred components of income tax expense (benefit) for the years ended December 31, are as follows:

	2020	2019	2018
(dollars in thousands)
Current expense:
Federal	$3,651	$2,548	$2,637
State	1,845	697	697

Total current expense	5,496	3,245	3,334

Deferred (benefit) expense:
Federal	(491)	(1,660)	(1,238)
State	(598)	(367)	(528)
Valuation Allowance	—	(108)	—

Total deferred (benefit) expense	(1,089)	(2,135)	(1,766)

Provision for income taxes	$4,407	$1,110	$1,568

Income tax accounts included in other assets at December 31, are as follows:

	2020	2019
(dollars in thousands)
Income tax receivable	$2,250	$3,446
Deferred income tax asset, net	26,431	24,566

Total	$28,681	$28,012

Notes to Consolidated Financial Statements

Differences between income tax expense (benefit) at the statutory federal income tax rate and total income tax expense are summarized as follows:

	2020	2019	2018
(dollars in thousands)
Federal income tax expense at statutory rate	$9,789	$8,570	$7,934
State income tax, net of federal income tax benefit	930	261	134
Life insurance income	(834)	(265)	(176)
Tax-exempt interest, net	(5,490)	(6,737)	(6,510)
Tax credits, net	(231)	(292)	(349)
Valuation allowance reversal	—	(108)	—
Sequestration (reversal) accrual	—	(438)	438
Other, net	243	119	97

Total	$4,407	$1,110	$1,568

Effective tax rate	9.45%	2.72%	4.15%
The following table sets forth the Company’s gross deferred income tax assets and gross deferred income tax liabilities at December 31:

	2020	2019
(dollars in thousands)
Deferred income tax assets:
Allowance for loan losses	$10,025	$8,354
Deferred compensation	8,833	8,910
Pension and SERP liability	9,911	8,770
Operating lease liabilities	3,917	3,567
Unrealized losses on securities transferred to held-to-maturity	436	643
Depreciation	1,214	1,060
QZAB credit	—	812
PPP loan origination fees	919	—
Accrued bonus	—	708
Charitable contributions carryforward	—	276
Nonaccrual interest	75	115
Other	305	206

Gross deferred income tax asset	35,635	33,421

Deferred income tax liabilities:
Pension liability	(4,142)	(4,258)
Operating lease right-of-use assets	(3,855)	(3,520)
Deferred origination costs	(584)	(516)
Prepaid expenses	(361)	(337)
Mortgage servicing rights	(217)	(338)
Unrealized (gains) losses on securities available-for-sale	(45)	114

Gross deferred income tax liability	(9,204)	(8,855)

Deferred income tax asset net	$26,431	$24,566

Notes to Consolidated Financial Statements

Based on the Company’s historical and current
pre-tax
earnings, management believes it is more likely than not that the Company will realize the deferred income tax asset existing at December 31, 2020. There was no valuation allowance at December 31, 2020 or December 31, 2019. During 2019, the valuation allowance on a charitable contribution carryforward was reversed. Management believes that existing net deductible temporary differences which give rise to the deferred tax asset will reverse during periods in which the Company generates net taxable income. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which represents the most comprehensive reform to the U.S. tax code in over thirty years. The majority of the provisions of the Tax Act took effect on January 1, 2018. The Tax Act lowered the Company’s federal tax rate from 34% to 21%. Also, for tax years beginning after December 31, 2017, the corporate Alternative Minimum Tax (“AMT”) has been repealed. For 2018 through 2021, the AMT credit carryforward can offset regular tax liability and is refundable in an amount equal to 50% (100% for 2021) of the excess of the minimum tax credit for the tax year over the amount of the credit allowable for the year against regular tax liability. During 2019, a reduction in tax accruals related to sequestration of the refundable portion of our AMT credit carryforward amounted to $438,000. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. As a result of the CARES Act, the full balance of the AMT credit was refunded during 2020. The other provisions under the CARES Act did not have a material impact on the Company’s income taxes for 2020. The Tax Act also contains other provisions that may affect the Company currently or in future years. Among these are changes to the deductibility of meals and entertainment, the deductibility of executive compensation, the dividend received deduction and net operating loss carryforwards. Tax Act changes for individuals include lower tax rates, mortgage interest and state and local tax limitations as well as an increase in the standard deduction, among others.
The Company did not have any unrecognized tax benefits nor a balance of accrued interest and penalties related to uncertain tax positions.
The Company and its subsidiaries file a consolidated federal tax return. The Company is subject to federal and Massachusetts examinations for tax years after December 31, 2016.

17.	Employee Benefits
The Company has a Qualified Defined Benefit Pension Plan (the “Plan”), which had been offered to all employees reaching minimum age and service requirements. In 2006, the Bank became a member of the Savings Bank Employees Retirement Association (“SBERA”) within which it then began maintaining the Qualified Defined Benefit Pension Plan. SBERA offers a common and collective trust as the underlying investment structure for its retirement plans. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range of 47% to 61% of total portfolio assets. The remainder of the portfolio is allocated to fixed income securities with target range of 24% to 38% and other investments including global asset allocation and hedge funds from 9% to 15%.
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

Notes to Consolidated Financial Statements

The measurement date for the Plan is December 31 for each year. The benefits expected to be paid in each year from 2021 to 2025 are $2,008,000, $2,188,000, $2,322,000, $2,521,000, and $2,707,000, respectively. The aggregate benefits expected to be paid in the five years from 2026 to 2030 are $16,087,000.
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
The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value. Classification within the fair value hierarchy table is based upon the lowest level of any input that is significant to the fair value measurement:
The fair value of plan assets and major categories as of December 31, 2020, is as follows:

Description	Percent	NAV	Level 1	Level 2	Level 3	Total
(dollars in thousands)
Collective Funds	10.6%	$—	$5,999	$—	$—	$5,999
Equity Securities	26.6%	—	14,952	—	—	14,952
Diversified Mutual Funds	12.3%	—	6,949	—	—	6,949
Short Term Investments	0.2%	—	121	—	—	121

Total investments measured in the fair value hierarchy	49.7%	—	28,021	—	—	28,021
Investments measured at net asset value (1)	50.3%	28,412	—	—	—	28,412

	100.0%	$28,412	$28,021	$ —	$ —	$56,433

(1)	In accordance with Subtopic 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
The fair value of plan assets and major categories as of December 31, 2019, is as follows:

Description	Percent	NAV	Level 1	Level 2	Level 3	Total
(dollars in thousands)
Collective Funds	8.3%	$—	$4,289	$—	$—	$4,289
Equity Securities	9.7%	—	5,016	—	—	5,016
Diversified Mutual Funds	31.1%	—	16,081	—	—	16,081

Total investments measured in the fair value hierarchy	49.1%	—	25,386	—	—	25,386
Investments measured at net asset value (1)	50.9%	26,274	—	—	—	26,274

	100.0%	$26,274	$25,386	$—	$—	$51,660

(1)	In accordance with Subtopic 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
INVESTMENTS MEASURED USING THE NET ASSET VALUE PER SHARE PRACTICAL EXPEDIENT
The following table summarizes investments for which fair value is measured using the net asset value per share practical expedient. There are no participant redemption restrictions for these investments.

Notes to Consolidated Financial Statements

The investments measured using the net asset value per share practical expedient as of December 31, 2020, is as follows:

	Percent	Fair Value
(dollars in thousands)
Collective Funds by Category:
Equity	12.6%	$7,113
US debt securities	18.0%	10,131
International equities	14.1%	7,964
Limited Partnerships by Category:
Emerging markets	4.1%	2,308
Hedge Funds by Category:
Global opportunities (1)	0.3%	197
Private investment entities and/or separately managed accounts (2)	1.2%	699

	50.3%	$28,412

The investments measured using the net asset value per share practical expedient as of December 31, 2019, is as follows:

	Percent	Fair Value
(dollars in thousands)
Collective Funds by Category:
Equity	19.2%	$9,932
US debt securities	15.2%	7,874
International equities	10.1%	5,208
Limited Partnerships by Category:
Emerging markets	3.2%	1,635
Multi-strategy	1.2%	644
Hedge Funds by Category:
Global opportunities (1)	0.5%	259
Private investment entities and/or separately managed accounts (2)	1.4%	722

	50.9%	$26,274

(1)
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

(2)
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
The benefits expected to be paid in each year from 2021 to 2025 are $2,570,000, $2,507,000, $2,439,000, $2,595,000, and $3,102,000, respectively. The aggregate benefits expected to be paid in the five years from 2026 to 2030 are $17,913,000.

	Defined Benefit Pension Plan		Supplemental Insurance/ Retirement Plan
	2020	2019	2020	2019
(dollars in thousands)
Change projected in benefit obligation
Benefit obligation at beginning of year	$49,434	$40,509	$49,976	$40,405
Service cost	1,377	1,103	1,412	1,024
Interest cost	1,801	1,892	1,862	1,926
Prior service cost	—	—	501	—
Actuarial (gain)/loss	3,245	7,099	4,703	7,537
Benefits paid	(1,418)	(1,169)	(4,511)	(916)

Projected benefit obligation at end of year	$54,439	$49,434	$53,943	$49,976

Change in plan assets
Fair value of plan assets at beginning of year	$51,660	$44,437
Actual return on plan assets	6,191	8,392
Employer contributions	—	—
Benefits paid	(1,418)	(1,169)

Fair value of plan assets at end of year	$56,433	$51,660

(Unfunded) Funded status	$1,994	$2,226	$(53,943)	$(49,976)

Accumulated benefit obligation	$54,439	$49,434	$48,767	$45,238

Weighted-average assumptions as of December 31
Discount rate—Liability	3.25%	3.71%	3.21%	3.71%
Discount rate—Expense	3.71%	4.76%	3.71%	4.79%
Expected return on plan assets	7.50%	7.50%	NA	NA
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Components of net periodic benefit cost
Service cost	$1,377	$1,103	$1,412	$1,024
Interest cost	1,801	1,892	1,862	1,926
Expected return on plan assets	(3,808)	(3,275)	—	—
Recognized prior service cost	—	—	114	114
Recognized net losses	1,041	916	848	435

Net periodic cost (benefit)	$411	$636	$4,236	$3,499

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Amortization of prior service cost	$—	$—	$(114)	$(114)
Net (gain) loss	(179)	1,066	3,809	7,101

Total recognized in other comprehensive income	(179)	1,066	3,695	6,987

Total recognized in net periodic benefit cost and other comprehensive income	$232	$1,702	$7,931	$10,486

Notes to Consolidated Financial Statements

The following table represents the unrecognized pension liability at the time period indicated:

	Plan	December 31, 2020 Supplemental Plan	Total	Plan	December 31, 2019 Supplemental Plan	Total
(dollars in thousands)
Prior service cost	$—	$(739)	$(739)	$—	$(307)	$(307)
Net actuarial loss	(12,741)	(21,780)	(34,521)	(12,920)	(17,971)	(30,891)

Total	$(12,741)	$(22,519)	$(35,260)	$(12,920)	$(18,278)	$(31,198)

The following table summarizes the amounts included in Accumulated Other Comprehensive Loss at December 31, 2020, expected to be recognized as components of net periodic benefit cost in the next year:

	Plan	Supplemental Plan
Amortization of prior service cost to be recognized in 2021	$—	$214
Amortization of loss to be recognized in 2021	965	1,079
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
Prior to December 31, 2019, the Company utilized a full yield curve approach in the estimation of the service and interest components of the net periodic pension cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows.
Beginning December 31, 2019, the discount rate was determined by preparing an analysis of the respective plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. Mortality assumptions are based on the “RP 2015 Mortality Table projected with Scale MP 2016” in 2019 and the “Amount-weighted Pri-2012 White Collar Mortality Table, adjusted for mortality improvements with the Scale MP—2020 mortality improvement scale on a generational basis in 2020.”
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
The financial impact of the enhanced estimate to the discount rate amounted to approximately $6,800,000 decrease in the projected benefit obligations for the combined plans at December 31, 2019.
The Company offers a 401(k) defined contribution plan for all employees reaching minimum age and service requirements. The plan is voluntary and employee contributions are matched by the Company at a rate of 33.3% for the first 6% of compensation contributed by each employee. The Company’s match totaled $533,000 for 2020, $458,000 for 2019 and $454,000 for 2018. Administrative costs associated with the plan are absorbed by the Company.

Notes to Consolidated Financial Statements

During 2020, the Company entered into split dollar life insurance agreements with two of its key executives. These agreements require that insurance policies be maintained that would provide an aggregate of $15,000,000 of insurance to the executives. This benefit vests over ten years. The expense related to these agreements totaled $155,000 for 2020.
The Company has a cash incentive plan that is designed to reward our executives and officers for the achievement of annual financial performance goals of the Company as well as business line, department and individual performance. The plan supports the philosophy that management be measured for their performance as a team in the attainment of these goals. Discretionary bonus expense amounted to $2,529,000, $2,364,000, and $2,355,000 in 2020, 2019, and 2018, respectively.
The Company does not offer any postretirement programs other than pensions.

18.	Commitments and Contingencies
A number of legal claims against the Company arising in the normal course of business were outstanding at December 31, 2020. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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
Contract or Notional Amount

	2020	2019
(dollars in thousands)
Financial instruments whose contract amount represents credit risk
Commitments to originate 1–4 family mortgages	$28,163	$13,806
Standby and commercial letters of credit	5,344	5,779
Unused lines of credit	787,206	625,524
Unadvanced portions of construction loans	54,553	11,062
Unadvanced portions of other loans	13,767	15,801
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

Notes to Consolidated Financial Statements

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

20.	Other Operating Expenses

Year ended December 31,	2020	2019	2018
(dollars in thousands)
Marketing	$1,295	$2,132	$2,346
Software maintenance/amortization	2,580	2,409	2,002
Legal and audit	1,668	1,514	1,444
Contributions	870	813	1,077
Processing services	1,712	1,875	1,740
Consulting	1,151	1,552	1,464
Postage and delivery	896	1,002	1,021
Supplies	1,096	985	987
Telephone	1,012	956	946
Directors’ fees	500	456	478
Insurance	464	456	420
Pension	1,859	2,008	678
Other	2,373	1,744	1,685

Total	$17,476	$17,902	$16,288

21.	Fair Values of Financial Instruments
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

Notes to Consolidated Financial Statements

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

The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include deposits other than time deposits, securities sold under agreements to repurchase, and accrued interest payable.

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
(dollars in thousands)
December 31, 2020
Financial assets:
Securities held-to-maturity	$2,509,088	$2,579,103	$—	$2,579,103	$—
Loans (1)	2,960,343	2,902,390	—	—	2,902,390
Financial liabilities:
Time deposits	546,143	556,470	—	556,470	—
Other borrowed funds	177,009	183,000	—	183,000	—
Subordinated debentures	36,083	36,083	—	36,083	—
December 31, 2019
Financial assets:
Securities held-to-maturity	$2,351,120	$2,361,304	$—	$2,361,304	$—
Loans (1)	2,396,534	2,424,770	—	—	2,424,770
Financial liabilities:
Time deposits	555,447	560,746	—	560,746	—
Other borrowed funds	370,955	374,531	—	374,531	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loan losses.

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

Notes to Consolidated Financial Statements

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
The Company applied Topic 606 using the cumulative effect method. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of January 1, 2018, and there were no material changes to the financial statements at or for the year ended December 31, 2018 as a result of adopting Topic 606.
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

Notes to Consolidated Financial Statements

interchange fees, in which case we are acting as the agent and record revenue net of expenses paid to the principal.
2. Revenue earned over time—The Company earns revenue from contracts with customers in a variety of ways in which the revenue is earned over a period of time—generally monthly or quarterly. Examples of this type of revenue are deposit account service fees, lockbox fees, investment management fees, merchant referral services, and safe deposit box fees. Account service charges, management fees and referral fees are recognized on a monthly basis while any transaction based income is recorded as the activity occurs. Revenue is primarily based on the number and type of transactions or assets managed and is generally derived from transactional information accumulated by our systems. Revenue is recorded in the same period as the related transactions occur or services are rendered to the customer.
D. Disaggregation of Revenue
The following table presents total revenues as presented in the Consolidated Statements of Income and the related amounts which are from contracts with customers within the scope of Topic 606. As illustrated here, the vast majority of our revenues are specifically excluded from the scope of Topic 606.

	Year ended December 31, 2020	Revenue from Contracts in Scope of Topic 606	Year ended December 31, 2019	Revenue from Contracts in Scope of Topic 606	Year ended December 31, 2018	Revenue from Contracts in Scope of Topic 606
(dollars in thousands)
Total net interest income	$106,829	$—	$95,789	$—	$92,576	$—
Noninterest income:
Service charges on deposit accounts	8,818	8,818	9,220	9,220	8,560	8,560
Lockbox fees	3,745	3,745	3,973	3,973	3,274	3,274
Brokerage commissions	271	—	277	—	348	—
Net gains on sales of securities	—	—	61	—	302	—
Gains on sales of mortgage loans	—	—	412	—	—	—
Other income	6,266	2,132	4,456	2,799	3,764	2,536

Total noninterest income	19,100	14,695	18,399	15,992	16,248	14,370

Total revenues	$125,929	$14,695	$114,188	$15,992	$108,824	$14,370

The following table provides information about receivables with customers.

December 31,	2020	2019
(dollars in thousands)
Receivables, which are included in “Other assets”	$1,397	$1,200

23.	Leases
The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 31 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2022 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $40,000 for the year ended December 31, 2020. Variable lease costs

Notes to Consolidated Financial Statements

include costs that are not included in the lease liability.
The components of lease expense were as follows:

Year Ended December 31,	2020	2019
(in thousands)
Operating lease cost	$2,179	$2,216
Variable lease cost	579	528

Total lease cost	$2,758	$2,744

Supplemental cash flow information related to leases was as follows:

Year Ended December 31,	2020	2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,085	$2,130

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,044	$138

Supplemental balance sheet information related to leases was as follows:

Year Ended December 31,	2020	2019
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$13,713	$12,521
Operating lease liabilities	$13,935	$12,690
Weighted Average Remaining Lease Term:
Operating Leases	10 Years	11 Years
Weighted Average Discount Rate:
Operating Leases	3.1%	3.5%
The Company is obligated under a number of non-cancelable operating leases for premises and equipment expiring in various years through 2030. Total lease expense approximated $2,758,000, $2,744,000 and $2,601,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Included in lease expense are amounts paid to a company affiliated with Barry R. Sloane, Chairman, President and CEO, and Linda Sloane Kay, Vice Chair, amounting to $439,000, $458,000 and $444,000, respectively. Rental income approximated $658,000, $419,000 and $373,000 in 2020, 2019 and 2018, respectively.
A summary of future payments of lease liabilities were as follows:

	Minimum Rental Payments
Year Ending December 31,	2020	2019
(in thousands)
2020	$—	$2,030
2021	2,156	1,754
2022	1,995	1,603
2023	1,962	1,545
2024	1,692	1,277
2025	1,471	—
Thereafter	7,394	7,312

Total lease payments	$16,670	$15,521

Less imputed interest	(2,735)	(2,831)

Present value of lease liability	$13,935	$12,690

Notes to Consolidated Financial Statements
24.	Quarterly Results of Operations (unaudited)

2020 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$36,617	$36,504	$36,120	$39,795
Interest expense	8,138	9,173	10,302	14,594

Net interest income	28,479	27,331	25,818	25,201
Provision for loan losses	2,150	900	1,700	1,075

Net interest income after provision for loan losses	26,329	26,431	24,118	24,126
Other operating income	6,580	4,169	4,041	4,310
Operating expenses	20,106	18,167	17,042	18,173

Income before income taxes	12,803	12,433	11,117	10,263
Provision for income taxes	1,203	1,546	1,061	597

Net income	$11,600	$10,887	$10,056	$9,666

Share data:
Average shares outstanding, basic
Class A	3,655,469	3,655,469	3,652,469	3,652,349
Class B	1,912,440	1,912,440	1,915,440	1,915,560
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,912,440	1,912,440	1,915,440	1,915,560
Earnings per share, basic
Class A	$2.52	$2.36	$2.18	$2.10
Class B	$1.26	$1.18	$1.09	$1.05
Earnings per share, diluted
Class A	$2.08	$1.96	$1.81	$1.74
Class B	$1.26	$1.18	$1.09	$1.05

Notes to Consolidated Financial Statements

2019 Quarters	Fourth	Third	Second	First
(in thousands, except share data)
Interest income	$40,518	$39,852	$39,692	$39,077
Interest expense	15,187	16,082	16,442	15,639

Net interest income	25,331	23,770	23,250	23,438
Provision for loan losses	550	75	250	375

Net interest income after provision for loan losses	24,781	23,695	23,000	23,063
Other operating income	4,689	4,286	4,997	4,427
Operating expenses	18,212	17,462	18,264	18,190

Income before income taxes	11,258	10,519	9,733	9,300
Provision for income taxes	526	435	267	(118)

Net income	$10,732	$10,084	$9,466	$9,418

Share data:
Average shares outstanding, basic
Class A	3,650,949	3,650,449	3,620,449	3,610,329
Class B	1,916,960	1,917,460	1,947,460	1,957,580
Average shares outstanding, diluted
Class A	5,567,909	5,567,909	5,567,909	5,567,909
Class B	1,916,960	1,917,460	1,947,460	1,957,580
Earnings per share, basic
Class A	$2.33	$2.19	$2.06	$2.05
Class B	$1.16	$1.09	$1.03	$1.03
Earnings per share, diluted
Class A	$1.93	$1.81	$1.70	$1.69
Class B	$1.16	$1.09	$1.03	$1.03

25.	Parent Company Financial Statements
The balance sheets of Century Bancorp, Inc. (“Parent Company”) as of December 31, 2020 and 2019 and the statements of income and cash flows for each of the years in the three-year period ended December 31, 2020, are presented below. The statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and are therefore not presented here.
BALANCE SHEETS

December 31,	2020	2019
(dollars in thousands)
ASSETS:
Cash	$5,141	$3,177
Investment in subsidiary, at equity	389,724	353,489
Other assets	15,920	16,325

Total assets	$410,785	$372,991

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities	$4,293	$4,327
Subordinated debentures	36,083	36,083
Stockholders’ equity	370,409	332,581

Total liabilities and stockholders’ equity	$410,785	$372,991

Notes to Consolidated Financial Statements

STATEMENTS OF INCOME

Year Ended December 31,	2020	2019	2018
(dollars in thousands)
Income:
Dividends from subsidiary	$5,000	$5,000	$4,750
Other income	25	65	53

Total income	5,025	5,065	4,803
Interest expense	951	1,577	1,474
Operating expenses	235	215	225

Income before income taxes and equity in undistributed income of subsidiary	3,839	3,273	3,104
Benefit from income taxes	(244)	(363)	(347)

Income before equity in undistributed income of subsidiary	4,083	3,636	3,451
Equity in undistributed income of subsidiary	38,126	36,063	32,762

Net income	$42,209	$39,699	$36,213

STATEMENTS OF CASH FLOWS

December 31,	2020	2019	2018
(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,209	$39,699	$36,213
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed income of subsidiary	(38,126)	(36,063)	(32,762)
Decrease (increase) in other assets	405	665	(158)
(Decrease) increase in liabilities	(34)	(180)	(1,808)

Net cash provided by (used in) operating activities	4,454	4,121	1,485

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,490)	(2,207)	(2,203)

Net cash used in financing activities	(2,490)	(2,207)	(2,203)

Net (decrease) in cash	1,964	1,914	(718)

Cash at beginning of year	3,177	1,263	1,981

Cash at end of year	$5,141	$3,177	$1,263

Report of Independent Registered Public Accounting Firm

KPMG LLP
Two Financial Center
60 South Street
Boston, Massachusetts 02111-2759
To the Stockholders and Board of Directors
Century Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Century Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we

Report of Independent Registered Public Accounting Firm

are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for loan losses related to loans collectively evaluated for impairment
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was $34.9 million of a total allowance for loan losses of $35.5 million as of December 31, 2020. The methodology used to determine the ALL estimate consists of both formula allowances and qualitative factors. The formula allowances are based on historical loss data that evaluate homogenous loans by portfolio segment over a loss emergence period. Historical loss data and loss emergence periods are developed based on the Company’s historical experience or when limited internal data is available, based on data published by external rating agencies. Individual loans within the commercial and industrial, municipal, commercial real estate and real estate construction loan portfolio segments are assigned internal or external risk ratings to further segment the portfolios. For these loans, the formula allowances are based on the risk ratings, historical loss data, and the loss emergence period. In addition, adjustments for qualitative factors are made to the formula allowances when market risk factors and unique portfolio risk factors are identified which could impact the degree of loss sustained within the portfolio. These factors include market risk factors and unique portfolio risk factors that are inherent characteristics of the Company’s loan portfolio and are not captured in the formula allowances.
We identified the assessment of the ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ALL because of significant measurement uncertainty. Specifically, the assessment included an evaluation of the overall ALL methodology used to estimate (1) the formula allowances, including the relevance and reliability of certain key inputs and assumptions: portfolio segmentation, internal and external risk ratings assigned to commercial loans, loss emergence periods for each loan segment, and the internal and external historical loss data, and (2) the qualitative factors, including the relevance and reliability of the judgments and supporting documentation for each factor. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address the ALL. We evaluated the design and tested the operating effectiveness of certain internal controls related to the assessment of the ALL, including controls related to the:

•	development of the ALL methodology

•	development of the formula allowances and the key inputs and assumptions

•	development of the qualitative factors

•	analysis of the ALL results, trends and ratios.
We evaluated the Company’s process to develop the ALL estimate. Specifically, we tested the sources of the key inputs and assumptions that the Company used by considering whether they are relevant and reliable. We tested the qualitative factors and related adjustments by evaluating trends in the total ALL, including the qualitative factor adjustments, for consistency with trends in loan portfolio growth and credit performance.
In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in evaluating:

•	the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles

•	the appropriateness of the method used to develop the formula allowances, including relevance and reliability of inputs used to develop the loss emergence period assumptions

Report of Independent Registered Public Accounting Firm

•	whether the loan portfolio is appropriately segmented by similar risk characteristics by comparing it to the Company’s business environment and relevant industry practices

•	the relevance of internal and external historical loss data and whether it was representative of the credit characteristics of the current portfolio

•	internal risk ratings for a sample of individual commercial loans, by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral

•
the determination of the qualitative factors, including the data and assumptions used and challenged whether alternative data or assumptions should have been utilized, and the effect of those factors on the ALL compared with relevant credit risk factors and consistency with credit trends.

We also assessed the sufficiency of the audit evidence obtained related to the ALL by evaluating the:

•	cumulative results of the audit procedures

•	qualitative aspects of the Company’s accounting practices

•	potential bias in the accounting estimate.

We have served as the Company’s auditor since 1982.
Boston, Massachusetts
March 10, 2021

Report of Independent Registered Public Accounting Firm

KPMG LLP
Two Financial Center
60 South Street
Boston, Massachusetts 02111-2759
To the Stockholders and Board of Directors
Century Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Century Bancorp, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 10, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying
Management’s Report on Internal Control Over Financial Reporting
. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Report of Independent Registered Public Accounting Firm

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
March 10, 2021

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in
Internal Control—Integrated Framework (2013).
Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears on page 100.

Barry R. Sloane	William P. Hornby, CPA
Chairman, President & CEO	Chief Financial Officer & Treasurer
March 10, 2021

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors of the Company and their ages are as follows:

Name	Age	Position
George R. Baldwin	77	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Dr. O’Neil A. Britton	51	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Stephen R. Delinsky	76	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Louis J. Grossman	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Russell B. Higley, Esquire	81	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Jackie Jenkins-Scott	71	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Linda Sloane Kay	59	Vice Chair of the Board, Century Bancorp, Inc., and Century Bank and Trust Company

Fraser Lemley	80	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Joseph P. Mercurio	72	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Dr. Anthony P. Monaco	61	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Joseph J. Senna, Esquire (Resigned January 2021)	81	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Jo Ann Simons	67	Director, Century Bancorp, Inc., and Century Bank and Trust Company

Barry R. Sloane	65	Chairman of the Board, President and Chief Executive Officer, Century Bancorp, Inc. and Century Bank and Trust Company
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
Dr.
 Britton
became a director of the Company and of Century Bank and Trust Company in 2020. Dr. Britton has served as Chief Medical Officer and Senior Vice President at Massachusetts General Hospital since 2016. Dr. Britton’s experience in the healthcare field, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company.

Mr.
 Delinsky
became a director of the Company and of Century Bank and Trust Company in 2013. He was an attorney with the law firm of Clark, Hunt, Ahearn & Embry until the end of June 2019. Prior to that, Mr. Delinsky was an attorney at the law firm of Eckert Seamans Cherin & Mellott, LLC. Currently, he’s an attorney in private practice. Mr. Delinsky’s experience as an attorney, and expertise in civil and criminal trial experience in state and federal courts, has qualified him to serve as director of the Company.
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
Ms.
 Sloane Kay
became a director of the Company in 2005. Ms. Kay joined Century Bank and Trust Company in 1983 as Assistant Vice President and currently serves as Vice Chair of the Board. Ms. Kay’s experience in senior management, business development, customer relationships and tenure at Century Bank and Trust Company has qualified her to serve as Vice Chair of the Board of the Company.
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
Dr.
 Monaco
became a director of the Company and of Century Bank and Trust Company in 2020. Dr. Monaco has served as President of Tufts University since 2011. President Monaco’s experience in the educational and non-profit
fields, which is relevant to certain customer relationships of the Company, has qualified him to serve as director of the Company.
Mr.
 Senna
became a director of the Company in 1986. He has been a director of Century Bank and Trust Company since 1979. Mr. Senna is an attorney and managing partner of C&S Capital Properties, LLC, a real estate management and development firm. Mr. Senna’s experience as an attorney and expertise in the real estate industry, which is relevant to real estate related customers in addition to his years of service as Chairman of the Audit Committee, has qualified him to serve as director of the Company. Also, his tenure and experience as a director of the Company has qualified him to continue to serve. Mr. Senna resigned from the Board of Century Bancorp, Inc. and Century Bank and Trust Company January 2021.
Ms.
 Simons
became a director of the Company and a director of Century Bank and Trust Company in January 2016. Ms. Simons has served as CEO of Northeast Arc since 2016, and was President and CEO of Cardinal Cushing Centers, Inc. from 2008 through January 2016. Previously she served as the Executive Director of Communities. She has numerous nonprofit Board experience with regional and national organizations. These nonprofit organizations specialize in the support of individuals with disabilities. Ms. Simons’ experience and expertise with nonprofit organizations, which is relevant to customer relationships of the Company, qualifies her to serve as director of the Company.
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
All of the Company’s directors are elected annually and hold office until their successors are duly elected and qualified. A majority of the members of the Company’s Board of Directors have been determined by the Company’s Board of Directors to be independent within the meaning of current NASDAQ listing standards. There are no family relationships between any of the directors or executive officers, except that Barry R. Sloane and Linda Sloane Kay are siblings.
Executive officers are elected annually by the Board prior to the Annual Meeting of Shareholders to serve for a one year term and until their successors are elected and qualified. The following table sets forth the name and age of each executive officer of the Company and the principal positions and offices he/she holds with the Company.

Barry R. Sloane	Chairman, President and CEO; Chairman, President and CEO, Century Bank and Trust Company. Mr. Sloane is 65 years old.

Linda Sloane Kay	Vice Chair; Vice Chair, Century Bank and Trust Company. Ms. Sloane Kay is 59 years old. She joined the Company in 1983.

William P. Hornby	Chief Financial Officer and Treasurer; Chief Financial Officer and Treasurer, Century Bank and Trust Company. Mr. Hornby is 54 years old. He joined the Company in 2007.

Paul A. Evangelista	Executive Vice President, Century Bank and Trust Company with responsibility for retail, operations and marketing. Mr. Evangelista is 57 years old. He joined the Company in 1999.

David B. Woonton	Executive Vice President, Century Bank and Trust Company with responsibility for lending. Mr. Woonton is 65 years old. He joined the Company in 1999.
The Audit Committee
The Audit Committee meets with KPMG LLP, the Company’s independent registered public accounting firm, in connection with the annual audit and quarterly reviews of the Company’s financial statements. The Audit Committee was composed of four directors during 2020, Joseph J. Senna, Chair (resigned January 2021), Stephen R. Delinsky, Chair, Jo Ann Simons, and Joseph P. Mercurio, each of whom the Board of Directors has determined is independent under current NASDAQ listing standards. Also, Dr. O’Neil Britton was elected to the audit committee in February 2021 and the Board of Directors has determined that he is independent under current NASDAQ listing standards. The Board of Directors has determined that Mr. Senna and Ms. Jo Ann

Simons qualify as “audit committee financial experts”, as that term is defined in Item 407(d)(5) of Regulation
S-K
promulgated by the SEC. The Audit Committee reviews the findings and recommendations of the FRB, FDIC, and the Massachusetts Division of Banks in connection with their examinations and the internal audit reports and procedures for the Company and its subsidiaries. The Audit Committee met five times during 2020.
Audit Committee Report
The Audit Committee of the Company’s Board of Directors is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee reviews: the financial information provided to shareholders and others; the systems of internal controls regarding finance, accounting, legal/regulatory compliance, and ethics; and the audit and financial reporting processes. The Audit Committee operates under a written charter first adopted and approved by the Board of Directors in 2000. The Audit Committee has reviewed and reassessed its Charter. A copy of the Audit Committee Charter was last published in the Form
10-K
for the period ending December 31, 2019.
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

/s/ Stephen R. Delinsky, Chair
/s/ Jo Ann Simons
/s/ Joseph P. Mercurio
/s/ Dr. O’Neil A. Britton
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
Delinquent Section 16(a) Reports
Based solely on a review of Forms 4 filed with the SEC during the fiscal year ended December 31, 2020, the Company believes a beneficial owner of more than 10% of the Company’s Class A Common Stock, James J. Filler filed 35 (thirty-five) late reports covering 90 (ninety) transactions that were not reported on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
The following is a discussion and analysis of our executive compensation policies and practices with respect to compensation reported for fiscal year 2020.
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
Composition and Responsibilities of the Compensation Committee
The Compensation Committee is a committee of the Board of Directors composed of Fraser Lemley as Chairman, Joseph Mercurio and Jo Ann Simons, each of whom the Board has determined is independent as defined by the NASDAQ listing rules.
The Compensation Committee oversees compensation programs applicable to employees at all levels of the Company and makes decisions regarding executive compensation that is intended to align total compensation with business objectives and enable the Company to attract, retain and reward individuals who are contributing to the Company’s success.
The Compensation Committee reviews the Company’s cash incentive, retirement, and benefit plans and makes its recommendations to the Board with respect to these areas.
All decisions with respect to executive and director compensation are approved by the Compensation Committee and recommended to the full Board for ratification.
The Company’s Executive Compensation Conclusion
Based upon review, the Compensation Committee and the Board of Directors found the Company’s Chief Executive Officer’s, the Chief Financial Officer’s and the other Named Executive Officers’ total compensation to be reasonable. In addition to the other factors noted, the Committee and the Board considered that the Company maintains only one change of control provision and did not award stock incentive awards for fiscal year 2020. It should be noted that when the Committee and the Board considers any component of executive compensation, the mix and aggregate amounts of all components are taken into consideration.
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
Base salaries, which are the Company’s major element of compensation, are reviewed for executive officers and employees at the regularly scheduled fall meeting of the Compensation Committee. At this meeting the Committee also reviews and adopts, as appropriate, proposals for the discretionary officer cash incentive plan for the new fiscal year, as well as, additions, amendments, modifications or terminations of retirement and benefit programs.
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
The Compensation Committee and the Board of Directors took Thomas Warren & Associates’ recommendations into consideration when setting base salaries, bonuses and other benefits for fiscal 2020.
Compensation Components
With respect to Executive compensation, the Company reviews the mix of base salary, cash incentive plans and benefits for our individual executives, however, there is no specific formula for allocating between cash and non-cash
compensation. The competitiveness of total compensation potential for our executives is reviewed against industry practices and the Company’s peers as identified by our independent compensation consultant. The major elements of the Company’s executive compensation package (i.e., base salary, cash and incentive plans) are similar to those found in many companies.
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

Upon recommendation of the Compensation Committee, the Board of Directors determines the aggregate amount, if any, to be awarded. In recognition of the Company’s solid performance, discretionary awards were granted for fiscal 2020. Awards for the Chief Executive Officer and the other Named Executive Officers were reviewed and approved by the Board of Directors and are noted on the Summary Compensation Table.
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
Benefits under the plan are based upon an employee’s years of service and career average compensation. The 2020 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the plan is set forth in the Summary Compensation Table which appears on page 114 and the actuarial present value of each Named Executive Officer is set forth in the Pension Benefits Table which appears on page 115.
401(k) Plan:
Our executives are eligible to participate in the Company’s 401(k) contributory defined contribution plan. The Company contributes a matching contribution equal to 33.33% on the first 6% of the participant’s compensation that has been contributed to the plan. Our Named Executive Officers participated in the 401(k) plan during fiscal 2020 and received matching contributions up to a maximum of $5,700. The plan is currently administered by SBERA and BPAS.
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
(36) consecutive months. The 2020 increase in the actuarial present value of each Named Executive Officer’s accumulated benefit under the Supplemental Plan is set forth in the Summary Compensation Table which appears below and the actuarial present value of each Named Executive Officer is set forth in the Supplemental Executive Insurance/Retirement Benefits Table which appears on page     .
Split Dollar Life Insurance Agreements:
On August 17, 2020, Century Bancorp, Inc. wholly owned subsidiary Century Bank and Trust Company, entered into material definitive agreements with Barry R. Sloane and Linda Sloane Kay (The “Insureds”). The

agreements provide life insurance protection for the Insured’s family in the event of the Insured’s death. The death benefit will be equal to $10,000,000 for Barry R. Sloane and $5,000,000 for Linda Sloane Kay. In February 2021, these agreements were amended to increase the death benefit to $20,000,000 for Mr. Sloane and to $10,000,000 for Ms. Kay. The right to receive a benefit upon death is subject to vesting over a period of ten years, provided that the entitlement will become fully vested in the event of the executive’s death while in service with the Company or in the event of a change in control of the Company.
Chief Executive Officer Compensation and CEO Pay Ratio
The Company granted Chief Executive Officer, Barry R. Sloane, a 14% salary increase in 2020. In recognition of the Company’s solid financial performance in 2020, the Company also granted a $ $321,460 cash bonus payable to Mr. Barry R. Sloane.
The 2020 total compensation for the Chief Executive Officer was $2,439,402, as shown in the Summary Compensation Table. The 2020 estimated median compensation for the Company was $54,254. The CEO total compensation was approximately 45 times the total compensation of the median employee calculated in the same manner. In determining the median employee, a listing was prepared of all employees as of December 31, 2020. Compensation was annualized for those employees that were not employed for the full year of 2020.
Executive Officer Compensation
In light of the Company’s performance, Linda Sloane Kay was granted a 23% salary increase. The Company determined that base salary compensation for each of the following Named Executive Officers, Paul Evangelista, David Woonton and William Hornby be increased by 5% in 2020. In light of the Company’s financial performance in 2020, cash bonuses were awarded to all of the above Named Executive Officers as noted in the Summary Compensation Table.
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
Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Report of the Compensation Committee, including the CD&A, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020 for filing with the SEC.

/s/ Fraser Lemley, Chairman
/s/ Joseph Mercurio
/s/ Jo Ann Simons

Compensation Committee Interlocks and Insider Participation
Mr. Lemley, Mr. Mercurio and Ms. Simons served as members of the Compensation Committee during 2020. No member of our Compensation Committee was an employee or former employee of our company or any of our subsidiaries. During the past year, none of our executive officers served as: (1) a member of the Compensation Committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Compensation Committee; (2) a director of another entity, one of whose executive officers served on our Compensation Committee; or (3) a member of the Compensation Committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director on our Board of Directors.
Compensation Paid to Executive Officers
The following table sets forth information for the three year period ended December 31, 2020 concerning the compensation for services in all capacities to Century Bancorp, Inc. and its subsidiaries of our principal executive officer and our principal financial officer as well as our other three most highly compensated executive officers (or executive officers of our subsidiaries). We refer to these individuals throughout this
10-K
statement as the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings- December 31, ($)	All Other Compensation ($) (1)	Total ($)
Barry R. Sloane	2020	819,087	321,460	—	1,217,322	81,533	2,439,402
Chairman, President and CEO,	2019	719,086	303,264	—	1,646,224	50,242	2,718,816
Century Bancorp, Inc. and Century Bank and Trust Company	2018	684,844	280,800	—	21,774	44,605	1,032,023

Linda Sloane Kay	2020	526,512	136,620	—	1,411,013	44,027	2,118,172
Vice Chair, Executive Vice President	2019	426,512	128,887	—	1,252,213	10,709	1,818,321
Century Bancorp, Inc. and Century Bank and Trust Company	2018	406,202	119,340	—	105,491	28,961	659,994

David B. Woonton	2020	447,838	213,620	—	716,068	27,470	1,404,996
Executive Vice President,	2019	426,512	128,887	—	853,041	15,215	1,423,655
Century Bank and Trust Company	2018	406,202	119,340	—	35,136	8,429	569,107

Paul A. Evangelista	2020	447,838	212,120	—	1,089,826	26,555	1,776,339
Executive Vice President,	2019	426,512	128,887	—	1,338,790	17,397	1,911,586
Century Bank and Trust Company	2018	406,202	119,340	—	3,581	12,317	541,440

William P. Hornby	2020	407,195	114,480	—	941,087	27,576	1,490,338
Chief Financial Officer and	2019	387,804	108,000	—	965,412	20,500	1,481,716
Treasurer, Century Bancorp, Inc. and Century Bank and Trust Company	2018	369,338	100,000	—	—	20,583	489,921

(1)	All other compensation for 2020 is composed of the following amounts:

Compensation Item	Barry R. Sloane	Linda Sloane Kay	David B. Woonton	Paul A. Evangelista	William P. Hornby
401(k) Matching Contributions	$5,700	$5,596	$5,606	$5,609	$5,606
Split Dollar Insurance	8,384	2,292	—	—	—
Tax Equivalency Payments	36,502	33,647	18,648	19,242	20,626
Excess Group Life Insurance Premiums	2,286	774	2,286	774	414
Long-Term Disability Premiums	930	930	930	930	930
Memberships	25,000	—	—	—	—
Taxable Expense Reimbursements	2,731	788	—	—	—

Pension Benefits
The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each Named Executive Officer.
PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit 12/31/2020 ($)(1)	Payments During Last Fiscal Year 12/31/2020 ($)
Barry R. Sloane	Defined Benefit	17	484,401	—
Chairman, President and CEO	Pension Plan

Linda Sloane Kay	Defined Benefit	20	732,319	—
Vice Chair and Executive Vice President	Pension Plan

David B. Woonton	Defined Benefit	21	1,222,328	—
Executive Vice President, Century Bank and Trust Company	Pension Plan

Paul A. Evangelista	Defined Benefit	21	985,830	—
Executive Vice President, Century Bank and Trust Company	Pension Plan

William P. Hornby(2)	Defined Benefit	—	—	—
Chief Financial Officer and Treasurer	Pension Plan

(1)
The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 2.37% and was based on Amount-Weighted Pri-2012 Mortality Tables with Scale MP-2020.

(2)	Not a member of the Defined Benefit Pension Plan.

SUPPLEMENTAL EXECUTIVE INSURANCE/RETIREMENT BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit- 12/31/2020 ($)(1)	Payments During Last Fiscal Year- 12/31/2020 ($)
Barry R. Sloane(2)	Supplemental Executive	19	10,671,289	—
Chairman, President and CEO	Insurance/Retirement Plan

Linda Sloane Kay(2)	Supplemental Executive	12	4,507,274	—
Vice Chair and Executive Vice President	Insurance/Retirement Plan

David B. Woonton(2)	Supplemental Executive	21	4,545,429	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

Paul A. Evangelista(2)	Supplemental Executive	21	4,786,968	—
Executive Vice President, Century Bank and Trust Company	Insurance/Retirement Plan

William P. Hornby(2)	Supplemental Executive	12	3,402,829	—
Chief Financial Officer and Treasurer	Insurance/Retirement Plan

(1)
The present value of accumulated benefits was calculated with the assumption that retirement occurs at age 65. The benefit is calculated using an interest rate of 3.21% and the Amount-Weighted
Pri-2012
White Collar Mortality Table, adjusted for mortality improvements with the Scale
MP-2020
mortality improvements scale on a generational basis.

(2)
As of December 31, 2020, Messrs. Barry R. Sloane, Paul A. Evangelista, David B. Woonton, Linda Sloane Kay and William P. Hornby were 100%, 100%, 100%, 77.5% and 77.5% vested, respectively, under the Supplemental Executive Insurance/Retirement Plan.

Director Compensation
Directors not employed by the Company receive a $20,000 retainer per year, $500 per Company Board meeting attended, $1,000 per Bank Board meeting attended and $1,000 per committee meeting attended. Joseph Senna received $3,000 per Audit Committee meeting as Chairman of the Audit Committee.
DIRECTOR COMPENSATION TABLE 2020

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

George R. Baldwin	48,500	—	48,500

O’Neil A. Britton, MD	14,833	—	14,833

Stephen R. Delinsky	44,500	—	44,500

Louis Grossman	52,500	—	52,500

Russell B. Higley	43,000	—	43,000

Jackie Jenkins-Scott	54,000	—	54,000

Linda Sloane Kay	—	—	—

Fraser Lemley	55,000	—	55,000

Joseph P. Mercurio	45,000	—	45,000

Anthony P. Monaco, MD, PhD	17,833	—	17,833

Joseph J. Senna (resigned January 2021)	62,000	—	62,000

Jo Ann Simons	46,000	—	46,000

Barry R. Sloane	—	—	—

George F. Swansburg (1)	16,500	14,500	31,000

(1)
The amount listed in all other compensation is for serving as Administrator of Century Bancorp Capital Trust II. Mr. Swansburg resigned from the Board of Century Bancorp, Inc. and Century Bank and trust Company in June 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information as to the number and percentage of shares of Class A and Class B Common Stock beneficially owned as of February 26, 2021, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Class A or Class B Common Stock, (ii) by each of the Company’s directors and executive officers; and (iii) by all directors and executive officers as a group. As of February 26, 2021, there were 3,656,469 shares of Class A Common Stock and 1,911,440 shares of Class B Common Stock outstanding.

Name and Address of Beneficial Owner	Class A Owned		% A Owned	Class B Owned	% B Owned
James J. Filler	861,714	(4)	23.57%
2964 Shook Hill Parkway, Birmingham, AL 35223
BlackRock, Inc.	230,061	(5)	6.29%
55 East 52nd Street, New York, NY 10055
Renaissance Technologies LLC	185,798	(6)	5.08%
800 Third Avenue, New York, NY 10022
Sloane Family Enterprises, Limited Partnership	8,146		0.22%	1,721,841	90.08%
400 Mystic Avenue, Medford, MA 02155
George R. Baldwin(a)	5,819		0.16%
O’Neil A. Britton (a)	15		0.00%
Stephen R. Delinsky(a)	3,061	(3)	0.08%
Paul A. Evangelista(b)	8,192		0.22%
Brian J. Feeney(b)—deceased in 2020	1,987		0.05%
Louis Grossman(a)	925		0.03%
Russell B. Higley, Esquire(a)	4,602		0.13%
William P. Hornby(b)	1,000		0.03%
Jackie Jenkins-Scott(a)	40		0.00%
Linda Sloane Kay(a)(b)	25,261	(1)	0.69%	60,000	3.14%
Fraser Lemley(a)	23,764		0.65%
Joseph P. Mercurio(a)	100		0.00%
Anthony Monaco	151		0.00%
Joseph J. Senna(a)	25,001		0.68%
Jo Ann Simons	300		0.01%
Barry R. Sloane(a)(b)	8,944	(2)	0.24%
George F. Swansburg(a)	32,251		0.88%
David B. Woonton(b)	800		0.02%
All directors and officers as a group (18 in number)	150,359		4.06%	1,781,841	93.17%

(a)	Denotes director of the Company.
(b)	Denotes officer of the Company or one of its subsidiaries.
(1)	Includes 10,350 shares owned by Ms. Kay’s spouse, 10,927 shares held in trust for Ms. Kay’s children and 3,105 shares owned by the Marshall M. and Barbara J. Sloane Private Foundation.
(2)
Includes 918 shares held in trust for Mr. Barry Sloane’s children and 72 shares owned by Mr. Barry Sloane’s spouse. Includes 3,111 shares pledged and 3,105 shares owned by the Marshall M. and Barbara J. Sloane Private Foundation.

(3)	Includes 262 shares owned by Mr. Delinsky’s children.
(4)	The Company has relied upon the information set forth in the Form 4 filed with the SEC by James J. Filler on January 4, 2021.
(5)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by BlackRock, Inc. on January 29, 2021.
(6)	The Company has relied upon the information set forth in the Schedule 13G filed with the SEC by Renaissance Technologies LLC on February 10, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
NASDAQ Stock Market (“NASDAQ”) rules, and our governance principles, require that at least a majority of our Board be composed of “independent” directors. All of our directors other than Barry R. Sloane and Linda Sloane Kay are “independent” within the meaning of both the NASDAQ rules and our own corporate governance principles. Ten of our twelve directors, therefore, are currently “independent” directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee separately
pre-approves
each of the following services, in compliance with the requirements of the Sarbanes-Oxley Act and SEC regulations, before they are rendered by the auditor: financial statement audit, attestation, preparation of tax returns and audit of 401(k) and pension plans. The Audit Committee’s pre-approval
procedures, in compliance with the requirements of the Sarbanes-Oxley Act and SEC regulations, allow the Company’s auditors to perform certain services without specific permission from the Audit Committee, as long as these services comply with the following requirements: (a) the services consist of special projects relating to strategic tax savings initiatives, corporate tax structure engagements or merger and acquisition consulting; (b) aggregate special project services cannot exceed $30,000 during the calendar year; and (c) the Audit Committee must be informed about each service at its next scheduled meeting. All other services provided by the Company’s auditor must be separately pre-approved
before they are rendered.

Description of Fees	Fiscal 2020 Amount	Fiscal 2019 Amount
Audit fees(1)	$630,000	$610,000
Audit-related fees	—	—
Tax fees(2)	55,000	53,000
Other fees	—	—

	$685,000	$663,000

(1)	includes fees for annual audit, review of quarterly financial statements, and internal control attestations.
(2)	includes fees for tax compliance and tax consulting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.
The following financial statements of the company and its subsidiaries are presented in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2020 and 2019
Consolidated Statements of Income — Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity-Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows-Years Ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules
All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

(3)
Exhibits

3.1	Articles of Organization of Century Bancorp, Inc. dated January 7, 1972 (filed herewith).

3.2	Articles of Amendment of Century Bancorp, Inc. effective May 14, 1987 (filed herewith).

3.3	Articles of Amendment of Century Bancorp, Inc. effective January 9, 2009, incorporated by reference to the Registrant’s Form 8-K filed on April 29, 2009.

3.4	Bylaws of Century Bancorp, Inc., as amended effective October 9, 2007, incorporated by reference to the Registrant’s Form 10-Q filed on November 8, 2007.

4.1	Form of Common Stock Certificates of the Company (filed herewith).

4.2	Description of Registrant’s Securities, incorporated by reference to the Registrant’s Form 10-K filed on March 13, 2020.

10.1	The Century Bancorp Supplemental Executive Retirement and Insurance Plan, as amended and restated effective as of December 31, 2016, incorporated by reference to the Registrant’s Form 10-K filed on March 18, 2018.

10.2	Century Bancorp Capital Trust II Purchase Agreement, dated November 30, 2004, between Century Bancorp Capital Trust II, Century Bancorp, Inc., Sandler O’Neill Partners, L.P., First Tennessee Bank National Association and Keefe, Bruyette and Woods, Inc., incorporated by reference to the Registrant’s Form 10-K filed on March 15, 2005.

10.3	The Century Bancorp Supplemental Executive Retirement and Insurance Plan, as amended and restated effective as of December 31, 2016, first amendment effective January 21, 2020 (filed herewith).

10.4	The Century Bancorp Supplemental Executive Retirement and Insurance Plan, as amended and restated effective as of December 31, 2016, second amendment effective October 13, 2020. (filed herewith).

10.5	Century Bancorp, Inc. Indenture, dated December 2, 2004, between Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference to the Registrant’s Form 10-K filed on March 15, 2005.

10.6	Amended and Restated Declaration of Trust of Century Bancorp Capital Trust II, dated December 2, 2004, between the Trustees of Century Bancorp Capital Trust II, George F. Swansburg and Century Bancorp, Inc., incorporated by reference to the Registrant’s Form 10-K filed on March 15, 2005.

10.7	Guarantee Agreement, dated December 2, 2004, between the Century Bancorp, Inc. and Wilmington Trust Company, incorporated by reference to the Registrant’s Form 10-K filed on March 15, 2005.

10.8	Split Dollar Life Insurance Agreement, as amended and restated, between Century Bank and Trust Company and Barry R. Sloane, effective February 17, 2021, incorporated by reference to the Registrant’s Form 8-K filed on February 18, 2021.

10.9	Split Dollar Life Insurance Agreement, as amended and restated, between Century Bank and Trust Company and Linda Sloane Kay, effective February 17, 2021, incorporated by reference to the Registrant’s Form 8-K filed on February 18, 2021.

14	Code of Ethics (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter, incorporated by reference previously filed with a 10-K filed on March 15, 2019.

99.2	Nominating Committee Charter (filed herewith).

99.3	Compensation Committee Charter (filed herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Definition Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

(p)	Paper filing

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
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10 th
day of March, 2021.

Century Bancorp, Inc.

By:	/s/ Barry R. Sloane
Barry R. Sloane, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

/s/ George R. Baldwin	/s/ Anthony P. Monaco
George R. Baldwin, Director	Anthony P. Monaco, MD, PhD, Director

/s/ O’Neil A. Britton	/s/ Jo Ann Simons
O’Neil A. Britton, MD, Director	Jo Ann Simons, Director

/s/ Stephen R. Delinsky	/s/ Barry R. Sloane
Stephen R. Delinsky, Director	Barry R. Sloane, Chairman, President and Chief Executive Officer

/s/ Louis J. Grossman	/s/ William P. Hornby
Louis J. Grossman, Director	William P. Hornby, CPA, Chief Financial Officer and Treasurer

/s/ Russell B. Higley	/s/ Anthony C. LaRosa
Russell B. Higley, Esquire, Director	Anthony C. LaRosa, CPA, Senior Vice President, Century Bank and Trust Company, Principal Accounting Officer

/s/ Jackie Jenkins-Scott
Jackie Jenkins-Scott, Director

/s/ Linda Sloane Kay
Linda Sloane Kay, Vice Chair

/s/ Fraser Lemley
Fraser Lemley, Director

/s/ Joseph P. Mercurio
Joseph P. Mercurio, Director