Form 10-Q
period 2021-03-31
CENTURY BANCORP INC
filed 2021-05-07
CIK 812348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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
12b-2
of the Exchange Act).    ☐  Yes    ☒  No
As of April 30, 2021, the Registrant had outstanding:

Class A Common Stock, $1.00 par value	3,658,569 Shares
Class B Common Stock, $1.00 par value	1,909,340 Shares

Century Bancorp, Inc.

Forward Looking Statements
Except for the historical information contained herein, this quarterly report on Form
10-Q
may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, (i) the fact that the Company’s business, financial condition and results of operation have been or may be negatively impacted by the extent and duration of the
COVID-19
pandemic, (iii) the fact that consumer behavior may change due to changing political, business and economic conditions, including increased unemployment, or legislative or regulatory initiatives, (iv) the fact that the Company’s success is dependent to a significant extent upon general economic conditions in New England, (v) the fact that the Company’s earnings depend to a great extent upon the level of net interest income (the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings) generated by the Bank and thus the Bank’s results of operations may be adversely affected by increases or decreases in interest rates, (vi) failure to obtain the approval of our shareholders in connection with our proposed merger with Eastern Bankshares, Inc. (“Eastern”); (vii) the timing to consummate the proposed merger; (viii) the risk that a condition to closing of the proposed merger may not be satisfied; (ix) the risk that a regulatory approval that may be required for the proposed merger is not obtained or is obtained subject to conditions that are not anticipated; (x) the effect of the announcement of the proposed merger on our ability to maintain relationships with our key partners, customers and employees, and on our operating results and business generally; (xi) the fact that the Bank’s participation in the Paycheck Protection Program involves reputational risks, (xii) the fact that the banking business is highly competitive and the profitability of the Company depends upon the Bank’s ability to attract loans and deposits within its market area, where the Bank competes with a variety of traditional banking and other institutions such as credit unions and finance companies, (xiii) the fact that our operations are subject to risks including, but not limited to, cybersecurity incidents, fraud, natural disasters and future pandemics, (xiv) the fact that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments, and (xvi) the fact that a significant portion of the Company’s loan portfolio is comprised of commercial loans, exposing the Company to the risks inherent in loans based upon analyses of credit risk, the value of underlying collateral, including real estate, and other more intangible factors, which are considered in making commercial loans. Accordingly, the Company’s profitability may be negatively impacted by errors in risk analyses, and by loan defaults, and the ability of certain borrowers to repay such loans may be adversely affected by any downturn in general economic conditions, these factors, as well as general economic and market conditions, may materially and adversely affect the market price of shares of the Company’s common stock. Because of these and other factors, past financial performance should not be considered an indicator of future performance. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond the Company’s control. The forward-looking statements contained herein represent the Company’s judgment as of the date of this quarterly report on from
10-Q,
and the Company cautions readers not to place undue reliance on such statements.

PART I – Item 1
Century Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$116,242	$136,735
Federal funds sold and interest-bearing deposits in other banks	500,521	237,265

Total cash and cash equivalents	616,763	374,000
Securities available-for-sale, amortized cost $263,089 and $282,273, respectively	263,898	282,448
Securities held-to-maturity, fair value $3,222,903 and $2,579,103, respectively	3,217,176	2,509,088
Federal Home Loan Bank of Boston, stock at cost	13,361	13,361
Equity securities, amortized cost $1,635 and $1,635, respectively	1,722	1,668
Loans, net:
Construction and land development	7,854	10,909
Commercial and industrial	1,315,295	1,314,245
Municipal	137,073	137,607
Commercial real estate	796,660	789,836
Residential real estate	460,123	448,436
Consumer and overdrafts	19,987	20,439
Home equity	255,770	274,357

Total loans, net	2,992,762	2,995,829
Less: allowance for loan losses	34,952	35,486

Net loans	2,957,810	2,960,343
Bank premises and equipment	39,750	39,062
Accrued interest receivable	13,981	13,283
Goodwill	2,714	2,714
Other assets	162,149	162,867

Total assets	$7,289,324	$6,358,834

Liabili1ties
Deposits:
Demand deposits	$1,321,084	$1,103,878
Savings and NOW deposits	2,269,617	1,728,092
Money market accounts	2,324,557	2,074,108
Time deposits	480,784	546,143

Total deposits	6,396,042	5,452,221
Securities sold under agreements to repurchase	228,755	232,090
Other borrowed funds	151,769	177,009
Subordinated debentures	36,083	36,083
Due to broker	1,310	—
Other liabilities	94,033	91,022

Total liabilities	6,907,992	5,988,425
Stockholders’ Equity
Preferred Stock – $1.00 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $1.00 par value per share; authorized 10,000,000 shares; issued 3,656,469 shares and 3,655,469 shares, respectively	3,657	3,656
Common stock, Class B, $1.00 par value per share; authorized 5,000,000 shares; issued 1,911,440 shares and 1,912,440 shares respectively	1,911	1,912
Additional paid-in capital	12,292	12,292
Retained earnings	388,638	378,699

	406,498	396,559
Unrealized gains on securities available-for-sale, net of taxes	594	130
Unrealized losses on securities transferred to held-to-maturity, net of taxes	(1,107)	(1,221)
Pension liability, net of taxes	(24,653)	(25,059)

Total accumulated other comprehensive loss, net of taxes	(25,166)	(26,150)

Total stockholders’ equity	381,332	370,409

Total liabilities and stockholders’ equity	$7,289,324	$6,358,834

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except share data)

	Three months ended March 31,
	2021	2020
Interest income
Loans	$21,605	$22,199
Securities held-to-maturity	13,117	15,293
Securities available-for-sale	630	1,693
Federal funds sold and interest-bearing deposits in other banks	179	610

Total interest income	35,531	39,795

Interest expense
Savings and NOW deposits	1,118	3,725
Money market accounts	2,886	5,572
Time deposits	1,581	3,172
Securities sold under agreements to repurchase	141	626
Other borrowed funds and subordinated debentures	1,238	1,499

Total interest expense	6,964	14,594

Net interest income	28,567	25,201
(Credit) provision for loan losses	(550)	1,075

Net interest income after (credit) provision for loan losses	29,117	24,126
Other operating income
Service charges on deposit accounts	2,218	2,296
Lockbox fees	996	930
Other income	989	1,084

Total other operating income	4,203	4,310

Operating expenses
Salaries and employee benefits	12,250	11,371
Occupancy	1,702	1,515
Equipment	949	837
Other	5,970	4,450

Total operating expenses	20,871	18,173

Income before income taxes	12,449	10,263
Provision for income taxes	1,679	597

Net income	$10,770	$9,666

Share data:
Weighted average number of shares outstanding, basic
Class A	3,656,469	3,652,349
Class B	1,911,440	1,915,560
Weighted average number of shares outstanding, diluted
Class A	5,567,909	5,567,909
Class B	1,911,440	1,915,560
Basic earnings per share:
Class A	$2.34	$2.10
Class B	$1.17	$1.05
Diluted earnings per share
Class A	$1.93	$1.74
Class B	$1.17	$1.05
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three months ended March 31,
	2021	2020
Net income	$10,770	$9,666
Other comprehensive income , net of tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during period	464	(1,531)
Less: reclassification adjustment for gains included in net income	—	—

Total unrealized gains (losses) on securities	464	(1,531)
Accretion of net unrealized losses transferred	114	164
Defined benefit pension plans:
Amortization of prior service cost and loss included in net periodic benefit cost	406	360

Other comprehensive income (loss)	984	(1,007)

Comprehensive income	$11,754	$8,659

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
For the Three Months Ended March 31, 2021 and 2020

	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2019	$3,651	$1,917	$12,292	$338,980	$(24,259)	$332,581
Net income	—	—	—	9,666	—	9,666
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of $548 in taxes	—	—	—	—	(1,531)	(1,531)
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $58 in taxes	—	—	—	—	164	164
Pension liability adjustment, net of $141 in taxes	—	—	—	—	360	360
Conversion of Class B Common Stock to Class A Common Stock, 1,400 shares	1	(1)	—	—	—	—
Cash dividends paid, Class A common stock, $.12 per share	—	—	—	(438)	—	(438)
Cash dividends paid, Class B common stock, $.06 per share	—	—	—	(115)	—	(115)

Balance at March 31, 2020	$3,652	$1,916	$12,292	$348,093	$(25,266)	$340,687

Balance at December 31, 2020	$3,656	$1,912	$12,292	$378,699	$(26,150)	$370,409
Net income	—	—	—	10,770	—	10,770
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period, net of $170 in taxes	—	—	—	—	464	464
Accretion of unrealized losses on securities transferred to held-to-maturity, net of $41 in taxes	—	—	—	—	114	114
Pension liability adjustment, net of $159 in taxes	—	—	—	—	406	406
Conversion of Class B Common Stock to Class A Common Stock, 1,000 shares	1	(1)	—	—	—	—
Cash dividends paid, Class A common stock, $0.18 per share	—	—	—	(658)	—	(658)
Cash dividends paid, Class B common stock, $0.09 per share	—	—	—	(173)	—	(173)

Balance at March 31, 2021	$3,657	$1,911	$12,292	$388,638	$(25,166)	$381,332

See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,770	$9,666
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on equity securities	(54)	79
(Credit) provision for loan losses	(550)	1,075
Deferred income taxes	(1,007)	(114)
Net depreciation and amortization (accretion)	528	(578)
(Increase) decrease in accrued interest receivable	(699)	112
Decrease in other assets	898	2,359
Increase (decrease) in other liabilities	5,325	(336)

Net cash provided by operating activities	15,211	12,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemptions of Federal Home Loan Bank of Boston stock	—	6,831
Purchase of Federal Home Loan Bank of Boston stock	—	(4,601)
Proceeds from calls/maturities of securities available-for-sale	25,993	20,734
Purchase of securities available-for-sale	(6,770)	(39,719)
Proceeds from calls/maturities of securities held-to-maturity	257,255	123,723
Purchase of securities held-to-maturity	(964,868)	(70,171)
Net decrease (increase) in loans	3,092	(72,621)
Bank owned life insurance purchases	—	(6,000)
Capital expenditures	(1,565)	(3,084)

Net cash used in investing activities	(686,863)	(44,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in time deposits	(65,359)	57,402
Net increase in demand, savings, money market and NOW deposits	1,009,180	104,999
Cash dividends	(831)	(553)
Net decrease in securities sold under agreements to repurchase	(3,335)	(46,050)
Net decrease in other borrowed funds	(25,240)	(58,835)

Net cash provided by financing activities	914,415	56,963

Net increase in cash and cash equivalents	242,763	24,318
Cash and cash equivalents at beginning of period	374,000	258,693

Cash and cash equivalents at end of period	$616,763	$283,011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$7,127	$14,711
Income taxes	1,075	300
Change in unrealized gains (losses) on securities available-for-sale, net of taxes	464	(1,531)
Change in unrealized losses on securities transferred to held-to-maturity, net of taxes	114	164
Pension liability adjustment, net of taxes	406	360
Change in due to broker	1,310	5,500
See accompanying notes to unaudited consolidated interim financial statements.

Century Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
Three Months Ended March 31, 2021 and 2020
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
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company provides a full range of banking services to individual, business and municipal customers in Massachusetts, New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington D.C, and Pennsylvania. As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank, a state chartered financial institution, is subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”) and the Massachusetts Commissioner of Banks. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. All aspects of the Company’s business are highly competitive. The Company faces aggressive competition from other lending institutions and from numerous other providers of financial services. The Company has one reportable operating segment.
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
for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission and which provides a summary of the Company’s significant accounting principles. The interim results of consolidated operations are not necessarily indicative of the results for the entire year. Certain reclassifications are made to prior-year amounts whenever necessary to conform with the current-year presentation.
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

Note 2. Securities
Available-for-Sale

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
SBA Backed Securities	$43,154	$—	$299	$42,855	$44,328	$—	$289	$44,039
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	165,846	1,097	132	166,811	177,239	819	317	177,741
Privately Issued Residential Mortgage-Backed Securities	321	5	—	326	330	2	4	328
Obligations Issued by States and Political Subdivisions	45,668	—	—	45,668	52,276	—	—	52,276
Other Debt Securities	8,100	178	40	8,238	8,100	24	60	8,064

Total	$263,089	$1,280	$471	$263,898	$282,273	$845	$670	$282,448

Included in SBA Backed Securities, and U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities are securities at fair value pledged to secure public deposits and repurchase agreements amounting to $172,427,000 and $183,269,000 at March 31, 2021 and December 31, 2020, respectively. Also included in securities available-for-sale
are securities at fair value pledged for borrowing at the Federal Home Loan Bank of Boston (“FHLBB”) amounting to $28,830,000 and $29,885,000 at March 31, 2021 and December 31, 2020, respectively. There were no sales of available-for-sale
securities for the three months ended March 31, 2021 and March 31, 2020, respectively.
Debt securities of U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities available-for-sale
at March 31, 2021.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$48,041	$48,047
After one but within five years	104,714	105,250
After five but within ten years	89,033	89,484
More than 10 years	21,301	21,117

Total	$263,089	$263,898

The weighted average remaining life of investment securities available-for-sale
at March 31, 2021 was 5.0 years. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $210,125,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of March 31, 2021 and December 31, 2020, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of its remaining amortized cost. In making its other-than-temporary impairment evaluation, the Company considered that the principal and interest on these securities are from issuers that are investment grade.
The unrealized loss on SBA Backed Securities, U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021 or December 31, 2020.

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
The following table shows the temporarily impaired securities of the Company’s available-for-sale
portfolio at March 31, 2021. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for less than 12 months and a continuous loss position for 12 months or longer. There are 3 and 27 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 151 holdings at March 31, 2021.

	March 31, 2021
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
SBA Backed Securities	$—	$—	$42,856	$299	$42,856	$299
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	346	5	17,288	127	17,634	132
Privately Issued Residential Mortgage-Backed Securities	—	—	—	—	—	—
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	2,461	39	1,299	1	3,760	40

Total temporarily impaired securities	$2,807	$44	$61,443	$427	$64,250	$471

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

	December 31, 2020
	Less than 12 months		12 months or longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
SBA Backed Securities	$13,839	$42	$30,200	$247	$44,039	$289
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	18,188	50	33,617	267	51,805	317
Privately Issued Residential Mortgage-Backed Securities	—	—	210	4	210	4
Obligations Issued by States and Political Subdivisions	—	—	—	—	—	—
Other Debt Securities	3,942	58	1,298	2	5,240	60

Total temporarily impaired securities	$35,969	$150	$65,325	$520	$101,294	$670

Note 3. Investment Securities
Held-to-Maturity

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
U.S. Government Sponsored Enterprises	$381,077	$218	$9,017	$372,278	$244,220	$389	$866	$243,743
SBA Backed Securities	36,330	1,142	—	37,472	37,783	2,002	—	39,785
U.S. Government Sponsored Enterprises Mortgage- Backed Securities	2,799,769	45,772	32,388	2,813,153	2,227,085	69,522	1,032	2,295,575

Total	$3,217,176	$47,132	$41,405	$3,222,903	$2,509,088	$71,913	$1,898	$2,579,103

Included in total investment securities
held-to-maturity
are securities pledged to secure public deposits and repurchase agreements at fair value amounting to $2,038,453,000 and $1,866,989,000 at March 31, 2021 and December 31, 2020, respectively. Also included are securities pledged for borrowing at the FHLBB at fair value amounting to $484,029,000 and $537,367,000 at March 31, 2021 and December 31, 2020, respectively. There were no sales of held-to-maturity
securities for the three months ended March 31, 2021 or March 31, 2020, respectively.
At March 31, 2021 and December 31, 2020, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of U.S. Government Sponsored Enterprises and U.S. Government Sponsored Enterprises Mortgage-Backed Securities primarily refer to debt securities of Fannie Mae and Freddie Mac.
The following table shows the maturity distribution of the Company’s securities held-to-maturity
at March 31, 2021.

	Amortized Cost	Fair Value
	(in thousands)
Within one year	$84,709	$85,698
After one but within five years	1,707,454	1,738,266
After five but within ten years	1,425,013	1,398,939
More than ten years	—	—

Total	$3,217,176	$3,222,903

The weighted average remaining life of investment securities held-to-maturity
at March 31, 2021 was 3.6 years. Included in the weighted average remaining life calculation at March 31, 2021 were $320,611,000 of U.S. Government Sponsored Enterprises obligations that are callable at the discretion of the issuer. The contractual maturities, which were used in the table above, of mortgage-backed securities, will differ from the actual maturities, due to the ability of the issuers to prepay underlying obligations. Also $81,000 of the securities are floating rate or adjustable rate and reprice prior to maturity.
As of March 31, 2021 and December 31, 2020, management concluded that the unrealized losses of its investment securities are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these debt securities and it is not more likely than not that it will be required to sell these debt securities before the anticipated recovery of their remaining amortized costs. In making its other-than-temporary impairment evaluation, the Company considered the fact that the principal and interest on these securities are from issuers that are investment grade.

The unrealized loss on U.S. Government Sponsored Enterprises, SBA Backed Securities, and U.S. Government Sponsored Enterprises Mortgage-Backed Securities related primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not more likely than not that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2021 or December 31, 2020. In evaluating the underlying credit quality of a security, management considers several factors such as the credit rating of the obligor and the issuer, if applicable. Internal reviews of issuer financial statements are performed as deemed necessary.
The following table shows the temporarily impaired securities of the Company’s held-to-maturity
portfolio March 31, 2021. This table shows the unrealized market loss of securities that have been in a continuous unrealized loss position for 12 months or less and a continuous loss position for 12 months or longer. There are 156 and 0 securities that are temporarily impaired for less than 12 months and for 12 months or longer, respectively, out of a total of 655 holdings at March 31, 2021.

	March 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
Temporarily Impaired Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US Government Sponsored Enterprises	$346,560	$9,017	$—	$—	$346,560	$9,017
SBA Backed Securities	—	—	—	—	—	—
U.S. Government Agency and Sponsored Enterprise Mortgage-Backed Securities	1,332,059	32,388	—	—	1,332,059	32,388

Total temporarily impaired securities	$1,678,619	$41,405	$—	$—	$1,678,619	$41,405

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

	December 31, 2020
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
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2021	2020
	(in thousands)
Allowance for loan losses, beginning of period	$35,486	$29,585
Loans charged off	(67)	(62)
Recoveries on loans previously charged-off	83	206

Net recoveries (charge-offs)	16	144
(Credit) provision charged to expense	(550)	1,075

Allowance for loan losses, end of period	$34,952	$30,804

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2021 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2020	$429	$16,713	$2,804	$11,751	$2,111	$241	$1,208	$229	$35,486
Charge-offs	—	—	—	—	—	(67)	—	—	(67)
Recoveries	—	3	—	—	—	80	—	—	83
(Credit) provision	(136)	(246)	33	(96)	(44)	(60)	(159)	158	(550)

Ending balance at March 31, 2021	$293	$16,470	$2,837	$11,655	$2,067	$194	$1,049	$387	$34,952

Amount of allowance for loan losses for loans deemed to be impaired	$—	$125	$—	$74	$—	$—	$—	$—	$199

Amount of allowance for loan losses for loans not deemed to be impaired	$293	$16,345	$2,837	$11,581	$2,067	$194	$1,049	$387	$34,753

Loans:
Ending balance	$7,854	$1,315,295	$137,073	$796,660	$460,123	$19,987	$255,770	$—	$2,992,762

Loans deemed to be impaired	$—	$357	$—	$2,300	$—	$—	$—	$—	$2,657

Loans not deemed to be impaired	$7,854	$1,314,938	$137,073	$794,360	$460,123	$19,987	$255,770	$—	$2,990,105

Further information pertaining to the allowance for loan losses for the three months ending March 31, 2020 is as follows:

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate	Residential Real Estate	Consumer	Home Equity	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Balance at December 31, 2019	$331	$11,596	$2,566	$11,464	$2,194	$312	$1,065	$57	$29,585
Charge-offs	—	(5)	—	—	—	(57)	—	—	(62)
Recoveries	—	164	—	—	—	37	5	—	206
Provision	(85)	673	323	(343)	255	4	67	181	1,075

Ending balance at March 31, 2020	$246	$12,428	$2,889	$11,121	$2,449	$296	$1,137	$238	$30,804

Amount of allowance for loan losses for loans deemed to be impaired	$—	$—	$—	$85	$—	$—	$—	$—	$85

Amount of allowance for loan losses for loans not deemed to be impaired	$246	$12,428	$2,889	$11,036	$2,449	$296	$1,137	$238	$30,719

Loans:
Ending balance	$6,493	$867,599	$141,588	$761,464	$393,338	$21,039	$307,373	$—	$2,498,894

Loans deemed to be impaired	$—	$623	$—	$2,322	$—	$—	$—	$—	$2,945

Loans not deemed to be impaired	$6,493	$866,976	$141,588	$759,142	$393,338	$21,039	$307,373	$—	$2,495,949

There was a credit to the provision for losses of $550,000 for the quarter ended March 31, 2021, compared to a provision of $1,075,000 for the quarter ended March 31, 2020. The credit provision for the first quarter of 2021 was primarily attributable to a decline in loan balances exclusive of U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”) loans and a reduction in specific allocations to the allowance for loan losses. As of March 31, 2021, PPP loans totaled approximately 1,117 loans for approximately $213,000,000. These types of loans are categorized as commercial and industrial and are 100% guaranteed by the SBA and require no allowance for loan losses. The provision for the first quarter of 2020 was primarily the result of provisions related to the onset of the
COVID-19
pandemic
The Company utilizes a six grade internal loan rating system for commercial real estate, construction, commercial, and municipal loans as follows:
Loans rated
1-3
(Pass):
Loans in this category are considered “pass” rated loans with low to average risk.
Loans rated 4 (Monitor):
These loans represent classified loans that management is closely monitoring for credit quality. These loans have had or may have minor credit quality deterioration as of March 31, 2021 and December 31, 2020.
Loans rated 5 (Substandard):
Substandard loans represent classified loans that management is closely monitoring for credit quality. These loans have had more significant credit quality deterioration as of March 31, 2021 and December 31, 2020.
Loans rated 6 (Doubtful):
Doubtful loans represent classified loans that management is closely monitoring for credit quality. These loans had more significant credit quality deterioration as of March 31, 2021 and December 31, 2020 and full collectability is doubtful.
Impaired:
Impaired loans represent classified loans that management is closely monitoring for credit quality. A loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due.

The following table presents the Company’s loans by risk rating at March 31, 2021.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
Grade:	(in thousands)
1-3 (Pass)	$7,854	$1,310,993	$137,073	$770,872
4 (Monitor)	—	3,945	—	23,488
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	357	—	2,300

Total	$7,854	$1,315,295	$137,073	$796,660

The following table presents the Company’s loans by risk rating at December 31, 2020.

	Construction and Land Development	Commercial and Industrial	Municipal	Commercial Real Estate
Grade:	(in thousands)
1-3 (Pass)	$10,909	$1,309,861	$137,607	$761,101
4 (Monitor)	—	3,945	—	23,795
5 (Substandard)	—	—	—	—
6 (Doubtful)	—	—	—	—
Impaired	—	439	—	4,940

Total	$10,909	$1,314,245	$137,607	$789,836

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2021 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$705,387	$73,758	$36,519	$815,664
A1 – A3	182,559	7,103	145,096	334,758
Baa1 – Baa3	50,000	51,132	146,930	248,062
Ba2	—	5,080	—	5,080

Total	$937,946	$137,073	$328,545	$1,403,564

Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at December 31, 2020.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$710,955	$74,291	$38,035	$823,281
A1 – A3	183,123	7,103	145,583	335,809
Baa1 – Baa3	50,000	51,133	140,905	242,038
Ba2	—	5,080	—	5,080

Total	$944,078	$137,607	$324,523	$1,406,208

The Company utilized payment performance as credit quality indicators for the loan types listed below.
Further information pertaining to the allowance for loan losses at March 31, 2021 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$7,854	$7,854
Commercial and industrial	—	297	—	297	1,314,998	1,315,295
Municipal	—	—	—	—	137,073	137,073
Commercial real estate	—	261	—	261	796,399	796,660
Residential real estate	1,373	188	—	1,561	458,562	460,123
Consumer and overdrafts	12	7	—	19	19,968	19,987
Home equity	1,325	189	—	1,514	254,256	255,770

Total	$2,710	$942	$—	$3,652	$2,989,110	$2,992,762

Further information pertaining to the allowance for loan losses at December 31, 2020 follows:

	Accruing 30-89 Days Past Due	Non Accrual	Accruing Greater than 90 Days	Total Past Due	Current Loans	Total
	(in thousands)
Construction and land development	$—	$—	$—	$—	$10,909	$10,909
Commercial and industrial	56	297	90	443	1,313,802	1,314,245
Municipal	—	—	—	—	137,607	137,607
Commercial real estate	—	2,881	—	2,881	786,955	789,836
Residential real estate	390	527	—	917	447,519	448,436
Consumer and overdrafts	21	1	—	22	20,417	20,439
Home equity	1,001	290	—	1,291	273,066	274,357

Total	$1,468	$3,996	$90	$5,554	$2,990,275	$2,995,829

Impaired loans
A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are charged-off
when management believes that the collectability of the loan’s principal is not probable. The specific factors that management considers in making the determination that the collectability of the loan’s principal is not probable include: the delinquency status of the loan, the fair value of the collateral, if secured, and the financial strength of the borrower and/or guarantors. For collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off
against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible. The Company’s policy for recognizing interest income on impaired loans is contained within Note 1 of the consolidated financial statements contained in the Company’s Annual Report for the fiscal year ended December 31, 2020.

The following is information pertaining to impaired loans for March 31, 2021:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 3/31/21	Interest Income Recognized for 3 Months Ending 3/31/21
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	4	5	—	7	—
Municipal	—	—	—	—	—
Commercial real estate	261	296	—	267	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$265	$301	$—	$274	$—

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	353	373	125	374	1
Municipal	—	—	—	—	—
Commercial real estate	2,039	2,169	74	3,354	20
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,392	$2,542	$199	$3,728	$21

Total:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	357	378	125	381	1
Municipal	—	—	—	—	—
Commercial real estate	2,300	2,465	74	3,621	20
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,657	$2,843	$199	$4,002	$21

The following is information pertaining to impaired loans for March 31, 2020:

	Carrying Value	Unpaid Principal Balance	Required Reserve	Average Carrying Value for 3 Months Ending 3/31/20	Interest Income Recognized for 3 Months Ending 3/31/20
	(in thousands)
With no required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	623	641	—	582	1
Municipal	—	—	—	—	—
Commercial real estate	155	185	—	157	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$778	$826	$—	$739	$1

With required reserve recorded:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	—	—	—	113	1
Municipal	—	—	—	—	—
Commercial real estate	2,167	2,290	85	2,176	22
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,167	$2,290	$85	$2,289	$23

Total:
Construction and land development	$—	$—	$—	$—	$—
Commercial and industrial	623	641	—	695	2
Municipal	—	—	—	—	—
Commercial real estate	2,322	2,475	85	2,333	22
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Home equity	—	—	—	—	—

Total	$2,945	$3,116	$85	$3,028	$24

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
There was no TDR made during the three-month period ended March 31, 2021. Also, there were no commitments to lend additional funds to TDR borrowers. There were no TDRs that subsequently defaulted during the first three months of 2021.
Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for
COVID-19
modifications. The Company can then suspend the requirements under GAAP for loan modifications related to
COVID-19
that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of
COVID-19
as being a TDR, including the requirement to determine impairment for accounting purposes.

As of March 31, 2021, and as a result of
COVID-19
loan modifications, the Company had modifications of 8 loans aggregating $36,152,000, primarily consisting of short-term payment deferrals. Of these modifications, $36,152,000, or 100%, were performing in accordance with their modified terms.
There was no TDR made during the three-month period ended March 31, 2020. Also, there were no commitments to lend additional funds to TDR borrowers. There were no TDRs that subsequently defaulted during the first three months of 2020.
Note 5. Reclassifications Out of Accumulated Other Comprehensive Income
(a)
Amount Reclassified from Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020		Affected Line Item in the Statement where Net Income is Presented
	(in thousands)
Accretion of unrealized losses transferred	$(155)		$(222)		Interest on securities held-to-maturity
	41		58		Provision for income taxes

	$(114)		$(164)		Net income

Amortization of defined benefit pension items
Prior-service costs	$(54	) (b)	$(29	)(b)	Salaries and employee benefits
Actuarial gains (losses)	(511	) (b)	(472	)(b)	Salaries and employee benefits

Total before tax	(565)		(501)		Income before taxes

Tax (expense) or benefit	159		141		Provision for income taxes

Net of tax	$(406)		$(360)		Net income

(a)	Amount in parentheses indicates reductions to net income.
(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost(see Employee Benefits footnote (Note 7) for additional details).
Note 6. Earnings per Share (“EPS”)
Class A and Class B shares participate equally in undistributed earnings. Under the Company’s Articles of Organization, the holders of Class A Common Stock are entitled to receive dividends per share equal to at least 200% of dividends paid, if any, from time to time, on each share of Class B Common Stock.
Diluted EPS includes the dilutive effect of common stock equivalents and assumes the conversion of all Class B common stock; basic EPS excludes all common stock equivalents. The Company had no common stock equivalents outstanding for the periods ended March 31, 2021 and 2020.

The following table is a reconciliation of basic EPS and diluted EPS.

	Three Months Ended March 31,
(in thousands except share and per share data)	2021	2020
Basic EPS Computation:
Numerator:
Net income, Class A	$8,538	$7,658
Net income, Class B	2,232	2,008
Denominator:
Weighted average shares outstanding, Class A	3,656,469	3,652,349
Weighted average shares outstanding, Class B	1,911,440	1,915,560
Basic EPS, Class A	$2.34	$2.10
Basic EPS, Class B	1.17	1.05

Diluted EPS Computation:
Numerator:
Net income, Class A	$8,538	$7,658
Net income, Class B	2,232	2,008

Total net income, for diluted EPS, Class A computation	10,770	9,666
Denominator:
Weighted average shares outstanding, basic, Class A	3,656,469	3,652,349
Weighted average shares outstanding, Class B	1,911,440	1,915,560

Weighted average shares outstanding diluted, Class A	5,567,909	5,567,909
Weighted average shares outstanding, Class B	1,911,440	1,915,560
Diluted EPS, Class A	$1.93	$1.74
Diluted EPS, Class B	1.17	1.05

Note 7. Employee Benefits
The Company provides pension benefits to its employees under a noncontributory, defined benefit plan which is funded on a current basis in compliance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”) and recognizes costs over the estimated employee service period.
The Company also has the Century Bancorp, Inc. Supplemental Executive Retirement and Insurance Plan (the “Supplemental Plan”) which is limited to certain officers and employees of the Company. The Supplemental Plan is accrued on a current basis and recognizes costs over the estimated employee service period.
Executive officers of the Company and its subsidiaries who have at least one year of service may participate in the Supplemental Plan. The Supplemental Plan is voluntary, and participants are required to contribute to its cost. Life insurance policies, which are owned by the Company, are purchased covering the lives of each participant.

Components of Net Periodic Benefit Cost for the Three Months Ended March 31,

	Pension Benefits		Supplemental Insurance/ Retirement Plan
	2021	2020	2021	2020
	(in thousands)
Service cos t	$379	$344	$363	$353
Interest	434	450	434	466
Expected return on plan assets	(1,062)	(952)	—	—
Recognized prior service cost (benefit)	—	—	54	29
Recognized net actuarial losses	241	261	269	211

Net periodic benefit (credit) cost	$(8)	$103	$1,120	$1,059

Approximately $371,000 and $465,000 of costs other than service costs, from the table above, are included in other expenses with the remaining cost included in salaries and employee benefits, for the three months ended March 31, 2021 and 2020, respectively.
Contributions
The Company has contributed $1,302,000 to the Defined Benefit Pension Plan in 2021.
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

The results of the fair value hierarchy as of March 31, 2021, are as follows:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
SBA Backed Securities	$42,855	$—	$42,855	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	166,811	—	166,811	—
Privately Issued Residential Mortgage- Backed Securities	326	—	326	—
Obligations Issued by States and Political Subdivisions	45,668	—	—	45,668
Other Debt Securities	8,238	—	8,238	—

Total	$263,898	$—	$218,230	$45,668

Equity Securities	$1,722	$376	$1,346	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$558	$—	$—	$558
The results of the fair value hierarchy as of December 31, 2020, are as follows:

	Securities AFS Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(in thousands)
Financial Instruments Measured at Fair Value on a Recurring Basis
SBA Backed Securities	$44,039	$—	$44,039	$—
U.S. Government Agency and Sponsored Mortgage-Backed Securities	177,741	—	177,741	—
Privately Issued Residential Mortgage- Backed Securities	328	—	328	—
Obligations Issued by States and Political Subdivisions	52,276	—	—	52,276
Other Debt Securities	8,064	—	8,064	—

Total	$282,448	$—	$230,172	$52,276

Equity Securities	$1,668	$303	$1,365	$—
Financial Instruments Measured at Fair Value on a Non-recurring Basis
Impaired Loans	$3,178	$—	$—	$3,178

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
Appraisals, discounted cash flows and real estate tax assessments are reviewed quarterly. There is no specific policy regarding how frequently appraisals will be updated. Adjustments are made to appraisals and real estate tax assessments based on management’s estimate of changes in real estate values. All impaired loans have been reviewed during the past quarter using either a discounted cash flow analysis, appraisal of collateral or other type of real estate tax assessment. The types of adjustments that are made to specific provisions (credits) related to impaired loans recognized for the three-month period ended March 31, 2021 amounted to ($375,000) and amounted to $501,000 for the year ended December 31, 2020.
There were no transfers between level 1, 2 and 3 for the three months ended March 31, 2021 and the year ended December 31, 2020. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three months ended March 31, 2021 and the year ended December 31, 2021.
The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at March 31, 2021. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (1)	$45,668	Discounted cash flow	Discount rate	0% - 1.0% (2)
Impaired Loans	$558	Appraisal of collateral (3)	Appraisal adjustments (4)	0%—22% discount
The following table presents additional information about assets measured at fair value on a recurring and nonrecurring basis for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands) at December 31, 2020. Management continues to monitor the assumptions used to value the assets listed below.

Asset	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Securities AFS (1)	$52,276	Discounted cash flow	Discount rate	0% - 1.0% (2)
Impaired Loans	$3,178	Appraisal of collateral (3)	Appraisal adjustments (4)	0%-17% discount

(1)	Municipal securities generally have maturities of one year or less and, therefore, the amortized cost equates to the fair value.
(2)	Weighted averages.
(3)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(4)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated expenses.

The changes in Level 3 securities for the three-month period ended March 31, 2021 are shown in the table below:

Obligations Issued by States & Political Subdivisions
Balance at December 31, 2020	$52,276
Purchases	6,770
Maturities and calls	(13,353)
Amortization	(25)

Balance at March 31, 2021	$45,668

The amortized cost of Level 3 securities was $45,668,000 at March 31, 2021 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The changes in Level 3 securities for the three-month period ended March 31, 2020 are shown in the table below:

Obligations Issued by States & Political Subdivisions
Balance at December 31, 2019	$13,301
Purchases	9,372
Maturities and calls	(5,449)
Amortization	—
Changes in fair value	—

Balance at March 31, 2020	$17,224

The amortized cost of Level 3 securities was $17,224,000 at March 31, 2020 with an unrealized loss of $0. The securities in this category are generally municipal securities with no readily determinable fair value. Management evaluated the fair value of these securities based on an evaluation of the underlying issuer, prevailing rates and market liquidity.
The fair value of impaired loans decreased by $2,624,000, for the first three months of 2021, mainly attributable to one loan that was paid down. The fair value of impaired loans decreased by $269,000, for the first three months of 2020, mainly attributable to one loan that was paid down. There were no liabilities measured at fair value on a recurring or nonrecurring basis during the three-month period ended March 31, 2020.

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
The following presents (in thousands) the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2021 and December 31, 2020. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, short-term investments, FHLBB stock and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity
deposits, short-term borrowings and accrued interest payable.

March 31, 2021	Carrying Amount	Estimated Fair Value	Fair Value Measurements Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(in thousands)
Financial assets:
Securities held-to-maturity	$3,217,176	$3,222,903	$—	$3,222,903	$—
Loans (1)	2,957,810	2,877,220	—	—	2,877,220
Financial liabilities:
Time deposits	480,784	479,087	—	479,087	—
Other borrowed funds	151,769	155,001	—	155,001	—
Subordinated debentures	36,083	36,083	—	36,083	—

December 31, 2020
Financial assets:
Securities held-to-maturity	$2,509,088	$2,579,103	$—	$2,579,103	$—
Loans (1)	2,960,343	2,902,390	—	—	2,902,390
Financial liabilities:
Time deposits	546,143	556,470	—	556,470	—
Other borrowed funds	177,009	183,000	—	183,000	—
Subordinated debentures	36,083	36,083	—	36,083	—

(1)	Comprised of loans (including collateral dependent impaired loans), net of deferred loan costs and the allowance for loanlosses.
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

a.
Revenue earned at a point in time – Examples of revenue earned at a point in time are ATM transaction fees, wire transfer fees,
“non-sufficient
funds” fees, credit and debit card interchange fees and foreign exchange transaction fees. Revenue is generally derived from transactional information accumulated by our systems and is recognized as revenue immediately as the transactions occur or upon providing the service to complete the customer’s transaction. The Company is the principal in each of these contracts, with the exception of credit and debit card interchange fees, in which case we are acting as the agent and record revenue net of expenses paid to the principal.

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

	Three Months Ended 3/31/2021	Revenue from Contracts in Scope of Topic 606	Three Months Ended 3/31/2020	Revenue from Contracts in Scope of Topic 606
	(dollars in thousands)
Total net interest income	$28,567	$—	$25,201	$—

Noninterest income:
Service charges on deposit accounts	2,218	2,218	2,296	2,296
Lockbox fees	996	996	930	930
Other income	989	695	1,084	599

Total noninterest income	4,203	3,909	4,310	3,825

Total net revenues	$32,770	$3,909	$29,511	$3,825

The following table provides information about receivables with customers.

(dollars in thousands)	March 31, 2021	December 31, 2020
Receivables, which are included in “Other assets”	$1,393	$1,397
Note 11. Leases
The Company has operating leases primarily for branch locations as well as data processing centers. The Company’s operating leases have remaining lease terms of 1 year to 31 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year. The Company also has one sublease for part of a data processing center that the Company currently leases from a lessor. The sublease expires in 2022 with an option to terminate and no option to extend. Lease income, for the sublease, totaled approximately $10,000 for the three months ended March 31, 2021. Variable lease costs include costs that are not included in the lease liability.
The components of lease expense were as follows:

(in thousands)	Three Months Ended 3/31/2021	Three Months Ended 3/31/2020
Operating lease cost	$560	$546

Variable lease cost	153	133

Total lease cost	$713	$679

Supplemental cash flow information related to leases was as follows:

(in thousands)	(in thousands) Three Months Ended 3/31/2021	Three Months Ended 3/31/2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$541	$529

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	3/31/2021	12/31/2020
(in thousands, except lease term and discount rate)
Operating Leases:
Operating lease right-of-use assets	$13,262	$13,713
Operating lease liabilities	$13,496	$13,935
Weighted Average Remaining Lease Term:
Operating Leases	10 Years	10 Years
Weighted Average Discount Rate:
Operating Leases	3.1%	3.1%

The Company has payment obligations under a number of
non-cancelable
operating leases for premises and equipment expiring in various years through 2030. Total lease expense approximated $713,000 and $679,000 for the quarters ended March 31, 2021 and 2020, respectively. Included in lease expense are amounts paid to a company affiliated with Barry R. Sloane, Chairman, President and CEO, and Linda Sloane Kay, Vice Chair, amounting to $111,000 and $109,000, respectively. Rental income approximated $165,000 and $168,000 in 2021 and 2020, respectively.
A summary of future minimum rental payments under such leases as the dates indicated follows:

	Minimum Rental Payments
	March 31, 2021	December 31, 2020
Year Ending December 31,	(in thousands)
2021	$1,612	$2,156
2022	1,995	1,995
2023	1,962	1,962
2024	1,692	1,692
2025	1,471	1,471
Thereafter	7,394	7,394

Total lease payments	$16,126	$16,670

Less imputed interest	(2,630)	(2,735)

Present value of lease liability	$13,496	$13,935

March 31, 2021 minimum rental payments represent nine months of rental payments remaining in calendar year 2021.
Note 12. Subsequent Events
Proposed Transaction with Eastern Bankshares, Inc.
On April 7, 2021, the Company and Eastern Bankshares, Inc. (“Eastern” ) (NASDAQ: EBC) entered into an Agreement and Plan of Merger pursuant to which, through a series of transactions, Eastern will acquire the Company in a cash transaction for total consideration valued at approximately $642 million. Under the terms of the Agreement and Plan of Merger, (i) each holder of Class A common stock will receive a cash payment of $115.28 per share of Class A common stock and (ii) each holder of Class B common stock will receive a cash payment of $115.28 per share of Class B common stock. The transaction is expected to close in the fourth quarter of 2021 and is subject to customary closing conditions, including approval by the shareholders of the Company and required regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Century Bancorp, Inc. (together with its bank subsidiary, unless the context otherwise requires, the “Company”) is a Massachusetts state-chartered bank holding company headquartered in Medford, Massachusetts. The Company is a Massachusetts corporation formed in 1972 and has one banking subsidiary (the “Bank”): Century Bank and Trust Company formed in 1969. At March 31, 2021, the Company had total assets of $7.3 billion. Currently, the Company operates 27 banking offices in 20 cities and towns in Massachusetts, ranging from Braintree in the south to Andover in the north. The Bank’s customers consist primarily of small and medium-sized
businesses and retail customers in these communities and surrounding areas, as well as local governments and large healthcare and higher educational institutions primarily throughout Massachusetts, New Hampshire, Rhode Island, Connecticut, New York, Virginia, Washington D.C., and Pennsylvania.
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
Net income for the three months ended March 31, 2021, was $10,770,000 or $1.93 per Class A share diluted, an increase of 11.4% compared to net income of $9,666,000, or $1.74 per Class A share diluted, for the same period a year ago.
Earnings per share (EPS) for each class of stock and time period is as follows:

	Three Months Ended
	March 31,
	2021	2020
Basic EPS – Class A common	$2.34	$2.10
Basic EPS – Class B common	$1.17	$1.05
Diluted EPS – Class A common	$1.93	$1.74
Diluted EPS – Class B common	$1.17	$1.05
Net interest income totaled $28,567,000 for the three months ended March 31, 2021 compared to $25,201,000 for the same period in 2020. The 13.4% increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. The net interest margin decreased from 2.11% on a fully tax-equivalent
basis for the first three months of 2020 to 1.80% for the same period in 2021. This was primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve.
The average balances of earning assets increased for the first three months of 2021 compared to the same period last year, by $1,608,721,000 or 31.0%, combined with an average yield decrease of 1.03%, resulting in a decrease in interest income of $4,264,000. The average balance of interest-bearing liabilities increased for the first three months of 2021 compared to the same period last year, by $1,191,116,000 or 27.9%, combined with an average interest-bearing liabilities interest cost decrease of 0.86%, resulting in a decrease in interest expense of $7,630,000.

The trends in the net interest margin are illustrated in the graph below:

The net interest margin decreased during the first quarter of 2020 mainly as a result of decreases in rates on earning assets. This was partially offset by prepayment penalties collected of $874,000 and contributed approximately seven basis points to the net interest margin. The net interest margin decreased during the second, third, and fourth quarters of 2020 primarily as a result of increased margin pressure during the recent decrease in interest rates across the yield curve. This was partially offset by prepayment penalties collected of $453,000 and contributed approximately three basis points to the net interest margin during the fourth quarter of 2020. The net interest margin decreased during the first quarter of 2021 primarily as a result of increased margin pressure during the recent decrease in interest rates across the yield curve. While management will continue its efforts to improve the net interest margin, there can be no assurance that certain factors beyond its control, such as the prepayment of loans and changes in market interest rates, will positively impact the net interest margin.
There was a credit to the provision for loan losses of $550,000 for the quarter ended March 31, 2021, compared to a provision of $1,075,000 for the quarter ended March 31, 2020. The credit provision for the first quarter of 2021 was primarily attributable to a decline in loan balances exclusive of PPP loans and a reduction in specific allocations to the allowance for loan losses. The provision for the first quarter of 2020 was primarily as a result of provisions related to the onset of the
COVID-19
pandemic.
The Company’s effective tax rate increased from 5.8% for the quarter ended March 31, 2020 to 13.5% for the same period in 2021. This was primarily as a result of an increase in taxable income relative to total income.
During the third quarter of 2019, the Company purchased a future branch location in Salem, New Hampshire. The Company plans to open this branch during the second quarter of 2021. During the second quarter of 2020, the Company executed a lease for a future branch location in Needham, Massachusetts. The Company plans to open this branch during the third quarter of 2021.

Recent Market Developments
Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), Families First Coronavirus Response Act (“FFCRA”), and Coronavirus Response and Relief Supplemental Appropriations Act of 2021
On March 18, 2020, the FFCRA was signed into law and on March 27, 2020, the CARES Act was signed into law. The FFCRA and the CARES Act provide relief for families and businesses impacted by the coronavirus pandemic. The provisions in this legislation include, among other things, loan programs for businesses, expanded unemployment insurance benefits, stimulus payments to certain taxpayers, new provisions on sick leave and family leave, and funding for a variety of health-related efforts and government programs. Also, as a result of the CARES Act, the full balance of the Company’s AMT credit was refunded in 2020.
The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the PPP which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. The original amount allocated to the program was $349 billion, which was exhausted on April 16, 2020. On April 24, 2020, an additional allocation of $310 billion was signed into law. These loans are funded by participating banks and are 100% guaranteed by the SBA. If utilized primarily for payroll, subject to certain other conditions, the loans may be forgiven, in whole or in part, and repaid by the SBA. During 2020 and 2021, the Company participated in the PPP. Since the inception of the program, PPP originations totaled approximately 1,860 loans for approximately $325 million. As of March 31, 2021, Century Bank’s PPP loans totaled approximately 1,117 loans for approximately $213 million. The fees collected, from the SBA, amount to approximately $11.9 million. The amount of fees recognized during the first quarter of 2021 amounted to approximately $2.2 million. Total cost deferrals amounted to approximately $1.7 million, since inception. The fees and costs are being amortized over the lives of the loans utilizing the level-yield method.
Under Section 4013 of the CARES Act, from March 1, 2020 through the earlier of January 1, 2022 or 60 days after the termination date of the national emergency declared by the President on March 13, 2020 concerning the
COVID-19
outbreak (the “national emergency”), a financial institution may elect to suspend the requirements under U.S. GAAP for loan modifications related to the
COVID-19
pandemic that would otherwise be categorized as a troubled debt restructured, including impairment accounting. This troubled debt restructuring relief applies for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019.
As of March 31, 2021, and as a result of
COVID-19
loan modifications, the Company has modifications of 8 loans aggregating approximately $36.2 million, primarily consisting of short-term payment deferrals. Of these modifications, $36.2 million, or 100%, were performing in accordance with their modified terms.
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
Recent Accounting Developments
Recently Adopted Accounting Standards Updates
In August 2018, FASB issued ASU
2018-14,
“Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic
715-20)”(“ASU
2018-14”),
to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU
2018-14
is effective for fiscal years beginning after December 15, 2020, for public business entities and for fiscal years beginning after December 15, 2021, for all other entities. Early adoption is permitted. Management has evaluated ASU
2018-14
and as of March 31, 2021, the Company has adopted ASU
2018-14
and determined the impact to be immaterial.
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
2016-13.
In November 2019, the FASB issued ASU
2019-11,
Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this ASU affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This ASU is effective for annual reporting periods beginning after December 15, 2019. See discussion below of the deferral of the amendments in this ASU.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act allows certain companies to delay FASB ASU
2016-13,
Measurement of Credit Losses on Financial Instruments (CECL), and subsequent amendments to the ASU noted above, including the current expected credit losses methodology for estimating allowances for credit losses. The Company has elected to delay FASB ASU
2016-13.
This ASU was delayed until the earlier of the date on which the national emergency concerning the
COVID-19
outbreak declared by the President on March 15, 2020 terminates or December 31, 2020, with an effective retrospective implementation date of January 1, 2020. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law. The law changed the delayed implementation date to the earlier of the first day of the Company’s fiscal year that begins after the date on which the national emergency terminates or January 1, 2022. The Company does not believe the impact of adoption would have been material to the Company’s consolidated financial statements as of March 31, 2021.
Financial Condition
Loans
On March 31, 2021, total loans outstanding were $2,992,762,000, down by $3,067,000 from the total on December 31, 2020. At March 31, 2021, commercial real estate loans accounted for 26.6%, commercial and industrial accounted for 43.9%, and residential real estate loans, including home equity loans, accounted for 23.9% of total loans.
Commercial and industrial loans increased to $1,315,295,000 on March 31, 2021 from $1,314,245,000 at December 31, 2020. The Company originated approximately $92,800,000 of PPP loans during the first quarter of 2021 and received approximately $76,200,000 of PPP loan payoffs, primarily from loan forgiveness, during the first quarter of 2021. Commercial real estate loans increased to $796,660,000 on March 31, 2021 from $789,836,000 on December 31, 2020 primarily as a result of loan originations. Construction loans decreased to $7,854,000 at March 31, 2021 from $10,909,000 on December 31, 2020, primarily as a result of loan payoffs. Residential real estate loans increased to $460,123,000 on March 31, 2021 from $448,436,000 on December 31, 2020, primarily as a result of loan originations. Home equity loans decreased to $255,770,000 on March 31, 2021 from $274,357,000 on December 31, 2020, primarily as a result of a home equity loan payoffs. Municipal loans decreased slightly to $137,073,000 from $137,607,000.
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
Allowance for Loan Losses
The allowance for loan loss at March 31, 2021 was $34,952,000 as compared to $35,486,000 at December 31, 2020. The level of the allowance for loan losses to total loans was 1.17% at March 31, 2021 and 1.18% at December 31, 2020. The ratio of the allowance for loan losses to loans outstanding has decreased slightly from December 31, 2020, primarily from the payoff of one large loan and a decrease in general economic factor allocations. The Company monitors the outlook for the industries in which our borrowers operate. Healthcare and higher education are two of the primary industries. In particular the Company utilizes outlooks and forecasts from various sources. The Company also monitors the volatility of the losses within the historical data.
By combining the credit rating, the industry outlook and the loss volatility, the Company arrives at the loss factor for each credit grade. For a large loan to large institutions with publicly available credit ratings, the Company tracks these ratings. These ratings are tracked as a credit quality indicator for these loans. Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2021.
Credit ratings issued by national organizations were utilized as credit quality indicators as presented in the following table at March 31, 2021 and are included within the total loan portfolio.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$705,387	$73,758	$36,519	$815,664
A1 – A3	182,559	7,103	145,096	334,758
Baa1 – Baa3	50,000	51,133	146,930	248,063
Ba2	—	5,080	—	5,080

Total	$937,946	$137,074	$328,545	$1,403,565

Credit ratings issued by national organizations are presented in the following table at December 31, 2020.

	Commercial and Industrial	Municipal	Commercial Real Estate	Total
	(in thousands)
Credit Rating:
Aaa – Aa3	$710,955	$74,291	$38,035	$823,281
A1 – A3	183,123	7,103	145,583	335,809
Baa1 – Baa3	50,000	51,133	140,905	242,038
Ba2	—	5,080	—	5,080

Total	$944,078	$137,607	$324,523	$1,406,208

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
The following table summarizes the changes in the Company’s allowance for loan losses for the periods indicated.

	Three months ended March 31,
	2021	2020
	(in thousands)
Allowance for loan losses, beginning of period	$35,486	$29,585
Loans charged off	(67)	(62)
Recoveries on loans previously charged-off	83	206

Net recoveries	16	144
Provision (credit) charged to expense	(550)	1,075

Allowance for loan losses, end of period	$34,952	$30,804

The Company may experience increased levels of nonaccrual loans if borrowers are negatively impacted by future negative economic conditions. Management continually monitors trends in the loan portfolio to determine the appropriate level of allowance for loan losses. At the current time, management believes that the allowance for loan losses is adequate.
Nonperforming Assets
The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Nonaccruing loans	$942	$3,996
Total nonperforming assets	$942	$3,996
Loans past due 90 days or more and still accruing	$—	$90
Nonaccruing loans as a percentage of total loans	0.03%	0.13%
Nonperforming assets as a percentage of total assets	0.01%	0.06%
Accruing troubled debt restructures	$2,099	$2,202
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

Securities
Available-for-Sale
(at Fair Value)
The securities
available-for-sale
portfolio totaled $263,898,000 at March 31, 2021, a decrease of 6.6% from December 31, 2020. The portfolio decreased mainly as a result of maturities of securities available-for-sale
totaling $25,993,000 offset, somewhat by purchases of $6,770,000. The portfolio is concentrated in United States Government Sponsored Enterprises, Mortgage-backed Securities and Obligations issued by States and Political Subdivisions and had an estimated weighted average remaining life of 5.0 years.
At March 31, 2021, 82.7% of the Company’s securities
available-for-sale
are classified as Level 2. The fair values of these securities are generally obtained from a pricing service, which provides the Company with a description of the inputs generally utilized for each type of security. These inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided
markets, benchmark securities, bids, offers and reference data. Market indicators and industry and economic events are also monitored.
Securities
available-for-sale
totaling $45,668,000 or 17.3% of securities
available-for-sale
are classified as Level 3. These securities are generally municipal securities with no observable fair value with an average life of one year or less. The securities are carried at cost which approximates fair value. A periodic review of underlying financial statements and credit ratings is performed to assess the appropriateness of these valuations.
During the first three months of 2021, net unrealized gains on the securities available-for-sale
increased to $809,000 from a net unrealized gain of $175,000 at December 31, 2020. This was primarily the result of an increase in the value of floating rate securities.
The following table sets forth the fair value of securities
available-for-sale
at the dates indicated.

	March 31,	December 31,
	2021	2020
	(in thousands)
Small Business Administration	$42,855	$44,039
U.S Government Agency and Sponsored Enterprise Mortgage-backed Securities	166,811	177,741
Privately Issued Residential Mortgage-backed Securities	326	328
Obligations issued by States and Political Subdivisions	45,668	52,276
Other Debt Securities	8,238	8,064

Total Securities Available–for-Sale	$263,898	$282,448

There were no sales of
available-for-sales
securities for the three months ended March 31, 2021.
Securities
Held-to-Maturity
(at Amortized Cost)
The securities
held-to-maturity
portfolio totaled $3,217,176,000 on March 31, 2021, an increase of 28.2% from December 31, 2020. Purchases of held-to-maturity
securities totaled $964,868,000 for the three months ended March 31, 2021. The purchases were offset somewhat, by maturities and scheduled principal payments of $257,255,000. The portfolio is concentrated in United States Government Sponsored Enterprises and Mortgage-backed Securities and had an estimated weighted average remaining life of 4.7 years.
The following table sets forth the amortized cost of securities held-to-maturity
at the dates indicated.

	March 31, 2021	December 31, 2020
	(in thousands)
U.S. Government Sponsored Enterprises	$381,077	$244,220
SBA Backed Securities	36,330	37,783
U.S. Government Agency and Sponsored Enterprise Mortgage-backed Securities	2,799,769	2,227,085

Total Securities Held-to-Maturity	$3,217,176	$2,509,088

There were no sales of
held-to-maturity
securities for the three months ended March 31, 2021.

The net unrealized gains on investment securities
held-to-maturity
was $5,727,000 or 0.2% of the total at March 31, 2021 and the net unrealized gains was $70,015,000 or 2.8% of the total at December 31, 2020. The decrease in the net unrealized gains on securities held-to-maturity
related primarily to an increase in interest rates. The gross unrealized losses relate primarily to interest rates and not credit quality, and because the Company does not intend to sell any of these securities and it is not likely that it will be required to sell these securities before the anticipated recovery of the remaining amortized cost, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2021 and December 31, 2020.
At March 31, 2021 and December 31, 2020, all mortgage-backed securities are obligations of U.S. Government Sponsored Enterprises. Debt securities of Government Sponsored Enterprises primarily refer to debt securities of Fannie Mae and Freddie Mac.
Federal Home Loan Bank of Boston Stock
The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews this investment for impairment based on the ultimate recoverability of the cost basis in the stock. As of March 31, 2021, there have been no indicators of impairment that would require further consideration of potential impairment.
Equity Securities
On March 31, 2021 equity securities totaled $1,722,000 compared to $1,668,000 at December 31, 2020, the increase is primarily the result of changes in fair values.
Deposits and Borrowed Funds
On March 31, 2021, deposits totaled $6,396,042,000 representing a 17.3% increase from December 31, 2020. Total deposits increased primarily as a result of an increase in savings and NOW deposits, demand deposits, and money market accounts. These types of deposits increased primarily from an increased customer base and the cyclical nature of the municipal deposit base. Savings and NOW deposits increased mainly as a result of an increase in municipal NOW accounts, and corporate savings accounts. Demand deposits increased mainly as a result of increased corporate checking balances as a result of PPP loan proceed deposits. Money market accounts increased mainly as a result of an increase in municipal and corporate money market accounts. Time deposits decreased primarily as a result of decreased municipal time deposits.
Borrowed funds totaled $380,524,000 at March 31, 2021 compared to $409,099,000 at December 31, 2020. Borrowed funds decreased mainly as a result of a decrease in borrowings from the FHLBB and a decrease in repurchase agreements. FHLBB borrowings decreased mainly as a result of an increase in deposits. Repurchase agreements decreased primarily as a result of short-term customer activity.
Stockholders’ Equity
At March 31, 2021, total equity was $381,332,000 compared to $370,409,000 on December 31, 2020. The Company’s equity increased primarily as a result of earnings, partially offset by dividends paid. The Company’s leverage ratio stood at 6.16% on March 31, 2021, compared to 6.64% at December 31, 2020. The decrease in the leverage ratio was due to an increase in quarterly average assets, offset somewhat by an increase in stockholders’ equity. Book value as of March 31, 2021, was $68.49 as compared to $66.53 on December 31, 2020.

Results of Operations
The following table sets forth the distribution of the Company’s average assets, liabilities and stockholders’ equity, and average annualized rates earned or paid on a fully taxable equivalent basis for each of the three-month periods indicated.

	Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expenses (1)	Rate Earned/ Paid (1)
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans (2)
Loans taxable	$1,740,943	$15,636	3.64%	$1,275,999	$13,481	4.25%
Loans tax-exempt	1,241,051	7,582	2.48%	1,171,963	10,789	3.70%
Securities available-for-sale (5):
Taxable	240,695	539	0.90%	262,332	1,582	2.41%
Tax-exempt	48,274	110	0.91%	9,640	137	5.68%
Securities held-to-maturity:
Taxable	2,816,215	13,117	1.86%	2,299,750	15,293	2.66%
Interest-bearing deposits in other banks	715,155	179	0.10%	173,928	610	1.40%

Total interest-earning assets	6,802,333	37,163	2.19%	5,193,612	41,892	3.23%
Non interest-earning assets	362,917			285,422
Allowance for loan losses	(35,734)			(29,765)

Total assets	$7,129,516			$5,449,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
NOW accounts	$1,159,180	$647	0.23%	$1,016,266	$2,252	0.89%
Savings accounts	1,068,525	471	0.18%	716,569	1,473	0.83%
Money market accounts	2,296,286	2,886	0.51%	1,480,399	5,572	1.51%
Time deposits	510,287	1,581	1.26%	589,396	3,172	2.16%

Total interest-bearing deposits	5,034,278	5,585	0.45%	3,802,630	12,469	1.32%
Securities sold under agreements to repurchase	234,810	141	0.24%	246,272	626	1.02%
Other borrowed funds and subordinated debentures	188,769	1,238	2.66%	217,839	1,499	2.77%

Total interest-bearing liabilities	5,457,857	6,964	0.52%	4,266,741	14,594	1.38%

Non-interest-bearing liabilities
Demand deposits	1,195,863			758,173
Other liabilities	99,787			87,423

Total liabilities	6,753,507			5,112,337

Stockholders’ equity	376,009			336,932
Total liabilities & stockholders’ equity	$7,129,516			$5,449,269

Net interest income on a fully taxable equivalent basis		30,199			27,298
Less taxable equivalent adjustment		(1,632)			(2,097)

Net interest income		$28,567			$25,201

Net interest spread (3)			1.67%			1.85%

Net interest margin (4)			1.80%			2.11%

(1)	On a fully taxable equivalent basis calculated using a federal tax rate of 21%. Rates are annualized.
(2)	Nonaccrual loans are included in average amounts outstanding.
(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weightedaverage cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	Average balances of securities available-for-sale calculated utilizing amortized cost.

The following table presents certain information on a
fully-tax
equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume.

	Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020
	Increase/(Decrease) Due to Change in
	Volume	Rate	Total
	(in thousands)
Interest income:
Loans
Taxable	$4,371	$(2,216)	$2,155
Tax-exempt	599	(3,806)	(3,207)
Securities available-for-sale
Taxable	(121)	(922)	(1,043)
Tax-exempt	168	(195)	(27)
Securities held-to-maturity
Taxable	2,994	(5,170)	(2,176)
Interest-bearing deposits in other banks	541	(972)	(431)

Total interest income	8,552	(13,281)	(4,729)

Interest expense:
Deposits
NOW accounts	290	(1,895)	(1,605)
Savings accounts	512	(1,514)	(1,002)
Money market accounts	2,173	(4,859)	(2,686)
Time deposits	(370)	(1,221)	(1,591)

Total interest-bearing deposits	2,605	(9,489)	(6,884)
Securities sold under agreements to repurchase	(25)	(460)	(485)
Other borrowed funds and subordinated debentures	(186)	(75)	(261)

Total interest expense	2,394	(10,024)	(7,630)

Change in net interest income	$6,158	$(3,257)	$2,901

Net Interest Income
For the three months ended March 31, 2021, net interest income on a fully taxable equivalent basis totaled $30,109,000 compared to $27,298,000 for the same period in 2020, an increase of $2,811,000 or 10.3%. The increase in net interest income for the period is primarily due to a decrease in interest expense as a result of falling interest rates. The net interest margin decreased from 2.11% on a fully tax-equivalent
basis for first quarter of 2020 to 1.80% for the same period in 2021. This was primarily the result of increased margin pressure during the recent decrease in interest rates across the yield curve. The average balances of earning assets increased by $1,608,721,000 or 31.0%, combined with an average yield decrease of 1.03%, resulting in a decrease in interest income of $4,729,000 on a fully tax-equivalent
basis. The average balance of interest-bearing liabilities increased by $1,191,116,000 or 27.9%, combined with an average interest-bearing liabilities interest cost decrease of 0.86%, resulting in a decrease in interest expense of $7,630,000.
As illustrated in the table above, the main contributors to the increase in net interest income for the three-month period was a decrease in rates paid on interest-bearing deposits. The Company has decreased interest rates on these products as market rates have decreased. Securities held-to-maturity
income increased, for the three-month period, primarily as a result of an increase in volume. Securities available-for-sale,
interest-bearing deposits in other banks, and loan income decreased primarily from a decrease in rates paid on the portfolios. The Company has a sizable floating rate available-for-sale
and loan portfolio. These portfolios reprice as interest rates rise or fall.

Provision for Loan Losses
The provision for loan losses decreased by $1,625,000 from $1,075,000 for the quarter ended March 31, 2020 compared to a credit of $550,000 for the same period in 2021. The provision for the first quarter of 2020 was primarily the result of provisions related to the onset of the
COVID-19
pandemic. The credit provision for the first quarter of 2021 was primarily attributable to a decline in loan balances exclusive of PPP loans and a reduction in specific allocations to the allowance for loan losses.
Further discussion relating to changes in portfolio composition is discussed in Note 4.
Non-Interest
Income and Expense
Other operating income for the quarter ended March 31, 2021 decreased by $107,000 from the same period last year to $4,203,000. This was mainly attributable to a decrease in other income of $95,000 and a decrease in service charges on deposit accounts of $78,000. This was offset, somewhat, by an increase of $66,000 in lockbox fees. Service charges on deposit accounts decreased mainly as a result of a decrease in customer activity due in large part to the
COVID-19
pandemic. Other income decreased mainly as a result of a decrease in insurance gains on life insurance policies. Lockbox fees increased mainly as a result of increased customer activity.
For the quarter ended March 31, 2021, operating expenses increased by $2,698,000 or 14.8% to $20,871,000, from the same period last year. This was primarily attributable to an increase in salaries and employee benefits of $879,000, an increase of $187,000 in occupancy costs, an increase of $112,000 in equipment expenses, an increase of $472,000 in FDIC assessments, and an increase of $1,048,000 in other expenses. The increase in salaries and employee benefits was mainly attributable to merit increases, bonus accruals, and other employee benefits. The increase in FDIC assessments was attributable to credits applied during the first quarter of 2020. The increase in occupancy costs was mainly attributable to an increase in building maintenance. Other expenses increased mainly as a result of expenses related to the previously announced merger, increases in bank security, and increases in contributions. Equipment expense increased mainly from an increase in depreciation expense.
Income Taxes
For the quarter ended March 31, 2021, the Company’s income tax expense totaled $1,679,000 on pretax income of $12,449,000 resulting in an effective tax rate of 13.5%. For last year’s corresponding quarter, the Company’s income tax expense totaled $597,000 on pretax income of $10,263,000 resulting in an effective tax rate of 5.8%. This increase was primarily the result of an increase in taxable income relative to total income.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company’s profitability is affected by fluctuations in interest rates. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates tied to specific assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using several tools. The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while structuring the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management believes that there has been no material changes in the interest rate risk reported in the Company’s Annual Report on
Form 10-K
for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission. The information is contained in the
Form 10-K
within the Market Risk and Asset Liability Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition.
Item 4. Controls and Procedures
The Company’s management, with participation of the Company’s principal executive and financial officers, has evaluated its disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, with participation of its principal executive and financial officers, has concluded that the Company’s disclosure controls and procedures are effective. The disclosure controls and procedures also effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act is accumulated and reported to Company management (including the principal executive officer and the principal financial officer) as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has evaluated its internal control over financial reporting and during the first three months of 2021 there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
–
Other Information

Item 1
A
number of legal claims against the Company arising in the normal course of business were outstanding at March 31, 2021. Management, after reviewing these claims with legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A
Risk Factors – Please read “Risk Factors” in the Company’s Annual Report on
Form 10-K
for the fiscal year ended December 31, 2020. Except as noted below, there have been no material changes since this
10-K
was filed. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and operating results.

If our merger with Eastern Bankshares, Inc. is not completed, we will have incurred substantial expenses without our shareholders realizing the expected benefits.
On April 7, 2021, we entered into an Agreement and Plan of Merger with Eastern Bankshares, Inc. pursuant to which we will merge with and into Eastern, with Eastern as the surviving corporation. Completion of the merger is subject to closing conditions including, but not limited to, various regulatory approvals and the approval of our shareholders. We currently expect that the merger will be completed in the fourth quarter of 2021. It is possible, however, that factors outside of our control could require the parties to complete the merger at a later time, or not to complete the merger at all. In the event that the merger is not consummated for any reason, we will be subject to many risks, including the costs related to the merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline. We also could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.
We will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.
The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results. In addition, the merger agreement generally requires that we operate in the usual, regular and ordinary course of business and restricts us from taking certain actions prior to the effective time of the merger or termination of the merger agreement without Eastern’s consent in writing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.
Before the merger may be completed, certain approvals or consents must be obtained from the various bank regulatory and other authorities. There can be no assurance as to whether regulatory approval will be received or the timing of the approvals. Eastern is not obligated to complete the merger if the regulatory approvals received in connection with the completion of the merger include any conditions or restrictions that would constitute a “Materially Burdensome Regulatory Condition” as defined in the merger agreement. There can be no assurance that regulatory approvals will not include such conditions or restrictions and such conditions or restrictions could have the effect of delaying completion of the merger.
The termination fee and the restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.
Until the completion of the merger, we are prohibited from soliciting, initiating, encouraging, or with some exceptions, considering any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction with any person other than Eastern. In addition, we have agreed to pay a termination fee of approximately $25.7 million to Eastern in specified circumstances. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our shareholders than Eastern has offered in the merger. The payment of the termination fee also could have a material adverse effect on our results of operations.

Litigation may be filed against the board of directors the Company and/or Eastern that could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.
In connection with the merger, it is possible that our shareholders may file putative class action lawsuits against the boards of directors of the Company and/or Eastern. Among other remedies, these shareholders could seek to enjoin the merger. The outcome of any such litigation would be uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the merger and result in substantial costs to Eastern and the Company, including any costs associated with indemnification obligations of the Company and/or Eastern.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds –
(a) – (b) Not applicable.
(c) None

Item 3	Defaults Upon Senior Securities – None

Item 4	Mine Safety Disclosures – Not applicable

Item 5	Other Information – None

Item 6	Exhibits

2.1	Agreement and Plan of Merger by and among Eastern Bankshares, Inc., Clarion Acquisition Corp., Century Bancorp, Inc. and Century Bank and Trust Company, dated as of April 7, 2021, incorporated by reference to the Registrant’s 8-K filed on April 8, 2021.

10.1	Form of Voting Agreement, incorporated by reference to the Registrant’s 8-K filed on April 8, 2021.

10.2	Employment letter, dated as of April 6, 1999, from Century Bank and Trust Company to David B. Woonton.

31.1	Certification of Chairman, President and Chief Executive Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer of the Company Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

+32.1	Certification of Chairman, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++101.	INS XBRL Instance Document

++101.	SCH XBRL Taxonomy Extension Schema

++101.	CAL XBRL Taxonomy Extension Calculation Linkbase

++101.	LAB XBRL Taxonomy Extension Label Linkbase

++101.	PRE XBRL Taxonomy Extension Presentation Linkbase

++101.	DEF XBRL Taxonomy Definition Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

++
As provided in Rule 406T of regulation
S-T,
this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and consists of the following materials from Century Bancorp Inc.’s Quarterly Report on
10-Q
for the quarter ended March 31, 2021, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021	Century Bancorp, Inc.

/s/ Barry R. Sloane
Barry R. Sloane
Chairman, President and Chief Executive Officer

/s/ William P. Hornby
William P. Hornby, CPA
Chief Financial Officer and Treasurer
(Principal Accounting Officer)